Form 10-K
period 1993-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1994-03-28
CIK 51143

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                     1-2360
                            (Commission File Number)
                  INTERNATIONAL BUSINESS MACHINES CORPORATION
             (Exact name of registrant as specified in its charter)

                NEW YORK                                13-0871985
        (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NUMBER)

            ARMONK, NEW YORK                               10504
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                  914-765-1900
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                             VOTING SHARES OUTSTANDING    NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS        AT FEBRUARY 10, 1994        ON WHICH REGISTERED
- ---------------------------  -------------------------  ------------------------
Capital stock, par value            582,112,340         New York Stock Exchange
  $1.25 per share                                       Midwest Stock Exchange
                                                        Pacific Stock Exchange
Depositary shares each                                  New York Stock Exchange
 representing one-fourth
 of a share of 7 1/2%
 Preferred stock, par
 value $ .01 per share
6 3/8% Notes due 1997                                   New York Stock Exchange
9% Notes due 1998                                       New York Stock Exchange
6 3/8% Notes due 2000                                   New York Stock Exchange
7 1/4% Notes due 2002                                   New York Stock Exchange
7 1/2% Debentures due 2013                              New York Stock Exchange
8 3/8% Debentures due 2019                              New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 10, 1994 was $30.8 billion.

     Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1993 into Parts I and II of Form 10-K.

        Portions of IBM's definitive Proxy Statement dated March 14, 1994 into
        Part III of Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:
     IBM develops, manufactures and sells advanced information processing products, including computers and microelectronic technology, software, networking systems and information technology-related services. IBM offers value worldwide through its United States, Canada, Europe/Middle East/Africa, Latin America, and Asia/Pacific business units, by providing comprehensive and competitive product choices.

     The value of unfilled orders is not a meaningful indicator of future revenues due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. Therefore, the Company believes that backlog information is not material to an understanding of its business.

     IBM owns or is licensed under a number of patents relating to its products. Licenses under patents owned by IBM have been and are being granted to others. IBM believes its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.

     The following information is included in IBM's 1993 Annual Report to Stockholders and is incorporated herein by reference:

        1. Segment information and revenue by classes of similar products or services--Pages 59 and 60

        2. Financial information by geographic areas--Pages 61 and 62

        3. Amount spent during each of the last three years on research and development activities--Page 45

        4. The number of persons employed by the registrant--Page 31

        5. Management discussion overview --Pages 20 and 21

ITEM 2. PROPERTIES:
     At December 31, 1993, IBM's manufacturing and development facilities in the United States had aggregate floor space of 57.4 million square feet, of which
46.6 million was owned and 10.8 million was leased. Of these amounts, 4.3 million square feet was vacant and .7 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled 21.8 million square feet, of which 18.3 million was owned and 3.5 million was leased. Of these amounts, .6 million square feet was vacant and .3 million square feet was being leased to non-IBM businesses.

     Although improved production techniques, productivity gains, and restructuring actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant and other property, refer to page 27 (Investments) of IBM's 1993 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS:
     No material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 28, 1994):

                                                                                                                   OFFICER
                                                                                                        AGE         SINCE
                                                                                                     -----------  -----------
Chairman of the Board of Directors and Chief Executive Officer
  Louis V. Gerstner, Jr.(1).......................................................................          52         1993
Vice Chairman of the Board of Directors
  Paul J. Rizzo(1)................................................................................          66         1993
Senior Vice Presidents
  James A. Cannavino, Strategy and Development....................................................          49         1988
  Gerald M. Czarnecki, Human Resources and Administration.........................................          54         1993
  Donato A. Evangelista, General Counsel..........................................................          61         1983
  Ellen M. Hancock, Group Executive...............................................................          50         1985
  Robert J. LaBant, Group Executive...............................................................          48         1989
  Ned C. Lautenbach, Group Executive..............................................................          50         1987
  G. Richard Thoman, Group Executive..............................................................          49         1993
  John M. Thompson, Group Executive...............................................................          51         1989
  Patrick A. Toole, Group Executive...............................................................          56         1984
  Jerome B. York, Chief Financial Officer.........................................................          55         1993
Vice President and Controller
  Lawrence A. Zimmerman...........................................................................          51         1991
Vice President and Treasurer
  Frederick W. Zuckerman..........................................................................          59         1993

- ------------
(1) Member of the Board of Directors.

     All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each officer named above, with the exception of Gerald M. Czarnecki, Louis V. Gerstner, Jr., Paul J. Rizzo, G. Richard Thoman, Jerome B. York, and Frederick W. Zuckerman has been an officer or an executive of IBM or its subsidiaries during the past five years.

     Mr. Czarnecki was the chairman of the board and chief executive officer, of Bank of America-Hawaii from 1992 until joining IBM in 1993. From 1987 to 1992, he was chairman of the board and chief executive officer of HonFed Bank in Honolulu, Hawaii.

     Mr. Gerstner was the chairman of the board and chief executive officer of RJR Nabisco Holdings Corporation from 1989 until joining IBM in 1993. From 1985 to 1989, he was chairman and chief executive officer of American Express Travel Related Services Co., Inc.

     Mr. Rizzo was the Dean of the Kenan-Flagler Business School at the University of North Carolina-Chapel Hill from 1987 to 1992. He then became a partner in Franklin Street Partners, a Chapel Hill investment firm. He rejoined IBM in 1993, having previously retired in 1988.

     Mr. Thoman was the president of Nabisco International from 1992 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Travel Related Services International, and co-CEO of American Express Travel Related Services Co., and CEO of American Express International from 1989 to 1992.

     Mr. York was the executive vice president-finance and chief financial officer of Chrysler Corporation from 1990 until joining IBM in 1993. From 1979 to 1990, he had also served as vice president and controller at Chrysler, vice president in charge of the company's Dodge car and truck division, and managing director of its operations in Mexico.

     Mr. Zuckerman was the senior vice president and treasurer of RJR Nabisco from 1991 until joining IBM in 1993. From 1981 to 1991, he was the corporate vice president and treasurer of Chrysler Corporation.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

     Refer to page 63 and the inside back cover of IBM's 1993 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.


     There were 738,948 common stockholders of record at February 10, 1994.


ITEM 6. SELECTED FINANCIAL DATA:

     Refer to page 63 of IBM's 1993 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Refer to pages 20 through 31 of IBM's 1993 Annual Report to Stockholders which are incorporated herein by reference.

     On March 1, 1994, Loral Corporation completed its acquisition of the Federal Systems Company for $1.503 billion in cash. The amount of any gain resulting from this sale may be dependent on future performance of the Advanced Automation System contract for the Federal Aviation Authority and certain other open matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     Refer to pages 18 and 19 and 32 through 62 of IBM's 1993 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedules on pages S-1 to S-5 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:


     Refer to pages 2 through 4 and 7 of IBM's definitive Proxy Statement dated March 14, 1994 which are incorporated herein by reference solely as they relate to this item. Also refer to the Item entitled "Executive Officers of the Registrant" in Part I of this Form.


ITEM 11. EXECUTIVE COMPENSATION:

     Refer to pages 9 through 16 of IBM's definitive Proxy Statement dated March 14, 1994, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

         Not applicable.

     (B) SECURITY OWNERSHIP OF MANAGEMENT:

         Refer to the section entitled "Stock Ownership" appearing on pages 7 and 8 of IBM's definitive Proxy Statement dated March 14, 1994, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Refer to page 7 (Other Relationships) of IBM's definitive Proxy Statement dated March 14, 1994, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:
     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        1. FINANCIAL STATEMENTS FROM IBM'S 1993 ANNUAL REPORT TO STOCKHOLDERS WHICH ARE INCORPORATED HEREIN BY REFERENCE:

                     Report of Independent Accountants (page 19).

       Consolidated Statement of Operations for the years ended December 31, 1993, 1992 and 1991 (page 32).

       Consolidated Statement of Financial Position at December 31, 1993 and 1992 (page 33).

       Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991 (page 34).


       Consolidated Statement of Stockholders' Equity at December 31, 1993, 1992 and 1991 (page 35).


       Notes to Consolidated Financial Statements (pages 36 through 62).

     2. FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF
       THIS FORM:

              SCHEDULE
   PAGE        NUMBER
- -----------  -----------
         7                Report of Independent Accountants on Financial Statement Schedules.
       S-1          V--   Plant, Rental Machines and Other Property.
       S-2         VI--   Accumulated Depreciation of Plant, Rental Machines and Other Property.
       S-3       VIII--   Valuation and Qualifying Accounts.
       S-4         IX--   Short-Term Borrowings.
       S-5          X--   Supplementary Income Statement Information.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

     3. EXHIBITS:

     INCLUDED IN THIS FORM 10-K:

                    I--   Computation of Fully Diluted Earnings Per Share.
                   II--   Parents and Subsidiaries.
                  III--   Consent of Independent Accountants.
                   IV--   Additional Exhibits
                          (a) Quarterly Consolidated Statement of Operations--Restated 1993.
                    V--   The By-laws of IBM as amended through November 30, 1993.
                   VI--   The Certificate of Incorporation of IBM as restated April 27, 1992, and filed May 27, 1992, as amended through May 28, 1993.
                  VII--   IBM's 1993 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
                 VIII--   Powers of Attorney.

          NOT INCLUDED IN THIS FORM 10-K:

        -- A copy of the IBM 1989 Long-Term Performance Plan, a management compensatory plan, is contained in Registration Statement No. 33-29022 on Form S-8, filed on May 31, 1989, and is hereby incorporated by reference.

        -- Board of Directors compensatory plans, as described under Directors'
           Compensation on page 7 of IBM's definitive Proxy Statement dated March 14, 1994, which is incorporated herein by reference.

        -- The instruments defining the rights of the holders of the 6 3/8%
           Notes due 1997 and the 7 1/4% Notes due 2002 are Exhibits 4(a) through 4(1) to Registration Statement No. 33-33590 on Form S-3, filed on February 22, 1990, and are hereby incorporated by reference.

        -- The instruments defining the rights of the holders of the 9% Notes due 1998 are Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985, and Exhibit 4(b) to Registration Statement No. 33-6889 on Form S-3, filed on July 1, 1986, and are hereby incorporated by reference.

        -- The instruments defining the rights of the holders of the 6 3/8%
           Notes due 2000 and the 7 1/2% Debentures due 2013 are Exhibits 4(a) through 4(1) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

        -- The instruments defining the rights of holders of the 8 3/8%
           Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.

        -- IBM's definitive Proxy Statement dated March 14, 1994, certain sections of which have been incorporated herein by reference.

     (B) REPORTS ON FORM 8-K:

        -- No reports on Form 8-K were filed during the last quarter of 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         INTERNATIONAL BUSINESS MACHINES
                                         CORPORATION

                                                       (Registrant)

                                          By:      LOUIS V. GERSTNER, JR.
                                              ..................................
                                                  (LOUIS V. GERSTNER, JR.
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER)

Date:  March 28, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 SIGNATURE                          TITLE                                       DATE
- --------------------------------------------  ------------------             ------------------------------------------
             JEROME B. YORK                   Senior Vice                                  March 28, 1994
............................................    President
              (JEROME B. YORK)                  and
                                                Chief
                                                Financial
                                                Officer
        LAWRENCE A. ZIMMERMAN                 Vice President                               March 28, 1994
............................................    and
          (LAWRENCE A. ZIMMERMAN)               Controller
                HAROLD BROWN                  Director

               JAMES E. BURKE                 Director
            THOMAS F. FRIST, JR.              Director
                FRITZ GERBER                  Director
            JUDITH RICHARDS HOPE              Director
             NANNERL O. KEOHANE               Director
             CHARLES F. KNIGHT                Director
              THOMAS S. MURPHY                Director                       By:        JOHN E. HICKEY
                                                                                ...............................
                                                                                          (JOHN E. HICKEY)
                JOHN R. OPEL                  Director                                    ATTORNEY-IN-FACT
               PAUL J. RIZZO                  Vice Chairman                                March 28, 1994
                                                of the Board
             JOHN B. SLAUGHTER                Director
           LODEWIJK C. VAN WACHEM             Director
           EDGAR S. WOOLARD, JR.              Director


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
INTERNATIONAL BUSINESS MACHINES CORPORATION

Our audits of the consolidated financial statements referred to in our report dated February 16, 1994 (which refers to the changes in the methods of accounting for postemployment benefits in 1993, income taxes in 1992, and nonpension postretirement benefits in 1991) appearing on page 19 of the 1993 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

1177 Avenue of the Americas
New York, N.Y. 10036
February 16, 1994

                                                                      SCHEDULE V

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                   PLANT, RENTAL MACHINES AND OTHER PROPERTY
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                             BALANCE
                                               AT                      RETIREMENTS,                      BALANCE
                                            BEGINNING    ADDITIONS       SALES AND       TRANSLATION     AT END
               DESCRIPTION                  OF PERIOD     AT COST    RECLASSIFICATIONS   ADJUSTMENTS    OF PERIOD
- -----------------------------------------  -----------  -----------  -----------------  -------------  -----------
1993
  Land and land improvements.............   $   1,477    $      12       $      59       $        (8)   $   1,422
  Buildings..............................      13,839          278             641              (162)      13,314
  Plant, laboratory and office
equipment................................      34,500        2,147           6,480              (338)      29,829
                                           -----------  -----------       --------      -------------  -----------
                                               49,816        2,437           7,180              (508)      44,565
  Rental machines and parts..............       2,970          795             801               (25)       2,939
                                           -----------  -----------       --------      -------------  -----------
           Total.........................   $  52,786    $   3,232       $   7,981       $      (533)   $  47,504
                                           -----------  -----------       --------      -------------  -----------
                                           -----------  -----------       --------      -------------  -----------
1992
  Land and land improvements.............   $   1,604    $      15       $      71       $       (71)   $   1,477
  Buildings..............................      14,281          477             389              (530)      13,839
  Plant, laboratory and office
equipment................................      36,490        3,721           4,549            (1,162)      34,500
                                           -----------  -----------       --------      -------------  -----------
                                               52,375        4,213           5,009            (1,763)      49,816
  Rental machines and parts..............       3,303          485             714              (104)       2,970
                                           -----------  -----------       --------      -------------  -----------
           Total.........................   $  55,678    $   4,698       $   5,723       $    (1,867)   $  52,786
                                           -----------  -----------       --------      -------------  -----------
                                           -----------  -----------       --------      -------------  -----------
1991
  Land and land improvements.............   $   1,645    $      19       $      64       $         4    $   1,604
  Buildings..............................      13,792          833             361                17       14,281
  Plant, laboratory and office
equipment................................      35,155        4,508           3,216                43       36,490
                                           -----------  -----------       --------      -------------  -----------
                                               50,592        5,360           3,641                64       52,375
  Rental machines and parts..............       3,067        1,142             922                16        3,303
                                           -----------  -----------       --------      -------------  -----------
           Total.........................   $  53,659    $   6,502       $   4,563       $        80    $  55,678
                                           -----------  -----------       --------      -------------  -----------
                                           -----------  -----------       --------      -------------  -----------

     DEPRECIATION: Plant, rental machines and other property are carried at cost and depreciated over their estimated useful lives using the straight-line method.

     With minor exceptions, the estimated useful lives of depreciable properties are as follows:



Land improvements.......................................          20 years
Buildings and building equipment........................     5 to 50 years
Plant, laboratory and office equipment..................     2 to 16 years
Rental machines.........................................      1 to 7 years

                                                                     SCHEDULE VI

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
     ACCUMULATED DEPRECIATION OF PLANT, RENTAL MACHINES AND OTHER PROPERTY
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                 ADDITIONS          DEDUCTIONS
                                             ------------------  -----------------
                                BALANCE AT   CHARGED TO COSTS,     RETIREMENTS,                      BALANCE
                                 BEGINNING      EXPENSES AND         SALES AND       TRANSLATION     AT END
         DESCRIPTION             OF PERIOD     OTHER ACCOUNTS    RECLASSIFICATIONS   ADJUSTMENTS    OF PERIOD
- ------------------------------  -----------  ------------------  -----------------  -------------  -----------
1993
  Land improvements...........   $     260       $      101          $      21       $       (11)   $     329
  Buildings...................       6,301              713                353              (108)       6,553
  Plant, laboratory and office
equipment.....................      23,228            4,381              5,627              (288)      21,694
                                -----------        --------           --------      -------------  -----------
                                    29,789            5,195              6,001              (407)      28,576
  Rental machines.............       1,402              583                561               (17)       1,407
                                -----------        --------           --------      -------------  -----------
           Total..............   $  31,191       $    5,778(A)       $   6,562       $      (424)   $  29,983
                                -----------        --------           --------      -------------  -----------
                                -----------        --------           --------      -------------  -----------
1992
  Land improvements...........   $     289       $       23          $      38       $       (14)   $     260
  Buildings...................       4,848            1,837                157              (227)       6,301
  Plant, laboratory and office
equipment.....................      21,480            6,819              4,322              (749)      23,228
                                -----------        --------           --------      -------------  -----------
                                    26,617            8,679              4,517              (990)      29,789
  Rental machines.............       1,483              542                573               (50)       1,402
                                -----------        --------           --------      -------------  -----------
           Total..............   $  28,100       $    9,221(B)       $   5,090       $    (1,040)   $  31,191
                                -----------        --------           --------      -------------  -----------
                                -----------        --------           --------      -------------  -----------
1991
  Land improvements...........   $     272       $       25          $       8       $        --    $     289
  Buildings...................       4,474              524                151                 1        4,848
  Plant, laboratory and office
equipment.....................      20,170            4,146              2,848                12       21,480
                                -----------        --------           --------      -------------  -----------
                                    24,916            4,695              3,007                13       26,617
  Rental machines.............       1,502              454                481                 8        1,483
                                -----------        --------           --------      -------------  -----------
           Total..............   $  26,418       $    5,149(C)       $   3,488       $        21    $  28,100
                                -----------        --------           --------      -------------  -----------
                                -----------        --------           --------      -------------  -----------

- ------------

(A) Includes charge for accelerated depreciation due to restructuring actions taken in 1993 of $1,068 million.

(B) Includes charge for accelerated depreciation due to restructuring actions taken in 1992 of $4,185 million.

(C) Includes charge for accelerated depreciation due to restructuring action taken in 1991 of $378 million.

                                                                   SCHEDULE VIII

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                         BALANCE AT                        BALANCE AT
                                                                          BEGINNING                            END
                             DESCRIPTION                                  OF PERIOD      NET CHANGE(A)      OF PERIOD
- ----------------------------------------------------------------------  -------------  -----------------  -------------
1993
  ]Account deducted from assets:
  Allowance for doubtful accounts
     --Current........................................................    $     578        $     105        $     683
                                                                             ------           ------           ------
                                                                             ------           ------           ------
     --Non-current....................................................    $     209        $     (22)       $     187
                                                                             ------           ------           ------
                                                                             ------           ------           ------
1992
  Account deducted from assets:
  Allowance for doubtful accounts
     --Current........................................................    $     414        $     164        $     578
                                                                             ------           ------           ------
                                                                             ------           ------           ------
     --Non-current....................................................    $     196        $      13        $     209
                                                                             ------           ------           ------
                                                                             ------           ------           ------
1991
  Account deducted from assets:
  Allowance for doubtful accounts
     --Current........................................................    $     389        $      25        $     414
                                                                             ------           ------           ------
                                                                             ------           ------           ------
     --Non-current....................................................    $     119        $      77        $     196
                                                                             ------           ------           ------
                                                                             ------           ------           ------

- ------------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--
     The receivables upon which the above allowances are based are highly diversified by geography, industry, and individual customer. The allowances for receivable losses for the year ended 1993, approximate less than three and one-half percent of the company's current receivables and less than two percent of the company's non-current receivables. The allowances for the year ended 1992, approproximate less than three percent of the company's current receivables and less than two percent of the company's non-current receivables. The allowances for the year ended 1991, approximate less than two percent in both categories of receivables.

                                                                     SCHEDULE IX

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                             SHORT-TERM BORROWINGS
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                      WEIGHTED                                   WEIGHTED
                                                                       AVERAGE        MAXIMUM                     AVERAGE
                                                       BALANCE AT     INTEREST      OUTSTANDING                INTEREST RATE
                                                           END         RATE AT      DURING THE      AVERAGE     DURING THE
                                                        OF PERIOD     YEAR END         YEAR         BALANCE       PERIOD
                                                       -----------  -------------  -------------  -----------  -------------
1993
  Commercial Paper...................................   $   3,735           3.9%     $   8,357     $   6,295           3.6%
  Short-Term Loans...................................       4,356           5.9%         6,815         5,652           7.4%
1992
  Commercial Paper...................................       7,869           3.5%         7,869         5,325           3.9%
  Short-Term Loans...................................       5,342          13.3%         6,793         5,767          16.2%
1991
  Commercial Paper...................................       3,426           5.1%         3,426         2,485           6.3%
  Short-Term Loans...................................       5,927          18.6%         7,955         5,316          22.5%

- ------------

Note--

     The balance at end of period excludes the current portion of long-term debt of $4,006 million, $3,256 million, and $4,363 million for the years 1993, 1992, and 1991, respectively.

     Effective 1993, short-term loan amounts in subsidiaries where the economic environment is highly inflationary, were primarily denominated in U.S. dollars. In prior years, these loans were denominated in local currencies, and the high interest rates in those operations were largely offset by the effects of inflation on funds borrowed. If the inflationary effects of these loans were excluded, the weighted average interest rate at year-end would have been 7.5% and 8.7% for the years 1992 and 1991, respectively, and the weighted average interest rate during the year would have been 7.8% and 9.0% for 1992 and 1991, respectively.

     The average amount outstanding during the year and the weighted average interest rate during the year were calculated by averaging the quarterly balances and rates.

                                                                      SCHEDULE X

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                              ITEM                                  1993       1992       1991
- ----------------------------------------------------------------  ---------  ---------  ---------
Maintenance and repairs(A)......................................  $   1,871  $   2,260  $   2,376
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Taxes, other than payroll and income taxes(A)...................  $     702  $     800  $     795
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

- ------------
(A) Includes amounts charged to all accounts, including inventories and fixed assets.

                                 EXHIBIT INDEX

  REFERENCE NUMBER                                                                                      EXHIBIT
   PER ITEM 601 OF                                                                                     NUMBER IN
   REGULATION S-K                               DESCRIPTION OF EXHIBITS                             THIS FORM 10-K
- ---------------------  --------------------------------------------------------------------------  -----------------
             (3)       Certificate of Incorporation and By-laws.
                       The Certificate of Incorporation of IBM as restated April 27, 1992, and            VI
                         filed May 27, 1992, as amended through May 28, 1993.
                       The By-laws of IBM as amended through November 30, 1993.                            V
             (4)       Instruments defining the rights of security holders.
                       The instruments defining the rights of the holders of the 6 3/8% Notes due
                         1997 and the 7 1/4% Notes due 2002 are Exhibits 4(a) through 4(1) to
                         Registration Statement No. 33-33590 on Form S-3, filed February 22,
                         1990, and are hereby incorporated by reference.
                       The instruments defining the rights of the holders of the 9% Notes due
                         1998 are Exhibit 4 to the Company's Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 1985, and Exhibit 4(b) to Registration
                         Statement No. 33-6889 on Form S-3 filed on July 1, 1986, and are hereby incorporated by reference.
                       The instruments defining the rights of the holders of the 6 3/8% Notes due
                         2000 and the 7 1/2% Debentures due 2013 are Exhibits 4(a) through 4(1)
                         to Registration Statement No. 33-49475(1) on Form S-3, file May 24,
                         1993, and are hereby incorporated by reference.
                       The instruments defining the rights of the holders of the 8 3/8%
                         Debentures due 2019 are Exhibits (4)(a)(b)(c) and (d) to Registration
                         Statement No. 33-31732 on Form S-3, filed on October 24, 1989, are hereby incorporated by reference.
             (9)       Voting trust agreement.                                                      Not applicable
            (10)       Material contracts.
                       A copy of the IBM 1989 Long-Term Performance Plan is contained in
                         Registration Statement No. 33-29022 on Form S-8, filed on May 31, 1989, and is hereby incorporated by reference.
                       Board of Directors compensatory plans, as described under Director's
                         Compensation on page 7 of IBM's definitive Proxy Statement dated March
                         14, 1994, which is incorporated herein by reference.
            (11)       Statement re computation of per share earnings.                                     I
            (12)       Statement re computation of ratios.                                          Not applicable
            (13)       Annual report to security holders.                                                 VII
            (18)       Letter re change in accounting principles.                                   Not applicable
            (19)       Previously unfiled documents.                                                Not applicable
            (21)       Subsidiaries of the registrant.                                                    II
            (22)       Published report regarding matters submitted to vote of security holders.    Not applicable
            (23)       Consents of experts and counsel.                                                   III
            (24)       Powers of attorney.                                                               VIII
            (27)       Financial Data Schedules                                                           IX
            (28)       Information from reports furnished to state insurance regulatory             Not applicable
                         authorities.
            (29)       Additional exhibits.                                                               IV