Form 10-Q
period 1994-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1994-05-10
CIK 51143

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              F O R M  1 0 - Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED MARCH 31, 1994


                                   1-2360
                           ______________________
                          (Commission file number)



                INTERNATIONAL BUSINESS MACHINES CORPORATION
            ____________________________________________________
           (Exact name of registrant as specified in its charter)


            New York                         13-0871985
       ______________________      __________________________________
      (State of incorporation)    (IRS employer identification number)


              Armonk, New York                          10504
    ______________________________________             ________
   (Address of principal executive offices)           (Zip Code)


                                914-765-1900
                       _____________________________
                      (Registrant's telephone number)

    The registrant has 583,126,080 shares of common stock outstanding at March 31, 1994.







    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X      NO
      ________     ________.

                                   INDEX
                                   _____
                                                                       Page
                                                                       ____

  Part I - Financial Information:

     Item 1.  Consolidated Financial Statements

        Consolidated Statement of Operations for the three months
          ended March 31, 1994 and 1993  . . . . . . . . . . . . .       1

        Consolidated Statement of Financial Position at
          March 31, 1994 and December 31, 1993 . . . . . . . . . .       3

        Consolidated Statement of Cash Flows for the three months
          ended March 31, 1994 and 1993. . . . . . . . . . . . . .       5

        Notes to Consolidated Financial Statements . . . . . . . .       6

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition  . .       7

  Part II - Other Information  . . . . . . . . . . . . . . . . . .      12

ITEM 1.
                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                 (UNAUDITED)


(Dollars in millions)                                     1994          1993
Revenue:                                                _______       _______
   Hardware sales                                       $ 6,268       $ 5,737
   Software                                               2,583         2,521
   Services                                               1,836         1,909
   Maintenance                                            1,768         1,804
   Rentals and financing                                    918         1,087
                                                        _______       _______
Total Revenue                                            13,373        13,058

Cost:
   Hardware sales                                         4,379         4,072
   Software                                               1,260           937
   Services                                               1,557         1,497
   Maintenance                                              871           919
   Rentals and financing                                    366           471
                                                        _______       _______
Total Cost                                                8,433         7,896
                                                        _______       _______
Gross Profit                                              4,940         5,162

Operating Expenses:
   Selling, general and administrative                    3,149         4,076
   Research, development and engineering                  1,100         1,356
   Restructuring charges                                     --            --
                                                        _______       _______
Total Operating Expenses                                  4,249         5,432
                                                        _______       _______
Operating Income (Loss)                                     691          (270)
Other Income, principally interest                          408           195
Interest Expense                                            414           305
                                                        _______       _______
Earnings (Loss) before Income Taxes                         685          (380)
Income Tax Provision (Benefit)                              293           (95)
                                                        _______       _______
Net Earnings (Loss) before change in
  accounting principle                                      392          (285)
Cumulative effect of change in accounting
  for postemployment benefits                                --          (114)
                                                        _______       _______
Net Earnings (Loss)                                         392          (399)

Preferred stock dividends                                    21             -
                                                        _______       _______
Net Earnings (Loss) available to
  common shareholders                                   $   371       $  (399)
                                                        =======       =======

ITEM 1.
                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENT OF OPERATIONS - (CONTINUED)
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                  (UNAUDITED)



(Dollars in millions except
 for per share amounts)                                   1994           1993
                                                        _______        _______

Per-share of common stock amounts:

 Before change in accounting principle                  $   .64       $  (.50)

 Cumulative effect of change in accounting
   for postemployment benefits                               --          (.20)
                                                        _______       _______
Net Earnings (Loss)                                     $   .64       $  (.70)
                                                        =======       =======
Average number of shares
 outstanding (millions)                                   582.1         570.6

Cash dividends per common share                         $   .25       $   .54

(The accompanying notes are an integral part of the financial statements.)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                          AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (UNAUDITED)

                                  ASSETS


(Dollars in millions)                              At March 31  At December 31
                                                       1994          1993
                                                   ___________  ______________
Current Assets:

 Cash                                              $  1,225        $    873

 Cash equivalents                                     6,886           4,988

 Marketable securities - at cost, which
   approximates market                                  840           1,272

 Notes and accounts receivable - net
   of allowances                                     11,489          12,984

 Sales-type leases receivable                         6,426           6,428

 Inventories, at lower of average cost or market
   Finished goods                                     1,729           1,906
   Work in process                                    5,562           5,539
   Raw materials                                         99             120
                                                   ________        ________
 Total Inventories                                    7,390           7,565

 Prepaid expenses and other current assets            4,909           5,092
                                                   ________        ________
Total Current Assets                                 39,165          39,202

 Plant, Rental Machines and Other Property           48,317          47,504
    Less:  Accumulated depreciation                  31,040          29,983
                                                   ________        ________
 Plant, Rental Machines and Other Property-Net       17,277          17,521

  Investments and Other Assets:
     Software, less accumulated
       amortization (1994, $10,742; 1993, $10,143)    3,263           3,703
     Investments and sundry assets                   20,167          20,687
                                                   ________        ________

Total Investments and Other Assets                   23,430          24,390
                                                   ________        ________

Total Assets                                       $ 79,872        $ 81,113
                                                   ========        ========

(The accompanying notes are an integral part of the financial statements.)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                          AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


(Dollars in millions)                            At March 31    At December 31
                                                     1994            1993
                                                 ___________    _____________
Current Liabilities:

  Taxes                                          $    997          $  1,589

  Accounts payable and accruals                    18,437            19,464

  Short-term debt                                  11,942            12,097
                                                 ________          ________
Total Current Liabilities                          31,376            33,150

  Long-Term Debt                                   14,937            15,245
  Other Liabilities                                11,160            11,177
  Deferred Income Taxes                             1,825             1,803
                                                 ________          ________
Total Liabilities                                  59,298            61,375

Stockholders' Equity:

    Preferred stock - par value $.01 per share      1,091             1,091
      Shares authorized - 150,000,000
      Shares issued: 1994 - 11,250,000
                     1993 - 11,250,000


    Common stock - par value $1.25 per share        7,063             6,980
      Shares authorized - 750,000,000
      Shares issued: 1994 - 583,126,080
                     1993 - 581,388,475

    Retained earnings                              10,234            10,009

    Translation and other adjustments               2,186             1,658*


                                                 ________          ________
Total Stockholders' Equity                         20,574            19,738
                                                 ________          ________
Total Liabilities and Stockholders' Equity       $ 79,872          $ 81,113
                                                 ========          ========

* Restated to conform to 1994 presentation.

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                 (UNAUDITED)
  (Dollars in millions)                                       1994      1993
                                                            _______   _______
  Cash Flow from Operating Activities:
    Net Earnings (Loss)                                     $   392   $  (285)
    Adjustments to reconcile net earnings (loss) to cash provided from operating activities:

     Effect of restructuring charges                           (680)     (389)
     Depreciation                                             1,093     1,388
     Amortization of software                                   733       439
     Changes in operating assets and liabilities                805       143
     Loss (Gain) on disposition of investment assets           (264)       70
                                                            _______   _______
      Net cash provided from operating activities             2,079     1,366
                                                            _______   _______

  Cash Flow from Investing Activities:
    Payments for plant, rental machines
      and other property, net of proceeds                      (503)     (401)
    Investment in software                                     (293)     (313)
    Purchases of marketable securities and
      other investments                                        (472)     (578)
    Proceeds from marketable securities and
      other investments                                         972       992
    Proceeds from sale of Federal Systems Company             1,503         -
                                                            _______   _______
      Net cash provided from (used in) investing activities   1,207      (300)
                                                            _______   _______

  Cash Flow from Financing Activities:
    Proceeds from new debt                                    1,808     1,885
    Payments to settle debt                                  (3,072)   (1,351)
    Short-term borrowings less
     than 90 days - net                                         398      (329)
    Common stock transactions - net                              82       (98)
    Cash dividends paid                                        (159)     (308)
                                                            _______   _______
      Net cash used in financing activities                    (943)     (201)
                                                            _______   _______
  Effect of Exchange Rate Changes
    on Cash and Cash Equivalents                                (93)     (184)
                                                            _______   _______
  Net Change in Cash and Cash Equivalents                     2,250       681

  Cash and Cash Equivalents at January 1                      5,861     4,446
                                                            _______   _______
  Cash and Cash Equivalents at March 31                     $ 8,111   $ 5,127
                                                            =======   =======

  (The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three month periods have been made. In addition to the adjustments for normal recurring accruals, the company recorded charges of $.3 billion for software writedowns in the first quarter of 1994. See note four below.

2.   The company implemented Statement of Financial Accounting Standards
(SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. This statement required certain debt and equity securities to be classified as either Trading, Available-for-Sale or Held-to-Maturity. Trading securities are recorded at fair value and any unrealized gains or losses are charged to earnings. Available-for-Sale securities are recorded at fair value and any unrealized gains or losses are included in stockholders' equity. Held-to-Maturity securities are recorded at amortized cost. As a result of adopting this statement, there was no impact to the Consolidated Statement of Operations and the Consolidated Statement of Financial Position was not materially affected. Prior years' consolidated financial statements have not been restated to reflect this change.

3. The sale of the Federal Systems Company (FSC) to Loral Corporation was effective January 1, 1994, with a final settlement date of March 1, 1994, for $1.503 billion in cash. This transaction resulted in an after-tax net gain of $248 million ($.43 per common share) to the company's first-quarter 1994 results. The net gain reflects the impact of certain contractual, employee postemployment, and other obligations that the company recorded as part of the sale. The sale also resulted in a decrease of $752 million in prepaid expenses and other current assets, which represents the net assets associated with FSC. Additionally, as a result of this sale, approximately 10,000 people have either transferred to Loral, retired, or are on a preretirement leave from the company. For informational purposes only, the Consolidated Statement of Operations for 1993, has been calculated on a quarterly basis to show the effects of removing the FSC operating revenues, costs, and expenses and is shown in Exhibit 99 on page 14. The restated information is presented voluntarily and is provided solely to assist in understanding the quarterly effect of the sale.

4. The company changed its software amortization periods effective January 1, 1994. This change was a result of a continuing review of the company's portfolio of software offerings, software amortization periods, and recoverability of the capitalized investment on software products. The change reduces amortization periods to a maximum of four years to recognize more rapid advances in software technology and a shorter period over which to recover capitalized costs. Amortization periods formerly ranged up to six years. This change resulted in an after-tax writedown of $192 million ($.33 per common share). The on-going impact of this change will increase software costs by about $25 million per quarter.

5. The translation and other adjustments line of Stockholders' Equity includes equity translation adjustments of $2,197 million at March 31, 1994, and $1,658 million at December 31, 1993.

6. The Consolidated Statement of Financial Position includes balances relative to restructuring programs in Accounts Payable and Accruals of approximately $4.3 billion and in Other Liabilities of approximately $1.6 billion at March 31, 1994. At December 31, 1993, Accounts Payable and Accruals included a restructuring balance of approximately $5.1 billion and Other Liabilities had a restructuring balance of approximately $1.6 billion.

ITEM  2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE QUARTER ENDED MARCH 31, 1994

    The company has continued to review its business operations with a view to improving its competitive position and results from operations in light of the rapidly changing market for its products and services. The information technology industry's demand has slowed, and it is suffering from sluggish worldwide economic growth. The company's recent business results reflect these realities, as well as the shift in the mix of its revenue to offerings with lower gross profit margins, such as services and personal computers.

     Overall, the company's hardware offerings remain under price and gross profit margin pressure. High-end processors have suffered the most severe margin erosion on a year-to-year basis, although first-quarter 1994 margins remain stable from fourth-quarter 1993. Personal computers have remained a low margin and very competitive business. Recent volume trends have been positive for the personal computer and RISC System/6000* products. Other hardware areas are expected to remain under competitive pressure consistent
with recent experience.   The company's services offerings, other than
maintenance, are growing rapidly, but are at lower profit margins than the company's hardware products have been in the past. Due to the changing mix of revenue and associated gross profit margins, it remains uncertain as to when the pressure on the company's cost structure will be diminished.

Results of Operations

     The company's earnings and revenue for the quarter ended March 31, 1994, increased from those of a year ago. The company had first-quarter 1994 net earnings of $392 million ($.64 per common share) compared with a net loss of $285 million ($.50 per common share) before the cumulative effect of SFAS 112, "Employers' Accounting for Postemployment Benefits," of $114 million ($.20 per common share) in the first quarter of 1993. First-quarter 1994 revenues were $13.4 billion, a two percent increase from the same period of last year.

     The company's first-quarter 1994 results include an after-tax gain of $248 million ($.43 per common share) from the sale of FSC and an after-tax writedown of $192 million ($.33 per common share) relating to a change in software amortization periods. The company's first-quarter 1994 performance also does not reflect results from FSC, which were included in the first-quarter and full-year 1993 results. Excluding these three items, the company's overall revenues grew six percent in the first quarter of 1994 compared with the same period of 1993 and net earnings were $336 million ($.54 per common share). The average number of shares outstanding in the first quarter of 1994 was 582.1 million compared with 570.6 million in the same period of last year.

     The company's first quarter results had revenue growth in all geographies, except Canada, which was down slightly from first-quarter 1993. Expenses declined significantly and the company's overall gross profit margin, excluding the effects of the software writedown, was 39.2 percent in the first quarter of 1994, compared with an overall margin of 39.5 percent a year earlier. Including the software writedown, the gross margin was 36.9 percent. This is the sixth straight quarter where the overall gross profit margin has been relatively stable between 38 and 39 percent. Although the results are encouraging, the company believes that improvements are still needed in many areas to ensure long-term success.

     Revenue from hardware sales was $6.3 billion, an increase of 9.2 percent from the comparable period of 1993. The increase was driven by strong personal computer sales in all geographies, improved RISC System/6000 revenues and AS/400* revenues up slightly over the same period in 1993. Mainframe and high-end storage product revenues declined when compared with the same period in 1993.

     Hardware sales gross profit was $1.9 billion, an increase of 13.4 percent over the first quarter of 1993. The hardware sales gross profit margin was
30.1 percent, an increase of 1.1 points over the comparable period of 1993. Although the hardware sales gross profit increased, it is still impacted by the continuing pricing pressures for high-end products and personal computers, as well as the shift in revenue to personal computers, which carry a lower gross profit margin, and are proportionally a larger part of hardware sales.

     Software revenue was $2.6 billion, an increase of 2.5 percent from first-quarter 1993 levels. Software gross profit was $1.3 billion, a decrease of 16.4 percent when compared to the same period in 1993. Software gross profit margin was 51.2 percent, a decrease of 11.6 points from the first quarter of 1993. The gross profit and gross profit margin decreases were a result of the software change described in footnote four on page six. Excluding the effects of this change, gross profit would have increased 2.2 percent and the gross profit margin would have been 62.7 percent for the first-quarter 1994.

     Services revenue was $1.8 billion, a decrease of 3.8 percent when compared to the first quarter of 1993. Gross profit was $.3 billion, a decrease of 31.9 percent from first-quarter 1993 and the gross profit margin was 15.3 percent, a decrease of 6.3 points from comparable period in 1993.
The first-quarter 1994 results do not include operational results from FSC, which were included in the first-quarter 1993 results. When adjusted for the effects of the FSC sale, services revenue would have increased 21.2 percent, gross profit would have decreased 26.6 percent, and the gross profit margin would have decreased 9.9 points, first-quarter 1994 versus first-quarter 1993. Services gross profit improvement is a focus item for the company.

     Maintenance revenue was $1.8 billion, a decrease of 2.0 percent from 1993 first quarter levels. Gross profit amounted to $.9 billion, an increase of
1.2 percent. The gross profit margin was 50.7 percent, up 1.6 points over the same period in 1993. Maintenance continues to be a competitive business with revenue and gross profit margins expected to remain under pressure.

     Rentals and financing revenue was $.9 billion, a decrease of 15.5 percent from the first quarter of 1993. Gross profit amounted to $.6 billion, a decrease of 10.2 percent from first-quarter 1993. The gross profit margin was
60.2 percent, an increase of 3.6 points over the comparable period in 1993. The decline in revenue and gross profit in 1994 is a result of lower high-end hardware placements in the first-quarter 1994 as compared to first-quarter 1993.

     Selling, general and administrative expense was $3.1 billion, a decrease of 22.8 percent from 1993. The decrease includes the before-tax gain from the FSC sale. Without this gain, selling, general and administrative expense declined 13.4 percent from 1993. Research, development and engineering expense amounted to $1.1 billion, a decrease of 18.8 percent from 1993. These decreases reflect the company's continued focus on productivity, restructuring programs, and expense controls.

     Other Income, principally interest, was $.4 billion, substantially higher when compared to the first quarter of 1993. The increase was due primarily to higher levels of cash and higher interest rates notably in Brazil, whose economic environment is highly inflationary. Although Other Income increased, exchange losses from currency revaluations of cash largely offset this increase.

     Interest expense not included as cost of financing was $.4 billion, an increase of 35.5 percent over 1993. The increase is primarily as a result of higher levels of local currency debt notably in Brazil, whose economic environment is highly inflationary, where interest rates are high. Although interest expense increased, this increase was substantially offset by exchange gains resulting from revaluations of the associated debt.

     Exchange gains and losses are recorded as part of selling, general and administrative expense.

     The company has substantial business interests in Brazil where the government is expected to introduce new monetary measures intended to reduce inflation and stabilize the local currency. Although the company does not anticipate a material adverse financial impact, it continues to monitor the progress of these governmental actions.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $624 million for the first quarter of 1994. Of this amount, $9 million was capitalized.

     The effective tax rate for the three months of 1994 was 42.8 percent versus 25.0 percent for the same period in 1993. This increase was due to a number of factors, including the mix of earnings and weighting of tax rates on a country-by-country basis.

Financial Condition

     The Consolidated Statement of Financial Position at March 31, 1994, reflects improvement in the company's financial condition from December 31, 1993, with increases in cash and stockholders equity, and decreases in total assets, outstanding debt, and total liabilities.

     Working capital at March 31, 1994, was $7.8 billion compared to $6.0 billion at December 31, 1993. Although total current assets remained approximately at year-end 1993 levels, cash, cash equivalents, and marketable securities increased $1.8 billion, offset by decreases in accounts receivable of $1.4 billion, inventories of $.2 billion, and prepaid expenses of $.2 billion. The increase in cash and cash equivalents is primarily attributable to the proceeds from the sale of FSC, and cash generated from operations, offset by payments to settle outstanding debt. The decrease in accounts receivable largely results from the normally lower volumes associated with the first quarter.

     Current liabilities decreased $1.8 billion from December 31, 1993, due to declines in accounts payable and accruals of $1.0 billion, taxes of $.6 billion, and short-term debt of $.2 billion. The decrease in accounts payable and accruals is due to the normal seasonal decline of the accounts payable accrual balances from their year-end levels, as well as lower restructuring accrual balances, due to separation payments to employees as a result of the company's ongoing work force reduction programs.

     The company's capital expenditures for plant and other property were approximately $.3 billion for the first quarter of 1994, a decrease of $.2 billion from the same period in 1993.

     In addition to software development expense included in research, development and engineering expense, the company capitalized $.3 billion of software costs during the first quarter of 1994, down slightly from the amount capitalized in the comparable 1993 period. Ongoing amortization of capitalized software costs amounted to $.4 billion in the first quarter of both 1994 and 1993. Additionally, the company incurred $.3 billion in accelerated amortization of capitalized software costs resulting from the software change described in footnote four on page six.

     Long-term debt declined from $15.2 billion at year-end 1993 to $14.9 billion at March 31, 1994, resulting from the company's ongoing efforts to reduce its overall debt obligations. Other non-current liabilities remained at $11.2 billion from December 31, 1993.

     Stockholders' equity increased from $19.7 billion at December 31, 1993 to $20.5 billion at March 31, 1994, as a result of increases in net retained earnings of $.2 billion, capital stock of $.1 billion, and equity translation adjustments of $.5 billion due to the majority of worldwide currencies strengthening versus the U.S. dollar during the period.

     For the three months ended March 31, 1994, the company had an overall net increase in cash and cash equivalents of $2.2 billion compared to a net increase of $.7 billion for the same period in 1993.

     Net cash provided from operating activities was $2.1 billion for the first three months of 1994, versus $1.4 billion in the comparable 1993 period. The period-to-period improvement in cash flow from operations is mainly driven by lower accounts receivable balances offset by a decrease in liabilities.

     Net cash provided from investing activities was $1.2 billion for the first three months of 1994, compared to a net use of funds in the amount of $.3 billion in the same period of 1993. The increased cash flow from investing activities compared to the 1993 period is primarily attributable to the proceeds derived from the sale of FSC in March 1994.

     Net cash used in financing activities amounted to $.9 billion for the three months ended March 31, 1994, an increase of $.7 billion from the comparable 1993 period, principally the result of the company's ongoing efforts to reduce its overall outstanding debt obligations.

     The company has continued to take actions to further enhance its liquidity. During the first quarter of 1994, the company received approximately $1.2 billion in cash proceeds from the sale and securitization of primarily trade receivables to investors. The majority of this activity is related to existing revolving securitization programs. Additionally, during the first quarter, the company issued, in lieu of purchasing on the open market, 1.7 million shares of common stock to be sold to employees under the IBM Employees Stock Purchase Plan.

                        Part II - Other Information


  Item 6(a). Exhibits


  Exhibit Number

     11     Statement re: computation of per share earnings.
     99     Quarterly Consolidated Statement of Operations - Recalculated 1993.

  Item 6(b). Reports on Form 8-K


       No reports on Form 8-K were filed during the first quarter of 1994.



                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                International Business Machines Corporation

                                (Registrant)


  Date:  May 10, 1994





  By:


                                 J. B. York
                ___________________________________________
                                 J. B. York
                          Chief Financial Officer



  * AS/400 and RISC System/6000 are trademarks of the International Business Machines Corporation.