Form 10-Q
period 1994-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1994-08-11
CIK 51143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                             F O R M  1 0 - Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTER ENDED JUNE 30, 1994


                                  1-2360
                          ----------------------
                         (Commission file number)



               INTERNATIONAL BUSINESS MACHINES CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          New York                         13-0871985
      ----------------------      ----------------------------------
     (State of incorporation)    (IRS employer identification number)


            Armonk, New York                          10504
  --------------------------------------             --------
 (Address of principal executive offices)           (Zip Code)


                               914-765-1900
                      -----------------------------
                     (Registrant's telephone number)

  The registrant has 584,863,940 shares of common stock outstanding at June 30, 1994.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub-ject to such filing requirements for the past 90 days.

YES    X      NO
    --------     --------.

                                  INDEX
                                  -----
                                                                     Page
                                                                     ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Operations for the three and six
        months ended June 30, 1994 and 1993  . . . . . . . . . .       1

      Consolidated Statement of Financial Position at
        June 30, 1994 and December 31, 1993  . . . . . . . . . .       3

      Consolidated Statement of Cash Flows for the six months
        ended June 30, 1994 and 1993 . . . . . . . . . . . . . .       5

      Notes to Consolidated Financial Statements . . . . . . . .       6

   Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition  . .       6

Part II - Other Information  . . . . . . . . . . . . . . . . . .      14


ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

(Dollars in millions)                Three Months Ended        Six Months Ended
                                          June 30                  June 30
                                    -------------------     --------------------
                                       1994      1993          1994        1993
Revenue:                            --------   --------     --------    --------
   Hardware sales                   $  7,695   $  7,526     $ 13,963    $ 13,263
   Software                            2,726      2,715        5,309       5,236
   Services                            2,293      2,352        4,128       4,261
   Maintenance                         1,796      1,857        3,564       3,661
   Rentals and financing                 841      1,069        1,760       2,156
                                    --------   --------     --------    --------
                                      15,351     15,519       28,724      28,577
Cost:
   Hardware sales                      5,137      5,222        9,517       9,294
   Software                            1,021      1,033        2,281       1,970
   Services                            1,844      1,998        3,400       3,495
   Maintenance                           904        862        1,775       1,781
   Rentals and financing                 341        430          707         901
                                    --------   --------     --------    --------
                                       9,247      9,545       17,680      17,441
                                    --------   --------     --------    --------
Gross Profit                           6,104      5,974       11,044      11,136
Operating Expenses:
   Selling, general and
    administrative                     3,935      4,487        7,084       8,563
   Research, development and
    engineering                        1,091      1,376        2,192       2,732
   Restructuring charges                  --      8,945           --       8,945
                                    --------   --------     --------    --------
                                       5,026     14,808        9,276      20,240

Operating Income (Loss)                1,078     (8,834)       1,768      (9,104)
Other Income, principally interest       479        158          887         353
Interest Expense                         364        322          777         627
                                    --------   --------     --------    --------
Earnings (Loss) before Income Taxes    1,193     (8,998)       1,878      (9,378)
Income Tax Provision (Benefit)           504       (962)         798      (1,057)
                                    --------   --------     --------    --------
Net Earnings (Loss) before change in
  accounting principle                   689     (8,036)       1,080      (8,321)
Cumulative effect of change in
  accounting for postemployment
  benefits                                --         --           --         114
                                    --------   --------     --------    --------
Net Earnings (Loss)                      689     (8,036)       1,080      (8,435)
Preferred stock dividends                 21          5           42           5
                                    --------   --------     --------    --------
Net Earnings (Loss) applicable to
  common shareholders               $    668   $ (8,041)    $  1,038    $ (8,440)
                                    ========   ========     ========    ========

                                  - 1 -


                    INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF OPERATIONS - (CONTINUED)
                                  (UNAUDITED)

(Dollars in millions except          Three Months Ended        Six Months Ended
 for per share amounts)                   June 30                  June 30
                                    -------------------     --------------------
                                       1994      1993         1994        1993
                                    --------   --------     ---------    -------

Per share of common stock amounts
 after preferred stock dividend:

 Before change in accounting
  principle                         $  1.14    $(14.10)     $  1.78      $(14.60)


 Cumulative effect of change in
  accounting for income taxes            --         --           --         (.20)
                                    -------    -------      -------      -------
 Net Earnings (Loss)                $  1.14    $(14.10)     $  1.78      $(14.80)
                                    =======    =======      =======      =======

 Average number of common
  shares outstanding (millions)       584.0      570.2        583.1        570.4


 Cash dividends per common share    $   .25    $   .54      $   .50      $  1.08

(The accompanying notes are an integral part of the financial statements.)



                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                          AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (UNAUDITED)

                                  ASSETS

                                                      At June 30    At December 31
(Dollars in millions)                                    1994            1993
                                                      -----------   --------------
Current Assets:

  Cash                                               $   1,090       $       873

  Cash equivalents                                       6,291             4,988

  Marketable securities - at cost, which
    approximates market                                  1,190             1,272

  Notes and accounts receivable -
    net of allowances                                   12,123            12,984

  Sales-type leases receivable                           6,715             6,428

  Inventories, at lower of average cost or market
    Finished goods                                       1,545             1,906
    Work in process                                      5,331             5,539
    Raw materials                                          276               120
                                                      --------       -----------
  Total Inventories                                      7,152             7,565

  Prepaid expenses and other current assets              4,334             5,092
                                                      --------       -----------
Total Current Assets                                    38,895            39,202


Plant, Rental Machines and Other Property               47,760            47,504
  Less: Accumulated depreciation                        31,024            29,983
                                                      --------       -----------
Plant, Rental Machines and Other Property - Net         16,736            17,521

Investments and Other Assets:
  Software, less accumulated
    amortization (1994, $10,921; 1993, $10,143)          3,149             3,703
  Investments and sundry assets                         19,821            20,687
                                                      --------       -----------

Total Investments and Other Assets                      22,970            24,390
                                                      --------       -----------

Total Assets                                          $ 78,601       $    81,113
                                                      ========       ===========

(The accompanying notes are an integral part of the financial statements.)



                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                          AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 At June 30     At December 31
(Dollars in millions)                               1994             1993
                                                 -----------    --------------
Current Liabilities:

  Taxes                                           $  1,210        $  1,589

  Accounts payable and accruals                     17,058          19,464

  Short-term debt                                   10,357          12,097
                                                  --------        --------

Total Current Liabilities                           28,625          33,150


Long-Term Debt                                      14,892          15,245


Other Liabilities                                   11,662          11,177


Deferred Income Taxes                                1,854           1,803
                                                  --------        --------

Total Liabilities                                   57,033          61,375

Stockholders' Equity:

  Preferred stock - par value $.01 per share         1,091           1,091
    Shares authorized:    150,000,000
    Shares issued: 1994 -  11,250,000
                   1993 -  11,250,000

  Common stock - par value $1.25 per share           7,148           6,980
    Shares authorized:    750,000,000
    Shares issued: 1994 - 584,863,940
                   1993 - 581,388,475

  Retained earnings                                 10,755          10,009

  Translation and other adjustments                  2,574           1,658
                                                  --------        --------
Total Stockholders' Equity                          21,568          19,738
                                                  --------        --------
Total Liabilities and Stockholders' Equity        $ 78,601        $ 81,113
                                                  ========        ========



                       INTERNATIONAL BUSINESS MACHINES CORPORATION
                                AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30:
                                      (UNAUDITED)

(Dollars in millions)                                     1994           1993
                                                        --------       -------
Cash Flow from Operating Activities:
  Net Earnings (Loss)                                   $ 1,080       $ (8,321)
  Adjustments to reconcile net earnings (loss) to cash
   provided from operating activities:

  Effect of restructuring charges                        (1,449)         6,165
  Depreciation                                            2,146          2,461
  Amortization of software                                1,189            881
  Changes in operating assets and liabilities             1,853            213
  Gain on disposition of investment assets                 (373)            (4)
                                                        -------        -------
    Net cash provided from operating activities           4,446          1,395
                                                        -------        -------

Cash Flow from Investing Activities:
  Payments for plant, rental machines
    and other property, net of proceeds                    (747)        (1,270)
  Investment in software                                   (635)          (703)
  Purchases of marketable securities and
    other investments                                    (1,496)        (1,080)
  Proceeds from marketable securities and
    other investments                                     1,620          1,475
  Proceeds from sale of Federal Systems Company           1,503             --
                                                        -------        -------
    Net cash provided from (used in) investing
     activities                                             245         (1,578)
                                                        -------        -------

Cash Flow from Financing Activities:
  Proceeds from new debt                                  3,554          6,272
  Payments to settle debt                                (5,943)        (3,599)
  Proceeds from preferred stock                              --          1,091
  Short-term borrowings less
   than 90 days - net                                      (456)        (1,141)
  Common stock transactions - net                           168            (63)
  Cash dividends paid                                      (327)          (616)
                                                        -------        -------
    Net cash (used in) provided from financing
     activities                                          (3,004)         1,944
                                                        -------        -------
Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                             (167)          (173)
                                                        -------        -------
Net Change in Cash and Cash Equivalents                   1,520          1,588

Cash and Cash Equivalents at January 1                    5,861          4,446
                                                        -------        -------
Cash and Cash Equivalents at June 30                    $ 7,381        $ 6,034
                                                        =======        =======

 (The accompanying notes are an integral part of the financial statements.)

                                  - 5 -

Notes to Consolidated Financial Statements
- - - ------------------------------------------

1. In the opinion of management of International Business Machines Corpo-ration (the company), all adjustments necessary to a fair statement of the results for the unaudited three and six month periods have been made. In addition to the adjustments for normal recurring accruals, the company re-corded charges of $.3 billion for software writedowns and an after-tax gain of $248 million for the sale of its Federal Systems Company (FSC) in the first quarter of 1994 and restructuring charges of $8.9 billion in the second quarter of 1993.

2. The translation and other adjustments line of Stockholders' Equity in-cludes equity translation adjustments of $2,574 million at June 30, 1994, and $1,658 million at December 31, 1993. Other adjustments are included, but amount to less than $1 million for both periods.

3. The Consolidated Statement of Financial Position at June 30, 1994 in-cludes balances relative to restructuring programs of approximately $2.4 billion in Accounts Payable and Accruals, $1.2 billion in Other Liabil-ities, and $3.3 billion in Plant, Rental Machines and Other Property pro-vided for capacity related actions. At December 31, 1993, the approximate restructuring balances were $5.1 billion in Accounts Payable and Accruals, $1.6 billion in Other Liabilities, and $3.6 billion in Plant, Rental Ma-chine and Other Property. The company continues to make progress in im-plementing specific restructuring plans and utilizing the associated reserves as the plans are implemented and completed. On an on-going ba-sis, the company reviews the adequacy of these reserves against the asso-ciated restructuring plans.

4. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the FSC sale and software writedowns recorded in the first quarter of 1994. The second quarter and first six months of 1993 excludes the effects of the $8.9 billion restructuring charge, the cumulative effect of implement-ing Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," and FSC results. These supple-mental statements are shown in exhibit 99 on pages 19 and 20. This infor-mation is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.


ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ------------------------------------------------
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994
            ------------------------------------------------


    While much work remains to be done, the company has made steady progress in reducing expenses and improving its competitiveness. In the second quarter, the company's total expenses declined 18 percent from the second quarter of 1993, revenues increased for the second consecutive quarter, and gross profit margins held steady for the seventh quarter in a row.

    In addition, as a result of progress in several significant re-engineering projects currently underway, the company plans to reduce its expenses by $8 billion from 1992 year-end levels by 1996, an increase of $1 billion over its previously stated goal. As of June 30, 1994, expenses have been reduced by a cumulative $4.8 billion toward this goal. Re-engineering projects include almost all material business processes within the company.

    The company's hardware offerings continue to remain under price and gross profit margin pressure, particularly high-end products and personal computers. Services revenues, other than maintenance, continue to show strong growth. However, these service offerings yield lower gross profit margins than the company's traditional hardware products. As a result of both these factors, the company's cost structure remains under continued pressure.

    Although the company is operating in a strengthening U.S. environment, the business environments in Europe and Japan remain uncertain. The com-pany must continue to focus on executing its product transitions, improv-ing time to market, and completion of planned capacity and headcount reductions.

RESULTS OF OPERATIONS
- - - ---------------------

    The company's second-quarter 1994 earnings were $689 million, and $1.14 per share of common stock. During the same period of last year, the company posted a loss of $40 million ($.08 per common share) before re-structuring charges and $8.0 billion ($14.10 per common share) after re-structuring charges. Second-quarter 1994 revenues were $15.4 billion, a decrease of 1.1 percent from the second quarter of 1993. Second-quarter 1994 revenues increased three percent after adjusting for the sale of FSC. The average number of common shares outstanding for the period was 584.0 million in 1994 versus 570.2 million in 1993.

    Net earnings for the six months ended June 30, 1994 were $1,038 million ($1.78 per common share), including the FSC sale and the effect of accounting charges for the change in software amortization periods re-corded in the first quarter of 1994. This compares to a net loss of $372 million ($.66 per common share) before restructuring charges and the cumu-lative effect of SFAS 112 for the comparable period of last year ($8.4 billion and $14.80 per share after restructuring charges and the cumula-tive effect of SFAS 112). Net earnings, when adjusted for the FSC sale and the effect of the software amortization change were $982 million ($1.68 per common share).

    Revenue for the six months ended June 30, 1994 was $28.7 billion, up .5 percent from the prior year's $28.6 billion. Adjusted for the FSC sale, revenue increased four percent year over year. The average number of shares outstanding for the six-month period was 583.1 million in 1994 and 570.4 million in 1993.

    The company's second-quarter 1994 revenues were flat in the United States, Europe, and Latin America at $5.9 billion, $5.5 billion, and $620 million, respectively, compared with the second quarter of 1993. Asia-Pacific revenues were $2.8 billion, and Canada revenues were $580 million; an increase of 14 percent and 13 percent, respectively, over the compara-ble period of last year. Currency had a slight adverse effect on revenues in the second quarter of 1994.

- - - -----------------------------------

Hardware Sales
- - - --------------

    Revenues from hardware sales were $7.7 billion and $14.0 billion for the second quarter and first six months of 1994, respectively, an increase of 2.3 percent and 5.3 percent when compared to the same periods in 1993. When adjusted for the FSC sale, hardware sales revenues increased 3.2 per-cent for the second quarter and 6.2 percent for the six months of 1994 over comparable periods in 1993.

    The hardware sales revenue increases were driven by continued growth in RISC System/6000*, Original Equipment Manufacturer (OEM) products and personal computers on both a second-quarter and six-months basis. Per-sonal computer revenues grew in the second quarter of 1994, year over year, but at a slower rate, which was primarily a result of sluggish U.S. demand.

    AS/400* hardware sales revenues declined on a second-quarter and six-month basis when compared to the same periods of 1993. Revenues were im-pacted as a result of transitions to newly introduced AS/400 models in the second quarter of 1994.

    High-end mainframe volumes increased while revenues decreased on both a second-quarter and six-month basis as a result of year-to-year price re-ductions, although the rate of price decline has been decreasing over the last few quarters. The company's storage products revenues declined, when compared to 1993's second-quarter and six-months results, due to continued pricing pressures and lower volumes.

    Hardware sales gross profit amounted to $2.6 billion and $4.4 billion for the second quarter and first six months of 1994, respectively, re-flecting an increase of $.3 billion or 11.0 percent and $.5 billion or
12.0 percent over the same periods in 1993. The hardware gross profit margin for the second quarter and first six months of 1994 was 33.2 per-cent and 31.8 percent, respectively. The increase in gross profit was driven by cost improvements from high-end mainframes, offset by lower per-sonal computer margins. Although the margin increased, it continues to be impacted by competitive pricing pressures on high-end products and per-sonal computers.

Software
- - - --------

    Software revenues were $2.7 billion for the second quarter and $5.3 billion for the first half of 1994, an increase of .4 percent and 1.4 per-cent, respectively, from a year ago. Software gross profit was $1.7 billion and $3.0 billion, for the second quarter and first half of 1994, respectively, an increase of 1.3 percent and a decrease of 7.3 percent versus the second quarter and first six months of 1993. The software gross profit margin was 62.5 percent for the second quarter of 1994 and
57.0 percent for the first six months of 1994, respectively, an increase of .5 points and a decrease of 5.4 points from comparable periods in 1993. The six months gross profit and gross profit margin were impacted by the accounting charges related to the software amortization change implemented in the first quarter of 1994. Excluding the effects of this change, gross profit would have increased 1.8 percent and gross profit margin would have been 62.6 percent for the first six months of 1994.

- - - -----------------------------------

Services Other Than Maintenance
- - - -------------------------------

    Services revenues were $2.3 billion and $4.1 billion for the second quarter and first six months of 1994, respectively, a decrease of 2.5 per-cent and 3.1 percent when compared to the same periods of 1993. Services gross profit amounted to $.4 billion and $.7 billion for the second quar-ter and first six months of 1994, respectively, reflecting an increase of
26.8 percent and a decrease of 4.9 percent from comparable periods in 1993. The services gross profit margin was 19.6 percent for the second quarter of 1994 and 17.6 percent for the first six months of 1994, an in-crease of 4.6 points and a decrease of .4 points, respectively, from the same periods last year. The second quarter and six months of 1994 results do not include operational results from FSC, which were included in the comparable 1993 results. When adjusted for the effects of the sale, ser-vices revenues increased 23.7 percent and 22.6 percent, respectively, ver-sus the same periods in 1993. Services gross profit increased 41.0 percent and 4.2 percent, respectively, versus comparable periods in 1993 after adjustments for the FSC sale, and the gross profit margins increased
2.4 points for the second quarter and decreased 3.1 points for the first six months of 1994.

Other Revenues
- - - --------------

    Revenues from maintenance were $1.8 billion and $3.6 billion for the second quarter and first six months of 1994, respectively, a decrease of
3.3 percent and 2.6 percent when compared to the same periods of 1994. Gross profit amounted to $.9 billion and $1.8 billion for the second quar-ter and first six months of 1994, respectively, a decrease of 10.4 percent and 4.8 percent from a year ago. The gross profit margin was 49.7 percent and 50.2 percent for the second quarter and first half of 1994, respec-tively, a decrease of 3.9 points and 1.2 points from the same periods in 1993. Maintenance revenue and gross profit margins are expected to con-tinue to be adversely affected by the competitive environment and result-ing pricing pressures on maintenance offerings.

    Rentals and financing revenues were $.8 billion and $1.8 billion for the second quarter and first six months of 1994, respectively, a decrease of 21.3 percent and 18.4 percent from comparable periods in 1993. Gross profit was $.5 billion and $1.1 billion for the second quarter and first six months of 1994, respectively, a decrease of 21.8 percent and 16.1 per-cent when compared to comparable periods of 1993. The rentals and financ-ing gross profit margin were 59.4 and 59.8 percent for the second quarter and first half of 1994, respectively, a decrease of .4 points and an in-crease of 1.6 points over the same periods of 1993. The decline in re-venue and gross profit in 1994 is a continuing result of lower high-end hardware placements and lower revenue streams being financed when compared to 1993.

- - - -----------------------------------

Expenses
- - - --------

    Selling, general and administrative expense was $3.9 billion for the second quarter of 1994, a decrease of 12.3 percent from $4.5 billion in the second quarter of 1993. For the six months ended June 30, 1994, this expense was $7.1 billion, a decrease of 17.3 percent from the same period in 1993. The six month decrease includes the before-tax gain from the FSC sale. Without this gain, selling, general and administrative expense de-clined 12.7 percent from the first six-months of 1993. These decreases reflect the company's continued focus on productivity and process re-engineering, restructuring programs, and expense controls.

    Research, development and engineering expense amounted to $1.1 billion for the second quarter and $2.2 billion for the six months of 1994, re-presenting a decrease of 20.7 percent and 19.8 percent, respectively, when compared to the same periods in 1993. These decreases reflect the compa-ny's actions to scrutinize development efforts and reprioritize them to growth areas, as well as the company's continued focus on productivity and process re-engineering, restructuring programs, and expense controls.

    Other Income, principally interest, amounted to $.5 billion and $.9 billion for the second quarter and first six months of 1994, respectively, an increase of $.3 billion and $.5 billion when compared to the same peri-ods in 1993. The increases were due primarily to higher levels of cash and higher interest rates notably in Brazil, whose economic environment is highly inflationary. Although Other Income increased, exchange losses from currency revaluations of cash largely offset this increase.

    Interest expense not included as cost of financing was $.4 billion and $.8 billion for the second quarter and first six months of 1994, respec-tively, an increase of 13.1 percent and 24.0 percent when compared to the same periods in 1993. The increase was primarily as a result of higher levels of local currency debt, notably in Brazil whose economic environ-ment is highly inflationary, where interest rates are high. Although in-terest expense increased, this increase is substantially offset by exchange gains resulting from revaluations of the associated debt. Inter-est on total borrowings of the company which includes interest expense and interest costs associated with rentals and financing, amounted to $551 million and $1,175 million for the second quarter and first six months of 1994, respectively. Of these amounts, $5 million for the second quarter and $9 million for the first six months were capitalized.

    Exchange gains and losses are recorded as part of selling, general and administrative expense.

- - - -----------------------------------


    The company has substantial business interests in Brazil where the government converted to a new currency (REAL) effective July, 1994. The new currency is tied to the U.S. dollar as part of the government's eco-nomic plan intended to reduce inflation and stabilize the currency. The introduction of this economic plan has had no effect on current business results. However, we continue to monitor the implementation closely. If these changes in Brazil are successful, it is anticipated that the eco-nomic plan will have the effect of lowering interest income and interest expense, as well as the exchange gains or losses associated with the local currency cash deposits and borrowings.

    The effective tax rate for the quarter ended June 30, 1994, was 42.3 percent, versus 10.7 percent tax benefit for the same period in 1993. The increase is primarily the result of the restructuring charges recorded in the second quarter of 1993 not being fully tax effected, as well as the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

     The effective tax rate for the first six months of 1994 was 42.5 per-cent, versus an 11.3 percent tax benefit from the same period in 1993. The change is a result of the same factors that impacted the second quar-ter effective tax rate.

Employees
- - - ---------

    As of June 30, 1994, the company has approximately 235,000 employees, down 21,000 from December 31, 1993. As a result of the FSC sale, approxi-mately 10,000 people either transferred to Loral, retired, or are on a preretirement leave from the company. The 1994 year-end objective is 215,000, with many of the reduction programs taking place in the fourth quarter. The company may fall short of reaching the year-end objective, due to increased volumes in certain product areas, such as mainframes, that will drive additional employee requirements. In addition, there has been an increase in employees due to outsourcing businesses taken over during 1994. If the company misses its employee objective, it is still confident it can achieve the 1994 expense reduction targets.

FINANCIAL CONDITION
- - - -------------------

    The Consolidated Statement of Financial Position at June 30, 1994 re-flects continued improvement in the company's financial condition from De-cember 31, 1993, with increases in cash and stockholders' equity, and decreases in total assets, outstanding debt, and total liabilities.

- - - ---------------------------------

Working Capital
- - - ---------------

    Working capital at June 30, 1994, was $10.3 billion compared to $6.0 billion at December 31, 1993. Current assets decreased $.3 billion from year-end 1993 levels, with decreases in accounts receivable of $.6 billion, prepaid expenses of $.7 billion, and inventories of $.4 billion, offset by an increase of $1.4 billion in cash, cash equivalents, and marketable securities. The increase in cash and cash equivalents is pri-marily attributable to cash generated from operations, and proceeds from the sale of FSC, offset by payments to settle outstanding debt. The de-crease in accounts receivable largely results from lower volumes normally associated with the first half of the year.

    Current liabilities decreased $4.5 billion from December 31, 1993 due to declines in accounts payable and accruals of $2.4 billion, short-term debt of $1.7 billion, and taxes payable of $.4 billion. The decrease in accounts payable and accruals is due to the normal seasonal decline of ac-counts payable balances from their year-end levels, as well as lower re-structuring accrual balances resulting from separation payments to employees associated with the company's ongoing work force reduction pro-grams. The decline in short-term debt is driven by the company's ongoing efforts to reduce its overall debt obligations.

Investments
- - - -----------

    The company's capital expenditures for plant and other property were approximately $.9 billion for the first half of 1994, a decrease of $.2 billion from the same period in 1993, continuing the recent trend of re-duced capital expenditures.

    In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.8 billion of software costs during the first half of 1994, down $.1 billion from the amount capitalized in the comparable 1993 period. Ongoing amortization of capitalized software costs amounted to $.8 billion in the first half of both 1994 and 1993. Additionally, the company incurred $.3 billion in ac-celerated amortization of capitalized software costs resulting from the software amortization change implemented in the first quarter of 1994.

Long-Term Debt and Equity
- - - -------------------------

    Long-term debt declined slightly from $15.2 billion at year-end 1993 to $14.9 billion at June 30, 1994.

    Stockholders' equity increased from $19.7 billion at December 31, 1993, to $21.5 billion at June 30, 1994 as a result of increases in net retained earnings of $.7 billion, capital stock of $.2 billion, and equity translation adjustments of $.9 billion due to the majority of worldwide currencies strengthening versus the U.S. dollar during the period.

- - - ---------------------------------

Cash Flow
- - - ---------

    For the six months ended June 30, 1994, the company had an overall net increase in cash and cash equivalents of $1.5 billion compared to a net increase of $1.6 billion for the same period in 1993.

    Net cash provided from operating activities was $4.4 billion for the first six months of 1994, versus $1.4 billion in the comparable 1993 pe-riod. The period-to-period improvement in cash flow from operations is mainly driven by improved earnings and lower accounts receivable balances, offset by a decrease in liabilities primarily resulting from lower re-structuring accrual balances due to separation payments to employees.

    Net cash provided from investing activities was $.2 billion for the first six months of 1994, compared to a net use of funds in the amount of $1.6 billion in the same period of 1993. The increased cash flow from in-vesting activities compared to the 1993 period is primarily attributable to the proceeds derived from the sale of FSC in the first quarter of 1994.

    Net cash used in financing activities amounted to $3.0 billion for the six months ended June 30, 1994, compared to a $1.9 billion net source of cash for the comparable 1993 period, principally the result of the compa-ny's ongoing efforts to reduce its overall outstanding debt obligations.

Liquidity
- - - ---------

    During the first half of 1994, the company received total cash pro-ceeds of approximately $6.7 billion from the sale and securitization of primarily trade receivables. The cash impact from these activities was not material since the majority of such receivables are related to exist-ing revolving securitization programs. Additionally, during the first six months of 1994, the company issued, in lieu of purchasing on the open mar-ket, 3.4 million shares of common stock to be sold to employees under the IBM Employee Stock Purchase Plan.


                       Part II - Other Information
                       ---------------------------

ITEM 1. Legal Proceedings
- - - -------------------------

    Beginning on June 10, 1994, plaintiffs' counsel in the class action described below sent notices of pendency of class action to persons and entities who purchased IBM stock during the period of September 30, 1992 through December 14, 1992. The notice describes the lawsuit and informs the recipients of their right to request exclusion from the class. Requests for exclusion are required by the terms of the notice to be postmarked on or before August 19, 1994.

                       Part II - Other Information
                       ---------------------------


ITEM 1. Legal Proceedings - (continued)
- - - ---------------------------------------

    The consolidated and amended class action complaint was filed against IBM on February 25, 1993 in the United States District Court for the Southern District of New York alleging violations of Section 12 of the Securities Act of 1933 and Section 10 of the Securities Exchange Act of 1934. The complaint alleges, among other matters, that IBM disseminated false and misleading statements concerning IBM's financial condition and dividends during certain periods in 1992, as a result of which plaintiffs were injured in connection with their purchases of IBM stock during the period of September 30, 1992 through December 14, 1992.

    The plaintiffs seek unspecified money damages. IBM believes it has good defenses to the allegations raised in the consolidated complaint and intends to defend itself vigorously.


ITEM 4. Submission of Matters to a Vote of Security Holders
- - - -----------------------------------------------------------

    The Annual Meeting of Stockholders of International Business Machines Corporation was held on April 25, 1994.

     (1) Each of the eleven nominees to the Board of Directors was elected for a one-year term by the stockholders:

             DIRECTOR               FOR          WITHHELD

          H. Brown              455,707,319     11,482,099
          J. E. Burke           455,916,825     11,272,593
          F. Gerber             456,061,995     11,127,423
          L. V. Gerstner, Jr.   456,119,436     11,069,982
          N. O. Keohane         455,769,617     11,419,801
          C. F. Knight          455,827,380     11,362,038
          T. S. Murphy          455,949,989     11,239,429
          P. J. Rizzo           455,979,211     11,210,207
          J. B. Slaughter       455,843,053     11,346,365
          L. C. van Wachem      456,177,269     11,012,149
          E. S. Woolard, Jr.    456,018,074     11,171,344

     (2) The appointment of Price Waterhouse as independent auditors of the company was ratified:

                    For             452,020,888
                    Not For           2,598,041
                    Abstain          12,570,489
                    Total           467,189,418

     (3) The stockholders approved the adoption of the IBM 1994 Long-Term Performance Plan:


                    For             392,234,245
                    Not For          59,976,726
                    Abstain          14,978,447
                    Total           467,189,418

                       Part II - Other Information
                       ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders - (continued)
- - - -------------------------------------------------------------------------

     (4) The stockholders defeated a proposal recommending that IBM affirm its political non-partisanship:

                    For               32,194,266
                    Not For          286,359,024
                    Abstain           28,053,350
                    Broker No Vote   120,582,778
                    Total            467,189,418


ITEM 5. Other Information
- - - -------------------------

    On June 28, 1994, the company announced that Dr. Charles M. Vest, president, Massachusetts Institute of Technology, had been elected to the company's Board of Directors.




ITEM 6 (a). Exhibits
- - - --------------------

Exhibit Number
- - - --------------

     11   Statement re: computation of per share earnings.

     23 The company's proxy statement dated March 14, 1994, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

     99   Supplemental Consolidated Statement of Operations schedules.


ITEM 6 (b).  Reports on Form 8-K
- - - --------------------------------

    No reports on Form 8-K were filed during the second quarter of 1994.

                             SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be-half by the undersigned thereunto duly authorized.


                      International Business Machines Corporation
                      -------------------------------------------
                                      (Registrant)


Date: August 11, 1994
- - - ---------------------





                       By:
                                      J. B. York
                       -------------------------------------------

                                      J. B. York
                              Senior Vice President and
                               Chief Financial Officer









* RISC System/6000 and Application System/400 are trademarks or registered trademarks of the International Business Machines Corporation.