Form 10-Q
period 1994-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1994-11-09
CIK 51143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               F O R M  1 0 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1994


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

    The registrant has 587,172,215 shares of common stock outstanding at September 30, 1994.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub-ject to such filing requirements for the past 90 days.

  YES    X      NO
      ________     ________.

                                    INDEX
                                    _____
                                                                       Page
                                                                       ____

  Part I - Financial Information:

     Item 1. Consolidated Financial Statements

        Consolidated Statement of Operations for the three and nine months ended September 30, 1994 and 1993  . . . . . . . . . .  1

        Consolidated Statement of Financial Position at
          September 30, 1994 and December 31, 1993  . . . . . . . . . .  3

        Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1994 and 1993 . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial Statements  . . . . . . . . . .  6

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition . . . . .  7

  Part II - Other Information . . . . . . . . . . . . . . . . . . . . . 16

  ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                              AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

  (Dollars in millions)                Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                      ___________________     ____________________
                                         1994      1993          1994        1993
  Revenue:                            ________   ________     ________    ________
     Hardware sales                   $  7,753   $  6,957     $ 21,716    $ 20,220
     Software                            2,755      2,648        8,065       7,884
     Services                            2,306      2,289        6,434       6,550
     Maintenance                         1,813      1,823        5,377       5,484
     Rentals and financing                 804      1,026        2,564       3,182
                                      ________   ________     ________    ________
                                        15,431     14,743       44,156      43,320
  Cost:
     Hardware sales                      5,130      4,858       14,647      14,153
     Software                            1,041      1,026        3,322       2,995
     Services                            1,866      1,986        5,266       5,481
     Maintenance                           925        854        2,701       2,635
     Rentals and financing                 315        417        1,022       1,318
                                      ________   ________     ________    ________
                                         9,277      9,141       26,958      26,582
                                      ________   ________     ________    ________
  Gross Profit                           6,154      5,602       17,198      16,738
  Operating Expenses:
     Selling, general and
      administrative                     3,885      4,259       10,969      12,822
     Research, development and
      engineering                        1,053      1,372        3,245       4,104
     Restructuring charges                  --         --           --       8,945
                                      ________   ________     ________    ________
                                         4,938      5,631       14,214      25,871

  Operating Income (Loss)                1,216        (29)       2,984      (9,133)
  Other Income, principally interest       221        293        1,108         646
  Interest Expense                         233        346        1,010         973
                                      ________   ________     ________    ________
  Earnings (Loss) before Income Taxes    1,204        (82)       3,082      (9,460)
  Income Tax Provision (Benefit)           494        (34)       1,292      (1,091)
                                      ________   ________     ________    ________
  Net Earnings (Loss) before change in
    accounting principle                   710        (48)       1,790      (8,369)
  Cumulative effect of change in
    accounting for postemployment
    benefits                                --         --           --         114
                                      ________   ________     ________    ________
  Net Earnings (Loss)                      710        (48)       1,790      (8,483)
  Preferred stock dividends                 21         22           63          27
                                      ________   ________     ________    ________
  Net Earnings (Loss) applicable to
    common shareholders               $    689   $    (70)    $  1,727    $ (8,510)
                                      ========   ========     ========    ========

                                    - 1 -

                      INTERNATIONAL BUSINESS MACHINES CORPORATION
                              AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF OPERATIONS - (CONTINUED)
                                    (UNAUDITED)

  (Dollars in millions except          Three Months Ended        Nine Months Ended
   for per share amounts)                 September 30             September 30
                                      ___________________     ____________________
                                         1994      1993          1994        1993
                                      ________   ________     _________    _______

  Per share of common stock amounts
   after preferred stock dividend:

   Before change in accounting
    principle                         $  1.18    $  (.12)     $  2.96      $(14.70)


   Cumulative effect of change in
    accounting for income taxes            --         --           --         (.20)
                                      _______    _______      _______      _______
   Net earnings (loss)                $  1.18    $  (.12)     $  2.96      $(14.90)
                                      =======    =======      =======      =======

   Average number of common
    shares outstanding (millions)       586.3      572.5        584.1        571.1


   Cash dividends per common share    $   .25    $   .25      $   .75      $  1.33

  (The accompanying notes are an integral part of the financial statements.)

                    INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                    ASSETS

                                                       At September 30  At December 31
  (Dollars in millions)                                      1994            1993
                                                       _______________  ______________
  Current Assets:


    Cash                                               $   1,012        $       873

    Cash Equivalents                                       8,310              4,988

    Marketable securities - at cost, which
      approximates market                                  1,482              1,272

    Notes and accounts receivable -
      net of allowances                                   12,079             12,984

    Sales-type leases receivable                           6,565              6,428

    Inventories, at lower of average cost or market
      Finished goods                                       1,195              1,906
      Work in process                                      5,439              5,539
      Raw materials                                          370                120
                                                        ________        ___________
    Total Inventories                                      7,004              7,565

    Prepaid expenses and other current assets              3,698              5,092
                                                        ________        ___________

  Total Current Assets                                    40,150             39,202


  Plant, Rental Machines and Other Property               47,433             47,504
    Less: Accumulated depreciation                        31,095             29,983
                                                        ________        ___________
  Plant, Rental Machines and Other Property - net         16,338             17,521

  Investments and Other Assets:
    Software, less accumulated
      amortization (1994, $10,608; 1993, $10,143)          3,059              3,703
    Investments and sundry assets                         19,521             20,687
                                                        ________        ___________

  Total Investments and Other Assets                      22,580            24,390
                                                        ________        ___________

  Total Assets                                          $ 79,068        $    81,113
                                                        ========        ===========

                    INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                  (UNAUDITED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       At September 30  At December 31
  (Dollars in millions)                                      1994            1993
                                                       _______________  ______________
  Current Liabilities:

    Taxes                                              $  1,482         $  1,589

    Accounts payable and accruals                        16,558           19,464

    Short-term debt                                      10,240           12,097
                                                       ________         ________

  Total Current Liabilities                              28,280           33,150


  Long-Term Debt                                         14,077           15,245


  Other Liabilities                                      12,291           11,177


  Deferred Income Taxes                                   1,957           1,803
                                                       ________         ________

  Total Liabilities                                      56,605           61,375

  Stockholders' Equity:

    Preferred stock - par value $.01 per share            1,091            1,091
      Shares authorized:    150,000,000
      Shares issued: 1994 -  11,250,000
                     1993 -  11,250,000

    Common stock - par value $1.25 per share              7,273            6,980
      Shares authorized:    750,000,000
      Shares issued: 1994 - 587,172,215
                     1993 - 581,388,475

    Retained earnings                                    11,297           10,009

    Translation and other adjustments                     2,802            1,658
                                                       ________         ________
  Total Stockholders' Equity                             22,463           19,738
                                                       ________         ________
  Total Liabilities and Stockholders' Equity           $ 79,068         $ 81,113
                                                       ========         ========

  (The accompanying notes are an integral part of the financial statements.)

                         INTERNATIONAL BUSINESS MACHINES CORPORATION
                                  AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30:
                                        (UNAUDITED)

  (Dollars in millions)                                     1994          1993
                                                          ________      ________

  Cash Flow from Operating Activities:
    Net Earnings (Loss)                                   $ 1,790       $ (8,369)
    Adjustments to reconcile net earnings (loss) to cash
     provided from operating activities:

    Effect of restructuring charges                        (1,976)         5,032
    Depreciation                                            3,223          3,674
    Amortization of software                                1,604          1,321
    Changes in operating assets and liabilities             4,226            629
    (Gain) Loss on disposition of investment assets          (501)            66
                                                          _______        _______
      Net cash provided from operating activities           8,366          2,353
                                                          _______        _______

  Cash Flow from Investing Activities:
    Payments for plant, rental machines
      and other property, net of proceeds                  (1,047)        (1,662)
    Investment in software                                   (958)        (1,064)
    Purchases of marketable securities and
      other investments                                    (2,442)        (1,592)
    Proceeds from marketable securities and
      other investments                                     2,193          1,876
    Proceeds from sale of Federal Systems Company           1,503             --
                                                          _______        _______
      Net cash used in investing activities                  (751)        (2,442)
                                                          _______        _______


  Cash Flow from Financing Activities:
    Proceeds from new debt                                  4,315          9,082
    Payments to settle debt                                (6,891)        (6,016)
    Proceeds from preferred stock                              --          1,091
    Short-term borrowings less
     than 90 days - net                                    (1,383)        (2,042)
    Common stock transactions - net                           292            (13)
    Cash dividends paid                                      (492)          (758)
                                                          _______        _______
      Net cash (used in) provided from financing
       activities                                          (4,159)         1,344
                                                          _______        _______
  Effect of Exchange Rate Changes
    on Cash and Cash Equivalents                                5           (367)
                                                          _______        _______
  Net Change in Cash and Cash Equivalents                   3,461            888

  Cash and Cash Equivalents at January 1                    5,861          4,446
                                                          _______        _______
  Cash and Cash Equivalents at September 30               $ 9,322        $ 5,334
                                                          =======        =======

   (The accompanying notes are an integral part of the financial statements.)

  Notes to Consolidated Financial Statements
  __________________________________________

  1. In the opinion of management of International Business Machines Corpo-ration (the company), all adjustments necessary to a fair statement of the results for the unaudited three and nine month periods have been made. In addition to the adjustments for normal recurring accruals, the company re-corded charges of $.3 billion for software writedowns and an after-tax gain of $248 million for the sale of its Federal Systems Company (FSC) in the first quarter of 1994 and restructuring charges of $8.9 billion in the second quarter of 1993.

  2.    Earnings (loss) per share amounts were computed by dividing earnings
  (loss) after deduction of preferred stock dividends by the average number of common shares outstanding.

  3. The translation and other adjustments line of Stockholders' Equity in-cludes equity translation adjustments of $2,802 million at September 30, 1994, and $1,658 million at December 31, 1993. Other adjustments are in-cluded but amount to less than $1 million for both periods.

  4. The Consolidated Statement of Financial Position at September 30, 1994 includes balances relative to restructuring programs of approximately $2.3 billion in Accounts Payable and Accruals, $.8 billion in Other Liabil-ities, and $2.6 billion in Plant, Rental Machines and Other property pro-vided for capacity related actions. At December 31, 1993 the approximate restructuring balances were $5.1 billion in Accounts Payable and Accruals, $1.6 billion in Other Liabilities, and $3.6 billion in Plant Rental Ma-chine and Other Property. The company continues to make progress in im-plementing specific restructuring plans and utilizing the associated reserves as the plans are implemented and completed. The company is ex-pected to complete a number of restructuring actions in the fourth quarter of 1994, which will reduce the balances significantly. At that time, the company may find it necessary to redesignate by category (work-force re-lated, manufacturing capacity, and excess space) reserve balances, based upon actual experience versus the original restructuring plans.

  5. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the FSC sale and software writedowns recorded in the first quarter of 1994. The third-quarter 1993 results excludes FSC results and the first nine months of 1993 excludes the effects of the $8.9 billion restructuring charge, the cumulative effect of implementing Statement of Financial Ac-counting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," and FSC results. These supplemental statements are shown in exhibit 99 on pages 19 and 20. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

  6. Subsequent Event: On October 5, 1994, the company announced major changes to its U.S. Retirement Plan that will take place starting in 1995. A new formula for calculating retirement benefits will be phased in over a five-year period and current formulas will continue for employees retiring through year-end 2000. In general, the company's retirement plan obli-gation will continue to grow over time, but at lower amounts per year than in the past. The change is not expected to have an immediate cash impact on the company and will help to manage plan costs.

  7. Subsequent Event: On October 19, 1994, Moody's Investors Service up-graded its short-term debt rating for IBM and its rated subsidiaries to "Prime-1" from "Prime-2."

  8. Subsequent Event: On October 25, 1994, the company's Board of Directors approved management's plan to revert to purchasing IBM common stock on the open market, for sale to employees under the IBM Employee Stock Purchase Plan.

  ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ____________________________________
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ________________________________________________
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994
              ______________________________________________________


      The company continued to make steady progress in stabilizing its oper-ations, rebuilding its balance sheet, and making its cost structure more competitive during the third quarter of 1994. Total expenses declined
  12.9 percent, or $734 million, compared with the third quarter of 1993, revenues increased for the third consecutive quarter, and gross profit margins held steady for the eighth quarter in a row. In addition, the company completed the first nine months of 1994 with cash and marketable securities of $10.8 billion, an increase of $3.7 billion since December 31, 1993, while reducing total debt by $3.0 billion to $24.3 billion at September 30, 1994.

      Although the company is showing improved performance, it must continue to focus on executing its product transitions, improving time to market, and completion of planned capacity and work-force reductions.


  RESULTS OF OPERATIONS
  _____________________

  (Dollars in millions)          Three Months Ended       Nine Months Ended
                                    September 30            September 30
                                ___________________     ____________________
                                  1994       1993         1994        1993
                                ________   ________     ________    ________

  Revenue                       $ 15,431   $ 14,743     $ 44,156    $ 43,320
  Cost                             9,277      9,141       26,958      26,582
                                ________   ________     ________    ________
  Gross profit                  $  6,154   $  5,602     $ 17,198    $ 16,738
  Gross profit margin               39.9%      38.0%        38.9%       38.6%
  Net earnings (loss)           $    710   $    (48)    $  1,790    $ (8,483)

      The company recorded third-quarter 1994 net earnings of $1.18 per com-mon share, compared to a net loss of $.12 per common share for the same
  period of 1993.   Third-quarter 1994 revenues increased 4.7 percent, but
  increased 8.5 percent after adjusting for the sale of FSC. The average number of common shares outstanding for the period was 586.3 million in 1994 versus 572.5 million in 1993.

  ___________________________________

      Net earnings for the nine months ended September 30, 1994 were $1,790 million ($2.96 per common share) compared to a net loss of $437 million before restructuring charges and the cumulative effect of SFAS 112 for the comparable period of last year (a loss of $8.5 billion and $14.90 per com-mon share after restructuring charges and the accounting change). Net earnings, when adjusted for the FSC sale and the effect of a software amortization change recorded in the first quarter of 1994, were $1,735 million ($2.86 per common share)

      Revenues for the nine months ended September 30, 1994 were $44.2 billion, up 1.9 percent from the prior year's $43.3 billion. Adjusted for the FSC sale, revenues increased 5.7 percent year over year. The average number of shares outstanding for the nine-month period was 584.1 million in 1994 and 571.1 million in 1993.

      Third-quarter 1994 revenues increased in Europe, Asia, Canada, and the
  United States compared with last year's third quarter.   Specifically,
  European revenues were $5.3 billion, Asia-Pacific revenues were $2.8 billion and Canada revenues were $633 million; an increase of 12.9 per-cent, 15.7 percent and 19.4 percent, respectively, over the comparable pe-riod of last year. U.S. revenues were $6.0 billion, an increase of 2.5 percent compared with the same period of 1993, after adjusting for the FSC
  sale.   Revenues from Latin America decreased 2.8 percent from the third quarter of last year, to $667 million.

      Currency had virtually no impact on the company's third-quarter net results, because revenue gains realized from currency were largely offset by currency-related increases in costs and expenses. Revenues when ad-justed for the FSC sale, on a constant currency basis grew approximately 6 percent in the third quarter of 1994 versus the third quarter of 1993.

  Hardware Sales
  ______________

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                ___________________     ___________________
                                  1994       1993         1994       1993
                                ________   ________     ________   ________

  Total revenue                 $  7,753   $  6,957     $ 21,716   $ 20,220
  Total cost                       5,130      4,858       14,647     14,153
                                ________   ________     ________   ________
  Gross profit                  $  2,623   $  2,099     $  7,069   $  6,067
  Gross profit margin               33.8%      30.2%        32.6%      30.0%

      Revenue from hardware sales for the third quarter and first nine months of 1994 increased 11.4 percent and 7.4 percent, respectively, over comparable periods in 1993.

      The hardware sales revenue increase was driven by continued growth in RISC System/6000*, Original Equipment Manufacturer (OEM) products, and personal computers on both a third-quarter and nine-month basis. Although personal computer revenues grew on a worldwide basis, U.S. results re-mained sluggish.

  ___________________________________

      AS/400* hardware sales showed strong revenue growth in the third quar-ter, resulting from strong customer acceptance of the new AS/400 Advanced Series products announced in the second quarter of 1994. Revenue on a nine-month basis was flat year over year.

      High-end mainframe revenues increased for the first time since the second quarter of 1992 in the third quarter, but continued to show a de-cline on a nine-months basis. High-end volumes continued to show strong growth in the third quarter, although revenue continues to be impacted by competitive pricing pressures.

      The company's storage products revenue declined, when compared to 1993 third-quarter and nine-months results, due to continued pricing pressures and lower volumes associated with high-end storage devices.

      Hardware gross profit for the third quarter and first nine months of 1994, increased 25.0 percent and 16.5 percent, respectively, over the same periods in 1993. The increase in gross profit dollars and margins was driven primarily by cost improvements from high-end mainframes, offset by lower personal computer margins. Although margins increased, they con-tinue to be affected by competitive pricing pressures on high-end products and personal computers.

  Software
  ________

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                ____________________    ___________________
                                  1994        1993        1994        1993
                                ________    ________    ________   ________

  Total revenue                 $  2,755    $  2,648    $  8,065   $  7,884
  Total cost                       1,041       1,026       3,322      2,995
                                ________    ________    ________   ________
  Gross profit                  $  1,714    $  1,622    $  4,743   $  4,889
  Gross profit margin               62.2%       61.3%       58.8%      62.0%

      Revenue from software for the third quarter and first nine months of 1994, increased 4.0 percent and 2.3 percent, respectively, over comparable
  periods in 1993.   The third-quarter increase in revenue was primarily
  driven by one-time charge software associated with the strong AS/400 and RISC System/6000 shipments in the quarter. On a nine-month basis, one-time charge software revenue was flat.

      Software gross profit for the third quarter increased 5.7 percent and for the first nine months decreased 3.0 percent, when compared to the same periods in 1993. The nine-month gross profit and gross profit margin were affected by the accounting charges related to the software amortization change implemented in the first quarter of 1994. Excluding the effects of this change, gross profit would have increased 3.1 percent and the gross profit margin would have been 62.5 percent for the first nine months of 1994.

  ___________________________________

  Services Other Than Maintenance
  _______________________________

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                ___________________     ___________________
                                  1994       1993         1994       1993
                                ________   ________     ________   ________

  Total revenue                 $  2,306   $  2,289     $  6,434   $  6,550
  Total cost                       1,866      1,986        5,266      5,481
                                ________   ________     ________   ________
  Gross profit                  $    440   $    303     $  1,168   $  1,069
  Gross profit margin               19.1%      13.2%        18.2%      16.3%

      Services revenue for the third quarter increased .7 percent and for the first nine months decreased 1.8 percent when compared to the same pe-riods of 1993. Services gross profit for the third quarter and first nine months increased 45.2 percent and 9.3 percent, respectively, over compara-ble periods in 1993. The third quarter and nine months of 1994 results do not include operational results from FSC, which were included in the com-parable 1993 results. When adjusted for the effects of the sale, services revenue increased 26.6 percent for the three months and 24.0 percent for the nine months, versus the same periods in 1993. Services gross profit increased 60.0 percent and 20.7 percent, respectively, versus comparable periods in 1993 after adjustments for the FSC sale, and the gross profit margins increased 4.0 points for the third quarter and decreased .5 points for the first nine months of 1994. The growth in revenue for the third quarter and first nine months of 1994 was primarily from increased activ-ity in managed operations for both systems and networking activity.

  Maintenance
  ___________

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                ___________________     ____________________
                                  1994       1993         1994        1993
                                ________   ________     ________    ________

  Total revenue                 $  1,813   $  1,823     $  5,377    $  5,484
  Total cost                         925        854        2,701       2,635
                                ________   ________     ________    ________
  Gross profit                  $    888   $    969     $  2,676    $  2,849
  Gross profit margin               49.0%      53.2%        49.8%       52.0%

  ___________________________________

      Revenue from maintenance for the third quarter of 1994 was flat and for the first nine months of 1994 decreased 2.0 percent, when compared to the same periods in 1993. Maintenance gross profit for the third quarter and first nine months of 1994 decreased 8.4 percent and 6.1 percent, re-
  spectively, versus the same periods in 1993.   Maintenance revenue and
  gross profit margins are expected to continue to be adversely affected by the competitive environment and resulting pricing pressures on maintenance offerings.

  Rentals and Financing
  _____________________

  (Dollars in millions)          Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                ___________________     ____________________
                                  1994       1993         1994        1993
                                ________   ________     ________    ________

  Total revenue                 $    804   $  1,026     $  2,564    $  3,182
  Total cost                         315        417        1,022       1,318
                                ________   ________     ________    ________
  Gross profit                  $    489   $    609     $  1,542    $  1,864
  Gross profit margin               60.8%      59.4%        60.1%       58.6%

      Rentals and financing revenue for the third quarter and first nine months of 1994 decreased 21.6 percent and 19.4 percent, respectively, from
  the same periods in 1993.   Gross profit in the third quarter and nine
  months of 1994 declined 24.5 percent and 22.5 percent, respectively, com-pared to the same periods in 1993. The decreases are the results of lower financing of IBM products, when compared to the same periods of 1993.

  Expenses
  ________

      Total expenses declined 13.9 percent, or $734 million, compared with the third quarter of 1993. Through the first nine months of 1994, total expense fell $2.8 billion, excluding the gain from the sale of FSC, over the same period of last year. From year-end 1992 through September 30, 1994, the company's expenses have been reduced by a cumulative $5.6 billion.

  (Dollars in millions)          Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                ___________________     ____________________
                                  1994       1993         1994        1993
                                ________   ________     ________    ________

  Selling, general and
     administrative              $  3,885   $  4,259     $ 10,969    $ 12,822
  Percentage of revenue              25.2%      28.9%        24.8%       29.6%

  Research, development and
     engineering                 $  1,053   $  1,372     $  3,245    $  4,104
  Percentage of revenue               6.8%       9.3%         7.3%        9.5%

  ___________________________________

      Selling, general and administrative expense for the third quarter and first nine months of 1994 decreased 8.8 percent and 14.4 percent, respec-tively, from the same periods in 1993. The nine month decrease includes the before-tax gain from the FSC sale. Without this gain, selling, gen-eral and administrative expense declined 11.4 percent from the first nine months of 1993. These decreases reflect the company's continued focus on productivity and process re-engineering, restructuring programs, and ex-pense controls.

      Research, development and engineering expense for the third quarter and for the nine months of 1994 decreased 23.3 percent and 20.9 percent, respectively, when compared to the same periods in 1993. These decreases reflect the company's actions to scrutinize development efforts and repri-oritize them to growth areas, eliminate duplicate development efforts, as well as the company's continued focus on productivity and process re-engineering, restructuring programs, and expense controls.

      Other Income, principally interest, amounted to $221 million and $1,108 million for the third quarter and first nine months of 1994, re-spectively, a decrease of 24.4 percent and an increase of 71.5 percent when compared to the same periods in 1993. The decrease in the third quarter was primarily due to the new Brazilian monetary policy implemented in July, 1994, which helped to dramatically reduce inflation and interest rates. The increase for the first nine months was due primarily to higher levels of cash and higher interest rates notably in Brazil, whose economic environment was highly inflationary, prior to the introduction of the new
  monetary  policy.   Although Other Income increased, exchange losses from
  currency revaluations of cash largely offset this increase.

      Interest expense not included as cost of financing was $233 million and $1,010 million for the third quarter and first nine months of 1994, respectively, a decrease of 32.6 percent and an increase of 3.9 percent
  when compared to the same periods in 1993.   The decrease in the third
  quarter was primarily driven by the new Brazilian monetary policy, which dramatically reduced inflation and interest rates. The increase for the first nine months was primarily a result of higher levels of local cur-rency debt, notably in Brazil, whose economic environment was highly in-
  flationary, with high interest rates.   Although interest  expense
  increased, this increase is substantially offset by exchange gains result-ing from revaluations of the associated debt. Interest on total bor-rowings of the company, which includes interest expense and interest costs associated with rentals and financing, amounted to $424 million and $1,600 million for the third quarter and first nine months of 1994, respectively. Of these amounts, $4 million for the third quarter and $18 million for the first nine months were capitalized.

      Exchange gains and losses are recorded as part of selling, general and administrative expense.

  ___________________________________

      The effective tax rate for the quarter ended September 30, 1994, was
  41.0 percent, versus 41.3 percent tax benefit for the same period in
  1993.   The effective tax rate for the first nine months of 1994 was 41.9 percent, versus an 11.5 percent tax benefit for the same period in 1993. The increase is primarily the result of restructuring charges recorded in the second quarter of 1993 not being fully tax effected, as well as the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.


  FINANCIAL CONDITION
  ___________________

      The Consolidated Statement of Financial Position at September 30, 1994 reflects continued improvement in the company's financial condition from December 31, 1993, with increases in cash and stockholders' equity, and decreases in total assets, outstanding debt, and total liabilities.

  Working Capital
  _______________

  (Dollars in millions)              At September 30     At December 31
                                          1994                1993
                                     _______________     ______________

  Current assets                        $ 40,150            $ 39,202
  Current liabilities                     28,280              33,150
                                        ________            ________
     Working capital                    $ 11,870            $  6,052


      Working capital at September 30, 1994 increased $5.8  billion from
  December 31, 1993.   Current assets increased $.9 billion from year-end
  1993 levels, with decreases in accounts receivable of $.8 billion, prepaid expenses of $1.4 billion, and inventories of $.6 billion, offset by an in-crease of $3.7 billion in cash, cash equivalents, and marketable securi-ties. The increase in cash, cash equivalents, and marketable securities is primarily attributable to cash generated from operations, and proceeds from the sale of FSC, offset by payments to settle outstanding debt. The decrease in accounts receivable largely reflects improved collection expe-rience, particularly in the U.S. and Europe. Lower prepaid expense bal-ances result from the disposition of FSC net assets which were being held for sale, as well as a decrease in current period tax assets relative to implementation of the company's workforce reduction actions. The decrease in inventories from year-end 1993 levels is associated with ongoing ef-forts to "right-size" the company's inventories, particularly personal computer inventories.

  _________________________________

      Current liabilities decreased $4.9 billion from December 31, 1993 due to declines in accounts payable and accruals of $2.9 billion, short-term debt of $1.9 billion, and taxes payable of $.1 billion. The decrease in accounts payable and accruals is due to the normal seasonal decline of ac-counts payable balances from year-end levels, as well as lower restructur-ing accrual balances resulting from separation payments to employees associated with the company's ongoing work force reduction programs. The decline in short-term debt is driven by the company's ongoing efforts to reduce its overall outstanding debt obligations.

  Investments
  ___________

      The company's capital expenditures for plant and other property were approximately $1.6 billion for the first nine months of both 1994 and 1993.

      In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.9 billion of software costs during the first nine months of 1994, down $.2 billion from the amount capitalized in the comparable 1993 period. Ongoing amorti-zation of capitalized software costs amounted to $1.3 billion in the first nine months of both 1994 and 1993. Additionally, the company incurred $.3 billion in accelerated amortization of capitalized software costs result-ing from the software amortization change implemented in the first quarter of 1994.

  Long-Term Debt and Equity
  _________________________

      Long-term debt declined from $15.2 billion at year-end 1993 to $14.1 billion at September 30, 1994, due to the company's continuing focus on reduction of its outstanding debt obligations, principally non-customer financing debt.

      Stockholders' equity increased from $19.7 billion at December 31, 1993, to $22.5 billion at September 30, 1994 as a result of increases in net retained earnings of $1.3 billion, capital stock of $.3 billion, and, due to the majority of worldwide currencies strengthening versus the U.S. dollar during the period, equity translation adjustments of $1.2 billion.

  Cash Flow
  _________

  (Dollars in millions)                       Nine Months Ended
                                                 September 30
                                            _______________________
                                               1994           1993
                                            ________       ________
  Net cash provided from (used in):
     Operating activities                   $  8,366       $  2,353
     Investment activities                      (751)        (2,442)
     Financing activities                     (4,159)         1,344

  Effect of exchange rate changes
    on cash and cash equivalents                   5           (367)
                                            ________       ________

  Net change in cash and cash equivalents   $  3,461       $    888

  _________________________________


      The period-to-period improvement in cash flow from operations is mainly driven by increased earnings and lower accounts receivable bal-ances, offset by a decrease in liabilities resulting primarily from lower restructuring accrual balances due to separation payments to employees.

      The improved cash flow from investing activities compared to the 1993 period is attributable to the proceeds derived from the sale of FSC in the first quarter of 1994.

      The period-to-period decrease in cash flow from financing activities is principally the result of the company's ongoing efforts to reduce its overall outstanding debt obligations.

  Liquidity
  _________

      During the nine months of 1994, the company received total cash pro-ceeds of approximately $10.5 billion from the sale and securitization of
  primarily trade receivables.   The net cash impact from these activities
  was not material since the majority of such receivables are related to ex-isting revolving securitization programs with collections generally occur-ring within 30-60 days. Additionally, through September 30, 1994, the company issued, in lieu of purchasing on the open market, 4.9 million shares of common stock to be sold to employees under the IBM Employee Stock Purchase Plan. The company also contributed .7 million shares of common stock, as well as cash to the IBM Retirement Plan Trust Fund.

  Other Matters
  _____________

      Although the basic business of the company has been built from within, it has made important acquisitions as well as dispositions. It is antic-ipated that more transactions may occur. As the timing and significance of future transactions will depend upon opportunities, it is not practical to identify any particular timetable or targets, nor does the company be-lieve that it is prudent to comment in advance of reaching a firm deal, particularly as premature statements are likely to make it more difficult for the company to accomplish its objectives.

                         PART II - OTHER INFORMATION
                         ___________________________

  ITEM 6 (a). Exhibits
  ____________________

  Exhibit Number

       11   Statement re: computation of per share earnings.

       99   Supplemental Consolidated Statement of Operations schedules.

  ITEM 6 (b).  Reports on Form 8-K
  ________________________________

      No reports on Form 8-K were filed during the third quarter of 1994.


                               SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        International Business Machines Corporation
                        ___________________________________________
                                        (Registrant)


  Date: November 9, 1994
  ______________________


                         By:
                                        J. B. York
                         ___________________________________________

                                        J. B. York
                                Senior Vice President and
                                 Chief Financial Officer


  * RISC System/6000 and Application System/400 are trademarks or registered trademarks of the International Business Machines Corporation.