Form 10-K
period 1994-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1995-03-28
CIK 51143

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                     1-2360
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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    VOTING SHARES OUTSTANDING     NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS               AT MARCH 7, 1995          ON WHICH REGISTERED
- ---------------------------------   --------------------------   ------------------------
Capital stock, par value                   584,225,210           New York Stock Exchange
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 1995 was $46.6 billion.

    Documents incorporated by reference:

       Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1994 into Parts I and II of Form 10-K.

       Portions of IBM's definitive Proxy Statement dated March 14, 1995 into
       Part III of Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    IBM has two fundamental missions. First, the company strives to lead in the creation, development and manufacture of the industry's most advanced information technologies, including computer systems, software, networking systems, and microelectronics. Second, the company translates these advanced technologies into value for our customers worldwide through its sales and professional services units in North America, Europe/Middle East/Africa, Asia Pacific, and Latin America.

    Management continues to believe its decision, in 1993 to remain an integrated provider of information technology rather then becoming an emerging federation of companies, was the correct one. This single interface to the customer allows IBM employees to better understand and address the full range of the customers' information needs and to provide them with comprehensive and timely solutions.

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

    The following information is included in IBM's 1994 Annual Report to Stockholders and is incorporated herein by reference:

       1. Segment information and revenue by classes of similar products or services--Pages 74 and 75.

       2. Financial information by geographic areas--Pages 76 and 77.

       3. Amount spent during each of the last three years on research and development activities--Page 59.

       4. The number of persons employed by the registrant-- Page 47.

       5. The management discussion overview--Page 36.

ITEM 2. PROPERTIES:

    At December 31, 1994, IBM's manufacturing and development facilities in the United States had aggregate floor space of 55.2 million square feet, of which
43.4 million was owned and 11.8 million was leased. Of these amounts, 8.5 million square feet was vacant and 1.0 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled 21.0 million square feet, of which 18.0 million was owned and 3.0 million was leased. Of these amounts, 2.0 million square feet was vacant and .7 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains, and restructuring actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 43 of IBM's 1994 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note M "Contingencies" on page 62 of IBM's 1994 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

    Refer to pages 78 and 79 and the inside back cover of IBM's 1994 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Midwest Stock Exchange and Pacific Stock Exchange. There were 705,318 common stockholders of record at March 7, 1995.

    On February 28, 1995, the Board of Directors authorized the company to repurchase outstanding depositary shares representing the IBM Series A Preferred Stock. The company plans to buy the shares from time to time on the open market. As of February 28, 1995, approximately 10.5 million depositary shares were outstanding.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 79 of IBM's 1994 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 36 through 47 of IBM's 1994 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 34 and 35 and 48 through 78 of IBM's 1994 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 4 through 6 of IBM's definitive Proxy Statement dated March 14, 1995 which are incorporated herein by reference solely as they relate to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 28, 1995):

                                                                        OFFICER
                                                                 AGE     SINCE
                                                                 ---    -------
Chairman of the Board of Directors and Chief
  Executive Officer
  Louis V. Gerstner, Jr.(1)...................................   53       1993
Senior Vice Presidents
  J. Thomas Bouchard, Human Resources.........................   54       1994
  James A. Cannavino, Strategy and Development(2).............   50       1988
  Nicholas M. Donofrio, Group Executive.......................   49       1995
  Donato A. Evangelista, General Counsel......................   62       1983
  Ned C. Lautenbach, Group Executive..........................   51       1987
  G. Richard Thoman, Group Executive..........................   50       1993
  John M. Thompson, Group Executive...........................   52       1989
  Patrick A. Toole, Group Executive...........................   57       1984
  Jerome B. York, Chief Financial Officer(1)..................   56       1993
Vice President and Treasurer
  Jeffrey D. Serkes...........................................   36       1994

- ------------

(1) Member of the Board of Directors.

(2) Will be retiring effective March 31, 1995.

    All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each officer named above, with the exception of J. Thomas Bouchard, Louis V. Gerstner, Jr., Jeffrey D. Serkes, G. Richard Thoman, and Jerome B. York, has been an an executive of IBM or its subsidiaries during the past five years.

    Mr. Bouchard was senior vice president, human resources, of U.S. West, Inc., a telecommunications company, from 1989 until joining IBM in 1994. Prior to 1989, he spent 15 years with United Technologies Corporation in a variety of executive positions, including senior vice president of human resources.

    Mr. Gerstner was the chairman of the board and chief executive officer of RJR Nabisco Holdings Corporation, a food and tobacco company, from 1989 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Company, and from 1983 to 1989, he was chairman and chief executive officer of American Express Travel Related Services Co., Inc.

    Mr. Serkes was vice president and deputy treasurer of RJR Nabisco, Inc., a food and tobacco company, from 1993 until joining IBM in 1994. From 1987 to 1993, he also served as vice president and assistant treasurer, corporate finance; director, capital markets; and manager, foreign exchange of RJR Nabisco, Inc.

    Mr. Thoman was the president of Nabisco International, Inc., a food company, from 1992 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Travel Related Services International, and co-CEO of American Express Travel Related Services Co., Inc. and CEO of American Express International from 1989 to 1992.

    Mr. York, from 1979 until joining IBM in 1993, served in a number of executive positions at Chrysler Corporation, an automotive manufacturer, including executive vice president-finance and chief financial officer from 1990 to 1993 and vice president and controller from 1989 to 1990. Prior to joining Chrysler, he held a number of technical and management positions with General Motors Corporation, Ford Motor Corporation, The Hertz Corporation and Baker Industries, Inc.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 12 through 20 of IBM's definitive Proxy Statement dated March 14, 1995, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

        Refer to the section entitled "Stock Ownership" appearing on pages 9 through 11 of IBM's definitive Proxy Statement dated March 14, 1995, which is incorporated herein by reference solely as it relates to this item.

    (b) SECURITY OWNERSHIP OF MANAGEMENT:

        Refer to the section entitled "Stock Ownership" appearing on pages 9 through 11 of IBM's definitive Proxy Statement dated March 14, 1995, which is incorporated herein by reference solely as it relates to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to page 8 "Other Relationships" of IBM's definitive Proxy Statement dated March 14, 1995, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       1. FINANCIAL STATEMENTS FROM IBM'S 1994 ANNUAL REPORT TO STOCKHOLDERS WHICH ARE INCORPORATED HEREIN BY REFERENCE:

          Report of Independent Accountants (page 35).

          Consolidated Statement of Operations for the years ended December 31, 1994, 1993 and 1992 (page 48).

          Consolidated Statement of Financial Position at December 31, 1994 and 1993 (page 49).

          Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992 (page 50).

          Consolidated Statement of Stockholders' Equity at December 31, 1994, 1993 and 1992 (page 51).

          Notes to Consolidated Financial Statements (pages 52 through 78).

       2. FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS
          FORM:

        SCHEDULE
PAGE     NUMBER
- ----    --------
 7                 Report of Independent Accountants on Financial Statement
                   Schedules.
 S-1       II--    Valuation and Qualifying Accounts

       All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

       3. EXHIBITS:

        INCLUDED IN THIS FORM 10-K:

            I--    Computation of Fully Diluted Earnings Per Share.
           II--    Parents and Subsidiaries.
          III--    Consent of Independent Accountants.
           IV--    Additional Exhibits
                   (a) Supplemental Consolidated Statement of Operations--1994
                   and 1993.
            V--    The By-laws of IBM as amended through February 1, 1995.
           VI--    IBM's 1994 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
          VII--    Powers of Attorney.
         VIII--    Financial Data Schedule.
           IX--    IBM Supplemental Executive Retirement Plan.
            X--    IBM Extended Tax Deferred Savings Plan.
           XI--    IBM Board of Directors Deferred Compensation and Equity
                   Award Plan.

        NOT INCLUDED IN THIS FORM 10-K:

       -- The Certificate of Incorporation of IBM is Exhibit VI to Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

       -- A copy of the IBM 1994 Long-Term Performance Plan, a management compensatory plan, is contained in Registration Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

       -- Board of Directors compensatory plans, as described under "Directors'
          Compensation" on page 9 of IBM's definitive Proxy Statement dated March 14, 1995, which is incorporated herein by reference.

       -- The employment agreement for L.V. Gerstner, Jr. is Exhibit 19 to Form
          10-Q dated March 31, 1993, and is hereby incorporated by reference.

       -- The instruments defining the rights of the holders of the 6 3/8% Notes due 1997 and the 7 1/4% Notes due 2002 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-33590 on Form S-3, filed on February 22, 1990, and are hereby incorporated by reference.

       -- The instruments defining the rights of the holders of the 9% Notes due
          1998 are Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985, and Exhibit 4(b) to Registration Statement No. 33-6889 on Form S-3, filed on July 1, 1986, and are hereby incorporated by reference.

       -- The instruments defining the rights of the holders of the 6 3/8% Notes due 2000 and the 7 1/2% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

       -- The instruments defining the rights of holders of the 8 3/8%
          Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.

       -- IBM's definitive Proxy Statement dated March 14, 1995, certain sections of which have been incorporated herein by reference.

    (b) REPORTS ON FORM 8-K:

       -- No reports on Form 8-K were filed during the last quarter of 1994.

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

                                     INTERNATIONAL BUSINESS MACHINES CORPORATION
                                                  (Registrant)

                                     By       /s/ LOUIS V. GERSTNER,JR.
                                        ...................................
                                             (LOUIS V. GERSTNER, JR.
                                        CHAIRMAN OF THE BOARD OF DIRECTORS
                                           AND CHIEF EXECUTIVE OFFICER)

Date:  March 28, 1995

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                   TITLE                    DATE
       --------------                -----                    ----
  /s/ JEROME B. YORK            Senior Vice              March 28, 1995
 ..............................    President,
     (JEROME B. YORK)             Chief
                                  Financial
                                  Officer,
                                  acting
                                  Controller,
                                  and Director |
                                               |
                                               |
       HAROLD BROWN             Director       |
      JAMES E. BURKE            Director       |
       FRITZ GERBER             Director       |
    NANNERL O. KEOHANE          Director       |
     CHARLES F. KNIGHT          Director       |
     THOMAS S. MURPHY           Director       |
       LUCIO A. NOTO            Director       |       By /s/JOHN E. HICKEY
        JOHN B. SLAUGHTER       Director       |          ......................
          ALEX TROTMAN          Director       |            (JOHN E. HICKEY)
     LODEWIJK C. VAN WACHEM     Director       |            ATTORNEY-IN-FACT
         CHARLES M. VEST        Director       |
      EDGAR S. WOOLARD, JR.     Director       |

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
INTERNATIONAL BUSINESS MACHINES CORPORATION

Our audits of the consolidated financial statements referred to in our report dated January 20, 1995 (which refers to the changes in the methods of accounting for postemployment benefits in 1993, and income taxes in 1992), appearing on page 35 of the 1994 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PRICE WATERHOUSE LLP


1177 Avenue of the Americas
New York, N.Y. 10036
January 20, 1995

                                                                     SCHEDULE II

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT                     BALANCE AT
                                                           BEGINNING                         END
                      DESCRIPTION                          OF PERIOD     NET CHANGE(A)    OF PERIOD
- --------------------------------------------------------   ----------    -------------    ----------
1994
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current...........................................      $683           $  36           $719
                                                             -----           -----          -----
                                                             -----           -----          -----
    --Non-current.......................................      $187           $ (21)          $166
                                                             -----           -----          -----
                                                             -----           -----          -----
1993
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current...........................................      $578           $ 105           $683
                                                             -----           -----          -----
                                                             -----           -----          -----
    --Non-current.......................................      $209           $ (22)          $187
                                                             -----           -----          -----
                                                             -----           -----          -----
1992
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current...........................................      $414           $ 164           $578
                                                             -----           -----          -----
                                                             -----           -----          -----
    --Non-current.......................................      $196           $  13           $209
                                                             -----           -----          -----
                                                             -----           -----          -----

- ---------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--
    The receivables upon which the above allowances are based are highly diversified by geography, industry, and individual customer. With the growth of the company's working capital financing business in 1994, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. The allowances for receivable losses for the year ended 1994, approximate less than three and one-quarter percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables. The allowances for the year ended 1993, approximate less than three and one-half percent of the company's current receivables and less than two percent of the company's non-current receivables. The allowances for the year ended 1992, approximate less than three percent of the company's current receivables and less than two percent of the company's non-current receivables.

                                 EXHIBIT INDEX

REFERENCE NUMBER                                                                    EXHIBIT
PER ITEM 601 OF                                                                    NUMBER IN
 REGULATION S-K                      DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
- ----------------   -----------------------------------------------------------   --------------
        (3)        Certificate of Incorporation and By-laws.
                   The Certificate of Incorporation of IBM is Exhibit VI to
                     Form 10-K for the year ended December 31, 1993, and is
                     hereby incorporated by reference.
                   The By-laws of IBM as amended through February 1, 1995.             V
        (4)        Instruments defining the rights of security holders.
                   The instruments defining the rights of the holders of the 6
                     3/8% Notes due 1997 and the 7 1/4% Notes due 2002 are
                     Exhibits 4(a) through 4(l) to Registration Statement No.
                     33-33590 on Form S-3, filed February 22, 1990, and are
                     hereby incorporated by reference.
                   The instruments defining the rights of the holders of the
                     9% Notes due 1998 are Exhibit 4 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1985, and Exhibit 4(b) to Registration Statement No.
                     33-6889 on Form S-3 filed on July 1, 1986, and are hereby
                     incorporated by reference.
                   The instruments defining the rights of the holders of the 6
                     3/8% Notes due 2000 and the 7 1/2% Debentures due 2013
                     are Exhibits 4(a) through 4(l) to Registration Statement
                     No. 33-49475(l) on Form S-3, file May 24, 1993, and are
                     hereby incorporated by reference.
                   The instruments defining the rights of the holders of the 8
                     3/8% Debentures due 2019 are Exhibits (4)(a)(b)(c) and
                     (d) to Registration Statement No. 33-31732 on Form S-3,
                     filed on October 24, 1989, are hereby incorporated by
                     reference.
        (9)        Voting trust agreement.                                       Not applicable
       (10)        Material contracts.
                   A copy of the IBM 1994 Long-Term Performance Plan is
                     contained in Registration Statement No. 33-53777 on Form
                     S-8, filed on May 24, 1994, and is hereby incorporated by
                     reference.
                   Board of Directors compensatory arrangements, as described under "Director's Compensation" on page 9 of IBM's
                     definitive Proxy Statement dated March 14, 1995, which is
                     incorporated herein by reference.
                   IBM Supplemental Executive Retirement Plan.                         IX
                   IBM Extended Tax Deferred Savings Plan.                             X
                   IBM Board of Directors Deferred Compensation and Equity             XI
                     Award Plan.
                   The employment agreement for L.V. Gerstner, Jr. is Exhibit
                     19 to Form 10-Q dated March 31, 1993, and is hereby
                     incorporated by reference.
       (11)        Statement re computation of per share earnings.                     I
       (12)        Statement re computation of ratios.                           Not applicable
       (13)        Annual report to security holders.                                  VI

REFERENCE NUMBER                                                                    EXHIBIT
PER ITEM 601 OF                                                                    NUMBER IN
 REGULATION S-K                      DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
- ----------------   -----------------------------------------------------------   --------------
       (18)        Letter re change in accounting principles.                    Not applicable
       (19)        Previously unfiled documents.                                 Not applicable
       (21)        Subsidiaries of the registrant.                                     II
       (22)        Published report regarding matters submitted to vote of       Not applicable
                     security holders.
       (23)        Consents of experts and counsel.                                   III
       (24)        Powers of attorney.                                                VII
       (27)        Financial Data Schedule.                                           VIII
       (28)        Information from reports furnished to state insurance         Not applicable
                     regulatory authorities.
       (99)        Additional exhibits.                                                IV

                                                                       EXHIBIT I

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                    UNDER TREASURY STOCK METHOD SET FORTH IN
                   ACCOUNTING PRINCIPLES BOARD OPINION NO. 15

                                                    YEAR ENDED DECEMBER 31:
                            -----------------------------------------------------------------------
                               1994           1993*          1992*          1991*          1990
                            -----------    -----------    -----------    -----------    -----------

Number of shares on which
  published earnings per
  share is based:
    Average outstanding
      during year........   584,958,699    573,239,240    570,896,489    572,003,382    572,647,906
Add--Incremental shares
  under stock option and
    stock purchase plans..    4,308,269        --             --             --           1,665,262
- --Incremental shares
  related to 7 7/8% con-
  vertible debentures
    (average)............       --             --             --             --           8,162,976
- --Incremental shares
  related to 5 3/4% CGI
  convertible bonds
    (average)............     7,715,391        --             --             --             --
                            -----------    -----------    -----------    -----------    -----------
Number of shares on which
  fully diluted earnings
  per share is based.....   596,982,359    573,239,240    570,896,489    572,003,382    582,476,144
                            -----------    -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------    -----------
Net earnings (loss)
  applicable to common
  shareholders
    (millions)...........        $2,937        $(8,148)       $(4,965)       $(2,861)        $5,967
Add--Net earnings (loss)
  effect of interest on 7
  7/8% convertible deben-
    tures (millions).....       --             --             --             --                  65
- --Net earnings (loss)
  effect of interest on 5
  3/4% CGI convertible
    bonds (millions).....            19        --             --             --             --
                            -----------    -----------    -----------    -----------    -----------
Net earnings (loss) on
  which fully diluted
  earnings per share is
    based (millions).....        $2,956        $(8,148)       $(4,965)       $(2,861)        $6,032
                            -----------    -----------    -----------    -----------    -----------
                            -----------    -----------    -----------    -----------    -----------
Fully diluted earnings
(loss) per share.........         $4.95        $(14.22)        $(8.70)        $(5.01)        $10.36
Published earnings (loss)
  per share..............         $5.02        $(14.22)        $(8.70)        $(5.01)        $10.42

- ------------

* In 1993, 1992, and 1991, incremental shares under stock plans and the effect of the convertible debentures and bonds were not considered for the fully diluted earnings per share calculation due to their antidilutive effect. As such, the amounts reported for primary and fully diluted earnings per share are the same. The 7 7/8% convertible debentures were called and redeemed on November 21, 1992.

                                                                      EXHIBIT II

                            PARENTS AND SUBSIDIARIES
                            AS OF DECEMBER 31, 1994

                                                            STATE OR        PERCENTAGE OF
                                                             COUNTRY            VOTING
                                                               OF             SECURITIES
                                                          INCORPORATION      OWNED BY ITS
                                                         OR ORGANIZATION   IMMEDIATE PARENT
                                                         ---------------   ----------------
Registrant:
  International Business Machines Corporation.........   New York
Subsidiaries:
  IBM Credit Corporation..............................   Delaware                  100
  Integrated Systems Solutions Corp. .................   Delaware                  100
  IBM World Trade Corporation.........................   Delaware                  100
    IBM Asia Pacific Service Corporation..............   Japan                     100
    IBM China/Hong Kong Corporation...................   Delaware                  100
    IBM World Trade Asia Corporation..................   Delaware                  100
    WTC Insurance Corporation, Ltd. ..................   Bermuda                   100
    IBM Argentina, S.A. ..............................   Argentina                 100(E)
    IBM Australia Ltd. ...............................   Australia                 100
    IBM Bahamas Ltd. .................................   Bahamas                   100
    IBM de Bolivia, S.A. .............................   Bolivia                   100
    IBM Brasil-Industria, Maquinas e Servicos
      Ltda. ..........................................   Brazil                    100(E)
    IBM Canada Limited-- IBM Canada Limitee...........   Canada                    100
    IBM China Company Limited.........................   China                     100
    IBM de Chile, S.A.C. .............................   Chile                      90(F)
    IBM de Colombia, S.A. ............................   Colombia                   90(E)
    IBM del Ecuador, C.A. ............................   Ecuador                   100
    IBM Southeast Asia Services Ltd. .................   Hong Kong                 100
    Tata Information Systems Ltd. (TISL)..............   India                      50
    IBM Japan, Ltd. ..................................   Japan                     100
    IBM Korea Systems Corporation.....................   Korea                     100
    IBM Korea, Inc. ..................................   Korea (South)             100
    Grupo IBM Mexico, S.A. de C.V. ...................   Mexico                    100(B)
      IBM de Mexico, S.A. ............................   Mexico                    100(B)
    IBM New Zealand Ltd. .............................   New Zealand               100
    IBM del Peru, S.A. ...............................   Peru                      100
    IBM Latin American Region S.A. ...................   Peru                      100
    IBM World Trade Asia-Pacific Corp. ...............   Philippines               100(B)
    IBM Philippines, Incorporated.....................   Philippines               100(B)
    IBM Singapore Pte. Ltd. ..........................   Singapore                 100
    IBM Taiwan Corporation............................   Taiwan                    100
    Thai Systems Corporation Ltd. ....................   Thailand                  100
    IBM Thailand Company Ltd. ........................   Thailand                  100(B)
    IBM del Uruguay, S.A. ............................   Uruguay                   100
    IBM de Venezuela, S.A. ...........................   Venezuela                 100
    IBM World Trade Europe/Middle East/
      Africa Corporation..............................   Delaware                  100
      IBM Central Europe & Russia Inc. ...............   Delaware                  100

                            PARENTS AND SUBSIDIARIES
                      AS OF DECEMBER 31, 1994--(CONTINUED)

                                                            STATE OR        PERCENTAGE OF
                                                             COUNTRY            VOTING
                                                               OF             SECURITIES
                                                          INCORPORATION      OWNED BY ITS
                                                         OR ORGANIZATION   IMMEDIATE PARENT
                                                         ---------------   ----------------
    IBM World Trade Europe/Middle East/
      Africa Corporation (continued)
      IBM Oesterreich, Internationale Bueromaschinen
        Gesellschaft m.b.H. ..........................   Austria                   100
      International Business Machines of Belgium
        S.A. .........................................   Belgium                   100(D)
      IBM Bulgaria Ltd. ..............................   Bulgaria                  100
      C.T.S. d.o.o. ..................................   Croatia                   100
      IBM Ceska Republika spol. s.r.o. ...............   Czech Republic            100
      IBM Slovensko spol. s.r.o. .....................   Slovak Republic           100
      Compagnie IBM France, S.A. .....................   France                    100(B)
      IBM Eurocoordination, S.A. .....................   France                     --(C)
      IBM Europe, S.A. ...............................   France                    100(B)
      IBM Beteiligungs GmbH...........................   Germany                   100
      IBM Deutschland GmbH............................   Germany                    72(H)
      International Business Machines Corporation
        Magyarorszagi Kft.............................   Hungary                   100
      IBM International Treasury Services Company.....   Ireland                    --(K)
      IBM Ireland Ltd. ...............................   Ireland                   100(D)
      IBM SEMEA S.p.A. ...............................   Italy                     100
        IBM Hellas Information Handling Systems
          S.A. .......................................   Greece                    100(D)
        IBM Israel Ltd. ..............................   Israel                    100(D)
        Companhia IBM Portuguesa, S.A. ...............   Portugal                  100
        IBM (International Business Machines) Turk
          Ltd. Sirketi................................   Turkey                     98(A)
      IBM International Centre for Asset Management
        N.V. .........................................   Netherlands               100
      International Maintenance Parts Logistics
        B.V. .........................................   Netherlands                --(J)
      IBM Nederland N.V. .............................   Netherlands               100
        IBM International Finance N.V. ...............   Netherlands               100
      IBM Polska Sp. z.o.o. ..........................   Poland                    100
      International Business Machines A/S.............   Norway                     60(G)
      IBM East Europe/Asia Ltd. ......................   Russia                    100(D)
      IBM Slovenija d.o.o. ...........................   Slovenia                  100
      ISG Ltd. .......................................   South Africa               28(I)
      International Business Machines, S.A. ..........   Spain                     100(B)
      IBM Nordic Aktiebolag...........................   Sweden                    100
        IBM Danmark A/S...............................   Denmark                   100
        Oy International Business Machines AB.........   Finland                   100
        IBM Svenska Aktiebolag........................   Sweden                    100
      IBM International Centre for Asset Management
        A.G. .........................................   Switzerland               100
      IBM (Schweiz)--IBM (Suisse)-- IBM
        (Svizzera)--IBM (Switzerland).................   Switzerland               100
      IBM United Kingdom Holdings Ltd.................   United Kingdom            100

                                                   (Footnotes on following page)

(Footnotes for preceding page)

- ------------

 (A)  Remaining percentage owned by IBM World Trade Europe/Middle East/Africa Corporation.
 (B)  Minor percentage held by minority IBM shareholders, subject to repurchase option.
 (C)  IBM Eurocoordination, S.A. is owned approximately 14% each by subsidiaries located in
      France, Germany, Italy and the United Kingdom and approximately 4% each by subsidiaries located in Austria, Belgium, Denmark, Finland, Ireland, Netherlands, Norway, Portugal,
      Spain, Sweden and Switzerland and by four other minority shareholders.
 (D)  Minor percentage owned by IBM World Trade Corporation.
 (E)  Remaining percentage owned by IBM World Trade Asia Corporation.
 (F)  Minor percentage owned by IBM Americas/Far East Systems Corporation.
 (G)  IBM Nordic Aktiebolag (100% owned by IBM World Trade Europe/ Middle East/Africa
      Corporation) owns the remaining percentage.
 (H)  IBM World Trade Corporation owns 10% and IBM Beteiligungs GmbH owns 18%.
 (I)  IBM SEMEA S.p.A. holds an additional 24% of ISG Ltd.
 (J)  Owned jointly by nine IBM Europe/Middle East/Africa Corporation subsidiaries in Europe.
 (K)  IBM France and IBM Finland each own 16.6% and IBM Denmark and IBM Switzerland each own
      33.3% of IBM International Treasury Services Company.

                                                                     EXHIBIT III

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-77235, 2-77236, 33-5225, 33-29022, 33-33458 and 33-34406) and Form S-3 (No. 33-50537
and 33-54375) of International Business Machines Corporation of our report dated January 20, 1995 appearing on page 35 of the 1994 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 7 of this Form 10-K.




/s/ PRICE WATERHOUSE LLP



1177 Avenue of the Americas
New York, N.Y. 10036
March 28, 1995