Form 10-Q
period 1995-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1995-05-10
CIK 51143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               F O R M  1 0 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1995


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

      The registrant has 580,663,853 shares of common stock outstanding at March 31, 1995.

      Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section l3 or l5(d) of the Securities Ex-change Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X      NO
      ________      ________.

                                    INDEX
                                    _____

                                                                         Page
                                                                         ____

    Part I - Financial Information:

       Item 1.  Consolidated Financial Statements

          Consolidated Statement of Operations for the three months
            ended March 31, 1995 and 1994  . . . . . . . . . . . . .       1

          Consolidated Statement of Financial Position at
            March 31, 1995 and December 31, 1994 . . . . . . . . . .       2

          Consolidated Statement of Cash Flows for the three months
            ended March 31, 1995 and 1994. . . . . . . . . . . . . .       4

          Notes to Consolidated Financial Statements . . . . . . . .       5

       Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition  . .       5

    Part II - Other Information  . . . . . . . . . . . . . . . . . .      14

  ITEM 1.

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                 (UNAUDITED)

  (Dollars in millions except for per share amounts)        1995          1994
  Revenue:                                                _______       _______
     Hardware sales                                       $ 7,727       $ 6,268
     Software                                               2,873         2,583
     Services                                               2,445         1,836
     Maintenance                                            1,821         1,768
     Rentals and financing                                    869           918
                                                          _______       _______
  Total revenue                                            15,735        13,373

  Cost:
     Hardware sales                                         4,795         4,379
     Software                                               1,005         1,260
     Services                                               1,974         1,557
     Maintenance                                              900           871
     Rentals and financing                                    397           366
                                                          _______       _______
  Total cost                                                9,071         8,433
                                                          _______       _______
  Gross profit                                              6,664         4,940

  Operating expenses:
     Selling, general and administrative                    3,633         3,149
     Research, development and engineering                    913         1,100
                                                          _______       _______
  Total operating expenses                                  4,546         4,249
                                                          _______       _______
  Operating income                                          2,118           691
  Other income, principally interest                          246           408
  Interest expense                                            180           414
                                                          _______       _______
  Earnings before income taxes                              2,184           685
  Income tax provision                                        895           293
                                                          _______       _______
  Net earnings                                              1,289           392

  Preferred stock dividends and transaction costs              47            21
                                                          _______       _______
  Net earnings applicable to
     common shareholders                                  $ 1,242       $   371
                                                          =======       =======

  Net earnings per share of common stock                  $  2.12       $   .64

  Average number of common shares
     outstanding (millions)                                 585.2         582.1

  Cash dividends per common share                         $   .25       $   .25

  (The accompanying notes are an integral part of the financial statements.)

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (UNAUDITED)

                                    ASSETS

  (Dollars in millions)                              At March 31  At December 31
                                                         1995          1994
                                                     ___________  ______________
  Current assets:

   Cash                                              $  1,042        $  1,240

   Cash equivalents                                     8,030           6,682

   Marketable securities - at cost, which
     approximates market                                1,418           2,632

   Notes and accounts receivable - net
     of allowances                                     14,070          15,182

   Sales-type leases receivable                         6,693           6,351

   Inventories, at lower of average cost or market
     Finished goods                                       878           1,442
     Work in process                                    5,032           4,636
     Raw materials                                        301             256
                                                     ________        ________
   Total inventories                                    6,211           6,334

   Prepaid expenses and other current assets            3,567           2,917
                                                     ________        ________
  Total current assets                                 41,031          41,338
                                                     ________        ________

   Plant, rental machines and other property           45,604          44,820
      Less:  accumulated depreciation                  28,780          28,156
                                                     ________        ________
   Plant, rental machines and other property - net     16,824          16,664
                                                     ________        ________
   Investments and other assets:
      Software, less accumulated amortization
        (1995, $10,898; 1994, $10,793)                  2,782           2,963
      Investments and sundry assets                    20,243          20,126
                                                     ________        ________

   Total investments and other assets                  23,025          23,089
                                                     ________        ________
  Total Assets                                       $ 80,880        $ 81,091
                                                     ========        ========

  (The accompanying notes are an integral part of the financial statements.)

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  (Dollars in millions)                            At March 31    At December 31
                                                       1995            1994
                                                   ___________    _____________
  Current liabilities:

    Taxes                                          $   1,937         $  1,771

    Accounts payable and accruals                     15,847           17,885

    Short-term debt                                   10,106            9,570
                                                   _________         ________

  Total current liabilities                           27,890           29,226

    Long-term debt                                    12,519           12,548

    Other liabilities                                 14,381           14,023

    Deferred income taxes                              2,004            1,881
                                                   _________         ________
  Total liabilities                                   56,794           57,678

  Stockholders' equity:

      Preferred stock - par value $.01 per share         255            1,081
        Shares authorized - 150,000,000
        Shares issued: 1995 -  2,624,961
                       1994 - 11,145,000

      Common stock - par value $1.25 per share         7,276            7,342
        Shares authorized - 750,000,000
        Shares issued: 1995 - 582,925,033
                       1994 - 588,180,244

      Retained earnings                               12,976           12,352


      Translation and other adjustments                3,579            2,638
                                                   _________         ________

  Total stockholders' equity                          24,086           23,413
                                                   _________         ________
  Total liabilities and stockholders' equity       $  80,880         $ 81,091
                                                   =========         ========

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                  UNAUDITED)

  (Dollars in millions)                                       1995        1994
                                                            _______     _______
  Cash flow from operating activities:
    Net earnings                                            $ 1,289     $   392
    Adjustments to reconcile net earnings to cash provided from operating activities:

    Effect of restructuring charges                            (864)       (680)
    Depreciation                                              1,033       1,093
    Amortization of software                                    417         733
    Changes in operating assets and liabilities                 597         805
    Gain on disposition of investment assets                     (7)       (264)
                                                            _______     _______
     Net cash provided from operating activities              2,465       2,079
                                                            _______     _______

  Cash flow from investing activities:
    Payments for plant, rental machines
      and other property, net of proceeds                      (567)       (503)
    Investment in software                                     (236)       (293)
    Purchases of marketable securities and
      other investments                                        (399)       (472)
    Proceeds from marketable securities and
      other investments                                       1,574         972
    Proceeds from sale of Federal Systems Company                --       1,503
                                                            _______     _______
     Net cash provided from investing activities                372       1,207
                                                            _______     _______

  Cash flow from financing activities:
    Proceeds from new debt                                      929       1,808
    Payments to settle debt                                  (1,915)     (3,072)
    Short-term borrowings less
      than 90 days - net                                        572         398
    Preferrred stock transcations - net                        (826)         --
    Common stock transactions - net                            (627)         82
    Cash dividends paid                                        (152)       (159)
                                                            _______      _______
     Net cash used in financing activities                   (2,019)       (943)
                                                            _______     _______
  Effect of exchange rate changes
    on cash and cash equivalents                                332         (93)
                                                            _______     _______
  Net change in cash and cash equivalents                     1,150       2,250

  Cash and cash equivalents at January 1                      7,922       5,861
                                                            _______     _______
  Cash and cash equivalents at March 31                     $ 9,072     $ 8,111
                                                            =======     =======

  (The accompanying notes are an integral part of the financial statements.)

  Notes to Consolidated Financial Statements
  __________________________________________

  1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three month period have been made. In addition to the adjustments for normal recurring accruals, in the first quarter of 1994, the company recorded charges of $296 million for software writedowns, and an after-tax gain of $248 million for the sale of its Fed-eral Systems Company (FSC).

  2.     The company implemented Statement of Financial Accounting Standards
  (SFAS) 116, "Accounting for Contributions Received and Contributions Made," effective January 1, 1995. This standard requires that contrib-utions made, including unconditional promises to give, are recognized as expenses in the period, at their fair values. The implementation of this standard did not have a material effect on the company's financial posi-tion or results of operations.

  3. The translation and other adjustments line of Stockholders' Equity includes equity translation adjustments of $3,734 million at March 31, 1995, and $2,742 million at December 31, 1994.

  4. The Consolidated Statement of Financial Position at March 31, 1995 includes balances relative to restructuring programs in accounts payable and accruals of approximately $.4 billion, and $.9 billion in plant, rental machines and other property provided for capacity related actions. At December 31, 1994, the approximate restructuring balances were $1.3 billion in accounts payable and accruals, $.1 billion in other liabil-ities, and $.9 billion in plant, rental machines and other property. Al-though utilization of restructuring reserves in the first quarter of 1995 was slightly lower than anticipated, the company has determined that the restructuring reserve balances are adequate to cover committed restructur-ing actions and will be fully utilized prior to December 31, 1995.

  5. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the FSC sale and software writedowns recorded in the first quarter of 1994. This supplemental statement is shown in Exhibit 99 on page 16. This in-formation is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

  ITEM  2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ____________________________________
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ________________________________________________
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                  _________________________________________

       The company's first quarter results were strong as revenue, earnings, and earnings per share showed significant improvement over the first quar-ter of 1994. The overall gross profit margin rose to 42.4 percent and has remained stable for 10 straight quarters. The balance sheet continued to strengthen as the company completed the quarter with $10.5 billion in cash, despite spending $1.4 billion for common and preferred stock buybacks and approximately $.9 billion in restructuring costs. Although the first quarter results are encouraging, it's important to remember that the first quarter of last year was relatively weak, which makes this year's first quarter performance look especially strong. The results also benefited from the strength of some currencies versus the U.S. dollar. The company's hardware offerings remain under price and competitive pres-sure.

  Results of Operations
  _____________________

  (Dollars in millions)             Three Months Ended
                                         March 31
                                    __________________
                                      1995       1994
                                    ________   _______

  Revenue                           $ 15,735   $ 13,373
  Cost                                 9,071      8,433
                                    ________   ________
  Gross profit                      $  6,664   $  4,940
  Gross profit margin                   42.4%      36.9%
  Net earnings                      $  1,289   $    392

       The company recorded first quarter 1995 earnings of $1.3 billion or $2.12 per common share, compared with $.4 billion or $.64 per common share in the first quarter of 1994. The company's first quarter 1994 results included an after-tax gain of $248 million ($.43 per common share) from the sale of the Federal Systems Company and an after-tax writedown of $192 million ($.33 per common share) relating to a change in software amorti-zation periods. Excluding these items, the company's adjusted earnings per common share was $.54. Total revenue was $15.7 billion, an increase of 17.7 percent over the same period last year. The average number of common shares outstanding for the period was 585.2 million in 1995 versus
  582.1 million in 1994.

       Reported revenue grew in all geographic areas in the first quarter. Revenue from the United States totaled $6.1 billion, an increase of 15.8 percent from last year's first quarter. Revenue from Europe/Middle East/Africa was $5.4 billion, an increase of 15.8 percent over the compa-rable period of last year, while revenue from Asia-Pacific was $1.9 billion, an increase of 26.4 percent. Revenue from Latin America totaled $.7 billion, a year-over-year increase of 8.4 percent. Revenue from Canada was $.6 billion, an increase of 24.5 percent over first quarter 1994.

       Changes in currency exchange rates contributed approximately 6 per-centage points to the 17.7 percent revenue improvement over the first quarter of 1994, although the revenue gains were largely offset by corre-sponding increases in costs and expenses due to currency.

       IBM's overall gross profit margin was 42.4 percent in the first quar-ter compared with 36.9 percent in the first quarter of 1994, and 39.2 per-cent after adjusting for $296 million in software accounting charges.

       Total expenses declined 3.4 percent in the first quarter (7.9 percent on a constant currency basis). From year-end 1992 through March 31, 1995, expenses have been reduced by a cumulative $6.5 billion toward the compa-ny's $8 billion expense reduction goal.

  ___________________________________

  Hardware Sales
  ______________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1995       1994
                                      _______    _______

  Total revenue                       $ 7,727    $ 6,268
  Total cost                            4,795      4,379
                                      ________   _______
  Gross profit                        $ 2,932    $ 1,889
  Gross profit margin                    37.9%      30.1%

       Revenue from hardware sales increased 23.3 percent from the compara-ble period of 1994, with about a 6 percentage point benefit from currency in 1995.

       System/390* revenue growth was particularly strong in the quarter and demand for this product line remains strong. AS/400* revenue also experi-enced significant growth in the first quarter and RISC System/6000* pro-ducts had double-digit revenue growth over first quarter 1994 levels. Personal computers increased revenue year over year and were particularly strong in Asia-Pacific and Latin America, while improving in the U.S. and weakening in Europe.

       The company's storage products revenue had solid growth year over year driven by high-end shipments of its RAMAC product. Original Equip-ment Manufacturer (OEM) products continued strong growth in all areas com-pared to first quarter 1994.

       Hardware sales gross profit dollars increased 55.2 percent when com-pared to first quarter 1994. The increase was driven by cost improvements as a result of prior restructuring actions and increased revenue growth in all key product areas. Although margins increased, they continue to be affected by competitive pricing pressures on high-end products and per-sonal computers.

  Software
  ________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1995       1994
                                      _______    _______

  Total revenue                       $ 2,873    $ 2,583
  Total cost                            1,005      1,260
                                      _______    _______
  Gross profit                        $ 1,868    $ 1,323
  Gross profit margin                    65.0%     51.2%

       Revenue from software increased 11.2 percent from the first quarter of 1994, with about a 6 percentage point benefit from currency. The in-crease was primarily driven by higher one-time-charge revenue in distrib-uted software associated with the strong AS/400 shipments in the quarter, and strong sales of desktop software.

  ___________________________________

       Software gross profit dollars increased 41.2 percent from the first quarter of 1994. The first quarter 1994 gross profit and gross profit margin was affected by the accounting charges relating to the change in software amortization periods. Excluding the effects of this change, 1995 gross profit dollars would have increased 15.4 percent and gross profit margin would have increased 2.3 points over 1994 first quar-ter levels.

  Services Other Than Maintenance
  _______________________________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1995       1994
                                      _______    _______

  Total revenue                       $ 2,445    $ 1,836
  Total cost                            1,974      1,557
                                      _______    _______
  Gross profit                        $   471    $   279
  Gross profit margin                    19.3%      15.2%

       Services revenue increased 33.2 percent, or about 27 percent at constant currency, when compared to the first quarter of 1994. The increase was primarily driven by strong growth in managed operations for both systems and networking activity. Services gross profit dollars increased 68.8 percent over the first quarter of 1994.

  Maintenance
  ___________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1995       1994
                                      _______    _______

  Total revenue                       $ 1,821    $ 1,768
  Total cost                              900        871
                                      _______    _______
  Gross profit                        $   921    $   897
  Gross profit margin                    50.6%      50.7%

       Maintenance revenue increased 3.0 percent from the first quarter of 1994 and was benefited by about 5 percentage points from currency. The gross profit dollars were essentially flat when compared to the first quarter of 1994.

  ___________________________________

  Rentals and Financing
  _____________________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1994       1995
                                      _______    _______

  Total revenue                       $   869    $   918
  Total cost                              397        366
                                      _______    _______
  Gross profit                        $   472    $   552
  Gross profit margin                    54.3%      60.1%

       Rentals and financing revenue decreased 5.3 percent from the compara-ble period of 1994, and had a benefit of about 4 percentage points due to currency. This rate of decline shows an improvement over last year as new financing originations were up substantially in the first quarter of 1995. Gross profit dollars decreased 14.5 percent from the first quarter of 1994, due primarily to declining margins in rentals which reflects pricing pressures on the high-end products in recent years.

  Expenses
  ________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1995       1994
                                      _______    _______

  Selling, general and
     administrative                   $ 3,633    $ 3,149
  Percentage of revenue                  23.1%      23.5%
                                      ________   _______
  Research, development and
     engineering                      $    913   $ 1,100
  Percentage of revenue                    5.8%      8.2%

       Selling, general and administrative expense increased 15.4 percent from first quarter 1994. The first quarter 1994 results included the $382 million gain from the sale of FSC. Excluding this gain and the effects of currency (approximately $200M), selling, general and administrative ex-pense would have decreased by about $100M. Research, development and en-gineering expense, which is performed primarily in the United States, decreased 17 percent from the first quarter of 1994. These decreases re-flect the company's focus on productivity and expense controls.

       Other income, principally interest, and interest expense decreased from 1994 first quarter levels due primarily to the switch to the REAL currency in Brazil in July 1994. This change lowered the company's inter-est income and interest expense, as well as the exchange gains and losses associated with the local currency cash deposits and borrowings, which are a component of selling, general and administrative expense.

  ___________________________________

       The company's interest expense, in addition to the effect of the new Brazilian monetary policy, also declined year over year due to the re-duction of both "core" debt and debt to support the company's worldwide customer financing operations.

       Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $389 million for the first quarter of 1995. Of this amount, $4 million was capitalized.

       The effective tax rate for the three months of 1995 was 41.0 percent versus 42.8 percent for the same period in 1994. This decrease was due to a number of factors, including the mix of earnings and weighting of tax rates on a country-by-country basis.

  Financial Condition
  ___________________

       The company's financial condition continued to strengthen during the first quarter of 1995. The total of cash, cash equivalents, and marketable securities at March 31, 1995 was virtually flat from year-end levels of $10.5 billion, despite spending $1.4 billion in common and pre-ferred stock buybacks and $.9 billion in restructuring costs.

  Working Capital
  _______________

  (Dollars in millions)             At March 31     At December 31
                                       1995             1994
                                    ____________    ______________

  Current assets                      $ 41,031         $ 41,338
  Current liabilities                   27,890           29,226
                                      ________         ________
     Working capital                  $ 13,141         $ 12,112

       Working capital at March 31, 1995 was $13.1 billion compared to $12.1 billion at December 31, 1994. Total current assets declined $.3 billion from year-end 1994 with decreases in accounts receivable of $.8 billion and $.1 billion in inventories, offset by an increase in prepaid expenses of $.6 billion. The decrease in accounts receivable largely results from the normally lower volumes associated with the first quarter. The decline in inventories reflects the company's continuing efforts to improve man-agement of inventories, particularly personal computer inventories. The increase in prepaid expenses results primarily from the normal increase in deferred account activity from year-end levels.

       Current liabilities declined $1.3 billion from December 31, 1994, due to a decrease in accounts payable and accruals of $2.0 billion, offset by increases in taxes of $.2 billion and short-term debt of $.5 billion. The decrease in accounts payable and accruals relates to the normal seasonal decline in accounts payable from their year-end levels, as well as lower restructuring accrual balances resulting from implementation of the compa-ny's restructuring programs. Most of the increase in taxes and short-term debt results from the impact of currency fluctuation on these balances from December 31, 1994.

  _________________________________

  Investments
  ___________

       The company's capital expenditures for plant, rental machines and other property were approximately $.8 billion for the first quarters of both 1995 and 1994.

       In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.2 billion of software costs during the first quarter of 1995, down $.1 billion from the comparable 1994 period. Amortization of capitalized software costs amounted to $.4 billion in the first quarter of 1995 and $.7 billion for the comparable 1994 period (including $.3 billion in accelerated amorti-zation resulting from the software amortization change implemented in the first quarter of 1994).

  Long Term Liabilities and Stockholders' Equity
  ______________________________________________

       Long-term debt was $12.5 billion at March 31, 1995, remaining virtu-ally flat from year-end 1994. Other non-current liabilities at $14.4 billion increased $.4 billion from December 31, 1994, principally the re-sult of the currency impact of a weaker U.S. dollar versus the majority of worldwide currencies.

       Stockholders' equity increased from $23.4 billion at December 31, 1994 to $24.1 billion at March 31, 1995, as a result of increases in net retained earnings of $.6 billion, and equity translation adjustments of $1.0 billion due to the majority of worldwide currencies strengthening versus the U.S. dollar during the period. Preferred and common stock is-sued declined $.9 billion due to implementation of the stock buyback pro-grams announced in in January of 1995.

  Cash Flow
  _________

  (Dollars in millions)                     Three Months Ended
                                                 March 31
                                            __________________
                                              1995       1994
                                            _______    _______

  Net cash provided from (used in):
     Operating activities                   $ 2,465    $ 2,079
     Investing activities                       372      1,207
     Financing activities                    (2,019)      (943)

  Effect of exchange rate changes
     on cash and cash equivalents               332        (93)
                                            _______    _______

  Net change in cash and cash equivalents   $ 1,150    $ 2,250
                                            _______    _______

  _________________________________

       For the three months ended March 31, 1995, the company had an overall net increase in cash and cash equivalents of $1.2 billion compared to a net increase of $2.3 billion for the same period in 1994.

       Net cash provided from operating activities was $2.5 billion for the first three months of 1995, versus $2.1 billion in the comparable 1994 pe-riod. The period-to-period improvement in cash flow from operations is mainly driven by the improvement in net earnings and lower accounts receivable balances, offset by a decrease in liabilities resulting from implementation of the company's restructuring plans.

       Net cash provided from investing activities was $.4 billion for the first three months of 1995, compared to a net source of funds in the amount of $1.2 billion in the same period of 1994. The decreased cash flow from investing activities compared to the 1994 period is attributable to the proceeds derived from the sale of FSC in March 1994, partially off-set by significant cash inflows during the first quarter of 1995 from the sale of marketable securities.

       Net cash used in financing activities amounted to $2.0 billion for the three months ended March 31, 1995, an increase of $1.0 billion from the comparable 1994 period, principally the result of the company's buyback of preferred and common stock on the open market.

  Liquidity
  _________

       During the first quarter of 1995, the company received total cash proceeds of approximately $1.1 billion from the sale and securitization of receivables, primarily trade. At March 31, 1995, the company had a net balance of $1.4 billion in assets under management from the securitization of lease and trade receivables, a decline of $.4 billion from December 31, 1994.

       On January 11, 1995 the company commenced a tender offer to purchase for cash any and all of the Series A 7 1/2 percent preferred stock repres-ented by 44.6 million outstanding depositary shares for a price of $25.00 net per depositary share. Under this offer, depositary shares tendered and purchased by the company were not entitled to the regular quarterly dividend, or any accrued dividends for the first quarter of 1995. This offer and withdrawal rights expired on February 8, 1995. Through February 8, 1995, the company purchased 34.1 million depositary shares under this offer.

       On February 28, 1995, the company's Board of Directors authorized IBM to repurchase any of its remaining 10.5 million outstanding Series A 7 1/2 percent preferred stock depositary shares from time to time in the open market and in private transactions, depending on market conditions.

  _________________________________

       On January 31, 1995, the Board of Directors authorized the company to repurchase up to $2.5 billion of IBM common shares on the open market. The company plans to purchase the shares from time to time, depending on market conditions. Through March 31, 1995, the company repurchased ap-proximately 6.9 million shares of IBM common stock for approximately $540 million under this program.

       On March 15, 1995, the company announced it will call on May 1, 1995 all of the outstanding 9 percent notes due May 1998, at a redemption price of 100 percent of the principal amount. IBM issued $500 million of these notes in May 1988. Payment of the call price for the 9 percent notes, to-gether with accrued interest thereon from the last interest payment on No-vember 1, 1994, will be made on or after May 1, 1995.

                         Part II - Other Information
                         ___________________________

     Item 6(a). Exhibits
     ___________________

     Exhibit Number
     ______________

           11     Statement re: computation of per share earnings.
           99     Supplemental Consolidated Statement of Operations schedule.


     Item 6(b). Reports on Form 8-K


           No reports on Form 8-K were filed during the first quarter of 1995.


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


                     International Business Machines Corporation
                     ___________________________________________
                                     (Registrant)


       Date:  May 9, 1995


       By:


                                    J. B. York
                  _________________________________________________
                                    J. B. York
                  Senior Vice President and Chief Financial Officer


       * S/390, AS/400 and RISC System/6000 are trademarks of the International Business Machines Corporation.