Form 10-Q
period 1995-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1995-08-03
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                F O R M 1 0 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      FOR THE QUARTER ENDED JUNE 30, 1995


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


  The registrant has 568,723,203 shares of common stock outstanding at June 30, 1995.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO
    ______       ______.

                                     INDEX
                                     _____
                                                                       Page
                                                                       ____


Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement  of Operations for the three and six
        months  ended  June  30,  1995 and 1994 ................       1

      Consolidated Statement of Financial Position at
        June 30,1995 and December 31, 1994 .....................       2

      Consolidated Statement of Cash Flows for the six months
        ended June 30, 1995 and 1994 ...........................       4

      Notes to Consolidated Financial Statements ...............       5

   Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition .....       6

Part II - Other Information ....................................       14

  ITEM 1. INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY
                 COMPANIES CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


(Dollars in millions)                    Three Months Ended   Six Months Ended
                                              June 30              June 30
                                         ___________________  __________________
                                            1995    1994        1995    1994
Revenue:                                 __________  _______  ________   _______

  Hardware sales                            $ 8,659  $ 7,695    $16,386  $13,963
  Software                                    3,072    2,726      5,945    5,309
  Services                                    3,041    2,293      5,486    4,128
  Maintenance                                 1,877    1,796      3,698    3,564
  Rentals and financing                         882      841      1,751    1,760
                                            _______  _______    _______  _______
Total revenue                                17,531   15,351     33,266   28,724

Cost:
  Hardware sales                              5,190    5,137      9,985    9,517
  Software                                    1,066    1,021      2,071    2,281
  Services                                    2,386    1,844      4,360    3,400
  Maintenance                                   868      904      1,768    1,775
  Rentals and financing                         390      341        787      707
                                            _______  _______    _______  _______
Total cost                                    9,900    9,247     18,971   17,680
                                            _______  _______    _______  _______

Gross profit                                  7,631    6,104     14,295   11,044
Operating expenses:
  Selling, general and
    administrative                            3,883    3,935      7,516    7,084
  Research, development and
    engineering                                 974    1,091      1,887    2,192
                                            _______  _______    _______  _______
 Total operating expenses                     4,857    5,026      9,403    9,276

Operating income                              2,774    1,078      4,892    1,768
Other income, principally interest              238      479        484      887
Interest expense                                188      364        368      777
                                            _______  _______    _______  _______
Earnings before income taxes                  2,824    1,193      5,008    1,878
Income tax provision                          1,108      504      2,003      798
                                            _______  _______    _______  _______
Net earnings                                  1,716      689      3,005    1,080

Preferred stock dividends and
  transaction costs                               5       21         52       42
                                            _______  _______    _______  _______
Net earnings applicable to
 common shareholders                        $ 1,711  $   668    $ 2,953  $ 1,038
                                            =======  =======    =======  =======
Net earning per share of
  common stock                              $  2.97  $  1.14    $  5.09  $  1.78

Average number of common
  shares outstanding (millions)               575.4    584.0      580.3    583.1

Cash dividends per common share             $   .25  $   .25    $   .50  $   .50

(The accompanying notes are an integral part of the financial statements.)

           INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY
             COMPANIES CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                     ASSETS

                                                            At June 30  At December 31
(Dollars in millions)                                          1995          1994
                                                            __________  ______________
Current assets:

  Cash                                                      $ 1,300      $ 1,240

  Cash equivalents                                            8,593        6,682

  Marketable securities  - at cost, which
    approximates market                                         636        2,632

  Notes and accounts receivable -
    net of allowances                                        14,790       15,182

  Sales-type leases receivable                                6,321        6,351

  Inventories, at lower of average cost or market
    Finished goods                                              629        1,442
     Work in process                                          5,115        4,636
     Raw materials                                              418          256
                                                            _______      _______
Total inventories                                             6,162        6,334

Prepaid  expenses and other current assets                    3,899        2,917
                                                            _______      _______
Total current assets                                         41,701       41,338


Plant, rental machines and other property                    45,605       44,820
  Less:  Accumulated depreciation                            28,761        2,156

                                                            _______      _______
Plant, rental machines and other property - net              16,844       16,664

Investments and  other assets:
  Software, less accumulated
    amortization (1995, $10,808; 1994, $10,793)               2,654        2,963
  Investments and  sundry assets                             20,402       20,126
                                                            _______      _______

Total investments  and other assets                          23,056       23,089
                                                            _______      _______


Total assets                                                $81,601      $81,091
                                                            =======      =======

(The accompanying notes are an integral part of the financial statements.)

           INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY
      COMPANIES CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     At June 30     At December 31
(Dollars in millions)                                    1995            1994
                                                     ____________   ______________
Current liabilities:

  Taxes                                              $      2,085   $      1,771

  Accounts payable and accruals                            15,166         17,885

  Short-term debt                                          11,278          9,570
                                                     ____________   ____________

Total current liabilities                                  28,529         29,226

Long-term debt                                             11,749         12,548

Other liabilities                                          14,330         14,023

Deferred income taxes                                       2,147          1,881
                                                     ____________   ____________

Total liabilities                                          56,755         57,678

Stockholders' equity:

  Preferred stock - par value $.01 per share                  253          1,081
    Shares authorized:     150,000,000
    Shares issued: 1995 -    2,610,711
                   1994 -   11,145,000

  Common stock- par value  $1.25 per share                  7,195          7,342
    Shares authorized:     750,000,000
    Shares issued: 1995 -  570,193,873
                   1994 -  588,180,244

  Retained earnings                                        13,478         12,352

  Translation and other adjustments                         3,920          2,638
                                                     ____________   ____________
Total stockholders' equity                                 24,846         23,413
                                                     ____________   ____________
Total liabilities and shareholders' equity           $     81,601   $     81,091
                                                     ============   ============

                                     - 3 -

           INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX
                       MONTHS ENDED JUNE 30: (UNAUDITED)

(Dollars in millions)                                   1995      1994*
                                                      ________   _______
Cash  flow from operating activities:
  Net earnings                                         $ 3,005   $ 1,080
  Adjustments to reconcile net earnings to cash provided from operating activities:

  Effect of restructuring charges                       (1,381)   (1,449)
  Depreciation                                           1,960     2,146
  Amortization of software                                 792     1,189
  Changes in operating assets and liabilities              334     1,918
  Gain on disposition of investment assets                 (68)     (373)
                                                       _______   _______
    Net cash provided from operating activities          4,642     4,511
                                                       _______   _______

Cash  flow  from  investing  activities:
  Payments for plant, rental machines
    and other property, net of proceeds                 (1,202)     (812)
  Investment in software                                  (482)     (635)
  Purchases of marketable securities and
    other investments                                     (786)   (1,496)
  Proceeds from marketable securities and
    other investment                                     2,561     1,620
Proceeds from sale of Federal Systems Company               --     1,503
                                                       _______   _______
Net cash provided from investing activities                 91       180
                                                       _______   _______

Cash flow from financing activities:
  Proceeds from new debt                                 2,845     3,554
  Payments to settle debt                               (4,515)   (5,943)
  Short-term borrowings less
    than 90 days - net                                   1,460      (456)
  Preferred stock transactions  - net                     (854)       --
  Common stock transactions - net                       (1,829)      168
  Cash dividends paid                                     (301)     (327)
                                                       _______   _______
    Net cash (used in) provided from financing
     activities                                         (3,194)   (3,004)
                                                       _______   _______

Effect of exchange rate changes
  on cash and cash equivalents                             432      (167)
                                                       _______   _______
Net change in cash and cash equivalents                  1,971     1,520

Cash and cash equivalents at January 1                   7,922     5,861
                                                       _______   _______
Cash and cash equivalents at June 30                   $ 9,893   $ 7,381
                                                       =======   =======

* Reclassified to conform with 1995 presentation.
(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements
- ------------------------------------------


1. In the opinion of management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three and six month periods have been made. In the first quarter of 1994, in addition to the adjustments for normal recurring accruals, the company recorded charges of $296 million for software writedowns and an after-tax gain of $248 million for the sale of its Federal Systems Company
(FSC).

2. The translation and other adjustments line of stockholders' equity includes equity translation adjustments of $3,959 million at June 30, 1995, and $2,672 million at December 31, 1994.

3. The Consolidated Statement of Financial Position at June 30, 1995 includes balances relative to restructuring programs in Accounts payable and accruals of approximately $.3 billion, and $.6 billion in Plant, rental machines and other property. At December 31, 1994, the approximate restructuring balances were $1.3 billion in Accounts payable and accruals, $.1 billion in Other liabilities, and $.9 billion in Plant, rental machines and other property. Although utilization of restructuring reserves in the first half of 1995 was slightly lower than anticipated, the company has determined that the restructuring reserve balances are adequate to cover committed restructuring actions and will be fully utilized prior to December 31, 1995.

4. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the FSC sale and software writedowns recorded in the first quarter of 1994. The supplemental statement is shown in exhibit 99 on page 21. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

5. Subsequent Event: On July 5, 1995, the company announced that it successfully completed its tender offer to acquire the common stock of Lotus Development Corporation at $64 per share. Please refer to pages 16 and 17 (Item 5) for additional information regarding this acquisition. The financial results reported for the six months of 1995, do not reflect any impacts of this acquisition.

6. Subsequent Event: On July 25, 1995, the IBM Board of Directors authorized the company to purchase up to an additional $2.5 billion of IBM common stock. The company plans to purchase the shares on the open market from time to time, depending on market conditions. On January 31, 1995, the IBM Board of Directors authorized the company to repurchase up to $2.5 billion of IBM common shares. As of July 21, 1995, the company had repurchased $2.1 billion of the company's common stock under the January authorization.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ------------------------------------------------
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995
                ------------------------------------------------

    The company's second quarter results were strong as revenue, earnings, and earnings per share showed significant improvement over the second quarter of 1994. The overall gross profit margin strengthened to 43.5 percent and the balance sheet remained strong. Cash balances held at first quarter levels of $10.5 billion after $1.4 billion of stock repurchases and $500 million in cash restructuring costs. Although the second quarter results are encouraging, the company's business improved each quarter last year, which will make year-over-year financial comparisons more difficult in the second half of 1995. Also, demand is slowing for some offerings and price pressures are increasing in the United States and a number of key European countries remain sluggish.

Results of Operations
- ---------------------

(Dollars in millions)          Three Months Ended        Six Months Ended
                                    June 30                  June 30
                               __________________        ________________
                                 1995       1994           1995      1994
                               ________   _______        ________  ______


Revenue                        $17,531      $15,351      $33,266      $28,724
Cost                             9,900        9,247       18,971       17,680
                               _______      _______      _______      _______
Gross profit                   $ 7,631      $ 6,104      $14,295      $11,044
Gross profit margin               43.5%        39.8%        43.0%        38.4%
Net earnings                   $ 1,716      $   689      $ 3,005      $ 1,080

     The company recorded second quarter 1995 earnings of $2.97 per common share, compared with $1.14 per common share, in the second quarter of last year. Total revenue increased 14.2 percent over the same period of 1994 to $17.5 billion. The average number of common shares outstanding for the period was
575.4 million in 1995 versus 584.0 million in 1994.

     Net earnings for the six months ended June 30, 1995, were $5.09 per common share, compared with earnings of $1.78 per common share in the first six months of 1994. The company's first quarter 1994 results include an after-tax gain of $248 million ($.43 per common share) from the sale of the FSC and an after tax writedown of $192 million ($.33 per common share) relating to a change in software amortization periods. Excluding these items, the company's adjusted earnings per common share was $1.68 for the first six months of 1994. Total revenue for the six months ended June 30, 1995 were up 15.8 percent from the prior year. The average number of common shares outstanding for the period was
580.3 million in 1995 versus 583.1 million in 1994.

     Reported revenue grew in all geographic areas in the second quarter when compared with last year's second quarter. Revenue from the United States totaled $6.4 billion, an increase of 8.4 percent from the same period of last year. Revenue from Europe/Middle East/Africa totaled $6.1 billion, up 11.5 percent year-over-year, while Asia-Pacific revenue was $3.6 billion, an increase of 30.9 percent. Revenue from Latin America was $742 million, up 19.7 percent, while revenue from Canada grew 13.6 percent to $659 million when compared with the same period of 1994.

     Currency had about a 7 percent point favorable impact on the company's revenue results in the second quarter. Excluding the effects of currency, sales growth in the United States, Canada, Latin America, and Asia-Pacific ranged from satisfactory to strong, while results in Europe were disappointing.

     Total expenses fell $104 million in the second quarter from the comparable period of 1994.

Hardware Sales
- --------------

(Dollars in millions)          Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               ___________________       ___________________
                                 1995         1994         1995        1994
                               _______      _______      _______      _______

Total revenue                  $ 8,659      $ 7,695      $16,386      $13,963
Total cost                       5,190        5,137        9,985        9,517
                               _______      _______      _______      _______
Gross profit                   $ 3,469      $ 2,558      $ 6,401      $ 4,446
Gross profit margin               40.1%        33.2%        39.1%        31.8%


     Revenue from hardware sales for the second quarter and first six months of 1995 increased 12.5 percent and 17.4 percent, respectively, over comparable periods in 1994. The second quarter and first six-months revenue had a benefit of about 7 points and 6 points, respectively, from currency in 1995.

     The hardware sales revenue increase was driven by continued strong growth in AS/400* and RISC/6000* products on both a second-quarter and six-month basis when compared to the same periods in 1994.

     Personal computers revenue increased year-over-year for both the second quarter and first six months of 1995 and were particularly strong in Asia-Pacific and Latin America, while weak in Europe.

    Storage products had good revenue growth, when compared to 1994 second-quarter and six-months results, driven by high-end shipments of RAMAC product. Original Equipment Manufacturer (OEM) products continued to show growth in both the second-quarter and first six-months results when compared to the same periods of 1994.

- ----------------------------------

    System/390* revenue declined in the second quarter of 1995 but showed an increase for the first six months of 1995, when compared to the same periods of the prior year. Although second quarter revenue decreased from the same period last year due to price reductions, mainframe demand remained strong, as measured in MIPS (millions of instructions per second).

    Hardware sales gross profit dollars for the second quarter and first six months of 1995, increased 35.6 percent and 44.0 percent, respectively, over comparable periods in 1994. The increases were driven by cost improvements as a result of prior restructuring actions, reengineering activities, and increased revenue growth in key product areas. Although margins increased, they continue to be affected by competitive pricing pressures on high-end products and personal computers.

Software

(Dollars in millions)       Three Months Ended      Six Months Ended
                                June 30               June 30
                            ___________________   ___________________
                              1995       1994       1995      1994
                            ________   ________   ________   ________

Total revenue                $3,072     $2,726     $5,945     $5,309
Total  cost                   1,066      1,021      2,071      2,281
                             ______     ______      _____      _____
Gross profit                 $2,006     $1,705     $3,874     $3,028
Gross profit margin            65.3%      62.5%     65.2%       57.0%


     Revenue from software for the second quarter and first six months of 1995, increased 12.7 percent and 12.0 percent, respectively, over comparable periods in 1994. The second-quarter and first-six months results had a benefit of about 8 points and 7 points, respectively, from currency in 1995. These increases were primarily driven by higher one-time-charge revenue in distributed software associated with strong AS/400 shipments and strong sales of desktop software during 1995.

     Software gross profit dollars for the second quarter and six months of 1995 increased 17.7 percent and 28.1 percent, respectively, versus the same periods in 1994. The 1994 six-month gross profit dollars and margin were affected by the accounting charges relating to the change in software amortization periods implemented in the first quarter of 1994. Excluding the effects of this change, 1995 gross profit dollars would have increased 16.5 percent and the gross profit margin would have increased 2.6 points from the first six months of 1994.

- ----------------------------------

Services Other Than Maintenance
- -------------------------------

(Dollars in millions)           Three Months Ended      Six Months Ended
                                      June 30               June 30
                               ___________________     ___________________
                                 1995       1994         1995        1994
                                ______    ______         ______      ______
Total revenue                   $3,041    $2,293         $5,486      $4,128
Total cost                       2,386     1,844          4,360       3,400
                                ______    ______         ______      ______
Gross  profit                   $  655    $  449         $1,126      $  728
Gross profit  margin              21.5%     19.6%          20.5%       17.6%


     Services revenue increased 32.6 percent and 32.9 percent, respectively, in the second quarter and first six months of 1995, when compared to the same period of last year. Services revenue benefited by about 9 points and 8 points, respectively, from currency in the second quarter and first six months of 1995. The revenue increases were primarily driven by continued growth in managed operations for both system and networking activity.

     Services gross profit dollars increased in the second quarter and first six months of 1995, 45.9 percent and 54.7 percent, respectively, when compared to year-ago periods.

Maintenance
- -----------

 (Dollars in millions)     Three Months Ended    Six Months Ended
                               June 30                 June 30
                           __________________    __________________
                            1995       1994       1995       1994
                           ______     ______     ______     ______
Total revenue              $1,877     $1,796     $3,698     $3,564
Total cost                    868        904      1,768      1,775

                           ______     ______     ______    _______
Gross  profit              $1,009     $  892     $1,930     $1,789
Gross profit margin          53.8%      49.7%      52.2%      50.2%

     Maintenance revenue for the second quarter and first six months of 1995 increased 4.5 percent and 3.8 percent, respectively, over comparable periods in 1994. The second-quarter and six-months revenue had a benefit of about 8 points and 7 points, respectively, from currency in 1995. Maintenance revenue continues to be affected by the competitive environment and resulting pricing pressures on maintenance offerings. Maintenance gross profit dollars increased 13.1 percent and 7.9 percent, respectively, in the second quarter and first six months of 1995, when compared to the same periods of 1994.

- -----------------------------------
Rentals and financing
- ---------------------

(Dollars in millions)             Three Months Ended         Six Months Ended
                                    June 30                     June 30
                                 ___________________       __________________
                                   1995       1994          1995        1994
                                 _______    _______      ________    ________
Total revenue                    $   882    $   841      $  1,751    $  1,760
Total cost                           390        341           787         707
                                 _______    _______      ________    ________
Gross profit                     $   492    $   500      $    964    $  1,053
Gross profit margin                 55.7%      59.4%         55.0%       59.8%

    Rentals and financing revenue increased in the second quarter 4.9 percent and decreased .5 percent for the first six months of 1995, when compared to the same periods of 1994. The second quarter and six months revenue had a benefit of about 5 points and 6 points, respectively, from currency in 1995. The 1995 results reflect a substantial increase in new financing originations versus 1994.

    Rentals and financing gross profit dollars declined 1.6 percent and 8.5 percent, respectively, for the second quarter and first six month's of 1995, when compared to the same periods of the prior year. These decreases are a reflection of declining prices on high-end products and the rental business over the past few years and to changing country mix.


Expenses
- --------

(Dollars in millions)                 Three Months Ended     Six Months Ended
                                        June 30                   June 30
                                    ___________________   _____________________
                                      1995        1994        1995       1994
                                     ________   ________     ________   _______

Selling, general and
  administrative                      $ 3,883    $ 3,935     $ 7,516    $ 7,084
Percentage of revenue                    22.2%      25.6%       22.6%      24.7%

Research, development and
  engineering                         $   974    $ 1,091     $ 1,887    $ 2,192
Percentage of revenue                     5.6%       7.1%        5.7%       7.6%

    Selling, general and administrative expense decreased 1.3 percent in the second quarter of 1995, and increased 6.1 percent for the first six months of 1995, when compared to the same periods in 1994. Excluding the effects of currency, the second quarter results would have shown a decrease of about 7 percent from 1994 levels. The first six-months results of 1994 included the $382 million gain from the sale of FSC. Excluding this gain and the effects of currency (about $400 million), selling, general and administrative expense would have decreased by about 5.4 percent.

    Research, development and engineering expense, which is primarily performed in the United States, decreased 10.7 percent and 13.9 percent, respectively for the second quarter and first six months of 1995, when compared to the same periods of 1994. These decreases reflect the company's focus on productivity and expense controls.

- ----------------------------------


     Other income, principally interest and interest expense decreased from 1994 second quarter and first six month levels due primarily to the switch to the REAL currency in Brazil in July, 1994. This change reduced the company's interest income and interest expense, as well as the exchange gains and losses associated with the local currency cash deposits and borrowings, which are a component of selling, general and administrative expense.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $413 million and $802 million for the second quarter and first six months of 1995, respectively. Of these amounts, $6 million for the second quarter and $10 million for the first six months were capitalized.

    The effective tax rate for the quarter ended June 30, 1995, was 39.2 percent, versus 42.3 percent for the same period in 1994. The decrease is primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

     The effective tax rate for the first six months of 1995 was 40.0 percent, versus a 42.5 percent for the same period in 1994. The change is a result of the same factors that impacted the second quarter effective tax rate.

Financial Condition
- -------------------

    The company's financial condition continued to strengthen during the first half of 1995. The total of cash, cash equivalents, and marketable securities at June 30, 1995 was virtually flat from year-end levels of $10.5 billion, despite spending $2.7 billion for common and preferred stock buybacks and $1.4 billion in restructuring costs.

Working Capital
- ---------------

(Dollars in millions)            At June 30        At December 31
                                    1995               1994
                                 __________        ______________

Current assets                     $ 41,701          $ 41,338
Current liabilities                  28,529            29,226
                                  _________          ________
Working capital                    $ 13,172          $ 12,112

     Total current assets increased $.4 billion from year-end 1994 with an increase in prepaid expenses of $1.0 billion, offset by decreases in accounts receivable of $.4 billion and $.2 billion in inventories. The increase in prepaid expenses results primarily from the seasonal increase in deferred account and prepaid activity from year-end levels. The decrease in accounts receivable largely results from continued improvement in accounts receivable collections worldwide. The decline in inventories reflects the company's continuing efforts to improve management of inventories, particularly personal computer inventories.

- ---------------------------------

     Current liabilities declined $.7 billion from December 31, 1994, due to a decrease in accounts payable and accruals of $2.7 billion, offset by increases in taxes of $.3 billion and short-term debt of $1.7 billion. The decrease in accounts payable and accruals relates to the normal seasonal decline in accounts payable from their year-end levels, as well as lower restructuring accrual balances resulting from implementation of the company's restructuring programs. The increase in taxes payable results from the improvement in earnings, as well as the impact of currency fluctuations on these balances from December 31, 1994. The increase in short-term debt is attributable to the reclassification of long-term debt current maturities to short-term, as well as the effect of currency on these balances.

Investments
- -----------

     The company's capital expenditures for plant, rental machines and other property were approximately $1.7 billion for the first half of 1995, an increase of $.5 billion from the comparable 1994 period.

     In addition to software development expense included in research, development and engineering expense, the company capitalized $.5 billion of software costs during the first half of 1995, down $.1 billion from the comparable 1994 period. Amortization of capitalized software costs amounted to $.8 billion in the first half of 1995 and $1.1 billion for the comparable 1994 period (including $.3 billion in accelerated amortization resulting from the software amortization change implemented in the first quarter of 1994).

Long-Term Debt and Equity
- -------------------------

     Long-term debt was $11.7 billion at June 30, 1995, a decrease of $.8 billion from year-end 1994. Other non-current liabilities at $14.3 billion increased $.3 billion from December 31, 1994, principally the result of the currency impact of a weaker U.S. dollar versus the majority of worldwide currencies.

     Stockholders' equity increased from $23.4 billion at December 31, 1994 to $24.8 billion as a result of increases in net retained earnings of $1.1 billion, and equity translation adjustments of $1.3 billion due to the majority of worldwide currencies strengthening versus the U.S. dollar during the period. Preferred and common stock balances declined $1.0 billion due to implementation of the stock buyback programs announced in January of 1995.

- ---------------------------------

Cash Flow
- ----------

(Dollars in millions)
                                                          Six Months Ended
                                                              June 30
                                                        _________________
                                                         1995        1994
                                                       _______     _______
 Net cash provide from (used in):
     Operating  activities                             $ 4,642     $ 4,511
     Investment activities                                  91         180
     Financing activities                               (3,194)     (3,004)

 Effect of exchange rate changes
     on cash and cash equivalents                          432        (167)
                                                       _______     _______

     Net change in cash and cash equivalents           $ 1,971     $ 1,520

     For the six months ended June 30, 1995, the company had an overall net increase in cash and cash equivalents of $2.0 billion compared to a net increase of $1.5 billion for the same period in 1994.

     Net cash provided from operating activities was $4.6 billion for the first six months of 1995, versus $4.4 billion in the comparable 1994 period. The period-to-period improvement in cash flow from operations is mainly driven by improvement in net earnings and lower accounts receivable balances, offset by a decrease in liabilities resulting from implementation of the company's restructuring plans.

     Net cash provided from investing activities was $.1 billion for the first six months of 1995, compared to a net source of funds in the amount of $.2 billion in the same period of 1994. The decreased cash flow from investing activities compared to the 1994 period is attributable to the proceeds derived from the sale of FSC in March 1994, partially offset by cash inflows during the first half of 1995 from the sale of marketable securities.

     Net cash used in financing activities amounted to $3.2 billion for the six months ended June 30, 1995, an increase of $.2 billion from the comparable 1994 period, principally the result of the company's buyback of preferred and common stock on the open market, partially offset by decreased net cash outflows relative to the company's outstanding debt.

Liquidity
- ---------

     At June 30, 1995, the company had a net balance of $1.0 billion in assets under management from the securitization of lease and trade receivables.

- ---------------------------------

     On January 11, 1995, the company commenced a tender offer to purchase for cash any and all of the Series A 7 1/2 percent preferred stock represented by
44.6 million outstanding depositary shares for a price of $25.00 net per depositary share. Through February 8, 1995, the company purchased 34.1 million depositary shares under this offer.

     On February 28, 1995, the company's Board of Directors authorized IBM to repurchase any of its remaining outstanding Series A 7 1/2 percent preferred stock depositary shares from time to time in the open market and in private transactions, depending on market conditions. During the first half of 1995, the company repurchased 57 thousand of its preferred depositary shares under this authorization. As of June 30, 1995, 10.4 million depositary shares remained outstanding.

     On January 31, 1995, the Board of Directors authorized the company to repurchase up to $2.5 billion of IBM common shares on the open market. The company plans to purchase the shares from time to time, depending on market conditions. Through June 30, 1995, the company repurchased approximately 21.3 million shares of IBM common stock for approximately $1.9 billion under this program.

                          Part II - Other Information
                          ----------------------------

          ITEM 4. Submission of Matters to a Vote of Security Holders
          -----------------------------------------------------------

    The Annual Meeting of Stockholders of International Business Machines Corporation was held on April 25, 1995.

     (1) Each of the eleven nominees to the Board of Directors was elected for a one-year term by the stockholders:

             DIRECTOR                  FOR              WITHHELD

          H. Brown                  468,055,387          4,234,974
          F. Gerber                 468,409,862          3,880,499
          L. V. Gerstner, Jr.       468,462,105          3,828,256
          N. O. Keohane             468,099,683          4,190,678
          C. F. Knight              468,608,134          3,682,227
          L. A. Noto                468,472,151          3,818,210
          J. B. Slaughter           468,173,534          4,116,827
          A. Trotman                468,539,026          3,751,335
          L. C. van Wachem          468,563,244          3,727,117
          C. M. Vest                468,255,489          4,034,872
          J. B. York                468,394,409          3,895,952

                          Part II - Other Information
                          ----------------------------

   ITEM 4. Submission of Matters to a Vote of Security Holders - (continued)
   -------------------------------------------------------------------------

     (2) The appointment of Price Waterhouse LLP as independent auditors of the company was ratified:

                    For                         457,452,313
                    Not For                       2,238,299
                    Abstain                      12,599,749
                    Total                       472,290,361

     (3)  The stockholders approved the adoption of the IBM 1995
          Employees Stock Purchase Plan:


                    For                         438,146,354
                    Not For                      18,839,447
                    Abstain                      15,304,560
                    Total                       472,290,361

     (4)  The stockholders approved the adoption of the IBM Non-
          Employee Directors Stock Option Plan to replace annual stock awards:

                    For                         377,138,880
                    Not For                      76,523,251
                    Abstain                      18,628,230
                    Total                       472,290,361

     (5) The stockholders approved annual incentive compensation terms for certain executives:

                    For                         426,210,225
                    Not For                      28,657,382
                    Abstain                      17,422,754
                    Total                       472,290,361

     (6) The stockholders approved long-term performance incentive compensation terms for certain executives:

                    For                         432,402,895
                    Not For                      22,655,103
                    Abstain                      17,232,363
                    Total                       472,290,361

     (7). A. The stockholders defeated a proposal recommending that IBM affirm its political non-partisanship:

                     For                          25,960,870
                     Not For                     330,905,767
                     Abstain                      25,002,114
                     Broker No  Vote              90,421,610
                     Total                       472,290,361

                          Part II - Other Information
                          ----------------------------

   ITEM 4. Submission of Matters to a Vote of Security Holders - (continued)
   -------------------------------------------------------------------------

          B. The stockholders defeated a proposal recommending the elimination of awards or bonuses upon completion of service:

                    For                          33,121,847
                    Not For                     330,274,469
                    Abstain                      18,282,237
                    Broker No Vote               90,611,808
                    Total                       472,290,361

          C. The stockholders defeated a proposal recommending variable executive and other compensation:

                    For                          26,716,273
                    Not For                     338,714,799
                    Abstain                      16,447,835
                    Broker No Vote               90,411,454
                    Total                       472,290,361

          D. The stockholders defeated a proposal recommending the withdrawal of retirement plan for non-employee directors:

                    For                          94,553,375
                    Not For                     269,437,780
                    Abstain                      17,859,766
                    Broker no Vote               90,439,440
                    Total                       472,290,361

          E. The stockholders defeated a proposal recommending stock payments to non-employee directors:

                    For                          26,586,435
                    Not For                     336,349,803
                    Abstain                      18,933,764
                    Broker No Vote               90,420,359
                    Total                       472,290,361

ITEM 5. Other Information
- -------------------------

    On June 5, 1995, IBM announced plans to make a tender offer for all of the outstanding common shares and preferred share purchase rights of Lotus Development Corporation, a leading software developer located in Cambridge, Massachusetts. The tender offer was at a price of $60 per common share, and was initiated by a subsidiary of IBM, White Acquisition Corporation, which was created for this transaction.

- ---------------------------------------

     On June 12, 1995, IBM and Lotus Development Corporation announced a definitive merger agreement under which IBM would pay $64 per Lotus share in cash for all Lotus' outstanding shares and preferred share purchase rights. The transaction has a total equity value of approximately $3.5 billion. IBM financed the offer from its approximately $10 billion in cash on hand.

     On July 5, 1995, IBM announced that it successfully completed its tender offer to acquire the common stock of Lotus Development Corporation at $64 per share. Approximately 97 percent of the 47.4 million outstanding Lotus shares had been accepted for payment following completion of the tender offer on July 3. Under the terms of the merger, each share which was not tendered pursuant to the tender offer was converted into the right to receive $64 in cash.

     The financial results of the Lotus Development Corporation when consolidated will not have a material effect on IBM's results or financial position. However, this acquisition will result in a significant one-time, non-cash charge against IBM's earnings. The charge will involve accounting writedowns of the amounts to be assigned to research and development of Lotus software under development. The charge will be taken in the third quarter of 1995. The specific amount of the charge cannot be determined at this time based on currently available information. However, the company expects that the charge will have a significant effect on net earnings of IBM in the third quarter of 1995, and on net earnings for the year.

    On July 25, 1995, the company announced that Cathleen Black, president and chief executive officer, Newspaper Association of America, had been elected to the company's Board of Directors.

ITEM 6 (a). Exhibits
- --------------------

Exhibit Number

     11   Statement re: computation of per share earnings.

     23 The company's proxy statement dated March 14, 1995, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

     99   Supplemental Consolidated Statement of Operations schedule.


ITEM 6 (b).  Reports on Form 8-K
- --------------------------------

    No reports on Form 8-K were filed during the second quarter of 1995.

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









Date: August 3, 1995
_____________________






                       By:

                                             J. B. York
                                  ___________________________________________

                                             J. B. York
                                      Senior Vice President and
                                        Chief Financial Officer







* RISC System/6000, Application System/400, and System/390 are trademarks or registered trademarks of the International Business Machines Corporation.