Form 10-Q
period 1995-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1995-11-13
CIK 51143

UNITED STATES
	                  SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C.  20549

	                           F O R M  1 0 - Q

	            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
	                 OF THE SECURITIES EXCHANGE ACT OF 1934

	                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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

	   The registrant has 558,315,105 shares of common stock outstanding at September 30, 1995.

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

	       Consolidated Statement of Operations for the three and nine
	         months ended September 30, 1995 and 1994  . . . . . . . . . .  1

	       Consolidated Statement of Financial Position at
	         September 30, 1995 and December 31, 1994  . . . . . . . . . .  2

	       Consolidated Statement of Cash Flows for the nine months
	         ended September 30, 1995 and 1994 . . . . . . . . . . . . . .  4

	       Notes to Consolidated Financial Statements  . . . . . . . . . .  5

	    Item 2.  Management's Discussion and Analysis of
	               Results of Operations and Financial Condition . . . . .  7

	 Part II - Other Information . . . . . . . . . . . . . . . . . . . . . 16

	 ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
	                             AND SUBSIDIARY COMPANIES
	                CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)

	 (Dollars in millions)                Three Months Ended        Nine Months Ended
	                                         September 30             September 30
	                                     ___________________     ____________________
	                                       1995      1994          1995        1994
	 Revenue:                            ________   ________     ________    ________
	    Hardware sales                   $  7,745   $  7,753     $ 24,131    $ 21,716
	    Software                            3,134      2,755        9,079       8,065
	    Services                            3,133      2,306        8,619       6,434
	    Maintenance                         1,849      1,813        5,547       5,377
	    Rentals and financing                 893        804        2,644       2,564
	                                     ________   ________     ________      ______
	 Total revenue                         16,754     15,431       50,020      44,156

	 Cost:
	    Hardware sales                      4,952      5,130       14,938      14,647
	    Software                            1,078      1,041        3,149       3,322
	    Services                            2,501      1,866        6,860       5,266
	    Maintenance                           911        925        2,679       2,701
	    Rentals and financing                 391        315        1,178       1,022
	                                     ________   ________     ________    ________
	 Total cost                             9,833      9,277       28,804      26,958
	                                     ________   ________     ________    ________
	 Gross profit                           6,921      6,154       21,216      17,198
	 Operating expenses:
	    Selling, general and
	     administrative                     3,858      3,885       11,374      10,969
	    Research, development and
	     engineering                        1,035      1,053        2,922       3,245
	    Purchased incomplete software
	     technology                         1,840         --        1,840          --
	                                     ________   ________     ________    ________
	 Total operating expenses               6,733      4,938       16,136      14,214

	 Operating income                         188      1,216        5,080       2,984
	 Other income, principally interest       208        221          692       1,108
	 Interest expense                         159        233          527       1,010
	                                     ________   ________     ________    ________
	 Earnings before income taxes             237      1,204        5,245       3,082
	 Income tax provision                     775        494        2,778       1,292
	                                     ________   ________     ________    ________
	 Net (loss) earnings                     (538)       710        2,467       1,790
	 Preferred stock dividends and              5         21           57          63
	  transaction costs                  ________   ________     ________    ________

	 Net (loss) earnings applicable to
	  common shareholders                $   (543)  $    689     $  2,410    $  1,727
	                                     ========   ========     ========    ========
	 Net (loss) earnings per share
	  of common stock                    $   (.96)  $   1.18     $   4.19    $   2.96

	 Average number of common shares
	  outstanding (millions)                564.6      586.3        575.1       584.1

	 Cash dividends per common share     $    .25   $    .25     $    .75    $    .75

	 (The accompanying notes are an integral part of the financial statements.)

	                   INTERNATIONAL BUSINESS MACHINES CORPORATION
	                           AND SUBSIDIARY COMPANIES
	                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION
	                                 (UNAUDITED)

	                                   ASSETS

	                                                      At September 30  At December 31
	 (Dollars in millions)                                      1995            1994
	                                                      _______________  ______________
	 Current assets:

	   Cash                                                 $   1,259       $  1,240

	   Cash equivalents                                         5,181          6,682

	   Marketable securities - at cost, which
	     approximates market                                      511          2,632

	   Notes and accounts receivable -
	     net of allowances                                     14,710         15,182

	   Sales-type leases receivable                             6,018          6,351

	   Inventories, at lower of average cost or market
	     Finished goods                                         1,487          1,442
	     Work in process                                        4,975          4,636
	     Raw materials                                             58            256
	                                                         ________       ________
	   Total inventories                                        6,520          6,334

	   Prepaid expenses and other current assets                3,443          2,917
	                                                         ________       ________

	 Total current assets                                      37,642         41,338


	 Plant, rental machines and other property                 44,476         44,820
	   Less: Accumulated depreciation                          28,043         28,156
	                                                         ________       ________
	 Plant, rental machines and other property - net           16,433         16,664

	 Software, less accumulated
	   amortization (1995, $11,027; 1994, $10,793)              2,740          2,963

	 Investments and sundry assets                             20,687         20,126

	 Total assets                                            $ 77,502       $ 81,091
	                                                         ========       ========

                                           - 2 -


	                   INTERNATIONAL BUSINESS MACHINES CORPORATION
	                           AND SUBSIDIARY COMPANIES
	                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
	                                 (UNAUDITED)

	                       LIABILITIES AND STOCKHOLDERS' EQUITY

	                                                      At September 30  At December 31
	 (Dollars in millions)                                      1995            1994
	                                                      _______________  ______________
	 Current liabilities:
	   Taxes                                                 $  2,807        $  1,771

	   Accounts payable and accruals                           15,133          17,885

	   Short-term debt                                         11,076           9,570
	                                                         ________        ________

	 Total current liabilities                                 29,016          29,226


	 Long-term debt                                            10,436          12,548

	 Other liabilities                                         14,245          14,023

	 Deferred income taxes                                      1,682           1,881

	 Contingent common stock repurchase commitment                459              --

	 Stockholders' equity:
	   Preferred stock - par value $.01 per share                 253           1,081
	     Shares authorized:    150,000,000
	     Shares issued: 1995 -   2,610,711
	                    1994 -  11,145,000

	   Common stock - par value $1.25 per share                 7,024           7,342
	     Shares authorized:    750,000,000
	     Shares issued: 1995 - 569,437,286
	                    1994 - 588,180,244

	   Retained earnings                                       12,343          12,352

	   Translation and other adjustments                        3,184           2,672

	   Treasury stock, at cost                                 (1,140)            (34)
	     Shares:  1995 - 11,122,181
	              1994 -    469,500                          ________        ________

	 Total stockholders' equity                                21,664          23,413
	                                                         ________        ________
	 Total liabilities and stockholders' equity              $ 77,502        $ 81,091
	                                                         ========        ========

	 (The accompanying notes are an integral part of the financial statements.)

	                        INTERNATIONAL BUSINESS MACHINES CORPORATION
	                                 AND SUBSIDIARY COMPANIES
	                           CONSOLIDATED STATEMENT OF CASH FLOWS
	                            FOR THE NINE MONTHS ENDED SEPTEMBER 30:
	                                       (UNAUDITED)

	 (Dollars in millions)                                     1995          1994*
	                                                         ________      ________
	 Cash flow from operating activities:
	   Net earnings                                          $  2,467       $ 1,790
	   Adjustments to reconcile net earnings to cash
	    provided from operating activities:

	   Effect of restructuring charges                         (1,721)       (1,976)
	   Depreciation                                             2,887         3,223
	   Amortization of software                                 1,185         1,604
	   Changes in operating assets and liabilities                331         4,441
	   (Gain) on disposition of investment assets                (124)         (501)
	   Acquisition of Lotus incomplete software technology      1,840            --
	                                                          _______       _______
	     Net cash provided from operating activities            6,865         8,581
	                                                          _______       _______
	 Cash flow from investing activities:
	   Payments for plant, rental machines
	     and other property, net of proceeds                   (1,886)       (1,262)
	   Investment in software                                    (652)         (958)
	   Purchases of marketable securities and
	     other investments                                       (860)       (2,442)
	   Acquisition of Lotus Development Corp. - net            (2,875)           --
	   Proceeds from marketable securities and
	     other investments                                      2,789         2,193
	   Proceeds from sale of Federal Systems Company               --         1,503
	                                                          _______       _______
	     Net cash (used in) investing activities               (3,484)         (966)
	                                                          _______       _______

	 Cash flow from financing activities:
	   Proceeds from new debt                                   4,294         4,315
	   Payments to settle debt                                 (6,729)       (6,891)
	   Short-term borrowings less
	    than 90 days - net                                      1,756        (1,383)
	   Preferred stock transactions - net                        (854)           --
	   Common stock transactions - net                         (3,021)          292
	   Cash dividends paid                                       (448)         (492)
	                                                          _______       _______
	     Net cash (used in) financing activities               (5,002)       (4,159)
	                                                          _______       _______
	 Effect of exchange rate changes
	   on cash and cash equivalents                               139             5
	                                                          _______       _______
	 Net change in cash and cash equivalents                   (1,482)        3,461

	 Cash and cash equivalents at January 1                     7,922         5,861
	                                                          _______       _______
	 Cash and cash equivalents at September 30                $ 6,440       $ 9,322
	                                                          =======       =======
	 * Reclassified to conform with 1995 presentation.

	  (The accompanying notes are an integral part of the financial statements.)

	 Notes to Consolidated Financial Statements
         ------------------------------------------

	 1. In the opinion of management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three and nine month periods have been made. In addition to the adjustments for normal recurring accruals, the company recorded charges in the third quarter of 1995 of approximately $1.8 billion, associated with the purchase of incomplete software technology, as a result of the company's recent acquisition of the Lotus Development Corp. In the first quarter of 1994, the company recorded charges of $.3 billion for software writedowns and an after-tax gain of $248 million for the sale of its Federal Systems Company (FSC).

	 2.  (Loss) earnings per share amounts were computed by dividing
	 (loss) earnings after deduction of preferred stock dividends by the average number of common shares outstanding.

	 3. The translation and other adjustments line of stockholders' equity includes equity translation adjustments of $3,190 million at September 30, 1995, and $2,672 million at December 31, 1994.

	 4. The Consolidated Statement of Financial Position at September 30, 1995 includes balances relative to restructuring programs of approximately $.2 billion in accounts payable and accruals, and $.5 billion in plant, rental machines and other property. At December 31, 1994, the approximate restructuring balances were $1.3 billion in accounts payable and accruals, $.1 billion in other liabilities, and $.9 billion in plant, rental machines and other property. The company anticipates that these restructuring reserve balances will be fully utilized by December 31, 1995.

	 5. On July 5, 1995 the company acquired all outstanding shares of Lotus Development Corp. for approximately $3.2 billion in a transaction which has been accounted for under the purchase method. The company considers Lotus to be an applications-enabling software company engaged in high growth segments of the software market.
	 A key element of the acquisition is the company's perception of the value of Lotus's Notes technology. This technology when fully developed can position the company as a leader in the workgroup computing market.

	 Although Notes is a leading client-server based workgroup computing technology, it is the company's belief that it is not technologically advanced enough and that substantial development will be required to complete the software technology to meet the company's strategic goals.

	 In view of the preceding, it is believed that the acquisition of Lotus provides the company with an opportunity to successfully advance workgroup technology from local area network environments to the enterprise-wide environments.

	 The company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets.

         --------------------------------------------------------

	 The appraisal included both tangible and identifiable intangible assets, as well as software technology. The company allocated the total purchase price and increased deferred tax liabilities by $305 million relating to the increased valuation of the assets acquired as follows:

	                                       $ Millions
	                                       __________

	     Tangible Net Assets               $      305
	     Identifiable Intangible Assets           542
	     Current Software Products                290
	     Software Technology Under
	      Development                           1,840
	     Goodwill                                 564
	     Deferred Tax Liabilities                (305)
	                                       __________

	                                       $    3,236

	 The tangible net assets consist primarily of cash, accounts receivable, land, buildings, leasehold improvements, and other personal property. The identifiable intangible assets consist of trademarks ($369 million), assembled work force ($90 million), employee agreements ($78 million), and leasehold interests
         ($5 million). The identifiable intangible assets and goodwill will be amortized on a straight-line basis over a five year period.

	 The software technology valuation was accomplished through the application of an income approach. Projected debt-free income, revenue net of provision for operating expenses, income taxes and returns on requisite assets were discounted to a present value. This approach was used for each of the Lotus product lines. Software technology was divided into two categories:

	     -  Current software products
	     -  Software technology under development


	 Current software products included:

	     -  "Current products" representing  products currently  in the market-place as of the acquisition date.

	     -  "In development-complete" for  products still in development stage and technologically feasible.

	 The fair market value of the purchased current software products was determined to be $290 million. This amount was recorded as an asset and is being amortized on a straight-line basis over two years.

         ---------------------------------------------------------

	 Software technology under development included the value of products still in the development stage and not considered to have reached technological feasibility stage.

	 As a result of the valuation, the fair market value of the software technology under development was determined to be $1,840 million. In accordance with applicable accounting rules, this amount was expensed upon acquisition in the third quarter of 1995.

	 6. The company has outstanding put options on 4,750,000 shares of its common stock, exercisable on specific dates in 1995, giving other parties the right to sell shares of IBM common stock to the company at contractually specified prices. The contingent common stock repurchase commitment account represents the amount the company would be obligated to pay if all put options were exercised.

	 7. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the charge associated with the Lotus Development Corp. acquisition in the third quarter of 1995, and the FSC sale and software writedowns recorded in the first quarter of 1994. This supplemental statement is shown in exhibit 99 on page 19. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

	 8.  Subsequent Event:  On October 25, 1995, the company issued
	 $600 million of 7% debentures due October 30, 2025, and $150 million 7% debentures due October 30, 2045. The net proceeds from the sale of debentures will be used for general corporate purposes.

	 ITEM 2.

	                   MANAGEMENT'S DISCUSSION AND ANALYSIS
	             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
	             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

	     The company's third-quarter results showed revenue, earnings and earnings per share improvement over the third quarter of 1994, when the one-time charge of approximately $1.8 billion associated with the company's recent acquisition of the Lotus Development Corp. is excluded. Hardware sales revenue was disappointing in the third quarter, largely due to supply imbalances in System/390 servers and high-end storage products. The overall gross profit margin was 41.3 percent and the balance sheet remained strong. Total expenses, excluding the Lotus charge, declined 2 percent in the third quarter compared with the same period of last year. The company stated that its ongoing expense reduction and resource-balancing programs will include additional, limited work force reduction in some business units in the fourth quarter, primarily in overhead areas. Consolidations of leased space and related actions will also continue. These actions are expected to result in a charge of about $800 million, which will be included in the company's fourth-quarter results.

	 Results of Operations
         ---------------------

	 (Dollars in millions)          Three Months Ended       Nine Months Ended
	                                   September 30            September 30
	                               ___________________     ____________________
	                                 1995       1994         1995        1994
	                               ________   ________     ________    ________
	 Revenue                       $ 16,754   $ 15,431     $ 50,020    $ 44,156
	 Cost                             9,833      9,277       28,804      26,958
	                               ________   ________     ________    ________
	 Gross profit                  $  6,921  $   6,154     $ 21,216     $17,198
	 Gross profit margin               41.3%      39.9%        42.4%       38.9%
	 Net (loss) earnings           $   (538) $     710     $  2,467     $ 1,790

	     The company recorded a third quarter 1995 loss of $.96 per common share, compared with earnings of $1.18 per common share, in the third quarter of last year. The third quarter 1995 results include a one-time charge of approximately $1.8 billion associated with the company's recent acquisition of the Lotus Development Corp. Excluding this charge, third-quarter 1995 earnings were $1.3 billion, or $2.30 per common share. Total revenue increased 8.6 percent over the same period of 1994 to $16.8 billion. The average number of common shares outstanding for the period was 564.6 million in 1995 versus 586.3 million in 1994.

	     Net earnings for the nine months ended September 30, 1995, were $4.19 per common share, compared with earnings of $2.96 in the first nine months of 1994. The results include a one-time charge of approximately $1.8 billion associated with the Lotus acquisition and the 1994 results include an after-tax gain of $248 million from the sale of FSC and an after tax writedown of $192 million relating to a change in software amortization periods. Excluding these items, the company's adjusted earnings per common share were $7.39 for the first nine months of 1995 versus $2.86 per common share for the comparable 1994 period. Total revenue for the nine months ended September 30, 1995 was up 13.3 percent from the prior year. The average number of common shares outstanding for the period was 575.1 million in 1995 versus 584.1 million in 1994.

	     Revenue increased in all geographic areas in the third quarter compared with the same period of last year. Revenue from the United States totaled $6.5 billion, up 8.5 percent from the same period last year. Revenue from Europe/Middle East/Africa totaled $5.6 billion, up
	 5.7 percent year-over-year, while Asia Pacific revenue was $3.3 billion, an increase of 14.0 percent. Revenue from Latin America was $725 million, up 8.7 percent, while revenue from Canada grew 9.6 percent to $694 million, when compared with the same period of 1994.

	     Currency had about a 3 percentage point favorable impact on revenue results in the third quarter. This compares with a 6 percentage point positive impact in the first quarter of 1995 and a 7 percentage point positive effect in the second quarter of this year.

         -----------------------------------

	 Hardware Sales

	 (Dollars in millions)          Three Months Ended      Nine Months Ended
	                                   September 30           September 30
	                               ___________________     ___________________
	                                 1995       1994         1995       1994
	                               ________   ________     ________   ________
	 Total revenue                 $  7,745   $  7,753     $ 24,131  $  21,716
	 Total cost                       4,952      5,130       14,938     14,647
	                               ________   ________     ________   ________
	 Gross profit                  $  2,793   $  2,623     $  9,193   $  7,069
	 Gross profit margin               36.1%      33.8%        38.1%      32.6%

	      Revenue from hardware sales for the third quarter of 1995 was comparable to the same period of 1994. Revenue from hardware sales for the first nine months of 1995 increased 11.1 percent over the comparable period in 1994. The third quarter and first nine-months revenue had a benefit of about 2 points and 5 points, respectively, from currency in 1995.

	      The hardware sales in the third quarter were affected by lower System/390* revenue, as a result of ongoing price reductions, as well as supply shortages for CMOS models and lower AS/400* revenue due to product transitions. These decreases were offset by increased revenue for RISC/6000* products, personal computers and storage products. Storage products revenue grew primarily as a result of strong growth in low-end Original Equipment Manufacturer
         (OEM) products, offset by a decline in high-end storage products, which was attributable to supply shortages for RAMAC products.

	     The hardware sales revenue increase for the first nine months of 1995, versus 1994, was driven by growth in RISC/6000 products, AS/400, personal computers and storage products, offset by a slight decline in System/390 revenue.

	     Hardware sales gross profit dollars for the third quarter and first nine months of 1995 increased 6.5 percent and 30.0 percent, respectively, over comparable periods of 1994. The increase in third-quarter 1995 versus 1994 gross profit dollars and margin was driven by improved margins in personal computers, OEM products and RISC/6000 products, offset by lower margins on high-end storage products. The increase in gross profit dollars and margin for the first nine months of 1995 versus 1994 was a result of improved margins in personal computers, RISC/6000 products, System/390 and OEM, offset by lower high-end storage margins. The increases were driven by cost improvements as a result of prior restructuring actions, reengineering activities and increased revenue growth in key product areas. Although margins increased, they continue to be affected by competitive pricing pressures on high-end products and personal computers.

         -----------------------------------

	 Software


	 (Dollars in millions)          Three Months Ended      Nine Months Ended
	                                   September 30           September 30
	                               ____________________    ___________________
	                                 1995        1994        1995        1994
	                               ________    ________    ________   ________
	 Total revenue                 $  3,134    $  2,755    $  9,079   $  8,065
	 Total cost                       1,078       1,041       3,149      3,322
	                               ________    ________    ________   ________
	 Gross profit                  $  2,056    $  1,714    $  5,930   $  4,743
	 Gross profit margin               65.5%       62.2%       65.3%      58.8%

	     Revenue from software for the third quarter and first nine months of 1995 increased 13.7 percent and 12.6 percent, respectively, over comparable periods in 1994. The third-quarter and year-to-date increases in revenue were primarily driven by the Lotus results being included in the company's third quarter 1995 results for the first time. In addition, the third quarter and nine-month results had a benefit of about 3 points and 6 points, respectively, from currency in 1995.

	     Software gross profit for the third quarter and first nine months of 1995 increased 20.0 percent and 25.0 percent, respectively, when compared to the same periods in 1994. The 1994 nine-month gross profit dollars and gross profit margin were affected by the accounting charges related to the software amortization change implemented in the first quarter of 1994. Excluding the effects of this change, 1995 gross profit dollars would have increased 17.7 percent and the gross profit margin would have increased 2.8 points from the first nine months of 1994.

	 Services Other Than Maintenance
         -------------------------------

	 (Dollars in millions)          Three Months Ended      Nine Months Ended
	                                   September 30           September 30
	                               ___________________     ___________________
	                                 1995       1994         1995       1994
	                               ________   ________     ________   ________
	 Total revenue                 $  3,133   $  2,306     $  8,619   $  6,434
	 Total cost                       2,501      1,866        6,860      5,266
	                               ________   ________     ________   ________
	 Gross profit                  $    632   $    440     $  1,759   $  1,168
	 Gross profit margin               20.2%      19.1%        20.4%      18.2%

         -----------------------------------

	     Services revenue increased 35.9 percent and 34.0 percent, respectively, in the third quarter and first nine months of 1995, when compared to the same periods of last year. Services revenue benefited by about 4 points and 6 points, respectively, from currency in the third quarter and first nine months of 1995. The revenue increases were primarily driven by continued growth in managed operations for both system and networking activity, as well as availability services and systems integration.

	     Services gross profit dollars increased in the third quarter and first nine months of 1995, 43.6 percent and 50.6 percent, respectively, when compared to year-ago periods.

	 Maintenance


	 (Dollars in millions)          Three Months Ended      Nine Months Ended
	                                   September 30            September 30
	                               ___________________     ____________________
	                                 1995       1994         1995        1994
	                               ________   ________     ________    ________
	 Total revenue                 $  1,849   $  1,813     $  5,547    $  5,377
	 Total cost                         911        925        2,679       2,701
	                               ________   ________     ________    ________
	 Gross profit                  $    938   $    888     $  2,868    $  2,676
	 Gross profit margin               50.7%      49.0%        51.7%       49.8%

	     Maintenance revenue for the third quarter and first nine months of 1995 increased 2.0 percent and 3.2 percent, respectively, over comparable periods in 1994. The third quarter and nine-months revenue had a benefit of about 3 points and 6 points, respectively, from currency in 1995. Maintenance revenue continues to be affected by the competitive environment and resulting pricing pressures on maintenance offerings. Maintenance gross profit dollars increased 5.6 percent and
	 7.2 percent, respectively, in the third quarter and first nine months of 1995, when compared to the same periods of 1994.

	 Rentals and Financing


	 (Dollars in millions)          Three Months Ended       Nine Months Ended
	                                   September 30             September 30
	                               ___________________     ____________________
	                                 1995       1994         1995        1994
	                               ________   ________     ________    ________
	 Total revenue                 $    893   $    804     $  2,644    $  2,564
	 Total cost                         391        315        1,178       1,022
	                               ________   ________     ________    ________
	 Gross profit                  $    502   $    489     $  1,466    $  1,542
	 Gross profit margin               56.3%      60.8%        55.5%       60.1%

         -----------------------------------

	     Rentals and financing revenue increased 11.0 percent and 3.1 percent, respectively, for the third quarter and first nine months of 1995, when compared to the same periods of last year. Rentals and financing revenue had a benefit of about 3 percent and 5 percent, respectively, from currency in the third quarter and first nine months of 1995. The 1995 results reflect a substantial increase in new financing originations versus 1994.

	     Rentals and financing gross profit dollars increased 2.7 percent in the third quarter of 1995 and declined 4.9 percent for the first nine months of 1995, when compared to the same periods of the prior year. The decrease for the nine months of 1995 is a reflection of declining prices on high-end products and the rental business over the past few years and to changing country mix.

	 Expenses


	 (Dollars in millions)          Three Months Ended       Nine Months Ended
	                                   September 30             September 30
	                               ___________________     ____________________
	                                 1995       1994         1995        1994
	                               ________   ________     ________    ________
	 Selling, general and
	    administrative             $  3,858   $  3,885     $ 11,374    $ 10,969
	 Percentage of revenue             23.0%      25.2%        22.7%       24.8%

	 Research, development and
	    engineering                $  1,035   $  1,053     $  2,922    $  3,245
	 Percentage of revenue              6.2%       6.8%         5.8%        7.3%

	     Selling general and administrative expense decreased .7 percent in the third quarter of 1995 and increased 3.7 percent for the first nine months of 1995, when compared to the same periods of 1994. Excluding the effects of currency and the increased expenses due to the acquisition of Lotus in the third quarter of 1995, selling, general and administrative expense would have decreased about 7 percent from 1994 levels. The first nine months results of 1994 included the gain from the sale of FSC. Excluding the increased expenses from the date of the Lotus acquisition and currency effects in 1995 and the FSC gain in 1994, selling general and administrative expense would have decreased by about 3 percent.

	     Research, development and engineering expense, which is primarily performed in the United States, decreased 1.7 percent and 9.9 percent, respectively, for the third quarter and first nine months of 1995, from comparable periods in 1994. These decreases reflect the company's focus on productivity and expense controls.

	     Incomplete software technology was a result of the $1.8 billion charge taken in the third quarter of 1995 associated with the acquisition of Lotus.

         -----------------------------------

	     Other income, principally interest and interest expense, decreased from 1994 first-nine-month levels due primarily to the switch to the REAL currency in Brazil in July, 1994. This change reduced the company's interest income and interest expense, as well as the exchange gains and losses associated with local currency cash deposits and borrowings, which are a component of selling, general and administrative expense.

	     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $384 million and $1,186 million for the third quarter and first nine months of 1995, respectively.
	 Of these amounts, $6 million for the third quarter and $16 million for the first nine months were capitalized.

	     The effective tax rate for the quarter ended September 30, 1995 was
	 326.6 percent, versus 41.0 percent for the same period of 1994. The third quarter 1995 effective tax rate is impacted by the $1.8 billion charge associated with the acquisition of Lotus, which does not give rise to a tax benefit. Excluding this item, the effective tax rate from operations would have been 37.3 percent. The 3.7 point decrease in the effective tax rate from operation in 1995 versus 1994, was primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

	     The effective tax rate for the first nine months of 1995 was 53.0 percent, versus 41.9 percent for the same period in 1994. Excluding the $1.8 billion Lotus charge, the effective tax rate from operations for the first nine months of 1995, would have been 39.2 percent. The
	 2.7 point decrease from the 1994 rate was a result of the same factors that impacted the third quarter effective tax rate after adjusting for the Lotus charge.

	 Financial Condition
         -------------------

	     The company's financial position at September 30, 1995 reflects a decrease in total assets of $3.6 billion from December 31, 1994, principally in cash, cash equivalents and marketable securities. This is primarily the result of expenditures of $4.1 billion for common and preferred stock repurchases, $2.9 billion net cash for the acquisition of the Lotus Development Corp., and $1.7 billion in restructuring payments related to restructuring charges incurred in prior periods, offset by improved net earnings.

	 Working Capital

	 (Dollars in millions)              At September 30     At December 31
	                                         1995                1994
	                                    _______________     ______________
	 Current assets                        $ 37,642            $ 41,338
	 Current liabilities                     29,016              29,226
	                                       ________            ________
	    Working capital                    $  8,626            $ 12,112

         ---------------------------------

	     Total current assets declined $3.7 billion from year-end 1994 with declines in cash, cash equivalents, and marketable securities of $3.6 billion and accounts receivable of $.8 billion, offset by increases of $.2 billion in inventories and $.5 billion in prepaid expenses. The decrease in cash, cash equivalents and marketable securities results primarily from the stock repurchases, restructuring payments, and Lotus acquisition, offset by cash generated from operations; while the decrease in accounts receivable is due to improved accounts receivable collections worldwide. Inventories have generally increased to meet anticipated fourth quarter demand, and the increase in prepaid expense results primarily from the seasonal increase in deferred account and prepaid activity from year-end levels.

	     Total current liabilities declined $.2 billion from December 31, 1994, as accounts payable and accruals declined $2.7 billion, offset by increases of $1.0 billion in taxes payable and $1.5 billion in short-term debt. The decrease in accounts payable and accruals relates to the normal seasonal decline in accounts payable from their year-end levels, as well as lower restructuring accrual balances resulting from the implementation of the company's restructuring programs. The increase in taxes payable is driven by the improvement in the company's operating results, while the increase in short-term debt is due largely to the reclassification of current maturities of long-term debt to short-term.

	 Investments

	     The company's capital expenditures for plant, rental machines and other property were approximately $2.9 billion for the nine months ended September 30, 1995, an increase of approximately $.9 billion from the comparable 1994 period, reflecting the company's continuing investment in high-growth advanced technology areas such as microelectronics.

	     In addition to software development expense included in research, development and engineering expense, the company capitalized $.7 billion of software costs during the nine months ended September 30, 1995, down $.2 billion from the amount capitalized in the comparable 1994 period. Amortization of capitalized software costs amounted to $1.2 billion in the nine month period ended
	 September 30, 1995, and $1.6 billion for the comparable 1994 period (including $.3 billion in accelerated amortization resulting from the software amortization change implemented in the first quarter of 1994).

	     Investments and sundry assets were $20.7 billion at September 30, 1995, an increase of $.6 billion from December 31, 1994, primarily the result of increases in non-current notes and accounts receivable, pension assets and the goodwill associated with the acquisition of the Lotus Development Corp., offset by declines in non-current sales-type leases, and deferred tax assets.

	 Long-Term Debt and Equity

	     Long-term debt was $10.4 billion at September 30, 1995, a decrease of $2.1 billion from year-end 1994, due to the reclassification of current maturities of long-term debt to short-term. Other non-current liabilities at $14.2 billion increased $.2 billion from December 31, 1994, principally due to the impact of currency fluctuations on these balances.

         --------------------------------

	     Stockholders' equity declined from $23.4 billion at December 31, 1994, to $21.7 billion, primarily the result of the implementation of the stock repurchase programs announced in January of 1995.

	 Cash Flow

	 (Dollars in millions)                       Nine Months Ended
	                                                September 30
	                                           _______________________
	                                             1995           1994
	                                           ________       ________
	 Net cash provided from (used in):
	    Operating activities                   $  6,865       $  8,581
	    Investing activities                     (3,484)          (966)
	    Financing activities                     (5,002)        (4,159)
	 Effect of exchange rate changes
	   on cash and cash equivalents                 139              5
	                                           ________       ________

	 Net change in cash and cash equivalents   $ (1,482)      $  3,461

	     For the nine months ended September 30, 1995, the company had an overall net decrease in cash and cash equivalents of $1.5 billion compared to a net increase of $3.5 billion for the same period in 1994.

	     Net cash provided from operating activities was $6.9 billion for the nine months ended September 30, 1995, versus $8.6 billion in the comparable period of 1994. Cash flows from operations for the 1995 period reflect the improvement in net earnings, offset by a decline in cash flows due to changes in operating assets and liabilities primarily resulting from the significant improvement in accounts receivable collections in 1994.

	     Net cash used in investing activities was $3.5 billion for the nine month period ended September 30, 1995, compared to a $.8 billion net use of funds in the equivalent 1994 period. The increase in funds utilized in investing activities is attributable to the company's acquisition of the Lotus Development Corp. in July of 1995, partially offset by cash inflows from the sale of marketable securities during 1995. In addition, the 1994 period is impacted by the proceeds from the sale of FSC.

	     Net cash used in financing activities amounted to $5.0 billion for the nine months ended September 30, 1995. The increase of $1.0 billion from the comparable 1994 period was principally the result of implementation of the company's preferred and common stock repurchase programs, offset by higher levels of short-term borrowings.

	 Liquidity

	     At September 30, 1995, the company had a net balance of $1.0 billion in assets under management from the securitization of lease and trade receivables.

	     On August 28, 1995, Moody's Investors Service upgraded its credit rating on the senior long-term debt of IBM and its rated subsidiaries to "A-1" from "A-3", and on IBM's preferred stock to "A-1" from "Baa-1".

                              Part II - Other Information
                              ---------------------------

	 ITEM 6 (a). Exhibits
         --------------------

	 Exhibit Number

	      11   Statement re: computation of per share earnings.

	      99   Supplemental Consolidated Statement of Operations schedule.


	 ITEM 6 (b).  Reports on Form 8-K
         --------------------------------

	     No reports on Form 8-K were filed during the third quarter of 1995.

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


	                       International Business Machines Corporation
	                       ___________________________________________
	                                       (Registrant)


	 Date: November 13, 1995
	 _______________________



	                        By:        James M. Alic
	                        ___________________________________________

	                                   James M. Alic
	                             Vice President and Controller

	 * AS/400, System/390 and RISC/6000 are trademarks or registered trademarks of the International Business Machines Corporation.