Form 10-K405
period 1995-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1996-03-26
CIK 51143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                     1-2360
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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    VOTING SHARES OUTSTANDING     NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS              AT MARCH 11, 1996          ON WHICH REGISTERED
---------------------------------   --------------------------   ------------------------
Capital stock, par value                   543,803,955           New York Stock Exchange
  $1.25 per share                                                Chicago Stock Exchange
                                                                 Pacific Stock Exchange
Depositary shares each                                           New York Stock Exchange
  representing one-fourth of a
  share of 7 1/2% preferred
  stock, par value $ .01 per
  share
6 3/8% Notes due 1997                                            New York Stock Exchange
6 3/8% Notes due 2000                                            New York Stock Exchange
7 1/4% Notes due 2002                                            New York Stock Exchange
7 1/2% Debentures due 2013                                       New York Stock Exchange
8 3/8% Debentures due 2019                                       New York Stock Exchange
7% Debentures due 2025                                           New York Stock Exchange
7% Debentures due 2045                                           New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1996 was approximately $63.8 billion.

    Documents incorporated by reference:

       Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1995 into Parts I and II of Form 10-K.

       Portions of IBM's definitive Proxy Statement dated March 18, 1996 into
       Part III of Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    IBM is in the business of providing customer solutions through the use of advanced information technologies. The company operates primarily in the single industry segment that creates value by offering a variety of solutions that include, either singularly or in some combination, services, software, systems, financing and technologies. The company provides these solutions to its customers worldwide through sales and professional services units in North America, Europe/Middle East/Africa, Asia Pacific, and Latin America.

    The value of unfilled orders is not a meaningful indicator of future revenues due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. Therefore, the company believes that backlog information is not material to an understanding of its business.

    IBM owns or is licensed under a number of patents relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions. IBM believes its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.

    The following information is included in IBM's 1995 Annual Report to Stockholders and is incorporated herein by reference:

       1. Segment information and revenue by classes of similar products or services--Pages 75 and 76.

       2. Financial information by geographic areas--Pages 77 and 78.

       3. Amount spent during each of the last three years on research and development activities--Page 61.

       4. Financial information regarding environmental activities--Pages 62 and 63.

       5. The number of persons employed by the registrant--Page 49.

       6. The management discussion overview--Page 36.

ITEM 2. PROPERTIES:

    At December 31, 1995, IBM's manufacturing and development facilities in the United States had aggregate floor space of 52.4 million square feet, of which
42.8 million was owned and 9.6 million was leased. Of these amounts, 9.7 million square feet was vacant and 1.5 million square feet was being leased to non-IBM businesses. Similar facilities in 17 other countries totaled 16.0 million square feet, of which 12.8 million was owned and 3.2 million was leased. Of these amounts, .8 million square feet was vacant and .5 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains, and restructuring actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines, and other property, refer to "Investments" on page 44 of IBM's 1995 Annual Report to Stockholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 26, 1996):

                                                                                         OFFICER
                                                                                  AGE     SINCE
                                                                                  ---    -------
Chairman of the Board of Directors and Chief Executive Officer
 Louis V. Gerstner, Jr.(1).....................................................   54       1993
Senior Vice Presidents
  J. Thomas Bouchard, Human Resources..........................................   55       1994
  Nicholas M. Donofrio, Group Executive........................................   50       1995
  J. Bruce Harreld, Strategy...................................................   45       1995
  Paul M. Horn, Research.......................................................   49       1996
  Ned C. Lautenbach, Group Executive...........................................   52       1987
  Lawrence R. Ricciardi, General Counsel.......................................   55       1995
  Robert M. Stephenson, Group Executive........................................   57       1995
  G. Richard Thoman, Chief Financial Officer...................................   51       1993
  John M. Thompson, Group Executive............................................   53       1989
  Patrick A. Toole, Group Executive............................................   58       1984
Vice Presidents
  James M. Alic, Controller....................................................   53       1995
  John E. Hickey, Secretary....................................................   52       1994
  Jeffrey D. Serkes, Treasurer.................................................   37       1994

------------
(1) Member of the Board of Directors.

    All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each officer named above, with the exception of James M. Alic, J. Thomas Bouchard, Louis V. Gerstner, Jr., J. Bruce Harreld, Lawrence R. Ricciardi, Jeffrey D. Serkes, and G. Richard Thoman, has been an executive of IBM or its subsidiaries during the past five years.

    Mr. Alic was with Reed Elsevier, a publishing and information business, as chairman of Reed Exhibition Companies, Worldwide, from 1994 until joining IBM in 1995. From 1991 to 1994, he was president of Reed Exhibition Companies, North America. Prior to that he held a number of line management and executive staff positions at RCA Corporation.

    Mr. Bouchard was senior vice president, human resources, of U.S. West, Inc., a telecommunications company, from 1989 until joining IBM in 1994. Prior to 1989, he spent 15 years with United Technologies Corporation in a variety of executive positions, including senior vice president of human resources.

    Mr. Gerstner was the chairman of the board and chief executive officer of RJR Nabisco Holdings Corporation, an international consumer products company, from 1989 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Company, and from 1983 to 1989, he was chairman and chief executive officer of American Express Travel Related Services Co., Inc.

    Mr. Harreld was president of Boston Chicken, Inc., a company which operates and franchises foodservice stores, from 1993 until joining IBM in 1995. Prior to that he was senior vice president, marketing and information services, at Kraft General Foods, Inc. where he also served as the company's chief information officer from 1989 to 1992.

    Mr. Ricciardi was president of RJR Nabisco, Inc., an international consumer products company, from 1993 until joining IBM in 1995. From 1989 to 1993, he also served as executive vice president and general counsel at RJR Nabisco, Inc.. Prior to 1989, he was executive vice president and general counsel of American Express Travel Related Services Co., Inc.

    Mr. Serkes was vice president and deputy treasurer at RJR Nabisco, Inc., an international consumer products company, from 1993 until joining IBM in 1994. From 1987 to 1993, he also served as vice president and assistant treasurer, corporate finance; director, capital markets; and manager, foreign exchange at RJR Nabisco, Inc.

    Mr. Thoman was the president of Nabisco International, Inc., a food company, from 1992 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Travel Related Services International, and co-chief executive officer of American Express Travel Related Services Co., Inc., and chief executive officer of American Express International from 1989 to 1992.

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note N "Contingencies" on page 63 of IBM's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

    Refer to page 79 and the inside back cover of IBM's 1995 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 652,923 common stockholders of record at March 11, 1996.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 79 of IBM's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 36 through 49 of IBM's 1995 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 34 and 35 and 50 through 78 of IBM's 1995 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 7 of IBM's definitive Proxy Statement dated March 18, 1996 which are incorporated herein by reference solely as they relate to this item.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 13 through 23 of IBM's definitive Proxy Statement dated March 18, 1996, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

        Not applicable.

    (B) SECURITY OWNERSHIP OF MANAGEMENT:

        Refer to the section entitled "Common Stock and Total Stock-based Holdings" appearing on pages 11 and 12 of IBM's definitive Proxy Statement dated March 18, 1996, which is incorporated herein by reference solely as it relates to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to page 10 "Other Relationships" of IBM's definitive Proxy Statement dated March 18, 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       1. FINANCIAL STATEMENTS FROM IBM'S 1995 ANNUAL REPORT TO STOCKHOLDERS WHICH ARE INCORPORATED HEREIN BY REFERENCE:

          Report of Independent Accountants (page 35).

          Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and 1993 (page 50).

          Consolidated Statement of Financial Position at December 31, 1995 and 1994 (page 51).

          Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993 (page 52).

          Consolidated Statement of Stockholders' Equity at December 31, 1995, 1994 and 1993 (page 53).

          Notes to Consolidated Financial Statements (pages 54 through 78).

       2. FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS
          FORM:

        SCHEDULE
PAGE     NUMBER
----    --------

 8                 Report of Independent Accountants on Financial Statement
                   Schedule.

 S-1       II--    Valuation and Qualifying Accounts

       All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

       3. EXHIBITS:

        INCLUDED IN THIS FORM 10-K:

            I--    Computation of Fully Diluted Earnings Per Share.
           II--    Computation of Ratio of Earnings to Fixed Charges and
                   Earnings to Combined Fixed Charges and Preferred Stock
                   Dividends.
          III--    Parents and Subsidiaries.
           IV--    Consent of Independent Accountants.
            V--    Additional Exhibits
                   (a) Supplemental Consolidated Statement of Operations--1995
                   and 1994.
           VI--    The By-laws of IBM as amended through January 30, 1996.
          VII--    IBM's 1995 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
         VIII--    Powers of Attorney.
           IX--    Financial Data Schedule.
            X--    IBM Board of Directors Deferred Compensation and Equity
                   Award Plan.
           XI--    Amendment to Employment Agreement for L.V. Gerstner, Jr.
                   dated as of January 1, 1996.

        NOT INCLUDED IN THIS FORM 10-K:

       -- The Certificate of Incorporation of IBM is Exhibit VI to Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

       -- The IBM 1994 Long-Term Performance Plan, a management compensatory plan, is contained in Registration Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

       -- Board of Directors compensatory plans, as described under "Directors'
          Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 18, 1996, which is incorporated herein by reference.

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

       -- The instruments defining the rights of holders of the 7% Debentures due 2025 and the 7% Debentures due 2045 are Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.

       -- The IBM Supplemental Executive Retirement Plan is Exhibit IX to Form
          10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

       -- The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

       -- IBM's definitive Proxy Statement dated March 18, 1996, certain sections of which have been incorporated herein by reference.

    (b) REPORTS ON FORM 8-K:

      A Form 8-K dated October 30, 1995, was filed to incorporate by reference into Registration Statement No. 33-50537 on Form S-3, effective October 26, 1993, the Underwriting Agreement dated October 25, 1995, among International Business Machines Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First Boston Corporation, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and Salomon Brothers Inc. In addition, the Form of the $600 million 7% Debenture due 2025 and the Form of the $150 million 7% Debenture due 2045 were incorporated by reference into Registration Statement No. 33-50537 on Form S-3, effective October 26, 1993 and were part of this Form 8-K. No financial statements were filed with the Form 8-K.

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

                                     INTERNATIONAL BUSINESS MACHINES CORPORATION
                                                  (Registrant)


                                     By       /s/ LOUIS V. GERSTNER, JR.
                                        ...................................
                                             (LOUIS V. GERSTNER, JR.
                                        CHAIRMAN OF THE BOARD OF DIRECTORS
                                           AND CHIEF EXECUTIVE OFFICER)

Date:  March 26, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                   TITLE                             DATE
---------------------------------  ---------------          --------------------------------
      /s/ G. RICHARD THOMAN        Senior Vice                       March 26, 1996
 .................................    President
       (G. RICHARD THOMAN)           and Chief
                                     Financial
                                     Officer

        /s/ JAMES M. ALIC          Vice President                    March 26, 1996
 .................................    and
         (JAMES M. ALIC)             Controller

                                                  \
                                                   |
         CATHLEEN BLACK            Director        |
          HAROLD BROWN             Director        |
         JUERGEN DORMANN           Director        |
       NANNERL O. KEOHANE          Director        |
        CHARLES F. KNIGHT          Director        |
          LUCIO A. NOTO            Director        |            By    /s/ JOHN E. HICKEY
        JOHN B. SLAUGHTER          Director        |               ............................
          ALEX TROTMAN             Director        |                   (JOHN E. HICKEY)
     LODEWIJK C. VAN WACHEM        Director        |                    ATTORNEY-IN-FACT
         CHARLES M. VEST           Director        |                     March 26, 1996
                                                   |
                                                   |
                                                   |
                                                   /



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of INTERNATIONAL BUSINESS MACHINES CORPORATION

Our audits of the consolidated financial statements referred to in our report dated January 19, 1996 (which refers to the change in the method of accounting for postemployment benefits in 1993), appearing on page 35 of the 1995 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP


1177 Avenue of the Americas
New York, N.Y. 10036
January 19, 1996

                                                                   SCHEDULE II

                                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                                            AND SUBSIDIARY COMPANIES

                                        VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEAR ENDED DECEMBER 31:
                                              (DOLLARS IN MILLIONS)

                                                             BALANCE AT                     BALANCE AT
                                                             BEGINNING                         END
                       DESCRIPTION                           OF PERIOD     NET CHANGE(A)    OF PERIOD
                       -----------                           ----------    -------------    ----------
1995
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.............................................      $719           $  71           $790
                                                               -----           -----          -----
                                                               -----           -----          -----
    --Non-current.........................................      $166           $   8           $174
                                                               -----           -----          -----
                                                               -----           -----          -----
1994
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.............................................      $683           $  36           $719
                                                               -----           -----          -----
                                                               -----           -----          -----
    --Non-current.........................................      $187           $ (21)          $166
                                                               -----           -----          -----
                                                               -----           -----          -----
1993
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.............................................      $578           $ 105           $683
                                                               -----           -----          -----
                                                               -----           -----          -----
    --Non-current.........................................      $209           $ (22)          $187
                                                               -----           -----          -----
                                                               -----           -----          -----

---------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--
    The receivables upon which the above allowances are based are highly diversified by geography, industry, and individual customer. With the growth of the company's working capital financing business in 1995 and 1994, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. The allowances for receivable losses for the year ended 1995, approximate less than three and one-half percent of the company's current receivables and one and one-half percent of the company's non-current receivables. The allowances for the year ended 1994, approximate less than three and one-quarter percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables. The allowances for the year ended 1993, approximate less than three and one-half percent of the company's current receivables and less than two percent of the company's non-current receivables.

                                         EXHIBIT INDEX

REFERENCE NUMBER                                                                    EXHIBIT
PER ITEM 601 OF                                                                    NUMBER IN
 REGULATION S-K                      DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
----------------                     -----------------------                     --------------

       (2)         Plan of acquisition, reorganization, arrangement,             Not applicable
                     liquidation or succession.

       (3)         Certificate of Incorporation and By-laws.

                   The Certificate of Incorporation of IBM is Exhibit VI to
                     Form 10-K for the year ended December 31,1993, and is hereby incorporated by reference.

                   The By-laws of IBM as amended through January 30, 1996.             VI

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

                   The instruments defining the rights of the holders of the 6
                     3/8% Notes due 2000 and the 7 1/2% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement
                     No. 33-49475(1) on Form S-3, filed on May 24, 1993,and
                     are hereby incorporated by reference.

                   The instruments defining the rights of the holders of the 8
                     3/8% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, are hereby incorporated by reference.

                   The instruments defining the rights of the holders of the
                     7% Debentures due 2025 and the 7% Debentures due 2045 are
                     Exhibits 2 and 3 to Form 8-]K, filed on October 30, 1995, and are hereby incorporated by reference.

       (9)         Voting trust agreement.                                       Not applicable

      (10)         Material contracts.

                   A copy of the IBM 1994 Long-Term Performance Plan is
                     contained in Registration Statement No. 33-53777 on Form
                     S-8, filed on May 24, 1994, and is hereby incorporated by reference.

                   Board of Directors compensatory arrangements as described
                     under "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 18, 1996, and is hereby incorporated by reference.

                   The IBM Supplemental Executive Retirement Plan is Exhibit
                     IX to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

                   The IBM Extended Tax Deferred Savings Plan is Exhibit X to
                     Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

                   The IBM Board of Directors Deferred Compensation and Equity         X
                     Award Plan.

                   The IBM Non-Employee Directors Stock Option Plan is
                     Appendix B to IBM's definitive Proxy Statement dated
                     March 14, 1995, and is hereby incorporated by reference.

                   The Employment Agreement for L.V. Gerstner, Jr. is Exhibit
                     19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.

REFERENCE NUMBER                                                                    EXHIBIT
PER ITEM 601 OF                                                                    NUMBER IN
 REGULATION S-K                      DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
----------------                     -----------------------                     --------------
                   Amendment to Employment Agreement for L.V. Gerstner, Jr.            XI
                     dated as of January 1, 1996.

      (11)         Statement re computation of per share earnings.                     I

      (12)         Statement re computation of ratios.                                 II

      (13)         Annual report to security holders.                                 VII

      (18)         Letter re change in accounting principles.                    Not applicable

      (19)         Previously unfiled documents.                                 Not applicable

      (21)         Subsidiaries of the registrant.                                    III

      (22)         Published report regarding matters submitted to vote of       Not applicable
                     security holders.

      (23)         Consents of experts and counsel.                                    IV

      (24)         Powers of attorney.                                                VIII

      (27)         Financial Data Schedule.                                            IX

      (28)         Information from reports furnished to state insurance         Not applicable
                     regulatory authorities.

      (99)         Additional exhibits.                                                V