Form 10-Q
period 1996-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1996-05-14
CIK 51143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               F O R M  1 0 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1996


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

      The registrant has 539,671,178 shares of common stock outstanding at March 31, 1996.

      Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section l3 or l5(d) of the Securities Ex-change Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X      NO
      ________      ________.

                                    INDEX
                                    _____

                                                                         Page
                                                                         ____

    Part I - Financial Information:

       Item 1.  Consolidated Financial Statements

          Consolidated Statement of Operations for the three months
            ended March 31, 1996 and 1995  . . . . . . . . . . . . .       1

          Consolidated Statement of Financial Position at
            March 31, 1996 and December 31, 1995 . . . . . . . . . .       2

          Consolidated Statement of Cash Flows for the three months
            ended March 31, 1996 and 1995. . . . . . . . . . . . . .       4

          Notes to Consolidated Financial Statements . . . . . . . .       5

       Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition  . .       6

    Part II - Other Information  . . . . . . . . . . . . . . . . . .      14

  ITEM 1.

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                 (UNAUDITED)

  (Dollars in millions except for per share amounts)        1996          1995
  Revenue:                                                _______       _______
     Hardware sales                                       $ 7,708       $ 7,727
     Services                                               3,198         2,445
     Software                                               3,037         2,873
     Maintenance                                            1,749         1,821
     Rentals and financing                                    867           869
                                                          _______       _______
  Total revenue                                            16,559        15,735

  Cost:
     Hardware sales                                         5,005         4,795
     Services                                               2,577         1,974
     Software                                                 911         1,005
     Maintenance                                              912           900
     Rentals and financing                                    385           397
                                                          _______       _______
  Total cost                                                9,790         9,071
                                                          _______       _______
  Gross profit                                              6,769         6,664

  Operating expenses:
     Selling, general and administrative                    3,697         3,633
     Research, development and engineering                  1,091           913
     Purchased in-process research and development            435           -
                                                          _______       _______
  Total operating expenses                                  5,223         4,546
                                                          _______       _______
  Operating income                                          1,546         2,118
  Other income, principally interest                          150           246
  Interest expense                                            149           180
                                                          _______       _______
  Earnings before income taxes                              1,547         2,184
  Income tax provision                                        773           895
                                                          _______       _______
  Net earnings                                                774         1,289

  Preferred stock dividends and transaction costs               5            47
                                                          _______       _______
  Net earnings applicable to
     common shareholders                                  $   769       $ 1,242
                                                          =======       =======

  Net earnings per share of common stock                  $  1.41       $  2.12

  Average number of common shares
     outstanding (millions)                                 544.3         585.2

  Cash dividends per common share                         $   .25       $   .25

  (The accompanying notes are an integral part of the financial statements.)

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (UNAUDITED)

                                    ASSETS

  (Dollars in millions)                              At March 31  At December 31
                                                         1996          1995
                                                     ___________  ______________
  Current assets:

   Cash                                              $  1,449        $  1,746

   Cash equivalents                                     4,504           5,513

   Marketable securities - at cost, which
     approximates market                                  443             442

   Notes and accounts receivable - net
     of allowances                                     16,120          17,441

   Sales-type leases receivable                         5,848           5,961

   Inventories, at lower of average cost or market
     Finished goods                                     1,651           1,241
     Work in process                                    5,228           4,990
     Raw materials                                         79              92
                                                     ________        ________
   Total inventories                                    6,958           6,323

   Prepaid expenses and other current assets            3,532           3,265
                                                     ________        ________
  Total current assets                                 38,854          40,691


  Plant, rental machines and other property            43,235          43,981
      Less:  accumulated depreciation                  27,028          27,402
                                                     ________        ________
  Plant, rental machines and other property - net      16,207          16,579

  Software, less accumulated amortization
      (1996, $11,335; 1995, $11,276)                    2,214           2,419

  Investments and sundry assets                        20,491          20,603
                                                     ________        ________
  Total assets                                       $ 77,766        $ 80,292
                                                     ========        ========

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  (Dollars in millions)                            At March 31    At December 31
                                                       1996            1995
                                                   ___________    _____________
  Current liabilities:

    Taxes                                          $   2,134         $  2,634

    Accounts payable and accruals                     15,855           17,445

    Short-term debt                                   12,343           11,569
                                                   _________         ________
  Total current liabilities                           30,332           31,648

  Long-term debt                                       9,604           10,060

  Other liabilities                                   14,156           14,354

  Deferred income taxes                                1,854            1,807
                                                   _________         ________
  Total liabilities                                   55,946           57,869

  Stockholders' equity:

      Preferred stock - par value $.01 per share         253              253
        Shares authorized - 150,000,000
        Shares issued: 1996 -  2,610,711
                       1995 -  2,610,711

      Common stock - par value $1.25 per share         7,816            7,488
        Shares authorized - 750,000,000
        Shares issued: 1996 - 552,000,959
                       1995 - 548,199,013

      Retained earnings                               12,229           11,630

      Translation adjustments                          2,768            3,036

      Treasury stock - at cost                        (1,354)             (41)
        Shares:  1996 -12,329,781
                 1995 -   424,583
      Net unrealized gain on marketable securities       108               57
                                                   _________         ________
  Total stockholders' equity                          21,820           22,423
                                                   _________         ________
  Total liabilities and stockholders' equity       $  77,766         $ 80,292
                                                   =========         ========

  (The accompanying notes are an integral part of the financial statements.)

                 INTERNATIONAL BUSINESS MACHINES CORPORATION
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31:
                                 (UNAUDITED)

  (Dollars in millions)                                       1996        1995
                                                            _______     _______
  Cash flow from operating activities:
    Net earnings                                            $   774     $ 1,289
    Adjustments to reconcile net earnings to cash provided from operating activities:

      Effect of restructuring charges                          (536)       (864)
      Depreciation                                              891       1,033
      Amortization of software                                  323         417
      Purchased in-process research and development             435          --
      Gain on disposition of fixed and other assets            (110)         (7)
      Changes in operating assets and liabilities              (616)        597
                                                            _______     _______
     Net cash provided from operating activities              1,161       2,465

  Cash flow from investing activities:
    Payments for plant, rental machines
      and other property, net of proceeds                      (600)       (567)
    Investment in software                                      (62)       (236)
    Purchases of marketable securities and
      other investments                                        (494)       (399)
    Proceeds from marketable securities and
      other investments                                         137       1,574
    Acquisition of Tivoli Systems, Inc. - net                  (716)         --
                                                            _______     _______
     Net cash (used in) provided from investing activities   (1,735)        372
                                                            _______     _______

  Cash flow from financing activities:
    Proceeds from new debt                                      963         929
    Payments to settle debt                                  (1,458)     (1,915)
    Short-term borrowings less
      than 90 days - net                                        977         572
    Preferred stock transactions-net                             --        (826)
    Common stock transactions - net                          (1,014)       (627)
    Cash dividends paid                                        (141)       (152)
                                                            _______     _______
     Net cash used in financing activities                     (673)     (2,019)
                                                            _______     _______
  Effect of exchange rate changes
    on cash and cash equivalents                                (59)        332
                                                            _______     _______
  Net change in cash and cash equivalents                    (1,306)      1,150

  Cash and cash equivalents at January 1                      7,259       7,922
                                                            _______     _______
  Cash and cash equivalents at March 31                     $ 5,953     $ 9,072
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

  2. Earnings per share amounts were computed by dividing earnings after deduction of preferred stock dividends by the average number of common shares outstanding.

  3. On March 1, 1996 the company acquired all outstanding shares of Tivoli Systems Inc. for approximately $800 million ($716 million in net cash). The company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The company allocated the total purchase price as fol-lows:

  (Dollars in millions)

       Tangible net assets                                 $  41
       Identifiable intangible assets                         60
       Current software products                              39
       Purchased in-process research and development         417
       Goodwill                                              280
       Deferred tax liabilities related to identifiable
          intangible assets                                  (37)
                                                            -----
       Total                                               $ 800
                                                            =====

  Purchased in-process research and development included the value of soft-ware products still in development stage and not considered to have reached technological feasibility. As a result of the valuation, the fairmarket value of the in-process research and development was determined to be $417 million.

  In addition, an acquisition of Object-Technology International, Inc., re-sulted in a valuation of purchased in-process research and development amounting to $18 million, bringing the total amount of purchased in-process research and development to $435 million. In accordance with ap-plicable accounting rules, the $435 million was expensed upon acquisition in the first-quarter of 1996.

  4. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the write-offs of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International Inc. ac-quisitions and the work force separations recorded in the first quarter of 1996. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

  5. Subsequent Events: On April 17, 1996, the company announced that the board of directors had approved a quarterly dividend increase to $.35 per common share from $.25 per common share, payable June 10, 1996 to holders of record May 10, 1996.

  On April 18, 1996, the company filed a prospectus supplement with the Se-curities and Exchange Commission to the original prospectus dated February 7, 1996. More information concerning this filing can be found on page 13 of this Form 10-Q.

  On April 30, 1996, the company's board of directors authorized the company to repurchase up to an additional $2.5 billion of IBM common stock shares. The company plans to buy shares on the open market from time to time, de-pending on market conditions. Since January 31, 1995, the company has re-purchased approximately $6.5 billion of its common stock under prior repurchase authorizations totaling $7.5 billion.

  ITEM  2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ____________________________________
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ________________________________________________
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                  _________________________________________

      The company's first quarter results were good but demonstrated uneven performance. On the positive side, revenue grew in all geographic areas. Services revenue increased 31 percent, continuing to show strong growth. The company completed its merger with Tivoli Systems, Inc., which is a critical part of its software strategy. Shipments of Lotus Notes seats more than tripled over the same period of last year.

       At the same time, the company's hardware revenue and gross profit margin were disappointing, mainly because of product transition in its System/390* and AS/400* product lines. Also, there was weak demand for personal computers in the United States and price pressures in many areas, including semiconductors and storage products.


  Results of Operations
  _____________________

  (Dollars in millions)             Three Months Ended
                                         March 31
                                    __________________
                                      1996       1995
                                    ________   _______

  Revenue                           $ 16,559   $ 15,735
  Cost                                 9,790      9,071
                                    ________   ________
  Gross profit                      $  6,769   $  6,664
  Gross profit margin                   40.9%      42.4%
  Net earnings                      $    774   $  1,289

  Results of Operations - (continued)
  ___________________________________

       The company recorded first-quarter 1996 earnings of $774 million or $1.41 per common share, compared with $1,289 million or $2.12 per common share in the first quarter of 1995. The company's first-quarter 1996 re-sults included a charge of $236 million ($.27 per common share) for work force separation costs and a charge of $435 million ($.80 per common share) relating to a non-recurring, non-tax deductible charge for pur-chased in-process research and development in connection with the acquisi-tion of Tivoli Systems Inc. ($417 million) and Object Technology International Inc. ($18 million). Excluding these items, the company's ad-justed earnings per common share was $2.48. The average number of common shares outstanding for the period was 544.3 million in 1996 versus 585.2 million in 1995.

       Reported revenue grew in all geographic areas in the first quarter. Revenue from the United States totaled $6.2 billion, an increase of 1.7 percent from last year's first quarter. Revenue from Europe/Middle East/Africa was $5.6 billion, an increase of 3.9 percent over the compara-ble period of last year, while revenue from Asia-Pacific was $3.3 billion, an increase of 11.4 percent. Revenue from Latin America totaled $684 million, a year-over-year increase of 4.1 percent. Revenue from Canada was $755 million, an increase of 23.0 percent over first quarter 1995.

       Currency had an approximately 1-percentage-point negative effect on revenue results in the first quarter. This negative effect was princi-pally a result of the U.S. dollar strengthening against the Japanese yen year over year.

       Total expenses increased 16.6 percent year over year, largely as a result of charges for work force separations and the software acquisi-tions.

  Hardware Sales
  ______________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______

  Total revenue                       $ 7,708    $ 7,727
  Total cost                            5,005      4,795
                                      _______    _______
  Gross profit                        $ 2,703    $ 2,932
  Gross profit margin                    35.1%      37.9%

  ___________________________________

       Personal computer client revenue increased year over year, with growth in Europe and Asia partially offset by weakness in the United States. The weakness in the United States was partially due to rebalanc-ing of inventories between dealers and the company. The rebalancing re-sulted in lower inventory levels for the dealers due to less restocking and therefore lower revenue for the company during the first quarter of 1996. RISC System/6000* revenue also increased compared with the first quarter of last year. OEM revenue grew, but at a much lower rate than the first quarter of 1995. The semiconductor products faced steep drops in memory prices and low-end storage products are facing capacity con-straints. AS/400 server revenue declined from the year-earlier period due to continuing transitions to new models. System/390 server revenue de-clined primarily as a result of year-over-year price and volume reductions in older bipolar technology. Storage product revenue also fell from the same period of last year.

       Hardware sales gross profit dollars decreased 7.8 percent when com-pared to the first quarter of 1995. The decrease was primarily driven by a change in the mix of products being sold, away from System/390 server content to more revenue from consumer personal computers which have a lower gross profit margin. In addition, downward price pressures contin-ued on System/390 servers, RAMAC* 2 storage product and personal comput-ers.


  Services Other Than Maintenance
  _______________________________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______

  Total revenue                       $ 3,198    $ 2,445
  Total cost                            2,577      1,974
                                      _______    _______
  Gross profit                        $   621    $   471
  Gross profit margin                    19.4%      19.3%

       Services revenue increased 30.8 percent, when compared to the first quarter of 1995. The increase was driven by strong growth across all cat-egories of service offerings. Services gross profit dollars increased
  31.8 percent over the first quarter of 1995.

  Software
  ________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______

  Total revenue                       $ 3,037    $ 2,873
  Total cost                              911      1,005
                                      _______    _______
  Gross profit                        $ 2,126    $ 1,868
  Gross profit margin                    70.0%      65.0%

  ___________________________________

       Revenue from software increased 5.7 percent from the first quarter of 1995. The increase was primarily driven by products offered by Lotus whose revenue was included in the first quarter of 1996 results, but not the first-quarter 1995 results.

       Software gross profit dollars increased 13.8 percent from the first quarter of 1995. This increase was primarily driven by the company's shift towards a more iterative software development process which results in expensing a larger percentage of software development spending and cap-italizing less. This also results in lower amortization costs and im-proved software margins, with a corresponding increase in research, development and engineering expense.

  Maintenance
  ___________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______

  Total revenue                       $ 1,749    $ 1,821
  Total cost                              912        900
                                      _______    _______
  Gross profit                        $   837    $   921
  Gross profit margin                    47.8%      50.6%

       Maintenance revenue decreased 4.0 percent from the first quarter of 1995. The gross profit dollars decreased 9.1 percent when compared to the first quarter of 1995. Maintenance revenue and gross profit margins con-tinue to be adversely affected by the competitive environment and result-ing pricing pressures on maintenance offerings.

  Rentals and Financing
  _____________________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______
  Total revenue                       $   867    $   869
  Total cost                              385        397
                                      _______    _______
  Gross profit                        $   482    $   472
  Gross profit margin                    55.6%      54.4%

       Rentals and financing revenue was essentially flat when compared to the same period in 1995. Gross profit dollars increased 2.1 percent from the first quarter of 1995.

  ___________________________________

  Expenses
  ________

  (Dollars in millions)               Three Months Ended
                                          March 31
                                      __________________
                                        1996       1995
                                      _______    _______

  Selling, general and
     administrative                   $ 3,697    $ 3,633
  Percentage of revenue                  22.3%      23.1%
                                      ________   _______
  Research, development and
     engineering                      $  1,091   $   913
  Percentage of revenue                    6.6%      5.8%

       Selling, general and administrative expense increased 1.8 percent from first quarter 1995. The first-quarter 1996 results included a $236 million charge for work force separation charges. Excluding this charge, selling, general and administrative expense would have decreased by 4.8 percent.

       Research, development and engineering expense increased 19.4 percent from the first quarter of 1995. This increase was due to the acquisition of Lotus and its expenses being included in the first quarter 1996 re-sults, as well as lower capitalization rates for software development in 1996 versus 1995, which increases research, development and engineering expense, while improving the software gross profit margin.

       The first-quarter 1996 results included a non-tax deductible charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems Inc. and Object Technol-ogy International, Inc. This amount has been separately identified on the company's Consolidated Statement of Operations.

       Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $374 million for the first quarter of 1996. Of this amount, $7 million was capitalized.

       The effective tax rate for the three months of 1996 was 50.0 percent versus 41.0 percent for the same period in 1995. This increase was a re-sult of the $435 million charge associated with the Tivoli Systems Inc. and Object Technology International Inc. acquisitions, which does not give rise to a tax benefit. Excluding this charge, the effective tax rate from operations would have been 39.0 percent for the first quarter of 1996. This was a decline of 2.0 points from the prior year and was primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

  Financial Condition
  ___________________

       The Consolidated Statement of Financial Position at March 31, 1996 was impacted by a number of actions taken by the company during the first quarter of 1996, including expenditures of $1.3 billion for the repurchase of common stock, $1.0 billion net cash for the acquisitions of Tivoli Sys-tems Inc., Object Technology International, Inc., Data Sciences Limited and others, and $.5 billion in work force separation payments relating to restructuring programs announced in prior years.

  Working Capital
  _______________

  (Dollars in millions)             At March 31     At December 31
                                       1996             1995
                                    ____________    ______________

  Current assets                      $ 38,854         $ 40,691
  Current liabilities                   30,332           31,648
                                      ________         ________
     Working capital                  $  8,522         $  9,043

       Total current assets declined $1.8 billion from year-end 1995 with declines in total cash, cash equivalents, and marketable securities of $1.3 billion and accounts receivable of $1.4 billion, offset by increases of $.6 billion in inventories and $.3 billion in prepaid expenses. The decline in total cash, cash equivalents, and marketable securities results primarily from the stock repurchases, strategic acquisitions, and work force separation payments, offset by cash generated from operations. The decrease in accounts receivable is attributable to the lower volumes normally associated with the first quarter. Inventories have generally increased to meet anticipated second quarter demand, primarily in microe-lectronics; while the increase in prepaid expenses is due to the normal increase in deferred account and prepaid activity from year-end levels.

       Total current liabilities declined $1.3 billion from December 31, 1995, with declines of $2.1 billion in accruals, taxes and accounts paya-ble, offset by an increase of $.8 billion in short-term debt. The de-crease in accruals, taxes and accounts payable relates to the seasonal decline in these balances from their normally higher year-end levels. The increase in short-term debt results largely from the reclassification of long-term debt, as well as an increase in debt to maintain a constant lev-erage within customer financing.

  Investments
  ___________

       The company's capital expenditures for plant, rental machines and other property were approximately $1.0 billion for the three months ended March 31, 1996, an increase of approximately $.2 billion from the compara-ble 1995 period.

       In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.1 billion of software costs during the three months ended March 31, 1996, down $.1 billion from the amount capitalized in the comparable 1995 period. Amortization of capitalized software costs amounted to $.3 billion during first quarter of 1996 versus $.4 billion for the comparable 1995 period.

  _________________________________

       Investments and sundry assets were $20.5 billion at March 31, 1996, a decrease of $.1 billion from December 31, 1995, resulting from a decrease of $.7 billion in non-current sales-type leases, offset by increases of $.3 billion in investments in business alliances and $.3 billion in good-will relative to the acquisition of Tivoli Systems, Inc.

  Long Term Liabilities and Stockholders' Equity
  ______________________________________________

       Long-term debt was $9.6 billion at March 31, 1996, a decrease of $.5 billion from year-end 1995, due to the reclassification of long-term debt to short-term. Other non-current liabilities at March 31, 1996, of $14.2 billion decreased $.2 billion from December 31, 1995, primarily the re-sults of a stronger U.S. dollar versus the majority of worldwide curren-cies.

       Stockholders' equity declined from $22.4 billion at December 31, 1995 to $21.8 billion, resulting from $1.3 billion in common stock repurchases and a $.2 billion decline in equity translation adjustments, offset by $.3 billion in the exercise of stock options and an increase of $.6 billion in retained earnings.

  Cash Flow
  _________

  (Dollars in millions)                     Three Months Ended
                                                 March 31
                                            __________________
                                              1996       1995
                                            _______    _______

  Net cash provided from (used in):
     Operating activities                   $ 1,161    $ 2,465
     Investing activities                    (1,735)       372
     Financing activities                      (673)    (2,019)

  Effect of exchange rate changes
     on cash and cash equivalents               (59)       332
                                            _______    _______

  Net change in cash and cash equivalents   $(1,306)   $ 1,150
                                            _______    _______

       For the three months ended March 31, 1996, the company had an overall net decrease in cash and cash equivalents of $1.3 billion compared to a net increase of $1.2 billion for the same period in 1995.

        _________________________________

             Net  cash  provided  from operating activities was $1.2 billion for the three months ended March 31, 1996, versus $2.5 billion in the comparable period of 1995. The period-to-period decrease in cash flow from operations is primarily a result of lower cash in-flows relative to net changes in operating assets and liabilities in the 1996 period, partially offset by lower work force separation payments in the first quarter of 1996.

             Net cash used in investing activities was $1.7 billion for the three month period ended March 31, 1996, compared to a $.4 billion net source of funds in the comparable 1995 period. The increase in funds utilized in investing activities is attributable to the compa-ny's strategic acquisitions (including Tivoli Systems, Inc., Object Technology International, Inc., and Data Sciences Limited), and lower capitalization of software development in the 1996 period. Additionally, there were substantially less proceeds from the sale of marketable securities and other investments during the first quarter of 1996 versus the comparable 1995 period.

             Net cash used in financing activities amounted to $.7 billion for the three months ended March 31, 1996. This decrease of $1.3 billion from the comparable 1995 period was the result of decreased preferred stock repurchase activity partially offset by increased common stock transactions in the 1996 period. Additionally, overall debt financing activities provided $.5 billion in cash during the first quarter of 1996 versus cash utilization of $.4 billion during the comparable 1995 period.

        Liquidity
        _________

             At March 31, 1996, the company had a net balance of $1.1 billion in assets under management from the securitization of lease and trade receivables.

             On February 7, 1996, a universal shelf registration filed by the company with the Securities and Exchange Commission to register up to $2.0 billion of debt and equity securities became effective. Subsequently, on April 18, 1996, the company filed a prospectus sup-plement to the original prospectus dated February 7, 1996, permit-ting the company to offer up to $2.0 billion of such securities as medium-term notes due one year or more from the date of issue. The company intends to use the net proceeds from the sale of these secu-rities, if and when issued, for general corporate purposes.

                    Part II - Other Information
                    ___________________________

Item 6(a). Exhibits
___________________

Exhibit Number
______________

      10     IBM Extended Tax Deferred Savings Plans amended and restated
             effective January 1, 1996.
      11     Statement re: computation of per share earnings.
      12     Statement re: computation of ratios.
      99     Supplemental Consolidated Statement of Operations schedule.

Item 6(b). Reports on Form 8-K

    A Form 8-K dated February 8, 1996, was filed to incorporate by reference into Registration Statement No. 33-65119 on Form S-3, ef-fective February 7, 1996, the Form of the Floating Non-Redeemable Medium Term Note, the Form of the Floating Redeemable Medium Term Note, the Form of the Fixed Rate Redeemable Medium Term Note, the Form of the Floating Non-Redeemable Medium Term Note and the Form of the Fixed Rate Redeemable Medium Term Note as they relate to the $2,000,000,000 aggregate initial offering price of Medium Term Notes of the Registrant. No financial statements were filed with the Form 8-K.


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



                International Business Machines Corporation
                ___________________________________________
                                (Registrant)


  Date:  May 14, 1996


  By:


                           G. Richard Thoman
             _________________________________________________
                           G. Richard Thoman
             Senior Vice President and Chief Financial Officer



  * S/390, AS/400, RISC System/6000 and RAMAC are trademarks of the International Business Machines Corporation.