Form 10-Q
period 1996-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1996-08-12
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1996


                                     1-2360
                             -----------------------

                            (Commission file number)




                   INTERNATIONAL BUSINESS MACHINES CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


     New York                                               13-0871985
- -------------------------                              --------------------
 (State of incorporation)                   (IRS employer identification number)


      Armonk, New York                                             10504
- ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)


                                  914-765-1900
                             ----------------------
                         (Registrant's telephone number)

  The registrant has 527,493,928 shares of common stock outstanding at June 30, 1996.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
    -------       ---------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

     Consolidated Statement of Operations for the three and six months
        ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . .        1

     Consolidated Statement of Financial Position at June 30, 1996 and
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . .        2

     Consolidated Statement of Cash Flows for the six months ended June 30,
        1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .        4

     Notes to Consolidated Financial Statements . . . . . . . . . . .        5

  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition  . . . . . . . . . . .        6

Part II - Other Information . . . . . . . . . . . . . . . . . . . . .       14

ITEM 1.          INTERNATIONAL BUSINESS MACHINES CORPORATION
                      AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)

(Dollars in millions)                Three Months Ended     Six Months Ended
                                           June 30               June 30
                                     ------------------     ----------------

                                      1996        1995       1996       1995
                                      ----        ----       ----       ----
Revenue:
   Hardware sales                     8,576     $ 8,659   $ 16,284   $ 16,386
   Services                           3,734       3,041      6,932      5,486
   Software                           3,195       3,072      6,232      5,945
   Maintenance                        1,754       1,877      3,503      3,698
   Rentals and financing                924         882      1,791      1,751
                                    -------     -------    -------    -------

Total revenue                        18,183      17,531     34,742     33,266

Cost:
   Hardware sales                     5,715       5,190     10,720      9,985
   Services                           2,959       2,386      5,536      4,360
   Software                           1,009       1,066      1,921      2,071
   Maintenance                          915         868      1,827      1,768
   Rentals and financing                394         390        778        787
                                    -------     -------     ------     ------

Total cost                           10,992       9,900     20,782     18,971
                                    -------     -------     ------     ------

Gross profit                          7,191       7,631     13,960     14,295
Operating expenses:
   Selling, general and
   administrative                     3,889       3,883      7,586      7,516
   Research, development and
   engineering                        1,116         974      2,207      1,887
   Purchased in-process research
   and development                       --          --        435         --
                                    -------     -------     ------     ------

Total operating expenses              5,005       4,857     10,228      9,403

Operating income                      2,186       2,774      3,732      4,892
Other income, principally interest      193         238        343        484
Interest expense                        205         188        354        368
                                    -------     -------     ------     ------

Earnings before income taxes          2,174       2,824      3,721      5,008
Income tax provision                    827       1,108      1,600      2,003

Net earnings                          1,347       1,716      2,121      3,005
                                    -------     -------     ------     ------
Preferred stock dividends and
transaction costs                         5           5         10         52
                                    -------     -------     ------     ------

Net earnings applicable to
common shareholders                 $ 1,342     $ 1,711    $ 2,111    $ 2,953
                                    =======     =======    =======    =======

Net earning per share of
common stock                        $  2.51     $  2.97    $  3.92    $  5.09
Average number of common
shares outstanding (millions)         533.9       575.4      539.1      580.3
Cash dividends per common share     $   .35     $   .25    $   .60    $   .50


(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

                                                     At June 30  At December 31
(Dollars in millions)                                   1996          1995
                                                      --------      --------

Current assets:

   Cash                                                $ 1,634      $ 1,746

   Cash equivalents                                      4,262        5,513

   Marketable securities at cost, which
      approximates market                                  481          442

   Notes and accounts receivable -
      net of allowances                                 16,246       17,441

   Sales-type leases receivable                          5,673        5,961

   Inventories, at lower of average cost or market
      Finished goods                                     1,269        1,241
      Work in process                                    5,389        4,990
      Raw materials                                         62           92
                                                      --------     --------

   Total inventories                                     6,720        6,323

   Prepaid expenses and other current assets             3,920        3,265
                                                      --------     --------

   Total current assets                                 38,936       40,691



Plant, rental machines and other property               42,810       43,981
   Less: Accumulated depreciation                       26,473       27,402
                                                      --------     --------

Plant, rental machines and other property - net         16,337       16,579

Software, less accumulated
   amortization (1996, $11,571; 1995, $11,276)           1,933        2,419

Investments and sundry assets                           20,268       20,603
                                                      --------     --------

Total assets                                          $ 77,474     $ 80,292
                                                      ========     ========

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               At June 30    At December 31
(Dollars in millions)                             1996            1995
                                               ----------     ------------

Current liabilities:

  Taxes                                         $ 2,174         $ 2,634

  Accounts payable and accruals                  14,875          17,445

  Short-term debt                                13,580          11,569
                                               --------         -------


Total current liabilities                        30,629          31,648

Long-term debt                                    9,478          10,060

Other liabilities                                14,022          14,354

Deferred income taxes                             1,817           1,807
                                               --------         -------


Total liabilities                                55,946          57,869

Stockholders' equity:

  Preferred stock - par value $.01 per share        253             253
    Shares authorized:     150,000,000
    Shares issued: 1996 -    2,610,711
                   1995 -    2,610,711

  Common stock - par value $1.25 per share        7,921           7,488
    Shares authorized:    750,000,000
    Shares issued: 1996 - 552,784,273
                   1995 - 548,199,013

  Retained earnings                              13,331          11,630

  Translation adjustments                         2,567           3,036

  Treasury stock - at cost                      (2,699)            (41)
    Shares: 1996 - 25,290,346
            1995 -    424,583

  Net unrealized gain on marketable securities      155              57
                                                -------         -------

Total stockholders' equity                       21,528          22,423
                                                -------         -------

Total liabilities and stockholders' equity     $ 77,474        $ 80,292
                                               ========        ========


(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30:
                                   (UNAUDITED)

(Dollars in millions)                             1996           1995
                                               ----------     ----------

Cash flow from operating activities:
  Net earnings                                      $ 2,121       $ 3,005
  Adjustments to reconcile net earnings to cash provided from operating activities:

  Effect of restructuring charges                      (865)       (1,381)
  Depreciation                                        1,824         1,960
  Amortization of software                              688           792
  Purchased in-process research and development         435            --
  Gain on disposition of fixed and other assets        (163)          (68)
  Changes in operating assets and liabilities        (1,297)          334
                                                   --------       -------

  Net cash provided from operating activities         2,743         4,642
                                                   --------       -------

Cash flow from investing activities:
  Payments for plant, rental machines
  and other property, net of proceeds                (1,724)       (1,202)
  Investment in software                               (125)         (482)
  Purchases of marketable securities and
  other investments                                    (710)         (786)
  Proceeds from marketable securities and
  other investments                                     232         2,561
  Acquisition of Tivoli Systems, Inc. - net            (716)           --
                                                   --------      --------

  Net cash (used in) provided from investment
  activities                                         (3,043)           91
                                                   --------      --------

  Cash flow from financing activities:
  Proceeds from new debt                              2,279         2,845
  Payments to settle debt                            (2,474)       (4,515)
  Short-term borrowings less
  than 90 days - net                                  1,938         1,460
  Preferred stock transactions - net                     --          (854)
  Common stock transactions - net                    (2,319)       (1,829)
  Cash dividends paid                                  (333)         (301)
                                                   --------      --------

  Net cash used in financing activities                (909)       (3,194)
                                                   --------      --------

  Effect of exchange rate changes
  on cash and cash equivalents                         (154)          432
                                                   --------      --------

Net change in cash and cash equivalents              (1,363)        1,971

Cash and cash equivalents at January 1                7,259         7,922
                                                   --------      --------

Cash and cash equivalents at June 30                $ 5,896       $ 9,893
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

3. A supplemental Consolidated Statement of Operations schedule has been provided, for information purposes only, to exclude the effects of the write-offs of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International Inc. acquisitions recorded in the first quarter of 1996. The supplemental statement is shown in exhibit 99 on page 20. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Operations.

4. Subsequent Event: On July 2, 1996, the company announced it had reached agreement with the United States Department of Justice to terminate within five years all remaining provisions of the Consent Decree first entered into in 1956 by the company and the U.S. Government.

    This agreement is subject to approval and entry of an order by U.S. District Court Judge Allen G. Schwartz following a period of public comment.

    The company and the Department of Justice have agreed to terminate some of the provisions as soon as Judge Schwartz's order is entered, and some within six months of the order. The remaining provisions applying to the AS/400* will be terminated four years from July 2, 1996. All remaining provisions applying to the S/390* will be terminated within five years.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                -------------------------------------------------
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                ------------------------------------------------

     The company's second quarter results were largely affected by a few short-term factors, particularly a sharp drop in memory prices and currency. Currency negatively impacted revenue by about 5 percentage points in the second quarter of 1996 when compared with the prior year quarter and had approximately a $.33 earnings-per-share negative effect. This was principally due to the strength of the U.S. dollar against the Japanese yen, and to a lesser extent, against the German deutsche mark.

     Services revenue continued to show strong growth increasing 23 percent, while software revenue grew 4 percent. Hardware sales revenue declined about 1 percent from the same period last year. Personal computers, RISC System/6000* and AS/400 revenues all grew year-over-year.

Results of Operations
- ---------------------

(Dollars in millions)  Three Months Ended       Six Months Ended
                             June 30                 June 30
                       ------------------       ----------------

                        1996        1995        1996         1995
                      --------    --------    --------     --------

Revenue              $ 18,183    $ 17,531    $ 34,742     $ 33,266
Cost                   10,992       9,900      20,782       18,971
                     --------     -------    --------     --------

Gross profit          $ 7,191     $ 7,631    $ 13,960     $ 14,295
Gross profit margin      39.5%       43.5%       40.2%        43.0%
Net earnings          $ 1,347     $ 1,716     $ 2,121      $ 3,005

     The company recorded second quarter 1996 earnings of $2.51 per common share, compared with $2.97 per common share, in the second quarter of last year. Total revenue increased 3.7 percent over the same period of 1995 to $18.2 billion. The average number of common shares outstanding for the period was 533.9 million in 1996 versus 575.4 million in 1995.

     Net earnings for the six months ended June 30, 1996 were $3.92 per common share, compared with earnings of $5.09 per common share in the first six months of 1995. The company's first quarter 1996 results included a charge of $435 million ($.80 per common share) relating to a non-recurring non-tax deductible charge for purchased in-process research and development in connection with the acquisition of Tivoli Systems Inc. ($417 million) and Object Technology International Inc. ($18 million). Excluding this item, the company's adjusted earnings per common share was $4.72 for the first six months of 1996. Total revenue for the six months ended June 30, 1996 was up 4.4 percent from the prior year to $34.7 billion. The average number of common shares outstanding for the period was 539.1 million in 1996 versus 580.3 million in 1995.

Results of Operations - (continued)
- -----------------------------------

     Revenue from the United States for the first half of 1996 totaled $7.1 billion, an increase of 10.7 percent from the same period of last year. Revenue from Europe/Middle East/Africa totaled $6.0 billion, down 2.5 percent year-over-year, while Asia-Pacific revenue was $3.6 billion which is essentially flat compared with the same period of 1995. Revenue from Latin America was $786 million, up 5.9 percent, while revenue from Canada grew 10.8 percent to $730 million when compared with the same period of 1995.

     Excluding the effects of currency, Asia-Pacific revenue grew approximately 19 percent, Latin America revenue increased 6 percent, Canadian revenue grew 8 percent, while European revenue climbed 2 percent year-over-year.

     Total expenses grew 4.4 percent compared with last year's second quarter, primarily because of increased spending due to acquisitions and investments made by the company in 1995 and 1996. Excluding these types of investments, total expenses would have decreased approximately 8 percent year-over-year. In addition, currency benefitted total expense by approximately $170 million in the second quarter of 1996.

Hardware Sales
- --------------

(Dollars in millions)       Three Months Ended    Six Months Ended
                                  June 30              June 30
                            ------------------    ----------------

                              1996      1995      1996      1995
                            --------  --------  --------  --------

Total revenue               $ 8,576   $ 8,659  $ 16,284  $ 16,386
Total cost                    5,715     5,190    10,720     9,985
                            -------   -------  --------  --------

Gross profit                $ 2,861   $ 3,469   $ 5,564   $ 6,401
Gross profit margin            33.4%     40.1%     34.2%     39.1%

     Revenue from hardware sales for the second quarter and first six months of 1996 decreased 1.0 percent and .6 percent, respectively, over comparable periods in 1995. The second quarter and first six-months revenue were negatively affected by currency by approximately 5 and 4 percentage points, respectively, in 1996.

     Personal computer client and server revenue increased year-over-year for both the second quarter and first six months of 1996, with all geographies showing growth year-over-year.

     AS/400 server revenue increased on both a second-quarter and six months basis when compared to the same periods in 1995, as shipments of new models increased in volume during the second quarter. RISC System/6000 revenue showed strong growth both on a second quarter and first six months basis, when compared to the same periods of 1995.

Results of Operations - (continued)
- -----------------------------------

     These increases were offset by a decline in System/390 server revenue both on a second quarter and six months basis, when compared to the same periods in 1995. OEM hardware revenue decreased year-over-year for both the second quarter and first six months of 1996. This decrease was primarily a result of lower prices associated with memory products which have dropped significantly during the first six months of 1996. Storage products revenue also fell for the second quarter and first six months of 1996 when compared to the same periods of 1995.

     Hardware sales gross profit for the second quarter and first six months of 1996 decreased 17.5 percent and 13.1 percent, respectively, over comparable periods in 1995. These decreases were driven by a shift in revenue mix away from higher margin products to personal computer products which have a lower margin, as well as price reductions associated with memory products. In addition, most other hardware products continue to be affected by competitive pricing pressures.

Services Other Than Maintenance
- -------------------------------

(Dollars in millions)  Three Months Ended       Six Months Ended
                             June 30                 June 30
                        -----------------        ---------------

                        1996       1995        1996          1995
                      --------   --------    --------      --------

Total revenue         $ 3,734    $ 3,041     $ 6,932       $ 5,486
Total cost              2,959      2,386       5,536         4,360
                      -------    -------     -------       -------

Gross profit          $   775    $   655     $ 1,396       $ 1,126
Gross profit margin      20.8%      21.5%       20.1%         20.5%

     Services revenue increased 22.8 percent and 26.4 percent, respectively, in the second quarter and first six months of 1996, when compared to the same
period of last year.    Services revenue was negatively affected by currency by
approximately 6 and 4 percentage points, respectively, in the second quarter and first six months of 1996. The revenue increases were primarily driven by continued growth in outsourcing for both system and networking activity as well as systems integration.

     Services gross profit increased in the second quarter and first six months of 1996 by 18.3 percent and 24.0 percent, respectively, when compared to year-ago periods.

Results of Operations - (continued)
- ------------------------------------

Software
- --------

(Dollars in millions)   Three Months Ended       Six Months Ended
                              June 30                 June 30
                        -------------------    --------------------
                         1996         1995       1996         1995
                        ------       ------    -------      -------

Total revenue          $ 3,195     $ 3,072     $ 6,232      $ 5,945
Total cost               1,009       1,066       1,921        2,071
                       -------     -------     -------      -------

Gross profit           $ 2,186     $ 2,006     $ 4,311      $ 3,874
Gross profit margin       68.4%       65.3%       69.2%        65.2%

     Revenue from software for the second quarter and first six months of 1996 increased 4.0 percent and 4.8 percent, respectively, over comparable periods in 1995. The second-quarter and first-six months' results were negatively affected by currency by approximately 5 and 3 percentage points, respectively, in 1996. These increases were primarily driven by products offered by Lotus whose revenue was included in 1996 results, but not in 1995 results, as well as strong growth in other distributed software products. The increases were somewhat offset by lower host-based computer software revenue associated with System/390 and AS/400.

     Software gross profit for the second quarter and first six months of 1996 increased 9.0 percent and 11.3 percent, respectively, versus the same periods in 1995. These increases were primarily driven by the company's shift toward a more iterative software development process which results in expensing a larger percentage of software development spending and capitalizing less. This also results in lower amortization costs and improved software margins, with a corresponding increase in research, development and engineering expense.

Maintenance
- -----------

(Dollars in millions)     Three Months Ended   Six Months Ended
                                June 30             June 30
                           -----------------   ----------------

                           1996        1995       1996       1995
                         --------    --------   --------   --------

Total revenue            $ 1,754     $ 1,877    $ 3,503    $ 3,698
Total cost                   915         868      1,827      1,768
                         -------     -------    -------    -------

Gross profit             $   839     $ 1,009    $ 1,676    $ 1,930
Gross profit margin         47.8%       53.8%      47.8%      52.2%

     Maintenance revenue for the second quarter and first six months of 1996 decreased 6.5 percent and 5.3 percent, respectively, over comparable periods in 1995. The second-quarter and first six-months' revenue were negatively affected by currency by approximately 5 and 3 percentage points, respectively, in 1996. Maintenance gross profit decreased 16.8 percent and 13.2 percent, respectively, in the second quarter and first six months of 1996, when compared to the same periods of 1995. Maintenance revenue and gross profit margin continue to be affected by the competitive environment and resulting pricing pressures on maintenance offerings.

Results of Operations - (continued)
- ------------------------------------

Rentals and financing
- ---------------------

(Dollars in millions)      Three Months Ended       Six Months Ended
                                June 30                  June 30
                           -----------------        ----------------

                            1996        1995        1996          1995
                          --------    --------   --------      --------

Total revenue             $   924     $   882     $ 1,791      $ 1,751
Total cost                    394         390         778          787
                          -------      ------     -------      -------

Gross profit              $   530     $   492     $ 1,013      $   964
Gross profit margin          57.4%       55.7%       56.6%        55.0%

     Revenue from rentals and financing for the second quarter and first six months of 1996 increased 4.7 percent and 2.3 percent, respectively, over comparable periods in 1995. The second quarter and first six months revenue were negatively affected by currency by approximately 5 and 3 percentage points, respectively, in 1996. The 1996 results reflect an increase in new financing originations versus 1995.

     Rentals and financing gross profit increased 7.7 percent and 5.1 percent, respectively, for the second quarter and first six months of 1996, when compared to the same periods of the prior year. These increases were a reflection of lower interest rates and changing country mix.

Expenses
- --------

(Dollars in millions)        Three Months Ended        Six Months Ended
                                   June 30                  June 30
                               ---------------           -------------

                             1996         1995         1996         1995
                           --------     --------     --------     --------

Selling, general and
  administrative           $ 3,889      $ 3,883      $ 7,586      $ 7,516
Percentage of revenue         21.4%        22.2%        21.8%        22.6%

Research, development and
  engineering              $ 1,116      $   974      $ 2,207      $ 1,887
Percentage of revenue          6.1%         5.6%         6.4%         5.7%

     Selling, general and administrative expense for the second quarter and first six months of 1996 increased .2 percent and .9 percent, respectively, from the same periods in 1995. The increases were a result of spending associated with new acquisitions and investments made by the company in 1995 and 1996. In addition, the second quarter and first six months of 1996 results included $77 million and $313 million, respectively, for expense associated with work force separation charges.

Results of Operations - (continued)
- -----------------------------------

     Research, development and engineering expense, increased 14.6 percent and
17.0 percent, respectively, for the second quarter and first six months of 1996, when compared to the same periods of 1995. These increases were primarily due to the acquisition of Lotus with its expenses being included in the 1996 results, as well as lower capitalization rates for software development in 1996 versus 1995. This lower rate has the effect of increasing research, development and engineering expense, while improving the software gross profit margin.

     The first six-months 1996 results included a non-tax deductible charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems, Inc. and Object Technology International, Inc. in the first quarter of 1996. This amount has been separately identified on the company's Consolidated Statement of Operations.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $405 million and $779 million for the second quarter and first six months of 1996, respectively. Of these amounts, $7 million for the second quarter and $14 million for the first six months were capitalized.

     The effective tax rate for the quarter ended June 30, 1996, was 38.1 percent, versus 39.2 percent for the same period in 1995. The decrease is primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

     The effective tax rate for the first six months of 1996 was 43.0 percent, versus 40.0 percent for the same period in 1995. The increase was a result of the $435 million charge associated with Tivoli Systems Inc. and Object Technology Inc. acquisitions in the first quarter of 1996, that do not give rise to a tax benefit. Excluding this charge, the effective tax rate for the first six months of 1996 would have been 38.5 percent, a decline of 1.5 points from the prior year. This decrease was a result of the same factors that impacted the second quarter effective tax rate.

Financial Condition
- -------------------

     During the first half of 1996, the company took a number of actions which are reflected in the Consolidated Statement of Financial Position at June 30, 1996. These include expenditures of $2.6 billion for the repurchase of common stock, $1.0 billion net cash for the acquisitions of Tivoli Systems Inc., Object Technology International, Inc., Data Sciences Limited and others, and $.9 billion in work force separation payments relating to restructuring programs announced in prior years.

Financial Condition - (continued)
- ----------------------------------

Working Capital
- ---------------

(Dollars in millions)       At June 30     At December 31
                               1996             1995
                            ----------       ----------

Current assets              $ 38,936          $ 40,691
Current liabilities           30,629            31,648
                            --------          --------

Working capital              $ 8,307           $ 9,043

     Total current assets declined $1.8 billion from year-end 1995 with declines in total cash, cash equivalents, and marketable securities of $1.3 billion and accounts receivable of $1.5 billion, offset by increases of $.4 billion in inventories and $.6 billion in prepaid expenses. The decline in total cash, cash equivalents, and marketable securities results primarily from the stock repurchases, strategic acquisitions, and work force separation payments, offset by cash generated from operations. The decrease in accounts receivable is attributable to collection of traditionally higher year-end accounts receivable balances. The increase in inventories is primarily due to a softening in demand for microelectronic memory products; while the increase in prepaid expenses is due to the normal increase in these balances from year-end levels.

     Total current liabilities declined $1.0 billion from December 31, 1995, with declines of $3.0 billion in accruals, taxes and accounts payable, offset by an increase of $2.0 billion in short-term debt. The decrease in accruals, taxes and accounts payable relates to the seasonal decline in these balances from their normally higher year-end levels, while short-term debt increased in support of customer financing.

Investments
- -----------

     The company's capital expenditures for plant, rental machines and other property were approximately $2.3 billion for the six months ended June 30, 1996, an increase of approximately $.6 billion from the comparable 1995 period, driven primarily by continued investment in the company's microelectronics and outsourcing businesses.

     In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.1 billion of software costs during the six months ended June 30, 1996, versus the $.5 billion capitalized in the comparable 1995 period. Amortization of capitalized software costs amounted to $.7 billion during the first half of 1996 versus $.8 billion for the comparable 1995 period.

     Investments and sundry assets were $20.3 billion at June 30, 1996, a decrease of $.3 billion from December 31, 1995, resulting from a decrease of $.7 billion in non-current sales-type leases, and $.5 billion in deferred tax and other assets, offset by increases of $.3 billion in investments in business alliances, $.3 billion in goodwill related to the acquisition of Tivoli Systems, Inc., and $.3 billion in prepaid pension cost.

Financial Condition - (continued)
- ---------------------------------

Long Term Liabilities and Stockholders' Equity
- ----------------------------------------------

     Other non-current liabilities at $14.0 billion decreased $.3 billion from December 31, 1995, primarily the result of currency re-valuations.

     Stockholders' equity declined from $22.4 billion at December 31, 1995 to $21.5 billion, resulting from $2.6 billion in common stock repurchases and a $.5 billion decline in equity translation adjustments, offset by $.4 billion in the exercise of stock options and an increase of $1.7 billion in retained earnings.

Cash Flow
- ---------

(Dollars in millions)                        Six Months Ended
                                                  June 30
                                              ---------------

                                             1996        1995
                                           --------    --------

Net cash provided from (used in):
   Operating activities                    $ 2,743     $ 4,642
   Investing activities                     (3,043)         91
   Financing activities                       (909)     (3,194)

   Effect of exchange rate changes
   on cash and cash equivalents               (154)        432
                                           --------    -------

Net change in cash and cash equivalents    $(1,363)    $ 1,971
                                           --------    -------

   For the six months ended June 30, 1996, the company had an overall net decrease in cash and cash equivalents of $1.4 billion compared to a net increase of $2.0 billion for the same period in 1995.

   Net cash provided from operating activities was $2.7 billion for the six months ended June 30, 1996, versus $4.6 billion in the comparable period of 1995. The period-to-period decrease in cash flow from operations is primarily a result of lower cash inflows relative to net changes in operating assets and liabilities, as well as lower net earnings in the 1996 period, partially offset by lower work force separation payments in the first half of 1996.

Financial Condition - (continued)
- --------------------------------

   Net cash used in investing activities was $3.0 billion for the six month period ended June 30, 1996, compared to a $.1 billion net source of funds in the comparable 1995 period. The increase in funds utilized in investing activities is attributable to the company's strategic acquisitions (including Tivoli Systems, Inc., Object Technology International, Inc., and Data Sciences Limited) and capital expenditures, offset by lower capitalization of software development in the 1996 period. Additionally, there were substantially less proceeds from the sale of marketable securities and other investments during the first half of 1996 versus the comparable 1995 period.

   Net cash used in financing activities amounted to $.9 billion for the six months ended June 30, 1996. This decrease of $2.3 billion from the comparable 1995 period was the result of decreased preferred stock repurchase activity partially offset by increased common stock transactions in the 1996 period. Additionally, overall debt financing activities provided $1.7 billion in cash during the first half of 1996 versus cash utilization of $.2 billion during the comparable 1995 period.

Liquidity
- ---------

   At June 30, 1996, the company had a net balance of $1.0 billion in assets under management from the securitization of lease and trade receivables.

                             Part II - Other Information
                         -------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

   The Annual Meeting of Stockholders of International Business Machines Corporation was held on April 30, 1996.

   (1) Each of the eleven nominees to the Board of Directors was elected for a one-year term by the stockholders:

          DIRECTOR                 FOR           WITHHELD

         C. Black              435,783,125       3,300,678
         H. Brown              435,286,781       3,797,022
         J. Dormann            435,843,063       3,240,740
         L. V. Gerstner, Jr.   435,710,764       3,373,039
         N. O. Keohane         435,335,999       3,747,804
         C. F. Knight          435,873,297       3,210,506
         L. A. Noto            435,835,043       3,248,760
         J. B. Slaughter       435,313,947       3,769,856
         A. Trotman            435,836,614       3,247,189
         L. C. van Wachem      435,824,985       3,258,818
         C. M. Vest            435,682,256       3,401,547

                           Part II - Other Information
                           ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders    (continued)
- --------------------------------------------------------------------------

     (2) The appointment of Price Waterhouse LLP as independent auditors of the company was ratified:

                 For              432,314,482
                 Not For            1,389,427
                 Abstain            5,379,894
                 Total            439,083,803

     (3) The stockholders defeated a proposal recommending that IBM affirm its political non-partisanship:

                 For               21,783,474
                 Not For          320,852,390
                 Abstain           24,748,156
                 Broker No Vote    71,699,783
                 Total            439,083,803

ITEM 6 (a). Exhibits

Exhibit Number

     11   Statement re: computation of per share earnings.

     12   Statement re: computation of ratios.

     23 The company's proxy statement dated March 18, 1996, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

     99   Supplemental Consolidated Statement of Operations schedule.

ITEM 6 (b). Reports on Form 8-K
- -------------------------------

     No reports on Form 8-K were filed during the second quarter of 1996.

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

                              International Business Machines Corporation
                              -------------------------------------------
                                             (Registrant)

Date: August 9, 1996

                              By:
                                             John R. Joyce
                              --------------------------------------------
                                             John R. Joyce
                                    Vice President and Controller

* RISC System/6000, Application System/400, and System/390 are trademarks or registered trademarks of the International Business Machines Corporation.