Form 10-Q
period 1996-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1996-11-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                F O R M   1 0 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     1-2360
                             ----------------------
                            (Commission file number)



                   INTERNATIONAL BUSINESS MACHINES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                     13-0871985
 ----------------------               ------------------------------------
(State of incorporation)              (IRS employer identification number)


            Armonk, New York                          10504
  --------------------------------------             --------
 (Address of principal executive offices)           (Zip Code)


                                  914-765-1900
                         -----------------------------
                        (Registrant's telephone number)

     The registrant has 517,545,830 shares of common stock outstanding at September 30, 1996.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|   NO |_|

                                     INDEX
                                     -----
                                                                     Page
                                                                     ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Operations for the three and nine months ended September 30, 1996 and 1995  ...................  1

      Consolidated Statement of Financial Position at
        September 30, 1996 and December 31, 1995  ...................  2

      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1996 and 1995 ...........................  4

      Notes to Consolidated Financial Statements  ...................  5

   Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition .........  6

Part II - Other Information ......................................... 15

ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)

(Dollars in millions)                Three Months Ended        Nine Months Ended
                                        September 30             September 30
                                    -------------------     --------------------
                                      1996      1995          1996        1995
Revenue:                            --------   --------     --------    --------
   Hardware sales                   $  8,372   $  7,745     $ 24,656    $ 24,131
   Services                            3,932      3,133       10,864       8,619
   Software                            3,102      3,134        9,334       9,079
   Maintenance                         1,723      1,849        5,226       5,547
   Rentals and financing                 933        893        2,724       2,644
                                    --------   --------     --------      ------
Total revenue                         18,062     16,754       52,804      50,020

Cost:
   Hardware sales                      5,282      4,952       16,002      14,938
   Services                            3,219      2,501        8,755       6,860
   Software                              986      1,078        2,907       3,149
   Maintenance                           904        911        2,731       2,679
   Rentals and financing                 413        391        1,191       1,178
                                    --------   --------     --------    --------
Total cost                            10,804      9,833       31,586      28,804
                                    --------   --------     --------    --------
Gross profit                           7,258      6,921       21,218      21,216
Operating expenses:
   Selling, general and
    administrative                     4,175      3,858       11,761      11,374
   Research, development and
    engineering                        1,115      1,035        3,322       2,922
   Purchased in-process research
    and development                       --      1,840          435       1,840
                                    --------   --------     --------    --------
Total operating expenses               5,290      6,733       15,518      16,136

Operating income                       1,968        188        5,700       5,080
Other income, principally interest       183        208          526         692
Interest expense                         172        159          526         527
                                    --------   --------     --------    --------
Earnings before income taxes           1,979        237        5,700       5,245
Income tax provision                     694        775        2,294       2,778
                                    --------   --------     --------    --------
Net earnings (loss)                    1,285       (538)       3,406       2,467
Preferred stock dividends and              5          5           15          57
 transaction costs                  --------   --------     --------    --------

Net earnings (loss) applicable to
 common shareholders                $  1,280   $   (543)    $  3,391    $  2,410
                                    ========   ========     ========    ========
Net earnings (loss) per share
 of common stock                    $   2.45   $   (.96)    $   6.36    $   4.19

Average number of common shares
 outstanding (millions)                521.8      564.6        533.3       575.1

Cash dividends per common share     $    .35   $    .25     $    .95    $    .75

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS


                                                 At September 30  At December 31
(Dollars in millions)                                  1996            1995
                                                 ---------------  --------------
Current assets:

  Cash                                             $   1,602        $  1,746

  Cash equivalents                                     5,204           5,513

  Marketable securities - at cost, which
    approximates market                                  196             442

  Notes and accounts receivable -
    net of allowances                                 15,843          17,441

  Sales-type leases receivable                         5,533           5,961

  Inventories, at lower of average cost or market
    Finished goods                                     1,509           1,241
    Work in process                                    5,590           4,990
    Raw materials                                         67              92
                                                    --------        --------
  Total inventories                                    7,166           6,323

  Prepaid expenses and other current assets            3,835           3,265
                                                    --------        --------

Total current assets                                  39,379          40,691


Plant, rental machines and other property             42,113          43,981
  Less: Accumulated depreciation                      25,437          27,402
                                                    --------        --------
Plant, rental machines and other property - net       16,676          16,579

Software, less accumulated
  amortization (1996, $11,903; 1995, $11,276)          1,694           2,419

Investments and sundry assets                         20,247          20,603
                                                    --------        --------
Total assets                                        $ 77,996        $ 80,292
                                                    ========        ========

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 At September 30  At December 31
(Dollars in millions)                                  1996            1995
                                                 ---------------  --------------
Current liabilities:

  Taxes                                             $  2,115         $  2,634

  Accounts payable and accruals                       15,494           17,445

  Short-term debt                                     13,462           11,569
                                                    --------         --------

Total current liabilities                             31,071           31,648


Long-term debt                                         9,669           10,060

Other liabilities                                     14,093           14,354

Deferred income taxes                                  1,795            1,807
                                                    --------         --------
Total liabilities                                     56,628           57,869

Stockholders' equity:
  Preferred stock - par value $.01 per share             253              253
    Shares authorized:    150,000,000
    Shares issued: 1996 -   2,610,711
                   1995 -   2,610,711

  Common stock - par value $1.25 per share             7,998            7,488
    Shares authorized:    750,000,000
    Shares issued: 1996 - 554,139,324
                   1995 - 548,199,013

  Retained earnings                                   14,407           11,630

  Translation adjustments                              2,504            3,036

  Treasury stock, at cost                             (3,939)             (41)
    Shares:  1996 - 36,593,494
             1995 -    424,583

  Net unrealized gain on marketable securities           145               57
                                                    --------         --------
Total stockholders' equity                            21,368           22,423
                                                    --------         --------
Total liabilities and stockholders' equity          $ 77,996         $ 80,292
                                                    ========         ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30:
                                   (UNAUDITED)

(Dollars in millions)                                     1996          1995
                                                        --------      --------
Cash flow from operating activities:
  Net earnings                                          $  3,406       $ 2,467
  Adjustments to reconcile net earnings to cash provided from operating activities:

   Depreciation                                            2,722         2,887
   Amortization of software                                  986         1,185
   Effect of restructuring charges                        (1,091)       (1,721)
   Purchased in-process research and development             435         1,840
   Changes in operating assets and liabilities              (223)          331
   Gain on disposition of fixed and other assets            (262)         (124)
                                                         -------       -------
    Net cash provided from operating activities            5,973         6,865
                                                         -------       -------
Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                   (2,896)       (1,886)
  Investment in software                                    (204)         (652)
  Purchases of marketable securities and
    other investments                                     (1,065)         (860)
  Proceeds from marketable securities and
    other investments                                        731         2,789
  Acquisition of Lotus Development Corp. - net                --        (2,875)
  Acquisition of Tivoli Systems, Inc. - net                 (716)           --
                                                         -------       -------
    Net cash used in investing activities                 (4,150)       (3,484)
                                                         -------       -------

Cash flow from financing activities:
  Proceeds from new debt                                   6,087         4,294
  Payments to settle debt                                 (3,869)       (6,729)
  Short-term borrowings less
   than 90 days - net                                       (314)        1,756
  Preferred stock transactions - net                          --          (854)
  Common stock transactions - net                         (3,503)       (3,021)
  Cash dividends paid                                       (521)         (448)
                                                         -------       -------
    Net cash used in financing activities                 (2,120)       (5,002)
                                                         -------       -------
Effect of exchange rate changes
  on cash and cash equivalents                              (156)          139
                                                         -------       -------
Net change in cash and cash equivalents                     (453)       (1,482)

Cash and cash equivalents at January 1                     7,259         7,922
                                                         -------       -------
Cash and cash equivalents at September 30                $ 6,806       $ 6,440
                                                         =======       =======

 (The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements


1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three and nine month periods have been made. In addition to the adjustments for normal recurring accruals, the company recorded charges in the first quarter of 1996 of approximately $435 million, associated with the write-off of purchased in-process research and development associated with the acquisition of Tivoli Systems Inc. and Object Technology International Inc. Also in the third quarter of 1995, the company recorded charges of approximately $1.8 billion, associated with the write-off of purchased in-process research and development associated with the acquisition of the Lotus Development Corporation.

2. Earnings (loss) per share amounts were computed by dividing earnings (loss) after deduction of preferred stock dividends by the average number of common shares outstanding.

3. A supplemental Consolidated Statement of Operations schedule has been provided for informational purposes only, to exclude the effects of the write-off of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International Inc. acquisitions recorded in the first quarter of 1996, as well as the Lotus Development Corporation acquisition recorded in the third quarter of 1995. The supplemental statement is shown shown in exhibit 99 on page 19. This information is presented voluntarily and is provided solely to assist in understanding the effect of these items on the Consolidated Statement of Operations.

4. Subsequent Event: On October 22, 1996, IBM Canada Limited completed the sale of Celestica Inc., IBM Canada's wholly-owned manufacturing subsidiary to Onex Corporation. This sale will not have a material impact on the company's financial position or results of operations.

Celestica was established as a wholly-owned subsidiary of IBM Canada Limited in January, 1994. Located in Toronto, Canada, Celestica produces memory products, power systems and provides contract manufacturing services for customers in Canada and around the world. Celestica has over 1,000 full-time employees.

Onex Corporation is a Canadian-based diversified company that operates through autonomous companies that include Sky Chefs, Inc., Tower Automotive, Inc., Vencap, Inc., and Imperial Parking Limited.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


     The company's third quarter results continued to demonstrate good revenue growth as well as improved hardware margins versus the third quarter of 1995. Total revenue increased 11 percent at constant currency and over the past seven quarters has averaged 8 percent at constant currency. During the third quarter of 1996, the company continued to repurchase common shares, spending approximately $1.3 billion to buy back nearly 12 million shares.

Results of Operations

(Dollars in millions)          Three Months Ended       Nine Months Ended
                                  September 30            September 30
                              -------------------     --------------------
                                1996       1995         1996        1995
                              --------   --------     --------    --------

Revenue                       $ 18,062   $ 16,754     $ 52,804    $ 50,020
Cost                            10,804      9,833       31,586      28,804
                              --------   --------     --------    --------
Gross profit                  $  7,258   $  6,921     $ 21,218    $ 21,216
Gross profit margin               40.2%      41.3%        40.2%       42.4%
Net earnings (loss)           $  1,285   $   (538)    $  3,406    $  2,467

     The company recorded third-quarter 1996 net earnings of $2.45 per common share, compared with a loss of $.96 per common share in the third quarter of last year. The third quarter 1995 results included a one-time charge of approximately $1.8 billion ($3.26 per common share) associated with the company's acquisition of the Lotus Development Corporation. Excluding this charge, third-quarter 1995 earnings were $1.3 billion, or $2.30 per common share. Total revenue increased 7.8 percent over the same period of 1995 to $18.1 billion. The average number of common shares outstanding for the period was
521.8 million in 1996 versus 564.6 million in 1995.

     Net earnings for the nine months ended September 30, 1996 were $6.36 per common share compared with earnings of $4.19 in the first nine months of 1995. The 1996 results included a one-time charge of approximately $435 million ($.80 per common share) related to the acquisition of Tivoli Systems Inc. and Object Technology International Inc. and the 1995 results included a one-time charge of approximately $1.8 billion ($3.26 per common share) related to the Lotus Development Corporation acquisition. Excluding these items, the company's adjusted earnings per common share were $7.16 for the first nine months of 1996 versus $7.39 per common share for the comparable 1995 period. Total revenue for the nine months ended September 30, 1996 was up 5.6 percent from the prior year. The average number of common shares outstanding for the period was 533.3 million in 1996 versus 575.1 million in 1995.

     Revenue grew in all geographic areas except Europe, where revenue was essentially flat. Specifically, revenue from the United States totalled $7.4 billion, up 13.5 percent from the same period last year. Asia Pacific revenue grew 8.2 percent to $3.5 billion, Latin America revenue rose 11.9 percent to $811 million, and revenue from Canada increased 14.6 percent to $796 million. European revenue was essentially unchanged year-over-year at $5.6 billion.

     Currency had about a 3 percentage point negative impact on revenue results in the third quarter. This compares with an approximate 3 percentage point favorable impact in the third quarter of 1995 and an approximate 5 percentage point negative effect in the second quarter of this year. Excluding the effects of currency, Asia-Pacific revenue climbed 19.4 percent and European revenue grew
1.2 percent.

     Total expenses increased 9.0 percent in the quarter excluding the $1.8 billion charge associated with the Lotus Development Corporation acquisition in 1995. This increase was due primarily to on-going work force separation charges, advertising and promotional expenses associated with the Olympics, and increased spending due to acquisitions and investments made by the company in 1995 and 1996.

Hardware Sales

(Dollars in millions)          Three Months Ended      Nine Months Ended
                                  September 30           September 30
                              -------------------     -------------------
                                1996       1995         1996       1995
                              --------   --------     --------   --------

Total revenue                 $  8,372   $  7,745     $ 24,656   $ 24,131
Total cost                       5,282      4,952       16,002     14,938
                              --------   --------     --------   --------
Gross profit                  $  3,090   $  2,793     $  8,654   $  9,193
Gross profit margin               36.9%      36.1%        35.1%      38.1%

     Revenue from hardware sales increased 8.1 percent and 2.2 percent, respectively, in the third quarter and first nine months of 1996, when compared to the same periods of last year. Hardware sales revenue was negatively affected by approximately 3 points from currency in both the third quarter and first nine months of 1996.

     The increase in hardware sales revenue in the third quarter of 1996 was driven by strong growth in both personal computers and AS/400* servers. Storage products revenue increased primarily as a result of growth in low-end Original Equipment Manufacturer (OEM) products. These increases were partially offset by RISC System/6000* revenue which was down slightly compared to last year. System/390* server purchase revenue was down versus last year. Total delivery of mainframe computing power, including shipments placed with end-users through both operating leases and service offerings, increased 77 percent as measured in MIPS (millions of instruction per second) versus last year. Semiconductor revenue also decreased from the previous year as a result of continuing industry-wide pricing pressures.

     The hardware sales revenue increase for the first nine months of 1996 versus 1995, was driven by growth in personal computers, AS/400 servers, RISC/6000 products and low-end OEM storage products. These increases were partially offset by decreases in System/390 server revenue, lower high-end storage products revenue and a decline in semiconductor revenue.

     Hardware sales gross profit dollars for the third quarter of 1996 increased
10.6 percent over the comparable period in 1995. The increase in gross profit dollars and margin was driven by improved margins in personal computers, low-end OEM storage products and System/390 servers.

     Hardware sales gross profit dollars for the first nine months of 1996 declined 5.9 percent compared to the same period of 1995. This decrease in gross profit dollars and margin was primarily due to a shift in revenue mix away from higher margin products to personal computer products, which have a lower margin, as well as price reductions associated with memory products. In addition, most other hardware products continue to be affected by competitive pricing pressures.

Services Other Than Maintenance

(Dollars in millions)          Three Months Ended      Nine Months Ended
                                  September 30           September 30
                              -------------------     -------------------
                                1996       1995         1996       1995
                              --------   --------     --------   --------

Total revenue                 $  3,932   $  3,133     $ 10,864   $  8,619
Total cost                       3,219      2,501        8,755      6,860
                              --------   --------     --------   --------
Gross profit                  $    713   $    632     $  2,109   $  1,759
Gross profit margin               18.1%      20.2%        19.4%      20.4%

     Services revenue increased 25.5 percent and 26.0 percent, respectively, in the third quarter and first nine months of 1996, when compared to the same periods of last year. Services revenue was negatively affected by about 3 points and 4 points, respectively, from currency in the third quarter and first nine months of 1996. The revenue increases were primarily driven by continued growth in outsourcing for both system and networking activity, as well as availability services and systems integration.

     Services gross profit dollars increased in the third quarter and first nine months of 1996, 12.8 percent and 19.9 percent, respectively, when compared to year-ago periods. The third quarter 1996 gross profit margin was negatively affected by lower utilization rates resulting from increased hiring in the quarter and the seasonal effect of summer vacation, particularly in Europe.

Software

(Dollars in millions)          Three Months Ended      Nine Months Ended
                                  September 30           September 30
                              --------------------    -------------------
                                1996        1995        1996        1995
                              --------    --------    --------   --------

Total revenue                 $  3,102    $  3,134    $  9,334   $  9,079
Total cost                         986       1,078       2,907      3,149
                              --------    --------    --------   --------
Gross profit                  $  2,116    $  2,056    $  6,427   $  5,930
Gross profit margin               68.2%       65.5%       68.9%      65.3%

     Revenue from software for the third quarter of 1996 decreased 1.0 percent from the comparable period in 1995. The revenue for the first nine months of 1996 increased 2.8 percent over the same period last year. The increase for the first nine months of 1996 over the previous year was primarily driven by products offered by Lotus Development Corporation as well as strong growth in other distributed software products. While software revenue, adjusted for currency, grew in the third quarter compared to 1995, the rate of increase compared to the first and second quarters of 1996 was slowed by the inclusion of Lotus' revenue for the first time in the third quarter 1995 results. The increase in both the third quarter and nine months revenue was somewhat offset by lower host-based computer software revenue associated with System/390 and AS/400. In addition, the third-quarter and first-nine months' results were negatively affected by currency by approximately 2 and 3 points, respectively, in 1996.

    Software gross profit for the third quarter and first nine months of 1996 increased 2.9 percent and 8.4 percent, respectively, when compared to the same periods in 1995. These increases were primarily driven by the company's continuing shift toward a more iterative software development process which results in expensing a larger percentage of software development spending and capitalizing less. This results in lower amortization costs going forward and improved software margins, with an increase in research, development and engineering expense in the current period.

Maintenance

(Dollars in millions)          Three Months Ended      Nine Months Ended
                                  September 30            September 30
                              -------------------     --------------------
                                1996       1995         1996        1995
                              --------   --------     --------    --------

Total revenue                 $  1,723   $  1,849     $  5,226    $  5,547
Total cost                         904        911        2,731       2,679
                              --------   --------     --------    --------
Gross profit                  $    819   $    938     $  2,495    $  2,868
Gross profit margin               47.5%      50.7%        47.7%       51.7%

     Maintenance revenue for the third quarter and first nine months of 1996 decreased 6.8 percent and 5.8 percent, respectively, over comparable periods in 1995. The third quarter and nine-months revenue had an approximate negative effect of about 3 points from currency in 1996.

     Maintenance gross profit dollars decreased 12.7 percent and 13.0 percent, respectively, in the third quarter and first nine months of 1996, when compared to the same periods of 1995. Maintenance revenue and gross profit margin continue to be affected by the competitive environment and resulting pricing pressures on maintenance offerings, as well as more revenue being driven by mid-range and low-end products which have a lower margin.

Rentals and Financing

(Dollars in millions)          Three Months Ended       Nine Months Ended
                                  September 30             September 30
                              -------------------     --------------------
                                1996       1995         1996        1995
                              --------   --------     --------    --------

Total revenue                 $    933   $    893     $  2,724    $  2,644
Total cost                         413        391        1,191       1,178
                              --------   --------     --------    --------
Gross profit                  $    520   $    502     $  1,533    $  1,466
Gross profit margin               55.8%      56.3%        56.3%       55.5%


     Rentals and financing revenue increased 4.4 percent and 3.0 percent, respectively, for the third quarter and first nine months of 1996, when compared to the same periods of last year. The 1996 increase primarily reflects an increase in System/390 placements. Rentals and financing were negatively affected by currency by approximately 2 and 3 percentage points, respectively, in the third quarter and first nine months of 1996.

     Rentals and financing gross profit dollars for the third quarter and first nine months of 1996 increased 3.6 percent and 4.6 percent, respectively, over comparable periods in 1995. These increases are due to lower interest rates and a changing country mix.

Expenses

(Dollars in millions)          Three Months Ended       Nine Months Ended
                                  September 30             September 30
                              -------------------     --------------------
                                1996       1995         1996        1995
                              --------   --------     --------    --------
Selling, general and
   administrative             $  4,175   $  3,858     $ 11,761    $ 11,374
Percentage of revenue             23.1%      23.0%        22.3%       22.7%

Research, development and
   engineering                $  1,115   $  1,035     $  3,322    $  2,922
Percentage of revenue              6.2%       6.2%         6.3%        5.8%

     Selling, general and administrative expense for the third quarter and first nine months of 1996 increased 8.2 percent and 3.4 percent, respectively, when compared to the same periods of last year. The increases were a result of higher advertising and promotion expense associated with the 1996 Olympic games and spending associated with new acquisitions and investments made by the company in the second half of 1995 and 1996. In addition, the third quarter and first nine months of 1996 results also included $152 million and $465 million, respectively, for net expense primarily associated with work force separation charges.

     Research, development and engineering expense increased 7.7 percent and
13.7 percent, respectively, for the third quarter and first nine months of 1996, from the same periods of 1995. These increases were result of lower capitalization rates for software development in 1996 versus 1995, which has the effect of increasing research, development and engineering expense. Additionally, expenses associated with the Lotus Development Corporation are included in the 1996 results, where the 1995 results only included third quarter activity.

     The first nine months 1996 results included a charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems, Inc. and Object Technology International, Inc. in the first quarter of 1996. The third quarter and first nine months of 1995 included a $1.8 billion charge associated with the Lotus Development Corporation acquisition recorded in the third quarter of 1995. These amounts have been separately identified on the company's Consolidated Statement of Operations.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $385 million and $1,164 million for the third quarter and first nine months of 1996, respectively. Of these amounts, $10 million for the third quarter and $24 million for the first nine months were capitalized.

     The effective tax rate for the quarter ended September 30, 1996 was 35.1 percent, versus 326.6 percent for the same period of 1995. The third quarter 1995 effective tax rate was impacted by the $1.8 billion charge associated with the acquisition of the Lotus Development Corporation, which did not give rise to a tax benefit. Excluding this item, the effective tax rate from operations would have been 37.3 percent. The 2.2 point decrease in the effective tax rate from operations in 1996 versus 1995 is due to the use of deferred tax assets and the mix of earnings and corresponding weighting of tax rates on a country-by-country basis. The company continues to perform assessments of the realizability of the net deferred tax assets.

     The effective tax rate for the first nine months of 1996 was 40.3 percent, versus 53.0 percent for the same period in 1995. Excluding the $435 million charge for Tivoli Systems Inc. and Object Technology International Inc., the effective tax rate from operations for the first nine months of 1996 was 37.4 percent. Excluding the $1.8 billion Lotus Development Corporation charge, the effective tax rate from operations for the first nine months of 1995, would have been 39.2 percent. The 1.8 point decrease from the 1995 rate was a result of the same factors that impacted the third quarter effective tax rate after adjusting for the Lotus charge.

Financial Condition

     The Consolidated Statement of Financial Position at September 30, 1996 reflects a number of actions taken by the company during 1996, including expenditures of $3.9 billion for the repurchase of common stock, $1.0 billion net cash for the acquisitions of Tivoli Systems Inc., Object Technology International, Inc. and others, and $1.1 billion in payments relating to restructuring programs announced in prior years.

Working Capital

(Dollars in millions)             At September 30     At December 31
                                       1996               1995
                                  ---------------     --------------

Current assets                      $ 39,379            $ 40,691
Current liabilities                   31,071              31,648
                                    --------            --------
   Working capital                  $  8,308            $  9,043

     Total current assets declined $1.3 billion from year-end 1995 with declines in total cash, cash equivalents, and marketable securities of $.7 billion and accounts receivable of $2.0 billion, offset by increases of $.8 billion in inventories and $.6 billion in prepaid expenses. The decline in total cash, cash equivalents, and marketable securities results primarily from the stock repurchases, strategic acquisitions, and work force separation payments, offset by cash generated from operations. The decrease in accounts receivable is attributable to collection of traditionally higher year-end accounts receivable balances. The increase in inventories is primarily due to a softening in demand for microelectronic memory products; while the increase in prepaid expenses is due to the normal increase in these balances from year-end levels.

     Total current liabilities declined $.6 billion from December 31, 1995, with declines of $2.5 billion in accruals, taxes and accounts payable, offset by an increase of $1.9 billion in short-term debt. The decrease in accruals, taxes and accounts payable relates to the seasonal decline in these balances from their normally higher year-end levels, while short-term debt increased primarily in support of customer financing.

     The company's capital expenditures for plant, rental machines and other property were approximately $3.8 billion for the nine months ended September 30, 1996, an increase of approximately $.9 billion from the comparable 1995 period, driven primarily by continued investment in the company's microelectronics and outsourcing businesses.

Investments

     In addition to software development expense included in research, development and engineering expense, the company capitalized $.2 billion of software costs during the nine months ended September 30, 1996, versus the $.7 billion capitalized in the comparable 1995 period. Amortization of capitalized software costs amounted to $1.0 billion during the first nine months of 1996 versus $1.2 billion for the comparable 1995 period.

     Investments and sundry assets were $20.2 billion at September 30, 1996, a decrease of $.4 billion from December 31, 1995, resulting from a decrease of $.8 billion in non-current sales-type leases, and $.5 billion in deferred tax and other assets, offset by increases of $.3 billion in investments in business alliances, $.2 billion in goodwill related to the company's strategic acquisitions, and $.4 billion in prepaid pension cost.

Long Term Liabilities and Stockholders' Equity

     Other non-current liabilities, at $14.1 billion, decreased $.2 billion from December 31, 1995, primarily the result of declines in restructuring accrual balances, partially offset by increases in non-current postretirement benefit liabilities.

     Stockholders' equity declined from $22.4 billion at December 31, 1995 to $21.4 billion, resulting from $3.9 billion in common stock repurchases and a $.5 billion decline in equity translation adjustments, offset by $.5 billion in the exercise of stock options, an increase of $2.8 billion in retained earnings, and $.1 billion in net unrealized gains on marketable securities.

Cash Flow

(Dollars in millions)                      Nine Months Ended
                                               June 30
                                          ------------------
                                            1996       1995
                                          -------    -------

Net cash provided from (used in):
   Operating activities                   $ 5,973    $ 6,865
   Investing activities                    (4,150)    (3,484)
   Financing activities                    (2,120)    (5,002)

Effect of exchange rate changes
   on cash and cash equivalents              (156)       139
                                          -------    -------

Net change in cash and cash equivalents   $  (453)   $(1,482)
                                          -------    -------

     For the nine months ended September 30, 1996, the company had an overall net decrease in cash and cash equivalents of $.5 billion compared to a net decrease of $1.5 billion for the same period in 1995.

     Net cash provided from operating activities was $6.0 billion for the nine-months ended September 30, 1996, versus $6.9 billion in the comparable period of 1995. The period-to-period decrease in cash flow from operations is primarily a result of lower cash inflows relative to net changes in operating assets and liabilities and purchased in-process research and development, partially offset by improved net earnings and lower work force separation payments in the first nine months of 1996.

     Net cash used in investing activities was $4.2 billion for the nine month period ended September 30, 1996, compared to $3.5 billion in the comparable 1995 period. The increase in funds utilized in investing activities is attributable to increased capital expenditures driven primarily by continued investment in the company's outsourcing and microelectronics businesses, offset by lower expenditures for strategic acquisitions in the 1996 period. Additionally, there were substantially less net proceeds from the sale of marketable securities and other investments, as well as lower capitalization of software development during the 1996 period versus the comparable 1995 period.

     Net cash used in financing activities amounted to $2.1 billion for the nine months ended September 30, 1996. This decrease of $2.9 billion from the comparable 1995 period was the result of decreased preferred stock repurchase activity partially offset by increased common stock transactions in the 1996 period. Additionally, overall debt financing activities provided $1.9 billion in cash during the nine month period of 1996 versus cash utilization of $.7 billion during the comparable 1995 period.

Liquidity

     The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 1996, $9.4 billion of this confirmed line of credit remains unused and available for future use.

     At September 30, 1996, the company had a net balance of $.9 billion in assets under management from the securitization of lease and trade receivables.

Part II - Other Information

ITEM 6 (a). Exhibits

Exhibit Number

     11   Statement re: computation of per share earnings.

     12   Statement re: computation of ratios.

     99   Supplemental Consolidated Statement of Operations schedule.

ITEM 6 (b).  Reports on Form 8-K

     A Form 8-K dated July 25,1996 was filed with respect to the company's financial results for the periods ended June 30, 1996 and included unaudited consolidated financial statements for the periods ended June 30, 1996.



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


                      International Business Machines Corporation
                      -------------------------------------------
                                      (Registrant)


Date: November 13, 1996
-----------------------



                       By:
                                  John R. Joyce
                       -------------------------------------------
                                  John R. Joyce
                             Vice President and Controller

* AS/400, System/390 and RISC/6000 are trademarks or registered trademarks of the International Business Machines Corporation.