Form 10-K
period 1996-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1997-03-27
CIK 51143

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

                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

                                                                  VOTING SHARES
                                                                   OUTSTANDING         NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                        AT MARCH 11, 1997       ON WHICH REGISTERED
--------------------------------------------------------------  -----------------  ------------------------------
Capital stock, par value $1.25 per share                            498,985,928    New York Stock Exchange
                                                                                   Chicago Stock Exchange
                                                                                   Pacific Stock Exchange
Depositary shares each representing one-fourth of a share of                       New York Stock Exchange
  7 1/2% preferred stock, par value $.01 per share
6 3/8% Notes due 1997                                                              New York Stock Exchange
6 3/8% Notes due 2000                                                              New York Stock Exchange
7 1/4% Notes due 2002                                                              New York Stock Exchange
7 1/2% Debentures due 2013                                                         New York Stock Exchange
8 3/8% Debentures due 2019                                                         New York Stock Exchange
7% Debentures due 2025                                                             New York Stock Exchange
7% Debentures due 2045                                                             New York Stock Exchange
7 1/8% Debentures due 2096                                                         New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1997 was $72.9 billion.

    Documents incorporated by reference:

       Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1996 into Parts I and II of Form 10-K.

       Portions of IBM's definitive Proxy Statement dated March 18, 1997 into
       Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    IBM develops, manufactures and sells advanced information processing products, including computers and microelectronic technology, software, networking systems and information technology-related services. The company offers value through its worldwide sales and service units in North America, Europe/Middle East/Africa, Asia Pacific and Latin America by providing comprehensive and competitive product choices.

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

    The following information is included in IBM's 1996 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services--Pages 82 and 83.

        Financial information by geographic areas--Pages 84 and 85.

        Amount spent during each of the last three years on research and development activities-- Page 68.

        Financial information regarding environmental activities--Page 69.

        The number of persons employed by the registrant--Page 55.

        The management discussion overview--Page 44.

ITEM 2. PROPERTIES:

    At December 31, 1996, IBM's manufacturing and development facilities in the United States had aggregate floor space of 49.7 million square feet, of which
41.3 million was owned and 8.4 million was leased. Of these amounts, 9.1 million square feet was vacant and 2.5 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled 15.1 million square feet, of which 12.2 million was owned and 2.9 million was leased. Of these amounts, .3 million square feet was vacant and .4 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains and restructuring actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 52 of IBM's 1996 Annual Report to Stockholders which is incorporated herein by reference.

    EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 26, 1997):

                                                                                                OFFICER
                                                                                     AGE         SINCE
                                                                                     ---      -----------
Chairman of the Board of Directors and Chief Executive Officer
  Louis V. Gerstner, Jr.(1)....................................................          55         1993
Senior Vice Presidents
  J. Thomas Bouchard, Human Resources..........................................          56         1994
  Nicholas M. Donofrio, Group Executive........................................          51         1995
  J. Bruce Harreld, Strategy...................................................          46         1995
  Paul M. Horn, Research.......................................................          50         1996
  Ned C. Lautenbach, Group Executive...........................................          53         1987
  Lawrence R. Ricciardi, General Counsel.......................................          56         1995
  Robert M. Stephenson, Group Executive........................................          58         1995
  G. Richard Thoman, Chief Financial Officer...................................          52         1993
  John M. Thompson, Group Executive............................................          54         1989
Vice Presidents
  John E. Hickey, Secretary....................................................          53         1994
  John R. Joyce, Controller....................................................          43         1996
  Jeffrey D. Serkes, Treasurer.................................................          38         1994

------------------------

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

    Mr. Ricciardi was president of RJR Nabisco, Inc., an international consumer products company, from 1993 until joining IBM in 1995. From 1989 to 1993, he also served as executive vice president and general counsel at RJR Nabisco, Inc. Prior to 1989, he was executive vice president and general counsel of American Express Travel Related Services Company, Inc.

    Mr. Serkes was vice president and deputy treasurer at RJR Nabisco, Inc., an international consumer company, from 1993 until joining IBM in 1994. From 1987 to 1993, he also served as vice president and assistant treasurer, corporate finance; director, capital markets; and manager, foreign exchange at RJR Nabisco, Inc.

    Mr. Thoman was the president of Nabisco International, Inc., a food company, from 1992 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Travel Related Services International, and co-chief executive officer of American Express Travel Related Services Co., Inc., and chief executive officer of American Express International from 1989 to 1992.

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note L "Contingencies" on page 69 of IBM's 1996 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

    Refer to page 86 and 87 of IBM's 1996 Annual Report to Stockholders which are incorporated herein by reference.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 615,605 common stockholders of record at March 11, 1997.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 86 of IBM's 1996 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 44 through 55 of IBM's 1996 Annual Report to Stockholders which are incorporated herein by reference.

    On January 28, 1997, the IBM Board of Directors declared a two-for-one common stock split, subject to the approval of stockholders of an increase in the number of common shares authorized from 750 million to 1,875 million.

    The record date for the split is currently expected to be on or after May 9, 1997, with distribution of the split shares to follow on or after May 27, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 42 and 43 and 56 through 85 of IBM's 1996 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 7 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 11 of IBM's definitive Proxy Statement dated March 18, 1997 which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 13 through 23 of IBM's definitive Proxy Statement dated March 18, 1997, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

       Refer to the section entitled "Security Ownership of Certain Beneficial Owners" appearing on page 11 of IBM's definitive Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

    (b) Security Ownership of Management:

       Refer to the section entitled "Common Stock and Total Stock-Based Holdings of Management" appearing on pages 12 and 13 of IBM's definitive Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 10 of IBM's definitive Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

        1. Financial statements from IBM's 1996 Annual Report to Stockholders which are incorporated herein by reference:

          Report of Independent Accountants (page 43).

          Consolidated Statement of Earnings for the years ended December 31, 1996, 1995 and 1994 (page 56).

          Consolidated Statement of Financial Position at December 31, 1996 and 1995 (page 57).

          Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994 (page 58).

          Consolidated Statement of Stockholders' Equity at December 31, 1996, 1995 and 1994 (page 59).

          Notes to Consolidated Financial Statements (pages 60 through 85)

        2. Financial statement schedules required to be filed by Item 8 of this
           Form:

               SCHEDULE
       PAGE     NUMBER
-----------  -------------
          8                 Report of Independent Accountants on Financial Statement Schedule.
                      II    Valuation and Qualifying Accounts
        S-1

         All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

        3. Exhibits:

          Included in this Form 10-K:

          I--Computation of Fully Diluted Earnings Per Share.

          II-- Computation of Ratio of Earnings to Fixed Charges and Earnings to
              Combined Fixed Charges and Preferred Stock Dividends.

          III--Parents and Subsidiaries.

          IV--Consent of Independent Accountants.

          V-- Additional Exhibits

             (a) Supplemental Consolidated Statement of Earnings--1996 and 1995.

          VI--The By-laws of IBM as amended through April 30, 1996.

          VII-- IBM's 1996 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

          VIII--Powers of Attorney.

          IX--Financial Data Schedule.

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

          -- Board of Directors compensatory plans, as described under "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

          -- IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1995 and is hereby incorporated by reference.

          -- The employment agreement for L.V. Gerstner, Jr. is Exhibit 19 to
            Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.

          -- Amendment to Employment Agreement for L.V. Gerstner, Jr. dated as of January 1, 1996 is Exhibit XI to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.

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

          -- The instrument defining the rights of holders of the 7 1/8%
            Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.

          -- The IBM Supplemental Executive Retirement Plan is Exhibit IX to
            Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

          -- The IBM Extended Tax Deferred Savings Plan as amended and restated effective January 1, 1996, is Exhibit 10 to Form 10-Q for the quarter ended March 31, 1996, and is hereby incorporated by reference.

          -- The IBM Tax Deferred Savings Plan as amended and restated as of
            June 15, 1996, is Exhibit 4 to Registration Statment No. 333-09055 on form S-8, filed on July 29, 1996, and is hereby incorporated by reference.

          -- IBM's definitive Proxy Statement dated March 18, 1997, certain sections of which have been incorporated herein by reference.

    (b) Reports on Form 8-K:

        A Form 8-K dated October 21, 1996, was filed with respect to the company's financial results for the periods ended September 30, 1996 and included unaudited consolidated financial statements for the period ended September 30, 1996.

        A Form 8-K dated December 5, 1996 and a Form 8-K/A dated December 6, 1996, were filed to incorporate by reference into Registration Statement No. 33-65119 on Form S-3, effective February 7, 1996, the Underwriting Agreement dated December 3, 1996, among International Business Machines Corporation, Salomon Brothers Inc., Chase Securities Inc., CS First Boston Corporation, Merrill Lynch, Pierce, Fenner and & Smith Incorporated and Morgan Stanley & Co. Incorporated. In addition, the Form of the $850 million 7 1/8% Debenture due 2096 was incorporated by reference into Registration Statement No. 33-65119 on Form S-3, effective February 7, 1996 and were part of this Form 8-K and Form 8-K/A. No financial statements were filed with the Form 8-K or Form 8-K/A.

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

                                INTERNATIONAL BUSINESS MACHINES CORPORATION
                                                 (Registrant)

                                By:          /s/ LOUIS V. GERSTNER, JR.
                                     ------------------------------------------
                                               Louis V. Gerstner, Jr.
                                        (CHAIRMAN OF THE BOARD OF DIRECTORS
                                            AND CHIEF EXECUTIVE OFFICER)

Date: March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

   /s/ (G. RICHARD THOMAN)      Senior Vice President
------------------------------    and Chief Financial          March 26, 1997
     (G. Richard Thoman)          Officer

     /s/ (JOHN R. JOYCE)        Vice President and
------------------------------    Controller                   March 26, 1997
       (John R. Joyce)

CATHLEEN BLACK                                Director
HAROLD BROWN                                  Director
JUERGEN DORMANN                               Director
NANNERL O. KEOHANE                            Director
CHARLES F. KNIGHT                             Director
LUCIO A. NOTO                                 Director                 By: /s/JOHN E. HICKEY
JOHN B. SLAUGHTER                             Director                   (John E. Hickey)
ALEX TROTMAN                                  Director                   Attorney-in-fact
CHARLES M. VEST                               Director                    March 26, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 20, 1997, appearing on page 43 of the 1996 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

1177 Avenue of the Americas
New York, N.Y. 10036
January 20, 1997

                                                                     SCHEDULE II

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                                 BALANCE AT                    BALANCE AT
                                                                                  BEGINNING         NET            END
DESCRIPTION                                                                       OF PERIOD      CHANGE(A)      OF PERIOD
------------------------------------------------------------------------------  -------------  -------------  -------------
1996
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     790      $      (3)     $     787
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     174      $     (10)     $     164
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
1995
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     719      $      71      $     790
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     166      $       8      $     174
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
1994
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     683      $      36      $     719
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     187      $     (21)     $     166
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----

------------------------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--

    The receivables upon which the above allowances are based are highly diversified by geography, industry and individual customer. The allowances for receivable losses for the year ended 1996 approximate less than three and one-half percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables. The allowances for receiveable losses for the year ended 1995 approximate less than three and one-half percent of the company's current receivables and one and one-half percent of non-current receivables. The allowances for receivable losses for the year ended 1994 approximate less than three and one-quarter percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables.

                                 EXHIBIT INDEX

   REFERENCE
  NUMBER PER
  ITEM 601 OF                                                                                            EXHIBIT
  REGULATION                                                                                            NUMBER IN
      S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
---------------  ----------------------------------------------------------------------------------  ----------------
      (2)        Plan of acquisition, reorganization, arrangement, liquidation or succession.         Not applicable
      (3)        Certificate of Incorporation and By-laws.
                 The Certificate of Incorporation of IBM is Exhibit VI to Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.
                 The By-laws of IBM as amended through April 30, 1996.                                      VI
      (4)        Instruments defining the rights of security holders.
                 The instruments defining the rights of the holders of the 6 3/8% Notes due 1997 and the 7 1/4% Notes due 2002 are Exhibits 4(a) through 4(l) to Registration
                   Statement No. 33-33590 on Form S-3, filed February 22, 1990, and are hereby incorporated by reference.
                 The instruments defining the rights of the holders of the 6 3/8% Notes due 2000 and the 7 1/2% Debentures due 2013 are Exhibits 4(a) through 4(l) to
                   Registration Statement No. 33-49475(1) on Form S-3, filed on
                   May 24, 1993, and are hereby incorporated by reference.
                 The instruments defining the rights of the holders of the 8 3/8% Debentures due
                   2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on
                   Form S-3, filed on October 24, 1989, are hereby incorporated by reference.
                 The instruments defining the rights of the holders of the 7% Debentures due 2025 and the 7% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on
                   October 30, 1995, and are hereby incorporated by reference.
                 The instrument defining the rights of the holders of the 7 1/8% Debentures due
                   2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
      (9)        Voting trust agreement.                                                              Not applicable
     (10)        Material contracts.
                 A copy of the IBM 1994 Long-Term Performance Plan is contained in Registration
                   Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.
                 Board of Directors compensatory arrangements as described under "Directors'
                   Compensation" on page 10 of IBM's definitive Proxy Statement dated March 18,
                   1997, and is hereby incorporated by reference.
                 The IBM Supplemental Executive Retirement Plan is Exhibit IX to Form 10-K for the
                   year ended December 31, 1994, and is hereby incorporated by reference.
                 The IBM Extended Tax Deferred Savings Plan as amended and restated effective
                   January 1, 1996, is Exhibit 10 to Form 10-Q for the quarter ended March 31,
                   1996, and is hereby incorporated by reference.
                 The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit
                   X to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.
                 The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive
                   Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.

   REFERENCE
  NUMBER PER
  ITEM 601 OF                                                                                            EXHIBIT
  REGULATION                                                                                            NUMBER IN
      S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
---------------  ----------------------------------------------------------------------------------  ----------------
                 The employment agreement for L.V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated
                   March 31, 1993, and is hereby incorporated by reference.
                 Amendment to Employment Agreement for L.V. Gerstner, Jr. dated as of January 1,
                   1996 is Exhibit XI to Form 10-K for the year ended December 31,1995, and is hereby incorporated by reference.
                 The IBM Tax Deferred Savings Plan as amended and restated as of June 15, 1996, is
                   Exhibit 4 to Registration Statement No. 333-09055 on Form S-8, filed on July 29,
                   1996, and is hereby incorporated by reference.
     (11)        Statement re computation of per share earnings.                                            I
     (12)        Statement re computation of ratios.                                                        II
     (13)        Annual report to security holders.                                                        VII
     (18)        Letter re change in accounting principles.                                           Not applicable
     (19)        Previously unfiled documents.                                                        Not applicable
     (21)        Subsidiaries of the registrant.                                                           III
     (22)        Published report regarding matters submitted to vote of security holders.            Not applicable
     (23)        Consents of experts and counsel.                                                           IV
     (24)        Powers of attorney.                                                                       VIII
     (27)        Financial Data Schedule.                                                                   IX
     (28)        Information from reports furnished to state insurance regulatory authorities.        Not applicable
     (99)        Additional exhibits.                                                                       V