Form 10-Q
period 1997-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1997-05-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     1-2360
                            ------------------------
                            (Commission file number)


                   INTERNATIONAL BUSINESS MACHINES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                       13-0871985
    ------------------------               ------------------------------------
    (State of incorporation)                (IRS employer identification number)


         Armonk, New York                                    10504
----------------------------------------                  -----------
(Address of principal executive offices)                   (Zip Code)


                                  914-765-1900
                         -------------------------------
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

    The registrant has 993,150,508* shares of common stock outstanding at March 31, 1997.

* Adjusted to reflect a two-for-one stock split effective May 9, 1997.

                                     INDEX
                                                                       Page
                                                                       ----
  Part I - Financial Information:

     Item 1.  Consolidated Financial Statements

        Consolidated Statement of Earnings for the three months
          ended March 31, 1997 and 1996 ..........................       1

        Consolidated Statement of Financial Position at
          March 31, 1997 and December 31, 1996 ...................       2

        Consolidated Statement of Cash Flows for the three months
          ended March 31, 1997 and 1996 ..........................       4

        Notes to Consolidated Financial Statements ...............       5

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition ....       6

  Part II - Other Information ....................................      14

ITEM 1.

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31:
                                  (UNAUDITED)

(Dollars in millions except for per share amounts)        1997          1996
                                                        -------       -------
Revenue:
   Hardware sales                                       $ 7,761       $ 7,708
   Services                                               4,095         3,198
   Software                                               2,950         3,037
   Maintenance                                            1,603         1,749
   Rentals and financing                                    899           867
                                                        -------       -------
Total revenue                                            17,308        16,559

Cost:
   Hardware sales                                         5,244         5,005
   Services                                               3,297         2,577
   Software                                                 912           911
   Maintenance                                              853           912
   Rentals and financing                                    410           385
                                                        -------       -------
Total cost                                               10,716         9,790
                                                        -------       -------
Gross profit                                              6,592         6,769

Operating expenses:
   Selling, general and administrative                    3,684         3,697
   Research, development and engineering                  1,069         1,091
   Purchased in-process research and development             -            435
                                                        -------       -------
Total operating expenses                                  4,753         5,223

Operating income                                          1,839         1,546
Other income, principally interest                          185           150
Interest expense                                            172           149
                                                        -------       -------
Earnings before income taxes                              1,852         1,547
Income tax provision                                        657           773
                                                        -------       -------
Net earnings                                              1,195           774
Preferred stock dividends and transaction costs               5             5
                                                        -------       -------
Net earnings applicable to
   common shareholders                                  $ 1,190       $   769
                                                        =======       =======
Net earnings per share of common stock*                 $  1.19       $   .71

Average number of common shares
   outstanding* (millions)                              1,003.4       1,088.6

Cash dividends per common share*                        $  .175       $  .125

* Adjusted to reflect a two-for-one stock split effective May 9, 1997.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                     ASSETS

(Dollars in millions)                              At March 31  At December 31
                                                       1997          1996
                                                   -----------  --------------
Current assets:

 Cash and cash equivalents                         $  5,959        $  7,687

 Marketable securities - at cost, which
   approximates market                                  504             450

 Notes and accounts receivable - net
   of allowances                                     15,739          17,446

 Sales-type leases receivable                         5,671           5,721

 Inventories, at lower of average cost or market
   Finished goods                                     1,273           1,413
   Work in process                                    4,435           4,377
   Raw materials                                         78              80
                                                   --------        --------
 Total inventories                                    5,786           5,870

 Prepaid expenses and other current assets            3,661           3,521
                                                   --------        --------
Total current assets                                 37,320          40,695


Plant, rental machines and other property            41,010          41,893
    Less:  accumulated depreciation                  23,948          24,486
                                                   --------        --------
Plant, rental machines and other property - net      17,062          17,407

Software, less accumulated amortization
    (1997, $12,288; 1996, $12,199)                    1,220           1,435

Investments and sundry assets                        20,925          21,595
                                                   --------        --------
Total assets                                       $ 76,527        $ 81,132
                                                   ========        ========

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions)                            At March 31    At December 31
                                                     1997            1996
                                                 -----------    -------------
Current liabilities:

  Taxes                                          $   2,221         $  3,029

  Accounts payable and accruals                     15,777           18,014

  Short-term debt                                   13,243           12,957
                                                 ---------         --------
Total current liabilities                           31,241           34,000

Long-term debt                                      10,402            9,872

Other liabilities                                   13,480           14,005

Deferred income taxes                                1,453            1,627
                                                 ---------         --------
Total liabilities                                   56,576           59,504

Stockholders' equity:

    Preferred stock - par value $.01 per share         253              253
      Shares authorized - 150,000,000
      Shares issued: 1997 -  2,610,711
                     1996 -  2,610,711

    Common stock - par value $.50* per share         7,906            7,752
      Shares authorized - 1,875,000,000*
      Shares issued: 1997 - 1,021,884,248*
                     1996 - 1,018,141,084*

    Retained earnings                               12,194           11,189

    Translation adjustments                          1,545            2,401

    Treasury stock - at cost                        (2,125)            (135)
      Shares:  1997 - 28,733,740*
               1996 -  2,179,066*

    Net unrealized gain on marketable securities       178              168
                                                 ---------         --------
Total stockholders' equity                          19,951           21,628
                                                 ---------         --------
Total liabilities and stockholders' equity       $  76,527         $ 81,132
                                                 =========         ========
* Adjusted to reflect a two-for-one stock split effective May 9, 1997.

(The accompanying notes are an integral part of the financial statements.)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31:
                                  (UNAUDITED)

(Dollars in millions)                                       1997        1996
                                                          -------     -------
Cash flow from operating activities:

  Net earnings                                            $ 1,195     $   774
  Adjustments to reconcile net earnings to cash provided from operating activities:

    Depreciation                                              916         891
    Amortization of software                                  280         323
    Effect of restructuring charges                          (218)       (536)
    Purchased in-process research and development              -          435
    Gain on disposition of fixed and other assets             (27)       (110)
    Changes in operating assets and liabilities            (1,797)       (616)
                                                          -------     -------
   Net cash provided from operating activities                349       1,161

Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                    (1,053)       (600)
  Investment in software                                      (65)        (62)
  Purchases of marketable securities and
    other investments                                        (114)       (494)
  Proceeds from marketable securities and
    other investments                                         158         137
  Acquisition of Tivoli Systems, Inc. - net                    -         (716)
                                                          -------     -------
   Net cash used in investing activities                   (1,074)     (1,735)
                                                          -------     -------

Cash flow from financing activities:

  Proceeds from new debt                                    2,192         963
  Payments to settle debt                                    (885)     (1,458)
  Short-term borrowings less
    than 90 days - net                                       (166)        977
  Common stock transactions - net                          (1,847)     (1,014)
  Cash dividends paid                                        (181)       (141)
                                                          -------     -------
   Net cash used in financing activities                     (887)       (673)
                                                          -------     -------
Effect of exchange rate changes
  on cash and cash equivalents                               (116)        (59)
                                                          -------     -------
Net change in cash and cash equivalents                    (1,728)     (1,306)

Cash and cash equivalents at January 1                      7,687       7,259
                                                          -------     -------
Cash and cash equivalents at March 31                     $ 5,959     $ 5,953
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

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128,"Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of this statement is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data previously presented. Reported earnings per share would not change materially if the provisions of this statement were applied.

4. On March 1, 1996, the company acquired all outstanding shares of Tivoli Systems Inc. for approximately $800 million ($716 million in net cash). The company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The company allocated the total purchase price as follows:

(Dollars in millions)

     Tangible and intangible net assets                  $ 140
     Purchased in-process research and development         417
     Goodwill                                              280
     Deferred tax liabilities related to identifiable
        intangible assets                                  (37)

                                                          -----
     Total                                               $ 800
                                                          =====

     Purchased in-process research and development included the value of software products still in development stage and not considered to have reached technological feasibility.

     In addition, an acquisition of Object-Technology International, Inc., resulted in a valuation of purchased in-process research and development amounting to $18 million, bringing the total amount of purchased in-process research and development to $435 million. In accordance with applicable accounting rules, the $435 million was expensed upon acquisition in the first quarter of 1996.

5. A supplemental Consolidated Statement of Earnings schedule has been provided for informational purposes only, to exclude the effects of the write-offs of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International, Inc. acquisitions recorded in the first quarter of 1996. The supplemental schedule is shown in Exhibit 99 on page
17. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Earnings.

6. Subsequent Events: On April 16, 1997, IBM and NetObjects, Inc. announced that IBM had become a majority shareholder in NetObjects, Inc. IBM issued 519,116 shares of common stock at a price of $135.0375 to certain shareholders of NetObjects by virtue of a merger of Net Acquisition Corp., a wholly owned subsidiary of IBM, with and into NetObjects, Inc. The shares of IBM common stock were issued to the NetObjects shareholders in a private placement, which is exempt from SEC registration under Regulation D. The private placement of the IBM shares took place on April 11, 1997.

     On April 29, 1997, the stockholders of the company approved amendments to the Certificate of Incorporation to increase the number of authorized shares of common stock from 750 million to 1,875 million, which was required to effect a two-for-one stock split approved by the company's Board of Directors on January 28, 1997. In addition, the amendments served to reduce the par value of the common shares from $1.25 per share to $.50 per share. Common stockholders of record at the close of business on May 9, 1997 received one additional share for each share held.

     The Consolidated Financial Statements in this Form 10-Q have been adjusted to reflect the two-for-one stock split.

     On April 29, 1997, the company announced that the Board of Directors had approved a quarterly dividend increase of 14 percent from $.35 to $.40 per common share or $.20 per common share after the two-for-one stock split. The dividend is payable June 10, 1997 to shareholders of record on May 9, 1997.

     On April 29, 1997, the Board of Directors also authorized the company to repurchase up to an additional $3.5 billion of IBM common stock shares. The company plans to buy shares, on the open market from time-to-time, depending on market conditions.

    On May 8, 1997, the company announced that it intends to buy the 30 percent equity interest held by Sears in Advantis, the U.S. network services arm of the IBM Global Network, for $450 million. Advantis is currently 70 percent owned by IBM. The agreement is contingent upon satisfaction of customary closing conditions and approval under the Hart-Scott-Rodino Act.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 1997

    The company's first quarter results showed strong performance in its fast-growth areas including services, personal computers and certain distributed software such as Lotus Notes* and Tivoli systems management products. In addition, storage products had a good quarter.

Results of Operations

     As expected the server products were adversely affected by product transitions, most notably within the System/390* products, and by ongoing weakness in Europe, which hurt AS/400* sales. Overall, the results from the fast-growing areas of the company more than offset the weakness from the server products.

(Dollars in millions)             Three Months Ended
                                       March 31
                                  ------------------
                                    1997       1996
                                  --------   -------
Revenue                           $ 17,308   $ 16,559
Cost                                10,716      9,790
                                  --------   --------
Gross profit                      $  6,592   $  6,769
Gross profit margin                   38.1%      40.9%
Net earnings                      $  1,195   $    774

     The company recorded first-quarter 1997 earnings of $1,195 million or $1.19 per common share, compared with $ 774 million or $.71 per common share in the first quarter of 1996. The company's first-quarter 1996 results included a charge of $435 million ($.40 per common share) relating to a non-recurring, non-tax deductible charge for purchased in-process research and development in connection with the acquisition of Tivoli Systems Inc. ($417 million) and Object Technology International, Inc. ($18 million). Excluding these items, the company's adjusted earnings per common share was $1.11. The average number of common shares outstanding for the period was 1,003.4 million in 1997 versus 1,088.6 million in 1996.

     On an as-reported basis, first quarter revenue in the United States was $7.3 billion, an increase of 17.8 percent from the same period a year ago. Asia-Pacific revenue increased by 3.3 percent to $3.4 billion, while revenue from Latin America was up 2.3 percent to $701 million. Revenue from Europe/Middle East/Africa declined by 6.5 percent to $5.3 billion. Revenue from Canada was $659 million, a decline of 12.7 percent from first quarter of 1996. On a constant currency basis, Asia-Pacific revenue grew by 14 percent and Europe/Middle East/Africa revenue grew by 1 percent.

     The total gross profit margin was 38.1 percent in the first quarter compared to 40.9 percent in the first quarter of last year. The decline was primarily a result of the company's shift to higher growth sources of revenue, most notably services and personal computers. These businesses have lower gross profit margins than the company's more traditional high-end hardware offerings. In addition, the gross profit margin was lower due to the significant price reduction in semiconductors year-over-year.

     Total expenses were essentially flat compared with the first quarter of 1996.

Hardware Sales

(Dollars in millions)              Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Total revenue                       $ 7,761    $ 7,708
Total cost                            5,244      5,005
                                    -------    -------
Gross profit                        $ 2,517    $ 2,703
Gross profit margin                    32.4%      35.1%

     Hardware sales revenue was essentially flat when compared to the first quarter of 1996. Revenue from hardware sales was negatively affected by approximately 4 points from currency in the quarter.

     Personal computer and PC server revenue increased as demand was strong for these products in the United States and Asia Pacific. Revenue from storage products increased due to continued strong sales of hard disk drives, open systems DASD and tape products, offset by lower revenue associated with high-end DASD. These increases were partially offset by lower revenue from RISC System/6000*, AS/400 and System/390 servers. Semiconductor revenue declined slightly as a result of the significant drop in DRAM prices year-over-year, offset by growth in logic and custom logic products.

     Hardware sales gross profit dollars decreased 6.9 percent when compared to the first quarter of 1996. The decrease was driven by a change in the mix of products being sold to lower gross profit products, such as personal computers, and lower semiconductor margins. The overall hardware sales margin continues to be adversely impacted by pricing pressures across all products.

Services Other Than Maintenance

(Dollars in millions)              Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Total revenue                       $ 4,095    $ 3,198
Total cost                            3,297      2,577
                                    -------    -------
Gross profit                        $   798    $   621
Gross profit margin                    19.5%      19.4%

     Services revenue increased 28.0 percent, when compared to the first quarter of 1996. Services revenue was negatively affected by about 6 points from currency in the quarter. The increase was driven by strong growth in most categories of service offerings. The company signed service agreements totaling about $3 billion in the quarter. Services gross profit dollars increased by 28.5 percent over the first quarter of 1996.

Software

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Total revenue                       $ 2,950    $ 3,037
Total cost                              912        911
                                    -------    -------
Gross profit                        $ 2,038    $ 2,126
Gross profit margin                    69.1%      70.0%

     Revenue from software decreased 2.9 percent from the first quarter of 1996. Software revenue was negatively affected by approximately 5 points from currency in the quarter. The decrease was a result of lower host-based computer software revenue associated with lower AS/400 volumes and flat year-to-year growth in System/390 products. These decreases were partially offset by strong revenue growth for distributed software offerings from Lotus Notes and systems management software from Tivoli.

     Software gross profit dollars decreased 4.1 percent from the first quarter of 1996. The decrease was primarily a result of higher vendor royalty costs incurred in the first quarter of 1997 versus 1996.

Maintenance

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Total revenue                       $ 1,603    $ 1,749
Total cost                              853        912
                                    -------    -------
Gross profit                        $   750    $   837
Gross profit margin                    46.8%      47.8%

     Maintenance revenue decreased 8.3 percent from the first quarter of 1996. Maintenance revenue was negatively impacted by about 4 points from currency in the quarter. The gross profit dollars decreased 10.4 percent when compared to the first quarter of 1996. Maintenance revenue and gross profit margins continue to be affected by price reductions on maintenance offerings.

Rentals and Financing

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Total revenue                       $   899    $   867
Total cost                              410        385
                                    -------    -------
Gross profit                        $   489    $   482
Gross profit margin                    54.4%      55.6%

     Rentals and financing revenue increased 3.7 percent when compared to the same period in 1996. Revenue from rentals and financing was negatively affected by approximately 4 points from currency in the quarter. The increase in revenue was primarily due to higher operating lease activity in 1997 versus the first quarter of 1996. Gross profit dollars increased 1.5 percent when compared to the first quarter of 1996.

Expenses

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1997       1996
                                    -------    -------
Selling, general and
   administrative                   $ 3,684    $ 3,697
Percentage of revenue                  21.3%      22.3%

Research, development and
   engineering                      $ 1,069    $ 1,091
Percentage of revenue                   6.2%       6.6%

     Selling, general and administrative expense was essentially flat from first quarter 1996. Currency had a benefit of about 3 points in the first quarter of 1997. The company continues to invest in more variable based high-yield programs, such as advertising, business partner programs, expenditures associated with new acquisitions, while continuing to focus on reducing fixed infrastructure costs.

     Research, development and engineering expense decreased 2.0 percent from the first quarter of 1996.

     The first-quarter 1996 results included a non-tax deductible charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems Inc. and Object Technology International, Inc. This amount has been separately identified on the company's Consolidated Statement of Earnings.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $377 million for the first quarter of 1997. Of this amount, $9 million was capitalized.

     The effective tax rate for the three months of 1997 was 35.5 percent versus
50.0 percent for the same period in 1996. This decrease was primarily a result of the $435 million charge associated with the Tivoli Systems Inc. and Object Technology International Inc. acquisitions, which did not give rise to a tax benefit in 1996. Excluding this charge, the effective tax rate from operations would have been 39.0 percent for the first quarter of 1996. The 3.5 point decrease in the effective tax rate from operations in 1997 versus 1996 is primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis. The company continues to perform assessments of the realizability of the net deferred tax assets.

Financial Condition

     The company's financial condition remained strong throughout the first quarter of 1997, enabling expenditures of $2.0 billion for the repurchase of the company's common shares, and investments of $1.3 billion in plant, rental machines, and other property, while ending the quarter with $6.5 billion in cash, cash equivalents and marketable securities.

Cash Flow

(Dollars in millions)                     Three Months Ended
                                               March 31
                                          ------------------
                                            1997       1996
                                          -------    -------
Net cash provided from (used in):
   Operating activities                   $   349    $ 1,161
   Investing activities                    (1,074)    (1,735)
   Financing activities                      (887)      (673)
                                          -------    -------
Effect of exchange rate changes
   on cash and cash equivalents              (116)       (59)
                                          -------    -------

Net change in cash and cash equivalents   $(1,728)   $(1,306)

Working Capital

(Dollars in millions)             At March 31     At December 31
                                      1997             1996
                                  ------------    --------------
Current assets                      $ 37,320         $ 40,695
Current liabilities                   31,241           34,000
                                    --------         --------
   Working capital                  $  6,079         $  6,695

Current ratio                         1.19:1           1.20:1

     The company maintained a healthy current ratio of 1.19 to 1. Current assets declined $3.4 billion from year-end 1996 with declines $1.7 billion in cash, cash equivalents, and marketable securities and $1.8 billion in accounts receivable, offset by an increase of $.1 billion in prepaid expenses. The decrease in cash, cash equivalents and marketable securities results primarily from the share repurchases, and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable is attributable to the lower volumes normally associated with the first quarter, while prepaid expenses reflect the seasonal increase in prepaid expenses from year-end levels.

     Current liabilities declined $2.8 billion, with declines of $3.1 billion in accruals, taxes and accounts payable (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), offset by an increase of $.3 billion in short-term debt to support the growth in customer financing assets.

Investments

     The company's capital investments for plant, rental machines, and other property were $1.3 billion during the first quarter of 1997, an increase of $.3 billion from the comparable 1996 period. The increase reflects the company's continued investment in its rapidly growing services business, as well as in the areas of storage products and microelectronics.

     In addition to software development expenses included in research, development and engineering expense, the company capitalized $.1 billion of software costs during the first three months of both 1997 and 1996. Amortization of capitalized software costs amounted to $.3 billion during the first quarter of both 1997 and 1996.

     Investments and sundry assets were $20.9 billion at March 31, 1997, a decrease of $.7 billion from year-end 1996, resulting primarily from a decrease in non-current sales-type lease receivables, and the amortization of goodwill associated with the company's strategic acquisitions.

Other Non-Current Liabilities

     Other non-current liabilities of $13.5 billion at March 31, 1997, declined $.5 billion from year-end 1996 primarily due to reductions in restructuring accrual balances related to pre-1996 restructuring programs, and in non-U.S. retirement reserves.

(Dollars in millions)            At March 31      At December 31
                                     1997             1996
                                  ------------    --------------
"Core" debt                         $  2,201         $  2,202
Customer financing debt               21,444           20,627
                                    --------         --------
   Total debt                       $ 23,645         $ 22,829

Stockholders' Equity                $ 19,951         $ 21,628

Debt/capitalization                     54.2%            51.4%

Customer financing debt/equity         6.5:1            6.3:1

     Total debt increased $.8 billion from year-end 1996 in support of customer financing. Stockholders' equity declined $1.7 billion from December 31, 1996 as the increase in the company's retained earnings was more than offset by the significant common share repurchases and the currency effect of the stronger U.S. dollar on the company's foreign net assets.


Liquidity

     The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 1997, $9.1 billion of this confirmed line of credit remains unused and available for future use.

     At March 31, 1997, the company had a net balance of $1.0 billion in assets under management from the securitization of lease and trade receivables.

     In January 1997, Standard and Poor's revised its outlook on the company and its rated subsidiaries to positive from stable and affirmed its ratings of senior debt at A, commercial paper at A-1, and preferred stock at A-.

                          Part II - Other Information

Item 6(a). Exhibits

Exhibit Number
--------------

      11     Statement re: computation of per share earnings.
      12     Statement re: computation of ratios.
      99     Supplemental Consolidated Statement of Earnings schedule.

Item 6(b). Reports on Form 8-K

    A Form 8-K dated January 21, 1997 was filed with respect to the company's financial results for the periods ended December 31, 1996 and included unaudited consolidated financial statements for the periods ended December 31, 1996.

    A Form 8-K dated January 28, 1997 was filed regarding the decision of the company's board of directors to declare a two-for-one stock split of the company's common stock, subject to stockholder approval of an increase in the company's authorized shares of common stock. No financial statements were filed with this Form 8-K.

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

                International Business Machines Corporation
                -------------------------------------------
                                (Registrant)

Date: May 12, 1997


By:

                           John R. Joyce
             -------------------------------------------------
                           John R. Joyce
                   Vice President and Controller

* S/390, AS/400 and RISC System/6000 are trademarks of the International Business Machines Corporation. Lotus Notes is a trademark of Lotus Development Corporation.