Form 10-Q
period 1997-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1997-08-14
CIK 51143

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                               F O R M  1 0 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED JUNE 30, 1997


                                    1-2360
                            -----------------------
                           (Commission file number)



                 INTERNATIONAL BUSINESS MACHINES CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New York                         13-0871985
        ----------------------     ------------------------------------
       (State of incorporation)    (IRS employer identification number)


              Armonk, New York                          10504
    --------------------------------------            ----------
   (Address of principal executive offices)           (Zip Code)


                                 914-499-1900
                        ------------------------------
                       (Registrant's telephone number)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub-ject to such filing requirements for the past 90 days.

  YES    X      NO
      -------     -------- .

    The registrant has 982,261,297 shares of common stock outstanding at June 30, 1997.

                                    INDEX
                                    _____
                                                                       Page
                                                                       ____

  Part I - Financial Information:

     Item 1. Consolidated Financial Statements

        Consolidated Statement of Earnings for the three and six
          months ended June 30, 1997 and 1996  . . . . . . . . . .       1

        Consolidated Statement of Financial Position at
          June 30, 1997 and December 31, 1996  . . . . . . . . . .       2

        Consolidated Statement of Cash Flows for the six months
          ended June 30, 1997 and 1996 . . . . . . . . . . . . . .       4

        Notes to Consolidated Financial Statements . . . . . . . .       5

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition  . .       7

  Part II - Other Information  . . . . . . . . . . . . . . . . . .      15

  ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                              AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                                    (UNAUDITED)



  (Dollars in millions except          Three Months Ended        Six Months Ended
   per share amounts)                       June 30                  June 30
                                      ___________________     ____________________
                                         1997      1996          1997        1996
  Revenue:                            ________   ________     ________    ________
     Hardware sales                   $  8,616   $  8,576     $ 16,377    $ 16,284
     Services                            4,612      3,734        8,707       6,932
     Software                            3,084      3,195        6,034       6,232
     Maintenance                         1,632      1,754        3,235       3,503
     Rentals and financing                 928        924        1,827       1,791
                                      ________   ________     ________    ________
  Total revenue                         18,872     18,183       36,180      34,742

  Cost:
     Hardware sales                      5,559      5,715       10,803      10,720
     Services                            3,664      2,959        6,961       5,536
     Software                              907      1,009        1,819       1,921
     Maintenance                           873        915        1,726       1,827
     Rentals and financing                 468        394          878         778
                                      ________   ________     ________    ________
  Total cost                            11,471     10,992       22,187      20,782
                                      ________   ________     ________    ________
  Gross profit                           7,401      7,191       13,993      13,960
  Operating expenses:
     Selling, general and
      administrative                     3,958      3,889        7,642       7,586
     Research, development and
      engineering                        1,221      1,116        2,290       2,207
     Purchased in-process research
      and development                       --         --           --         435
                                      ________   ________     ________    ________
  Total operating expenses               5,179      5,005        9,932      10,228

  Operating income                       2,222      2,186        4,061       3,732
  Other income, principally interest       137        193          322         343
  Interest expense                         179        205          351         354
                                      ________   ________     ________    ________
  Earnings before income taxes           2,180      2,174        4,032       3,721
  Income tax provision                     734        827        1,391       1,600
                                      ________   ________     ________    ________
  Net earnings                           1,446      1,347        2,641       2,121
  Preferred stock dividends and
    transaction costs                        5          5           10          10
                                      ________   ________     ________    ________
  Net earnings applicable to
    common shareholders               $  1,441   $  1,342     $  2,631    $  2,111
                                      ========   ========     ========    ========
  Net earnings per share of
    common stock                      $   1.46   $   1.26*    $   2.64    $   1.96*
  Average number of common
    shares outstanding (millions)        986.9    1,067.8*       995.1     1,078.2*
  Cash dividends per common share     $    .20   $   .175*    $   .375    $    .30*


  * Adjusted to reflect a two-for-one stock split effective May 9, 1997. (The accompanying notes are an integral part of the financial statements.)

                    INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                    ASSETS



                                                        At June 30    At December 31
  (Dollars in millions)                                    1997            1996
                                                        ___________   ______________
  Current assets:
    Cash and cash equivalents                           $  6,503          $  7,687

    Marketable securities - at cost, which
      approximates market                                    358               450

    Notes and accounts receivable -
      net of allowances                                   16,060            17,446

    Sales-type leases receivable                           5,725             5,721

    Inventories, at lower of average cost or market
      Finished goods                                       1,602             1,413
      Work in process                                      4,224             4,377
      Raw materials                                           87                80
                                                        ________          ________
    Total inventories                                      5,913             5,870

    Prepaid expenses and other current assets              4,080             3,521
                                                        ________          ________
  Total current assets                                    38,639            40,695


  Plant, rental machines and other property               42,031            41,893
    Less: Accumulated depreciation                        24,384            24,486
                                                        ________          ________
  Plant, rental machines and other property - net         17,647            17,407

  Software, less accumulated
    amortization (1997, $12,367; 1996, $12,199)            1,037             1,435

  Investments and sundry assets                           21,496            21,595
                                                        ________          ________

  Total assets                                          $ 78,819          $ 81,132
                                                        ========          ========




  (The accompanying notes are an integral part of the financial statements.)

                    INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                  (UNAUDITED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


  (Dollars in millions except                      At June 30     At December 31
   per share amounts)                                 1997             1996
                                                   ___________    ______________
  Current liabilities:
    Taxes                                            $  2,494       $  3,029

    Accounts payable and accruals                      16,037         18,014

    Short-term debt                                    14,028         12,957
                                                     ________       ________

  Total current liabilities                            32,559         34,000

  Long-term debt                                       11,675          9,872

  Other liabilities                                    13,111         14,005

  Deferred income taxes                                 1,365          1,627
                                                     ________       ________

  Total liabilities                                    58,710         59,504

  Stockholders' equity:

    Preferred stock - par value $.01 per share            253            253
      Shares authorized:    150,000,000
      Shares issued: 1997 -   2,597,361
                     1996 -   2,610,711

    Common stock - par value $.50 per share             8,290          7,752
      Shares authorized:    1,875,000,000
      Shares issued: 1997 - 1,029,636,294
                     1996 - 1,018,141,084*

    Retained earnings                                  13,411         11,189

    Translation adjustments                             1,516          2,401

    Treasury stock - at cost                           (3,609)          (135)

    Net unrealized gain on marketable securities          248            168
                                                    _________       ________
  Total stockholders' equity                           20,109         21,628
                                                     ________       ________
  Total liabilities and stockholders' equity         $ 78,819       $ 81,132
                                                     ========       ========


  * Adjusted to reflect a two-for-one stock split on May 9, 1997.

  (The accompanying notes are an integral part of the financial statements.)

                         INTERNATIONAL BUSINESS MACHINES CORPORATION
                                  AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30:
                                        (UNAUDITED)

  (Dollars in millions)                                   1997           1996
                                                        ________       _______
  Cash flow from operating activities:
    Net earnings                                        $  2,641       $ 2,121
    Adjustments to reconcile net earnings to cash provided from operating activities:


     Effect of restructuring charges                        (216)         (865)
     Depreciation                                          1,861         1,824
     Amortization of software                                548           688
     Purchased in-process research and development            36           435
     Gain on disposition of fixed and other assets           (70)         (163)
     Changes in operating assets and liabilities          (1,866)       (1,297)
                                                        ________       _______
      Net cash provided from operating activities          2,934         2,743
                                                        ________       _______
  Cash flow from investing activities:
    Payments for plant, rental machines
      and other property, net of proceeds                 (2,544)       (1,724)
    Investment in software                                  (140)         (125)
    Purchases of marketable securities and
      other investments                                     (614)         (710)
    Proceeds from marketable securities and
      other investments                                      538           232
    Acquisition of Tivoli Systems, Inc. - net                 -           (716)
                                                        ________       _______
      Net cash used in investment
       activities                                         (2,760)       (3,043)
                                                        ________       _______
  Cash flow from financing activities:
    Proceeds from new debt                                 3,261         2,279
    Payments to settle debt                               (2,147)       (2,474)
    Short-term borrowings less
     than 90 days - net                                    1,066         1,938
    Common stock transactions - net                       (3,043)       (2,319)
    Cash dividends paid                                     (383)         (333)
                                                        ________       _______
      Net cash used in financing activities               (1,246)         (909)
                                                        ________       _______
  Effect of exchange rate changes
    on cash and cash equivalents                            (112)         (154)
                                                        ________       _______
  Net change in cash and cash equivalents                 (1,184)       (1,363)

  Cash and cash equivalents at January 1                   7,687         7,259
                                                        ________       _______
  Cash and cash equivalents at June 30                  $  6,503       $ 5,896
                                                        ========       =======

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

  3. Treasury stock within Stockholders' equity includes 47,374,997 common shares amounting to $3,607.6 million and 53,400 preferred shares amounting to $1.4 million at June 30, 1997, and 2,179,066 common shares (adjusted to reflect a two-for-one stock split on May 9, 1997) amounting to $135.2 million at December 31, 1996.

  4. The majority of the company's derivative transactions relates to the matching of liabilities to assets associated with its worldwide customer financing business. The company issues debt, using the most efficient capital markets and products, which may result in a currency or interest rate mismatch. Interest rate swaps or currency swaps are then used to match the interest rates and currencies of its debt to the related cus-tomer financing receivables. These swap contracts are principally one to five years in duration. The company uses an internal regional center to manage the cash of its subsidiaries. This regional center principally uses currency swaps to convert cash flows in a cost-effective manner, predominately for the company's European subsidiaries. The terms of the swaps are generally less than one year.

       Interest and currency rate differentials accruing under interest rate and currency swap contracts related to the customer financing business are recognized over the life of the contracts in interest expense, and the ef-fects of contracts related to intracompany funding are recognized over the life of the contract in interest income. When the terms of the underwrit-ing instrument are modified, or if it ceases to exist for whatever reason, all changes in fair value of the swap contracts are recognized in income each period until they mature.

       Additionally, the company uses derivatives to limit its exposure to loss resulting from fluctuations in foreign currency exchange rates on an-ticipated cash transactions between foreign subsidiaries and the parent company. The company receives significant dividends, intracompany royal-ties and net payments for goods and services from its non-U.S. subsid-iaries. In anticipation of these foreign currency flows, and given the volatility of the currency markets, the company selectively employs for-eign currency options to manage the currency risks. The terms of these instruments are generally less than one year.

  --------------------------------------------------------

       For purchased options that hedge anticipated transactions, gains and losses are deferred and recognized in other income in the same period that the underlying transaction occurs, expires or is otherwise terminated. At June 30, 1997 and December 31, 1996, there were no material deferred gains or losses. The premiums associated with entering into option contracts are generally amortized over the life of the options and are not material to the company's results. Unamortized premiums are included in prepaid assets. All written options are marked to market monthly and are not ma-terial to the company's results.

       The company also enters into derivative transactions to moderate the impact that an appreciation of the dollar relative to other currencies would have on the translation of foreign earnings. These transactions do not qualify as hedges and their impact results in foreign exchange gains and losses which are recorded in earnings as they occur.

       The company has used derivative instruments as an element of its risk management strategy for many years. Although derivatives entail a risk of non-performance by counterparties, the company manages this risk by estab-lishing explicit dollar and term limitations that correspond to the credit rating of each carefully selected counterparty. The company has not sus-tained a material loss from these instruments nor does it anticipate any material adverse effect on its results of operations or financial position in the future.

  5. A supplemental Consolidated Statement of Operations schedule has been provided, for information purposes only, to exclude the effects of the write-offs of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International Inc. ac-quisitions recorded in the first quarter of 1996. The supplemental state-ment is shown in exhibit 99 on page 22. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Earnings.

  6. On April 29, 1997, the stockholders of the company approved amend-ments to the Certificate of Incorporation to increase the number of au-thorized shares of common stock from 750 million to 1,875 million, which was required to effect a two-for-one stock split approved by the company's Board of Directors on January 28, 1997. In addition, the amendments served to reduce the par value of the common shares from $1.25 to $.50 per share. Common stockholders of record at the close of business on May 9, 1997 received one additional share for each share held.


        All share and per share data presented in the Consolidated Financial Statements reflect the two-for-one stock split.

  7. Subsequent Events: On July 30, 1997, the company issued $500 million of 6.45 percent Notes due August 1, 2007, and $500 million of 6.22 percent Debentures due August 1, 2027. The net proceeds will be used for general corporate purposes.

        The Financial Accounting Standards Board has approved the American Institute of Certified Public Accountants Statement of Position (SOP) on software revenue recognition which will be effective beginning in 1998. The company is generally in compliance with the new SOP and its adoption is not expected to have a material effect on the financial position or re-sults of operations of the company.

  ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ------------------------------------------------
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
              ------------------------------------------------

      The company's second quarter results showed the ongoing strength of its business portfolio. There was good customer response to the new System/390** servers and continued strength in services and hard disk drives. There was substantial year-over-year improvement in the semicon-ductor business, as well as good results in PC commercial and PC server products. Results from these areas more than offset revenue declines in some other areas, most notably consumer PC business and AS/400** and RS/6000** server lines. As a result of its balanced portfolio, the com-pany achieved good constant currency revenue growth in the quarter.

      During the quarter the company also acquired full ownership of Advantis, the U.S. network services arm of the company's global services business, and completed the acquisition of a majority interest in NetObjects, a leading developer of sophisticated web sites. These are im-portant acquisitions, and they will further strengthen the company's posi-tion in the rapidly growing areas of services and network computing.

  RESULTS OF OPERATIONS
  _____________________

  (Dollars in millions)    Three Months Ended       Six Months Ended
                                June 30                 June 30
                           ___________________     ___________________
                             1997       1996          1997      1996
                           ________   ________     ________   ________

  Revenue                  $ 18,872   $ 18,183     $ 36,180   $ 34,742
  Cost                       11,471     10,992       22,187     20,782
                           ________   ________     ________   ________
  Gross profit             $  7,401   $  7,191     $ 13,993   $ 13,960
  Gross profit margin          39.2%      39.5%        38.7%      40.2%
  Net earnings             $  1,446   $  1,347     $  2,641   $  2,121

      The company recorded second quarter 1997 earnings of $1.46 per common share, compared with $1.26 per common share, in the second quarter of last year. Total revenue increased 3.8 percent over the same period of 1996 to $18.9 billion. The average number of common shares outstanding for the period was 986.9 million in 1997 versus 1,067.8 million in 1996.

      Net earnings for the six months ended June 30, 1997 were $2.64 per common share, compared with earnings of $1.96 per common share in the first six months of 1996. The company's first quarter 1996 results in-cluded a charge of $435 million ($.40 per common share) relating to a non-recurring non-tax deductible charge for purchased in-process research and development in connection with the acquisition of Tivoli Systems Inc. ($417 million) and Object Technology International Inc. ($18 million). Excluding this item, the company's adjusted earnings per common share was $2.36 for the first six months of 1996. Total revenue for the six months ended June 30, 1997 was up 4.1 percent from the prior year to $36.2 billion. The average number of common shares outstanding for the period was 995.1 million in 1997 versus 1,078.2 million in 1996.

  -----------------------------------


      On an as-reported basis, second quarter revenue in the United States was $7.9 billion, an increase of 11.2 percent from the same period of 1996. Asia-Pacific revenue grew 3.7 percent to $3.8 billion while revenue from Latin America was up 7.8 percent to $847 million. Revenue from Europe/ Middle East/ Africa declined 4.5 percent to $5.7 billion and re-venue from Canada declined 4.5 percent to $697 million.

      Excluding the effects of currency, Asia-Pacific revenue grew approxi-mately 10 percent, while European revenue climbed about 3 percent year-over-year. Revenue from Canada would have declined approximately 4 percent on a constant currency basis.

      Total expenses grew 4.1 percent compared with last year's second quar-ter. Within the expense category, research, development and engineering increased 9.4 percent, largely as a result of purchased in-process re-search and development related to the NetObjects acquisition and continued investments to support the company's industry-specific business units. Selling, general and administrative expense increased slightly, 1.8 per-cent, year-over-year.

       The company's tax rate was 33.7 percent in the second quarter com-pared with 38.1 percent in the year-earlier period.

  Hardware Sales
  ______________

  (Dollars in millions)          Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 ___________________     ___________________
                                   1997       1996          1997     1996
                                 ________   ________     ________   ________

  Total revenue                  $  8,616   $  8,576     $ 16,377   $ 16,284
  Total cost                        5,559      5,715       10,803     10,720
                                 ________   ________     ________   ________
  Gross profit                   $  3,057   $  2,861     $  5,574   $  5,564
  Gross profit margin                35.5%      33.4%        34.0%      34.2%

      Revenue from hardware sales for the second quarter and first six months of 1997 was essentially flat, when compared to the same periods in 1996. The second quarter and first six-months revenue was negatively af-fected by approximately 3 and 4 percentage points, respectively, from cur-rency in 1997.

      Personal computer commercial and personal computer server revenue grew for both the second quarter and first six months of 1997, when compared to the same periods of last year. North America and Asia Pacific showed growth year-over-year, while Europe again had weak performance. Revenue from consumer personal computers was lower for both the second quarter and first six months of 1997, versus comparable periods of 1996.

  -----------------------------------


      Revenue from storage products increased on both a second-quarter and six months basis when compared to the same periods in 1996, due to strong sales of hard disk drives partially offset by lower revenue for high-end storage systems, which declined as the competitive pricing environment re-mained.

      Semiconductor revenue grew on both a second-quarter and six months ba-sis when compared to the same periods in 1996, as a result of strong growth in S-RAM and custom logic products, partially offset by lower DRAM revenue.

      These increases were offset by a decline in AS/400, RS/6000 and System/390 server revenue both on a second quarter and six months basis, when compared to the same periods in 1996. Although System/390 revenue was essentially flat, shipments measured in MIPS (millions of instructions per second) increased approximately 60 percent and 32 percent, respec-tively, for the second quarter and the first six months of 1997, when com-pared to the same periods of 1996.

      Hardware sales gross profit for the second quarter and first six months of 1997 increased 6.9 percent and .2 percent, respectively, over comparable periods in 1996. These increases were driven by improvements in storage, System/390 and personal computer costs. These increases more than offset the decline in gross profit due to the changing mix of revenue to personal computers which carry a lower margin. In addition, most other hardware products continue to be affected by competitive pricing pres-sures.

  Services Other Than Maintenance
  _______________________________

  (Dollars in millions)          Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 ___________________     ___________________
                                   1997       1996          1997      1996
                                 ________   ________     ________   ________
  Total revenue                  $  4,612   $  3,734     $  8,707   $  6,932
  Total cost                        3,664      2,959        6,961      5,536
                                 ________   ________     ________   ________
  Gross profit                   $    948   $    775     $  1,746   $  1,396
  Gross profit margin                20.6%      20.8%        20.0%      20.1%

      Services revenue increased 23.5 percent and 25.6 percent, respec-tively, in the second quarter and first six months of 1997, when compared to the same period of last year. Services revenue was negatively affected by approximately 5 percentage points, respectively, from currency in the second quarter and first six months of 1997. The revenue increases were primarily driven by continued growth in outsourcing as well as systems in-tegration activity. Approximately $3.3 billion in new services contracts were signed in the quarter.

      Services gross profit dollars increased in the second quarter and first six months of 1997 by 22.3 percent and 25.1 percent, respectively, when compared to year-ago periods.

  ___________________________________

  Software
  ________

  (Dollars in millions)        Three Months Ended         Six Months Ended
                                    June 30                   June 30
                               ___________________       ___________________
                                 1997       1996            1997      1996
                               ________   ________       ________   ________

  Total revenue                $  3,084   $  3,195       $  6,034   $  6,232
  Total cost                        907      1,009          1,819      1,921
                               ________   ________       ________   ________
  Gross profit                 $  2,177   $  2,186       $  4,215   $  4,311
  Gross profit margin              70.6%      68.4%          69.9%      69.2%

      Revenue from software for the second quarter and first six months of 1997 decreased 3.4 percent and 3.2 percent, respectively, over comparable periods in 1996. The second-quarter and first-six months results were negatively affected by approximately 4 and 5 percentage points, respec-tively, from currency in 1997. The revenue decreases were a result of lower host based computer software revenue associated with AS/400 and System/390 products. These decreases were partially offset by revenue growth for distributed software offerings from Lotus Notes and system man-agement software from Tivoli.

     Software gross profit dollars for the second quarter were essentially flat and decreased 2.2 percent for the first six months of 1997, versus the same periods in 1996. Software gross profit margins increased 2.2 percentage points and .7 percentage points, respectively, for the second quarter and first six months of 1997, when compared to the same periods of last year. The improvements in the gross profit margins are the results of lower capitalization rates and the associated reduction in amortization costs.

  Maintenance
  ___________

  (Dollars in millions)            Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   ___________________     __________________
                                     1997       1996          1997      1996
                                   ________   ________     ________   _______
  Total revenue                    $  1,632   $  1,754     $  3,235   $ 3,503
  Total cost                            873        915        1,726     1,827
                                   ________   ________     ________   _______
  Gross profit                     $    759   $    839     $  1,509   $ 1,676
  Gross profit margin                  46.5%      47.8%        46.6%     47.8%

      Maintenance revenue for the second quarter and first six months of 1997 decreased 7.0 percent and 7.7 percent, respectively, over comparable periods in 1996. The second-quarter and first six-months revenue was neg-atively affected by approximately 5 percentage points, respectively, from currency in 1997. Maintenance gross profit dollars decreased 9.5 percent and 10.0 percent, respectively, in the second quarter and first six months of 1997, when compared to the same periods of 1996. Maintenance revenue and gross profit margin continue to be affected by price reductions on maintenance offerings.

  ___________________________________

  Rentals and financing
  _____________________

  (Dollars in millions)           Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ___________________     __________________
                                    1997       1996          1997      1996
                                  ________   ________     ________   _______

  Total revenue                   $    928   $    924     $  1,827   $ 1,791
  Total cost                           468        394          878       778
                                  ________   ________     ________   _______
  Gross profit                    $    460   $    530     $    949   $ 1,013
  Gross profit margin                 49.6%      57.4%        52.0%     56.6%

      Revenue from rentals and financing for the second quarter was essen-tially flat and increased 2.0 percent for the first six months of 1997, respectively, versus comparable periods in 1996. The second quarter and first six months revenue was negatively affected by approximately 3 per-centage points, respectively, from currency in 1997. The increases in re-venue were primarily due to higher operating lease activity, offset by decreased dealer financing in 1997 versus the same periods in 1996.

      Rentals and financing gross profit dollars decreased 13.2 percent  and
  6.3 percent, respectively, for the second quarter and first six months of 1997, when compared to the same periods of the prior year. The decline in gross profit dollars and margin were principally due to a trend towards financing a greater amount of low-end products and faster growth in the more competitive U.S. market.

  Expenses
  ________

  (Dollars in millions)           Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ___________________     __________________
                                    1997       1996          1997      1996
                                  ________   ________     ________   _______

  Selling, general and
     administrative               $  3,958   $  3,889     $  7,642   $ 7,586
  Percentage of revenue               21.0%      21.4%        21.1%     21.8%

  Research, development and
     engineering                  $  1,221   $  1,116     $  2,290   $ 2,207
  Percentage of revenue                6.5%       6.1%         6.3%      6.4%

       Selling, general and administrative expense for the second quarter and first six months of 1997 increased 1.7 percent and .7 percent, respec-tively, from the same periods in 1996. Currency had a benefit of about 4 percentage points for the second quarter and first six months of 1997, re-spectively, versus the same periods in 1996. The company continues to in-vest in more variable based high-yield programs, such as advertising, business partner programs, expenditures associated with new acquisitions, while continuing to focus on reducing fixed infrastructure costs.

  -----------------------------------

      Research, development and engineering expense, increased 9.4 percent and 3.8 percent, respectively, for the second quarter and first six months of 1997, when compared to the same periods of 1996. These increases were primarily due to the purchased in-process research and development associ-ated with the NetObjects acquisition, and continued investment to support the company's network computing solutions within the company's industry-specific business units.

      The first six-months 1996 results included a non-tax deductible charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems, Inc. and Object Tech-nology International, Inc. in the first quarter of 1996. This amount has been separately identified on the company's Consolidated Statement of Earnings.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $390 million and $768 million for the second quarter and first six months of 1997, respectively. Of these amounts, $6 million for the second quarter and $16 million for the first six months were capitalized.

      The effective tax rate for the quarter ended June 30, 1997, was 33.7 percent, versus 38.1 percent for the same period in 1996. The decrease is primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis. The company continues to perform assessments of the realizability of the net deferred tax assets.

       The effective tax rate for the first six months of 1997 was 34.5 per-cent, versus 43.0 percent for the same period in 1996. The decrease was a result of the $435 million charge associated with Tivoli Systems Inc. and Object Technology Inc. acquisitions in the first quarter of 1996, that did not give rise to a tax benefit. Excluding this charge, the effective tax rate for the first six months of 1996 would have been 38.5 percent. The additional decrease in the six months effective tax rate was primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

  Financial Condition
  -------------------

       The company's continued strong financial condition throughout the first half of 1997 enabled expenditures of $3.6 billion for the repurchase of the company's common shares, and investments of $3.0 billion for plant, rental machines, and other property, while the company ended the period with $6.9 billion in cash, cash equivalents and marketable securities.

  ---------------------------------


  Cash Flow
  _________

  (Dollars in millions)                      Six Months Ended
                                                 June 30
                                            __________________
                                              1997       1996
                                            _______    _______

  Net cash provided from (used in):
     Operating activities                   $ 2,934    $ 2,743
     Investing activities                    (2,760)    (3,043)
     Financing activities                    (1,246)      (909)

  Effect of exchange rate changes
     on cash and cash equivalents              (112)      (154)
                                            _______    _______

  Net change in cash and cash equivalents   $(1,184)   $(1,363)



  Working Capital
  _______________

  (Dollars in millions)             At June 30      At December 31
                                       1997             1996
                                    ____________    ______________

  Current assets                      $ 38,639         $ 40,695
  Current liabilities                   32,559           34,000
                                      ________         ________
     Working capital                  $  6,080         $  6,695

  Current ratio                         1.19:1           1.20:1

       The company maintained a current ratio of 1.19 to 1. Current assets declined $2.1 billion from year-end 1996 with declines of $1.3 billion in cash, cash equivalents, and marketable securities and $1.4 billion in ac-counts receivable, offset by an increase of $.6 billion in prepaid ex-penses. The decrease in cash, cash equivalents, and marketable securities results primarily from the stock repurchases, and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the collection of traditionally higher year-end accounts receivable balances, while prepaid expenses re-flects a seasonal increase from year-end levels.

       Current liabilities declined $1.4 billion with declines of $2.5 billion in accruals, taxes and accounts payable (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), offset by an increase of $1.1 billion in short-term debt.

  ---------------------------------

  Investments
  -----------

       The company's capital expenditures for plant, rental machines and other property were $3.0 billion for the first half of 1997, an increase of $.7 billion from the comparable 1996 period. The increase reflects the company's continued investment in its rapidly growing outsourcing busi-ness, as well as in the areas of storage products and microelectronics.

       In addition to software development expense included in research, de-velopment and engineering expense, the company capitalized $.1 billion of software costs during the first half of both 1997 and 1996. Amortization of capitalized software costs amounted to $.6 billion during the first half of 1997, a decline of $.1 billion from the comparable 1996 period.

  Other Non-Current Liabilities
  -----------------------------

      Other non-current liabilities of $13.1 billion at June 30, 1997, de-clined $.9 billion from year-end 1996 primarily due to reductions in re-structuring accrual balances related to pre-1996 restructuring programs, and in non-U.S. retirement reserves.

  Debt and Equity
  ---------------

  (Dollars in millions)             At June 30      At December 31
                                       1997             1996
                                    ____________    ______________

  "Core" debt                         $  3,045         $  2,202
  Customer financing debt               22,658           20,627
                                      ________         ________
     Total debt                       $ 25,703         $ 22,829

  Stockholders' equity                $ 20,109         $ 21,628

  Debt/capitalization                  56.1%            51.4%

  Customer financing debt/equity         6.6:1            6.3:1

       Total debt increased $2.9 billion from year-end 1996 as debt in sup-port of customer financing increased $2.0 billion, and "core" debt in-creased $.9 billion. Stockholders' equity declined $1.5 billion from December 31, 1996 as the increase in the company's retained earnings was more than offset by the significant common share repurchases and the cur-rency effect of the stronger U.S. dollar on the company's foreign net as-sets.

  Liquidity
  ---------

       The company maintains a $10.0 billion committed global credit facil-ity as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 1997, $9.3 billion of this confirmed line of credit remains unused and available for future use.

  ---------------------------------

       At June 30, 1997, the company had a net balance of $1.1 billion in assets under management from the securitization of lease and trade receiv-ables.

  Forward Looking and Cautionary Statements
  -----------------------------------------

       Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' within the meaning of the Private Securities Liti-gation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on cer-tain suppliers; changes in the financial or business condition of the com-pany's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, including its Form 8-K filed on July 21, 1997.

                         Part II - Other Information
                         ---------------------------

  ITEM 2. Changes in Securities
  -----------------------------

       On April 11, 1997, the company issued 1,038,232 shares of its common stock, par value $.50 per share, at $67.5188 per share (adjusted to re-flect a two-for-one stock split on May 9, 1997) to certain shareholders of NetObjects, Inc., pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended. Each of the shareholders of NetObjects to whom shares of stock were issued was either an accredited investor, as defined in Rule 501 of Regulation D, or an investor with such knowledge and experience in financial and business matters that such in-vestor was capable of evaluating the merits and risks of the prospective investment prior to the issuance of shares. As a result of the placement of these shares, the company became the majority shareholder of NetObjects.

                     -----------------------------------------

        ITEM 4. Submission of Matters to a Vote of Security Holders
        -----------------------------------------------------------

            The Annual Meeting of Stockholders of International Business Ma-chines Corporation was held on April 29, 1997.

             (1) Each of the eleven nominees to the Board of Directors was elected for a one-year term by the stockholders:

                     DIRECTOR               FOR          WITHHELD

                  C. Black              399,615,254      2,641,445
                  H. Brown              399,380,438      2,876,261
                  J. Dormann            399,650,799      2,605,900
                  L. V. Gerstner, Jr.   399,623,274      2,633,425
                  N. O. Keohane         399,444,907      2,811,792
                  C. F. Knight          399,634,415      2,622,284
                  L. A. Noto            399,683,564      2,573,135
                  J. B. Slaughter       399,431,243      2,825,456
                  A. Trotman            399,627,037      2,629,662
                  L. C. van Wachem      399,616,196      2,640,503
                  C. M. Vest            399,487,873      2,768,826

             (2) The appointment of Price Waterhouse LLP as independent auditors of the company was ratified:

                            For             399,727,151
                            Not For           1,135,699
                            Abstain           1,393,849
                            Total           402,256,699

             (3) The stockholders approved an amendment of the Certificate of Incorporation to increase authorized common shares and effect a two-for-one common stock split:

                            For              397,276,859
                            Not For            3,664,400
                            Abstain            1,315,440
                            Total            402,256,699

             (4) The stockholders approved the adoption of the IBM 1997 Long-Term Performance Plan:

                            For              372,281,947
                            Not For           26,103,613
                            Abstain            3,871,139
                            Total            402,256,699

             (5) The stockholders defeated a shareholder proposal on Executive Compensation:

                            For               26,720,299
                            Not For          294,232,165
                            Abstain            7,429,990
                            Broker No Vote    73,874,245
                            Total            402,256,699

        ITEM 6 (a). Exhibits
        --------------------

        Exhibit Number
        --------------

             10 The IBM 1997 Long-Term Performance Plan is Appendix B to the company's proxy statement dated March 18, 1997, which was previously filed electronically, and is hereby incorporated by reference.

             11   Statement re: computation of per share earnings.

             12   Statement re: computation of ratios.

             22 The company's proxy statement dated March 18, 1997, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

             99   Consolidated Statement of Earnings Supplemental Schedule.

        ITEM 6 (b).  Reports on Form 8-K
        --------------------------------

            A Form 8-K dated April 23, 1997 was filed with respect to the company's financial results for the period ended March 31, 1997 and included unaudited consolidated financial statements for the period ended March 31, 1997.


            A Form 8-K dated April 29, 1997 was filed with respect to the stockholders approval to increase the number of authorized shares of common stock from 750 million to 1,875,000 million, which was re-quired to effect a two-for-one stock split approved by the company's Board of Directors on January 28, 1997. Pro-Forma financial state-ments were provided to reflect the two-for-one stock split on his-torical data. In addition, the company's Certificate of Incorporation as amended through May 2, 1997, was filed with this Form 8-K.

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


                              International Business Machines Corporation
                              -------------------------------------------
                                              (Registrant)


        Date: August 13, 1997
        ---------------------




                               By:

                                         /s/ John R. Joyce
                                   -------------------------------------
                                            John R. Joyce
                                     Vice President and Controller















           **System/390, AS/400 and RS/6000 are trademarks or registered trademarks of the International Business Machines Corporation.