Form 10-Q
period 1997-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1997-11-10
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 1 0 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                                  914-499-1900
                          -----------------------------
                         (Registrant's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   |X|      NO  |_|
      -------      -------.

      The registrant has 972,170,729 shares of common stock outstanding at September 30, 1997.

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three and nine
        months ended September 30, 1997 and 1996 . . . . . . . . . .          1

      Consolidated Statement of Financial Position at
        September 30, 1997 and December 31, 1996 . . . . . . . . . .          2

      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1997 and 1996  . . . . . . . . . . . . .          4

      Notes to Consolidated Financial Statements . . . . . . . . . .          5

   Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition  . . . .          7

Part II - Other Information  . . . . . . . . . . . . . . . . . . . .         15

ITEM 1.            INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

  (Dollars in millions except             Three Months Ended   Nine Months Ended
   per share amounts)                         September 30        September 30
                                          ------------------   -----------------
                                              1997     1996      1997     1996
  Revenue:
                                            -------  -------   -------  -------
   Hardware sales                           $ 8,345  $ 8,372   $24,722  $24,656
   Services                                   4,709    3,932    13,416   10,864
   Software                                   3,039    3,102     9,073    9,334
   Maintenance                                1,574    1,723     4,809    5,226
   Rentals and financing                        938      933     2,765    2,724
                                            -------  -------   -------  -------
Total revenue                                18,605   18,062    54,785   52,804

Cost:
   Hardware sales                             5,523    5,282    16,326   16,002
   Services                                   3,756    3,219    10,717    8,755
   Software                                     904      986     2,723    2,907
   Maintenance                                  838      904     2,564    2,731
   Rentals and financing                        486      413     1,364    1,191
                                            -------  -------   -------  -------
Total cost                                   11,507   10,804    33,694   31,586
                                            -------  -------   -------  -------
Gross profit                                  7,098    7,258    21,091   21,218
Operating expenses:
   Selling, general and
    administrative                            3,932    4,175    11,574   11,761
   Research, development and
    engineering                               1,162    1,115     3,452    3,322
   Purchased in-process research
    and development                            --       --        --        435
                                            -------  -------   -------  -------
Total operating expenses                      5,094    5,290    15,026   15,518

Operating income                              2,004    1,968     6,065    5,700
Other income, principally interest              162      183       484      526
Interest expense                                183      172       534      526
                                            -------  -------   -------  -------
Earnings before income taxes                  1,983    1,979     6,015    5,700
Income tax provision                            624      694     2,015    2,294
                                            -------  -------   -------  -------
Net earnings                                  1,359    1,285     4,000    3,406
Preferred stock dividends and
  transaction costs                               5        5        15       15
                                            -------  -------   -------  -------
Net earnings applicable to
  common shareholders                       $ 1,354  $ 1,280   $ 3,985  $ 3,391
                                            =======  =======   =======  =======
Net earnings per share of
  common stock                              $  1.38  $  1.23*  $  4.03  $  3.18*
Average number of common
  shares outstanding (millions)               978.0  1,043.7*    989.4  1,066.7*
Cash dividends per common share             $   .20  $  .175*  $  .575  $  .475*

* Adjusted to reflect a two-for-one stock split effective May 9, 1997. (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                    ASSETS

                                                 At September 30  At December 31
  (Dollars in millions)                                1997            1996
                                                 ---------------  --------------
Current assets:

  Cash and cash equivalents                          $ 5,926          $ 7,687

  Marketable securities - at cost, which
    approximates market                                  560              450

  Notes and accounts receivable -
    net of allowances                                 16,078           17,446

  Sales-type leases receivable                         5,663            5,721

  Inventories, at lower of average cost or market
    Finished goods                                     1,371            1,413
    Work in process                                    4,498            4,377
    Raw materials                                        112               80
                                                     -------          -------
  Total inventories                                    5,981            5,870

  Prepaid expenses and other current assets            3,982            3,521
                                                     -------          -------
Total current assets                                  38,190           40,695

Plant, rental machines and other property             42,030           41,893
  Less: Accumulated depreciation                      24,109           24,486
                                                     -------          -------
Plant, rental machines and other property - net       17,921           17,407

Software, less accumulated
  amortization (1997, $12,415; 1996, $12,199)            912            1,435

Investments and sundry assets                         21,270           21,595
                                                     -------          -------

Total assets                                         $78,293          $81,132
                                                     =======          =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  (Dollars in millions except                   At September 30 At December 31
   per share amounts)                                 1997           1996
                                                --------------- --------------
Current liabilities:

  Taxes                                           $   2,241      $  3,029

  Accounts payable and accruals                      15,831        18,014

  Short-term debt                                    12,518        12,957
                                                  ---------      --------

Total current liabilities                            30,590        34,000

Long-term debt                                       13,623         9,872

Other liabilities                                    12,988        14,005

Deferred income taxes                                 1,336         1,627
                                                  ---------      --------

Total liabilities                                    58,537        59,504

Stockholders' equity:

  Preferred stock - par value $.01 per share            253           253
    Shares authorized: 150,000,000
    Shares issued: 1997 - 2,597,261
                   1996 - 2,610,711

  Common stock - par value $.50 per share             8,758         7,752
    Shares authorized: 1,875,000,000
    Shares issued: 1997 - 1,035,135,404
                   1996 - 1,018,141,084*

  Retained earnings                                  14,572        11,189

  Translation adjustments                             1,281         2,401

  Treasury stock - at cost                           (5,230)         (135)

  Net unrealized gain on marketable securities          122           168
                                                  ---------      --------
Total stockholders' equity                           19,756        21,628
                                                  ---------      --------
Total liabilities and stockholders' equity        $  78,293      $ 81,132
                                                  =========      ========

* Adjusted to reflect a two-for-one stock split on May 9, 1997.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30:
                                   (UNAUDITED)

  (Dollars in millions)                                     1997          1996
                                                          -------       -------
Cash flow from operating activities:
  Net earnings                                            $ 4,000       $ 3,406
  Adjustments to reconcile net earnings to cash provided from operating activities:

   Effect of restructuring charges                           (317)       (1,091)
   Depreciation                                             2,818         2,722
   Amortization of software                                   768           986
   Purchased in-process research and development               36           435
   Gain on disposition of fixed and other assets             (163)         (223)
   Changes in operating assets and liabilities             (2,051)         (262)
                                                          -------       -------
    Net cash provided from operating activities             5,091         5,973
                                                          -------       -------
Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                    (3,875)       (2,896)
  Investment in software                                     (227)         (204)
  Purchases of marketable securities and
    other investments                                      (1,244)       (1,065)
  Proceeds from marketable securities and
    other investments                                         910           731
  Acquisition of Tivoli Systems, Inc. - net                  --            (716)
                                                          -------       -------
    Net cash used in investment
     activities                                            (4,436)       (4,150)
                                                          -------       -------
Cash flow from financing activities:
  Proceeds from new debt                                    6,969         6,087
  Payments to settle debt                                  (2,920)       (3,869)
  Short-term borrowings less
   than 90 days - net                                      (1,274)         (314)
  Common stock transactions - net                          (4,476)       (3,503)
  Cash dividends paid                                        (584)         (521)
                                                          -------       -------
    Net cash used in financing activities                  (2,285)       (2,120)
                                                          -------       -------
Effect of exchange rate changes
  on cash and cash equivalents                               (131)         (156)
                                                          -------       -------
Net change in cash and cash equivalents                    (1,761)         (453)

Cash and cash equivalents at January 1                      7,687         7,259
                                                          -------       -------
Cash and cash equivalents at September 30                 $ 5,926       $ 6,806
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

3. Treasury stock within Stockholders' equity includes 62,964,675 common shares amounting to $5,230.4 million and 53,800 preferred shares amounting to $1.4 million at September 30, 1997, and 2,179,066 common shares (adjusted to reflect a two-for-one stock split on May 9, 1997) amounting to $135.2 million at December 31, 1996.

4. The majority of the company's derivative transactions relates to the matching of liabilities to assets associated with its worldwide customer financing business. The company issues debt, using the most efficient capital markets and products, which may result in a currency or interest rate mismatch. Interest rate swaps or currency swaps are then used to match the interest rates and currencies of its debt to the related customer financing receivables. These swap contracts are principally one to five years in duration. The company uses an internal regional center to manage the cash of its subsidiaries, predominately for the company's European subsidiaries. This regional center principally uses currency swaps to convert cash flows in a cost-effective manner. The terms of the swaps are generally less than one year.

      Interest and currency rate differentials accruing under interest rate and currency swap contracts related to the customer financing business are recognized over the life of the contracts in interest expense, and the effects of contracts related to intracompany funding are recognized over the life of the contract in interest income. When the terms of the instrument are modified, or if it ceases to exist for whatever reason, all changes in fair value of the swap contracts are recognized in income each period until they mature.

      Additionally, the company uses derivatives to limit its exposure to loss resulting from fluctuations in foreign currency exchange rates on anticipated cash transactions between foreign subsidiaries and the parent company. The company receives significant dividends, intracompany royalties and net payments for goods and services from its non-U.S. subsidiaries. In anticipation of these foreign currency flows, and given the volatility of the currency markets, the company selectively employs foreign currency options to manage the currency risks. The terms of these instruments are generally less than one year.

      For purchased options that hedge anticipated transactions, gains and losses are deferred and recognized in other income in the same period that the underlying transaction occurs, expires or is otherwise terminated. At September 30, 1997 and December 31, 1996, there were no material deferred gains or losses. The premiums associated with entering into option contracts are generally amortized over the life of the options and are not material to the company's results. Unamortized premiums are included in prepaid assets. All written options are marked to market monthly and are not material to the company's results.

      The company also enters into derivative transactions to moderate the impact that an appreciation of the dollar relative to other currencies would have on the translation of foreign earnings. These transactions do not qualify as hedges for accounting purposes and the transactions have foreign exchange gains and losses which are recorded in earnings as the earnings occur.

      The company has used derivative instruments as an element of its risk management strategy for many years. Although derivatives entail a risk of non-performance by counterparties, the company manages this risk by establishing explicit dollar and term limitations that correspond to the credit rating of each carefully selected counterparty. The company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its results of operations or financial position in the future.

5. A supplemental Consolidated Statement of Earnings schedule has been provided, for information purposes only, to exclude the effects of the write-offs of purchased in-process research and development associated with the Tivoli Systems Inc. and Object Technology International Inc. acquisitions recorded in the first quarter of 1996. The supplemental statement is shown in exhibit 99 on page 20. This information is presented voluntarily and is provided solely to assist in understanding the effects of these items on the Consolidated Statement of Earnings.

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

7. Subsequent Events: On October 28, 1997, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to buy shares on the open market from time-to-time, depending on market conditions. Since, January 31, 1995, the company has repurchased approximately $16 billion of its common stock under a series of earlier Board authorizations.

      Effective November 1, 1997, the company created an employee benefits trust to which the company will contribute 10 million shares of treasury stock. The company is authorized to instruct the trustee to sell such shares from time to time and to use such proceeds from such sales, and any dividends paid or earnings received on such stock, toward the partial satisfaction of the company's obligations under certain of its compensation and benefit plans, including its retiree medical plans. The shares held in trust are not considered outstanding for earnings purposes until they are committed to be released and the shares will be voted by the trustee in accordance with its fiduciary duties.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

      The company's third quarter results showed a continuation of trends that had been evident the last several quarters. The company continued to show strength in services, System/390* servers, commercial PCs, and Lotus Notes* and Tivoli distributed software. At the same time there was ongoing weakness in consumer PCs and two of the company's key server products, RS/6000* and AS/400*, were undergoing product transitions. Currency had a significant adverse impact on the company's results (approximately $.14 per common share). Despite these negative factors, the company showed good earnings and constant currency revenue growth because of its broad and diversified product and services portfolio.

RESULTS OF OPERATIONS

  (Dollars in millions)    Three Months Ended       Nine Months Ended
                              September 30             September 30
                           -------------------     -------------------
                             1997       1996          1997      1996
                           --------   --------     --------   --------

  Revenue                  $ 18,605   $ 18,062     $ 54,785   $ 52,804
  Cost                       11,507     10,804       33,694     31,586
                           --------   --------     --------   --------
  Gross profit             $  7,098   $  7,258     $ 21,091   $ 21,218
  Gross profit margin          38.2%      40.2%        38.5%      40.2%
  Net earnings             $  1,359   $  1,285     $  4,000   $  3,406

      The company recorded third quarter 1997 earnings of $1.38 per common share, compared with $1.23 per common share in the third quarter of last year. Total revenue as reported increased 3.0 percent over the same period of 1996 to $18.6 billion and excluding the effects of currency revenue grew approximately 8 percent. The average number of common shares outstanding for the period was
978.0 million in 1997 versus 1,043.7 million in 1996.

      Net earnings for the nine months ended September 30, 1997, were $4.03 per common share, compared with earnings of $3.18 per common share in the first nine months of 1996. The company's first quarter 1996 results included a charge of $435 million ($.40 per common share) relating to a non-recurring non-tax deductible charge for purchased in-process research and development in connection with the acquisition of Tivoli Systems Inc. ($417 million) and Object Technology International Inc. ($18 million). Excluding this item, the company's adjusted earnings per common share would have been $3.59 for the first nine months of 1996. Total revenue for the nine months ended September 30, 1997, was up 3.8 percent from the prior year to $54.8 billion. The average number of common shares outstanding for the period was 989.4 million in 1997 versus 1,066.7 million in 1996.

      On an as-reported basis, third quarter revenue in the United States was $8.0 billion, an increase of 8.4 percent from the same period of 1996. Asia-Pacific revenue grew 7.4 percent to $3.8 billion while revenue from Latin America was up 9.9 percent to $891 million. Revenue from Europe/ Middle East/ Africa declined 6.3 percent to $5.2 billion and revenue from Canada declined 5.5 percent to $752 million.

      Excluding the effects of currency, Asia-Pacific revenue grew approximately 15 percent, while European revenue climbed about 6 percent year-over-year. Revenue from Canada declined approximately 5 percent on a constant currency basis.

      The company's total gross profit margin was 38.2 percent in the third quarter of 1997 compared with 40.2 percent in the third quarter of last year.

      Total third-quarter expenses declined 3.1 percent, largely as a result of a 5.8 percent drop in selling, general and administrative expense. Research, development and engineering expense rose 4.2 percent.

      The company's tax rate was 31.5 percent in the third quarter compared with
35.1 percent in the third quarter of last year.

Hardware Sales

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                 -------------------     -------------------
                                   1997       1996          1997     1996
                                 --------   --------     --------   --------

  Total revenue                  $  8,345   $  8,372     $ 24,722   $ 24,656
  Total cost                        5,523      5,282       16,326     16,002
                                 --------   --------     --------   --------
  Gross profit                   $  2,822   $  3,090     $  8,396   $  8,654
  Gross profit margin                33.8%      36.9%        34.0%      35.1%

      Revenue from hardware sales for the third quarter and first nine months of 1997 was essentially flat, when compared to the same periods in 1996. The third-quarter and first nine-months revenue was negatively affected by approximately 4 percentage points from currency in 1997.

      Personal computer commercial revenue grew for both the third quarter and first nine months of 1997, when compared to the same periods of last year. Personal computer server revenue showed strong growth in all geographies. Revenue from consumer personal computers was lower in the third quarter and first nine months of 1997, versus comparable periods of 1996.

      Revenue from storage products increased on both a third-quarter and nine-months basis when compared to the same periods in 1996, due to strong sales of hard disk drives and good growth in open-systems DASD and tape products. These increases were partially offset by lower high-end DASD revenue, which which continued to be affected by competitive price pressures.

      Semiconductor revenue grew on both a third-quarter and nine-months basis when compared to the same periods in 1996, as a result of strong growth in S-RAM and custom logic products, partially offset by lower DRAM revenue.

      These increases were offset by a decline in AS/400 and RS/6000 server revenue both on a third-quarter and nine-months basis, when compared to the same periods in 1996. These products continued to undergo major product transitions. System/390 revenue was essentially flat in the third quarter and decreased on a nine months basis, when compared to last year, while MIPS (millions of instructions per second) increased approximately 36 percent and 34 percent, respectively, when compared to the same periods of 1996.

      Hardware sales gross profit for the third quarter and first nine months of 1997 decreased 8.7 percent and 3.0 percent, respectively, over comparable periods in 1996. The decreases were primarily due to the increased proportion of revenue from personal computers and semiconductor products which carry a lower gross profit margin than AS/400 servers whose revenue had declined. These mix effects were partially offset by cost improvements in storage products, System/390 and semiconductors. In addition, most other hardware products continued to be affected by competitive pricing pressures.

Services Other Than Maintenance

  (Dollars in millions)          Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                 -------------------     -------------------
                                   1997       1996          1997      1996
                                 --------   --------     --------   --------
Total revenue                    $4,709      $3,932       $13,416    $10,864
Total cost                        3,756       3,219        10,717      8,755
                                 ------      ------       -------    -------
Gross profit                     $  953      $  713       $ 2,699    $ 2,109
Gross profit margin                20.3%       18.1%         20.1%      19.4%

      Services revenue increased 19.7 percent and 23.5 percent, respectively, in the third quarter and first nine months of 1997, when compared to the same period of last year. Services revenue was negatively affected by approximately 6 percentage points from currency in the third quarter and first nine months of 1997. The revenue increases were across all categories of services offerings, as well as in all geographies. Approximately $9 billion in new services contracts were signed in the quarter.

      Services gross profit dollars increased in the third quarter and first nine months of 1997 by 33.7 percent and 28.0 percent, respectively, when compared to year-ago periods.

Software

  (Dollars in millions)        Three Months Ended        Nine Months Ended
                                  September 30              September 30
                               -------------------       -------------------
                                 1997       1996            1997      1996
                               --------   --------       --------   --------

  Total revenue                $  3,039   $  3,102       $  9,073   $  9,334
  Total cost                        904        986          2,723      2,907
                               --------   --------       --------   --------
  Gross profit                 $  2,135   $  2,116       $  6,350   $  6,427
  Gross profit margin              70.3%      68.2%          70.0%      68.9%

      Revenue from software for the third quarter and first nine months of 1997 decreased 2.1 percent and 2.8 percent, respectively, over comparable periods in 1996. The third-quarter and first-nine months results were negatively affected by approximately 7 and 5 percentage points, respectively, from currency in 1997. The revenue decreases were a result of lower host based computer software revenue associated with AS/400 and System/390 products. These decreases were partially offset by revenue growth for distributed software offerings from Lotus Notes and system management software from Tivoli.

      Software gross profit dollars for the third quarter were essentially flat and decreased 1.2 percent for the first nine months of 1997, versus the same periods in 1996. Software gross profit margins increased 2.1 percentage points and 1.1 percentage points, respectively, for the third quarter and first nine months of 1997, when compared to the same periods of last year. The improvements in the gross profit margins are the results of lower capitalization rates and the associated reduction in amortization, partially offset by higher vendor royalty costs.

Maintenance

  (Dollars in millions)            Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                   -------------------     ------------------
                                     1997       1996          1997      1996
                                   --------   --------     --------   -------
  Total revenue                    $  1,574   $  1,723     $  4,809   $ 5,226
  Total cost                            838        904        2,564     2,731
                                   --------   --------     --------   -------
  Gross profit                     $    736   $    819     $  2,245   $ 2,495
  Gross profit margin                  46.8%      47.5%        46.7%     47.7%

      Maintenance revenue for the third quarter and first nine months of 1997 decreased 8.7 percent and 8.0 percent, respectively, over comparable periods in 1996. The third-quarter and first nine-months revenue was negatively affected by approximately 6 and 5 percentage points, respectively, from currency in 1997. Maintenance gross profit dollars decreased 10.1 percent and 10.0 percent, respectively, in the third quarter and first nine months of 1997, when compared to the same periods of 1996. Maintenance revenue and gross profit continued to be affected by price reductions on maintenance offerings.

Rentals and financing

  (Dollars in millions)           Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                  -------------------     ------------------
                                    1997       1996          1997      1996
                                  --------   --------     --------   -------

  Total revenue                   $    938   $    933     $  2,765   $ 2,724
  Total cost                           486        413        1,364     1,191
                                  --------   --------     --------   -------
  Gross profit                    $    452   $    520     $  1,401   $ 1,533
  Gross profit margin                 48.2%      55.8%        50.7%     56.3%

      Revenue from rentals and financing for the third quarter was essentially flat and increased 1.5 percent for the first nine months of 1997, respectively, versus comparable periods in 1996. The third-quarter and first nine-months revenue was negatively affected by approximately 4 percentage points from currency in 1997. The increases in revenue were primarily due to higher operating lease activity, offset by decreased dealer financing in 1997 versus the same periods in 1996.

      Rentals and financing gross profit dollars decreased 13.1 percent and 8.6 percent, respectively, for the third quarter and first nine months of 1997, when compared to the same periods of the prior year. The decline in gross profit dollars and margin were principally due to a trend towards financing a greater amount of low-end products and faster growth in the more competitive U.S. market.

Expenses

  (Dollars in millions)           Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                  -------------------     ------------------
                                    1997       1996          1997      1996
                                  --------   --------     --------   -------

  Selling, general and
     administrative               $  3,932   $  4,175     $ 11,574   $11,761
  Percentage of revenue               21.1%      23.1%        21.1%     22.3%

  Research, development and
     engineering                  $  1,162   $  1,115     $  3,452   $ 3,322
  Percentage of revenue                6.2%       6.2%         6.3%      6.3%

      Selling, general and administrative expense for the third quarter and first nine months of 1997 decreased 5.8 percent and 1.6 percent, respectively, from the same periods in 1996. Currency had a benefit of about 4 percentage points for the third quarter and first nine months of 1997 versus the same periods in 1996. The company continues to invest in more variable based programs, such as advertising, business partner programs, expenditures associated with new acquisitions, while continuing to focus on reducing fixed infrastructure costs.

      Research, development and engineering expense increased 4.2 percent and
3.9 percent, respectively, for the third quarter and first nine months of 1997, when compared to the same periods of 1996. These increases were primarily due to continued investment to support the company's network computing solutions within the company's industry-specific business units and investment in new technologies for future products.

      The first nine-months 1996 results included a non-tax deductible charge of $435 million for purchased-in process research and development expense associated with the acquisition of Tivoli Systems, Inc. and Object Technology International, Inc. in the first quarter of 1996. This amount has been separately identified on the company's Consolidated Statement of Earnings.

      Interest on total borrowings of the company and its subsidiaries, which included interest expense and interest costs associated with rentals and financing, amounted to $407 million and $1,175 million for the third quarter and first nine months of 1997, respectively. Of these amounts, $10 million for the third quarter and $26 million for the first nine months were capitalized.

      The effective tax rate for the quarter ended September 30, 1997, was 31.5 percent, versus 35.1 percent for the same period in 1996. The decrease is primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis. The company performs assessments of the realizability of its net deferred tax assets on a regular basis.

      The effective tax rate for the first nine months of 1997 was 33.5 percent, versus 40.3 percent for the same period in 1996. The decrease was partially a result of the $435 million charge associated with Tivoli Systems Inc. and Object Technology Inc. acquisitions in the first quarter of 1996 that did not give rise to a tax benefit. Excluding this charge, the effective tax rate for the first nine months of 1996 would have been 37.4 percent. The additional decrease in the nine months effective tax rate was primarily the result of the mix of earnings and corresponding weighting of tax rates on a country-by-country basis.

Financial Condition

      During 1997, the company has continued to make significant investments to fund its future growth and increase shareholder value, including expenditures of $4.5 billion for plant, rental machines and other property, $3.5 billion for research, development and engineering and $5.2 billion for the repurchase of the company's common shares. The company had $6.5 billion in cash, cash equivalents and marketable securities on hand at September 30, 1997.

Cash Flow

  (Dollars in millions)                     Nine Months Ended
                                               September 30
                                            ------------------
                                              1997       1996
                                            -------    -------

Net cash provided from (used in):
   Operating activities                     $ 5,091    $ 5,973
   Investing activities                      (4,436)    (4,150)
   Financing activities                      (2,285)    (2,120)

Effect of exchange rate changes
   on cash and cash equivalents                (131)      (156)
                                            -------    -------

Net change in cash and cash equivalents     $(1,761)   $  (453)

Working Capital

  (Dollars in millions)         At September 30     At December 31
                                      1997               1996
                                ---------------     --------------

  Current assets                    $ 38,190           $ 40,695
  Current liabilities                 30,590             34,000
                                    --------           --------
     Working capital                $  7,600           $  6,695

  Current ratio                       1.25:1             1.20:1

      The company's current ratio improved to 1.25:1. Current assets declined $2.5 billion from year-end 1996 with declines of $1.7 billion in cash, cash equivalents, and marketable securities and $1.4 billion in accounts receivable, offset by increases of $.5 billion in prepaid expenses and a slight increase in inventories. The decrease in cash, cash equivalents and marketable securities results primarily from the stock repurchases and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the collection of traditionally higher year-end accounts receivable balances, while prepaid expenses reflects a seasonal increase from year-end levels.

      Current liabilities declined $3.4, billion with declines of $3.0 billion in accruals, taxes and accounts payable (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), and $.4 billion in short-term debt.

Investments

      The company's capital expenditures for plant, rental machines and other property were $4.5 billion for the nine-months ended September 30, 1997, an increase of $.7 billion from the comparable 1996 period. This increase reflects the company's continued investment in its rapidly growing outsourcing business, as well as in the areas of storage products and microelectronics.

      In addition to software development expense included in research, development and engineering expense, the company capitalized $.2 billion of software costs during the first nine months of both 1997 and 1996. Amortization of capitalized software costs amounted to $.8 billion during the nine-months ended September 30, 1997, a decline of $.2 billion from the comparable 1996 period.

Other Non-Current Liabilities

      Other non-current liabilities of $13.0 billion at September 30, 1997, declined $1.0 billion from year-end 1996 primarily due to reductions in restructuring accrual balances related to pre-1996 restructuring programs, and in non-U.S. retirement reserves.

Debt and Equity

  (Dollars in millions)          At September 30    At December 31
                                       1997              1996
                                 ---------------    --------------

"Core" debt                          $ 2,727           $ 2,202
Customer financing debt               23,414            20,627
                                     -------           -------
   Total debt                        $26,141           $22,829

Stockholders' equity                 $19,756           $21,628

Debt/capitalization                     57.0%             51.4%

Customer financing debt/equity         6.4:1             6.3:1

      Total debt increased $3.3 billion from year-end 1996 as debt in support of customer financing increased $2.8 billion, and "core" debt increased $.5 billion. Stockholders' equity declined $1.9 billion from December 31, 1996 as the increase in the company's retained earnings was more than offset by the common share repurchases and the currency effect of the stronger U.S. dollar on the company's foreign net assets.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 1997, $9.2 billion of this confirmed line of credit remains unused and available for future use.

      On July 30, 1997, the company issued $500 million of 6.45 percent Notes due August 1, 2007, and $500 million of 6.22 percent Debentures due August 1, 2027. The net proceeds of these offerings were used for general corporate purposes.

      At September 30, 1997, the company had a net balance of $1.0 billion in assets under management from the securitization of lease and trade receivables.

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, including its Form 8-K filed on July 21, 1997.

                           Part II - Other Information

      ITEM 6 (a). Exhibits

      Exhibit Number

           3   By-laws of IBM as amended through July 29, 1997.

          11   Statement re: computation of per share earnings.

          12   Statement re: computation of ratios.

          99   Consolidated Statement of Earnings Supplemental Schedule.

ITEM 6 (b). Reports on Form 8-K

      A Form 8-K dated July 21, 1997, was filed with respect to the company's financial results for the period ended June 30, 1997, and included unaudited consolidated financial statements for the period ended June 30, 1997.

      A Form 8-K dated August 1, 1997, was filed to incorporate by reference into Registration Statement No. 333-21073 on Form S-3, effective March 16, 1997, the Underwriting Agreement dated July 30, 1997, among International Business Machines Corporation, Morgan Stanley & Co. Incorporated, Bear Stearns & Co. Inc., Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. In addition, the Form of the $500 million 6.45 percent Notes due 2007 and the Form of the $500 million 6.22 percent Debentures due 2027 were incorporated by reference into Registration statement No. 333-21073 on Form S-3, effective March 16, 1997, and were a part of this Form 8-K. No financial statements were filed with the Form 8-K.

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

        Date: November 10, 1997
        -----------------------

                               By:


                                            John R. Joyce
                               -------------------------------------------
                                            John R. Joyce
                                    Vice President and Controller

      *System/390, AS/400 and RS/6000 are trademarks or registered trademarks of the International Business Machines Corporation. Lotus Notes is a trademark of Lotus Development Corporation.