Form 10-K405
period 1997-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1998-03-30
CIK 51143

                                 DRAFT 3/13/98
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT

                    pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     1-2360
                            (COMMISSION FILE NUMBER)
                            ------------------------

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

                                  914-499-1900

                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           VOTING SHARES
                                                                            OUTSTANDING
                                                                                AT            NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                        MARCH 9, 1998       ON WHICH REGISTERED
-------------------------------------------------------------------------  -------------  -----------------------------
Capital stock, par value $.50 per share                                     956,659,096   New York Stock Exchange
                                                                                          Chicago Stock Exchange
                                                                                          Pacific Stock Exchange

Depositary shares each representing one-fourth of a share of 7 1/2%                       New York Stock Exchange
  preferred stock, par value $.01 per share

6.375% Notes due 2000                                                                     New York Stock Exchange
7.25% Notes due 2002                                                                      New York Stock Exchange
6.45% Notes due 2007                                                                      New York Stock Exchange
7.50% Debentures due 2013                                                                 New York Stock Exchange
8.375% Debentures due 2019                                                                New York Stock Exchange
7.00% Debentures due 2025                                                                 New York Stock Exchange
6.22% Debentures due 2027                                                                 New York Stock Exchange
6.50% Debentures due 2028                                                                 New York Stock Exchange
7.00% Debentures due 2045                                                                 New York Stock Exchange
7.125% Debentures due 2096                                                                New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 1998, was $92.0 billion.

    Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1997, into Parts I and II of Form 10-K.

        Portions of IBM's definitive Proxy Statement dated March 13, 1998, into
    Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    IBM develops, manufactures and sells advanced information processing products, including computers and microelectronic technology, software, networking systems and information technology-related services. The company offers value through its North America, Europe/Middle East/Africa, Asia Pacific, Latin America, Global Services and Worldwide Client Server business units, by providing comprehensive and competitive product choices.

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

    The following information is included in IBM's 1997 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of similar products or services--Page 75.

    Financial information by geographic areas--Pages 76 and 77.

    Amount spent during each of the last three years on research and development activities--Page 64.

    Financial information regarding environmental activities--Page 61.

    The number of persons employed by the registrant--Page 48.

    The management discussion overview--Page 40.

    Forward Looking and Cautionary Statements:

    Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are not in addition to other factors discussed elsewhere in the company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference.

    New Products and the Pace of Technological Change:

    The company's results of operations depend upon the continued successful development and marketing of new and innovative products and services. The development of new products and services requires significant capital investments by the company's various businesses and the success of these products and services depends on their acceptance by customers and business partners. Further, the company's businesses are characterized by rapid technological changes and corresponding shifts in customer demand, resulting in unpredictable product transitions and shortened life cycles. There can be no assurance that the company will successfully introduce new products and services, that these products and services will be accepted by customers, or that the company's businesses will recoup or realize a return on their capital investments. In addition, from time to time the company may experience difficulties or delays in the development, production or marketing of new products and services.

    Competition:

    The company operates in businesses that are subject to intense competitive pressures that could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do and these companies may be devoting more of their resources to a specific business than the businesses of the company against which they compete.

    Intellectual Property Rights:

    The company's proprietary intellectual property rights are important to its success and it protects these rights in a variety of ways. These protections may not prevent competitors from independently developing products and services similar to or duplicative of the company's nor can there be any assurance that these protections will adequately deter misappropriation or improper use of the company's technology. The company also relies on intellectual property that it licenses from others and there can be no assurances that it will be able to obtain the licenses it needs in the future.

    Quarterly Fluctuations in Revenues and Volatility of Stock Prices:

    The company's revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict and these factors have historically resulted in first quarter revenues lower than revenues for the immediately preceding fourth quarter. In addition, the company's stock price is affected by a number of factors, including quarterly variations in results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the company's stock price is subject to significant volatility.

    Dependence on Key Personnel:

    Much of the future success of the company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that the company will be able to successfully retain and attract the key personnel it needs.

    Currency and Customer Financing Risks:

    The company derives a significant percentage of its non-U.S. revenues from its affiliates operating in local currency environments and its results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. For example, the continued strength of the U.S. dollar in 1997 had an adverse impact on the company's non-U.S. results. Further, inherent in the company's customer financing business are risks related to the concentration of credit risk and the creditworthiness of the customer, interest rate and currency fluctuations on the associated debt and liabilities and the determination of residual values. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments. Derivatives involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage these risks will be successful.

    Dependence on Suppliers:

    Certain of the company's businesses rely on components or supplies from either a single supplier or a limited number of suppliers and the company's demand for certain components and supplies will change from time to time. There can be no assurance that sources for these components or supplies will be available in a timely or cost effective manner.

    Distribution Channels:

    The company offers its products directly and through a variety of third party distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market.

    Acquisitions and Alliances:

    The company has made and expects to continue to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully.

    Legal, Political and Economic Changes:

    The company operates in more than 150 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations could also be affected by economic conditions and changes in those countries and by macroeconomic changes, including recessions and inflation. For example, weakness in some Asian markets has had an adverse impact on the company's business in 1997.

ITEM 2. PROPERTIES:

    At December 31, 1997, IBM's manufacturing and development facilities in the United States had aggregate floor space of 43.4 million square feet, of which
35.9 million was owned and 7.5 million was leased. Of these amounts, 3.7 million square feet was vacant and 2.1 million square feet was being leased to non-IBM businesses. Similar facilities in 19 other countries totaled 17.5 million square feet, of which 13.7 million was owned and 3.8 million was leased. Of these amounts, .6 million square feet was vacant and .5 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains, and restructuring actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 45 of IBM's 1997 Annual Report to Stockholders which is incorporated herein by reference.

    EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 27, 1998):

                                                                                                     OFFICER
                                                                                          AGE         SINCE
                                                                                          ---      -----------
  Chairman of the Board of Directors and Chief Executive Officer
    Louis V. Gerstner, Jr.(1).......................................................          56         1993
  Senior Vice Presidents
    J. Thomas Bouchard, Human Resources.............................................          57         1994
    Nicholas M. Donofrio, Group Executive...........................................          52         1995
    J. Bruce Harreld, Strategy......................................................          47         1995
    Paul M. Horn, Research..........................................................          51         1996
    Ned C. Lautenbach, Group Executive..............................................          54         1987
    Samuel J. Palmisano, Group Executive............................................          46         1997
    Lawrence R. Ricciardi, General Counsel and Chief Financial Officer..............          57         1995
    Robert M. Stephenson, Group Executive...........................................          59         1995
    David M. Thomas, Group Executive................................................          48         1998
    John M. Thompson, Group Executive...............................................          55         1989
    Dennie M. Welsh,................................................................          55         1997
  Vice Presidents
    John E. Hickey, Secretary.......................................................          54         1994
    John R. Joyce, Controller.......................................................          44         1996
    Jeffrey D. Serkes, Treasurer....................................................          39         1994

------------------------

(1) Member of the Board of Directors.

    All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each officer named above, with the exception of J. Thomas Bouchard, Louis V. Gerstner, Jr., J. Bruce Harreld, Lawrence R. Ricciardi and Jeffery D. Serkes, has been an executive of IBM or its subsidiaries during the past five years.

    Mr. Bouchard was senior vice president, human resources, of U.S. West, Inc., a telecommunications company, from 1989 until joining IBM in 1994. Prior to 1989, he spent 15 years with United Technologies Corporation in a variety of executive positions, including senior vice president of human resources.

    Mr. Gerstner was the chairman of the board and chief executive officer of RJR Nabisco Holdings Corporation, an international consumer products company from 1989 until joining IBM in 1993. From 1985 to 1989, he was president of American Express Company, and from 1983 to 1989, he was chairman and chief executive officer of American Express Travel Related Services Company, Inc.

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

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note M "Contingencies" on page 61 of IBM's 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS:

    Refer to pages 78 and 79 of IBM's 1997 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 622,092 common stockholders of record at March 9, 1998.

    Effective November 1, 1997, the company created an employee benefits trust to which the company contributed 10 million treasury shares of its common stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended. Refer to Note V "Employee Benefits Trust" on page 71 of IBM's Annual Report to Stockholders which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 78 of IBM's 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 40 through 49 of IBM's 1997 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    Refer to the section titled "Market Risk" on page 46 of IBM's 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 38 and 39, and 50 through 77 of IBM's 1997 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 7 of IBM's definitive Proxy Statement dated March 13, 1998, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 14 through 24 of IBM's definitive Proxy Statement dated March 13, 1998, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

        Not applicable.

    (b) Security Ownership of Management:

        Refer to the section entitled "Common Stock and Total Stock-Based Holdings of Management" appearing on pages 12 and 13 of IBM's definitive Proxy Statement dated March 13, 1998, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 10 of IBM's definitive Proxy Statement dated March 13, 1998, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

        1. Financial statements from IBM's 1997 Annual Report to Stockholders which are incorporated herein by reference:

           Report of Independent Accountants (page 39).

           Consolidated Statement of Earnings for the years ended December 31, 1997, 1996 and 1995 (page 50).

           Consolidated Statement of Financial Position at December 31, 1997 and 1996 (page 51).

           Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995 (page 52).

           Consolidated Statement of Stockholders' Equity at December 31, 1997, 1996 and 1995 (page 53).

           Notes to Consolidated Financial Statements (pages 54 through 77).

        2. Financial statement schedules required to be filed by Item 8 of this
    Form:

             SCHEDULE
PAGE          NUMBER
---------  -------------
10                        Report of Independent Accountants on Financial Statement Schedules.
S-1                 II    Valuation and Qualifying Accounts

           All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

        3. Exhibits:

           Included in this Form 10-K:

               I-- Computation of Ratio of Earnings to Fixed Charges and
                  Earnings to Combined Fixed Charges and Preferred Stock Dividends.

              II-- Parents and Subsidiaries.

             III-- Consent of Independent Accountants.

             IV-- Additional Exhibits

                 (a) Supplemental Consolidated Statement of Earnings--1997 and
                     1996.

              V-- The By-laws of IBM as amended through January 27, 1998.

             VI-- Second Amendment to Employment Agreement for L.V. Gerstner,
                 Jr., dated as of November 17, 1997.

             VII-- IBM's 1997 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

            VIII-- Powers of Attorney.

             IX-- Financial Data Schedule.

           Not included in this Form 10-K:

                -- The Certificate of Incorporation of IBM is Exhibit VI to Form
                  10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

                -- The IBM 1997 Long-Term Performance plan, a compensatory plan, is contained in Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.

                -- The 1994 Long-Term Performance Plan, a management
                  compensatory plan, is contained in Registration Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

                -- Board of Directors compensatory plans, as described under
                  "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 13, 1998, which is incorporated herein by reference.

                -- IBM Board of Directors Deferred Compensation and Equity Award
                  Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

                -- The employment agreement for L.V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.

                -- Amendment to Employment Agreement for L.V. Gerstner, Jr.
                  dated as of January 1, 1996 is Exhibit XI to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

                -- The instruments defining the rights of the holders of the
                  7.25% Notes due 2002 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-33590 on Form S-3, filed on February 22, 1990, and are hereby incorporated by reference.

                -- The instruments defining the rights of the holders of the
                  6.375% Notes due 2000 and the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

                -- The instruments defining the rights of holders of the 8.375%
                  Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.

                -- The instruments defining the rights of holders of the 7.00%
                  Debentures due 2025 and the 7.00% Debentures due 2045 are
                  Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.

                -- The instrument defining the rights of holders of the 7.125%
                  Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.

                -- The instruments defining the rights of the holders of the
                  6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.

                -- The instrument defining the rights of the holders of the
                  6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.

                -- The IBM Supplemental Executive Retirement Plan is Exhibit IX
                  to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

                -- The IBM Extended Tax Deferred Savings Plan is Exhibit X to
                  Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

                -- IBM's definitive Proxy Statement dated March 13, 1998,
                  certain sections of which have been incorporated herein by reference.

        (b) Reports on Form 8-K:

           A Form 8-K dated October 20, 1997, was filed with respect to the company's financial results for the periods ended September 30, 1997, and included unaudited consolidated financial state-ments for the period ended September 30, 1997.

           A Form 8-K dated December 15, 1997, was filed to incorporate by reference into Registration Statement No. 333-40669 on Form S-3, effective December 12, 1997, the Agency Agreement dated December 12, 1997, among International Business Machines Corporation, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Salomon Brothers Inc. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL BUSINESS MACHINES CORPORATION
                                (Registrant)

                                By:          /s/ LOUIS V. GERSTNER, JR.
                                     ------------------------------------------
                                              (Louis V. Gerstner, Jr.
                                         CHAIRMAN OF THE BOARD OF DIRECTORS
                                            AND CHIEF EXECUTIVE OFFICER)

Date: March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ LAWRENCE R. RICCIARDI     Senior Vice President,
------------------------------    General Counsel and Chief    March 27, 1998
   (Lawrence R. Ricciardi)        Financial Officer

      /s/ JOHN R. JOYCE         Vice President and
------------------------------    Controller                   March 27, 1998
       (John R. Joyce)

CATHLEEN BLACK                 Director
HAROLD BROWN                   Director
JUERGEN DORMANN                Director
NANNERL O. KEOHANE             Director
CHARLES F. KNIGHT              Director
MINORU MAKIHARA                Director
LUCIO A. NOTO                  Director   By:              /s/ JOHN E. HICKEY
JOHN B. SLAUGHTER              Director   -----------------------------------------------
ALEX TROTMAN                   Director                   (JOHN E. HICKEY)
LODEWIJK C. van WACHEM         Director                   ATTORNEY-IN-FACT
CHARLES M. VEST                Director                    March 27, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 19, 1998, appearing on page 39 of the 1997 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, N.Y. 10036
January 19, 1998

                                                                     SCHEDULE II

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                                 BALANCE AT                    BALANCE AT
                                                                                  BEGINNING         NET            END
DESCRIPTION                                                                       OF PERIOD      CHANGE(A)      OF PERIOD
------------------------------------------------------------------------------  -------------  -------------  -------------
1997
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     787      $     (12)     $     775
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     164      $       0      $     164
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
1996
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     790      $      (3)     $     787
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     174      $     (10)     $     164
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
1995
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     719      $      71      $     790
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----
    --Non-current.............................................................    $     166      $       8      $     174
                                                                                      -----            ---          -----
                                                                                      -----            ---          -----

------------------------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--

    The receivables upon which the above allowances are based are highly diversified by geography, industry and individual customer. The allowances for receivable losses for the year ended 1997 approximate less than three and one-quarter percent of the company's current receivables and less than one and one-half percent the company's non-current receivables. The allowances for receivable losses for the year ended 1996 approximate less than three and one-half percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables. The allowances for receivable losses for the year ended 1995 approximate less than three and one-half percent of the company's current receivables and one and one-half percent of the company's non-current receivables.

                                 EXHIBIT INDEX

  REFERENCE
 NUMBER PER
 ITEM 601 OF                                                                                            EXHIBIT
 REGULATION                                                                                            NUMBER IN
     S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
-------------  -----------------------------------------------------------------------------------  ----------------

        (2)    Plan of acquisition, reorganization, arrangement, liquidation or succession.          Not applicable

        (3)    Certificate of Incorporation and By-laws.

               The Certificate of Incorporation of IBM is Exhibit VI to Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

               The By-laws of IBM as amended through January 27, 1998.                                     V

        (4)    Instruments defining the rights of security holders.

               The instruments defining the rights of the holders of the 7.25% Notes due 2002 are
                 Exhibits 4(a) through 4(l) to Registration Statement No. 33-33590 on Form S-3,
                 filed February 22, 1990, and are hereby incorporated by reference.

               The instruments defining the rights of the holders of the 6.375% Notes due 2000 and the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration
                 Statement No. 33-49475(1) on Form S-3, filed on May 24, 1993, and are hereby incorporated by reference.

               The instruments defining the rights of the holders of the 8.375% Debentures due
                 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on
                 Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.

               The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on
                 October 30, 1995, and are hereby incorporated by reference.

               The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on
                 December 6, 1996, and is hereby incorporated by reference.

               The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August
                 1, 1997, and is hereby incorporated by reference.

               The instrument defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.

        (9)    Voting trust agreement.                                                               Not applicable

       (10)    Material contracts.

               The IBM 1997 Long-Term Performance Plan, a compensatory plan, is contained in
                 Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.

               A copy of the IBM 1994 Long-Term Performance Plan is contained in Registration
                 Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

  REFERENCE
 NUMBER PER
 ITEM 601 OF                                                                                            EXHIBIT
 REGULATION                                                                                            NUMBER IN
     S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
-------------  -----------------------------------------------------------------------------------  ----------------
               Board of Directors compensatory arrangements as described under "Directors'
                 Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March
                 13, 1998, and is hereby incorporated by reference.

               The IBM Supplemental Executive Retirement Plan is Exhibit IX to Form 10-K for the
                 year ended December 31, 1994, and is hereby incorporated by reference.

               The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

               The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X
                 to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

               The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive
                 Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.

               The employment agreement for L.V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated
                 March 31, 1993, and is hereby incorporated by reference.

               Amendment to Employment Agreement for L.V. Gerstner, Jr. dated as of January 1,
                 1996 is Exhibit XI to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

               Second Amendment to Employment Agreement for L.V. Gerstner, Jr., dated as of                VI
                 November 17, 1997.

       (11)    Statement re computation of per share earnings.

               The statement re computation of per share earnings is Note R "Net Earnings Per
                 Share of Common Stock" on page 67 of IBM's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

       (12)    Statement re computation of ratios.                                                         I

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

       (23)    Consents of experts and counsel.                                                           III

       (24)    Powers of attorney.                                                                        VIII

       (27)    Financial Data Schedule.                                                                    IX

       (28)    Information from reports furnished to state insurance regulatory authorities.         Not applicable

       (99)    Additional exhibits.                                                                        IV