Form 10-Q
period 1998-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1998-05-14
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  1 0 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

YES |X|    NO   |_|

      The registrant has 942,902,483 shares of common stock outstanding at March 31, 1998.

                                      INDEX

                                                                           Page
                                                                           ----

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements

            Consolidated Statement of Earnings for the three months
              ended March 31, 1998 and 1997  . . . . . . . . . . . . .       1

            Consolidated Statement of Financial Position at
              March 31, 1998 and December 31, 1997 . . . . . . . . . .       2

            Consolidated Statement of Cash Flows for the three months
              ended March 31, 1998 and 1997. . . . . . . . . . . . . .       4

            Notes to Consolidated Financial Statements . . . . . . . .       5

      Item 2.  Management's Discussion and Analysis of
                 Results of Operations and Financial Condition . . . .       5

Part II - Other Information  . . . . . . . . . . . . . . . . . . . . .      13

ITEM 1.

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31:
                                  (UNAUDITED)


(Dollars in millions except for per share amounts)             1998        1997
                                                             -------     -------
Revenue:
   Hardware sales                                            $ 7,120     $ 7,761
   Services                                                    5,008       4,095
   Software                                                    3,018       2,950
   Maintenance                                                 1,476       1,603
   Rentals and financing                                         996         899
                                                             -------     -------
Total revenue                                                 17,618      17,308
Cost:
   Hardware sales                                              5,102       5,244
   Services                                                    3,952       3,297
   Software                                                      771         912
   Maintenance                                                   782         853
   Rentals and financing                                         561         410
                                                             -------     -------
Total cost                                                    11,168      10,716
                                                             -------     -------
Gross profit                                                   6,450       6,592
Operating expenses:
   Selling, general and administrative                         3,719       3,684
   Research, development and engineering                       1,179       1,069
                                                             -------     -------
Total operating expenses                                       4,898       4,753

Operating income                                               1,552       1,839
Other income, principally interest                               150         185
Interest expense                                                 179         172
                                                             -------     -------
Earnings before income taxes                                   1,523       1,852
Income tax provision                                             487         657
                                                             -------     -------
Net earnings                                                   1,036       1,195
Preferred stock dividends                                          5           5
                                                             -------     -------
Net earnings applicable to
   common shareholders                                       $ 1,031     $ 1,190
                                                             =======     =======
Net earnings per share of common stock - basic               $  1.08     $  1.19
Net earnings per share of common
   stock - assuming dilution                                 $  1.06     $  1.16

Average number of common shares
   outstanding: (millions)
   Basic                                                       950.2     1,003.4
   Diluted                                                     973.3     1,023.0

Cash dividends per common share                              $   .20     $  .175

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

(Dollars in millions)                                At March 31  At December 31
                                                          1998        1997*
                                                     -----------  --------------
Current assets:

Cash and cash equivalents                               $ 5,495        $ 7,106

Marketable securities - at cost, which
  approximates market                                       394            447

Notes and accounts receivable - net
  of allowances                                          16,248         18,106

Sales-type leases receivable                              5,802          5,720

 Inventories, at lower of average cost or market
   Finished goods                                         1,288          1,090
   Work in process and raw materials                      4,104          4,049
                                                        -------        -------
 Total inventories                                        5,392          5,139

 Prepaid expenses and other current assets                4,240          3,900
                                                        -------        -------
Total current assets                                     37,571         40,418


Plant, rental machines and other property                42,097         42,133
    Less: accumulated depreciation                       23,874         23,786
                                                        -------        -------
Plant, rental machines and other property - net          18,223         18,347

Software, less accumulated amortization
    (1998, $12,575; 1997, $12,610)                          784            819

Investments and sundry assets                            21,366         21,915
                                                        -------        -------
Total assets                                            $77,944        $81,499
                                                        =======        =======

* Reclassified to conform to 1998 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions)                               At March 31   At December 31
                                                       1998            1997*
                                                    -----------   --------------
Current liabilities:

  Taxes                                                $ 1,969         $ 2,381

  Accounts payable and accruals                         15,356          17,896

  Short-term debt                                       12,667          13,230
                                                       -------         -------
Total current liabilities                               29,992          33,507

Long-term debt                                          15,029          13,696

Other liabilities                                       12,702          12,993

Deferred income taxes                                    1,356           1,487
                                                       -------         -------
Total liabilities                                       59,079          61,683

Stockholders' equity:
    Preferred stock - par value $.01 per share             252             252
      Shares authorized - 150,000,000
      Shares issued: 1998 - 2,597,261
                     1997 - 2,597,261

    Common stock - par value $.50 per share              8,788           8,601
      Shares authorized - 1,875,000,000
      Shares issued: 1998 - 972,071,803
                     1997 - 969,015,351

    Retained earnings                                   11,815          11,010

    Treasury stock - at cost                            (1,942)            (86)
      Shares:  1998 - 19,169,320
               1997 -    923,955

    Employee benefits trust - at cost                     (860)           (860)
      Shares:  1998 - 10,000,000
               1997 - 10,000,000

    Gains and losses not affecting
      retained earnings                                    812             899
                                                       -------         -------
Total stockholders' equity                              18,865          19,816
                                                       -------         -------
Total liabilities and stockholders' equity             $77,944         $81,499
                                                       =======         =======

* Reclassified to conform to 1998 presentation.
(The accompanying notes are an integral part of the financial statements.)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31:
                                  (UNAUDITED)

(Dollars in millions)                                        1998         1997
                                                           -------      -------
Cash flow from operating activities:
  Net earnings                                             $ 1,036      $ 1,195
  Adjustments to reconcile net earnings to cash provided from operating activities:

    Depreciation                                             1,073          916
    Amortization of software                                   150          280
    Effect of restructuring charges                            (85)        (218)
    Gain on disposition of fixed and other assets              (72)         (27)
    Changes in operating assets and liabilities             (1,161)      (1,797)
                                                           -------      -------
   Net cash provided from operating activities                 941          349

Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                     (1,078)      (1,053)
  Investment in software                                       (68)         (65)
  Purchases of marketable securities and
    other investments                                         (702)        (114)
  Proceeds from marketable securities and
    other investments                                          435          158
                                                           -------      -------
   Net cash used in investing activities                    (1,413)      (1,074)
                                                           -------      -------

Cash flow from financing activities:
  Proceeds from new debt                                     2,717        2,192
  Payments to settle debt                                   (1,522)        (885)
  Short-term borrowings less
    than 90 days - net                                        (343)        (166)
  Common stock transactions - net                           (1,753)      (1,847)
  Cash dividends paid                                         (197)        (181)
                                                           -------      -------
   Net cash used in financing activities                    (1,098)        (887)
                                                           -------      -------
Effect of exchange rate changes
  on cash and cash equivalents                                 (41)        (116)
                                                           -------      -------
Net change in cash and cash equivalents                     (1,611)      (1,728)

Cash and cash equivalents at January 1                       7,106        7,687
                                                           -------      -------
Cash and cash equivalents at March 31                      $ 5,495      $ 5,959
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

2. The company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings, be reported. Accordingly, these amounts which are comprised of net earnings, foreign currency translation adjustments, and unrealized gains and losses on marketable securities were $949 million and $349 million for the three month periods ending March 31, 1998 and 1997, respectively.

3. Subsequent Events: On April 28, 1998, the company announced that the Board of Directors had approved a quarterly dividend increase of 10 percent from $.20 to $.22 per common share payable June 10, 1998, to shareholders of record on May 8, 1998. In addition, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common stock shares. The company plans to buy shares on the open market from time-to-time, depending on market conditions.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

      The company's first quarter results were adversely impacted, as expected, by acquisition charges, Olympic marketing expenses, currency and weakness in Asia. In addition, the personal computer business suffered from severe price competition that was greater than anticipated. Offsetting these problems and demonstrating once again the strength of the company's broad portfolio, the non-personal computer businesses performed better than expected. In particular, services, software, mid-range servers and OEM products had a strong quarter.

(Dollars in millions)             Three Months Ended
                                       March 31
                                  ------------------
                                    1998       1997
                                  --------   -------

Revenue                           $ 17,618   $ 17,308
Cost                                11,168     10,716
                                  --------   --------
Gross profit                      $  6,450   $  6,592
Gross profit margin                   36.6%      38.1%
Net earnings                      $  1,036   $  1,195

      The company recorded first-quarter 1998 diluted earnings per common share of $1.06 compared with diluted earnings per common share of $1.16 in the first quarter of 1997. First-quarter 1998 net earnings totaled $1.0 billion compared with $1.2 billion in the year-earlier period. Revenue increased 1.8 percent (up about 6 percent in constant currency) in the first quarter of 1998 to $17.6 billion. The average number of common shares outstanding for the period was
950.2 million compared with 1.0 billion in the first quarter of 1997.

Results of Operations

      On an as-reported basis, first quarter revenue in the United States was $7.6 billion, an increase of 4.5 percent from the same period a year ago. Revenue from Europe/Middle East/Africa increased by 2.3 percent to $5.4 billion. Asia-Pacific revenue was $3.2 billion, a decline of 6.2 percent from first quarter of 1997. Revenue from Latin America totaled $741 million, up 5.8 percent compared with the year-ago period. Revenue from Canada grew 5.5 percent to $695 million compared to the same period last year.

      Excluding the effects of currency, European revenue grew approximately 9 percent, while Latin America revenue climbed about 8 percent and Canadian revenue increased about 10 percent year-over-year. Asia-Pacific revenue would have grown approximately 2 percent from the same period of 1997.

      The total gross profit margin was 36.6 percent in the first quarter compared to 38.1 percent in the first quarter of last year. In the first quarter of 1998, gross margin improvement in services and software was offset by declines in hardware and rentals and financing margins.

      Total first-quarter 1998 expenses, which included acquisition charges and spending to support the Olympics, increased 3.9 percent.

      The company's tax rate was 32.0 percent in the first quarter compared with
35.5 percent a year ago.

Hardware Sales

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------

Total revenue                       $ 7,120    $ 7,761
Total cost                            5,102      5,244
                                    -------    -------
Gross profit                        $ 2,018    $ 2,517
Gross profit margin                    28.3%      32.4%

      Hardware sales revenue declined 8.2 percent when compared to the first quarter of 1997. Revenue from hardware sales was negatively affected by approximately 3 percentage points from currency in the quarter.

      The hardware sales decline was due principally to the weakness in personal computers as a result of the severe price pressures this quarter. AS/400 revenue increased and RS/6000 revenue was flat. System/390 revenue declined as a result of year-over-year price reductions and on-going product transitions, while shipments of System/390 computing power grew about 45 percent (as measured in MIPS, or millions of instructions per second). Storage products revenue increased, with continued strength in OEM sales of hard disk drives. Semiconductor revenue grew strongly despite the declines in memory chip prices in the quarter.

      Hardware sales gross profit dollars decreased 19.8 percent when compared to the first quarter of 1997. The decrease was primarily driven by pricing pressures associated with personal computers, hard disk drives and memory chip prices when compared to the first quarter of 1997. These declines were partially offset by improved margins for System/390 and AS/400 products.

Services Other Than Maintenance

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------

Total revenue                       $ 5,008    $ 4,095
Total cost                            3,952      3,297
                                    -------    -------
Gross profit                        $ 1,056    $   798
Gross profit margin                    21.1%      19.5%

      Services revenue increased 22.3 percent, when compared to the first quarter of 1997. Services revenue was negatively affected by about 5 percentage points from currency in the quarter. The increase was driven by strong growth in all categories of service offerings. The company signed service agreements totaling about $6.8 billion in the quarter. Services gross profit dollars increased by 32.3 percent over the first quarter of 1997.

Software

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------

Total revenue                       $ 3,018    $ 2,950
Total cost                              771        912
                                    -------    -------
Gross profit                        $ 2,247    $ 2,038
Gross profit margin                    74.5%      69.1%

      Revenue from software increased 2.3 percent from the first quarter of 1997. Software revenue was negatively affected by approximately 5 percentage points from currency in the quarter. The increase was a result of higher host-based computer software revenue associated with AS/400 products and growth from distributed software offerings, primarily from Tivoli.

      Software gross profit dollars increased 10.3 percent versus the first quarter of 1997. The increase was primarily a result of lower amortization costs incurred in the first quarter of 1998 versus 1997.

Maintenance

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------

Total revenue                       $ 1,476    $ 1,603
Total cost                              782        853
                                    -------    -------
Gross profit                        $   694    $   750
Gross profit margin                    47.0%      46.8%

      Maintenance revenue decreased 7.9 percent from the first quarter of 1997. Maintenance revenue was negatively impacted by about 5 percentage points from currency in the quarter. The gross profit dollars decreased 7.5 percent when compared to the first quarter of 1997. Maintenance revenue and gross profit margins continue to be affected by price reductions on maintenance offerings.

Rentals and Financing

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------
Total revenue                       $   996    $   899
Total cost                              561        410
                                    -------    -------
Gross profit                        $   435    $   489
Gross profit margin                    43.6%      54.4%

      Rentals and financing revenue increased 10.7 percent when compared to the same period in 1997. Revenue from rentals and financing was negatively affected by approximately 3 percentage points from currency in the quarter. The increase in revenue was primarily due to higher operating lease activity in 1998 versus the first quarter of 1997. Gross profit dollars declined 11.0 percent when compared to the first quarter of 1997. The decrease was primarily a result of a trend towards financing a greater volume of low-end products and faster revenue growth in the more competitive U.S. market.

Expenses

(Dollars in millions)               Three Months Ended
                                        March 31
                                    ------------------
                                      1998       1997
                                    -------    -------

Selling, general and
   administrative                   $ 3,719    $ 3,684
Percentage of revenue                  21.1%      21.3%

Research, development and
   engineering                      $ 1,179    $ 1,069
Percentage of revenue                   6.7%       6.2%

      Selling, general and administrative expense increased 1.0 percent from first quarter 1997. Currency had a benefit of about 3 percentage points in the first quarter of 1998. The increase was primarily driven by increased spending associated with the Olympics in the first quarter of 1998. The company continues to reduce infrastructure expense, reduce expense associated with low-growth businesses and invest in growth segments in a disciplined manner.

      Research, development and engineering expense increased 10.2 percent from the first quarter of 1997. The increase was due to the charges associated with the acquisition of Software Artistry, Inc. and CommQuest Technologies in the first quarter of 1998.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $408 million for the first quarter of 1998. Of this amount, $4 million was capitalized.

      The effective tax rate for the three months of 1998 was 32.0 percent versus 35.5 percent for the same period in 1997. The 3.5 point decrease in the effective tax rate in 1998 versus 1997 was primarily the result of the mix of earnings and the corresponding weighting of tax rates on a country- by-country basis, as the company continued to expand into markets with lower effective tax rates.

Financial Condition

      The company has continued to make significant investments during the first quarter to fund its future growth and increase shareholder value. These included expenditures of $1.8 billion for the repurchase of the company's common shares, $1.3 billion for research, development and engineering, and $1.2 billion in plant, rental machines and other property. The company had $5.9 billion in cash, cash equivalents and marketable securities at March 31, 1998.

Cash Flow

(Dollars in millions)                     Three Months Ended
                                               March 31
                                          ------------------
                                            1998       1997
                                          -------    -------

Net cash provided from (used in):
   Operating activities                   $   941    $   349
   Investing activities                    (1,413)    (1,074)
   Financing activities                    (1,098)      (887)

Effect of exchange rate changes
   on cash and cash equivalents               (41)      (116)
                                          -------    -------

Net change in cash and cash equivalents   $(1,611)   $(1,728)

Working Capital

(Dollars in millions)             At March 31     At December 31
                                     1998             1997
                                  -----------     --------------

Current assets                      $ 37,571         $ 40,418
Current liabilities                   29,992           33,507
                                    --------         --------
   Working capital                  $  7,579         $  6,911

Current ratio                         1.25:1           1.21:1

      The company's current ratio improved to 1.25 to 1. Current assets declined $2.8 billion from year-end 1997 with declines $1.7 billion in cash, cash equivalents, and marketable securities and $1.8 billion in accounts receivable, offset by an increase of $.3 billion in prepaid expenses. The decrease in cash, cash equivalents and marketable securities results primarily from the share repurchases, and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the lower volumes normally associated with the first quarter, while prepaid expenses reflect the seasonal increase in prepaid expenses from year-end levels.

      Current liabilities declined $3.5 billion, with declines of $2.9 billion in accruals, taxes and accounts payable (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), and $.6 billion in short-term debt.

Investments

      During the first quarter of 1998, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology and also invested in manufacturing capacity for hard disk drives and microelectronics. The company's capital investments for plant, rental machines and other property were $1.2 billion during the first quarter of 1998, a decrease of $.1 billion from the comparable 1997 period.

      In addition to software development expenses included in research, development and engineering expense, the company capitalized $.1 billion of software costs during the first three months of both 1998 and 1997. Amortization of capitalized software costs amounted to $.2 billion and $.3 billion during the first quarter of 1998 and 1997, respectively.

      Investments and sundry assets were $21.4 billion at March 31, 1998, a decrease of $.5 billion from year-end 1997, resulting primarily from a decrease in non-current sales-type lease receivables and deferred tax assets, partially offset by an increase in the company's investment in business alliances.

Other Non-Current Liabilities

      Other non-current liabilities of $12.7 billion at March 31, 1998, declined $.3 billion from year-end 1997 primarily due to reductions in restructuring accrual balances related to prior restructuring programs, and in non-U.S. retirement reserves.

Debt and Equity

(Dollars in millions)             At March 31     At December 31
                                     1998             1997
                                  -----------     --------------

"Core" debt                         $  3,402         $  3,102
Global financing debt                 24,294           23,824
                                    --------         --------
   Total debt                       $ 27,696         $ 26,926

Stockholders' Equity                $ 18,865         $ 19,816

Debt/capitalization                     59.5%            57.6%

Global financing debt/equity           6.8:1            6.5:1

      Total debt increased $.8 billion from year-end 1997, as debt in support of growth in global financing assets increased $.5 billion and "core" debt increased $.3 billion. Stockholders' equity declined $1.0 billion from December 31, 1997, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At March 31, 1998, $9.1 billion of this confirmed line of credit remained unused and available for future use.

      At March 31, 1998, the company had an outstanding balance of $1.1 billion of assets under management from the securitization of loans, leases and trade receivables.

      On January 6, 1998, the company issued $700 million of 6.5 percent Debentures due January 15, 2028, the net proceeds of which were used for general corporate purposes.

      In February 26, 1998, Standard and Poor's upgraded its credit rating for IBM and its rated subsidiaries senior debt to A+ from A, and its preferred stock rating to A from A-.

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission and in materials incorporated therein by reference, including the company's Form 10-K filed on March 30, 1998.

                           Part II - Other Information

Item 6(a). Exhibits

Exhibit Number

      11    Statement re: computation of per share earnings.
      12    Statement re: computation of ratios.

Item 6(b). Reports on Form 8-K

      A Form 8-K dated January 6, 1998, was filed to incorporate by reference into Registration Statement No. 333-40669 on Form S-3, effective December 10, 1997, the Underwriting Agreement dated January 6, 1998, among International Business Machines Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Chase Securities Inc., Lehman Brothers Inc., and Morgan Stanley & Co. Incorporated. In addition, the Form of the 6.50% Debenture due 2028 was filed. No financial statements were filed with the Form 8-K.

      A Form 8-K dated January 20, 1998 was filed with respect to the company's financial results for the periods ended December 31, 1997, and included unaudited consolidated financial statements for the periods ended December 31, 1997.

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


                   International Business Machines Corporation
                   -------------------------------------------
                                  (Registrant)


Date: May 14, 1998


By:

                                  John R. Joyce
                   -------------------------------------------
                                  John R. Joyce
                          Vice President and Controller