Form 10-Q
period 1998-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1998-08-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 1 0 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

YES   |X|      NO  |_|

      The registrant has 933,062,970 shares of common stock outstanding at June 30, 1998.

                                      INDEX

                                                                     Page
                                                                     ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three and six
        months ended June 30, 1998 and 1997  . . . . . . . . . .       1

      Consolidated Statement of Financial Position at
        June 30, 1998 and December 31, 1997  . . . . . . . . . .       3

      Consolidated Statement of Cash Flows for the six months
        ended June 30, 1998 and 1997 . . . . . . . . . . . . . .       5

      Notes to Consolidated Financial Statements . . . . . . . .       6

   Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition  . .       6

Part II - Other Information  . . . . . . . . . . . . . . . . . .      16

ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

(Dollars in millions except          Three Months Ended       Six Months Ended
 per share amounts)                       June 30                 June 30
                                    -------------------     --------------------
                                       1998      1997          1998        1997
                                    --------   --------     --------    --------
Revenue:
  Hardware sales                    $  7,523   $  8,616     $ 14,643    $ 16,377
  Services                             5,603      4,612       10,611       8,707
  Software                             3,228      3,084        6,246       6,034
  Maintenance                          1,480      1,632        2,956       3,235
  Rentals and financing                  989        928        1,985       1,827
                                    --------   --------     --------    --------
Total revenue                         18,823     18,872       36,441      36,180

Cost:
  Hardware sales                       5,241      5,559       10,343      10,803
  Services                             4,378      3,664        8,330       6,961
  Software                               755        907        1,525       1,819
  Maintenance                            741        873        1,523       1,726
  Rentals and financing                  562        468        1,124         878
                                    --------   --------     --------    --------
Total cost                            11,677     11,471       22,845      22,187
                                    --------   --------     --------    --------
Gross profit                           7,146      7,401       13,596      13,993
Operating expenses:
  Selling, general and                 3,812      3,958        7,531       7,642
    administrative
  Research, development and
    engineering                        1,220      1,221        2,399       2,290
                                    --------   --------     --------    --------
Total operating expenses               5,032      5,179        9,930       9,932

Operating income                       2,114      2,222        3,666       4,061
Other income, principally interest       130        137          280         322
Interest expense                         161        179          340         351
                                    --------   --------     --------    --------
Earnings before income taxes           2,083      2,180        3,606       4,032
Income tax provision                     631        734        1,118       1,391
                                    --------   --------     --------    --------
Net earnings                           1,452      1,446        2,488       2,641
Preferred stock dividends                  5          5           10          10
                                    --------   --------     --------    --------
Net earnings applicable to
  common shareholders               $  1,447   $  1,441     $  2,478    $  2,631
                                    ========   ========     ========    ========

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (continued)
                                   (UNAUDITED)


                                     Three Months Ended        Six Months Ended
                                          June 30                  June 30
                                    -------------------     --------------------
                                       1998      1997          1998        1997
                                    -------------------     --------------------

Net earnings per share of
  common stock - basic              $   1.54   $   1.46     $   2.62    $   2.64

Net earnings per share of
  common stock - assuming dilution  $   1.50   $   1.43     $   2.56    $   2.58

Average number of common
  shares outstanding: (millions)

  Basic                                939.6      986.9        944.9       995.1

  Diluted                              964.3    1,010.4        969.5     1,019.2

Cash dividends per common share     $    .22   $    .20     $    .42    $   .375

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

                                                    At June 30    At December 31
(Dollars in millions)                                  1998            1997*
                                                    -----------   --------------
Current assets:

  Cash and cash equivalents                          $  5,084         $  7,106

  Marketable securities - at cost, which
    approximates market                                   387              447

  Notes and accounts receivable -
    net of allowances                                  15,816           18,106

  Sales-type leases receivable                          5,769            5,720

  Inventories, at lower of average cost or market
    Finished goods                                      1,269            1,090
    Work in process and raw materials                   4,352            4,049
                                                     --------         --------
  Total inventories                                     5,621            5,139

  Prepaid expenses and other current assets             4,334            3,900
                                                     --------         --------
Total current assets                                   37,011           40,418


Plant, rental machines and other property              42,436           42,133
  Less: Accumulated depreciation                       23,983           23,786
                                                     --------         --------
Plant, rental machines and other property - net        18,453           18,347

Software, less accumulated
  amortization (1998, $12,682; 1997, $12,610)             703              819

Investments and sundry assets                          20,945           21,915
                                                     --------         --------

Total assets                                         $ 77,112         $ 81,499
                                                     ========         ========

* Reclassified to conform to 1998 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions except                      At June 30     At December 31
 per share amounts)                                 1998             1997*
                                                 -----------    --------------
Current liabilities:

  Taxes                                            $  1,756       $  2,381

  Accounts payable and accruals                      15,023         17,896

  Short-term debt                                    13,271         13,230
                                                   --------       --------
Total current liabilities                            30,050         33,507

Long-term debt                                       14,590         13,696

Other liabilities                                    12,522         12,993

Deferred income taxes                                 1,373          1,487
                                                   --------       --------
Total liabilities                                    58,535         61,683

Stockholders' equity:
  Preferred stock - par value $.01 per share            252            252
    Shares authorized:    150,000,000
    Shares issued: 1998 -   2,597,261
                   1997 -   2,597,261

  Common stock - par value $.50 per share             9,107          8,601
    Shares authorized:    1,875,000,000
    Shares issued: 1998 -   976,994,457
                   1997 -   969,015,351

  Retained earnings                                  13,037         11,010

  Treasury stock - at cost                           (3,659)           (86)
    Shares:  1998 - 33,931,487
             1997 -    923,955

  Employee benefits trust - at cost                    (860)          (860)
    Shares:  1998 - 10,000,000
             1997 - 10,000,000

  Gains and losses not affecting
    retained earnings                                   700            899
                                                  ---------       --------
Total stockholders' equity                           18,577         19,816
                                                   --------       --------
Total liabilities and stockholders' equity         $ 77,112       $ 81,499
                                                   ========       ========
* Reclassified to conform to 1998 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30:
                                   (UNAUDITED)

(Dollars in millions)                                     1998           1997
                                                        --------       -------
Cash flow from operating activities:
  Net earnings                                          $  2,488       $ 2,641
  Adjustments to reconcile net earnings to cash provided from operating activities:

   Effect of restructuring charges                          (177)         (216)
   Depreciation                                            2,054         1,861
   Amortization of software                                  283           548
   Gain on disposition of fixed and other assets            (128)          (70)
   Changes in operating assets and liabilities            (1,180)       (1,830)
                                                        --------       -------
    Net cash provided from operating activities            3,340         2,934
                                                        --------       -------
Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                   (2,403)       (2,544)
  Investment in software                                    (120)         (140)
  Purchases of marketable securities and
    other investments                                     (1,150)         (614)
  Proceeds from marketable securities and
    other investments                                        812           538
                                                        --------       -------
    Net cash used in investment
     activities                                           (2,861)       (2,760)
                                                        --------       -------
Cash flow from financing activities:
  Proceeds from new debt                                   4,106         3,261
  Payments to settle debt                                 (2,326)       (2,147)
  Short-term borrowings less
   than 90 days - net                                       (560)        1,066
  Common stock transactions - net                         (3,272)       (3,043)
  Cash dividends paid                                       (412)         (383)
                                                        --------       -------
    Net cash used in financing activities                 (2,464)       (1,246)
                                                        --------       -------
Effect of exchange rate changes
  on cash and cash equivalents                               (37)         (112)
                                                        --------       -------
Net change in cash and cash equivalents                   (2,022)       (1,184)

Cash and cash equivalents at January 1                     7,106         7,687
                                                        --------       -------
Cash and cash equivalents at June 30                    $  5,084       $ 6,503
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

2. The gains and losses not affecting retained earnings line of stockholders' equity is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net earnings and gains and losses not affecting retained earnings amounted to $1,340 million and $1,487 million for the three month periods ended June 30, 1998 and 1997, respectively. The amounts for the six month periods ended June 30, 1998 and 1997 were $2,289 million and $1,836 million, respectively.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. Management is in the process of determining the impacts to the company's financial statements as a result of the adoption of this standard.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

      The company's second-quarter and first-half results were mixed across its portfolio of businesses as the company encountered a variety of discrete market and economic conditions. During the second quarter, the company was faced with intense price competition and inventory management challenges in the personal computer channel, continuing price erosion in DRAM chips and hard disk drives, the impact of the Asian economic crisis, and the continuing negative impact associated with foreign currency translation. In addition, the announcement of the G5 model of the System/390 processor family resulted in a market pause in anticipation of the new model availability in late August. The impact of these factors was principally on hardware revenue, similar to the first quarter, but more pronounced due to the System/390 product transition. Despite these challenges, the company continued to make progress towards its objectives on many fronts. Services revenue in the second quarter grew by nearly $1 billion over the same period last year and software displayed good revenue growth and margin performance year-to-year. Also, the technology-driven OEM businesses, continued to show strong growth and offer further investment opportunities for the company.

      Many of the market and economic dynamics experienced in the first half will still be operative in the second half of 1998. However, some important transitions will be behind the company, in particular, the System/390 product transition. In addition, significant progress has occurred in executing to the company's inventory management model for the personal computer channel.

Results of Operations

(Dollars in millions)    Three Months Ended       Six Months Ended
                              June 30                 June 30
                         -------------------     -------------------
                           1998       1997          1998      1997
                         --------   --------     --------   --------

Revenue                  $ 18,823   $ 18,872     $ 36,441   $ 36,180
Cost                       11,677     11,471       22,845     22,187
                         --------   --------     --------   --------
Gross profit             $  7,146   $  7,401     $ 13,596   $ 13,993
Gross profit margin          38.0%      39.2%        37.3%      38.7%
Net earnings             $  1,452   $  1,446     $  2,488   $  2,641

      Net earnings were $1,452 million or $1.50 per diluted common share for the three months ended June 30, 1998, compared with net earnings of $1,446 million or $1.43 per diluted common share in the second quarter of 1997. Net earnings for the six months ended June 30, 1998 were $2.5 billion or $2.56 per diluted common share compared with net earnings of $2.6 billion or $2.58 per diluted common share in the comparable period last year.

      As a result of the company's share repurchase program, the average number of common shares outstanding were lower by 47.3 million to 939.6 million shares in the second quarter and by 50.2 million to 944.9 million shares on a six months basis versus comparable periods in 1997.

      Revenue for the three months ended June 30, 1998 was flat as reported and up 4% on a constant currency basis as the company continued to experience category performance similar to the first quarter of 1998. Services revenue growth remained strong while software continued to display improved year to year growth dynamics. However, the hardware category deteriorated further from its first quarter performance due to personal computer and OEM price pressures and the System/390 product transition. For the period ended June 30, 1998, revenue increased 0.7 percent as reported and approximately 5% on a constant currency basis versus last year.

      On an as-reported basis, second-quarter revenue in the United States was $8.2 billion, an increase of 3.8 percent from the same period of 1997. Revenue from Europe/Middle East/Africa grew 2.0 percent to $5.8 billion and revenue from Canada increased 13.3 percent to $790 million. Asia-Pacific revenue was $3.3 billion, a decline of 13.1 percent. Revenue from Latin America totaled $782 million, a decrease of 7.7 percent compared with the second quarter of 1997.

      Excluding the effects of currency translation, Asia-Pacific revenue grew 1 percent, European revenue grew 5 percent, Canada increased 19 percent and Latin America declined 6 percent, versus the second-quarter 1997.

      The overall gross profit margin for the three months ended June 30, 1998 was 38.0 percent or 1.2 points lower than the comparable period last year. The decline on a year-to-year basis is consistent with the first quarter of 1998 and continues to reflect the changing mix of the company's businesses which tends to lower the overall gross profit margin. For the six months ended June 30, 1998, overall gross profit margin of 37.3 percent was down 1.4 points versus last year.

      Total expenses declined 3.0 percent compared with last year's second quarter. The company's expense-to-revenue ratio improved .8 points versus last year.

      The company's tax rate was 30.3 percent in the second quarter compared with 33.7 percent in the year-earlier period as the company continued to benefit from increased profit generation in markets with lower effective tax rates.

Hardware Sales

(Dollars in millions)          Three Months Ended       Six Months Ended
                                    June 30                 June 30
                               -------------------     -------------------
                                 1998       1997          1998     1997
                               --------   --------     --------   --------

Total revenue                  $  7,523   $  8,616     $ 14,643   $ 16,377
Total cost                        5,241      5,559       10,343     10,803
                               --------   --------     --------   --------
Gross profit                   $  2,282   $  3,057     $  4,300   $  5,574
Gross profit margin                30.3%      35.5%        29.4%      34.0%

      Revenue from hardware sales for the second quarter and first six months of 1998 declined 12.7 percent and 10.6 percent, respectively, when compared to the same periods in 1997. On a constant currency basis, the year-to-year decrease was 9 percent in the second quarter and 7 percent through the first half of 1998.

      The hardware sales declines were due principally to continued weakness in personal computers as a result of severe price competition and lower Systems/390 revenue as a result of price reductions and the G5 product transition. Reactions to the G5 announcement have been positive and indications are that the G5 is going to be a strong product and will be the most powerful server in the market. RS/6000 revenue was lower for both the quarter and first six months of 1998, versus comparable periods of 1997. AS/400 revenue was down slightly in the second quarter, but increased on a six months basis when compared to the same periods last year.

      Revenue from storage products increased on both a second-quarter and six months basis when compared to the same periods in 1997, due primarily to strong sales of hard disk drives, partially offset by lower revenue for high-end storage systems, which experienced a significant decline in Asia.

      Semiconductor revenue declined in the second quarter and increased for the first six months of 1998, when compared to the same periods in 1997. The decline in the second quarter was primarily due to lower DRAM prices and an Asian-related slow down in demand for ASICS products.

      Hardware sales gross profit for the second quarter and first six months of 1998 decreased 25.4 percent and 22.9 percent, respectively from comparable periods in 1997. The hardware gross profit margin decreased 5.2 points and 4.6 points, respectively, from the prior year. These decreases were primarily driven by pricing pressures associated with personal computers, hard disk drives and memory chip prices when compared to the same periods in 1997. These declines were partially offset by improved margins for AS/400, RS/6000 and System/390 products.

Services Other Than Maintenance

(Dollars in millions)          Three Months Ended       Six Months Ended
                                    June 30                 June 30
                               -------------------     -------------------
                                 1998       1997          1998      1997
                               --------   --------     --------   --------
Total revenue                  $  5,603   $  4,612     $ 10,611   $  8,707
Total cost                        4,378      3,664        8,330      6,961
                               --------   --------     --------   --------
Gross profit                   $  1,225   $    948     $  2,281   $  1,746
Gross profit margin                21.9%      20.6%        21.5%      20.0%

      Services revenue increased 21.5 percent and 21.9 percent, respectively, in the second quarter and first six months of 1998, when compared to the same period of last year. On a constant currency basis, growth rates in both the quarter and the first half of 1998 would have improved 5 points to approximately 27 percent. The revenue increases were driven by continued strong growth in all categories of service offerings. In the second quarter, new contract signings amounted to $7.0 billion. Most of these contracts are for strategic outsourcing agreements and require a full spectrum of the company's services.

      Services gross profit dollars increased in the second quarter and first six months of 1998 by 29.2 percent and 30.6 percent, respectively, when compared to year-ago periods. The positive gross profit margin trend seen in the first quarter continued in the second quarter as margin improved 1.3 points versus last year due to improved utilization rates and contract management.

Software

(Dollars in millions)        Three Months Ended         Six Months Ended
                                  June 30                   June 30
                             -------------------       -------------------
                               1998       1997            1998      1997
                             --------   --------       --------   --------

Total revenue                $  3,228   $  3,084       $  6,246   $  6,034
Total cost                        755        907          1,525      1,819
                             --------   --------       --------   --------
Gross profit                 $  2,473   $  2,177       $  4,721   $  4,215
Gross profit margin              76.6%      70.6%          75.6%      69.9%

      Revenue from software for the second quarter and first six months of 1998 increased 4.6 percent and 3.5 percent, respectively, over comparable periods in 1997. The second-quarter and first-six months results were negatively affected by approximately 4 and 5 percentage points, respectively, from currency in 1998. The revenue increases are being driven by growth in the company's middleware products consisting of data management, transaction processing, systems management, and messaging and collaboration. On a constant currency basis, operating systems revenue also showed double digit growth, primarily as a result of AS/400 revenue.

      Software gross profit dollars for the second quarter and first six months of 1998 increased 13.6 and 12.0 percent, respectively, versus the same periods in 1997. Software gross profit margins increased 6.0 percentage points and 5.7 percentage points, respectively, for the second quarter and first six months of 1998, when compared to the same periods of last year. The company continues to see an improved margin due to lower levels of amortization associated with deferred development costs.

Maintenance

(Dollars in millions)            Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 -------------------     ------------------
                                   1998       1997          1998      1997
                                 --------   --------     --------   -------
Total revenue                    $  1,480   $  1,632     $  2,956   $ 3,235
Total cost                            741        873        1,523     1,726
                                 --------   --------     --------   -------
Gross profit                     $    739   $    759     $  1,433   $ 1,509
Gross profit margin                  49.9%      46.5%        48.5%     46.6%

      Maintenance revenue for the second quarter and first six months of 1998 decreased 9.3 percent and 8.6 percent, respectively, from comparable periods in 1997. The second-quarter and first-six months revenue was negatively affected by approximately 5 percentage points, respectively, from currency in 1998. Maintenance gross profit dollars decreased 2.6 percent and 5.0 percent, respectively, in the second quarter and first six months of 1998, when compared to the same periods of 1997. While maintenance revenue continues to be impacted by aggressive pricing dynamics, the gross profit margin has displayed a positive trend in both the first and second quarter by virtue of effective cost management actions.

Rentals and financing

(Dollars in millions)           Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                -------------------     ------------------
                                  1998       1997          1998      1997
                                --------   --------     --------   -------

Total revenue                   $    989   $    928     $  1,985   $ 1,827
Total cost                           562        468        1,124       878
                                --------   --------     --------   -------
Gross profit                    $    427   $    460     $    861   $   949
Gross profit margin                 43.1%      49.6%        43.4%     52.0%

      Revenue from rentals and financing increased 6.6 percent and 8.6 percent, respectively, for the second quarter and first six months of 1998, versus comparable periods in 1997. The second-quarter and first-six months revenue was negatively affected by approximately 3 percentage points, respectively, from currency in 1997. The increases in revenue were driven by higher levels of operating leases on low-end products.

      Rentals and financing gross profit dollars decreased 7.2 percent and 9.3 percent, respectively, for the second quarter and first six months of 1998, when compared to the same periods of the prior year. The decline in gross profit dollars and margin were principally due to a trend towards financing a greater amount of low-end products and faster growth in the more competitive U.S. market.

Expenses

(Dollars in millions)           Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                -------------------     ------------------
                                  1998       1997          1998      1997
                                --------   --------     --------   -------
Selling, general and
   administrative               $  3,812   $  3,958     $  7,531   $ 7,642
Percentage of revenue               20.3%      21.0%        20.7%     21.1%

Research, development and
   engineering                  $  1,220   $  1,221     $  2,399   $ 2,290
Percentage of revenue                6.5%       6.5%         6.6%      6.3%

      Selling, general and administrative expense for the second quarter and first six months of 1998 decreased 3.7 percent and 1.4 percent, respectively, from the same periods in 1997. Currency had a benefit of about 3 percentage points for the second quarter and first six months of 1998, respectively, versus the same periods in 1997. The company continues to aggressively manage infrastructure expense and its overall portfolio to allow for investment in growth segments of the business.

      Research, development and engineering expense, was flat and increased 4.8 percent, respectively, for the second quarter and first six months of 1998, when compared to the same periods of 1997. The increase in the six months of 1998 was primarily due to the charges associated with the acquisition of Software Artistry, Inc. and CommQuest Technologies in the first quarter of 1998.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $387 million and $795 million for the second quarter and first six months of 1998, respectively. Of these amounts, $7 million for the second quarter and $11 million for the first six months were capitalized.

      The effective tax rate for the quarter ended June 30, 1998, was 30.3 percent, versus 33.7 percent for the same period in 1997. The decrease was primarily the result of the source of earnings and corresponding weighting of tax rates on a country-by-country basis, as the company continued to expand into markets with lower effective tax rates.

      The effective tax rate for the first six months of 1998 was 31.0 percent, versus 34.5 percent for the same period in 1997. The 3.5 points decrease from the 1997 rate was a result of the same factors that impacted the second quarter effective tax rate.

Financial Condition

      During the first half of 1998, the company continued to make significant investments to fund its future growth and increase shareholder value. These included expenditures of $2.7 billion for research, development and engineering, $2.8 billion in plant, rental machines and other property and $3.6 billion for the repurchase of the company's common shares. The company had $5.5 billion in cash, cash equivalents and marketable securities at June 30, 1998.

Cash Flow

(Dollars in millions)                      Six Months Ended
                                               June 30
                                          ------------------
                                            1998       1997
                                          -------    -------
Net cash provided from (used in):
   Operating activities                   $ 3,340    $ 2,934
   Investing activities                    (2,861)    (2,760)
   Financing activities                    (2,464)    (1,246)

Effect of exchange rate changes
   on cash and cash equivalents               (37)      (112)
                                          -------    -------

Net change in cash and cash equivalents   $(2,022)   $(1,184)

Working Capital

(Dollars in millions)              At June 30     At December 31
                                      1998             1997
                                  -----------     --------------
Current assets                      $ 37,011         $ 40,418
Current liabilities                   30,050           33,507
                                    --------         --------
   Working capital                  $  6,961         $  6,911

Current ratio                         1.23:1           1.21:1

      Current assets declined $3.4 billion from year-end 1997 with declines of $2.1 billion in cash, cash equivalents and marketable securities, and $2.2 billion in accounts receivable, offset by increases of $.5 billion in inventory and $.4 billion in prepaid expense. The decrease in cash, cash equivalents and marketable securities resulted primarily from the stock repurchases and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the collection of traditionally higher year-end accounts receivable balances. Inventories increased mainly due to ramp-up activity relative to new model introductions, while prepaid expenses reflect the seasonal increase in prepaid expenses from year-end levels.

      Current liabilities declined $3.5 billion with declines of $2.9 billion in accounts payable and accruals (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), and $.6 billion in taxes.

Investments

      During the first half of 1998, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology, as well as, in manufacturing capacity for hard disk drives and microelectronics. The company's capital investment for plant, rental machines and property was $2.8 billion during the first half of 1998, a decrease of $.2 billion from the comparable 1997 period.

      In addition to software development expense included in research, development and engineering expense, the company capitalized $.1 billion of software costs during the first half of both 1998 and 1997. Amortization of capitalized software costs amounted to $.3 billion during the first half of 1998, a decline of $.3 billion from the comparable 1997 period.

      Investments and sundry assets were $20.9 billion at June 30, 1998, a decrease of $1.0 billion from year-end 1997, resulting primarily from a decrease in non-current sales-type lease receivables and deferred tax assets.

Other Non-Current Liabilities

      Other non-current liabilities of $12.5 billion at June 30, 1998, declined $.5 billion from year-end 1997 primarily due to reductions in restructuring accrual balances related to pre-1996 restructuring programs, and in postretirement benefits and non-U.S. retirement reserves.

Debt and Equity

(Dollars in millions)             At June 30      At December 31
                                     1998             1997
                                  ------------    --------------

"Core" debt                         $  3,614         $  3,102
Global financing debt                 24,247           23,824
                                    --------         --------
   Total debt                       $ 27,861         $ 26,926

Stockholders' equity                $ 18,577         $ 19,816

Debt/capitalization                     60.0%            57.6%
"Core" debt/capitalization              19.6%            16.1%
Global financing debt/equity           6.4:1            6.5:1

      Total debt increased $.9 billion from year-end 1997, as "core" debt increased $.5 billion, and debt in support of growth in global financing assets increased $.4 billion. Stockholders' equity declined $1.2 billion from December 31, 1997, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 1998, $8.7 billion of this confirmed line of credit remained unused and available for future use.

      At June 30, 1998, the company had an outstanding balance of $1.2 billion in assets under management from the securitization of loans, leases and trade receivables.

Year 2000

      The "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Given this uncertainty, the company recognizes the need to remain vigilant and is continuing its analysis, assessment and planning for the various Year 2000 issues, across its business.

      With respect to its internal systems, the potential Year 2000 impacts extend beyond the company's information technology systems to its manufacturing and development systems and physical facilities. The company is addressing these issues, and aims to complete these efforts throughout 1999, including testing phases. Although the company believes its efforts will be successful and does not expect the costs of these efforts to be material, any failure or delay could result in the disruption of business and in the company incurring substantial expense. To minimize any such potential impact, the company has initiated a global contingency planning effort designed to support critical business operations.

      As part of its ordinary course product development efforts, the company's current product and service offerings have been designed to be Year 2000 ready. The Year 2000 readiness of the company's customers varies, and the company is actively encouraging its customers to prepare their own systems, making available a broad array of product, service and educational offerings to assist them (see the IBM Year 2000 Home Page at http://www.ibm.com/IBM/year2000/). Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term, and customers may either delay or accelerate the deployment and implementation of new applications and systems. While this behavior may increase demand for certain of the company's products and services, including its Year 2000 offerings, it could also soften demand for other offerings. These events could affect the company's revenues or change its revenue patterns.

      The company is also in the process of assessing the Year 2000 readiness of its key suppliers, subcontractors and business partners. This project has been undertaken with a view toward assuring that the company has adequate resources for required supplies, components and complementary offerings, and the company expects to complete this project early in 1999. A failure of the company's suppliers, subcontractors and business partners to address adequately their Year 2000 readiness could affect the company's business. As part of its contingency planning efforts, the company is preparing to identify alternate sources or strategies where necessary if significant exposures are identified.

      In addition, the company is aware of the potential for claims against it and other companies for damages arising from products and services that were not Year 2000 ready. The company continues to believe that any such claims against it would be without merit.

      Finally, the Year 2000 presents a number of other risks and uncertainties that could affect the company, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the company may be affected.

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference, including the company's Form 10-K filed on March 30, 1998.

                          Part II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of International Business Machines Corporation was held on April 28, 1998. For more information on the following proposals, see the company's proxy statement dated March 13, 1998, the relevant portions of which are incorporated herein by reference.

      (1) Each of the eleven nominees to the Board of Directors was elected for a one-year term by the stockholders:

             DIRECTOR               FOR          WITHHELD

          C. Black              763,601,412      5,002,041
          J. Dormann            763,787,920      4,815,533
          L. V. Gerstner, Jr.   763,358,818      5,244,635
          N. O. Keohane         763,100,615      5,502,838
          C. F. Knight          763,775,338      4,828,115
          M. Makihara           760,400,024      8,203,429
          L. A. Noto            763,602,202      5,001,251
          J. B. Slaughter       762,937,365      5,666,088
          A. Trotman            763,702,286      4,901,167
          L. C. van Wachem      763,432,491      5,170,962
          C. M. Vest            763,355,302      5,248,151

      (2) The appointment of Price Waterhouse LLP* as independent auditors of the company was ratified:

                    For             764,043,702
                    Not For           1,954,759
                    Abstain           2,604,992
                    Total           768,603,453

      (3)   The stockholders defeated a shareholder proposal on Executive
            Compensation:

                    For               38,211,948
                    Not For          563,467,429
                    Abstain           19,807,669
                    Broker No Vote   147,116,407
                    Total            768,603,453

* Effective July 1, 1998, Price Waterhouse LLP combined with Coopers & Lybrand L.L.P. to form PricewaterhouseCoopers LLP.

ITEM 6 (a). Exhibits

Exhibit Number

      3     The By-laws of IBM as amended through June 30, 1998.

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      22 The company's proxy statement dated March 13, 1998, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

ITEM 6 (b).  Reports on Form 8-K

      A Form 8-K dated April 20, 1998 was filed with respect to the company's financial results for the period ended March 31, 1998 and included unaudited consolidated financial statements for the period ended March 31, 1998.

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

                      International Business Machines Corporation
                      -------------------------------------------
                                      (Registrant)

Date: August 12, 1998
---------------------


                      By:              Mark Loughridge
                             ------------------------------------
                                       Mark Loughridge
                                 Vice President and Controller