Form 10-Q
period 1998-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1998-11-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  1 0 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

YES |X| NO |_|

      The registrant has 922,851,792 shares of common stock outstanding at September 30, 1998.

                                      INDEX

                                                                          Page
                                                                          ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three and nine
        months ended September 30, 1998 and 1997 .....................      1

      Consolidated Statement of Financial Position at
        September 30, 1998 and December 31, 1997 .....................      3

      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1998 and 1997 ............................      5

      Notes to Consolidated Financial Statements .....................      6

   Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition ...........      6

Part II - Other Information ..........................................     16

ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

(Dollars in millions except          Three Months Ended       Nine Months Ended
 per share amounts)                     September 30            September 30
                                    -------------------     --------------------
                                       1998      1997          1998        1997
                                    --------   --------     --------    --------
Revenue:
  Hardware sales                    $  8,700   $  8,345     $ 23,343    $ 24,722
  Services                             5,771      4,709       16,382      13,416
  Software                             3,175      3,039        9,421       9,073
  Maintenance                          1,449      1,574        4,405       4,809
  Rentals and financing                1,000        938        2,985       2,765
                                    --------   --------     --------    --------
Total revenue                         20,095     18,605       56,536      54,785

Cost:
  Hardware sales                       5,936      5,523       16,279      16,326
  Services                             4,541      3,756       12,871      10,717
  Software                               805        904        2,330       2,723
  Maintenance                            770        838        2,293       2,564
  Rentals and financing                  576        486        1,700       1,364
                                    --------   --------     --------    --------
Total cost                            12,628     11,507       35,473      33,694
                                    --------   --------     --------    --------
Gross profit                           7,467      7,098       21,063      21,091
Operating expenses:
  Selling, general and                 4,057      3,932       11,588      11,574
    administrative
  Research, development and
    engineering                        1,240      1,162        3,639       3,452
                                    --------   --------     --------    --------
Total operating expenses               5,297      5,094       15,227      15,026

Operating income                       2,170      2,004        5,836       6,065
Other income, principally interest       122        162          402         484
Interest expense                         160        183          500         534
                                    --------   --------     --------    --------
Earnings before income taxes           2,132      1,983        5,738       6,015
Income tax provision                     638        624        1,756       2,015
                                    --------   --------     --------    --------
Net earnings                           1,494      1,359        3,982       4,000
Preferred stock dividends                  5          5           15          15
                                    --------   --------     --------    --------
Net earnings applicable to
  common shareholders               $  1,489   $  1,354     $  3,967    $  3,985
                                    ========   ========     ========    ========

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (continued)
                                   (UNAUDITED)

                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
                                    -------------------     --------------------
                                       1998      1997          1998        1997
                                    -------------------     --------------------
Net earnings per share of
  common stock - basic              $   1.60   $   1.38     $   4.22    $   4.03

Net earnings per share of
  common stock - assuming dilution  $   1.56   $   1.35     $   4.11    $   3.91

Average number of common
  shares outstanding: (millions)

  Basic                                928.4      978.0        939.4       989.4

  Diluted                              954.5    1,005.2        965.5     1,019.2

Cash dividends per common share     $    .22   $    .20     $    .64    $   .575

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

                                                  At September 30   At December 31
(Dollars in millions)                                   1998             1997*
                                                  ---------------   --------------
Current assets:

  Cash and cash equivalents                           $  5,553          $  7,106

  Marketable securities - at cost, which
    approximates market                                    316               447

  Notes and accounts receivable -
    net of allowances                                   17,682            18,106

  Sales-type leases receivable                           5,869             5,720

  Inventories, at lower of average cost or market
    Finished goods                                       1,194             1,090
    Work in process and raw materials                    4,354             4,049
                                                      --------          --------
  Total inventories                                      5,548             5,139

  Prepaid expenses and other current assets              3,834             3,900
                                                      --------          --------
Total current assets                                    38,802            40,418

Plant, rental machines and other property               43,781            42,133
  Less: Accumulated depreciation                        24,776            23,786
                                                      --------          --------
Plant, rental machines and other property - net         19,005            18,347

Software, less accumulated
  amortization (1998, $12,799; 1997, $12,610)              645               819

Investments and sundry assets                           21,267            21,915
                                                      --------          --------

Total assets                                          $ 79,719          $ 81,499
                                                      ========          ========

* Reclassified to conform to 1998 presentation.

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions except                  At September 30    At December 31
 per share amounts)                                1998              1997*
                                             ---------------    --------------
Current liabilities:

  Taxes                                            $  1,790       $  2,381

  Accounts payable and accruals                      16,485         17,896

  Short-term debt                                    13,237         13,230
                                                   --------       --------
Total current liabilities                            31,512         33,507

Long-term debt                                       15,239         13,696

Other liabilities                                    12,889         12,993

Deferred income taxes                                 1,444          1,487
                                                   --------       --------
Total liabilities                                    61,084         61,683

Stockholders' equity:
  Preferred stock - par value $.01 per share            252            252
    Shares authorized:  150,000,000
    Shares issued: 1998 - 2,597,261
                   1997 - 2,597,261

  Common stock - par value $.50 per share             9,804          8,601
    Shares authorized:  1,875,000,000
    Shares issued: 1998 - 980,187,836
                   1997 - 969,015,351

  Retained earnings                                  14,306         11,010

  Treasury stock - at cost                           (5,778)           (86)
    Shares:  1998 - 47,336,044
             1997 -    923,955

  Employee benefits trust - at cost                    (860)          (860)
    Shares:  1998 - 10,000,000
             1997 - 10,000,000

  Gains and losses not affecting
    retained earnings                                   911            899
                                                   --------       --------
Total stockholders' equity                           18,635         19,816
                                                   --------       --------
Total liabilities and stockholders' equity         $ 79,719       $ 81,499
                                                   ========       ========
* Reclassified to conform to 1998 presentation.

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30:
                                   (UNAUDITED)

(Dollars in millions)                                     1998           1997
                                                        --------       -------
Cash flow from operating activities:
  Net earnings                                          $  3,982       $ 4,000
  Adjustments to reconcile net earnings to cash provided from operating activities:

   Effect of restructuring charges                          (257)         (317)
   Depreciation                                            3,246         2,818
   Amortization of software                                  401           768
   Gain on disposition of fixed and other assets            (156)         (163)
   Changes in operating assets and liabilities              (675)       (2,015)
                                                        --------       -------
    Net cash provided from operating activities            6,541         5,091
                                                        --------       -------
Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                   (3,975)       (3,875)
  Investment in software                                    (180)         (227)
  Purchases of marketable securities and
    other investments                                     (1,532)       (1,244)
  Proceeds from marketable securities and
    other investments                                      1,201           910
                                                        --------       -------
    Net cash used in investment
     activities                                           (4,486)       (4,436)
                                                        --------       -------
Cash flow from financing activities:
  Proceeds from new debt                                   6,049         6,969
  Payments to settle debt                                 (4,053)       (2,920)
  Short-term borrowings less
   than 90 days - net                                       (246)       (1,274)
  Common stock transactions - net                         (4,830)       (4,476)
  Cash dividends paid                                       (623)         (584)
                                                        --------       -------
    Net cash used in financing activities                 (3,703)       (2,285)
                                                        --------       -------
Effect of exchange rate changes
  on cash and cash equivalents                                95          (131)
                                                        --------       -------
Net change in cash and cash equivalents                   (1,553)       (1,761)

Cash and cash equivalents at January 1                     7,106         7,687
                                                        --------       -------
Cash and cash equivalents at September 30               $  5,553       $ 5,926
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

2. The gains and losses not affecting retained earnings line of stockholders' equity is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net earnings and gains and losses not affecting retained earnings amounted to $1,704 million and $999 million for the three month periods ended September 30, 1998 and 1997, respectively. The amounts for the nine month periods ended September 30, 1998 and 1997 were $3,994 million and $2,835 million, respectively.

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

4. Subsequent Event: On October 27, 1998, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common stock shares. The company plans to buy shares on the open market from time-to-time, depending on market conditions.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

      The company's third-quarter results indicate that its business has accelerated significantly during the third quarter with strong revenue and earnings growth across nearly all parts of its product line. There was revenue growth across all server products, ongoing strength in services and software businesses, good improvement in the personal computer unit and strong performance in Europe and North America. The company continued to invest for long-term growth through the implementation of new technologies like silicon germanium and silicon on insulator that yield faster micro processor speeds at lower costs and power requirements, and investments in capital expenditures for strategic outsourcing and hard disk drive capacity. The company increased some expenses to extend its leadership in e-business and its presence in important software segments like system management, data management and data mining. At the same time, the company's business was affected by continued weakness in Asia/Pacific and Latin America, and its semiconductor business continued to be impacted by a prolonged, industry-wide downturn in memory chip prices. The company is exploring various alternatives to mitigate the impacts of this downturn. These alternatives include among other actions, realigning alliance structures, rebalancing sources of supply and redirecting product focus.

      While the company has momentum going into the fourth quarter, there are a number of significant short-term challenges facing the company, including an uncertain global economic environment, ongoing weakness in some parts of Asia and Latin America, and continued price pressure in semiconductors. Over the longer term, the company believes it is well positioned to meet its customers demand for integrated products and services to solve their business needs. The company is maintaining its focus on cost, expense, improving the competitiveness of its products and delivering consistent financial results.

Results of Operations

(Dollars in millions               Three Months Ended       Nine Months Ended
 except per share amounts)            September 30             September 30
                                  -------------------      -------------------
                                    1998       1997          1998       1997
                                  --------   --------      --------   --------

Revenue                           $ 20,095   $ 18,605      $ 56,536   $ 54,785
Cost                                12,628     11,507        35,473     33,694
                                  --------   --------      --------   --------
Gross profit                      $  7,467   $  7,098      $ 21,063   $ 21,091
Gross profit margin                   37.2%      38.2%         37.3%      38.5%
Net earnings                      $  1,494   $  1,359      $  3,982   $  4,000
Net earnings per diluted
    common share                  $   1.56   $   1.35      $   4.11   $   3.91

      As a result of the company's share repurchase program, the average number of common shares outstanding were lower by 49.6 million to 928.4 million shares in the third quarter and by 50.0 million to 939.4 million shares on a nine months basis versus comparable periods in 1997.

      Revenue for the three months ended September 30, 1998 increased 8.0 percent as reported and about 11 percent on a constant currency basis. Services revenue growth remained strong while software continued to display improved year to year growth dynamics. Hardware sales increased as a result of strong acceptance of the new G5 models of System/390 and improved performance of personal computers. These improvements were partially offset by falling revenue from semiconductors, which will continue. For the nine months ended September 30, 1998, revenue increased 3.2 percent as reported and approximately 7 percent on a constant currency basis versus last year. The increase was primarily due to strong growth in services and higher revenue from software offerings, partially offset by lower hardware sales revenue from personal computers.

      On an as-reported basis, third-quarter revenue in the United States was $9.2 billion, an increase of 15.1 percent from the same period of 1997. Revenue from Europe/Middle East/Africa (EMEA) grew 16.4 percent to $6.1 billion and revenue from Canada increased 9.2 percent to $821 million. Asia-Pacific revenue was $3.2 billion, a decline of 15.6 percent. Revenue from Latin America totaled $840 million, a decrease of 5.8 percent compared with the third quarter of 1997.

      Excluding the effects of currency translation, Asia-Pacific declined 2 percent, EMEA revenue grew 15 percent, Canada increased 19 percent and Latin America declined 3 percent, versus third-quarter 1997.

      The overall gross profit margin for the three months ended September 30, 1998 was 37.2 percent or 1.0 point lower than the comparable period last year. The decline on a year-to-year basis is consistent with the first half of 1998 and continues to reflect the changing mix of the company's businesses which tends to lower the overall gross profit margin. For the nine months ended September 30, 1998, overall gross profit margin of 37.3 percent was down 1.2 points versus last year.

      Total expenses increased 4.3 percent compared with last year's third quarter. The company's expense-to-revenue ratio improved 1.0 point versus last year.

      The company's tax rate was 30.0 percent in the third quarter compared with
31.5 percent in the year-earlier period as the company continued to benefit from increased profit generation in markets with lower effective tax rates.

Hardware Sales

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                       September 30            September 30
                                    -------------------     -------------------
                                      1998       1997         1998       1997
                                    --------   --------     --------   --------

Total revenue                       $  8,700   $  8,345     $ 23,343   $ 24,722
Total cost                             5,936      5,523       16,279     16,326
                                    --------   --------     --------   --------
Gross profit                        $  2,764   $  2,822     $  7,064   $  8,396
Gross profit margin                     31.8%      33.8%        30.3%      34.0%

      Revenue from hardware sales increased 4.2 percent and declined 5.6 percent for the third quarter and first nine months of 1998, respectively, when compared to the same periods in 1997. The third-quarter and first-nine months results were negatively affected by approximately 2 and 3 percentage points, respectively, from currency in 1998.

      The hardware sales revenue increase was due to the strong performance of the new G5 model of the System/390. MIPS (millions of instructions per second) more than doubled over the third quarter of last year and revenue grew by double digits despite weakness in Asia. In addition, AS/400 and RS/6000 server revenue grew year over year, as the new Northstar PowerPC chip was introduced into both platforms for improved performance. Personal computer revenue showed strong growth versus the first and second quarters of 1998 and was flat when compared to the third quarter of 1997. AS/400 revenue increased and personal computers, RS/6000 and System/390 revenue decreased on a nine months basis when compared to the same period of last year.

      Revenue from storage products increased on both a third-quarter and nine months basis when compared with the year-earlier periods, due primarily to strong sales of hard disk drives, partially offset by lower revenue for high-end storage systems, which experienced a significant decline in Asia.

      Semiconductor revenue declined in the third quarter and increased slightly for the first nine months of 1998, when compared to the same periods in 1997. The decline in the third quarter was primarily due to lower DRAM prices and an Asian-related slow down in demand for ASICS products. The company expects this trend to continue for the short term.

      Hardware sales gross profit for the third quarter and first nine months of 1998 decreased 2.1 percent and 15.9 percent, respectively, from comparable periods in 1997. The hardware gross profit margin decreased 2.0 points and 3.7 points, respectively, from the prior year. These decreases were primarily driven by pricing pressures associated with personal computers, hard disk drive and memory chip prices when compared to the same periods in 1997. These declines were partially offset by improved margins for AS/400 and the mix of revenue to more System/390 products which have a higher margin. In the third quarter of 1998 the personal computer margins improved over the same period in 1997.

Services Other Than Maintenance

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                    -------------------     -------------------
                                      1998       1997         1998       1997
                                    --------   --------     --------   --------
Total revenue                       $  5,771   $  4,709     $ 16,382   $ 13,416
Total cost                             4,541      3,756       12,871     10,717
                                    --------   --------     --------   --------
Gross profit                        $  1,230   $    953     $  3,511   $  2,699
Gross profit margin                     21.3%      20.3%        21.4%      20.1%

      Services revenue increased 22.6 percent and 22.1 percent, respectively, in the third quarter and first nine months of 1998, versus the same periods in 1997. On a constant currency basis, revenue was negatively affected by approximately 3 and 4 percentage points, respectively, in the third quarter and first nine months of 1998. The revenue increases were driven by continued strong growth in all categories of service offerings. In the third quarter, new contract signings amounted to $10.0 billion. Most of these contracts are for strategic outsourcing agreements and involve a full spectrum of the company's services and product offerings.

      Services gross profit dollars increased in the third quarter and first nine months of 1998 by 29.1 percent and 30.0 percent, respectively, when compared to year-ago periods. The positive gross profit margin trend seen in the first half of the year continued in the third quarter as margin improved 1.0 point versus last year due to improved utilization rates and contract management, primarily in the United States.

Software

(Dollars in millions)            Three Months Ended         Nine Months Ended
                                    September 30               September 30
                                 -------------------       -------------------
                                   1998       1997           1998       1997
                                 --------   --------       --------   --------

Total revenue                    $  3,175   $  3,039       $  9,421   $  9,073
Total cost                            805        904          2,330      2,723
                                 --------   --------       --------   --------
Gross profit                     $  2,370   $  2,135       $  7,091   $  6,350
Gross profit margin                  74.6%      70.3%          75.3%      70.0%

      Revenue from software for the third quarter and first nine months of 1998 increased 4.5 percent and 3.8 percent, respectively, over comparable periods in 1997. The third-quarter and first-nine months results were negatively affected by approximately 3 and 4 percentage points, respectively, from currency in 1998. The revenue increases are being driven by growth in the company's middleware products consisting of data management, transaction processing, Tivoli systems management, and messaging and collaboration. In addition, operating systems revenue also showed growth, primarily as a result of strong AS/400 revenue.

      Software gross profit dollars for the third quarter and first nine months of 1998 increased 11.0 and 11.7 percent, respectively, versus the same periods in 1997. Software gross profit margins increased 4.3 percentage points and 5.3 percentage points, respectively, for the third quarter and first nine months of 1998, when compared to the same periods of last year. The company continues to see an improved margin due to lower levels of amortization associated with deferred development costs.

Maintenance

(Dollars in millions)                Three Months Ended       Nine Months Ended
                                        September 30             September 30
                                     -------------------     ------------------
                                       1998       1997         1998       1997
                                     --------   --------     --------   -------
Total revenue                        $  1,449   $  1,574     $  4,405   $ 4,809
Total cost                                770        838        2,293     2,564
                                     --------   --------     --------   -------
Gross profit                         $    679   $    736     $  2,112   $ 2,245
Gross profit margin                      46.8%      46.8%        47.9%     46.7%

      Maintenance revenue for the third quarter and first nine months of 1998 decreased 8.0 percent and 8.4 percent, respectively, from comparable periods in 1997. The third-quarter and first-nine months revenue was negatively affected by approximately 4 percentage points, respectively, from currency in 1998. Maintenance gross profit dollars decreased 7.7 percent and 5.9 percent, respectively, in the third quarter and first nine months of 1998, when compared to the same periods of 1997. While maintenance revenue continues to be impacted by aggressive pricing dynamics, the gross profit margin has displayed a positive trend in the first half of 1998 and was flat in the third quarter versus the same periods of 1997, due to effective cost management actions.

Rentals and financing

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                    -------------------     ------------------
                                      1998       1997         1998       1997
                                    --------   --------     --------   -------

Total revenue                       $  1,000   $    938     $  2,985   $ 2,765
Total cost                               576        486        1,700     1,364
                                    --------   --------     --------   -------
Gross profit                        $    424   $    452     $  1,285   $ 1,401
Gross profit margin                     42.4%      48.2%        43.1%     50.7%

      Revenue from rentals and financing increased 6.7 percent and 8.0 percent, respectively, for the third quarter and first nine months of 1998, versus comparable periods in 1997. The third-quarter and first-nine months revenue was negatively affected by approximately 3 percentage points, respectively, from currency in 1997. The increases in revenue were driven by higher levels of operating leases on low-end products.

      Rentals and financing gross profit dollars decreased 6.2 percent and 8.3 percent, respectively, for the third quarter and first nine months of 1998, when compared to the same periods of the prior year. The decline in gross profit dollars and margin were principally due to a trend towards financing a greater amount of low-end products and faster growth in the more competitive U.S. market.

Expenses

(Dollars in millions)               Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                    -------------------     ------------------
                                      1998       1997          1998      1997
                                    --------   --------     --------   -------

Selling, general and
   administrative                   $  4,057   $  3,932     $ 11,588   $11,574
Percentage of revenue                   20.2%      21.1%        20.5%     21.1%

Research, development and
   engineering                      $  1,240   $  1,162     $  3,639   $ 3,452
Percentage of revenue                    6.2%       6.2%         6.4%      6.3%

      Selling, general and administrative expense for the third quarter increased 3.1 percent and was essentially flat for the first nine months of 1998, respectively, compared to the same periods in 1997. Currency had a benefit of about 3 percentage points for the third quarter and first nine months of 1998 versus the same periods in 1997. The company continues to aggressively manage infrastructure expense and its overall portfolio to allow for investment in growth segments of the business.

      Research, development and engineering expense increased 6.7 percent and
5.4 percent, respectively, for the third quarter and first nine months of 1998, when compared to the same periods of 1997. The increase in the third quarter reflects the company's continued investments in high-growth opportunities like e-business, Tivoli Systems, Java and hard disk drives. The increase in the first nine months of 1998 was primarily due to the charges and operating expenses associated with the acquisition of Software Artistry, Inc. and CommQuest Technologies in the first quarter of 1998, as well as increased spending on other high-growth opportunities.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $377 million and $1,172 million for the third quarter and first nine months of 1998, respectively. Of these amounts, $9 million for the third quarter and $20 million for the first nine months were capitalized.

      The effective tax rate for the quarter ended September 30, 1998, was 30.0 percent versus 31.5 percent for the same period in 1997. The decrease was primarily the result of the source of earnings and corresponding weighting of tax rates on a country-by-country basis, as the company continued to expand into markets with lower effective tax rates.

      The effective tax rate for the first nine months of 1998 was 30.6 percent, versus 33.5 percent for the same period in 1997. The 2.9 points decrease from the 1997 rate was a result of the same factors that impacted the third quarter effective tax rate.

Financial Condition

      During 1998, the company has continued to make significant investments to fund its future growth and increase shareholder value. These include expenditures of $4.0 billion for research, development and engineering, $4.6 billion in plant, rental machines and other property and $5.3 billion for the repurchase of the company's common shares. The company had $5.9 billion in cash, cash equivalents and marketable securities at September 30, 1998.

Cash Flow

(Dollars in millions)                                   Nine Months Ended
                                                          September 30
                                                        ------------------
                                                          1998       1997
                                                        -------    -------
Net cash provided from (used in):
   Operating activities                                 $ 6,541    $ 5,091
   Investing activities                                  (4,486)    (4,436)
   Financing activities                                  (3,703)    (2,285)

Effect of exchange rate changes
   on cash and cash equivalents                              95       (131)
                                                        -------    -------

Net change in cash and cash equivalents                 $(1,553)   $(1,761)

Working Capital

(Dollars in millions)                   At September 30     At December 31
                                             1998                1997
                                        ---------------     --------------

Current assets                             $ 38,802           $ 40,418
Current liabilities                          31,512             33,507
                                           --------           --------
   Working capital                         $  7,290           $  6,911

Current ratio                                1.23:1             1.21:1

      Current assets declined $1.6 billion from year-end 1997 with declines of $1.7 billion in cash, cash equivalents and marketable securities, and $.3 billion in accounts receivable, offset by an increase of $.4 billion in inventories. The decrease in cash, cash equivalents and marketable securities resulted primarily from the stock repurchases and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the collection of typically higher year-end accounts receivable balances, while inventories have generally increased to meet anticipated fourth-quarter demand.

      Current liabilities declined $2.0 billion with declines of $1.4 billion in accounts payable and accruals (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), and $.6 billion in taxes.

Investments

      During the first nine months of 1998, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for hard disk drives and microelectronics. The company's capital investment for plant, rental machines and property was $4.6 billion during the first nine months of 1998, an increase of $.1 billion from the comparable 1997 period.

      In addition to software development expense included in research, development and engineering expense, the company capitalized $.2 billion of software costs during the first nine months of both 1998 and 1997. Amortization of capitalized software costs amounted to $.4 billion during the first nine-months of 1998, a decline of $.4 billion from the comparable 1997 period.

      Investments and sundry assets were $21.3 billion at September 30, 1998, a decrease of $.6 billion from year-end 1997, resulting primarily from a decrease in non-current sales-type lease receivables and deferred tax assets.

Debt and Equity

(Dollars in millions)                       At September 30      At December 31
                                                  1998                1997
                                            ---------------      --------------

"Core" debt                                    $  2,572            $  3,102
Global financing debt                            25,904              23,824
                                               --------            --------
   Total debt                                  $ 28,476            $ 26,926

Stockholders' equity                           $ 18,635            $ 19,816

Debt/capitalization                                60.4%               57.6%
"Core" debt/capitalization                         14.9%               16.1%
Global financing debt/equity                      6.5:1               6.5:1

      Total debt increased $1.6 billion from year-end 1997, as debt in support of growth in global financing assets increased $2.1 billion, and "core" debt declined $.5 billion. Stockholders' equity declined $1.2 billion from December 31, 1997, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 1998, $8.8 billion of this confirmed line of credit remained unused and available for future use.

      At September 30, 1998, the company had an outstanding balance of $1.1 billion in assets under management from the securitization of loans, leases and trade receivables.

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

      With respect to its internal systems, the potential Year 2000 impacts extend beyond the company's information technology systems to its manufacturing and development systems and physical facilities. The company has been addressing these issues using the same five-part methodology it recommends to its customers: (1) Assessment and Strategy; (2) Detailed Analysis and Planning; (3) Implementation; (4) Clean Management (maintaining readiness of converted systems); and (5) Project Office Management. The company expects to complete most conversion and testing early in 1999, with extended system integration testing and contingency planning projects scheduled throughout 1999. Although the company believes its efforts will be successful, and does not not expect the costs of these efforts to be material, any failure or delay could result in the disruption of business and in the company incurring substantial expense. To minimize any such potential impact, the company has initiated a global contingency planning effort designed to support critical business operations.

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

      The company is also in the process of assessing the Year 2000 readiness of its key suppliers, subcontractors and business partners. This project has been undertaken with a view toward assuring that the company has adequate resources for required supplies, components and complementary offerings, and the company expects to complete this project early in 1999. A failure of the company's suppliers, subcontractors and business partners to address adequately their Year 2000 readiness could affect the company's business. As part of its contingency planning efforts, the company is identifying alternate sources or strategies where necessary if significant exposures are identified.

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

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q (including statements in the Year 2000 discussion above) may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference, including the company's Form 10-K filed on March 30, 1998.

                          Part II - Other Information

ITEM 5. Other Information

      Under the terms of the registrant's By-laws, stockholders who intend to present an item of business at the 1999 annual meeting of stockholders (other than a proposal submitted for inclusion in the registrant's proxy materials) must provide notice of such business to the registrant no earlier than October 19, 1998 and no later than November 18, 1998, as set forth more fully in such By-laws.

ITEM 6 (a). Exhibits

Exhibit Number

      3   The By-laws of IBM as amended through October 27, 1998.

     11   Statement re: computation of per share earnings.

     12   Statement re: computation of ratios.

     27   Financial Data Schedule.

ITEM 6 (b). Reports on Form 8-K

      A Form 8-K dated July 20, 1998 was filed with respect to the company's financial results for the period ended June 30, 1998 and included unaudited consolidated financial statements for the period ended June 30, 1998.

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

                          International Business Machines Corporation
                          -------------------------------------------
                                         (Registrant)

Date: November 12, 1998
-----------------------

                          By:

                                       Mark Loughridge
                          -------------------------------------------
                                       Mark Loughridge

                                 Vice President and Controller