Form 10-K
period 1998-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1999-03-29
CIK 51143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                    pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                     1-2360
                            (COMMISSION FILE NUMBER)
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

                                                                           VOTING SHARES
                                                                            OUTSTANDING
                                                                                AT            NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                        MARCH 1, 1999       ON WHICH REGISTERED
-------------------------------------------------------------------------  -------------  -----------------------------
Capital stock, par value $.50 per share                                     920,650,847   New York Stock Exchange
                                                                                          Chicago Stock Exchange
                                                                                          Pacific Stock Exchange
Depositary shares each representing one-fourth of a share of 7 1/2%                       New York Stock Exchange
  preferred stock, par value $.01 per share
6.375% Notes due 2000                                                                     New York Stock Exchange
7.25% Notes due 2002                                                                      New York Stock Exchange
6.45% Notes due 2007                                                                      New York Stock Exchange
5.375% Notes due 2009                                                                     New York Stock Exchange
7.50% Debentures due 2013                                                                 New York Stock Exchange
8.375% Debentures due 2019                                                                New York Stock Exchange
7.00% Debentures due 2025                                                                 New York Stock Exchange
6.22% Debentures due 2027                                                                 New York Stock Exchange
6.50% Debentures due 2028                                                                 New York Stock Exchange
7.00% Debentures due 2045                                                                 New York Stock Exchange
7.125% Debentures due 2096                                                                New York Stock Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1999, was $155.0 billion.

    Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1998, into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement dated March 23, 1999, into
    Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    IBM was incorporated in the State of New York on June 15, 1911, as the Computer-Tabulating-Recording Co.(C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co., and The International Time Recording Co. of New York. In 1924, C-T-R adopted the name International Business Machines Corporation.

    IBM is in the business of providing customer solutions through the use of advanced information technology. The company operates primarily in a single industry utilizing several segments that create value by offering a variety of solutions that include, either singularly or in some combination, technologies, systems, products, services, software and financing.

    Organizationally, the company's major operations consist of three hardware segments: Technology, Personal Systems and Server; a Global Services segment; a Software segment; a Global Financing segment and a series of Enterprise Investments.

    IBM offers its products through its global sales and distribution organization. The sales and distribution organization has both a geographic focus (in the Americas, Europe/Middle East/Africa, and Asia Pacific) and a specialized and global industry focus. In addition, this organization includes a global sales and distribution organization devoted exclusively to small and medium businesses. IBM also offers its products through a variety of third party distributors and resellers.

    While IBM's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions. IBM protects its intellectual property rights in a variety of ways. These protections may not prevent competitors from independently developing products and services similar to or duplicative of the company's nor can there be any assurance that these protections will adequately deter misappropriation or improper use of the company's technology. There can also be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future.

    IBM's businesses employ a wide variety of components, supplies and raw materials from a substantial number of suppliers around the world. To date, the company has found that the components, supplies and raw materials necessary for the manufacture, production and delivery of its products and services have been available in the quantities required. Certain of the company's businesses may rely on a single or limited number of suppliers, although the company makes every effort to assure the alternative sources are available if the need arises. The failure of the company's suppliers to deliver components, supplies and raw material in sufficient quantities and in a timely manner could adversely affect the company's business.

    IBM's revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict and the seasonality of technology purchases have historically resulted in first quarter revenues lower than revenues for the immediately preceding fourth quarter.

    The value of unfilled orders is not a meaningful indicator of future revenues due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. Therefore, the company believes that backlog information is not material to an understanding of its business.

    The company operates in businesses that are subject to intense competitive pressures. The company's businesses face a significant number of competitors, ranging from Fortune 50 companies to an increasing number of relatively small, rapidly growing and highly specialized organizations. The company believes that its combination of technology, performance, quality, reliability, price and the breadth of products and service offerings are important competitive factors.

    Intense competitive pressures could affect prices or demand for IBM's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, IBM has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, IBM may not fund or invest in certain of its businesses to the same degree that its competitors do and these companies may have greater financial, technical and marketing resources available to them than the businesses of IBM against which they compete.

    IBM operates in more than 150 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which IBM operates could affect its business in that country and its results of operations. IBM's results of operations could also be affected by economic changes in those countries and by macroeconomic changes, including recessions and inflation. For example, weakness in the Asian and Latin American economies has had an adverse impact on IBM's business in 1998.

    The following information is included in IBM's 1998 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of
      similar products or services--Pages 84 through 89.
    Financial information by geographic areas--Page 89.
    Amount spent during each of the last three years on research and development activities--Page 78.
    Financial information regarding environmental activities--Page 76. The number of persons employed by the registrant--Page 62.
    The management discussion overview--Page 54.

    Forward-looking and Cautionary Statements: Certain statements contained in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes, "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in the company's filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference.

    New Products and the Pace of Technological Change: The company's results of operations depend upon the continued successful development and marketing of new and innovative products and services. The development of new products and services requires significant capital investments by the company's various businesses and the success of these products and services depends on their acceptance by customers and business partners. Further, the company's businesses are characterized by rapid technological changes and corresponding shifts in customer demand, resulting in unpredictable product transitions, shortened life cycles and an increasing emphasis on being first to market with new products and services.

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

    Volatility of Stock Prices: The company's stock price is affected by a number of factors, including quarterly variations in results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the company's stock price is subject to significant volatility.

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

ITEM 2. PROPERTIES:

    At December 31, 1998, IBM's manufacturing and development facilities in the United States had aggregate floor space of 41.7 million square feet, of which
34.0 million were owned and 7.7 million were leased. Of these amounts, 3.1 million square feet were vacant and 1.9 million square feet were being leased to non-IBM businesses. Similar facilities in 17 other countries totaled 18.0 million square feet, of which 13.7 million were owned and 4.3 million were leased. Of these amounts, .9 million square feet were vacant and .6 million square feet were being leased to non-IBM businesses.

    Although improved production techniques, productivity gains, and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 59 of IBM's 1998 Annual Report to Stockholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 29, 1999):

                                                                                                                    OFFICER
                                                                                                         AGE         SINCE
                                                                                                         ---      -----------
Chairman of the Board of Directors and Chief Executive Officer
  Louis V. Gerstner, Jr.(1)........................................................................          57         1993
Senior Vice Presidents
  J. Thomas Bouchard, Human Resources..............................................................          58         1994
  Nicholas M. Donofrio, Group Executive............................................................          53         1995
  William A. Etherington, Group Executive..........................................................          57         1998
  J. Bruce Harreld, Strategy.......................................................................          48         1995
  Paul M. Horn, Research...........................................................................          52         1996
  Abby F. Kohnstamm, Marketing.....................................................................          45         1998
  Douglas L. Maine, Chief Financial Officer........................................................          50         1998
  Samuel J. Palmisano, Group Executive.............................................................          47         1997
  Lawrence R. Ricciardi, General Counsel...........................................................          58         1995
  Robert M. Stephenson, Group Executive............................................................          60         1995
  David M. Thomas, Group Executive.................................................................          49         1998
  John M. Thompson, Group Executive................................................................          56         1989
  James T. Vanderslice, Group Executive............................................................          58         1998
Vice Presidents
  Mark Loughridge, Controller......................................................................          45         1998
  Daniel E. O'Donnell, Secretary...................................................................          51         1998
  Jeffrey D. Serkes, Treasurer.....................................................................          40         1994

------------------------

(1) Member of the Board of Directors.

    All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each officer named above, with the exception of J. Thomas Bouchard, J. Bruce Harreld, Douglas L. Maine, Lawrence R. Ricciardi and Jeffery D. Serkes, has been an executive of IBM or its subsidiaries during the past five years.

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

    Mr. Maine was chief financial officer and executive vice president of MCI Communications, a long-distance telecommunications company, from 1992 until joining IBM in 1998. Prior to that he also served in several executive positions, including controller, senior vice president-finance and president of a 14 state operating division.

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

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note P "Contingencies" on page 77 of IBM's 1998 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS:

    Refer to pages 90 and 91 of IBM's 1998 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 618,962 common stockholders of record at March 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 90 of IBM's 1998 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 54 through 63 of IBM's 1998 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

    Refer to the section titled "Market Risk" on pages 60 and 61 of IBM's 1998 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 52 and 53, and 64 through 89 of IBM's 1998 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 7 of IBM's definitive Proxy Statement dated March 23, 1999, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 12 through 20 of IBM's definitive Proxy Statement dated March 23, 1999, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

       Not applicable.

    (b) Security Ownership of Management:

       Refer to the section entitled "Ownership of Securities--Common Stock and Total Stock-Based Holdings" appearing on pages 10 and 11 of IBM's definitive Proxy Statement dated March 23, 1999, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 9 of IBM's definitive Proxy Statement dated March 23, 1999, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

        1. Financial statements from IBM's 1998 Annual Report to Stockholders which are incorporated herein by reference:

           Report of Independent Accountants (page 53).

           Consolidated Statement of Earnings for the years ended December 31, 1998, 1997 and 1996 (page 64).

           Consolidated Statement of Financial Position at December 31, 1998 and 1997 (page 65).

           Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 (pages 66 and 67).

           Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (page 68).

           Notes to Consolidated Financial Statements (pages 69 through 89).

        2. Financial statement schedules required to be filed by Item 8 of this
    Form:

               SCHEDULE
      PAGE      NUMBER
-----------  -------------
        11                  Report of Independent Accountants on Financial Statement Schedule
       S-1            II    Valuation and Qualifying Accounts

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

           Included in this Form 10-K:

            I-- Computation of Ratio of Earnings to Fixed Charges and Earnings
               to Combined Fixed Charges and Preferred Stock Dividends.

           II-- Parents and Subsidiaries.

          III-- Consent of Independent Accountants.

          IV-- Additional Exhibits (a) Quarterly Consolidated Statement of
              Earnings--Restated 1998.

           V-- IBM's 1998 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

          VI-- Powers of Attorney.

         VII-- Financial Data Schedule.

           Not included in this Form 10-K:

            -- The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form
              8-K dated April 29, 1997, and is hereby incorporated by reference.

            -- The By-laws of IBM as amended through October 27, 1998, is
              Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and is hereby incorporated by reference.

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

            -- Board of Directors compensatory plans, as described under
              "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 23, 1999, which is incorporated herein by reference.

            -- IBM Board of Directors Deferred Compensation and Equity Award
              Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

            -- The Employment Agreement for L.V. Gerstner, Jr. is Exhibit 19 to
              Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.

            -- Amendment to Employment Agreement for L.V. Gerstner, Jr. dated as of January 1, 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

            -- Second Amendment to Employment Agreement for L.V. Gerstner, Jr.
              dated as of November 17, 1997, is Exhibit VI to Form 10-K for the year ended December 31, 1997, and is hereby incorporated by reference.

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

            -- The instruments defining the rights of the holders of the 6.50%
              Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.

            -- The instrument defining the rights of the holders of the 5.375%
              Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.

            -- The IBM Supplemental Executive Retirement Plan is Exhibit IX to
              Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

            -- The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form
              10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

            -- IBM's definitive Proxy Statement dated March 23, 1999, certain sections of which have been incorporated herein by reference.

           (b) Reports on Form 8-K:

               A Form 8-K dated October 20, 1998, was filed with respect to the company's financial results for the periods ended September 30, 1998, and included unaudited consolidated financial statements for the period ended September 30, 1998.

               A Form 8-K dated December 16, 1998, was filed for the press release announcing the execution of definitive agreements between IBM and AT&T, pursuant to which, among other things, AT&T will acquire the assets of the IBM Global Network from IBM, is hereby incorporated by reference.

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

Date: March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ DOUGLAS L. MAINE       Senior Vice President,         March 29, 1999
------------------------------    Chief
      (Douglas L. Maine)          Financial Officer

     /s/ MARK LOUGHRIDGE        Vice President and             March 29, 1999
------------------------------    Controller
      (Mark Loughridge)

CATHLEEN BLACK          Director
KENNETH I. CHENAULT     Director
JUERGEN DORMANN         Director
NANNERL O. KEOHANE      Director
CHARLES F. KNIGHT
Director
MINORU MAKIHARA         Director    By:         /s/ DANIEL E. O'DONNELL
LUCIO A. NOTO           Director         -------------------------------------
JOHN B. SLAUGHTER       Director                 (Daniel E. O'Donnell)
ALEX TROTMAN            Director                   ATTORNEY-IN-FACT
LODEWIJK C. van WACHEM  Director
CHARLES M. VEST         Director                    March 29, 1999

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 21, 1999, appearing on page 53 of the 1998 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, N.Y. 10019
January 21, 1999

                                                                     SCHEDULE II

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEAR ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                                 BALANCE AT                  BALANCE AT
                                                                                  BEGINNING        NET           END
DESCRIPTION                                                                       OF PERIOD     CHANGE(A)     OF PERIOD
------------------------------------------------------------------------------  -------------  -----------  -------------
1998
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     775     $      19     $     794
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----
    --Non-current.............................................................    $     164     $      31     $     195
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----

1997
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     787     $     (12)    $     775
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----
    --Non-current.............................................................    $     164     $       0     $     164
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----

1996
  Account deducted from assets:
  Allowance for doubtful accounts
    --Current.................................................................    $     790     $      (3)    $     787
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----
    --Non-current.............................................................    $     174     $     (10)    $     164
                                                                                      -----         -----         -----
                                                                                      -----         -----         -----

------------------------

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

Note--

    The receivables upon which the above allowances are based are highly diversified by geography, industry and individual customer. The allowances for receivable losses at year-end 1998 approximate less than three percent of the company's current receivables and less than one and one-half percent the company's non-current receivables. The allowances for receivable losses at year-end 1997 approximate less than three and one-quarter percent of the company's current receivables and less than one and one-half percent of the company's non-current receivables. The allowances for receivable losses at year-end 1996 approximate less than three and one-half percent of the company's current receivables and one and one-half percent of the company's non-current receivables.

                                 EXHIBIT INDEX

  REFERENCE
   NUMBER
     PER
 ITEM 601 OF                                                                                            EXHIBIT
 REGULATION                                                                                            NUMBER IN
     S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
-------------  -----------------------------------------------------------------------------------  ----------------
        (2)    Plan of acquisition, reorganization, arrangement, liquidation or succession.          Not applicable
        (3)    Certificate of Incorporation and By-laws.
               The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K dated April
                 29, 1997, and is hereby incorporated by reference.
               The By-laws of IBM as amended through October 27, 1998, is Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and is hereby incorporated by reference.
        (4)    Instruments defining the rights of security holders.
               The instruments defining the rights of the holders of the 7.25% Notes due 2002 are
                 Exhibits 4(a) through 4(l) to Registration Statement No. 33-33590 on Form S-3,
                 filed February 22, 1990, and are hereby incorporated by reference.
               The instruments defining the rights of the holders of the 6.375% Notes due 2000 and the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration
                 Statement No. 33-49475(1) on Form S-3, filed on May 24, 1993, and are hereby incorporated by reference.
               The instruments defining the rights of the holders of the 8.375% Debentures due
                 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on
                 Form S-3, filed on October 24, 1989, are hereby incorporated by reference.
               The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on
                 October 30, 1995, and are hereby incorporated by reference.
               The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
               The instruments defining the rights of the holders of the 6.5% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August
                 1, 1997, and is hereby incorporated by reference.
               The instrument defining the rights of the holders of the 6.5% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
               The instrument defining the rights of the holders of the 5.375% Notes due 2009 is
                 Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
        (9)    Voting trust agreement.                                                               Not applicable
       (10)    Material contracts.
               The IBM 1997 Long-Term Performance plan, a compensatory plan, is contained in
                 Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.
               A copy of the IBM 1994 Long-Term Performance Plan is contained in Registration
                 Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

  REFERENCE
   NUMBER
     PER
 ITEM 601 OF                                                                                            EXHIBIT
 REGULATION                                                                                            NUMBER IN
     S-K                                     DESCRIPTION OF EXHIBITS                                 THIS FORM 10-K
-------------  -----------------------------------------------------------------------------------  ----------------
               Board of Directors compensatory arrangements as described under "Directors'
                 Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March
                 23, 1999, and is hereby incorporated by reference.
               The IBM Supplemental Executive Retirement Plan is Exhibit IX to Form 10-K for the
                 year ended December 31, 1994, and is hereby incorporated by reference.
               The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
               The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X
                 to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.
               The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive
                 Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
               The Employment Agreement for L.V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated
                 March 31, 1993, and is hereby incorporated by reference.
               Amendment to Employment Agreement for L.V. Gerstner, Jr. dated as of January 1,
                 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.
               Second Amendment to Employment Agreement for L.V. Gerstner, Jr., dated as of
                 November 17, 1997, is Exhibit VI to Form 10-K for the year ended December 31,
                 1997, and is hereby incorporated by reference.
       (11)    Statement re computation of per share earnings.
               The statement re computation of per share earnings is note T "Earnings Per Share of
                 Common Stock" on page 79 of IBM's 1998 Annual Report to Stockholders, which is incorporated herein by reference.
       (12)    Statement re computation of ratios.                                                         I
       (13)    Annual report to security holders.                                                          V
       (18)    Letter re change in accounting principles.                                            Not applicable
       (19)    Previously unfiled documents.                                                         Not applicable
       (21)    Subsidiaries of the registrant.                                                             II
       (22)    Published report regarding matters submitted to vote of security holders.             Not applicable
       (23)    Consents of experts and counsel.                                                           III
       (24)    Powers of attorney.                                                                         VI
       (27)    Financial Data Schedule.                                                                   VII
       (28)    Information from reports furnished to state insurance regulatory authorities.         Not applicable
       (99)    Additional exhibits.                                                                        IV

                                                                       EXHIBIT I

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
        EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                  (UNAUDITED)

                                                                              YEAR ENDED DECEMBER 31:
                                                               -----------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN MILLIONS)
Earnings before income taxes and change in accounting
  principles(1)..............................................  $   8,997  $   9,054  $   8,599  $   7,910  $   5,253
Add:
  Fixed charges, excluding capitalized interest..............      2,036      2,000      1,942      1,972      2,450
                                                               ---------  ---------  ---------  ---------  ---------
  Earnings as adjusted.......................................  $  11,033  $  11,054  $  10,541  $   9,882  $   7,703
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Fixed charges:
  Interest expense...........................................  $   1,559  $   1,573  $   1,545  $   1,591  $   2,025
  Capitalized interest.......................................         28         32         31         23         20
  Portion of rental expense representative of interest.......        477        427        397        381        425
                                                               ---------  ---------  ---------  ---------  ---------
Total fixed charges..........................................  $   2,064  $   2,032  $   1,973  $   1,995  $   2,470
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Preferred stock dividends(2).................................         29         29         32         37        144
                                                               ---------  ---------  ---------  ---------  ---------
Combined fixed charges and preferred stock dividends.........  $   2,093  $   2,061  $   2,005  $   2,032  $   2,614
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Ratio of earnings to fixed charges...........................        5.3        5.4        5.3        5.0        3.1
Ratio of earnings to combined fixed charges and preferred
  stock dividends............................................        5.3        5.4        5.3        4.9        2.9

------------------------

(1) Earnings before income taxes and changes in accounting principle excludes both amortization expense of capitalized interest as well as the company's share in the income and losses of less-than-fifty-percent-owned affiliates.

(2) The company reported preferred stock dividends of $20 million for year-end 1998, 1997 and 1996, respectively. Excluded from the ratio computation for the year end 1995 are transaction costs of $42 million relating to the repurchase of Series A 7 1/2 percent preferred stock depositary shares. Included are preferred stock dividends of $20 million, for 1998, 1997, and 1996, respectively, or $29 million for 1998 and 1997 and $32 million for 1996 representing the pre-tax income which would be required to cover such dividend requirements based on the company's effective tax rate for year end 1998, 1997 and 1996, respectively. For the 1995 and 1994 year ends, preferred stock dividends are also on a pre-tax basis.

                                                                      EXHIBIT II

                            PARENTS AND SUBSIDIARIES

                            PARENTS AND SUBSIDIARIES
                            AS OF DECEMBER 31, 1998

                                                                                                  PERCENTAGE OF
                                                                        STATE OR COUNTRY        VOTING SECURITIES
                                                                        OF INCORPORATION          OWNED BY ITS
                                                                         OR ORGANIZATION        IMMEDIATE PARENT
                                                                    -------------------------  -------------------
Registrant:
  International Business Machines Corporation.....................  New York
Subsidiaries:
  IBM Credit Corporation..........................................  Delaware                              100
  Lotus Development Corporation...................................  Massachusetts                         100
  Tivoli Systems Inc. ............................................  Delaware                              100
  IBM World Trade Corporation.....................................  Delaware                              100
    IBM Asia Pacific Service Corporation..........................  Japan                                 100
    IBM China/Hong Kong Corporation...............................  Delaware                              100
    IBM World Trade Asia Corporation..............................  Delaware                              100
    WTC Insurance Corporation, Ltd. ..............................  Bermuda                               100
    IBM Argentina, S.A. ..........................................  Argentina                             100(C)
    IBM Australia Ltd. ...........................................  Australia                             100
    IBM Bahamas Ltd. .............................................  Bahamas                               100
    IBM de Bolivia, S.A. .........................................  Bolivia                               100
    IBM Brasil-Industria, Maquinas e Servicos Ltda................  Brazil                                100(C)
    IBM Foreign Sales Corporation.................................  Barbados                              100
    General Business Machines Corp. ..............................  British V.I.                           10
    IBM Canada Credit Services Company............................  Canada                                100
    IBM Canada Limited--IBM Canada Limitee........................  Canada                                100
    IBM China Company Limited.....................................  China                                 100
    IBM de Chile, S.A.C...........................................  Chile                                 100(C)
    IBM de Colombia, S.A. ........................................  Colombia                               90(C)
    IBM Middle East FZE...........................................  United Arab Emirates                  100
    IBM Middle East Dubai Airport Free Zone FZE...................  United Arab Emirates                  100
    IBM del Ecuador, C.A..........................................  Ecuador                               100
    IBM Global Services India Pvt. Ltd............................  India                                  80(E)
    Tata IBM Ltd. ................................................  India                                  50
    IBM Japan, Ltd. ..............................................  Japan                                 100
    IBM Korea, Inc. ..............................................  Korea (South)                         100
    Mesiniaga Berhad..............................................  Malaysia                               10
    Sunway Computer Services Sdn. Bhd.............................  Malaysia                               20
    Arrendadora de Tecnologia e Informatica, S.A. de C.V.,
      Organizacion Auxiliar del Credito...........................  Mexico                                 86(C)
    Financiera de Tecnologia e Informatica S.A. de C.A., Sociedad
      Financiera del Objecto Limitado Filial......................  Mexico                                100(C)
    Grupo IBM Mexico, S.A. de C.V.................................  Mexico                                100(A)
    IBM de Mexico, S.A. ..........................................  Mexico                                100(A)
    IBM New Zealand Ltd. .........................................  New Zealand                           100
    IBM del Peru, S.A. ...........................................  Peru                                  100
    IBM World Trade Asia-Pacific Corp. ...........................  Philippines                            98(A)
    IBM Philippines, Incorporated.................................  Philippines                           100(A)

                            PARENTS AND SUBSIDIARIES

                                                                                                  PERCENTAGE OF
                                                                        STATE OR COUNTRY        VOTING SECURITIES
                                                                        OF INCORPORATION          OWNED BY ITS
                                                                         OR ORGANIZATION        IMMEDIATE PARENT
                                                                    -------------------------  -------------------
    IBM Romania Srl...............................................  Romania                               100
    IBM Taiwan Corporation........................................  Taiwan                                100(A)
    Thai Systems Corporation Ltd. ................................  Thailand                              100
    IBM Thailand Company Ltd. ....................................  Thailand                              100(A)
    IBM del Uruguay, S.A. ........................................  Uruguay                               100
    IBM de Venezuela, S.A. .......................................  Venezuela                             100
    IBM Vietnam Company...........................................  Vietnam                               100
    IBM Central Europe & Russia Inc. .............................  Delaware                              100
    IBM Oesterreich Internationale Bueromaschinen Gesellschaft
      m.b.H. .....................................................  Austria                               100
    IBA (International Belarussia Alliance).......................  Belarus Republic                       45
    International Business Machines of Belgium S.A. ..............  Belgium                               100(C)
    IBM Botswana (PTY) Limited....................................  Botswana                              100
    IBM Bulgaria Ltd. ............................................  Bulgaria                              100
    IBM Croatia Ltd./ IBM Hrvatska d.o.o. ........................  Croatia                               100
    IBM Ceska Republika spol. s.r.o. .............................  Czech Republic                        100
    IBM Eesti Osauhing (IBM Estonia Ou)...........................  Estonia                               100
    Compagnie IBM France, S.A. ...................................  France                                100(A)
    IBM Eurocoordination..........................................  France                                 --(B)
    IBM Europe Middle East Africa.................................  France                                100(C)
    IBM Beteiligungs GmbH.........................................  Germany                               100
    IBM Deutschland GmbH..........................................  Germany                                82(C)
    International Business Machines Corporation Magyarorszagi
      Kft.........................................................  Hungary                               100
    IBM International Treasury Services Company...................  Ireland                                --(D)
    IBM Ireland Ltd. .............................................  Ireland                               100
    IBM Italia S.p.A..............................................  Italy                                  96(C)
      IBM Hellas Information Handling Systems S.A. ...............  Greece                                100(C)
      IBM Israel Ltd. ............................................  Israel                                100(C)
      Companhia IBM Portuguesa, S.A. .............................  Portugal                              100
      IBM (International Business Machines) Turk Ltd. Sirketi.....  Turkey                                 98(C)
      IBM South Africa Group Ltd. ................................  South Africa                           95(C)
    IBM East Africa Limited.......................................  Kenya                                  67(C)
    Sabiedriba ar irobezotu IBM Latvija...........................  Latvia                                100
    QuanTech S.A.L. ..............................................  Lebanon                                15
    IBM Lietuva...................................................  Lithuania                             100
    IBM Global Holdings B.V.......................................  Netherlands                           100
    IBM International Centre for Asset Management N.V. ...........  Netherlands                           100
    IBM Nederland N.V. ...........................................  Netherlands                           100
    IBM Polska Sp. z.o.o. ........................................  Poland                                100
    International Business Machines A/S...........................  Norway                                 60(C)
    IBM East Europe/Asia Ltd. ....................................  Russia                                100
    IBM Slovensko spol.s.r.o. ....................................  Slovak Republic                       100
    IBM Slovenija d.o.o. .........................................  Slovenia                              100
    International Business Machines, S.A. ........................  Spain                                 100(C)
      IBM Nordic Aktiebolag.......................................  Sweden                                100
      IBM Danmark A/S.............................................  Denmark                               100

                            PARENTS AND SUBSIDIARIES

                                                                                                  PERCENTAGE OF
                                                                        STATE OR COUNTRY        VOTING SECURITIES
                                                                        OF INCORPORATION          OWNED BY ITS
                                                                         OR ORGANIZATION        IMMEDIATE PARENT
                                                                    -------------------------  -------------------
      Oy International Business Machines AB.......................  Finland                               100
      IBM Svenska Aktiebolag......................................  Sweden                                100
    IBM International Centre for Asset Management A.G. ...........  Switzerland                           100
    IBM (Schweiz)--IBM (Suisse)-- IBM (Svizzera)-- IBM
      (Switzerland)...............................................  Switzerland                           100
    IBM North Africa..............................................  Tunisia                                99(C)
    IBM United Kingdom Holdings Ltd. .............................  United Kingdom                        100
    International Business Machines Limited.......................  United Kingdom                        100
    IBM Zimbabwe (Private) Ltd. ..................................  Zimbabwe                              100

------------------------

(A) Minor percentage held by other IBM shareholders, subject to repurchase option.

(B) IBM Eurocoordination, is owned approximately 14% each by subsidiaries located in France, Germany, Italy and the United Kingdom and approximately 4% each by subsidiaries located in Austria, Belgium, Denmark, Finland, Ireland, Netherlands, Norway, Portugal, Spain, Sweden and Switzerland and by four other minority shareholders.

(C) Remaining percentage owned by another wholly-owned IBM company.

(D) IBM France and IBM Finland each own 16.6% and IBM Denmark and IBM Switzerland each own 33.3% of IBM International Treasury Services Company.

(E) Minor percentage held by another IBM shareholder.

                                                                     EXHIBIT III

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-77235, 33-29022, 33-33458, 33-34406, 33-53777,
33-60225, 33-60227, 33-60237, 33-60815, 333-01411, 333-09055, 333-23315,
333-31305, 333-41813, 333-44981 and 333-48435) and the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-50537, 33-65119, 33-65119(1), 333-03763, 333-21073, 333-27669, 333-40669 and 333-70521) of
International Business Machines Corporation of our report dated January 21, 1999, appearing on page 53 of the 1998 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 11 of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, N.Y. 10019
March 26, 1999

                                                                      EXHIBIT IV

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                              ADDITIONAL EXHIBITS

    Effective December 31, 1998, the company adopted Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information." As a result of adopting this standard the company has changed its revenue and cost lines in the Consolidated Statement of Earnings generally aligning with the new segment information. The 1998 quarterly Consolidated Statements of Earnings are restated in Exhibit IVa. Additional information about the company's segments can be found in note Y, "Segment Information," on pages 84 through 89 of the 1998 Annual Report to Stockholders.

                                                                   EXHIBIT IV(A)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES

             QUARTERLY CONSOLIDATED STATEMENT OF EARNINGS-RESTATED*
                                      1998

                                                              FIRST       SECOND        THIRD       FOURTH
                                                            QUARTER+     QUARTER+     QUARTER+     QUARTER+    FULL YEAR
                                                           -----------  -----------  -----------  -----------  ---------
                                                                               (DOLLARS IN MILLIONS)
Revenue:
Hardware segments........................................   $   7,318    $   7,714    $   8,920    $  11,467   $  35,419
Global Services segment..................................       6,341        6,969        7,046        8,560      28,916
Software segment.........................................       2,644        2,866        2,808        3,545      11,863
Global Financing segment.................................         719          712          679          767       2,877
Enterprise Investments segment/Other.....................         596          562          642          792       2,592
                                                           -----------  -----------  -----------  -----------  ---------
Total revenue............................................      17,618       18,823       20,095       25,131      81,667
Cost:
Hardware segments........................................   $   5,219    $   5,347    $   6,101    $   7,547      24,214
Global Services segment..................................       4,630        5,065        5,222        6,208      21,125
Software segment.........................................         540          548          544          628       2,260
Global Financing segment.................................         380          377          351          386       1,494
Enterprise Investments segment/Other.....................         399          340          410          553       1,702
                                                           -----------  -----------  -----------  -----------  ---------
Total cost...............................................      11,168       11,677       12,628       15,322      50,795
Gross profit.............................................       6,450        7,146        7,467        9,809      30,872
Operating expenses:
Selling, general and administrative......................       3,719        3,812        4,057        5,074      16,662
Research, development and engineering....................       1,179        1,220        1,240        1,407       5,046
                                                           -----------  -----------  -----------  -----------  ---------
Total operating expenses.................................       4,898        5,032        5,297        6,481      21,708
Operating income.........................................       1,552        2,114        2,170        3,328       9,164
Other income, principally interest.......................         150          130          122          187         589
Interest expense.........................................         179          161          160          213         713
                                                           -----------  -----------  -----------  -----------  ---------
Income before income taxes...............................       1,523        2,083        2,132        3,302       9,040
Provision for income taxes...............................         487          631          638          956       2,712
                                                           -----------  -----------  -----------  -----------  ---------
Net income...............................................       1,036        1,452        1,494        2,346       6,328
Preferred stock dividends................................           5            5            5            5          20
                                                           -----------  -----------  -----------  -----------  ---------
Net income applicable
to common shareholders...................................   $   1,031    $   1,447    $   1,489    $   2,341   $   6,308
                                                           -----------  -----------  -----------  -----------  ---------
                                                           -----------  -----------  -----------  -----------  ---------

* See text in Exhibit IV
+ Unaudited