Form 10-Q
period 1999-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 1999-05-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                            YES |X|         NO |_|

      The registrant has 1,814,835,137* shares of common stock outstanding at March 31, 1999.

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three months
        ended March 31, 1999 and 1998 ....................................    1

      Consolidated Statement of Financial Position at
        March 31, 1999 and December 31, 1998 .............................    3

      Consolidated Statement of Cash Flows for the three months
        ended March 31, 1999 and 1998 ....................................    5

      Notes to Consolidated Financial Statements .........................    6

   Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition ..............    7

Part II - Other Information ..............................................   17

                         Part I - Financial Information

ITEM 1.             INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                                 Three Months Ended
 per share amounts)                                              March 31
                                                          ----------------------
                                                            1999          1998
                                                          -------        -------
Revenue:
  Hardware                                                $ 8,584        $ 7,318
  Global Services                                           7,550          6,341
  Software                                                  2,920          2,644
  Global Financing                                            705            719
  Enterprise Investments/Other                                558            596
                                                          -------        -------
Total revenue                                              20,317         17,618

Cost:
  Hardware                                                  6,250          5,219
  Global Services                                           5,567          4,630
  Software                                                    555            540
  Global Financing                                            311            380
  Enterprise Investments/Other                                376            399
                                                          -------        -------
Total cost                                                 13,059         11,168
                                                          -------        -------
Gross profit                                                7,258          6,450
Operating expenses:
  Selling, general and
    administrative                                          3,937          3,719
  Research, development and
    engineering                                             1,181          1,179
                                                          -------        -------
Total operating expenses                                    5,118          4,898

Operating income                                            2,140          1,552
Other income, principally interest                            134            150
Interest expense                                              174            179
                                                          -------        -------
Income before income taxes                                  2,100          1,523
Income tax provision                                          630            487
                                                          -------        -------
Net income                                                  1,470          1,036
Preferred stock dividends                                       5              5
                                                          -------        -------
Net income applicable to
  common shareholders                                     $ 1,465        $ 1,031
                                                          =======        =======

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (continued)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                                March 31
                                                       -------------------------
                                                          1999           1998
                                                       -------------------------
Earnings per share of
  common stock - basic*                                $     .80       $     .54

Earnings per share of
  common stock - assuming dilution*                    $     .78       $     .53

Average number of common
  shares outstanding: (millions)

  Basic*                                                 1,823.8         1,900.4

  Diluted*                                               1,882.9         1,946.6

Cash dividends per common share*                       $     .11       $     .10

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                  ASSETS

                                                          At March 31  At December 31
(Dollars in millions)                                         1999         1998
                                                          (Unaudited)
                                                          -----------  --------------
Current assets:

  Cash and cash equivalents                                 $ 4,855      $ 5,375

  Marketable securities - at fair value, which
    approximates market                                         501          393

  Notes and accounts receivable -
    net of allowances                                        18,194       20,271

  Sales-type leases receivable                                6,054        6,510

  Inventories, at lower of average cost or net realizable value

    Finished goods                                            1,272        1,088
    Work in process and raw materials                         3,969        4,112
                                                            -------      -------
  Total inventories                                           5,241        5,200

  Prepaid expenses and other current assets                   4,956        4,611
                                                            -------      -------
Total current assets                                         39,801       42,360

Plant, rental machines and other property                    43,898       44,870
  Less: Accumulated depreciation                             25,032       25,239
                                                            -------      -------
Plant, rental machines and other property - net              18,866       19,631

Software                                                        587          599

Investments and sundry assets                                22,497       23,510
                                                            -------      -------

Total assets                                                $81,751      $86,100
                                                            =======      =======

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions except                      At March 31        At December 31
 per share amounts)                                 1999                1998
                                                 (Unaudited)
                                               ---------------     ---------------
Current liabilities:

  Taxes                                        $         2,782     $         3,125

  Accounts payable and accruals                         16,791              19,797

  Short-term debt                                       13,708              13,905
                                               ---------------     ---------------
Total current liabilities                               33,281              36,827

Long-term debt                                          16,285              15,508

Other liabilities                                       12,386              12,818

Deferred income taxes                                    1,493               1,514
                                               ---------------     ---------------
Total liabilities                                       63,445              66,667

Stockholders' equity:
  Preferred stock - par value $.01 per share               247                 247
    Shares authorized:  150,000,000
    Shares issued: 1999 - 2,546,011
                   1998 - 2,546,011

  Common stock - par value $.20* per share              10,332              10,121
    Shares authorized:    4,687,500,000*
    Shares issued: 1999 - 1,860,375,375*
                   1998 - 1,853,738,104*

  Retained earnings                                     11,383              10,141

  Treasury stock - at cost                              (2,213)               (133)
    Shares:  1999 - 25,540,238*
             1998 - 1,924,293*

  Employee benefits trust                               (1,790)             (1,854)
    Shares:  1999 - 20,000,000*
             1998 - 20,000,000*

  Accumulated gains and losses not
    affecting retained earnings                            347                 911
                                               ---------------     ---------------
Total stockholders' equity                              18,306              19,433
                                               ---------------     ---------------
Total liabilities and stockholders' equity     $        81,751     $        86,100
                                               ===============     ===============

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

   (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31:
                                   (UNAUDITED)

(Dollars in millions)                                        1999         1998
                                                           -------      -------
Cash flow from operating activities:
  Net income                                               $ 1,470      $ 1,036
  Adjustments to reconcile net income to cash
   provided from operating activities:

   Depreciation                                              1,294        1,073
   Amortization of software                                    110          150
   Gain on disposition of fixed and other assets              (120)         (72)
   Changes in operating assets and liabilities                (878)      (1,246)
                                                           -------      -------
    Net cash provided from operating activities              1,876          941
                                                           -------      -------
Cash flow from investing activities:
  Payments for plant, rental machines
    and other property, net of proceeds                       (957)      (1,078)
  Investment in software                                       (97)         (68)
  Purchases of marketable securities and
    other investments                                       (3,706)        (702)
  Proceeds from marketable securities and
    other investments                                        3,799          435
                                                           -------      -------
    Net cash used in investment
     activities                                               (961)      (1,413)
                                                           -------      -------
Cash flow from financing activities:
  Proceeds from new debt                                     2,059        2,717
  Payments to settle debt                                   (1,568)      (1,522)
  Short-term borrowings less
   than 90 days - net                                          356         (343)
  Common stock transactions - net                           (1,931)      (1,753)
  Cash dividends paid                                         (208)        (197)
                                                           -------      -------
    Net cash used in financing activities                   (1,292)      (1,098)
                                                           -------      -------
Effect of exchange rate changes
  on cash and cash equivalents                                (143)         (41)
                                                           -------      -------
Net change in cash and cash equivalents                       (520)      (1,611)

Cash and cash equivalents at January 1                       5,375        7,106
                                                           -------      -------
Cash and cash equivalents at March 31                      $ 4,855      $ 5,495
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

2. The accumulated gains and losses not affecting retained earnings line of stockholders' equity comprises foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net earnings and accumulated gains and losses not affecting retained earnings were $906 million and $949 million for the three month periods ended March 31, 1999 and 1998, respectively.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The company will adopt this standard as of January 1, 2000. Management does not expect the adoption to have a material effect on the company's results of operations, however, the effect on the company's financial position depends on the fair values of the company's derivatives and related financial instruments at the date of adoption.

4. The tables on pages 21 and 22 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

5. Subsequent Events: On April 27, 1999, the stockholders of the company approved amendments to the Certificate of Incorporation to increase the number of authorized shares of common stock from 1,875 million to 4,687.5 million, which was required to effect a two-for-one stock split that the company's Board of Directors approved on January 26, 1999. In addition, the amendments reduced the par value of the common shares from $.50 to $.20 per share. Common stockholders of record at the close of business on May 10, 1999 are entitled to receive one additional share for each share held.

      The Consolidated Financial Statements in this Form 10-Q have been adjusted to reflect the two-for-one stock split.

      On April 27, 1999, the company announced that the Board of Directors approved a quarterly dividend increase of 9 percent from $.22 to $.24 per common share or $.12 per common share after the two-for-one stock split. The dividend is payable June 10, 1999, to shareholders of record May 10, 1999.

      On April 27, 1999, the Board of Directors also authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

      On April 30, 1999, IBM sold its U.S. Global Network business to AT&T. This sale is part of a broader agreement announced in December 1998 under which AT&T will acquire IBM's Global Network business for $5 billion in cash. The company expects the sales of the non-U.S. portion of the business to take place throughout the remainder of 1999. More than 2,900 IBM employees will join AT&T as a result of the sale of the U.S. business. In addition to the sale, IBM and AT&T have agreed to enter into outsourcing contracts with each other. The company will outsource a significant portion of its global networking needs to AT&T. AT&T will outsource certain applications processing and data center management to the company.

      In response to its changing workforce and the competitive environment in which it operates, the company announced amendments to its U.S. retirement plan, its U.S. supplemental executive retirement plan, and the U.S. retiree medical plan (the Plans). The amendments were announced on May 3, 1999 and are effective July 1, 1999, do not have a significant effect on the projected benefit obligations of the Plans.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31,1999

      The company's first-quarter results reflect significant improvement in its Asian business and double-digit revenue growth in Europe and the Americas. The company's operating results were led by services and software which together produced 60 percent of the company's gross profits for the quarter. The Personal Systems group also had substantially improved results this quarter, due to the changes in its business model during the past year and continued strong sales growth. The company continued to move forward its strategy to reposition the S/390 with an increase of more than 80 percent in MIPS (millions of instructions per second) shipments in the first quarter. Also within servers, AS/400 and RS/6000 revenues declined due to product transitions. The Technology group results were mixed, with growth in hard disk drives (HDD) offset by continued weakness in memory chips.

      While the company had a strong first quarter, there are a number of uncertainties facing the company in the remainder of 1999 including ongoing weakness in some parts of Asia and Latin America; continued price pressure in personal computers, HDDs and semiconductors; and the unknown effect of the Year 2000 issue on customer purchases. The company will continue to focus on increasing revenue with particular emphasis on addressing customers' needs to build integrated e-business solutions through the use of the company's hardware, services, software and technology. In addition, the company continues to invest judiciously, reduce infrastructure and optimize the deployment of the company's employees and resources to maintain or improve its pre-tax profits.

Results of Operations

(Dollars in millions                                      Three Months Ended
 except per share amounts)                                    March 31
                                                       ------------------------
                                                        1999              1998
                                                       -------          -------

Revenue                                                $20,317          $17,618
Cost                                                    13,059           11,168
                                                       -------          -------
Gross profit                                           $ 7,258          $ 6,450
Gross profit margin                                       35.7%            36.6%
Net income                                             $ 1,470          $ 1,036
Earnings per share of common
    stock:
    Basic*                                             $   .80          $   .54
    Assuming dilution*                                 $   .78          $   .53

* Adjusted to reflect a two-for-one stock split effective on May 10, 1999.

      As a result of the company's share repurchase program, the average number of common shares outstanding was lower by 76.6 million than the first quarter in 1998. The average number of shares outstanding in the quarter was 1,823.8 million compared with 1,900.4 million in the first quarter of 1998. There were 1,814.8 million shares outstanding at March 31, 1999.

      Revenue for the three months ended March 31, 1999 increased 15.3 percent or about 14 percent on a constant currency basis. Services revenue remained strong and software continued its momentum as middleware continued its strong growth. Hardware revenue grew more than 17 percent, due in part to strong sales of personal computers. The G5 models of the S/390 shipped nearly twice as many MIPS in the quarter as last year.

      Revenue for the quarter from the company's end-user business totaled $8.8 billion from the Americas (formerly reported as U.S., Canada and Latin America). This represents an increase of 12.5 percent (about 14 percent in constant currency) compared with the first quarter of 1998. Revenue from Europe/Middle East/Africa (EMEA) was $6.3 billion, up 20.0 percent (about 18 percent in constant currency). Revenue from Asia-Pacific increased 20.2 percent (about 13 percent in constant currency) to $3.5 billion. Original equipment manufacturer
(OEM) revenue across all geographies totaled $1.8 billion in the first quarter of 1999, a 5.2 percent increase (about 5 percent in constant currency) compared with the year-earlier period.

      The overall gross profit margin was 35.7 percent in the first quarter compared with 36.6 percent in the first quarter of last year. The decline in gross profit margin continues to reflect the changing mix of the company's business to services, and a decline in margins in the company's hardware business related to a shift from servers to personal computers which have a lower gross profit margin.

      Total expenses increased 4.7 percent compared with last year's first quarter. The company's expense-to-revenue ratio improved 2.6 points over the first quarter of 1998 to 25.4 percent.

      The company's tax rate was 30.0 percent in the first quarter compared with
32.0 percent in the year-earlier period as the company continued to benefit from generating increased profit in markets with lower effective tax rates.

Hardware

(Dollars in millions)                                     Three Months Ended
                                                                March 31
                                                       ------------------------
                                                        1999              1998
                                                       ------            ------

Total revenue                                          $8,584            $7,318
Total cost                                              6,250             5,219
                                                       ------            ------
Gross profit                                           $2,334            $2,099
Gross profit margin                                      27.2%             28.7%

      Revenue from hardware sales increased 17.3 percent (about 16 percent on a constant currency basis) for the first quarter of 1999 compared with the first quarter of 1998.

      Technology revenue increased slightly in the first quarter of 1999, versus the comparable period in 1998. The increase was driven by growth in HDD storage products, storage tape products and custom logic products. That growth was partially offset by lower semiconductor revenue, primarily due to lower dynamic random access memory (DRAM) prices year over year. Although DRAM prices were down over 40 percent from the first quarter of 1998, prices have stabilized since the fourth quarter of 1998. The company continues to evaluate alternatives to mitigate the effect of memory price pressures on its results. These alternatives include realigning alliance structures, rebalancing sources of supply and redirecting product focus.

      During the first quarter of 1999 the company signed two major technology contracts. Dell Computers signed a seven year contract valued at $16 billion for the purchase of personal computer parts from the company. The company also entered into a five-year strategic technology and business alliance with EMC Corporation valued at $3 billion.

      Despite pricing pressures, Personal Systems revenue had very strong growth in the first quarter of 1999 when compared with the same quarter last year. The increase was driven by higher revenue for both commercial and consumer personal computers and a richer mix to mobile and server products. The company introduced new models across its brands - ThinkPads, commercial desk tops, Aptivas, workstations and Netfinity servers. With respect to direct channel sales, the company continued to add to its build-to-order manufacturing capability. The company further expanded its colocation program which enables channel partners to improve their inventory turnover and continues to work with its channel partners to further expand its advanced fulfillment initiative.

      Server revenue declined slightly in the first quarter of 1999 versus the first quarter of 1998. The decline was driven by lower revenue from AS/400 and RS/6000 products, partially offset by increased revenue from S/390 servers. New AS/400 mid-range products with Northstar technology, which doubled the performance of these models, were introduced late in the first quarter of 1999 and sales volumes increased significantly while RS/6000 products showed strong revenue growth in Asia and Europe. These increases were more than offset by lower revenue in North America. The S/390 products are increasingly being used in e-business, Enterprise Resource Planning (ERP) and business intelligence. In addition, the total delivery of computing power increased over 80 percent as measured in MIPS versus the first quarter of last year.

      Hardware gross profit dollars increased 11.2 percent in the first quarter of 1999 from the comparable period in 1998, primarily due to the strong recovery of the personal systems business. The change in mix between personal systems and servers had a negative effect on the gross profit margin. DRAM prices and price pressures on HDD products also had a negative effect on gross profit margin.

Global Services

(Dollars in millions)                                     Three Months Ended
                                                                March 31
                                                       ------------------------
                                                        1999              1998
                                                       ------            ------
Total revenue                                          $7,550            $6,341
Total cost                                              5,567             4,630
                                                       ------            ------
Gross profit                                           $1,983            $1,711
Gross profit margin                                      26.3%             27.0%

      Global Services revenue increased 19.1 percent (about 18 percent on a constant currency basis) compared with the first quarter of 1998. The increase in revenue was driven by strong growth in strategic outsourcing, systems integration and product support services across all geographies. These increases were partially offset by lower revenue associated with maintenance offerings. In the first quarter, new contract signings amounted to $9.8 billion. Most of those contracts are for strategic outsourcing agreements and involve a full spectrum of the company's services and product offerings. Those signings include the outsourcing agreement between the company and AT&T as discussed on page seven of this document.

The company recently announced new service offerings that help small and medium-sized businesses as well as Fortune 500 companies create value from e-business. These offerings will create websites that help customers improve their competitiveness. Some offerings support software that integrates commerce websites with back-end systems and corporate data.

      Services gross profit dollars increased in the first quarter by 15.9 percent when compared with the year-ago period. The gross profit margin decline was a result of services, which has a lower gross profit margin than maintenance, becoming a larger percentage of the total Global Services gross profit than in the comparable quarter of 1998. The gross profit margins for services and maintenance individually were flat year over year.

Software

(Dollars in millions)                                     Three Months Ended
                                                                March 31
                                                       ------------------------
                                                        1999              1998
                                                       ------            ------

Total revenue                                          $2,920            $2,644
Total cost                                                555               540
                                                       ------            ------
Gross profit                                           $2,365            $2,104
Gross profit margin                                      81.0%             79.6%

      Revenue from software grew 10.4 percent (about 9 percent on a constant currency basis) in the first quarter of 1999 versus the same period in 1998. The growth reflects the company's continued emphasis on growing its middleware business across IBM and non-IBM platforms. Middleware products comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration. Middleware is a key component of the company's e-business solutions.

      In addition, operating-systems software revenue also showed growth, primarily in S/390 and RS/6000 offerings. S/390 software revenue is generated from recurring license charges on the entire install base of IBM and non-IBM MIPS capacity. Thus, growth in the install base over the past three quarters drives increased recurring license fees.

      Software gross profit dollars for the first quarter of 1999 increased 12.4 percent versus the same quarter of 1998. The improvement in gross profit dollars was due to lower levels of amortization costs associated with previously deferred development spending. The improvement will level out over the next three quarters.

Global Financing

(Dollars in millions)                                     Three Months Ended
                                                                March 31
                                                         ----------------------
                                                         1999              1998
                                                         ----              ----
Total revenue                                            $705              $719
Total cost                                                311               380
                                                         ----              ----
Gross profit                                             $394              $339
Gross profit margin                                      55.9%             47.1%

      Global Financing revenue declined 1.9 percent (about 3 percent on a constant currency basis) in the first quarter of 1999 versus the same period in 1998. The decrease in revenue was driven primarily by lower used equipment sales, due to lease extensions. The decrease was partially offset by higher financing income primarily in North America and EMEA. Financing originations increased nearly 20 percent in the quarter to $9.5 billion, with more growth in commercial financing than in customer financing.

      Global Financing gross profit dollars increased 16.2 percent versus the first quarter of 1998. The increase was driven by lower cost of borrowing and by Global Financing's increased use of the company's Global Treasury Centers rather than external banks as a funding source.

Enterprise Investments/Other

(Dollars in millions)                                      Three Months Ended
                                                                 March 31
                                                         ----------------------
                                                         1999              1998
                                                         ----              ----

Total revenue                                            $558              $596
Total cost                                                376               399
                                                         ----              ----
Gross profit                                             $182              $197
Gross profit margin                                      32.6%             33.1%

      Revenue from Enterprise Investments/Other decreased 6.4 percent (about 8 percent on a constant currency basis) in the first quarter of 1999 versus the same period in 1998. The decrease was primarily driven by lower software revenue, offset partially by increased revenue from point-of-sale terminals.

      The decline in gross profit dollars was primarily driven by the lower software revenue in the first quarter of 1999 versus first quarter of 1998.

Expenses

(Dollars in millions)                                      Three Months Ended
                                                                 March 31
                                                         ----------------------
                                                         1999              1998
                                                         ----              ----
Selling, general and
   administrative                                    $  3,937          $  3,719
Percentage of revenue                                    19.4%             21.1%

Research, development and
   engineering                                       $  1,181          $  1,179
Percentage of revenue                                     5.8%              6.7%

      Selling, general and administrative expense increased 5.8 percent from first quarter 1998. The increase was primarily driven by expenses associated with growth areas like e-business (that is, expenses associated with the company's own web-related sales), additional sales people for software and commissions associated with the strong quarterly sales. The company continues to aggressively manage infrastructure expense and its overall portfolio to allow for investment in growth segments of the business.

      Research, development and engineering expense was essentially flat for the first quarter of 1999 when compared with the same period of 1998.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $363 million for the first quarter of 1999. Of this amount, $4 million was capitalized.

      The effective tax rate for the quarter ended March 31, 1999 was 30.0 percent versus 32.0 percent for the same period in 1998. The company continued to benefit from generating increased profit in markets with lower effective tax rates.

Financial Condition

      The company continued to make significant investments during the first quarter to fund its future growth and enhance shareholder value. These include expenditures of $1.3 billion for research, development and engineering, $1.1 billion in plant, rental machines and other property and $2.1 billion for the repurchase of the company's common shares. The company had $5.4 billion in cash, cash equivalents and marketable securities at March 31, 1999.

Cash Flow

(Dollars in millions)                                      Three Months Ended
                                                                 March 31
                                                         ----------------------
                                                          1999             1998
                                                         -------        -------
Net cash provided from (used in):
   Operating activities                                  $ 1,876        $   941
   Investing activities                                     (961)        (1,413)
   Financing activities                                   (1,292)        (1,098)

Effect of exchange rate changes
   on cash and cash equivalents                             (143)           (41)
                                                         -------        -------

Net change in cash and cash equivalents                  $  (520)       $(1,611)

Working Capital

(Dollars in millions)                             At March 31     At December 31
                                                     1999             1998
                                                  -----------     --------------

Current assets                                     $39,801           $42,360
Current liabilities                                 33,281            36,827
                                                   -------           -------
   Working capital                                 $ 6,520           $ 5,533

Current ratio                                       1.20:1            1.15:1

      Current assets declined $2.6 billion from year-end 1998 with declines of $2.5 billion in accounts receivable and $.4 billion in cash, cash equivalents, and marketable securities, offset by an increase of $.3 billion in prepaid expenses. The decrease in cash, cash equivalents and marketable securities resulted primarily from the stock repurchases and capital expenditures, offset by cash generated from operations and debt financing. The decline in accounts receivable was attributable to the collection of typically higher year-end accounts receivable balances, while prepaid expenses reflect the seasonal increases from year-end levels.

      Current liabilities declined $3.5 billion, reflecting declines of $3.0 billion in payables and accruals (resulting primarily from seasonal declines in these balances from their typically higher year-end levels), $.3 billion in taxes, and $.2 billion in short-term debt.

Investments

      During the first three months of 1999, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for hard disk drives and microelectronics. The company's capital investment for plant, rental machines and other property was $1.1 billion during the first quarter of 1999, a decrease of $.1 billion from the comparable 1998 period.

      In addition to software development expense included in research, development and engineering expense, the company capitalized $.1 billion of software product costs during the first three months of both 1999 and 1998. Amortization of capitalized software product costs was $.1 billion during the first three months of 1999, a slight decline from the comparable 1998 period.

      Investments and sundry assets were $22.5 billion at March 31, 1999, a decrease of $1.0 billion from year-end 1998, resulting primarily from decreases in non-current sales-type lease receivables and notes, and deferred tax assets.

Debt and Equity

(Dollars in millions)                             At March 31     At December 31
                                                     1999             1998
                                                  -----------     --------------

Non-global financing debt                           $ 2,799          $ 1,659
Global financing debt                                27,194           27,754
                                                    -------          -------
   Total debt                                       $29,993          $29,413

Stockholders' equity                                $18,306          $19,433

Debt/capitalization                                    62.1%            60.2%
EBITDA/interest expense                                  9x               8x

Non-global financing:
   Debt/capitalization                                 16.7%             9.9%
   EBITDA/interest expense                              17x              15x

Global financing debt/equity                          6.3:1            6.5:1

      Total debt increased $.6 billion from year-end 1998, as non-global financing debt increased $1.1 billion, and debt in support of global financing assets declined $.5 billion. Stockholders' equity declined $1.1 billion from December 31, 1998, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 1999, $8.8 billion of this confirmed line of credit remained unused and available for future use.

      On February 1, 1999, the company issued $600 million of 5 3/8% notes due February 1, 2009. The net proceeds from the issuance of this debt was used for general corporate purposes.

      At March 31, 1999, the company had an outstanding balance of $.9 billion in assets under management from the securitization of loans, leases and trade receivables.

Year 2000

      The "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Given this uncertainty, the company recognizes the need to remain vigilant and is continuing its analysis, assessment, conversion and contingency planning for the various Year 2000 issues, across its business.

      With respect to its internal systems, the potential Year 2000 impacts extend beyond the company's information technology systems to its manufacturing and development systems and physical facilities. The company has been addressing these issues using the same five-part methodology it recommends to its customers: (1) assessment and strategy; (2) detailed analysis and planning; (3) implementation; (4) maintaining readiness of converted systems; and (5) Project Office Management. The company has completed most conversion and testing efforts, with extended system integration testing and contingency planning projects scheduled throughout 1999. The company estimates that at the conclusion of its various Year 2000 efforts, including conversion, testing and contingency planning, it will have spent a total of approximately $575 million over a multi-year period. Although the company believes its efforts will be successful, any failure or delay could result in the disruption of business and in the company incurring substantial expense. To minimize any such potential impact, the company has initiated a global contingency planning effort designed to support critical business operations.

      As part of its ordinary course product development efforts, the company's current product and service offerings have been designed to be Year 2000 ready. The Year 2000 readiness of the company's customers varies, and the company continues actively to encourage its customers to prepare their own systems, making available a broad array of product, service and educational offerings to assist them (see the IBM Year 2000 Home Page at http://www.ibm.com/IBM/year2000/). Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term, and customers may either delay or accelerate the deployment and implementation of new applications and systems. While this behavior may increase demand for certain of the company's products and services, including its Year 2000 offerings, it could also soften demand for other offerings or change customer buying practices from past trends. These events could affect the company's revenues or change its revenue patterns.

      The company is continuing its assessment of the Year 2000 readiness of its key suppliers in an effort to establish that the company has adequate resources for required supplies and components. With respect to third-party products the company may remarket or provide with the company's offerings (such as third-party software pre-loaded on the company's personal computers), the company relies on its business partners and other third parties to be responsible for the Year 2000 readiness of their offerings. A failure of the company's suppliers, business partners and other third parties to address adequately their Year 2000 readiness could affect the company's business. As part of its contingency planning efforts, the company is identifying alternate sources or strategies where necessary if significant exposures are identified.

      Further, some commentators believe that a significant amount of litigation will arise from Year 2000 issues. The company continues to believe that it has good defenses to any such claims brought against it.

      Finally, the Year 2000 presents a number of other risks and uncertainties that could affect the company, including utilities and telecommunication failures, competition for personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the company may be affected.

      The Year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure ACT (P.L. 105-271).

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q (including statements in the Year 2000 discussion above) may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                          Part II - Other Information

ITEM 2 (c). Changes in Securities and Use of Proceeds

      During February and March, in reliance on Regulation S and pursuant to an employee benefit plan established and administered in accordance with the laws of Ireland, Mercer Limited purchased shares of IBM's capital stock on behalf of foreign nationals domiciled abroad (or on temporary assignment in the United States) and employed by affiliates of the registrant. On February 24, 1999, 283 shares were purchased at a price of $178.563 per share for a total price, excluding commissions, of approximately $50,523. On March 18, 1999, 863 shares were purchased at a price of $177.3125 per share for a total price, excluding commissions, of approximately $153,021. On March 24, 1999, 6,511 shares were purchased at a price of $167.4375 per share for a total price, excluding commissions, of $1,090,213.

ITEM 6 (a). Exhibits

Exhibit Number

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      27    Financial Data Schedule.

ITEM 6 (b).  Reports on Form 8-K

      The company filed Form 8-K on January 22, 1999, with respect to the company's financial results for the periods ended December 31, 1998, and included unaudited consolidated financial statements for the periods ended December 31, 1998.

      The company filed Form 8-K on January 26, 1999, regarding the decision of the company's Board of Directors to declare a two-for-one stock split of the company's common stock, subject to stockholder approval of an increase in the company's authorized shares of common stock. No financial statements were filed with this Form 8-K.

      The company filed Form 8-K dated January 29, 1999, to incorporate by reference into Registration Statement No. 333-40669 on Form S-3, effective December 10, 1997, the Underwriting Agreement dated January 27, 1999, among International Business Machines Corporation; Morgan Stanley & Co. Incorporated; Bear, Stearns & Co. Inc.; Chase Securities Inc.; Credit Suisse First Boston Corporation; Goldman, Sachs & Co.; Lehman Brothers Inc.; Merrill Lynch, Pierce, Fenner and Smith Incorporated and Salomon Smith Barney Inc. In addition, the Form of the 5.375% Note due 2009 was filed. No financial statements were filed with this Form 8-K.

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

                            International Business Machines Corporation
                            -------------------------------------------
                                            (Registrant)

Date: May 11, 1999
-----------------------

                             By:

                                         Mark Loughridge
                             -------------------------------------------
                                         Mark Loughridge

                                   Vice President and Controller