Form 10-Q
period 1999-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1999-08-12
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                     1-2360
                                     ------
                            (Commission file number)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                  13-0871985
           --------                                  ----------
   (State of incorporation)             (IRS employer identification number)

                  Armonk, New York                       10504
                  ----------------                       -----
       (Address of principal executive offices)       (Zip Code)

                                  914-499-1900
                                  ------------
                         (Registrant's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The registrant has 1,809,089,785 shares of common stock outstanding at June 30, 1999.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

  Item 1. Consolidated Financial Statements

    Consolidated Statement of Earnings for the three and six months ended June 30, 1999 and 1998 ..........................................  1

    Consolidated Statement of Financial Position at June 30, 1999
      and December 31, 1998 .................................................  3

    Consolidated Statement of Cash Flows for the six months ended
      June 30, 1999 and 1998 ................................................  5

    Notes to Consolidated Financial Statements ..............................  6

  Item 2. Management's Discussion and Analysis of Results of Operations
            and Financial Condition ......................................... 10

Part II - Other Information ................................................. 21

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except             Three Months Ended     Six Months Ended
per share amounts)                            June 30,             June 30,
                                        ------------------    ------------------
                                          1999       1998       1999       1998
                                        -------    -------    -------    -------
Revenue:
Hardware                                $ 9,379    $ 7,714    $17,963    $15,032
Global Services                           7,988      6,969     15,538     13,310
Software                                  3,126      2,866      6,046      5,510
Global Financing                            743        712      1,448      1,431
Enterprise Investments/Other                669        562      1,227      1,158
                                        -------    -------    -------    -------
Total revenue                            21,905     18,823     42,222     36,441

Cost:
Hardware                                  6,699      5,347     12,949     10,566
Global Services                           5,721      5,065     11,288      9,695
Software                                    520        548      1,075      1,088
Global Financing                            332        377        643        757
Enterprise Investments/Other                409        340        785        739
                                        -------    -------    -------    -------
Total cost                               13,681     11,677     26,740     22,845
                                        -------    -------    -------    -------

Gross profit                              8,224      7,146     15,482     13,596
Operating expenses:
Selling, general and administrative       2,846      3,812      6,783      7,531
Research, development and engineering     1,293      1,220      2,474      2,399
                                        -------    -------    -------    -------
Total operating expenses                  4,139      5,032      9,257      9,930

Operating income                          4,085      2,114      6,225      3,666
Other income, principally interest          155        130        289        280
Interest expense                            197        161        371        340
                                        -------    -------    -------    -------
Net income before income taxes            4,043      2,083      6,143      3,606
Income tax provision                      1,652        631      2,282      1,118
                                        -------    -------    -------    -------
Net income                                2,391      1,452      3,861      2,488
Preferred stock dividends                     5          5         10         10
                                        -------    -------    -------    -------

Net income applicable to
common shareholders                     $ 2,386    $ 1,447    $ 3,851    $ 2,478
                                        =======    =======    =======    =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   ---------------------   ---------------------
                                      1999        1998*       1999         1998*
                                      ----        ----        ----         ----
Earnings per share of common
  stock - assuming dilution        $    1.28   $    0.75   $    2.05   $    1.28

Earnings per share of common
  stock - basic                    $    1.32   $    0.77   $    2.12   $    1.31

Average number of common
  shares outstanding: (millions)

  Assuming dilution                  1,870.6     1,928.7     1,876.6     1,939.0

  Basic                              1,812.1     1,879.2     1,818.0     1,889.8

Cash dividends per common share    $    0.12   $    0.11   $    0.23   $    0.21

*     Adjusted to reflect a two-for-one stock split effective May 10, 1999.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

(Dollars in millions except                         At June 30,  At December 31,
 per share amounts)                                     1999          1998
                                                    -----------  ---------------
Assets
  Current assets:
  Cash and cash equivalents                           $ 5,465        $ 5,375
  Marketable securities -- at fair value,
    which approximates market                           1,776            393
  Notes and accounts receivable -- trade,
    net of allowances                                  19,727         20,271
  Sales-type leases receivable                          6,299          6,510
  Inventories, at lower of average cost or net realizable value

    Finished goods                                      1,272          1,088
    Work in process and raw materials                   3,767          4,112
                                                      -------        -------

  Total inventories                                     5,039          5,200
  Prepaid expenses and other current assets             5,146          4,611
                                                      -------        -------
  Total current assets                                 43,452         42,360

  Plant, rental machines and other property            40,015         44,870
    Less: Accumulated depreciation                     22,762         25,239
                                                      -------        -------
  Plant, rental machines and other property -- net     17,253         19,631
  Software                                                613            599
  Investments and sundry assets                        22,029         23,510
                                                      -------        -------

  Total assets                                        $83,347        $86,100
                                                      =======        =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions except                        At June 30,   At December 31,
 per share amounts)                                   1999             1998
                                                   -----------   ---------------
Liabilities and Stockholders' Equity
 Current liabilities:
   Taxes                                            $  3,397        $  3,125
   Accounts payable and accruals                      17,851          19,797
   Short-term debt                                    14,713          13,905
                                                    --------       ---------
 Total current liabilities                            35,961          36,827

 Long-term debt                                       14,330          15,508
 Other long-term liabilities                          12,574          12,818
 Deferred income taxes                                 1,324           1,514
                                                    --------       ---------
 Total liabilities                                    64,189          66,667

 Stockholders' equity:
   Preferred stock - par value $.01
     per share                                           247             247
     Shares authorized: 150,000,000
     Shares issues: 1999 - 2,546,011
                    1998 - 2,546,011

   Common stock - par value
     $.20 per share                                   11,638          10,121
     Shares authorized:    4,687,500,000
     Shares issued: 1999 - 1,869,868,949
                    1998 - 1,853,738,104*
   Retained earnings                                  13,542          10,141

   Treasury stock - at cost                           (3,866)           (133)
      Shares: 1999 - 40,779,164
              1998 - 1,924,293*

   Employee benefits trust                            (2,564)         (1,854)
     Shares: 1999 - 20,000,000
             1998 - 20,000,000*

 Accumulated gains and losses
 not affecting retained earnings                         161             911
 Total stockholders' equity                           19,158          19,433
                                                    --------        --------
 Total liabilities and stockholders' equity         $ 83,347        $ 86,100
                                                    ========        ========

*     Adjusted to reflect a two-for-one stock split effective May 10, 1999.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

(Dollars in millions)                                       1999          1998
                                                            ----          ----

Cash flow from operating activities:
  Net income                                               $ 3,861      $ 2,488
  Adjustments to reconcile net income to
    cash provided from operating activities:
    Depreciation                                             3,669        2,054
    Amortization of software                                   203          283
    Gain on disposition of fixed and other assets           (3,796)        (128)
    Changes in operating assets and liabilities               (417)      (1,357)
                                                           -------      -------
  Net cash provided from operating activities                3,520        3,340
                                                           -------      -------

Cash flow from investing activities:
  Payments for plant, rental machines and
    other property, net of proceeds                         (2,155)      (2,403)
  Investment in software                                      (209)        (120)
  Purchases of marketable securities and other
    investments                                             (2,693)      (1,150)
  Proceeds from sale of the IBM Global Network               4,081           --
  Proceeds from marketable securities and other
    investments                                              1,505          812
                                                           -------      -------
  Net cash provide from (used in) investment
    activities                                                 529       (2,861)
                                                           -------      -------

Cash flow from financing activities:
  Proceeds from debt issuance                                2,986        4,106
  Payments to settle debt                                   (3,274)      (2,326)
  Short-term borrowings less than 90 days -- net               177         (560)
  Common stock transactions -- net                          (3,259)      (3,272)
  Cash dividends paid                                         (433)        (412)
                                                           -------      -------

  Net cash used in financing activities                     (3,803)      (2,464)
                                                           -------      -------

Effect of exchange rate changes on
  cash and cash equivalents                                   (156)         (37)
                                                           -------      -------

Net change in cash and cash equivalents                         90       (2,022)

Cash and cash equivalents at January 1                       5,375        7,106
                                                           -------      -------

Cash and cash equivalents at June 30                       $ 5,465      $ 5,084
                                                           =======      =======

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three- and six-month periods have been made.

2. The Accumulated gains and losses not affecting retained earnings line of stockholders' equity comprises foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net income ($2,391 million and $1,452 million) plus the decrease in foreign currency translation adjustments ($162 million and $90 million) plus unrealized losses on marketable securities ($24 million and $22 million) totaled $2,205 million and $1,340 million for the three-month periods ended June 30, 1999 and 1998, respectively. Net income ($3,861 million and $2,488 million) plus the decrease in foreign currency translation adjustments ($752 million and $181 million) plus unrealized gains/losses on marketable securities ($2 million and $18 million) totaled $3,111 million and $2,289 million for the six-month periods ended June 30, 1999 and 1998, respectively.

3. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date Of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000, although early adoption is encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The company will adopt this standard as of January 1, 2001. Management does not expect the adoption to have a material effect on the company's results of operations; however, the effect on the company's financial position depends on the fair values of the company's derivatives and related financial instruments at the date of adoption.

4. The tables on pages 29 through 32 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

5. On January 26, 1999, the company's Board of Directors approved a two-for-one stock split effective May 10, 1999. On April 27, 1999, the stockholders of the company approved amendments to the Certificate of Incorporation to increase the number of authorized shares of common stock from 1,875 million to 4,687.5 million, which was required to effect that stock split. In addition, the amendment reduced the par value of the common shares from $.50 to $.20 per share. Common stockholders of record at the close of business on May 10, 1999 received one additional share for each share held.

      All share and per share data presented in the Consolidated Financial Statements reflect the two-for-one stock split.

6. The second quarter 1999 results include a pre-tax benefit of $1,610 million ($687 million after tax, or $.37 per diluted common share) related to the sale of IBM's Global Network, actions within the company's Technology Group, and a change in estimate related to the depreciable life of personal computers used within the company. That benefit is reflected in Selling, general and administrative expense.

      Sale of Global Network. In December 1998, the company announced that it would sell its Global Network business to AT&T for $5 billion. The IBM Global Network generated revenues of approximately $1.2 billion in 1998.

      During the second quarter of 1999, the company completed the sales of its Global Network businesses in the United States, Japan, the United Kingdom, and Ireland, for approximately $4,192 million. More than 3,500 IBM employees joined AT&T as a result of the sales to date. The company expects the sales of the Global Network in the remaining countries to be substantially completed in the third quarter.

      The company recognized a pre-tax gain of $3,430 million on the sales ($2,102 million after tax, or $1.12 per diluted common share). The net gain reflects dispositions of Plant, rental machines and other property of $310 million and other assets of $181 million, and contractual obligations of $283 million.

      Technology Group Actions. During the second quarter, the company approved and implemented actions designed to better align the operations of IBM's Technology Group with that group's strategic direction in view of the competitive environment, overcapacity in the industry and resulting pricing pressures. The actions affect the Microelectronics Division (MD) and the Storage Systems Division (SSD) of the company's Technology Group. The company expects these actions to be substantially completed by the first half of 2000. The actions and the resulting improvement in the cost structure are intended to enable the company to enhance its profitability within MD and SSD in the future.

      During the second quarter, the company recorded a charge of $1,416 million ($1,174 million after tax, or $.62 per diluted common share) related to the Technology Group actions. The charge included $190 million related to employee termination benefits and $1,226 million of other costs as described below. (The table on page 9 identifies the portion of the total charge that relates to investment and other asset write downs and the portion that relates to liabilities as of June 30, 1999.)

      The actions within MD have two objectives. First, they address a prolonged, industry-wide downturn in memory chip prices that has affected the results of the company's semiconductor business and are intended to enable the company to reconfigure the assets and capabilities of the division to allow more focus on the faster-growth, higher-margin custom logic portion of the MD business. After evaluating alternatives to mitigate the effect of memory price pressures and negotiating with other members of joint ventures, the company acted to minimize its dependence on high-volume manufacturing of DRAM memory components businesses while shifting its resources toward the faster-growth, higher-margin custom chip area. The DRAM actions affect one of the company's European manufacturing facilities and a joint venture partnership in the United States. Second, the actions within MD enhance the company's ability to more cost effectively manage a partnership agreement that was formed to produce CMOS-based logic components.

      The company will reduce its internal DRAM capacity by converting its manufacturing facility in Essonnes, France from DRAM to custom logic over an 18-month period. The company will effect that conversion through a joint venture established in the second quarter with Infineon Technologies, a subsidiary of Siemens. The partners will share equally in the capacity output of the venture. The company used assets whose net book value is greater than their fair value to fund its stake in the venture. The company recognized a charge in the second quarter for the difference between net book value and fair value of those assets as well as assets that were idled as a result of these actions and that will be scrapped. Also in connection with the decisions related to the DRAM business, the company executed contracts with various banks and other financing institutions in the second quarter to sell and leaseback test equipment. The net book value of the equipment was greater than the appraised fair value and the company recognized a charge in the second quarter for that difference. The company took a pre-tax charge of $829 million ($770 million after tax, $.41 per diluted common share) related to the actions in Essonnes and the sale-leasebacks of test equipment. That amount includes a $167 million pre-tax charge for workforce reductions that affect approximately 790 employees (455 direct manufacturing and 335 indirect manufacturing) in France. The terminations are expected to be substantially completed by the end of the first quarter of 2000.

      The company also participates in a 50/50 joint venture (Dominion Semiconductor Company) with Toshiba Corporation to produce DRAM memory components. In the second quarter, the company entered into an agreement whereby Toshiba will assume the company's interest in Dominion effective December 31, 2000. The company will participate in the capacity output of Dominion at a significantly reduced rate in the interim period. The company took a pre-tax write-off of $171 million ($104 million after tax, or $.05 per diluted common share) for its investment in the joint venture at the signing of the agreement with Toshiba.

      The company holds a majority interest in a joint venture (MiCRUS) with Cirrus Logic Inc. (the partner) to produce CMOS-based logic components for IBM and its partner based on contractual capacity agreements. In the second quarter, the partner indicated that it will not require the output capacity that is provided for in the partnership agreement. The company determined that the most cost-effective manner in which to address the partner's desire to exit the partnership agreement is to acquire the minority interest held by that partner. Accordingly, the company acquired the minority interest late in the second quarter and has waived its rights to seek compensation from the former partner for equipment leasehold cancellation liabilities and lease rental payments for idle equipment. The company recognized a pre-tax charge of $152 million ($92 million after tax, or $.05 per diluted common share), as a result of this arrangement.

      The company also announced aggressive steps to improve its competitive position in the markets that SSD serves by merging server hard disk drive product lines and realigning operations. The company will integrate all server hard disk drives into a single low-cost design platform that uses common development and manufacturing processes. The company will continue to transfer manufacturing assembly and test operations to Hungary and Mexico. The company expects to complete these actions by June 30, 2000.

      The actions within SSD resulted in second quarter pre-tax charges of $264 million ($208 million after tax, or $.11 per diluted common share). That amount includes write-downs to fair value of equipment (a) that is being idled and will be scrapped ($123 million), (b) under contract for sale and delivery by December 31, 1999 ($27 million), and (c) subject to sale-leaseback agreements ($91 million write-down of the equipment to appraised fair value). The pre-tax amount for SSD actions also includes a charge of $23 million in workforce reductions that affect approximately 900 employees (780 direct manufacturing and 120 indirect manufacturing) in the United States. The terminations are expected to be substantially completed by December 31, 1999, with 105 terminations in the first half of 2000.

Summary. The following table identifies the significant components of the pre-tax charge related to Technology Group actions, the investments and other asset write-downs in the quarter, and the liability as of June 30, 1999:

(Dollars in millions)                                Liability
                                                      Created
                                Total   Investment &   in the
                               Pre-tax   Other Asset   Second   Liability as of
                               Charges   Write-Downs  Quarter    June 30, 1999

MD Actions
Essonnes
  Equipment                    $  662      $  662      $   --       $   --
  Employee Terminations           167          --         167          167
Dominion Investment               171         171          --           --
MiCRUS Investment                 152          --         152          152

SSD Actions
Equipment                         241         241          --           --
Employee Terminations              23          --          23           23
                               ------      ------      ------       ------
Total Actions                  $1,416      $1,074      $  342       $  342
                               ======      ======      ======       ======

      Change in Estimate. The company developed a Client Standardization Strategy for IBM's internal desktop asset management designed to ensure that IBM deploys standard platforms to provide common interfaces among IBM organizations. To achieve optimal productivity, the acquisition and rollout of standard use software must be aligned with compatible hardware. New software typically is designed to be used with technology that is no more than three years old. Thus, personal computers (PCs) used within IBM will be replaced, on average, by the end of their third year in use instead of the current practice of five years.

      As a result of the Strategy and the change in estimate of PC useful life, the company recognized a charge in the second quarter of $404 million ($241 million after tax, $.13 per diluted common share). The remaining book value of the assets will be depreciated over the remaining new useful life. In the second quarter, the company wrote off the net book value of PCs that were 3 years or older and, therefore, had no remaining useful life. The net effect on future operations is expected to be minimal as the increased depreciation due to the shorter life will be offset by the lower depreciable base attributable to the write off of PCs older than three years.

7. Subsequent Events: The company announced on July 12, 1999, that it will acquire Sequent Computer Systems Inc. for approximately $810 million. Under terms of the deal, the company will pay Sequent stockholders $18 in cash for each share of Sequent common stock. The completion of the acquisition is subject to Sequent stockholder and regulatory approvals.

      The company announced on July 27, 1999, that it will acquire Mylex Corporation, a leading developer of technology for moving, storing, protecting and managing data in desktop and networked environments. The company will pay $12 for each outstanding share of Mylex common stock, or approximately $240 million. The completion of the acquisition is subject to regulatory and other approvals.

      During July 1999, the company completed the sales of its Global Network business in France, Germany, Switzerland, Norway, Denmark, Austria, Sweden, Finland, Iceland, Liechtenstein, Belgium, Spain, Netherlands, Luxembourg, Curacao and Monaco for approximately $500 million.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

      The company's second-quarter and first-half results reflect continued building on strategic priorities in services, software and the sale of leadership technology to the marketplace. The services business continued to show excellent results. The software unit had very good performance, with strong results from the company's database, transaction processing and Tivoli products. Although the company saw price pressures in some areas of technology, the company's technology business nevertheless performed well overall in a difficult environment. The company had very good growth in its S/390 servers, with shipments of S/390 computing power more than doubling year over year. The RS/6000 revenue showed marked improvement in the second quarter. The Personal Systems group continued to demonstrate strong year-over-year sales growth.

      The company's second quarter actions in the microelectronics and storage areas are intended to improve the competitiveness of the company's technology business and to further strengthen the company's overall business portfolio.

      While the results for the second quarter and the first six months of 1999 were strong, the company still faces uncertainties in the remainder of 1999 including ongoing weakness in some parts of Asia and Latin America, continued price pressure in personal computers, HDDs and semiconductors, and the unknown effect of the Year 2000 issue on customer purchases. The company will continue to focus on increasing revenue with particular emphasis on addressing customers' needs to build integrated e-business solutions through the use of the company's hardware, services, software and technology. In addition, the company continues to invest judiciously, reduce infrastructure and optimize the deployment of the company's employees and resources to maintain or improve its pre-tax margins.

Result of Operations

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Revenue                          $21,905      $18,823      $42,222      $36,441
Cost                              13,681       11,677       26,740       22,845
                                 -------      -------      -------      -------
Gross profit                     $ 8,224      $ 7,146      $15,482      $13,596
Gross profit margin                 37.5%        38.0%        36.7%        37.3%
Net income                       $ 2,391      $ 1,452      $ 3,861      $ 2,488
Earnings per share of
  common stock:
    Assuming dilution            $  1.28      $  0.75*     $  2.05      $  1.28*
    Basic                        $  1.32      $  0.77*     $  2.12      $  1.31*

*     Adjusted to reflect a two-for-one stock split effective May 10, 1999.

      As a result of the company's share repurchase program, the average number of common shares outstanding assuming dilution was lower by 58.1 million than the second quarter in 1998 and by 62.4 million than the first six months of 1998. The average number of shares assuming dilution was 1,870.6 million in the second quarter of 1999 and 1,876.6 million for the first six months of 1999. There were 1,809.1 million shares outstanding at June 30, 1999.

      Revenue for the three months ended June 30, 1999 increased 16.4 percent versus the same period last year (also 16.4 percent in constant currency). Services revenue growth remained strong and software continued to display improved year-to-year growth in middleware offerings.

Hardware revenue grew 21.6 percent as the personal computer business continued its year-over-year improvement.

      Revenue for the second quarter of 1999 from the company's end-user businesses totaled $10.0 billion from the Americas, an increase of 16.3 percent (about 18 percent in constant currency) compared with the same period last year. Latin America, which is about 10 percent of the Americas, showed improvement with revenues growing at 8 percent on a constant currency basis, compared with a 10 percent decline in the first quarter of 1999. Revenue from Europe/Middle East/Africa was $6.4 billion, up 13.7 percent (about 17 percent in constant currency). Asia-Pacific revenue grew 19.5 percent (about 9 percent in constant currency) to $3.6 billion. As in the first quarter of 1999, key areas outside of Japan continued to show strong double-digit growth. Japan revenue was basically flat in the second quarter following modest growth in the first quarter of 1999. OEM revenue across all geographies was $1.9 billion, a 20.6 percent increase (about 20 percent in constant currency) compared with the second quarter of 1998.

      The company's overall gross profit margin was 37.5 percent in the second quarter compared with 38.0 percent in the same period of 1998. The decline in gross profit margin continues to reflect the changing mix of the company's business to services, and a decline in margins in the company's hardware business related to a shift from servers to personal computers which have a lower gross profit margin.

      The company's $4.2 billion second quarter expenses include the actions that are described in Note No. 6 to the Consolidated Financial Statements on pages 7 through 10. The company's expense-to-revenue ratio improved 7.8 points in the quarter. The actions contributed to a 7.3 point improvement in the expense-to-revenue ratio in the second quarter of 1999.

      The company's tax rate was 40.8 percent in the second quarter compared with 30.3 percent in the year-earlier period. The increase was principally due to the second quarter actions taken by the company.

Hardware

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Total revenue                    $ 9,379      $ 7,714      $17,963      $15,032
Total cost                         6,699        5,347       12,949       10,566
                                 -------      -------      -------      -------
Gross profit                     $ 2,680      $ 2,367      $ 5,014      $ 4,466
Gross profit margin                 28.6%        30.7%        27.9%        29.7%

      Revenue from hardware for the second quarter and first six months of 1999 increased 21.6 percent and 19.4 percent, respectively, when compared with the same periods in 1998.

      Despite continued pricing pressures, personal computer revenue had very strong growth in the second quarter and first six months of 1999, compared with the same periods in 1998.

increases were driven by higher revenue for both commercial and consumer personal computers and a richer mix to mobile and Netfinity server products. The company continues to focus on expanding its direct channel customers; improving its indirect channel efficiency through its advanced fulfillment initiative, expanding its co-location program and focusing on turnover of high-cost parts; increasing focus on fast growing small- and medium- size businesses; and realizing more opportunity in businesses that are tied to the personal computer-like services, software and financing.

      Technology revenue increased for both the second quarter and first six months of 1999 when compared with year-ago periods. The increases were driven by strong growth in HDD storage, custom logic and storage tape products. Despite very strong growth in HDD revenue, these products continue to be affected by pricing pressures.

      During the second quarter of 1999, the company signed two major technology contracts. Acer signed a seven-year contract valued at $8 billion and Nintendo signed a multi-year contract valued at $1 billion to purchase technology from the company.

      The actions that the company took in the second quarter of 1999 are aimed directly at strengthening the Technology Group over the long term. These actions are intended to shift the focus of the Technology Group to higher margin businesses and more efficient operations.

      Server revenue increased slightly in the second quarter of 1999 and was flat for the first six months of 1999, versus the same period of 1998. S/390 had strong revenue growth as demand continued for the G5 and the new G6 models. The S/390 servers are increasingly being used in e-business, Enterprise Resource Planning (ERP) and business intelligence. RS/6000 showed improvement in the second quarter with good revenue growth and was up slightly on a six-month basis. The new H70 SMP model, an enterprise server, was well received by customers in the second quarter. AS/400 declined in the second quarter and first six months of 1999, when compared with the second quarter and first six months of 1998. While volumes grew, revenue was down reflecting a change in the mix within the AS/400 product line. In addition, Europe (where the AS/400 has traditionally been well received) had declining revenue due to poor sales execution, and North America revenue grew modestly.

      Hardware sales gross profit for the second quarter and first six months of 1999 increased 13.2 percent and 12.3 percent, respectively, from comparable periods in 1998. The hardware gross profit margin decreased 2.1 points and 1.8 points, respectively, from the prior year. Pricing pressures associated with personal computers, hard disk drives and memory chip prices drove the declines in gross profit margins from the same periods in 1998. Additionally, the change in mix between personal systems and servers had a negative effect on the gross profit margin and a lower model mix in the mobile HDDs (in which some customers' capacity needs are being met by new mid-range products, rather than the more profitable high-end mobile products) also affected gross profit for the second quarter. Those declines were partially offset by improved margins for personal computers and S/390 products.

Global Services

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Total revenue                    $ 7,988      $ 6,969      $15,538      $13,310
Total cost                         5,721        5,065       11,288        9,695
                                 -------      -------      -------      -------
Gross profit                     $ 2,267      $ 1,904      $ 4,250      $ 3,615
Gross profit margin                 28.4%        27.3%        27.4%        27.2%

      Global Services revenue increased 14.6 percent and 16.7 percent, respectively, in the second quarter and first six months of 1999, when compared with the same periods of last year. The increase in revenue was driven by strong growth in strategic outsourcing, systems integration and product support services across all geographies. Networking revenue was up slightly for the quarter and had good growth for the six-month period, despite the sale of a portion of the IBM Global Network to AT&T during the second quarter of 1999. These increases were partially offset by lower revenue associated with maintenance offerings. New contract signings in the second quarter were $9.5 billion. Most of those contracts are for strategic outsourcing agreements and involve a full spectrum of the company's services and product offerings. Those signings include 11 deals that individually are valued at over $100 million.

      Global Services gross profit dollars increased in the second quarter and first six months of 1999 by 19.1 percent and 17.6 percent, respectively, when compared with year-ago periods. The improvement in gross profit dollars and margin was a result of improved services margins in systems integration and strategic outsourcing primarily in EMEA, which more than offset the changing mix away from the higher-margin maintenance business. Maintenance margins were flat year over year.

Software

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Total revenue                    $3,126       $2,866       $6,046       $5,510
Total cost                          520          548        1,075        1,088
                                 ------       ------       ------       ------
Gross profit                     $2,606       $2,318       $4,971       $4,422
Gross profit margin                83.4%        80.9%        82.2%        80.2%

      Revenue from software for the second quarter and first six months of 1999 increased 9.1 percent and 9.7 percent, respectively, over comparable periods in 1998. The growth continues to be driven by the company's middleware products which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms. Middleware is the software that powers the infrastructure of the company's e-business solutions. The company continues to focus on helping customers use its software to transform their businesses to e-businesses, particularly in collaboration with the company's Global Services Group and channel partners.

      Operating-systems software revenue was flat for the second quarter and showed growth for the six months of 1999, when compared with year-ago periods. The increase in the six months revenue was primarily driven by S/390 and RS/6000 offerings.

      Software gross profit dollars for both the second quarter and first six months of 1999 increased 12.4 percent versus the same periods in 1998. The improvement in gross profit dollars and margin is due to increased revenue and lower levels of amortization costs associated with previously deferred development spending, partially offset by higher vendor royalty payments due primarily to increased volumes.

Global Financing

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Total revenue                    $  743       $  712       $1,448       $1,431
Total cost                          332          377          643          757
                                 ------       ------       ------       ------
Gross profit                     $  411       $  335       $  805       $  674
Gross profit margin                55.3%        47.2%        55.6%        47.2%

      Global Financing revenue increased 4.3 percent and 1.2 percent, respectively, for the second quarter and first six months of 1999, when compared with the same periods of 1998. The increases in revenue were driven by growth in customer financing, as well as increased financing of software and services in North America and Europe. These increases were partially offset by lower used equipment sales. Financing originations increased by nearly 30 percent in the quarter to $11.0 billion, with strong growth in both customer and commercial financing year to year. In addition, the company increased its asset base in North America with the acquisition of Comdisco's mainframe lease portfolio.

      Global Financing gross profit dollars increased 22.7 percent and 19.4 percent, respectively, for the second quarter and first six months of 1999, versus the same periods of 1998. The increase was driven by lower cost of borrowing and by Global Financing's continued increased use of the company's Global Treasury Centers rather than external banks as a funding source.

Enterprise Investments / Other

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Total revenue                    $  669       $  562       $1,227       $1,158
Total cost                          409          340          785          739
                                 ------       ------       ------       ------
Gross profit                     $  260       $  222       $  442       $  419
Gross profit margin                38.9%        39.6%        36.0%        36.2%

      Revenue from Enterprise Investments/Other increased 19.1 percent and 6.0 percent, respectively, for the second quarter and first six months of 1999, versus comparable periods in 1998. The increases were driven primarily by strong second-quarter growth in point-of-sale terminals and good growth in CATIA software.

      The Enterprise Investments/Other gross profit dollars increased 17.1 percent and 5.5 percent, respectively, in the second quarter and first six months of 1999, versus the same periods of 1998. The increases were primarily driven by the increased revenue from point-of-sale terminals.

Expenses

(Dollars in millions)             Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1999         1998         1999         1998
                                  ----         ----         ----         ----

Selling, general and
  administrative                $  2,846     $  3,812     $  6,783     $  7,531
Percentage of revenue               13.0%        20.3%        16.1%        20.7%

Research, development
  and engineering               $  1,293     $  1,220     $  2,474     $  2,399
Percentage of revenue                5.9%         6.5%         5.9%         6.6%

      Selling, general and administrative expense for the second quarter and first six months of 1999 decreased 25.3 percent and 9.9 percent, respectively, from the same periods in 1998. The decreases were driven by the net benefit of $1,610 million associated with the actions taken in the second quarter. (See Note No. 6 to the Consolidated Financial Statements on pages 7 through 10 for further information).

      The company continues to manage aggressively its infrastructure expense and its overall portfolio to allow for investment in growth segments of the business. Key ongoing investments include software marketing, major marketing campaigns and new offerings for small and medium business opportunities, as well as the e-business campaign. These types of expenditures are consistent with the company's ongoing objective of growing revenue while improving the expense-to-revenue ratio over time.

      Research, development and engineering expense increased 5.9 percent and
3.1 percent, respectively, for the second quarter and first six months of 1999, when compared with the same periods of 1998. The increases reflect the company's continued investments in high-growth opportunities like e-business, Tivoli systems management and Lotus products. Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $389 million and $752 million for the second quarter and first six months of 1999, respectively. Of these amounts, the company capitalized $11 million for the second quarter and $15 million for the first six months of 1999.

      The effective tax rate for the quarter ended June 30, 1999, was 40.8 percent versus 30.3 percent for the same period in 1998. The 10.5 point increase was principally due to the second-quarter actions taken by the company.

      The effective tax rate for the first six months of 1999 was 37.1 percent versus 31.0 percent for the same period in 1998. The 6.1 point increase from the 1998 rate was primarily a result of the same factors that affected the second quarter effective tax rate.

Financial Condition

      During the first half of 1999, the company continued to make significant investments to fund its future growth and increase shareholder value. These included expenditures of $2,741 million for Research, development and engineering, $2,865 million in Plant, rental machines and other property and $3,732 million for the repurchase of the company's common shares. The company had $7,241 million in Cash and cash equivalents and Marketable securities at June 30, 1999.

Cash Flow

(Dollars in millions)                                       Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                          1999            1998
                                                          ----            ----
Net cash provided from (used in):
  Operating activities                                   $ 3,520        $ 3,340
  Investing activities                                       529         (2,861)
  Financing activities                                    (3,803)        (2,464)

Effect of exchange rate changes on cash
   and cash equivalents                                     (156)           (37)
                                                         -------        -------

Net change in cash and cash equivalents                  $    90        $(2,022)
                                                         =======        =======

Working Capital

(Dollars in millions)                              At June 30,   At December 31,
                                                       1999           1998
                                                   -----------   ---------------
Current assets                                       $43,452        $42,360
Current liabilities                                   35,961         36,827
                                                     -------        -------
  Working capital                                    $ 7,491        $ 5,533
Current ratio                                         1.21:1         1.15:1

      Current assets increased $1,092 million from year-end 1998 with increases of $1,473 million in Cash and cash equivalents and Marketable securities, and $535 million in Prepaid expenses and other current assets, offset by decreases of $755 million in accounts receivable ($544 million in Notes and accounts receivable and $211 million in Sales-type lease receivables) and $161 million in Inventories. The increase in Cash and cash equivalents and Marketable securities resulted primarily from cash generated from operations and the net proceeds from the sale of a portion of the IBM Global Network, offset by stock repurchases and capital expenditures. Prepaid expenses and other current assets reflect the seasonal increase in prepaid expenses from typically lower year-end levels. The decline in accounts receivable is attributable to the collection of traditionally higher year-end accounts receivable balances, while inventory declines were driven by personal computer and storage systems inventory reductions.

      Current liabilities declined $866 million with declines of $1,946 million in Accounts payable and accruals (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), offset by increases of $808 million in Short-term debt and $272 million in Taxes payable.

Investments

      During the first half of 1999, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for hard disk drives and microelectronics. The company's capital investment for Plant, rental machines and other property was $2,865 million during the first half of 1999 and $2,778 million for the first half of 1998.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $209 million of software costs during the first half of 1999, an increase of $89 million from the comparable period in 1998. Amortization of capitalized software costs was $203 million during the first half of 1999, a decline of $80 million from the comparable 1998 period.

      Investments and sundry assets were $22,029 million at June 30, 1999, a decrease of $1,481 million from year-end 1998, resulting primarily from decreases in non-current sales-type lease receivables and deferred tax assets.

Other Non-Current Liabilities

      Other non-current liabilities of $12,574 million at June 30, 1999, declined $244 million from year-end 1998 primarily in postretirement benefits and non-U.S. retirement reserves.

Debt and Equity

(Dollars in millions)                              At June 30,   At December 31,
                                                      1999            1998
                                                   -----------   ---------------

Global financing debt                                $26,902        $27,754
Non-global financing debt                              2,141          1,659
                                                     -------        -------
Total debt                                           $29,043        $29,413

Stockholders' equity                                 $19,158        $19,433

Debt/capitalization                                     60.3%          60.2%
EBITDA / interest expense                                 9x             8x
Non-global financing:
  Debt/capitalization                                   12.8%           9.9%
  EBITDA/interest expense                                17x            15x

Global financing debt/equity                           6.0:1          6.5:1

      Total debt decreased $370 million from year-end 1998 as debt supporting the growth in global financing assets decreased $852 million, and non-global financing debt increased $482 million. Stockholders' equity declined $275 million from December 31, 1998, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 1999, $9,062 million of this confirmed line of credit remained unused and available for future use.

      At June 30, 1999, the company had an outstanding balance of $515 million in assets under management from the securitization of loans, leases and trade receivables.

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

      The company is continuing its assessment of the Year 2000 readiness of its key suppliers in an effort to establish that the company has adequate resources for required supplies and components. With respect to third-party products that the company may remarket or provide with the company's offering (such as third-party software pre-loaded on the company's personal computers), the company relies on its business partners and other third parties to be responsible for the Year 2000 readiness of their offerings. A failure of the company's suppliers, business partners and other third parties to address adequately their Year 2000 readiness could affect the company's business. As part of its contingency planning efforts, the company is identifying alternate sources or strategies where necessary if significant exposures are identified.

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

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q (including statements in the Year 2000 discussion above) may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                           Part II - Other Information

ITEM 2 (c.) Changes in Securities and Use of Proceeds

      On April 26, 1999, in reliance on Regulation S and pursuant to an employee benefit plan established and administered in accordance with the laws of Ireland, Mercer Limited purchased 429 shares of IBM's capital stock on behalf of foreign nationals domiciled abroad (or on temporary assignment in the United States) and employed by affiliates of the registrant. The purchase price per share was $206.375 for a total price, excluding commissions, of $88,535.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The International Business Machines Corporation held its Annual Meeting of Stockholders on April 27, 1999. For more information on the following proposals, see the company's proxy statement dated March 23, 1999, the relevant portions of which are incorporated herein by reference.

      (1) The stockholders elected each of the twelve nominees to the Board of Directors for a one-year term:

                DIRECTOR                  FOR              WITHHELD
          -------------------         -----------         ---------
          C. Black                    736,341,039         5,238,516
          K. I. Chenault              736,013,859         5,565,696
          J. Dormann                  736,537,919         5,041,636
          L. V. Gerstner,  Jr.        736,197,557         5,381,998
          N.O. Keohane                735,844,815         5,734,740
          C. F. Knight                736,360,631         5,218,924
          M. Makihara                 736,143,611         5,435,944
          L. A. Noto                  736,418,384         5,161,171
          J. B. Slaughter             735,868,684         5,710,871
          A. Trotman                  736,234,310         5,345,245
          L. C. van Wachem            736,200,005         5,379,550
          C. M. Vest                  736,227,422         5,352,133

      (2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditor of the company:

          For                         737,050,740
          Against                       1,619,416
          Abstain                       2,909,399
                                      -----------
          Total                       741,579,555

      (3) The stockholders approved an amendment of the Certificate of Incorporation to increase the authorized common shares and effect a two-for-one common stock split:

          For                         718,296,759
          Against                      20,463,140
          Abstain                       2,819,656
                                      -----------
          Total                       741,579,555

ITEM 4. Submission of Matters to a Vote of Security Holders - (continued)

      (4) The stockholders approved the adoption of the IBM 1999 Long-Term Performance Plan:

          For                         396,298,469
          Against                     187,293,051
          Abstain                       7,914,439
          Broker No Vote              150,073,596
                                      -----------
          Total                       741,579,555

      (5) The stockholders approved Annual Incentive Compensation Terms for Certain Executives:

          For                         672,927,431
          Against                      58,655,838
          Abstain                       9,996,286
                                      -----------
          Total                       741,579,555

      (6)   The stockholders defeated a shareholder proposal on Executive
            Compensation:

          For                          56,612,979
          Against                     520,326,369
          Abstain                      14,566,611
          Broker No Vote              150,073,596
                                      -----------
          Total                       741,579,555

ITEM 6 (a). Exhibits

Exhibit Number

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      22 The company's proxy statement dated March 23, 1999, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

      27    Financial Data Schedule

ITEM 6 (b).  Reports on Form 8-K

      The company filed Form 8-K on April 22, 1999, to incorporate by reference into Registration Statement No. 333-70521 on Form S-3, effective March 9, 1999, the Agency Agreement dated March 11, 1999, among International Business Machines Corporation, Chase Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. No financial statements were filed with this Form 8-K.

      The company filed Form 8-K on April 23, 1999, with respect to the company's financial results for the period ended March 31, 1999 and included unaudited consolidated financial statements for the period ended March 31, 1999.

      The company filed Form 8-K on April 28, 1999, with respect to the stockholders approval to increase the number of authorized shares of common stock from 1,875 million to 4,687.5 million, which was required to effect a two-for-one stock split approved by the company's Board of Directors on January 26, 1999. The Form 8-K included pro-forma financial statements to reflect the two-for-one stock split on historical data and the company's Certificate of Incorporation as amended through April 28, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     International Business Machines Corporation
                                                     (Registrant)

Date: August 12, 1999

                                     By:     /s/ Mark Loughridge
                                         ---------------------------------------
                                                 Mark Loughridge
                                         Vice President and Controller