Form 10-Q
period 1999-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 1999-11-12
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The registrant has 1,802,604,435 shares of common stock outstanding at September 30, 1999.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three and nine
         months ended September 30, 1999 and 1998 ...........................1

      Consolidated Statement of Financial Position at
         September 30, 1999 and December 31, 1998 ...........................3

      Consolidated Statement of Cash Flows for the nine months
         ended September 30, 1999 and 1998 ..................................5

      Notes to Consolidated Financial Statements ............................6

   Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition .................10

Part II - Other Information .................................................22

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except          Three Months Ended   Nine Months Ended
per share amounts)                      September 30,       September 30,
                                     ------------------   -----------------
                                       1999       1998      1999      1998
                                     -------    -------   -------   -------
Revenue:
Hardware                             $ 8,840    $ 8,920   $26,803   $23,952
Global Services                        7,898      7,046    23,436    20,356
Software                               3,010      2,808     9,056     8,318
Global Financing                         774        679     2,222     2,110
Enterprise Investments/Other             622        642     1,849     1,800
                                     -------    -------   -------   -------
Total revenue                         21,144     20,095    63,366    56,536

Cost:
Hardware                               6,610      6,101    19,559    16,667
Global Services                        5,715      5,222    17,003    14,917
Software                                 567        544     1,642     1,632
Global Financing                         335        351       978     1,108
Enterprise Investments/Other             353        410     1,138     1,149
                                     -------    -------   -------   -------
Total cost                            13,580     12,628    40,320    35,473
                                     -------    -------   -------   -------

Gross profit                           7,564      7,467    23,046    21,063
Operating expenses:
Selling, general and administrative 3,501 4,057 10,284 11,588 Research, development and
  engineering                          1,383      1,240     3,857     3,639
                                     -------    -------   -------   -------
Total operating expenses               4,884      5,297    14,141    15,227

Operating income                       2,680      2,170     8,905     5,836
Other income, principally interest       134        122       423       402
Interest expense                         185        160       556       500
                                     -------    -------   -------   -------
Income before income taxes             2,629      2,132     8,772     5,738
Income tax provision                     867        638     3,149     1,756
                                     -------    -------   -------   -------
Net income                             1,762      1,494     5,623     3,982
Preferred stock dividends                  5          5        15        15
                                     -------    -------   -------   -------
Net income applicable to common
shareholders                         $ 1,757    $ 1,489   $ 5,608   $ 3,967
                                     =======    =======   =======   =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                       --------------------   --------------------
                                         1999       1998*       1999        1998*
                                         ----       -----       ----        -----
Earnings per share of common
     stock - assuming dilution         $   0.93    $   0.78   $   2.99    $   2.05

Earnings per share of common
     stock - basic                     $   0.97    $   0.80   $   3.09    $   2.11

Average number of common
     shares outstanding: (millions)

     Assuming dilution                  1,869.6     1,909.0    1,874.7     1,931.0

     Basic                              1,805.2     1,856.9    1,813.7     1,878.8

Cash dividends per common share        $   0.12    $   0.11   $   0.35    $   0.32

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

                                     ASSETS

(Dollars in millions)                                      At September 30,   At December 31,
                                                                 1999               1998
                                                           ----------------   ---------------
Assets
Current assets:
Cash and cash equivalents                                       $ 4,582           $ 5,375
Marketable securities -- at fair value,
   which approximates market                                      1,444               393
Notes and accounts receivable -- trade, net of lowances
   allowances                                                    20,379            20,271
Sales-type leases receivable                                      6,432             6,510
Inventories, at lower of average cost or  net
   realizable value
   Finished goods                                                 1,292             1,088
   Work in process and raw materials                              3,838             4,112
                                                                -------           -------
Total inventories                                                 5,130             5,200
Prepaid expenses and other current assets                         4,910             4,611
                                                                -------           -------
Total current assets                                             42,877            42,360

Plant, rental machines and other property                        40,812            44,870
   Less: Accumulated depreciation                                23,349            25,239
                                                                -------           -------
Plant, rental machines and other property -- net                 17,463            19,631
Software                                                            628               599
Investments and sundry assets                                    24,407            23,510
                                                                -------           -------

Total assets                                                    $85,375           $86,100
                                                                =======           =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions except                    At September 30,  At December 31,
per share amounts)                                   1999              1998
                                               ----------------  ---------------
Liabilities and Stockholders' Equity
  Current liabilities:
    Taxes                                         $  3,778          $  3,125
    Accounts payable and accruals                   19,904            19,797
    Short-term debt                                 14,096            13,905
                                                  --------          --------
  Total current liabilities                         37,778            36,827

  Long-term debt                                    13,807            15,508
  Other long-term liabilities                       12,315            12,818
  Deferred income taxes                              1,407             1,514
                                                  --------          --------
  Total liabilities                                 65,307            66,667

  Stockholders' equity:
    Preferred stock - par value $.01 per share         247               247
      Shares authorized: 150,000,000
      Shares issued:  1999 - 2,546,011
                      1998 - 2,546,011
    Common stock - par value $.20 per share         11,850            10,121
      Shares authorized: 4,687,500,000
      Shares issued:  1999 - 1,874,691,460
                      1998 - 1,853,738,104*
    Retained earnings                               15,074            10,141

    Treasury stock - at cost                        (5,314)             (133)
      Shares: 1999 - 52,087,025
              1998 - 1,924,293*

    Employee benefits trust                         (2,419)           (1,854)
      Shares: 1999 - 20,000,000
              1998 - 20,000,000*

    Accumulated gains and losses not
      affecting retained earnings                      630               911
                                                  --------          --------
  Total stockholders' equity                        20,068            19,433
                                                  --------          --------
  Total liabilities and stockholders' equity      $ 85,375          $ 86,100
                                                  ========          ========

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

(Dollars in millions)                                     1999          1998
                                                          ----          ----
Cash flow from operating activities:
   Net income                                           $ 5,623       $ 3,982
   Adjustments to reconcile net income to
     cash provided from operating activities:
     Depreciation                                         5,010         3,246
     Amortization of software                               319           401
     Gain on disposition of fixed and other assets       (4,554)         (156)
     Changes in operating assets and liabilities            362          (932)
                                                        -------       -------
   Net cash provided from operating activities            6,760         6,541
                                                        -------       -------
Cash flow from investing activities:
   Payments for plant, rental machines
     and other property, net of proceeds                 (3,373)       (3,975)
   Investment in software                                  (321)         (180)
   Purchases of marketable securities and other
     investments                                         (2,754)       (1,532)
   Proceeds from sale of the IBM Global Network           4,808            --
   Proceeds from marketable securities and other
     investments                                          1,081         1,201
                                                        -------       -------
   Net cash used in investing activities                               (4,486)
                                                        -------       -------
Cash flow from financing activities:
   Proceeds from debt issuance                            4,658         6,049
   Payments to settle debt                               (5,639)       (4,053)
   Short-term borrowings less than 90 days-- net           (650)         (246)
   Common stock transactions-- net                       (4,544)       (4,830)
   Cash dividends paid                                     (656)         (623)
                                                        -------       -------

   Net cash used in financing activities                 (6,831)       (3,703)
                                                        -------       -------
Effect of exchange rate changes on
  cash and cash equivalents                                (163)           95
                                                        -------       -------

Net change in cash and cash equivalents                    (793)       (1,553)

Cash and cash equivalents at January 1                    5,375         7,106
                                                        -------       -------

Cash and cash equivalents at September 30               $ 4,582       $ 5,553
                                                        =======       =======

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three- and nine-month periods have been made.

2. The Accumulated gains and losses not affecting retained earnings line of stockholders' equity comprises foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net income ($1,762 million and $1,494 million) plus the increase in foreign currency translation adjustments ($276 million and $253 million) plus unrealized gains/(losses) on marketable securities [$193 million and ($43) million] totaled $2,231 million and $1,704 million for the three-month periods ended September 30, 1999 and 1998, respectively. Net income ($5,623 million and $3,982 million) plus the (decrease)/increase in foreign currency translation adjustments [($476) million and $72 million] plus unrealized gains/(losses) on marketable securities [$195 million and ($60) million] totaled $5,342 million and $3,994 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

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

4. The tables on pages 26 through 29 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

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

6. The third quarter 1999 results include a pre-tax benefit of $201 million ($63 million after tax, or $.03 per diluted common share) related to the sale of IBM's Global Network, actions within the company's Technology Group, and charges for acquired in-process research and development related to three purchase acquisitions.

      Sale of the Global Network. In December 1998, the company announced that it would sell its Global Network business to AT&T for $5 billion. The IBM Global Network generated revenues of approximately $1.2 billion in 1998.

      During the third quarter of 1999, the company completed the sales of its Global Network business in 34 countries for approximately $727 million, bringing the year-to-date total to 38 countries and $4,919 million. More than 5,100 IBM employees joined AT&T as a result of these sales.

      The company recognized a pre-tax gain of $586 million on the third-quarter sales ($366 million after tax, or $.19 per diluted common share). The net gain reflects dispositions of Plant, rental machines and other property of $62 million and contractual obligations of $79 million.

      Technology Group Actions. On August 31, 1999, the company announced that the Networking Hardware Division (NHD) of the company's Technology Group entered into a global alliance with Cisco Systems, Inc. (Cisco) comprising an agreement by Cisco to purchase IBM technology over the next five years; a strategic relationship with IBM Global Services under which the two companies will offer a full spectrum of services and jointly developed solutions for customers' e-business and networking needs; and the sale to Cisco of intellectual property
(IP) related to routing and switching technology. The completion of the sale of IP is subject to regulatory approvals.

      The IP sales agreement permits the company to continue to (a) sell router and switch products to new customers for one year after the company receives the regulatory approvals and (b) fulfill existing contractual commitments beyond the one-year period. As a result of the announcement of the alliance, demand for the router and switch products from both existing and new customers has abruptly deteriorated. Thus, the company took a pre-tax charge totaling $178 million ($109 million after tax, or $.06 per diluted common share) related to a write-down to net realizable value of its inventory of router and switch products ($144 million) and related contract cancellation fees ($34 million).

      During the second quarter, the company approved and implemented actions designed to better align the operations of IBM's Technology Group with that group's strategic direction in view of the competitive environment, overcapacity in the industry and resulting pricing pressures. As part of those actions, the company announced (in the second quarter) aggressive steps to improve the competitive position of its Storage Systems Division (SSD) by merging server hard disk drive product lines and realigning operations. The company will integrate all server hard disk drives into a single low-cost design platform that uses common development and manufacturing processes. The company took a pre-tax charge of $264 million in the second quarter and expects these actions to be substantially completed by the first half of 2000.

      The continuing actions within SSD resulted in additional third quarter pre-tax charges of $96 million ($83 million after tax, or $.04 per diluted common share). That amount includes write-downs to fair value of equipment (a) that is idle and will be scrapped ($42 million), (b) under contract for sale and delivery by March 31, 2000 ($7 million), and (c) subject to sale-leaseback agreements ($47 million write-down of the equipment to appraised fair value).

      The liability as of September 30, 1999 for the second quarter charges within the Technology Group is $327 million. There is no liability at that date for the third-quarter SSD asset write-downs.

      Acquisitions. On September 24, 1999, the company acquired all of the outstanding capital stock of Sequent Computer Systems, Inc. (Sequent) for approximately $828 million or $18 for each outstanding share of Sequent common stock. Sequent is an acknowledged leader in systems based on NUMA (non-uniform memory access) architecture. NUMA is advanced hardware and software that allows large numbers of processors to operate as a single system while maintaining the ease of programming and manageability of a small system.

      On September 29, 1999, the company completed the acquisition of Mylex Corporation (Mylex) for approximately $259 million or $12 for each outstanding share of Mylex common stock. Mylex is a leading developer of technology for moving, storing, protecting and managing data in desktop and networked environments.

      On September 27, 1999, the company acquired DASCOM, Inc., (DASCOM) an industry leader in Web-based and enterprise-security technology, for approximately $115 million.

      The company accounted for each acquisition as a purchase transaction. The effects of these acquisitions on the company's consolidated financial statements were not material. Hence, the company has not provided pro forma financial statements as if the companies had combined at the beginning of the current period or the immediately preceding period.

      The company engaged a nationally recognized independent appraisal firm to express an opinion on the fair value of the net assets that the company acquired to serve as a basis for the following allocation of the purchase price.

(Dollars in millions)

                                          Sequent      Mylex       DASCOM
                                          -------      -----       ------

Purchase price                             $ 828       $ 259       $ 115

Tangible net assets                          382          67         (17)
Identifiable intangible assets               187          35          13
Current technology                            87          26          19
Goodwill                                     183         145          92
In-process research
    and development                           85           7          19
Deferred tax liabilities related
    to identifiable intangible assets        (96)        (21)        (11)

      The tangible net assets comprise primarily cash, accounts receivable, land, buildings and leasehold improvements. The identifiable intangible assets comprise primarily patents, trademarks, customer lists, assembled work force, employee agreements and leasehold interests.

      Current technology includes products currently in the marketplace as of the acquisition date and products still in the development stage and technologically feasible. The identifiable intangible assets and goodwill, and current technology will be amortized on a straight-line basis over a five- and two-year period, respectively.

      Purchased In-Process Research and Development. In connection with the acquisitions of Sequent, Mylex and DASCOM, the company recorded a pre-tax charge for research, development and engineering of $111 million ($111 million after tax, or $.06 per diluted common share) for acquired in-process research and development (IPR&D). At the date of each acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The value of IPR&D is calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The discount rate assumptions range from 25 percent to 50 percent based on stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development.

7. Subsequent Events: On October 6, 1999, the company announced that the Personal Systems Group (PSG) took actions to intensify its focus on direct distribution channels, consolidate organizations throughout PSG, change its approach to the consumer market and reduce overall costs and expenses. As a result of those actions, the Consumer Division will no longer be a separate structure within PSG. This action had no effect on the third quarter consolidated financial statements.

      On October 26, 1999, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

      The company's third-quarter results were mixed. Results reflect a so-called Year 2000 (Y2K) slowdown toward the end of the quarter. It became apparent late in the quarter that many customers had accelerated their hardware purchases earlier in the year to accommodate Y2K testing. Therefore, the third quarter reflected reduced revenue as customers completed the task of making their enterprise-wide, mission-critical applications Y2K compliant and did not purchase additional capacity to begin to install new or expanded applications. That slowdown was particularly evident in S/390 and AS/400 servers, and to a lesser extent in services and operating systems software. Additionally, results reflected shortages of flat-panel displays, price pressure in the hard disk drive (HDD) business, sales deterioration as a result of the sale of intellectual property related to certain NHD hardware technology and the company's inability to rapidly expand into growth areas beyond its traditional customer set. On the positive side, the company's growth businesses -- services, software other than operating systems and original equipment manufacturer (OEM) -- all performed well.

      The company's actions in the networking hardware and storage areas are intended to improve the competitiveness of the company's technology business and to further strengthen the company's overall business portfolio.

      While the results for the third quarter were mixed, the results underscore the strength of the company's broad portfolio and its fundamental business strategies. Looking forward, the company believes that it will continue to feel the effects of the Y2K slowdown in the fourth quarter of 1999 and the first quarter of 2000. Although fourth quarter demand for servers historically has been roughly 50 percent higher than the third quarter, the company does not expect customer buying patterns for S/390 and AS/400 to follow the historical trend this year. Many customers will hold back on building or expanding their mission-critical applications until after the millennium. The company's fourth quarter earnings per share could be as much as $.15 or $.20 below last year's fourth quarter due to this Y2K slowdown. Additionally, the earnings per share in the first quarter of 2000 could be flat to down slightly from the first quarter of 1999, as these factors start to lift. The company remains confident about its fundamental business strategies, the value of its products and services and its overall momentum.

Results of Operations

(Dollars in millions)          Three Months Ended          Nine Months Ended
                                  September 30                September 30
                               ------------------          ------------------
                               1999          1998          1999          1998
                               ----          ----          ----          ----

Revenue                       $21,144       $20,095       $63,366       $56,536
Cost                           13,580        12,628        40,320        35,473
                              -------       -------       -------       -------
Gross profit                  $ 7,564       $ 7,467       $23,046       $21,063
Gross profit margin              35.8%         37.2%         36.4%         37.3%
Net income                    $ 1,762       $ 1,494       $ 5,623       $ 3,982
Earnings per share of
     common stock:
        Assuming dilution     $  0.93       $  0.78*      $  2.99       $  2.05*
        Basic                 $  0.97       $  0.80*      $  3.09       $  2.11*

* Adjusted to reflect a two-for-one stock split effective May 10, 1999.

      As a result of the company's share repurchase program, the average number of common shares outstanding assuming dilution was lower by 39.4 million than the third quarter in 1998 and by 56.3 million than the first nine months of 1998. The average number of shares assuming dilution was 1,869.6 million in the third quarter of 1999 and 1,874.7 million for the first nine months of 1999. There were 1,802.6 million shares outstanding at September 30, 1999.

      Revenue for the three months ended September 30, 1999 increased 5.2 percent versus the same period last year (approximately 5 percent in constant currency). Services, middleware software and OEM revenue continued to show good growth. Hardware revenue declined slightly as a result of lower S/390 and AS/400 server revenue, attributable to the Y2K slowdown. In addition, while RS/6000 revenue declined slightly from the same period last year, RS/6000 Enterprise Unix servers saw double-digit revenue growth. NT servers growth was even stronger. Networking hardware revenue declined significantly. Those declines were partially offset by increased revenue from personal computers, due to strong growth in the Netfinity server line. Microelectronics revenue also increased when compared with the third quarter of 1998.

      Revenue for the third quarter of 1999 from the company's end-user businesses totaled $9.6 billion from the Americas, a decrease of 0.6 percent (approximately 1 percent increase in constant currency) compared with the same period last year. Latin America, which is approximately 10 percent of the America's revenue, showed improvement with revenues growing at 7 percent on a constant currency basis. Revenue from Europe/Middle East/Africa was $5.8 billion, down 1.6 percent (approximately 4 percent increase in constant currency). Asia-Pacific revenue grew 28.1 percent (approximately 10 percent in constant currency) to $3.7 billion. As in the first half of 1999, key areas outside of Japan continued to show strong double-digit growth. Revenue in Japan was strong in the third quarter following modest growth in the first half of 1999. OEM revenue across all geographies was $2.0 billion, a 23.8 percent increase (approximately 22 percent in constant currency) compared with the third quarter of 1998.

      The company's overall gross profit margin was 35.8 percent in the third quarter compared with 37.2 percent in the same period of 1998. The decline in gross profit margin continues to reflect the changing mix of the company's business to services, and a decline in margins in the hardware business related to a shift from servers to personal computers which have a lower gross profit margin. In addition, an inventory write-down of $144 million related to the networking hardware business negatively affected the company's overall gross margin by 0.7 points in the third quarter of 1999.

      The company's $4.9 billion third quarter expenses reflect the actions (excluding the inventory write-down for certain NHD products of $144 million) that are described in Note No. 6 to the Consolidated Financial Statements on pages 7 through 9. The company's expense-to-revenue ratio improved 3.2 points in the quarter. The actions that were included in expense contributed to a 1.6 point improvement in the expense-to-revenue ratio in the third quarter of 1999.

      The company's tax rate was 33.0 percent in the third quarter compared with
30.0 percent in the year-earlier period. The increase was principally due to the third quarter actions taken by the company.

      Net income for the nine months ended September 30, 1999, including the effect of actions taken in the second and third quarters, was $5.6 billion, or $2.99 per diluted common share, compared with net income of $4.0 billion, or $2.05 per diluted common share, in the year-earlier period. Through the first nine months of 1999, the company's diluted earnings per share grew 46 percent, with 20 points of that growth attributable to actions taken in the second and third quarters. Revenues for the nine months ended September 30, 1999 were $63.4 billion, an increase of 12 percent (approximately 12 percent in constant currency) compared with $56.5 billion in the same period of 1998.

Hardware

(Dollars in millions)    Three Months Ended          Nine Months Ended
                            September 30                September 30
                         ------------------          ------------------
                          1999         1998          1999          1998
                          ----         ----          ----          ----

Total revenue            $8,840       $8,920       $26,803       $23,952
Total cost                6,610        6,101        19,559        16,667
                         ------       ------       -------       -------
Gross profit             $2,230       $2,819       $ 7,244       $ 7,285
Gross profit margin        25.2%        31.6%         27.0%         30.4%

      Revenue from hardware for the third quarter of 1999 declined 0.9 percent and increased 11.9 percent for the first nine months of 1999 when compared with the same periods in 1998.

      Despite continued pricing pressures, personal computer revenue continued to improve for the third quarter and the first nine months of 1999, compared with the same periods in 1998. The increases were driven by higher revenue for both commercial and consumer personal computers and a richer mix to mobile and Netfinity server products. Although Thinkpad results were good, sales were constrained by supply shortages of flat-panel displays. That supply constraint may continue into the fourth quarter of 1999. In the third quarter, the company continued to focus on expanding its direct channel customers; improving its indirect channel efficiency; increasing focus on fast growing small- and medium-size businesses; and realizing more opportunity in businesses that are tied to the personal computer including services, software and financing. As described in Note No. 7 on page 9, the company announced on October 6, 1999 that the Personal Systems Group (PSG) took actions to intensify its focus on direct distribution channels, consolidate organizations throughout PSG, change its approach to the consumer market and reduce overall costs and expenses. As a result of those actions, the Consumer Division will no longer be a separate structure within PSG. This action had no effect on the third quarter financial statements.

      Technology revenue increased for both the third quarter and first nine months of 1999 when compared with year-ago periods. The increase in third quarter revenue was driven by strong growth in custom logic and high-performance SRAMs; DRAM revenue grew moderately. A slower growth rate in HDD storage revenue than in the comparable year-ago periods continued to reflect pricing pressures and a leaner mix of revenue for high-end HDDs. Those increases were partially offset by (a) declines in high-end RAMAC sales, as customers awaited a new Enterprise Storage Server (Shark) which began to ship in the last week of the quarter, (b) lower tape and DASD sales and (c) declines in Networking Hardware revenue as a result of the proposed sale of routing and switching IP to Cisco Systems. (See Note No. 6 to Consolidated Financial Statements on pages 7 through 9 for further information on this sale). The increase in technology revenue for the first nine months of 1999 primarily was driven by growth in HDD storage, custom logic and storage tape products.

      The actions that the company took in the third quarter of 1999 in the networking hardware and storage areas are a continuation of the second quarter actions that are aimed directly at strengthening the Technology Group over the long term. Those actions are intended to shift the focus of the Technology Group to higher margin businesses and more efficient operations.

      Server revenue declined in the third quarter and the first nine months of 1999, versus the same periods of 1998. S/390 revenue declined sharply in the third quarter and decreased for the first nine months of 1999, when compared with the same periods in 1998. S/390 MIPS shipments decreased 18 percent versus the third quarter of last year. Some S/390 customers have completed the task of making Y2K compliant the mainframe computers that they use in data centers to run highly-integrated enterprise-wide applications with large transaction volumes that are mission critical to the customer. Once the systems are Y2K ready, customers are disinclined to enhance them until next year because of concerns about somehow affecting their Y2K readiness. S/390 also had a difficult compare with the third quarter of 1998, in which the company introduced and shipped the Model G5. AS/400 declined in the third quarter and first nine months of 1999, when compared with the same periods last year. The AS/400 continued to see a decline due to poor sales execution and a slowdown in sales related to Enterprise Resource Planning (ERP) solutions due to Y2K concerns. RS/6000 revenue declined in the third quarter and was flat for the first nine months of 1999 versus the same periods in 1998. The RS/6000 enterprise servers had good growth in the quarter, despite the fact that the new S80 server did not start to ship until the end of the third quarter.

      Hardware sales gross profit for the third quarter and first nine months of 1999 decreased 20.9 percent and 0.6 percent, respectively, from comparable periods in 1998. The hardware gross profit margin decreased 6.4 points and 3.4 points, respectively, from the prior year. Pricing pressures associated with personal computers and hard disk drives drove the declines in gross profit margins from the same periods in 1998. Additionally, the change in mix between personal systems and servers, and a lower model mix in the mobile HDDs (in which some customers' capacity needs are being met by new mid-range products, rather than the more profitable high-end mobile products) also had a negative effect on gross profit for the third quarter and first nine months of 1999. In addition, the third quarter write-down for certain NHD inventory contributed 1.6 points of the decline in hardware gross profit margin. Those declines were partially offset by improved margins for personal computers and a higher mix of servers and laptops.

Global Services

(Dollars in millions)            Three Months Ended         Nine Months Ended
                                    September 30               September 30
                                 ------------------         ------------------
                                 1999          1998         1999          1998
                                 ----          ----         ----          ----

Total revenue                   $7,898        $7,046      $23,436       $20,356
Total cost                       5,715         5,222       17,003        14,917
                                ------        ------      -------       -------
Gross profit                    $2,183        $1,824      $ 6,433       $ 5,439
Gross profit margin               27.6%         25.9%        27.5%         26.7%

      Global Services revenue increased 12.1 percent and 15.1 percent in the third quarter and first nine months of 1999, respectively, when compared with the same periods of last year. The increase in revenue was driven by strong growth in strategic outsourcing, systems integration and product support services. Networking revenue was down for the quarter and increased for the nine-month period, despite the sale of most of the IBM Global Network to AT&T during the second and third quarter of 1999. In the third quarter of 1999, the company started to see a decline in Y2K services, and expects further declines in the fourth quarter of 1999 and the first quarter of 2000 as the need for these services disappears. The company sees growing demand for new services offerings including addressing the European Monetary Unit, business intelligence, e-business services, supply chain management and customer relationship management. Maintenance revenue was flat in the third quarter of 1999 and decreased slightly on a nine-month basis when compared with the same period in 1998. New contract signings in the third quarter were $9.2 billion. Most of those contracts are for strategic outsourcing agreements and involve a full spectrum of the company's services and product offerings. Those signings include 10 deals that individually are valued at over $100 million.

      Global Services gross profit dollars increased in the third quarter and first nine months of 1999 by 19.7 percent and 18.3 percent, respectively, when compared with year-ago periods. The improvement in gross profit dollars and margin was a result of improved services margins in systems integration, strategic outsourcing and product support services. Those improvements more than offset the changing mix away from the higher margin maintenance business to services. Maintenance margins improved in the third quarter of 1999 and were flat year over year when compared with the same periods in 1998.

Software

(Dollars in millions)              Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                   ------------------        -----------------
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----

Total revenue                     $3,010       $2,808       $9,056       $8,318
Total cost                           567          544        1,642        1,632
                                  ------       ------       ------       ------
Gross profit                      $2,443       $2,264       $7,414       $6,686
Gross profit margin                 81.2%        80.6%        81.9%        80.4%

      Revenue from software for the third quarter and first nine months of 1999 increased 7.2 percent and 8.9 percent, respectively, over comparable periods in 1998. The growth continues to be driven by the company's middleware products which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms. The company continues to focus on helping customers use its software to transform their businesses to e-businesses, particularly in collaboration with the company's Global Services Group and channel partners.

      Operating-systems software revenue declined in the third quarter and is flat for the nine months of 1999 when compared with year-ago periods. The decline in third quarter revenue was driven by AS/400 products partially offset by growth in S/390 and RS/6000 offerings.

      Software gross profit dollars for both the third quarter and first nine months of 1999 increased 7.9 percent and 10.9 percent, respectively, versus the same periods in 1998. The improvement in gross profit dollars and margin is due to increased revenue and lower levels of amortization costs associated with previously deferred development spending, partially offset by higher vendor royalty payments due primarily to increased volumes.

Global Financing

(Dollars in millions)             Three Months Ended        Nine Months Ended
                                     September 30              September 30
                                  ------------------        -----------------
                                   1999        1998         1999          1998
                                   ----        ----         ----          ----

Total revenue                      $774        $679        $2,222        $2,110
Total cost                          335         351           978         1,108
                                   ----        ----        ------        ------
Gross profit                       $439        $328        $1,244        $1,002
Gross profit margin                56.7%       48.1%         56.0%         47.5%

      Global Financing revenue increased 13.9 percent and 5.3 percent for the third quarter and first nine months of 1999, respectively, when compared with the same periods of 1998. The increases in revenue were driven by growth in customer financing and a changing asset base as financing of software and services showed strong growth. In addition, used equipment sales increased in the third quarter of 1999 and decreased for the first nine months of 1999, when compared with the same periods in 1998. Financing originations increased in the quarter to $10.0 billion, with strong year-to-year growth in commercial financing, partially offset by lower customer financing.

      Global Financing gross profit dollars increased 33.8 percent and 24.2 percent, respectively, for the third quarter and first nine months of 1999, versus the same periods of 1998. The increase was driven by Global Financing's ongoing strategy to increase its use of the company's Global Treasury Centers rather than external banks as a funding source and by lower cost of borrowing.

Enterprise Investments / Other

(Dollars in millions)             Three Months Ended        Nine Months Ended
                                     September 30              September 30
                                  ------------------        ------------------
                                   1999        1998         1999          1998
                                   ----        ----         ----          ----

Total revenue                      $622        $642        $1,849        $1,800
Total cost                          353         410         1,138         1,149
                                   ----        ----        ------        ------
Gross profit                       $269        $232        $  711        $  651
Gross profit margin                43.1%       36.1%         38.4%         36.2%

      Revenue from Enterprise Investments/Other decreased 3.1 percent and increased 2.8 percent, respectively, for the third quarter and first nine months of 1999, versus comparable periods in 1998. Third quarter 1999 revenue decreased as the company exited several non-strategic businesses. That decline was partially offset by growth in point-of-sale terminals and CATIA software. The increase for the first nine months was driven by growth in point-of-sale terminals and CATIA software, partially offset by lower revenue for non-strategic businesses the company has exited.

      The Enterprise Investments/Other gross profit dollars increased 15.9 percent and 9.2 percent, respectively, in the third quarter and first nine months of 1999, versus the same periods of 1998. The increases were primarily driven by the increased revenue from point-of-sale terminals as well as an improving gross profit margin.

Expenses

(Dollars in millions)                   Three Months Ended    Nine Months Ended
                                            September 30         September 30
                                        ------------------    -----------------
                                          1999       1998      1999       1998
                                          ----       ----      ----       ----

Selling, general and administrative    $ 3,501    $ 4,057    $10,284    $11,588
Percentage of revenue                     16.6%      20.2%      16.2%      20.5%

Research, development and engineering  $ 1,383    $ 1,240    $ 3,857    $ 3,639
Percentage of revenue                      6.5%       6.2%       6.1%       6.4%

      Selling, general and administrative expense for the third quarter and first nine months of 1999 decreased 13.7 percent and 11.2 percent, respectively, from the same periods in 1998. The decrease in the third quarter of 1999 was primarily driven by the net pre-tax benefit of $456 million associated with the sale of the Global Network, continuing actions within SSD for write-downs to fair value of equipment and the contract cancellation fees associated with the proposed sale of IP by NHD. (See Note No. 6 to the Consolidated Financial Statements on pages 7 through 9 for further information). The decrease in the first nine months of 1999 reflects the net pre-tax benefit of $2,066 million associated with the sale of the Global Network and the actions taken in the second and third quarter of 1999 to better align the operations of the company's Technology Group with that group's strategic direction.

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

      Research, development and engineering expense increased 11.5 percent and
6.0 percent, respectively, for the third quarter and first nine months of 1999, when compared with the same periods of 1998. The increases reflect a $111 million pre-tax charge taken in the third quarter of 1999 for in-process research and development associated with the acquisition of Sequent, Mylex and DASCOM. Those acquisitions are intended to improve the company's long-term competitiveness in the server, storage and Web-security markets, respectively. In addition, the increases also reflect the company's continued investments in high-growth opportunities like e-business, Tivoli systems management and Lotus products.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $366 million and $1,118 million for the third quarter and first nine months of 1999, respectively. Of these amounts, the company capitalized $8 million for the third quarter and $23 million for the first nine months of 1999.

      The effective tax rate for the quarter ended September 30, 1999, was 33.0 percent versus 30.0 percent for the same period in 1998. The 3.0 point increase was principally due to the actions taken by the company in the third quarter.

      The effective tax rate for the first nine months of 1999 was 35.9 percent versus 30.6 percent for the same period in 1998. The 5.3 point increase from the 1998 rate was primarily a result of the actions taken by the company in the second and third quarters.

Financial Condition

      During the first nine months of 1999, the company continued to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $4,284 million for Research, development and engineering,

$4,217 million in Plant, rental machines and other property and $5,140 million for the repurchase of the company's common shares. The company had $6,026 million in Cash and cash equivalents and Marketable securities at September 30, 1999.

Cash Flow

(Dollars in millions)                              Nine Months Ended
                                                      September 30,
                                                ------------------------
                                                1999                1998
                                                ----                ----
Net cash provided from (used in):
   Operating activities                       $  6,760            $  6,541
   Investing activities                           (559)             (4,486)
   Financing activities                         (6,831)             (3,703)
Effect of exchange rate changes on cash
   and cash equivalents                           (163)                 95
                                              --------            --------
Net change in cash and cash equivalents       $   (793)           $ (1,553)

Working Capital

(Dollars in millions)                     At September 30,     At December 31,
                                                1999                1998
                                              --------            --------

Current assets                                $ 42,877            $ 42,360
Current liabilities                             37,778              36,827
                                              --------            --------
   Working capital                            $  5,099            $  5,533
Current ratio                                   1.13:1              1.15:1

       Current assets increased $517 million from year-end 1998 primarily due to increases of $258 million in Cash and cash equivalents and Marketable securities, and $299 million in Prepaid expenses and other current assets. The increase in Cash and cash equivalents and Marketable securities resulted primarily from cash generated from operations and the net proceeds from the sale of the IBM Global Network, offset by stock repurchases, capital expenditures and strategic acquisitions. The increase in prepaid expenses and other current assets is mostly due to increases in deferred tax assets from year-end 1998.

       Current liabilities increased $951 million from year-end 1998 with increases of $653 million in Taxes payable, $191 million in Short-term debt and $107 million in Accounts payable and other accruals (increases in deferred income and other accruals offset by a decrease in accounts payable).

Investments

      During the first nine months of 1999, the company continued to invest in its rapidly growing services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for hard disk drives and microelectronics. The company's capital investment for Plant, rental machines and other property was $4,217 million during the period, a decline of $365 million from the comparable 1998 period. This decrease reflects the write down of assets in the second and third quarter relating to SSD operations.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $321 million of software costs during the first nine months of 1999, an increase of $141 million from the comparable period in 1998. The increase resulted from the January 1, 1999 adoption by the company of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization of internal use computer software if certain criteria are met. The capitalized costs are amortized on a straight-line basis over the useful life of the software. Amortization of capitalized software costs (both internal use and externally marketed) was $319 million during the first nine months of 1999, a decline of $82 million from the comparable 1998 period.

      Investments and sundry assets were $24,407 million at September 30, 1999, an increase of $897 million from year-end 1998, resulting primarily from increases in prepaid pension assets and alliance investments.

Other Long-term Liabilities

      Other long-term liabilities of $12,315 million at September 30, 1999, declined $503 million from year-end 1998 primarily in postretirement benefits and non-U.S. retirement reserves.

Debt and Equity

(Dollars in millions)                         At September 30,  At December 31,
                                                    1999              1998
                                                  -------           -------

Global financing debt                             $27,335           $27,754
Non-global financing debt                             568             1,659
                                                  -------           -------
Total debt                                        $27,903           $29,413

Stockholders' equity                              $20,068           $19,433

Debt/capitalization                                  58.2%             60.2%
EBITDA / interest expense                              9x                8x
Non-global financing:
  Debt/capitalization                                 3.6%              9.9%
  EBITDA/interest expense                              18x               15x
Global financing debt/equity                        5.7:1             6.5:1

      Total debt decreased $1,510 million from year-end 1998 as non-global financing debt decreased $1,091 million and debt supporting the growth in global financing assets decreased $419 million. Stockholders' equity increased $635 million from December 31, 1998, as the increase in the company's retained earnings was partially offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 1999, $9,001 million of this confirmed line of credit remained unused and available for future use.

      At September 30, 1999, the company had an outstanding balance of $568 million in assets under management from the securitization of loans, leases and trade receivables.

      On September 9, 1999, the company issued a $450 million 5.8 percent note due September 9, 2002, the net proceeds of which were used for general corporate purposes.

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

      As part of its ordinary course product development efforts, the company's current product and service offerings have been designed to be Year 2000 ready. The Year 2000 readiness of the company's customers varies, and the company is actively encouraging its customers to prepare their own systems, making available a broad array of product, service and educational offerings to assist them (see the IBM Year 2000 Home Page at http://www.ibm.com/IBM/year2000/). Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term, and customers may either delay or accelerate the deployment and implementation of new applications and systems. While this behavior may increase demand for certain of the company's products and services, including its Year 2000 offerings, it could also soften demand for other offerings or change customer buying practices from past trends. These events could affect the company's revenues or change its revenue patterns. See Management's Discussion and Analysis of Results of Operations and Financial Condition for further information.

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

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q (including statements in the Year 2000 discussion above) may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                           Part II - Other Information

ITEM 6 (a). Exhibits

Exhibit Number

     11     Statement re: computation of per share earnings.

     12     Statement re: computation of ratios.

     27     Financial Data Schedule.

ITEM 6 (b). Reports on Form 8-K

      The company filed Form 8-K on July 21, 1999, with respect to the company's financial results for the periods ended June 30, 1999 and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended June 30, 1999.

      The company filed Form 8-K on August 5, 1999, to properly reflect the increased number of shares registered under registration statement number 33-54375. No financial statements were filed with this Form 8-K.

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

                                    International Business Machines Corporation
                                    -------------------------------------------
                                                    (Registrant)


Date: November 12, 1999
-----------------------

                                          By: Mark Loughridge
                                              -------------------
                                              Mark Loughridge
                                              Vice President and Controller