Form 10-K405
period 1999-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2000-03-13
CIK 51143

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  VOTING SHARES OUTSTANDING    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   AT MARCH 1, 2000          ON WHICH REGISTERED
-------------------                               -------------------------   -----------------------
Capital stock, par value $.20 per share              1,793,760,770            New York Stock Exchange
                                                                              Chicago Stock Exchange
                                                                              Pacific Stock Exchange

Depositary shares each representing one-fourth of a                           New York Stock Exchange
share of 7 1/2% preferred stock, par value $.01 per share

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2000 was $179.8 billion.

Documents incorporated by reference:

    Portions of IBM's Annual Report to Stockholders for the year ended December 31, 1999 into Parts I, II and IV of Form 10-K.

    Portions of IBM's definitive Proxy Statement dated March 13, 2000 into
Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    International Business Machines Corporation (IBM) was incorporated in the State of New York on June 15, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co., and The International Time Recording Co. of New York. In 1924, C-T-R adopted the name International Business Machines Corporation.

    IBM uses advanced information technology to provide customer solutions. The company operates primarily in a single industry using several segments that create value by offering a variety of solutions that include, either singularly or in some combination, technologies, systems, products, services, software and financing.

    Organizationally, the company's major operations comprise three hardware product segments -- Technology, Personal Systems and Server; a Global Services segment; a Software segment; a Global Financing segment and an Enterprise Investments segment. The segments are determined based on several factors, including customer base, homogeneity of products, technology and delivery channels.

    IBM offers its products through its global sales and distribution organizations. The sales and distribution organization has both a geographic focus (in the Americas, Europe/Middle East/Africa, and Asia Pacific) and a specialized and global industry focus. In addition, this organization includes a global sales and distribution effort devoted exclusively to small and medium businesses. IBM also offers its products through a variety of third party distributors and resellers, as well as through its on-line channels.

    While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions. These protections may not prevent competitors from independently developing products and services similar to or duplicative of the company's nor can there be any assurance that these protections will adequately deter misappropriation or improper use of the company's technology. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future.

    IBM's businesses employ a wide variety of components, supplies and raw materials from a substantial number of suppliers around the world. To date, the company has found that the components, supplies and raw materials that are necessary for the manufacture, production and delivery of its products have been available in the quantities that are required. Certain of the company's businesses rely on a single or limited number of suppliers, although the company makes every effort to assure that alternative sources are available if the need arises. The failure of the company's suppliers to deliver components, supplies and raw materials in sufficient quantities and in a timely manner could adversely affect the company's business.

    IBM's revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict. These factors historically have resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter.

    The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 1999 the company signed contracts totaling over $38 billion, which contributed to a services backlog at December 31, 1999 in excess of $60 billion, compared with $51 billion at the end of 1998.

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

    Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete.

    The company operates in more than 150 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation. For example, weakness in the Asian and Latin American economies had an adverse effect on the company's business in 1998.

    The following information is included in IBM's 1999 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of similar products or services--Pages 89 through 93.

    Financial information by geographic areas--Page 93.

    Amount spent during each of the last three years on research and development activities--Page 82.

    Financial information regarding environmental activities--Page 77.

    The number of persons employed by the registrant--Page 63.

    The management discussion overview--Page 52.

    Forward-looking and Cautionary Statements: Certain statements contained in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

    New Products and the Pace of Technological Change: The company's results of operations depend on the continued successful development and marketing of new and innovative products and services. The development of new products and services requires significant capital investments by the company's various businesses and the success of these products and services depends on their acceptance by customers and business partners. Further, the company's businesses are characterized by rapid technological changes and corresponding shifts in customer demand, resulting in unpredictable product transitions and shortened life cycles and increasing emphasis on being first to market with new products and services.

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

ITEM 2. PROPERTIES:

    At December 31, 1999, IBM's manufacturing and development facilities in the United States had aggregate floor space of 41.6 million square feet, of which
33.3 million was owned and 8.3 million was leased. Of these amounts,
2.8 million square feet was vacant and 2.1 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled
16.1 million square feet, of which 11.1 million was owned and 5.0 million was leased. Of these amounts, .3 million square feet was vacant and .4 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 60 of IBM's 1999 Annual Report to Stockholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 13, 2000):

                                                                         OFFICER
                                                                AGE       SINCE
                                                              --------   --------
Chairman of the Board of Directors and Chief Executive
  Officer
Louis V. Gerstner, Jr.(1)...................................     58        1993

Senior Vice Presidents
J. Thomas Bouchard, Human Resources.........................     59        1994
Nicholas M. Donofrio, Group Executive.......................     54        1995
Douglas T. Elix, Group Executive............................     51        1999
William A. Etherington, Group Executive.....................     58        1998
J. Bruce Harreld, Strategy..................................     49        1995
Paul M. Horn, Research......................................     53        1996
John R. Joyce, Chief Financial Officer......................     46        1999
Abby F. Kohnstamm, Marketing................................     46        1998
Samuel J. Palmisano, Group Executive........................     48        1997
Lawrence R. Ricciardi, General Counsel......................     59        1995
David M. Thomas, Group Executive............................     50        1998
John M. Thompson, Group Executive...........................     57        1989

Vice Presidents
Mark Loughridge, Controller.................................     46        1998
Daniel E. O'Donnell, Secretary..............................     52        1998
Robert F. Woods, Treasurer..................................     44        2000

------------------------

(1) Member of the Board of Directors.

    All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of J. Bruce Harreld, Lawrence R. Ricciardi and Robert F. Woods has been an executive of IBM or its subsidiaries during the past five years.

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

    Mr. Woods was with E.I. du Pont de Nemours and Company, a global science company focused on chemical and material and biological sciences, as Vice President and Managing Director--DuPont Asia Pacific Ltd. from 1994 until joining IBM in 1995. From 1992 to 1994, he was Director--Industrial Films--U.S. and prior to that from 1989 to 1992 he was Vice President-Finance, DuPont Mexico. From 1979 to 1989 he held a number of financial positions with DuPont.

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note O "Contingencies" on page 79 of IBM's 1999 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS:

    Refer to pages 94 and 95 of IBM's 1999 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 646,147 common stockholders of record at March 1, 2000.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 94 of IBM's 1999 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 52 through 63 of IBM's 1999 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

    Refer to the section titled "Market Risk" on pages 61 and 62 of IBM's 1999 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 50 and 51 and 64 through 93 of IBM's 1999 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 7 of IBM's definitive Proxy Statement dated
March 13, 2000, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 12 through 20 of IBM's definitive Proxy Statement dated March 13, 2000, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

        Not applicable.

    (b) Security Ownership of Management:

       Refer to the section entitled "Ownership of Securities--Common Stock and Total Stock-Based Holdings" appearing on pages 10 and 11 of IBM's definitive Proxy Statement dated March 13, 2000, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 9 of IBM's definitive Proxy Statement dated March 13, 2000, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

       1. Financial statements from IBM's 1999 Annual Report to Stockholders which are incorporated herein by reference:

           Report of Independent Accountants (page 51).

           Consolidated Statement of Earnings for the years ended December 31, 1999, 1998 and 1997 (page 64).

           Consolidated Statement of Financial Position at December 31, 1999 and 1998 (page 65).

           Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997 (page 68).

           Consolidated Statement of Stockholders' Equity at December 31, 1999, 1998 and 1997 (pages 66 and 67).

           Notes to Consolidated Financial Statements (pages 69 through 93).

       2.  Financial statement schedules required to be filed by Item 8 of this
           Form:

         SCHEDULE
PAGE      NUMBER
----     --------

10.....             Report of Independent Accountants on Financial
                    Statement Schedules.

S-1....     II      Valuation and Qualifying Accounts and Reserves.

       All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the consolidated financial statements or the notes thereto.

3.  Exhibits:

    Included in this Form 10-K:

      I -- Computation of Ratio of Earnings to Fixed Charges and Earnings to
           Combined Fixed Charges and Preferred Stock Dividends.

     II -- Parents and Subsidiaries.

    III -- Consent of Independent Accountants.

    IV -- IBM's 1999 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

     V -- Powers of Attorney.

    VI -- Financial Data Schedule.

   VII -- IBM Supplemental Executive Retention Plan.

    Not included in this Form 10-K:

       -- The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference.

       -- The By-laws of IBM as amended through October 27, 1998, is Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and is hereby incorporated by reference.

       -- The IBM 1999 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference.

       -- The IBM 1997 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.

       -- The IBM 1994 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 33-53777 on Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

       -- Board of Directors compensatory plans, as described under "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 13, 2000, which is incorporated herein by reference.

       --  IBM Board of Directors Deferred Compensation and Equity Award Plan is
           Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.

       -- The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.

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

       -- The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.

       -- The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

       -- IBM's definitive Proxy Statement dated March 13, 2000, certain sections of which have been incorporated herein by reference.

    (b) Reports on Form 8-K:

       The company filed Form 8-K on October 21, 1999, with respect to the company's financial results for the periods ended September 30, 1999 and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERNATIONAL BUSINESS MACHINES CORPORATION
                               (Registrant)

                               By:          /s/ LOUIS V. GERSTNER, JR.
                                    -------------------------------------------
                                             (Louis V. Gerstner, Jr.)
                                        CHAIRMAN OF THE BOARD OF DIRECTORS
                                            AND CHIEF EXECUTIVE OFFICER

Date: March 13, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                 TITLE                DATE
                      ---------                                 -----                ----
                  /s/ JOHN R. JOYCE
     -------------------------------------------       Senior Vice President,   March 13, 2000
                   (John R. Joyce)                     Chief Financial Officer

                 /s/ MARK LOUGHRIDGE
     -------------------------------------------       Vice President and       March 13, 2000
                  (Mark Loughridge)                    Controller

CATHLEEN BLACK                     Director
KENNETH I. CHENAULT                Director
JUERGEN DORMANN                    Director
NANNERL O. KEOHANE                 Director
CHARLES F. KNIGHT                  Director
MINORU MAKIHARA                    Director      By:                /s/ DANIEL E. O'DONNELL
                                                          ------------------------------------------
LUCIO A. NOTO                      Director                          (Daniel E. O'Donnell)
JOHN B. SLAUGHTER                  Director                            ATTORNEY-IN-FACT
ALEX TROTMAN                       Director
LODEWIJK C. VAN WACHEM             Director                             March 13, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 19, 2000, appearing on page 51 of the 1999 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
January 19, 2000

                                                                     SCHEDULE II

                  INTERNATIONAL BUSINESS MACHINES CORPORATION

                            AND SUBSIDIARY COMPANIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        FOR THE YEARS ENDED DECEMBER 31:

                             (DOLLARS IN MILLIONS)

                                                          ADDITIONS
                                            BALANCE AT     CHARGED                              BALANCE AT
                                            BEGINNING      TO COSTS                                END
DESCRIPTION                                 OF PERIOD    AND EXPENSES   WRITEOFFS   OTHER (A)   OF PERIOD
-----------                                 ----------   ------------   ---------   ---------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1999
  --Current...............................     $794          $285         $202        $(23)        $854
                                               ====          ====         ====        ====         ====
  --Non-current...........................     $195          $ 34         $ 28        $(43)        $158
                                               ====          ====         ====        ====         ====

1998
  --Current...............................     $775          $165         $188        $ 42         $794
                                               ====          ====         ====        ====         ====
  --Non-current...........................     $164          $ 42         $ 18        $  7         $195
                                               ====          ====         ====        ====         ====

1997
  --Current...............................     $787          $277         $267        $(22)        $775
                                               ====          ====         ====        ====         ====
  --Non-current...........................     $164          $ 30         $ 21        $ (9)        $164
                                               ====          ====         ====        ====         ====

ALLOWANCE FOR INVENTORY LOSSES
1999......................................     $723          $644         $514        $ 16         $869
                                               ====          ====         ====        ====         ====

1998......................................     $791          $761         $847        $ 18         $723
                                               ====          ====         ====        ====         ====

1997......................................     $942          $697         $778        $(70)        $791
                                               ====          ====         ====        ====         ====

------------------------

(A) PRIMARILY COMPRISES CURRENCY TRANSLATION ADJUSTMENTS.

                                 EXHIBIT INDEX

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                         EXHIBIT
     REGULATION                                                                         NUMBER IN
         S-K                              DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
---------------------                     -----------------------                     --------------
                        Plan of acquisition, reorganization, arrangement,
  (2)                   liquidation or succession.                                    Not applicable

  (3)                   Certificate of Incorporation and By-laws.

                        The Certificate of Incorporation of IBM is Exhibit (3)(i) to
                        Form 8-K filed April 28, 1999, and is hereby incorporated by reference.

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

                        The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are
                        Exhibit 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.

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

  (9)                   Voting trust agreement.                                       Not applicable

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                         EXHIBIT
     REGULATION                                                                         NUMBER IN
         S-K                              DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
---------------------                     -----------------------                     --------------
  (10)                  Material contracts.

                        The IBM 1999 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference.

                        The IBM 1997 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.

                        The IBM 1994 Long-Term Performance Plan, a compensatory
                        plan, is contained in Registration Statement No. 33-53777 on
                        Form S-8, filed on May 24, 1994, and is hereby incorporated by reference.

                        Board of Directors compensatory arrangements as described under "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 13, 2000, and is hereby incorporated by reference.

                        The IBM Supplemental Executive Retention Plan.                           VII

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

                        The statement re computation of per share earnings is note T
                        "Earnings Per Share of Common Stock" on page 83 of IBM's
                        1999 Annual Report to Stockholders, which is incorporated
                        herein by reference.

  (12)                  Statement re computation of ratios.                                        I

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                         EXHIBIT
     REGULATION                                                                         NUMBER IN
         S-K                              DESCRIPTION OF EXHIBITS                     THIS FORM 10-K
---------------------                     -----------------------                     --------------
  (13)                  Annual report to security holders.                                        IV

  (18)                  Letter re change in accounting principles.                    Not applicable

  (19)                  Previously unfiled documents.                                 Not applicable

  (21)                  Subsidiaries of the registrant.                                           II

                        Published report regarding matters submitted to vote of
  (22)                  security holders.                                             Not applicable

  (23)                  Consents of experts and counsel.                                         III

  (24)                  Powers of attorney.                                                        V

  (27)                  Financial Data Schedule.                                                  VI

                        Information from reports furnished to state insurance
  (28)                  regulatory authorities.                                       Not applicable

  (99)                  Additional exhibits.                                          Not applicable