Form 10-Q
period 2000-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2000-05-12
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     1-2360
                                     ------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The registrant has 1,772,836,653 shares of common stock outstanding at March 31, 2000.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three months
           ended March 31, 2000 and 1999 ...................................  1

      Consolidated Statement of Financial Position at
           March 31, 2000 and December 31, 1999 ............................  3

      Consolidated Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999 ...................................  5

      Notes to Consolidated Financial Statements ...........................  6

   Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition ..................  8

Part II - Other Information ................................................ 17

   Item 6(a). Exhibits

       Exhibit 99  Reclassified Segment Results 1999 and 1998 .............. 25

         Attachment I -- Segment Revenue and Pre-tax Income Results 1999 ... 25

         Attachment II -- Segment Revenue and Pre-tax Income Results 1998 .. 35

         Attachment III -- Segment Asset Information 1999 and 1998 ......... 45

         Attachment IV -- Consolidated Statement of Earnings 1999 .......... 47

         Attachment V -- Consolidated Statement of Earnings 1998 ........... 49

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                              Three Months Ended
per share amounts)                                            March 31,
                                                       ------------------------
                                                         2000            1999*
                                                       --------        --------
Revenue:
Hardware                                               $  7,712        $  8,751
Global Services                                           7,552           7,550
Software                                                  2,927           2,920
Global Financing                                            816             705
Enterprise Investments/Other                                341             391
                                                       --------        --------
Total revenue                                            19,348          20,317

Cost:
Hardware                                                  5,593           6,352
Global Services                                           5,597           5,567
Software                                                    584             555
Global Financing                                            384             311
Enterprise Investments/Other                                179             274
                                                       --------        --------
Total cost                                               12,337          13,059
                                                       --------        --------

Gross profit                                              7,011           7,258
Expense:
Selling, general and administrative                       3,706           3,937
Research, development and
 engineering                                              1,172           1,181
Other income                                               (189)           (134)
Interest expense                                            152             174
                                                       --------        --------
Total expense                                             4,841           5,158

Income before income taxes                                2,170           2,100
Income tax provision                                        651             630
                                                       --------        --------
Net income                                                1,519           1,470
Preferred stock dividends                                     5               5
                                                       ========        ========

Net income applicable to common
shareholders                                           $  1,514        $  1,465
                                                       ========        ========

* Reclassified to conform with 2000 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                      2000            1999
                                                    --------        --------
Earnings per share of common
      stock - assuming dilution                     $   0.83        $   0.78

Earnings per share of common
      stock - basic                                 $   0.85        $   0.80

Average number of common
      shares outstanding: (millions)

     Assuming dilution                               1,830.0         1,882.9

     Basic                                           1,777.2         1,823.8

Cash dividends per common share                     $   0.12        $   0.11

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

(Dollars in millions)                              At March 31,
                                                        2000     At December 31,
                                                    (Unaudited)       1999
                                                   ------------  ---------------

Assets
  Current assets:
  Cash and cash equivalents                          $ 3,285        $ 5,043
  Marketable securities -- at fair value,
    which approximates market                            321            788
  Notes and accounts receivable -- trade, net of
    allowances                                        19,735         21,398
  Sales-type leases receivable                         5,585          6,220
  Inventories, at lower of average cost or net
    realizable value
    Finished goods                                     1,305          1,162
    Work in process and raw materials                  3,765          3,706
                                                     -------        -------
  Total inventories                                    5,070          4,868
  Prepaid expenses and other current assets            5,143          4,838
                                                     -------        -------
  Total current assets                                39,139         43,155

  Plant, rental machines and other property           39,117         39,616
    Less: Accumulated depreciation                    22,158         22,026
                                                     -------        -------
  Plant, rental machines and other property -- net    16,959         17,590
  Software                                               742            663
  Investments and sundry assets                       25,924         26,087
                                                     -------        -------
  Total assets                                       $82,764        $87,495
                                                     =======        =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   At March 31,
(Dollars in millions except                           2000       At December 31,
 per share amounts)                                (Unaudited)        1999
                                                   -----------   ---------------
Liabilities and Stockholders' Equity
  Current liabilities:
   Taxes                                             $  3,882      $  4,792
   Accounts payable and accruals                       17,885        20,556
   Short-term debt                                     13,844        14,230
                                                     --------      --------
  Total current liabilities                            35,611        39,578

  Long-term debt                                       14,295        14,124
  Other long-term liabilities                          12,004        11,928
  Deferred income taxes                                 1,336         1,354
                                                     --------      --------
  Total liabilities                                    63,246        66,984

  Stockholders' equity:
   Preferred stock - par value $.01 per share             247           247
     Shares authorized: 150,000,000
     Shares issued: 2000 - 2,546,011
                    1999 - 2,546,011

   Common stock - par value $.20 per share             12,449        11,762
     Shares authorized: 4,687,500,000
     Shares issued: 2000 - 1,883,901,605
                    1999 - 1,876,665,245
   Retained earnings                                   18,085        16,878

   Treasury stock - at cost                            (9,514)       (7,375)
      Shares: 2000 - 91,064,952
              1999 - 72,449,015

   Employee benefits trust                             (2,408)       (2,162)
     Shares: 2000 - 20,000,000
             1999 - 20,000,000

   Accumulated gains and losses not
     affecting retained earnings                          659         1,161
                                                     --------      --------
  Total stockholders' equity                           19,518        20,511
                                                     --------      --------
  Total liabilities and stockholders' equity         $ 82,764      $ 87,495
                                                     ========      ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

(Dollars in millions)                                        2000         1999*
                                                           -------      -------

Cash flow from operating activities:
   Net income                                              $ 1,519      $ 1,470
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                            1,125        1,294
     Amortization of software                                  103          110
     Gain on disposition of fixed and other assets            (242)        (120)
     Changes in operating assets and liabilities            (1,510)        (878)
                                                           -------      -------
   Net cash provided from operating activities                 995        1,876
                                                           -------      -------

Cash flow from investing activities:
   Payments for plant, rental machines
     and other property, net of proceeds                      (712)        (957)
   Investment in software                                     (145)         (97)
   Purchases of marketable securities and other
     investments                                              (129)        (256)
   Proceeds from marketable securities and other
     investments                                               602          349
                                                           -------      -------
   Net cash used in investing activities                      (384)        (961)
                                                           -------      -------

Cash flow from financing activities:
   Proceeds from debt issuance                               1,279        2,059
   Payments to settle debt                                  (1,151)      (1,568)
   Short-term borrowings less than 90 days -- net             (259)         356
   Common stock transactions -- net                         (1,953)      (1,931)
   Cash dividends paid                                        (221)        (208)
                                                           -------      -------
   Net cash used in financing activities                    (2,305)      (1,292)
                                                           -------      -------

Effect of exchange rate changes on
  cash and cash equivalents                                    (64)        (143)
                                                           -------      -------

Net change in cash and cash equivalents                     (1,758)        (520)

Cash and cash equivalents at January 1                       5,043        5,375
                                                           -------      -------

Cash and cash equivalents at March 31                      $ 3,285      $ 4,855
                                                           =======      =======

* Reclassified to conform with 2000 presentation.

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments necessary to a fair statement of the results for the unaudited three-month periods have been made.

2. The Accumulated gains and losses not affecting retained earnings line of stockholders' equity comprises foreign currency translation adjustments and unrealized gains and losses on marketable securities. Net income ($1,519 million and $1,470 million) offset by the decline in foreign currency translation adjustments ($108 million and $590 million) less unrealized (losses)/gains on marketable securities [($394) million and $26 million] was $1,017 million and $906 million for the three-month periods ended March 31, 2000 and 1999, respectively.

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

4. The tables on pages 21 and 22 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

      Effective in the first quarter of 2000, the segment results reflect changes the company made in the organization of its business segments and its expense allocation methodology. Organizationally, the company's major operations continue to comprise three hardware product segments--Technology, Personal Systems, and Enterprise Systems (previously Server); a Global Services segment; a Software segment; a Global Financing segment and an Enterprise Investments segment. The segments are based on several factors, including customer base, homogeneity of products, technology and delivery channels.

      In the first quarter of 2000, the company reorganized the Server Group and renamed it the Enterprise Systems Group. In accordance with that organizational change, the company transferred system-level product businesses from the Technology segment to the Enterprise

Systems segment. Those system-level product businesses are the company's enterprise storage product (known as "Shark"), tape subsystems, the company's storage area network program and Networking Hardware Division products. The reorganized group will focus on cross-server customer requirements for Web servers, enterprise servers, mid-market servers, and for storage subsystems across all computing environments.

      Also in the first quarter of 2000, the company transferred the Retail Store Solutions (RSS) business, a leader in providing point of sale solutions, to the Personal Systems segment from the Enterprise Investment segment. RSS fits well with Personal Systems' Edge of Network initiative to provide customers with network-based solutions enabled by purpose-optimized devices.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the company reclassified external and internal revenue, pre-tax income, assets, depreciation/amortization and capital expenditures/investment software in its segment results to reflect the organizational changes and product transfers between the segments. Exhibit 99 (attachments I - III) present those reclassified results for the four quarters and full years 1999 and 1998.

      Also in accordance with SFAS No. 131, Exhibit 99 (attachments I - III) reflect the company's decision to allocate to specific segments some expense items that previously were unallocated (certain infrastructure reductions and currency exchange gains and losses). The company also enhanced its pre-existing practice of allocating shared expenses, where practical, based on measurable drivers of expense to give a more precise representation of the expenses that are associated with each segment. The results for 1999 and 1998 (full years and the quarters) have been reclassified consistent with the company's management system to facilitate management's analysis and year-to-year comparison of segment results.

      Exhibit 99 (attachments IV and V) present the company's Consolidated Statement of Earnings for the four quarters and full years 1999 and 1998 reclassified to reflect the organizational and product transfers discussed above.

5. The following table provides the liability balances at March 31, 2000 for actions that the company took in 1999:

                                       Liability  Liability   Cash     Liability
                                        Created     as of   Payments/    as of
                                        in 1999   12/31/99  Other Adj.  3/31/00
                                        -------   --------  ----------  -------
Technology Group
MD Actions:
DRAM
  Employee Terminations (1)               $167      $149      $ 30       $119
  Investment in joint venture (2)          152       152         0        152
SSD Actions:
  Employee Terminations (3)                 23         7         7          0
                                          ----      ----      ----       ----
Total                                     $342      $308      $ 37       $271
                                          ====      ====      ====       ====

(1) Workforce reductions that affect approximately 790 employees (455 direct manufacturing and 335 indirect manufacturing) in France. The workforce reductions were substantially completed as of March 31, 2000. The liability as of March 31, 2000, relates to future payments to those terminated employees over their remaining lives.

(2) Acquisition of minority interest in joint venture and charges for equipment leasehold cancellation liabilities and lease rental payments for idle equipment.

(3) The company substantially completed the workforce reductions for the 210 U.S.employees who were remaining at December 31, 1999.

6. Subsequent Events: On April 25, 2000, the company announced that the Board of Directors approved an increase in the quarterly dividend of 8 percent from $.12 to $.13 per common share. The dividend is payable June 10, 2000, to shareholders of record of May 10, 2000.

      On April 25, 2000, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

      The company's first-quarter results reflect a transitional period for the company. The revenue decline in the first quarter of 2000 was driven by three factors: the Y2K slowdown, a significant unanticipated shortfall in revenue from the company's hard disk drive (HDD) business and a series of actions (announced last year) that improved profitability but reduced revenue.

      As expected, the Y2K lockdowns for many of the company's large customers continued well into the first quarter of 2000, affecting demand for System/390 and commercial personal computers, and new contract signings for Global Services. In addition, Y2K services ended. At the end of the first quarter, the company saw a significant increase in the pace of new business activity, most notably in Global Services in Strategic Outsourcing contracts. Also, System/390 customers began to employ new applications on their mainframes as they absorbed most of their remaining excess Y2K test capacity.

      The company had a significant shortfall in its HDD revenue as a result of not shipping its new 10,000 RPM drive when expected. The company plans to ship the new drive shortly, but not in volume until the second half of 2000.

      The company took actions in the past four quarters that improved profitability but adversely affected revenue in the first quarter of 2000. In the second quarter of 1999, the company took actions that were designed to better align the operations and cost structure of its Technology Group with that Group's strategic direction. In the third quarter of 1999, the company entered into a sale of intellectual property to and a global alliance with Cisco Sytems, Inc. (Cisco) that decreased networking hardware revenue, but created a broad relationship with Cisco under which the company and Cisco will offer a full spectrum of services and work together to provide end-to-end solutions for customers' e-business and networking needs.

      The company also took a number of initiatives in the personal computer business at the end of 1999; The company changed its approach in the U.S. and European retail channels in favor of reaching consumers over the Web. In the first quarter of 2000, the company increased the percentage of business going through the direct channel, and reduced dealer inventories in the indirect channel to record low levels by limiting sales into the channel. The company also was more selective on special-bid activity and announced a new low-cost personal computer.

Results of Operations

(Dollars in millions)                                Three Months Ended
                                                          March 31
                                                    ---------------------
                                                     2000           1999
                                                    -------       -------

Revenue                                             $19,348       $20,317
Cost                                                 12,337        13,059
                                                    -------       -------
Gross profit                                        $ 7,011       $ 7,258
Gross profit margin                                    36.2%         35.7%
Net income                                          $ 1,519       $ 1,470
Earnings per share of
  common stock:
    Assuming dilution                               $  0.83       $  0.78
    Basic                                           $  0.85       $  0.80

      As a result of the company's share repurchase program, the average number of common shares outstanding assuming dilution was lower by 52.9 million than the first quarter of 1999. The average number of shares assuming dilution was 1,830.0 million in the first quarter of 2000 and 1,882.9 million for the first quarter of 1999. There were 1,772.8 million shares outstanding at March 31, 2000.

      Revenue for the three months ended March 31, 2000 decreased 4.8 percent from the same period last year (3 percent decrease at constant currency). Hardware revenue decreased as Personal Systems, Enterprise Systems and Technology revenue declined versus the first quarter of 1999. Global Services revenue was flat due to growth in Strategic Outsourcing and Integrated Technology Services, offset by a sharp year-over-year decline in Y2K services activity and the loss of revenue from the sale of the Global Network. Software revenue was flat as the company's middleware product lines showed growth, while operating systems revenue declined. Global Financing revenue increased 15.8 percent and Enterprise Investment/Other revenue declined 12.6 percent.

      Revenue for the first quarter of 2000 from the company's end-user businesses was $8.4 billion from the Americas, a decrease of 3.7 percent (4 percent decrease at constant currency) compared with the same period last year. Revenue from Europe/Middle East/Africa was $5.4 billion, down 13.3 percent (4 percent decrease at constant currency). Asia-Pacific revenue grew 14.9 percent (8 percent increase at constant currency) to $4.0 billion. OEM revenue across all geographies was $1.4 billion, an 18.8 percent decrease (19 percent decrease at constant currency) compared with the first quarter of 1999.

      The company's total gross profit margin was 36.2 percent in the first quarter compared with 35.7 percent in the first quarter a year ago.

      Total first-quarter expenses declined 6.1 percent, and the company improved its expense-to-revenue ratio by 0.4 points year over year to 25.0 percent.

Hardware

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

Total revenue                                        $7,712        $8,751
Total cost                                            5,593         6,352
                                                     ------        ------
Gross profit                                         $2,119        $2,399
Gross profit margin                                    27.4%         27.4%

      Revenue from hardware for the first quarter of 2000 declined 11.9 percent (11 percent at constant currency) when compared with the same period in 1999.

      Personal Systems revenue declined year-over-year as the company took initiatives to improve long-term profitability. These steps included bringing dealer inventories to record low levels while reducing low-profitability special bid activity. In addition, the company changed its approach in the U.S. and European retail channels in favor of reaching consumers over the Web. While overall personal computer revenue declined, Netfinity server products and Thinkpad revenue increased in the quarter.

      Enterprise Systems revenue declined in the first quarter of 2000 versus the first quarter of 1999. Revenue from System/390, storage products (specifically tape and direct access storage devices) and networking hardware declined from the first quarter of 1999. These declines were partially offset by revenue growth in the Web server product line, which includes RS/6000 and NUMA-Q products, with particularly strong demand for the RS/6000 S80 model. AS/400 revenue increased year-over-year, especially in mid-range and high-end servers.

      Technology revenue decreased in the first quarter of 2000 versus the comparable period in 1999. The decrease was driven by lower DRAM revenue as a result of the steps the company took in the second quarter of 1999 to minimize its dependence on high-volume manufacturing of DRAM memory components. In addition, HDD revenue declined due primarily to not shipping the company's new 10,000 RPM drives. These decreases were partially offset by higher revenue from custom logic chips.

      Hardware gross profit dollars for the first quarter of 2000 decreased 11.7 percent from the comparable period in 1999, primarily due to lower revenue in the first quarter of 2000 versus the first quarter of 1999. The hardware gross profit margin was flat versus the prior year, although the microelectronics margin improved as a result of the actions taken within the company's DRAM business in 1999. In addition, gross profit margins for AS/400 and Web server improved year-over-year. These increases were offset by lower gross profit margins associated with System/390, storage products and OEM storage technology. Personal Systems margins were flat compared with first quarter 1999 margins.

Global Services

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

Total revenue                                        $7,552        $7,550
Total cost                                            5,597         5,567
                                                     ------        ------
Gross profit                                         $1,955        $1,983
Gross profit margin                                    25.9%         26.3%

      Global Services revenue was flat (up 1 percent at constant currency) in the first quarter of 2000 compared with the same period last year. Revenue was adversely affected by two events: the sale in 1999 of the IBM Global Network to AT&T and a sharp year-over-year decline in Y2K services activity. After adjusting for those factors, Global Services revenue (excluding maintenance) increased 9 percent (10 percent at constant currency) compared with the same period last year. Maintenance revenue was flat (up 1 percent at constant currency) in the first quarter of 2000 versus the same period in 1999. Growth in Strategic Outsourcing Services and Integrated Technology Services revenue in the first quarter of 2000 was partially offset by lower revenue from Business Innovation Services and the sale of the Global Network. The company signed $8.6 billion in services contracts in the first quarter of 2000.

       Global Services gross profit dollars decreased 1.4 percent in the first quarter of 2000, compared with the year-ago period. The decline in gross profit dollars and margin was a result of a lower margin in Integrated Technology Services partially offset by an improved margin in Strategic Outsourcing Services.

Software

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

Total revenue                                        $2,927        $2,920
Total cost                                              584           555
                                                     ------        ------
Gross profit                                         $2,343        $2,365
Gross profit margin                                    80.0%         81.0%

      Revenue from software for the first quarter of 2000 was flat year-over-year (up 3 percent at constant currency) over the comparable period in 1999. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had revenue growth of 5 percent over the first three months of 1999. The company continues to focus on helping customers use its software to transform their businesses into e-businesses, particularly in collaboration with the company's Global Services and channel partners.

      The company's middleware products continued to grow due to the company's ability to integrate; the growing participation on non-IBM platforms and the expanding market coverage as more partnerships were formed with Independent Software Vendors, Web Integrators and service providers; and a dedicated sales staff of 6,600 people.

      Operating-systems software revenue declined 11 percent in the first quarter of 2000 when compared with the year-ago period. The decline in the first quarter revenue was primarily driven by AS/400 products. While AS/400 hardware revenue grew in the quarter, a large portion of the growth came from systems upgrades, which generate less incremental operating-systems revenue than sales of new systems.

      Software gross profit dollars for the first quarter of 2000 declined 0.9 percent versus the same period in 1999. The decline in gross profit dollars and margin was due primarily to higher vendor royalty payments and purchased vendor software.

Global Financing

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

Total revenue                                          $816          $705
Total cost                                              384           311
                                                     ------        ------
Gross profit                                           $432          $394
Gross profit margin                                    52.9%         55.9%

            First quarter 2000 Global Financing revenue increased 15.8 percent (17 percent at constant currency) compared with the same period of 1999. Growth in used equipment sales, commercial financing and continued growth in financing of software and services drove the increase in revenue.

      Global Financing gross profit dollars increased 9.6 percent for the first quarter of 2000 versus the same period in 1999. The gross profit margin declined
3.0 points primarily driven by the mix toward more used equipment sales and a lower gross profit margin on used equipment year-over-year.

Enterprise Investments / Other

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

Total revenue                                          $341          $391
Total cost                                              179           274
                                                     ------        ------
Gross profit                                           $162          $117
Gross profit margin                                    47.6%         29.7%

      Revenue from Enterprise Investments/Other decreased 12.6 percent (13 percent at constant currency) in the first three months of 2000, versus the comparable period in 1999. The first quarter 2000 revenue decreased as a result of the company's decision in 1999 to discontinue certain product lines such as automated teller machines, and lower revenue from CATIA software products.

      The Enterprise Investments/Other gross profit dollars increased 38.5 percent in the first quarter of 2000, versus the same periods of 1999. The increase was primarily a result of the company's discontinued product lines.

Expenses

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                    ----------------------
                                                      2000           1999
                                                    -------        -------

Selling, general and administrative                 $ 3,706        $ 3,937
Percentage of revenue                                  19.2%          19.4%

Research, development and engineering               $ 1,172        $ 1,181
Percentage of revenue                                   6.1%           5.8%

      Selling, general and administrative expense decreased 5.9 percent in the first three months of 2000 compared with the same period in 1999. The company continues to manage aggressively its infrastructure expense and its overall portfolio to allow for investment in growth segments of the business. Also, the company continues to partner more with other companies to build industry solutions and continues to benefit from growth in licensing of its intellectual property.

      Research, development and engineering expense decreased 0.8 percent for the first three months of 2000 compared with the same period of 1999.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing was $348 million for the first quarter of 2000, of which the company capitalized $7 million.

      The effective tax rate for the first three months of 2000 and 1999 was
30.0 percent.

Financial Condition

      During the first quarter of 2000, the company continued to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $1,323 million for Research, development and engineering, $963 million for Plant, rental machines and other property and $2,144 million for the repurchase of the company's common shares. The company had $3,606 million in Cash and cash equivalents and Marketable securities at March 31, 2000.

Cash Flow

(Dollars in millions)                                 Three Months Ended
                                                           March 31
                                                    ----------------------
                                                      2000           1999
                                                    -------        -------

Net cash provided from (used in):
   Operating activities                             $   995        $ 1,876
   Investing activities                                (384)          (961)
   Financing activities                              (2,305)        (1,292)
                                                    -------        -------
Effect of exchange rate changes on cash
   and cash equivalents                                 (64)          (143)
                                                    -------        -------

Net change in cash and cash equivalents             $(1,758)       $  (520)

Working Capital

(Dollars in millions)                        At March 31,      At December 31,
                                                 2000               1999
                                             ------------      ---------------
Current assets                                  $39,139           $43,155
Current liabilities                              35,611            39,578
                                                -------           -------
  Working capital                               $ 3,528           $ 3,577
Current ratio                                    1.10:1            1.09:1

      Current assets decreased $4,016 million from year-end 1999 primarily due to decreases of $2,225 million in Cash and cash equivalents and Marketable securities and $2,298 million in Accounts receivable partially offset by increases of $305 million in Prepaid expenses and other current assets and $202 million in net Inventories. The decrease in Cash and cash equivalents and Marketable securities resulted primarily from capital expenditures, retirement of debt and stock repurchases, partially offset by cash generated from operations which declined primarily due to tax payments made in the first quarter of 2000. The decline in accounts receivable was attributable to the collection of typically higher year-end accounts receivable balances. The increase in prepaid expenses and other current assets reflects seasonal increases from year-end levels. Net Inventories increased primarily within Microelectronics, Storage Systems and Personal Systems Group, offset by a decline in Enterprise Systems Group.

      Current liabilities decreased $3,967 million from year-end 1999 with declines of $2,671 million in Accounts payable and other accruals, and $910 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels), and $386 million in Short-term debt.

Investments

      During the first three months of 2000, the company invested $963 million in Plant, rental machines and other property, a decline of $135 million from the comparable 1999 period. The company invested in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for hard disk drives and microelectronics.

Debt and Equity

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $145 million of software costs during the first three months of 2000, an increase of $48 million from the comparable period in 1999. Amortization of capitalized software costs was $103 million during the first three months of 2000, a decline of $7 million from the comparable 1999 period.

      Investments and sundry assets were $25,924 million at March 31, 2000, a decrease of $163 million from year-end 1999, resulting primarily from declines in non-current receivables and deferred tax assets partially offset by an increase in prepaid pension assets.

(Dollars in millions)                 At March 30,      At December 31,
                                          2000               1999
                                      ------------      ---------------

Global financing debt                  $ 25,966            $ 26,799
Non-global financing debt                 2,173               1,555
                                       --------            --------
Total debt                             $ 28,139            $ 28,354

Stockholders' equity                   $ 19,518            $ 20,511

Debt/capitalization                       59.0%               58.0%
EBITDA / interest expense                    9x                  9x
Non-global financing:
  Debt/capitalization                     13.0%                9.0%
  EBITDA/interest expense                   19x                 19x
Global financing debt/equity              5.2:1               5.5:1

      Total debt decreased $215 million from year-end 1999 as debt supporting global financing assets decreased $833 million and non-global financing debt increased $618 million. Stockholders' equity decreased $993 million from December 31, 1999, as the increase in the company's retained earnings was more than offset by the common share repurchases.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 2000, $9,239 million of this confirmed line of credit remained unused and available for future use.

      On March 31, 2000, the company issued a $1.0 billion, 5.375 percent Eurobond due March 31, 2005, the net proceeds of which were used for general corporate purposes.

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate effect of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                           Part II - Other Information

ITEM 6 (a). Exhibits

Exhibit Number

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      27    Financial Data Schedule.

      99    Reclassified Segment Results 1999 and 1998.

ITEM 6 (b). Reports on Form 8-K

      The company filed Form 8-K on January 20, 2000, with respect to the company's financial results for the periods ended December 31, 1999 and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended December 31, 1999.

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

                                 International Business Machines Corporation
                                 -------------------------------------------
                                                (Registrant)

Date: May 11, 2000

                                 By:  /s/ Mark Loughridge
                                    ---------------------------------
                                          Mark Loughridge
                                     Vice President and Controller