Form 10-Q
period 2000-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2000-08-14
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The registrant has 1,760,704,711 shares of common stock outstanding at June 30, 2000.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the three and six
           months ended June 30, 2000 and 1999 ...........................    1

      Consolidated Statement of Financial Position at
           June 30, 2000 and December 31, 1999 ...........................    3

      Consolidated Statement of Cash Flows for the six months
           ended June 30, 2000 and 1999 ..................................    5

      Notes to Consolidated Financial Statements .........................    6

   Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition ......    9

Part II - Other Information ..............................................   19

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                  Three Months Ended             Six Months Ended
per share amounts)                                June 30,                       June 30,
                                             ------------------             ----------------

                                           2000           1999*          2000           1999*
                                         --------       --------       --------       --------
Revenue:
Hardware                                 $  9,151       $  9,622       $ 16,863       $ 18,373
Global Services                             8,184          7,988         15,736         15,538
Software                                    3,182          3,126          6,109          6,046
Global Financing                              819            743          1,635          1,448
Enterprise Investments/Other                  315            426            656            817
                                         --------       --------       --------       --------
Total revenue                              21,651         21,905         40,999         42,222

Cost:
Hardware                                    6,654          6,851         12,247         13,203
Global Services                             5,964          5,721         11,561         11,288
Software                                      557            520          1,141          1,075
Global Financing                              369            332            753            643
Enterprise Investments/Other                  164            257            343            531
                                         --------       --------       --------       --------
Total cost                                 13,708         13,681         26,045         26,740
                                         --------       --------       --------       --------

Gross profit                                7,943          8,224         14,954         15,482

Expense:
Selling, general and administrative         3,867          2,846          7,573          6,783
Research, development and
  engineering                               1,269          1,293          2,441          2,474
Other income                                 (130)          (155)          (319)          (289)
Interest expense                              164            197            316            371
                                         --------       --------       --------       --------
Total expense                               5,170          4,181         10,011          9,339

Income before income taxes                  2,773          4,043          4,943          6,143
Income tax provision                          832          1,652          1,483          2,282
                                         --------       --------       --------       --------
Net income                                  1,941          2,391          3,460          3,861
Preferred stock dividends                       5              5             10             10
                                         --------       --------       --------       --------
Net income applicable to common
  shareholders                           $  1,936       $  2,386       $  3,450       $  3,851
                                         ========       ========       ========       ========

* Reclassified to conform with 2000 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                                   June 30,                       June 30,
                                              ------------------             ----------------
                                              2000          1999           2000           1999
                                              ----          ----           ----           ----
Earnings per share of common
      stock - assuming dilution           $    1.06      $    1.28      $    1.89      $    2.05

Earnings per share of common
      stock - basic                       $    1.10      $    1.32      $    1.95      $    2.12

Average number of common
      shares outstanding: (millions)

     Assuming dilution                      1,818.0        1,870.6        1,824.0        1,876.6
     Basic                                  1,767.6        1,812.1        1,772.4        1,818.0
Cash dividends per common share           $    0.13      $    0.12      $    0.25      $    0.23

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                          At June 30,   At December 31,
(Dollars in millions)                                         2000          1999
                                                              ----          ----
                                                           (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $ 2,987      $ 5,043
Marketable securities -- at fair value,
    which approximates market                                   274          788
Notes and accounts receivable -- trade, net of
    allowances                                               21,145       21,398
Sales-type leases receivable                                  5,056        6,220
Inventories, at lower of average cost or  net
   realizable value
   Finished goods                                             1,038        1,162
   Work in process and raw materials                          3,721        3,706
                                                            -------      -------
Total inventories                                             4,759        4,868
Prepaid expenses and other current assets                     5,216        4,838
                                                            -------      -------
Total current assets                                         39,437       43,155

Plant, rental machines and other property                    38,506       39,616
    Less: Accumulated depreciation                           21,872       22,026
                                                            -------      -------
Plant, rental machines and other property -- net             16,634       17,590
Software                                                        740          663
Investments and sundry assets                                26,138       26,087
                                                            -------      -------

Total assets                                                $82,949      $87,495
                                                            =======      =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               At June 30,    At December 31,
(Dollars in millions except                                       2000             1999
 per share amounts)                                              ----             ----
                                                              (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
   Taxes                                                        $ 3,690          $ 4,792
   Accounts payable and accruals                                 17,857           20,556
   Short-term debt                                               12,315           14,230
                                                               --------         --------
Total current liabilities                                        33,862           39,578

Long-term debt                                                   16,859           14,124
Other long-term liabilities                                      11,660           11,928
Deferred income taxes                                             1,394            1,354
                                                               --------         --------
Total liabilities                                                63,775           66,984

Stockholders' equity:
   Preferred stock - par value $.01 per share                       247              247
     Shares authorized: 150,000,000
     Shares issued and outstanding: 2000 -  2,546,011
                                    1999 -  2,546,011

   Common stock - par value $.20 per share                       12,570           11,762
     Shares authorized: 4,687,500,000
     Shares issued: 2000 - 1,887,704,696
                    1999 - 1,876,665,245
   Retained earnings                                             19,750           16,878

   Treasury stock - at cost                                     (11,287)          (7,375)
      Shares: 2000 - 106,999,985
              1999 - 72,449,015

   Employee benefits trust                                       (2,218)          (2,162)
     Shares: 2000 -  20,000,000
             1999 -  20,000,000

Accumulated gains and losses not
affecting retained earnings                                         112            1,161
                                                               --------         --------
Total stockholders' equity                                       19,174           20,511
                                                               --------         --------

Total liabilities and stockholders' equity                     $ 82,949         $ 87,495
                                                               ========         ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

(Dollars in millions)                                        2000         1999*
                                                             ----         -----

Cash flow from operating activities:
   Net income                                             $ 3,460       $ 3,861
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                           2,246         3,669
     Amortization of software                                 220           203
     Gain on disposition of fixed and other assets           (425)       (3,796)
     Changes in operating assets and liabilities           (3,016)         (417)
                                                          -------       -------
   Net cash provided from operating activities              2,485         3,520
                                                          -------       -------

Cash flow from investing activities:
   Payments for plant, rental machines
     and other property, net of proceeds                   (1,571)       (2,155)
   Investment in software                                    (262)         (209)
   Purchases of marketable securities and other
     investments                                             (453)       (2,292)
   Proceeds from marketable securities and other
      investments                                             880         1,104
   Proceeds from sale of the IBM Global Network                --         4,081
                                                          -------       -------
   Net cash (used in) provided from
      investment activities                                (1,406)          529
                                                          -------       -------

Cash flow from financing activities:
   Proceeds from debt issuance                              4,796         2,986
   Payments to settle debt                                 (4,048)       (3,274)
   Short-term borrowings less than 90 days -- net             290           177
   Common stock transactions -- net                        (3,624)       (3,259)
   Cash dividends paid                                       (458)         (433)
                                                          -------       -------

   Net cash used in financing activities                   (3,044)       (3,803)
                                                          -------       -------

Effect of exchange rate changes on
  cash and cash equivalents                                   (91)         (156)
                                                          -------       -------

Net change in cash and cash equivalents                    (2,056)           90

Cash and cash equivalents at January 1                      5,043         5,375
                                                          -------       -------

Cash and cash equivalents at June 30                      $ 2,987       $ 5,465
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

2. The following table summarizes the Accumulated gains and losses not affecting retained earnings.

(Dollars in millions)                        Three Months Ended          Six Months Ended
                                                 June 30,                    June 30,
                                             ------------------          ----------------
                                            2000          1999          2000          1999
                                            ----          ----          ----          ----
Net Income                                $ 1,941       $ 2,391       $ 3,460       $ 3,861
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
     adjustments                             (184)         (162)         (293)         (752)
  Net unrealized (losses)/gains on
     marketable securities                   (363)          (24)         (756)            2
                                          -------       -------       -------       -------
Accumulated gains and losses
     not affecting retained earnings      $ 1,394       $ 2,205       $ 2,411       $ 3,111
                                          =======       =======       =======       =======

3. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date Of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000, although early adoption is encouraged. SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133, issued in June 2000, establish accounting and reporting standards for derivative instruments. They require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The company will adopt these standards as of January 1, 2001. Management does not expect the adoption to have a material effect on the company's results of operations; however, the effect on the company's financial position depends on the fair values of the company's derivatives and related financial instruments at the date of adoption.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The company is currently reviewing the provisions of SAB 101. The company expects to complete its review of SAB 101 by the end of the fourth quarter of 2000.

4. The tables on pages 27 through 30 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

      Effective in the first quarter of 2000, results reflect changes the company made in the organization of its business segments, including the transfer of the systems-level product businesses from the Technology segment to the Enterprise Systems segment and the transfer of point-of-sale products from the Enterprise Investments segment to the Personal Systems segment. Also reflected are changes the company made in its expense allocation methodology, allocating expense items previously unallocated and enhancing shared expense allocations. Second-quarter and first-half 1999 results have been reclassified to conform with the 2000 presentation.

5. The second quarter 1999 results include a pre-tax benefit of $1,610 million ($687 million after tax, or $.37 per diluted common share) related to the sale of IBM's Global Network, a change in estimate related to the depreciable life of personal computers used within the company and actions within the company's Technology Group. That benefit is reflected in Selling, general and administrative expense.

      Sale of IBM Global Network. In December 1998, the company announced that it would sell its Global Network business to AT&T for $5 billion.

      During the second quarter of 1999, the company completed the sales of its Global Network businesses in the United States, Japan, the United Kingdom, and Ireland, for approximately $4,192 million. The company recognized a pre-tax gain of $3,430 million on the sales ($2,102 million after tax, or $1.12 per diluted common share).

      Change in Estimate. As a result of a change in estimate of the useful life of personal computers (PCs), from five years to three years, the company recognized a charge in the second quarter of 1999 for $404 million ($241 million after tax, $.13 per diluted common share). The company wrote off the net book value of PCs that were 3 years or older and therefore, had no remaining useful life. The remaining book value of the assets will be depreciated over the remaining new useful life. The net effect on future operations is expected to be minimal as the increased depreciation due to the shorter life will be offset by the lower depreciable base attributable to the write-off of PCs older than three years.

      Technology Group Actions. During the second quarter of 1999, the company implemented actions that were designed to better align the operations and cost structure of IBM's Technology Group with that group's strategic direction in view of the competitive environment, overcapacity in the industry and resulting pricing pressures. The actions affected the Microelectronics Division (MD) and the Storage Systems Division (SSD) of the company's Technology Group.

      During the second quarter of 1999, the company recorded a charge of $1,416 million ($1,174 million after tax, or $.62 per diluted common share) related to the Technology Group actions. The charge included $190 million related to employee termination benefits and $1,226 million of other costs as described below.

Summary. The following table identifies the significant components of the pre-tax charge related to Technology Group actions, the investments and other asset write-downs in the quarter, and the liability as of June 30, 1999:

                                                               Liability
                                                Investment &    Created      Liability
(Dollars in millions)              Total Pre-   Other Asset     in the         as of
                                      tax          Write-       Second        June 30,
                                    Charges        Downs        Quarter        1999
MD Actions:
DRAM
     Equipment (1)                  $  662        $  662        $   --        $   --
     Employee Terminations (2)         167            --           167           167
     Dominion Investment (3)           171           171            --            --
     MiCRUS Investment (4)             152            --           152           152

SSD Actions:
     Equipment (5)                     241           241            --            --
     Employee Terminations (6)          23            --            23            23
                                    ------        ------        ------        ------
Total Actions                       $1,416        $1,074        $  342        $  342
                                    ======        ======        ======        ======

(1) Represents (a) the difference between net book value and fair value of assets that were contributed to a joint venture, (b) the book value of assets that were idled as a result of the MD actions and that were scrapped and (c) the difference between the net book value and the appraised fair value of test equipment subject to sale-leaseback agreements. The leased test equipment is being used and appropriately expensed.

(2) Workforce reductions that affect approximately 790 employees (455 direct manufacturing and 335 indirect manufacturing) in France.

(3) Write-off of investment in joint venture at the signing of the agreement with Toshiba Corporation.

(4) Acquisition of minority interest in MICRUS and charges for equipment leasehold cancellation liabilities and lease rental payments for idle equipment.

(5) Represents (a) the book value of assets that were idled as a result of the SSD actions and scrapped, (b) write-downs to fair value of equipment under contract for sale and delivery by December 31, 1999, and March 31, 2000, and (c) the difference between the net book value and the appraised fair value of equipment subject to sale-leaseback agreements. The leased equipment is being used and appropriately expensed.

(6) Workforce reductions that affect approximately 900 employees (780 direct manufacturing and 120 indirect manufacturing) in the United States.

      The following table provides the liability balances at June 30, 2000 for actions that the company took in 1999:

                                 Liability                              Liability
                                   as of                                  as of
                                12/31/1999    Payments     Other Adj.*   6/30/2000
                                ----------    --------     -----------   ---------
MD Actions:
DRAM
  Employee Terminations (1)         $149         $ 32         $  5         $112
  MiCRUS Investment (2)              152          152           --           --
SSD Actions:
  Employee Terminations (3)            7            7           --           --
                                    ----         ----         ----         ----

Total                               $308         $191         $  5         $112
                                    ====         ====         ====         ====

(1) The liability as of June 30, 2000, relates to future payments to those terminated employees over their remaining lives.

(2) The MiCRUS semiconductor operation was sold to Philips Semiconductors during June 2000.

(3) The company completed the workforce reductions for the 210 U.S. employees who were remaining at December 31, 1999.

*     Represents translation adjustments due to currency fluctuations.

      In June 2000, the company reached an agreement to sell its MiCRUS semiconductor operations to Philips Semiconductors, an affiliate of Royal Philips Electronics. In the second quarter of 1999 the company accrued shutdown costs associated with the MiCRUS operations. The liability created was primarily for lease termination charges for equipment under the MiCRUS operation. Since June 1999, shutdown activities have been underway and were completed in June 2000. The liabilities accrued for in the second quarter of 1999 have been utilized during the second quarter of 2000. In addition, the company recorded a gain of $40 million from the sale of assets associated with this sale in the second quarter of 2000.

6. Subsequent Event: On July 25, 2000, the company announced that Samuel J. Palmisano and John M. Thompson had been elected to the IBM Board of Directors. In addition, the company announced on July 24, 2000, that Mr. Palmisano had been named president and chief operating officer of IBM and Mr. Thompson had been named IBM Vice Chairman, reporting to IBM Chairman and Chief Executive Officer Louis V. Gerstner, Jr.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

      The company's second-quarter and first-half results were in line with the company's expectations. The company had experienced three quarters of slow revenue growth, driven by a combination of Y2K slowdown and a series of actions taken to improve the company's business portfolio and long-term profitability.

      Revenue performance for the second quarter was constrained by several factors: currency negatively affected revenue growth by one point, hard disk drives (HDDs) and personal computers while improving quarter to quarter were a drag on revenue growth, as were some parts of the company's server business.

      During the second quarter the company began to see a shift in momentum in several areas. The services business saw significant increases in new contract signings which totaled $20 billion for the quarter. A number of product areas also experienced strong growth, including Web management software, e-business consulting, Web hosting, systems integration and wireless chips. The company also experienced a firming of its server business, particularly Web servers which showed strong revenue growth, as well as high-end disk drive revenue, led by the company's advanced Shark product.

Result of Operations

(Dollars in millions)            Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                      --------                   --------
                                 2000          1999         2000          1999
                                 ----          ----         ----          ----

Revenue                        $21,651       $21,905      $40,999       $42,222
Cost                            13,708        13,681       26,045        26,740
                               -------       -------      -------       -------
Gross profit                   $ 7,943       $ 8,224      $14,954       $15,482
Gross profit margin               36.7%         37.5%        36.4%         36.7%
Net income                     $ 1,941       $ 2,391      $ 3,460       $ 3,861
Earnings per share of
     common stock:
        Assuming dilution      $  1.06       $  1.28      $  1.89       $  2.05
        Basic                  $  1.10       $  1.32      $  1.95       $  2.12

      As a result of the company's share repurchase program, the average number of common shares outstanding assuming dilution was lower by 52.6 million than the second quarter in 1999 and the first six months of 1999. The average number of shares assuming dilution was 1,818.0 million in the second quarter of 2000 and 1,824.0 million for the first six months of 2000. There were 1,760.7 million shares outstanding at June 30, 2000.

      Revenue for the three months ended June 30, 2000 decreased 1.2 percent versus the same period last year (flat at constant currency). Hardware revenue declined 4.9 percent driven by lower System/390, AS/400 and storage revenue partially offset by increased microelectronics and Web server revenue. Revenue from Global Services increased 2.4 percent in the quarter but was adversely affected by the sale of the IBM Global Network to AT&T in 1999 and by a year-over-year decline in Y2K services. Software revenue increased 1.7 percent as middleware software showed growth, partially offset by lower operating systems revenue primarily due to lower AS/400 software revenue. Revenue from Global Financing increased 10.1 percent and revenue from Enterprise Investments/Other declined 25.9 percent year-over-year.

      Revenue for the second quarter of 2000 from the company's end-user businesses totaled $9.7 billion from the Americas, a decrease of 3.1 percent (3 percent decrease at constant currency) compared with the same period last year. Revenue from Europe/Middle East/Africa was $5.9 billion, down 8.5 percent (flat at constant currency). Asia-Pacific revenue grew 19.9 percent (13 percent at constant currency) to $4.3 billion. OEM revenue across all geographies was $1.8 billion, a 6.2 percent decrease (7 percent in constant currency) compared with the second quarter of 1999.

      The company's overall gross profit margin was 36.7 percent in the second quarter compared with 37.5 percent in the same period of 1999. The decline in gross profit margin continues to reflect the changing mix of the company's business to services, and a decline in margins in the company's hardware business related to a shift from servers to microelectronics products which have a lower gross profit margin.

      The company's second quarter expenses were $5.2 billion and the expense to revenue ratio was 23.9 percent compared with 19.1 percent in the year earlier period (or 26.4 percent after excluding a 7.3 point improvement from the IBM Global Network sale and other 1999 actions). The actions are described in Note No. 5 to the Consolidated Financial Statements on pages 7 through 9.

      The company's tax rate was 30.0 percent in the second quarter compared with 40.8 percent in the year-earlier period. The decrease was principally due to the IBM Global Network sale and other 1999 actions.

Hardware

(Dollars in millions)          Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                               2000          1999          2000         1999
                               ----          ----          ----         ----

Total revenue                $ 9,151       $ 9,622       $16,863       $18,373
Total cost                     6,654         6,851        12,247        13,203
                             -------       -------       -------       -------
Gross profit                 $ 2,497       $ 2,771       $ 4,616       $ 5,170
Gross profit margin             27.3%         28.8%         27.4%         28.1%

      Revenue from hardware for the second quarter and first six months of 2000 decreased 4.9 percent and 8.2 percent, respectively, when compared with the same periods in 1999.

      Enterprise Systems revenue declined for both the second quarter and first six months of 2000. Revenue from the Web server product line, which includes RS/6000 S80 models and NUMA-Q products increased as customer acceptance of the S80 model continued to be strong. At the end of the second quarter, the company began shipping mid-range servers using copper technology. In addition, revenue from the company's enterprise storage products including Shark accelerated in the second quarter showing growth for the second quarter and first six months of 2000 compared to year-ago periods. These increases were offset by lower revenue from System/390, other storage products (specifically tape products) and AS/400. Although System/390 revenue declined, computing power as measured in MIPS (millions of instructions per second) increased 1 percent reversing the trend of decline that started in the back half of 1999 and concluded with an 8 percent decline in the first quarter of 2000. In the second quarter of 2000, the company announced new models of the AS/400 which began shipping at the end of July 2000. As a result, second-quarter revenue declined as customers awaited the availability of the new models.

      Technology revenue increased for the second quarter and declined for the six months of 2000 when compared with year-ago periods. The increase for the second quarter was driven by strong growth in custom logic products partially offset by lower revenue for HDDs, as a result of not shipping the company's new 10,000 RPM drives. The decline in revenue for the first six months of 2000 was driven by lower HDD revenue, partially offset by strong revenue growth from microelectronics products primarily custom logic chips.

      Personal Systems revenue declined for the second quarter and first six months of 2000 versus the same periods in 1999 as the company continued to take initiatives to improve long-term profitability. During the second quarter, the company replaced or refreshed over 50 percent of its product offerings with new, lower cost products that better match customers' needs. In addition, revenue was affected by the constrained supply from one of the company's major suppliers of planar boards used on the Netfinity and ThinkPad lines. The company is aggressively addressing this problem and expects resolution by the end of the third quarter of 2000.

      Hardware sales gross profit for the second quarter and first six months of 2000 decreased 9.8 percent and 10.7 percent, respectively, from comparable periods in 1999. The hardware gross profit margin decreased 1.5 points and 0.7 points, respectively, from the prior year although microelectronics gross profit margin improved as a result of actions taken within the company's DRAM business in 1999. Gross profit margins improved for the second quarter and first six months of 2000 for AS/400 and Personal Systems products. These increases were offset by lower gross profit margins associated with System/390, Web Server, storage products and OEM storage technology. In addition, in the second quarter of 2000, there was a shift away from server revenue towards microelectronics which has a lower gross profit margin.

Global Services

(Dollars in millions)         Three Months Ended           Six Months Ended
                                  June 30,                     June 30,
                                  --------                     --------
                            2000             1999        2000             1999
                            ----             ----        ----             ----

Total revenue             $ 8,184          $ 7,988     $15,736          $15,538
Total cost                  5,964            5,721      11,561           11,288
                          -------          -------     -------          -------
Gross profit              $ 2,220          $ 2,267     $ 4,175          $ 4,250
Gross profit margin          27.1%            28.4%       26.5%            27.4%

      Global Services revenue increased 2.4 percent and 1.3 percent, respectively, in the second quarter and first six months of 2000, when compared with the same periods of last year. Revenue was affected by two events: the sale of the IBM Global Network to AT&T and a decline in Y2K services activity. After adjusting for those factors, Global Services revenue (excluding maintenance) increased 10 percent and 9 percent for the second quarter and first six months of 2000 versus the same periods of 1999. Growth in Strategic Outsourcing Services and Integrated Technology Services revenue in the second quarter and first six months of 2000 was partially offset by lower revenue from Business Innovation Services (primarily due to a decline in Y2K activity) and the sale of the IBM Global Network. Maintenance revenue grew 1 percent in the second quarter of 2000 and was flat for the first six months of 2000 when compared to the same periods of 1999. New contract signings in the second quarter were over $20 billion and the backlog is now at $75 billion. Those signings included 20 deals that individually were valued at over $100 million and three deals individually valued at over $1 billion.

      The company's discrete e-business services revenue grew very strongly in the second quarter and first six months of 2000 when compared with the year-earlier periods. The company continued to invest in the required skills and capabilities by hiring 1,800 people to address e-business and high growth offerings, while retraining almost 3,000 employees through its e-mobilization efforts. In addition, the company has opened 12 of 16 e-business innovation centers in the U.S., Europe and Asia. The company continues to invest in the development of solutions such as e-commerce, e-marketplaces and web hosting. The company also provides more e-enablement by building and supporting customers' web infrastructures and storage area networks.

      Global Services gross profit dollars decreased in the second quarter and first six months of 2000 by 2.1 percent and 1.7 percent, respectively, when compared with year-ago periods. The decline in gross profit dollars and margin was a result of lower utilization rates in Business Innovation Services and Integrated Technology Services due to the rapid hiring and retraining the company has been doing to rebalance its skills towards e-business. The maintenance margin declined 1 point in the second quarter of 2000 and was flat for the first six months of 2000 when compared to the same periods of 1999.

Software

(Dollars in millions)              Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   2000         1999         2000         1999
                                   ----         ----         ----         ----

Total revenue                     $3,182       $3,126       $6,109       $6,046
Total cost                           557          520        1,141        1,075
                                  ------       ------       ------       ------
Gross profit                      $2,625       $2,606       $4,968       $4,971
Gross profit margin                 82.5%        83.4%        81.3%        82.2%

      Revenue from software for the second quarter and first six months of 2000 increased 1.7 percent and 1.0 percent, respectively, over comparable periods in 1999. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had revenue growth of 7 percent and 6 percent, respectively, for the second quarter and first six months of 2000 versus comparable periods of 1999. Middleware is the software that powers the infrastructure of the company's e-business solutions. The company continues to focus on helping customers use its software to transform their businesses to e-businesses, particularly in collaboration with Global Services and channel partners.

      Operating-systems software revenue declined 12 percent for the second quarter and first six months of 2000, when compared with year-ago periods. The decreases were primarily due to lower AS/400 software revenue as a result of product transitions.

      Software gross profit dollars for the second quarter of 2000 increased 0.7 percent and were flat for the six months of 2000 versus the same periods in 1999. The increase in gross profit dollars in the second quarter of 2000 was due to increased revenue and lower levels of amortization costs, partially offset by higher services costs and vendor royalty payments. The year-to-date dynamics reflected a similar pattern as the second quarter, except the services costs and royalty payments more closely offset the increase in revenue and lower amortization costs.

Global Financing

(Dollars in millions)              Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                         --------                 --------
                                    2000         1999        2000          1999
                                    ----         ----        ----          ----

Total revenue                     $  819       $  743       $1,635       $1,448
Total cost                           369          332          753          643
                                  ------       ------       ------       ------
Gross profit                      $  450       $  411       $  882       $  805
Gross profit margin                 55.0%        55.3%        53.9%        55.6%

      Global Financing revenue increased 10.1 percent and 12.9 percent, respectively, for the second quarter and first six months of 2000, when compared with the same periods of 1999. The increases in revenue were primarily driven by growth in used equipment sales and commercial financing.

      Global Financing gross profit dollars increased 9.4 percent and 9.5 percent, respectively, for the second quarter and first six months of 2000, versus the same periods of 1999. The increase in gross profit dollars was primarily driven by higher sales of used equipment and an improving gross profit margin on these sales. The gross profit margins declined 0.3 points and 1.7 points, respectively, for the second quarter and first six months of 2000 versus the same periods of 1999. The declines were primarily driven by the mix towards more used equipment sales.

Enterprise Investments / Other

(Dollars in millions)              Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                    2000         1999         2000         1999
                                    ----         ----         ----         ----

Total revenue                       $315         $426         $656         $817
Total cost                           164          257          343          531
                                    ----         ----         ----         ----
Gross profit                        $151         $169         $313         $286
Gross profit margin                 47.9%        39.6%        47.7%        34.8%

      Revenue from Enterprise Investments/Other decreased 25.9 percent and 19.5 percent, respectively, for the second quarter and first six months of 2000, versus comparable periods in 1999. The decreases were driven primarily by the company's decision in 1999 to discontinue certain product lines such as automated teller machines.

      The Enterprise Investments/Other gross profit dollars decreased 10.3 percent and increased 10.2 percent, respectively, in the second quarter and first six months of 2000, versus the same periods of 1999. The decrease in the second quarter of 2000 was primarily driven by lower revenue associated with product lines discontinued in the second quarter of 1999. The increase in gross profit dollars for the first six months of 2000 was primarily due to the shift in mix of revenue to software products, which have a higher gross profit margin than the hardware product lines the company discontinued in 1999.

Expenses

(Dollars in millions)                          Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                              2000           1999           2000           1999
                                              ----           ----           ----            ----
Selling, general and administrative        $  3,867       $  2,846       $  7,573       $  6,783
Percentage of revenue                          17.9%          13.0%          18.5%          16.1%

Research, development and engineering      $  1,269       $  1,293       $  2,441       $  2,474
Percentage of revenue                           5.9%           5.9%           6.0%           5.9%

      Selling, general and administrative (SG&A) expense for the second quarter and first six months of 2000 increased 35.9 percent and 11.7 percent, respectively, from the same periods in 1999. The increases were driven by the net benefit of $1,610 million associated with the sale of the IBM Global Network and other actions taken in the second quarter of 1999. (See Note No. 5 to the Consolidated Financial Statements on pages 7 through 9 for further information). Excluding the 1999 actions, SG&A expense decreased 13.2 percent for the second quarter of 2000 and 9.8 percent for the first six months of 2000 compared with the same periods of 1999.

      The company continues to manage aggressively its infrastructure expense and its overall portfolio to allow for investment in growth segments of the business. The company remains focused on maintaining affordable expense levels. The company continues to benefit from growth in licensing its intellectual property, as well as lower expenses from the sale of the IBM Global Network and actions taken in 1999 to exit businesses like networking hardware and DRAM. Expense benefited from gains associated with asset sales related to the MiCRUS semiconductor operations (See Note No. 5 to the Consolidated Financial Statements on page 9 for further information) and the sale of various parcels of land. Commission and compensation related expenses in the second quarter of 2000 were lower in some of the business units reflecting their year-to-year dynamics, particularly against a strong second quarter last year and the effect of currency which also was a benefit to SG&A expense in both the second quarter and first six months of 2000.

      Research, development and engineering expense decreased 1.8 percent and
1.3 percent, respectively, for the second quarter and first six months of 2000, when compared with the same periods of 1999.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $351 million and

$699 million for the second quarter and first six months of 2000, respectively. Of these amounts, the company capitalized $8 million for the second quarter and $15 million for the first six months of 2000.

      For the twelve months ended December 31, 1999, the company realized cost and expense reductions of $762 million (as noted in Footnote W on pages 86-88 of the 1999 IBM Annual Report) due to the funded status of its pension plans. Of the total 1999 annual savings, the conversion to the amended U.S. pension plan, the Personal Pension Account (PPA), which was announced in the second quarter of 1999, contributed an estimated $167 million. In 2000, the company continues to benefit from the returns generated by its pension plan assets. Through the first six months of 2000, the benefit was approximately $606 million which represented an increase of $261 million over the same period in 1999, with only $20 million of the increase due to the PPA conversion. These cost and expense reductions were offset by other salary and benefit increases. Future effects of pension plans on the operating results of the company depend on economic conditions and investment performance.

      The effective tax rate for the quarter ended June 30, 2000, was 30.0 percent versus 40.8 percent for the same period in 1999 (or 30.0 percent after excluding 10.8 points due to the IBM Global Network sale and other second-quarter actions taken by the company in 1999).

      The effective tax rate for the first six months of 2000 was 30.0 percent versus 37.1 percent for the same period in 1999. The 7.1 point decrease from the 1999 rate was primarily a result of the same factors that affected the second quarter effective tax rate.

Financial Condition

      During the first half of 2000, the company continued to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $2,688 million for Research, development and engineering, $2,372 million for Plant, rental machines and other property and $3,906 million for the repurchase of the company's common shares. The company had $3,261 million in Cash and cash equivalents and Marketable securities at June 30, 2000.

Cash Flow

(Dollars in millions)                                       Six Months Ended
                                                                June 30,
                                                                --------
                                                          2000             1999
                                                          ----             ----
Net cash provided from (used in):
   Operating activities                                 $ 2,485         $ 3,520
   Investing activities                                  (1,406)            529
Financing activities                                     (3,044)         (3,803)
Effect of exchange rate changes on cash
   and cash equivalents                                     (91)           (156)
                                                        -------         -------

Net change in cash and cash equivalents                 $(2,056)        $    90
                                                        =======         =======

      Cash flows from operating activities in the first half of 2000 declined $1,035 million from the 1999 period primarily due to tax payments made in 2000 relating to the sale of the IBM Global Network in 1999.

      Cash flows from investing activities declined $1,935 million from the comparable 1999 period. The 1999 period included the proceeds from the sale of the IBM Global Network partially offset by payments to purchase marketable securities and other investments. Payments for plant, rental machines and other property net of proceeds declined $584 million from the 1999 period.

      Cash flows from financing activities increased $759 million due primarily to an increase in debt financing in the first half of 2000.

Working Capital

(Dollars in millions)                            At June 30,     At December 31,
                                                    2000              1999
                                                    ----              ----

Current assets                                    $39,437           $43,155
Current liabilities                                33,862            39,578
                                                  -------           -------
  Working capital                                 $ 5,575           $ 3,577

Current ratio                                      1.16:1            1.09:1

      Current assets declined $3,718 million from year-end 1999 with decreases of $2,570 million in Cash and cash equivalents and Marketable securities, $1,417 million in accounts receivable ($253 million in Notes and accounts receivable and $1,164 million in Sales-type leases receivable) and $109 million in Inventories offset by an increase of $378 million in Prepaid expenses and other current assets. The decrease in Cash and cash equivalents and Marketable securities resulted primarily from capital expenditures and stock repurchases partially offset by cash generated from operations and the net proceeds from the issuances of debt and the disposition of marketable securities and other investments. The decline in accounts receivable is attributable to the collection of traditionally higher year-end accounts receivable balances. Inventory declines primarily resulted from inventory reductions within the Enterprise Systems and Technology Groups. The increase in Prepaid expenses and other current assets reflects seasonal increases from year-end levels.

      Current liabilities declined $5,716 million with declines of $2,699 million in Accounts payable and accruals (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), $1,915 million in Short-term debt and $1,102 million in Taxes payable primarily due to a large tax payment made in the first quarter of 2000, relating to the IBM Global Network sale in 1999.

Investments

      During the first half of 2000, the company invested $2,372 million in Plant, rental machines and other property, a decline of $493 million from the comparable 1999 period. The company's investments were in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for HDDs and microelectronics.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $262 million of software costs (both internal use and licensed programs) during the first half of 2000, an increase of $53 million from the comparable period in 1999. Amortization of capitalized software costs was $220 million during the first half of 2000, an increase of $17 million from the comparable 1999 period.

      Investments and sundry assets were $26,138 million at June 30, 2000, an increase of $51 million from year-end 1999, resulting primarily from increases in non-current sales-type lease receivables and prepaid pension assets offset by decreases in alliance investments and non-current customer loan receivables and installment receivables.

Debt and Equity

(Dollars in millions)                           At June 30,      At December 31,
                                                   2000               1999
                                                   ----               ----

Global financing debt                            $26,687            $26,799
Non-global financing debt                          2,487              1,555
                                                 -------            -------
Total debt                                       $29,174            $28,354

Stockholders' equity                             $19,174            $20,511

Debt/capitalization                                 60.3%              58.0%
EBITDA / interest expense                            10x                 9x
Non-global financing:
  Debt/capitalization                               14.6%               9.0%
  EBITDA/interest expense                            21x                19x

Global financing debt/equity                       5.7:1              5.5:1

      Total debt increased $820 million from year-end 1999 as non-global financing debt increased $932 million and debt supporting the growth in global financing assets decreased $112 million. Stockholders' equity declined $1,337 million from December 31, 1999, resulting primarily from the common share repurchases and the decrease in the accumulated gains and losses not affecting retained earnings partially offset by the increase in retained earnings.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 2000, $8,931 million of this confirmed line of credit remained unused and available for future use.

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

                           Part II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

      The International Business Machines Corporation held its Annual Meeting of Stockholders on April 25, 2000. For more information on the following proposals, refer to the company's proxy statement dated March 13, 2000, the relevant portions of which are incorporated herein by reference.

      (1) The stockholders elected each of the twelve nominees to the Board of Directors for a one-year term:

                   DIRECTOR                    FOR                   WITHHELD
                 --------------           -------------              --------
                 C. Black                 1,404,881,977             30,200,208
                 K. I. Chenault           1,387,020,375             48,061,810
                 J. Dormann               1,388,002,008             47,080,177
                 L. V. Gerstner,  Jr.     1,403,310,759             31,771,426
                 N.O. Keohane             1,404,163,447             30,918,738
                 C. F. Knight             1,402,530,650             32,551,535
                 M. Makihara              1,404,360,928             30,721,257
                 L. A. Noto               1,404,837,803             30,244,382
                 J. B. Slaughter          1,403,940,049             31,142,136
                 A. Trotman               1,403,718,749             31,363,436
                 L. C. van Wachem         1,402,844,191             32,237,994
                 C. M. Vest               1,404,600,103             30,482,082

ITEM 4. Submission of Matters to a Vote of Security Holders - (continued)

      (2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company:

For                                        1,398,698,173
Against                                       27,495,262
Abstain                                        8,888,750
                                           -------------
Total                                      1,435,082,185

      (3) The stockholders approved the adoption of the IBM 2000 Employee Stock Purchase Plan:

For                                         1,342,388,113
Against                                        80,401,645
Abstain                                        12,292,427
                                            -------------
Total                                       1,435,082,185

      (4) The stockholders defeated a shareholder proposal on Executive
Compensation:

For                                            84,596,479
Against                                       976,858,872
Abstain                                        39,910,004
Broker No Vote                                333,716,830
                                            -------------
Total                                       1,435,082,185

      (5) The stockholders defeated a shareholder proposal on Pension and Retirement Medical:

For                                           299,799,711
Against                                       763,637,144
Abstain                                        37,928,500
Broker No Vote                                333,716,830
                                            -------------
Total                                       1,435,082,185

ITEM 6 (a). Exhibits

Exhibit Number

       3    The By-laws of IBM as amended through July 25, 2000.

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      22 The company's proxy statement dated March 13, 2000, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

      27    Financial Data Schedule

ITEM 6 (b). Reports on Form 8-K

      The company filed Form 8-K on April 13, 2000, to incorporate by reference into Registration Statement No. 333-70521 on Form S-3, effective March 9, 1999, the Underwriting Agreement dated April 6, 2000, among International Business Machines Corporation, Morgan Stanley & Co. International Limited, Tokyo-Mitsubishi International PLC, Bear, Stearns & Co. Inc., Daiwa Securities SB Capital Markets Europe Limited, Deutsche Bank AG London, J.P. Morgan Securities Ltd., Nomura International PLC and Salomon Brothers International Limited. In addition, the Form of the 0.9% Note due 2003 was filed. No financial statements were filed with this Form 8-K.

      The company filed Form 8-K on April 19, 2000, with respect to the company's financial results for the period ended March 31, 2000 and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended March 31, 2000.

      The company filed Form 8-K on May 5, 2000, in order to reflect: (i) the number of common shares carried over from a prior registration statement to the registration statement for the 1995 IBM Employees Stock Purchase Plan (ESPP);
(ii) the balance of ESPP shares available as of March 31, 2000 after giving effect to two common stock splits and to the utilization of ESPP shares through such date, and (iii) the company's intent to carry over and utilize all common shares remaining available under the 1995 ESPP registration statement in future registration statements under Rule 429. No financial statements were filed with this Form 8-K.

      The company filed Form 8-K on June 28, 2000, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Agency Agreement dated June 22, 2000, among International Business Machines Corporation, Chase Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Salomon Smith Barney Inc. No financial statements were filed with this Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     International Business Machines Corporation
                                     (Registrant)

Date: August 14, 2000

                                     By:
                                                   Mark Loughridge
                                         -----------------------------------
                                                   Mark Loughridge
                                            Vice President and Controller