Form 10-Q
period 2000-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2000-11-13
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The registrant has 1,754,379,601 shares of common stock outstanding at September 30, 2000.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1. Consolidated Financial Statements

    Consolidated Statement of Earnings for the three and nine
       months ended September 30, 2000 and 1999 ...........................    1

    Consolidated Statement of Financial Position at
       September 30, 2000 and December 31, 1999 ...........................    3

    Consolidated Statement of Cash Flows for the nine months
       ended September 30, 2000 and 1999 ..................................    5

    Notes to Consolidated Financial Statements ............................    6

   Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition ...............    9

Part II - Other Information ...............................................   20

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                  Three Months Ended          Nine Months Ended
per share amounts)                              September 30,               September 30,
                                          ----------------------      ----------------------

                                              2000          1999*         2000          1999*
                                          --------      --------      --------      --------
Revenue:
Hardware                                  $  9,451      $  9,065      $ 26,314      $ 27,438
Global Services                              8,230         7,898        23,966        23,436
Software                                     2,918         3,010         9,027         9,056
Global Financing                               859           774         2,494         2,222
Enterprise Investments/Other                   323           397           979         1,214
                                          --------      --------      --------      --------
Total revenue                               21,781        21,144        62,780        63,366

Cost:
Hardware                                     6,815         6,750        19,062        19,953
Global Services                              6,042         5,715        17,603        17,003
Software                                       549           567         1,690         1,642
Global Financing                               404           335         1,157           978
Enterprise Investments/Other                   170           213           513           744
                                          --------      --------      --------      --------
Total cost                                  13,980        13,580        40,025        40,320
                                          --------      --------      --------      --------

Gross profit                                 7,801         7,564        22,755        23,046
Expense:
Selling, general and administrative          3,726         3,501        11,299        10,284
Research, development and engineering        1,261         1,383         3,702         3,857
Other income                                  (173)         (134)         (492)         (423)
Interest expense                               183           185           499           556
                                          --------      --------      --------      --------
Total expense                                4,997         4,935        15,008        14,274

Income before income taxes                   2,804         2,629         7,747         8,772
Income tax provision                           841           867         2,324         3,149
                                          --------      --------      --------      --------
Net income                                   1,963         1,762         5,423         5,623
Preferred stock dividends                        5             5            15            15
                                          --------      --------      --------      --------

Net income applicable to common
shareholders                              $  1,958      $  1,757      $  5,408      $  5,608
                                          ========      ========      ========      ========

*Reclassified to conform with 2000 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                      -----------------------     -----------------------

                                         2000          1999         2000          1999
                                         ----          ----         ----          ----
Earnings per share of common
   stock - assuming dilution          $    1.08     $    0.93     $    2.97     $    2.99

Earnings per share of common
   stock - basic                      $    1.11     $    0.97     $    3.06     $    3.09

Average number of common
   shares outstanding: (millions)

   Assuming dilution                    1,809.8       1,869.6       1,819.3       1,874.7

   Basic                                1,758.1       1,805.2       1,767.6       1,813.7

Cash dividends per common share       $    0.13     $    0.12     $    0.38     $    0.35

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                     At September 30,
(Dollars in millions)                                     2000          At December 31,
                                                       (Unaudited)           1999
                                                     ----------------   ---------------
Assets
Current assets:
Cash and cash equivalents                                $ 2,880           $ 5,043
Marketable securities -- at fair value,
   which approximates market                                 153               788
Notes and accounts receivable -- trade, net of
   allowances                                             21,898            21,398
Sales-type leases receivable                               4,806             6,220
Inventories, at lower of average cost or net
   realizable value

   Finished goods                                          1,212             1,162
   Work in process and raw materials                       3,697             3,706
                                                         -------           -------
Total inventories                                          4,909             4,868
Prepaid expenses and other current assets                  5,391             4,838
                                                         -------           -------
Total current assets                                      40,037            43,155

Plant, rental machines and other property                 38,086            39,616
   Less: Accumulated depreciation                         21,757            22,026
                                                         -------           -------
Plant, rental machines and other property -- net          16,329            17,590
Software                                                     759               663
Investments and sundry assets                             26,751            26,087
                                                         -------           -------

Total assets                                             $83,876           $87,495
                                                         =======           =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               At September 30,
(Dollars in millions except                          2000        At December 31,
 per share amounts)                               (Unaudited)         1999
                                               ---------------   ---------------
Liabilities and Stockholders' Equity
Current liabilities:
   Taxes                                           $  3,802         $  4,792
   Accounts payable and accruals                     18,315           20,556
   Short-term debt                                   10,695           14,230
                                                   --------         --------
Total current liabilities                            32,812           39,578
Long-term debt                                       18,676           14,124
Other long-term liabilities                          11,499           11,928
Deferred income taxes                                 1,342            1,354
                                                   --------         --------
Total liabilities                                    64,329           66,984
Stockholders' equity:
   Preferred stock - par value $.01 per share           247              247
     Shares authorized: 150,000,000
     Shares issued and outstanding:
                    2000 - 2,546,011
                    1999 - 2,546,011
   Common stock - par value $.20 per share           12,895           11,762
     Shares authorized: 4,687,500,000
     Shares issued: 2000 - 1,892,134,368
                    1999 - 1,876,665,245
   Retained earnings                                 21,429           16,878
   Treasury stock - at cost                         (12,592)          (7,375)
      Shares: 2000 - 117,754,767
              1999 - 72,449,015
   Employee benefits trust                           (2,272)          (2,162)
     Shares: 2000 - 20,000,000
             1999 - 20,000,000
   Accumulated gains and losses not
     affecting retained earnings                       (160)           1,161
                                                   --------         --------
Total stockholders' equity                           19,547           20,511
                                                   --------         --------
Total liabilities and stockholders' equity         $ 83,876         $ 87,495
                                                   ========         ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

(Dollars in millions)                                       2000          1999
                                                            ----          ----
Cash flow from operating activities:
   Net income                                              $ 5,423      $ 5,623
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                            3,285        5,010
     Amortization of software                                  346          319
     Gain on disposition of fixed and other assets            (710)      (4,554)
     Changes in operating assets and liabilities            (3,796)         362
                                                           -------      -------
   Net cash provided from operating activities               4,548        6,760
                                                           -------      -------

Cash flow from investing activities:
   Payments for plant, rental machines
     and other property, net of proceeds                    (2,501)      (3,373)
   Investment in software                                     (406)        (321)
   Purchases of marketable securities and other
     investments                                              (850)      (2,754)
   Proceeds from marketable securities and other
     investments                                             1,335        1,081
   Proceeds from sale of the IBM Global Network                 --        4,808
                                                           -------      -------
   Net cash used in investing activities                    (2,422)        (559)
                                                           -------      -------

Cash flow from financing activities:
   Proceeds from debt issuance                               7,719        4,658
   Payments to settle debt                                  (6,711)      (5,639)
   Short-term borrowings less than 90 days -- net              377         (650)
   Common stock transactions -- net                         (4,817)      (4,544)
   Cash dividends paid                                        (694)        (656)
                                                           -------      -------

   Net cash used in financing activities                    (4,126)      (6,831)
                                                           -------      -------

Effect of exchange rate changes on
  cash and cash equivalents                                   (163)        (163)
                                                           -------      -------

Net change in cash and cash equivalents                     (2,163)        (793)

Cash and cash equivalents at January 1                       5,043        5,375
                                                           -------      -------

Cash and cash equivalents at September 30                  $ 2,880      $ 4,582
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

2. The following table summarizes the Accumulated gains and losses not affecting retained earnings.

(Dollars in millions)                     Three Months Ended        Nine Months Ended
                                             September 30,           September 30,
                                         --------------------     --------------------
                                            2000         1999        2000         1999
                                            ----         ----        ----         ----
Net Income                               $ 1,963      $ 1,762     $ 5,423      $ 5,623
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
     adjustments                            (243)         276        (536)        (476)
  Net unrealized (losses)/gains on
     marketable securities                   (29)         193        (785)         195
                                         -------      -------     -------      -------
Accumulated gains and losses
     not affecting retained earnings     $ 1,691      $ 2,231     $ 4,102      $ 5,342
                                         =======      =======     =======      =======

3. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date Of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000, although early adoption is encouraged. SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133, issued in June 2000, establish accounting and reporting standards for derivative instruments. They require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The company will adopt these standards as of January 1, 2001. The actual effect on the company's financial statements will depend on the fair value of the company's derivatives and related financial instruments at the date of adoption. The effect is also contingent upon the outcome of current deliberations on certain issues by the Derivatives Implementation Group (DIG) and the approval of the DIG's recommendations by the Financial Accounting Standards Board (FASB). As a result of the uncertainty surrounding the forthcoming guidance by the FASB, the estimated effect of implementation on income before income taxes is expected to be between a charge of $25 million and a benefit of $50 million. Additionally, the adoption of the new standard is estimated to result in an increase in stockholders' equity of approximately $300 million. These estimates are based on market information and the company's portfolio of derivatives and related financial instruments as of September 30, 2000.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The company is currently reviewing the provisions of SAB 101. The company will complete its review of SAB 101 by the end of the fourth quarter of 2000.

      On March 16, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus in EITF 00-2, Accounting for Web Site Development Costs. This issue deals with how an entity should account for costs incurred to develop a Web site. The consensus is effective as of the first quarter beginning after June 30, 2000. As a result of this consensus, the company changed its accounting policies to capitalize certain phases of Web site development costs which were previously expensed as incurred. The company will amortize these amounts on a straight-line basis over two years. As a result of this consensus, the company has capitalized $37 million as of September 30, 2000, and this amount is included in the caption "Software" in the Consolidated Statement of Financial Position.

4. The tables on pages 25 through 28 of this Form 10-Q reflect the results of the company's segments consistent with the company's management system. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could be arrived at for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

      Effective in the first quarter of 2000, results reflect changes the company made in the organization of its business segments, including the transfer of the systems-level product businesses from the Technology segment to the Enterprise Systems segment and the transfer of point-of-sale products from the Enterprise Investments segment to the Personal Systems segment. Also reflected are changes the company made in its expense allocation methodology, allocating expense items previously unallocated and enhancing shared expense allocations. Third-quarter and first nine months of 1999 results have been reclassified to conform with the 2000 presentation.

5. The third quarter 1999 results included a pre-tax benefit of $201 million ($63 million after tax, or $.03 per diluted common share) related to the sale of IBM's Global Network, actions within the company's Technology Group, and charges for acquired in-process research and development related to three purchase acquisitions.

      Sale of the IBM Global Network. In December 1998, the company announced that it would sell its Global Network business to AT&T for $5 billion.

      During the third quarter of 1999, the company sold its Global Network business in 34 countries for approximately $727 million, bringing the year-to-date total to 38 countries and $4,919 million. The company recognized a pre-tax gain of $586 million on the third-quarter sales ($366 million after tax, or $.19 per diluted common share).

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

      As a result of the announcement of the alliance, demand for the router and switch products from both existing and new customers abruptly deteriorated. Thus, the company took a pre-tax charge totaling $178 million ($109 million after tax, or $.06 per diluted common share) related to a write-down to net realizable value of its inventory of router and switch products ($144 million) and related contract cancellation fees ($34 million).

      During the second quarter of 1999, the company approved and implemented actions designed to better align the operations of IBM's Technology Group with that group's strategic direction in view of the competitive environment, overcapacity in the industry and resulting pricing pressures. As part of those actions, the company announced (in the second quarter) aggressive steps to improve the competitive position of its Storage Systems Division (SSD) by merging server hard disk drive product lines and realigning operations. The company integrated all server hard disk drives into a single low-cost design platform that uses common development and manufacturing processes. The company took a pre-tax charge of $264 million in the second quarter and those actions were completed by the first half of 2000.

      The actions within SSD resulted in additional third-quarter 1999 pre-tax charges of $96 million ($83 million after tax, or $.04 per diluted common share). That amount included write-downs to fair value of equipment (a) that was idle and scrapped ($42 million), (b) under contract for sale ($7 million), and
(c) subject to sale-leaseback agreements ($47 million write-down of the equipment to appraised fair value).

      The following table provides the liability balances at September 30, 2000 for actions that the company took in 1999:

                                    Liability                             Liability
(Dollars in Millions)                  as of                                as of
                                    12/31/1999   Payments   Other Adj.*   9/30/2000
                                    ----------   --------   -----------   ---------
MD Actions:
DRAM
  Employee Terminations (1)            $149        $ 40        $(11)        $ 98
  MiCRUS Investment (2)                 152         152          --           --
SSD Actions:
  Employee Terminations (3)               7           7          --           --
                                       ----        ----        ----         ----
Total                                  $308        $199        $(11)        $ 98
                                       ====        ====        ====         ====

(1) The liability as of September 30, 2000, relates to future payments to those terminated employees over their remaining lives.
(2) The MiCRUS semiconductor operation was sold to Philips Semiconductors during June 2000.
(3) The company completed the workforce reductions for the 210 U.S. employees who were remaining at December 31, 1999.
*     Represents translation adjustments due to currency fluctuations.

      Acquisitions. On September 24, 1999, the company acquired all of the outstanding capital stock of Sequent Computer Systems, Inc. (Sequent) for approximately $828 million or $18 for each outstanding share of Sequent common stock. Sequent was an acknowledged leader in systems based on NUMA (non-uniform memory access) architecture.

      On September 29, 1999, the company completed the acquisition of Mylex Corporation (Mylex) for approximately $259 million or $12 for each outstanding share of Mylex common stock. Mylex was a leading developer of technology for moving, storing, protecting and managing data in desktop and networked environments.

      On September 27, 1999, the company acquired DASCOM, Inc., (DASCOM) an industry leader in Web-based and enterprise-security technology, for approximately $115 million.

      The company accounted for each acquisition as a purchase transaction. The effects of these acquisitions on the company's consolidated financial statements were not material. In connection with the acquisitions of Sequent, Mylex and DASCOM, the company recorded a pre-tax charge for research, development and engineering of $111 million ($111 million after tax, or $.06 per diluted common share) for acquired in-process research and development (IPR&D). At the date of each acquisition, the IPR&D projects had not yet reached technological feasibility and had no alternative future uses. The value of the IPR&D reflects the relative value and contribution of the acquired research and development to the company's existing research or product times.

6. Subsequent Events: On October 31, 2000, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

      On October 31, 2000, the Board of Directors elected Sidney Taurel, 51, chairman, and chief executive officer of Eli Lilly and Company, to the board, bringing the number of IBM directors to 15.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

      The company's third quarter results showed diluted earnings per share growth of 16.1 percent versus the same quarter of 1999 and an accelerated growth in revenue relative to the first half of 2000. Revenue declined by 5 percent in the first quarter of 2000, declined 1 percent in the second quarter of 2000 and increased 3 percent in the third quarter of 2000, versus the comparable periods in 1999. The company's revenue in the third quarter was affected by three items. First, demand for the company's microelectronics products from both internal and external customers far exceeded the company's ability to supply components. Secondly, the upcoming release of the company's new high-end server slowed demand for the S/390 family of servers. Finally, parts of the company's software business slowed unexpectedly in September. Additionally, currency had a negative effect on revenue as the U.S. dollar has continued to strengthen against other currencies on a year-to-year basis. On the positive side, Global Services revenue continued to overtake the Y2K pause that pressured the first half of 2000, and the company's personal computer business rebounded with strong demand for Netfinity servers and Thinkpad products. The company continues to believe that the breadth of its portfolio and strength of its global position has allowed it to produce consistently good earnings. The company expects its broad portfolio will be even more important to its success going forward.

Results of Operations

(Dollars in millions)               Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,
                                 -----------------------         -----------------------

                                   2000            1999            2000            1999
                                   ----            ----            ----            ----
Revenue                          $21,781         $21,144         $62,780         $63,366
Cost                              13,980          13,580          40,025          40,320
                                 -------         -------         -------         -------
Gross profit                     $ 7,801         $ 7,564         $22,755         $23,046
Gross profit margin                 35.8%           35.8%           36.2%           36.4%
Net income                       $ 1,963         $ 1,762         $ 5,423         $ 5,623
Earnings per share of
     common stock:
        Assuming dilution        $  1.08         $  0.93         $  2.97         $  2.99
        Basic                    $  1.11         $  0.97         $  3.06         $  3.09

      As a result of the company's share repurchase program, the average number of common shares outstanding assuming dilution was lower by 59.8 million than the third quarter in 1999 and by 55.4 million than the first nine months of 1999. The average number of shares assuming dilution was 1,809.8 million in the third quarter of 2000 and 1,819.3 million for the first nine months of 2000. There were 1,754.4 million shares outstanding at September 30, 2000.

      Revenue for the three months ended September 30, 2000 increased 3.0 percent versus the same period last year (6 percent at constant currency). Hardware revenue improved 4.2 percent driven by higher personal computer, microelectronics, high-end disk drive and Web server revenue, partially offset by lower AS/400, S/390 and HDD (hard disk drive) revenue. Global Services revenue increased 4.2 percent in the quarter, but was adversely affected by the sale of the IBM Global Network to AT&T in 1999 and by a year-over-year decline in Y2K services. Software revenue declined 3.0 percent due to sales execution issues late in the third quarter and an industry-wide transition in the system management software marketplace, which had an adverse effect on the company's Tivoli products. Revenue from Global Financing increased 11.0 percent and revenue from Enterprise Investments/Other declined 18.7 percent year-over-year.

      Revenue for the third quarter of 2000 from the company's end-user businesses totaled $9.7 billion from the Americas, an increase of 0.9 percent (1 percent increase at constant currency) compared with the same period last year. Revenue from Europe/Middle East/Africa was $5.6 billion, down 3.4 percent (up 8 percent at constant currency). Asia-Pacific revenue grew 18.0 percent (17 percent at constant currency) to $4.3 billion. OEM (Original Equipment Manufacturer) revenue across all geographies was $2.1 billion, a 4.4 percent increase (5 percent at constant currency) compared with the third quarter of 1999.

      The company's overall gross profit margin of 35.8 percent in the third quarter of 2000 and 36.4 percent in the third quarter of last year (or 35.8 percent excluding the 1999 actions).

      Third-quarter expense was 5.0 billion and the expense-to-revenue ratio was
22.9 percent, compared with 23.3 percent in the year-earlier period (or 24.9 percent excluding the 1999 actions).

      The company's tax rate was 30.0 percent in the third quarter compared with
33.0 percent in the year-earlier period (or 30.0 percent excluding the 1999 actions).

      Net income for the nine months ended September 30, 2000 was $5.4 billion, or $2.97 per diluted common share, compared with net income of $5.6 billion, or $2.99 per diluted common share, in the year-earlier period (or net income of $4.9 billion, or $2.59 per diluted common share, in 1999 after excluding the after-tax net benefit from the sale of the IBM Global Network and other 1999 actions). Revenue for the nine months ended September 30, 2000 was $62.8 billion, a decrease of 0.9 percent (up 1 percent in constant currency) compared with $63.4 billion for the nine months of 1999.

Hardware

(Dollars in millions)        Three Months Ended             Nine Months Ended
                                September 30,                 September 30,
                           -----------------------       ----------------------
                             2000           1999          2000            1999
                             ----           ----          ----            ----

Total revenue              $ 9,451        $ 9,065        $26,314        $27,438
Total cost                   6,815          6,750         19,062         19,953
                           -------        -------        -------        -------
Gross profit               $ 2,636        $ 2,315        $ 7,252        $ 7,485
Gross profit margin           27.9%          25.5%          27.6%          27.3%

      Revenue from Hardware for the third quarter of 2000 increased 4.2 percent and decreased 4.1 percent for the first nine months of 2000 when compared with the same periods in 1999.

      Technology revenue increased for the third quarter of 2000 and declined for the first nine months of 2000 when compared with year-ago periods. The increase in third quarter revenue was driven by strong growth in custom logic and network technology products, partially offset by lower revenue for HDDs. The decline in revenue for the first nine months of 2000 was driven by lower HDD revenue, partially offset by strong revenue growth from microelectronics products, primarily custom logic chips. The company experienced two supply constraints in the third quarter of 2000, the first was with wafers and the second was with ceramic substrates. In both cases, strong demand for these products from both internal users and external OEM customers exceeded the company's ability to supply these components. The company has initiated both short-and long-term plans designs to help meet these increased requirements. The company announced on October 10, 2000, plans to invest $5.0 billion in the following projects: (1) building an advanced chip-making facility in East Fishkill, New York; (2) expanding its chip-making capacity in Burlington, Vermont and Yasu, Japan, as well as a joint venture in Essonnes, France; and (3) expanding its organic and ceramic chip packaging operations worldwide.

      Enterprise Systems revenue declined in the third quarter and the first nine months of 2000, versus the same periods of 1999. Revenue from the Web server product line, which primarily consists of RS/6000 products, increased in the third quarter and the first nine months of 2000 compared with the same periods of 1999. Customer acceptance of the S80 model continued to be strong, but RS/6000 products were supply constrained in the third quarter. In addition, revenue from the company's storage systems products, which includes Shark, grew for the third quarter and declined for the first nine months of 2000 compared with year-ago periods. S/390 revenue declined, and computing power as measured in MIPS (millions of instructions per second) declined 2 percent in the third quarter of 2000 when compared to the same quarter in 1999, although installed MIPS inventory increased 25 percent from a year ago. S/390 demand slowed in the third quarter of 2000 in anticipation of new models that were announced in early October. AS/400 revenue declined for the third quarter and first nine months of 2000 versus the year earlier periods. Demand for the new models was strong, but revenue declined due to supply constraints.

      Personal Systems revenue increased in the third quarter and declined for the first nine months of 2000 versus the same periods in 1999. The increase in third quarter revenue was driven by Netfinity servers and mobile products partially offset by lower desktop and retail store revenue. The company continues to take initiatives to improve long-term profitability of these products.

      Hardware gross profit dollars increased 13.9 percent and declined 3.1 percent, respectively, for the third quarter and first nine months of 2000 from comparable periods in 1999. The Hardware gross profit margin increased 2.4 points and 0.3 points, respectively, for the third quarter and first nine months of 2000 when compared to the same periods of the prior year. The increase in gross profit margin was primarily driven by improved margins in microelectronics and personal computers, although some of the improvement was offset due to the mix of revenue to lower gross profit margin products e.g., microelectronics and personal computers.

Global Services

(Dollars in millions)        Three Months Ended             Nine Months Ended
                               September 30,                  September 30,
                           ----------------------        ----------------------
                             2000           1999          2000            1999
                             ----           ----          ----            ----

Total revenue              $ 8,230        $ 7,898        $23,966        $23,436
Total cost                   6,042          5,715         17,603         17,003
                           -------        -------        -------        -------
Gross profit               $ 2,188        $ 2,183        $ 6,363        $ 6,433
Gross profit margin           26.6%          27.6%          26.5%          27.5%

      Global Services revenue increased 4.2 percent and 2.3 percent in the third quarter and first nine months of 2000, respectively, when compared with the same periods of last year. Revenue comparisons were adversely affected by two events: the sale of the IBM Global Network to AT&T, and a decline in Y2K services activity. After adjusting for those factors, Global Services revenue (excluding maintenance) increased 9 percent for both the third quarter and first nine months of 2000 versus the same periods in 1999. The third quarter revenue increase was driven by Strategic Outsourcing Services, Integrated Technology Services and Business Innovation Services partially offset by the sale of the IBM Global Network and a decline in Y2K services. Nine months revenue growth was driven by Strategic Outsourcing Services and Integrated Technology Services, partially offset by lower revenue from Business Innovation Services primarily due to decline in Y2K activity and the sale of the IBM Global Network. Maintenance revenue grew 3 percent and 1 percent, respectively, for the third quarter and first nine months of 2000, versus the comparable 1999 periods. New contract signings were strong in the third quarter at $13.3 billion and backlog is now at $81 billion at the end of the third quarter. Those signings included 14 contracts individually valued at over $100 million and 2 contracts individually valued at over $1 billion.

      The company's discrete e-business services revenue grew very strongly in the third quarter and first nine months of 2000 when compared with year-earlier periods. The company continues to invest in the required skills, and capabilities by having hired over 3,000 consultants this quarter for Business Innovation Services up from 2,500 hires in the second quarter of 2000 to support the company's high-demand offerings like CRM and Supply Chain Management. The company continues to invest in the development of solutions such as e-commerce, e-marketplaces and Web hosting. The company also provides e-enablement by building and supporting customers' Web infrastructures and storage area networks.

      Global Services gross profit dollars were flat in the third quarter and declined 1.1 percent for the first nine months of 2000, when compared with year-ago periods. The gross profit margins declined 1 point for both the third quarter and first nine months of 2000 when compared with the same periods in 1999. The decline in gross profit margin was driven by lower utilization rates in Business Innovation Services and Integrated Technology Services due to the rapid hiring and retraining associated with rebalancing its skills toward e-business services. The third quarter gross profit margin decline was partially offset by a maintenance gross profit margin increase of 2 points in the third quarter of 2000, while the gross profit margin for the first nine months of 2000 was flat compared with year-ago periods.

Software

(Dollars in millions)           Three Months Ended           Nine Months Ended
                                    September 30,              September 30,
                               --------------------        --------------------
                                2000          1999          2000          1999
                                ----          ----          ----          ----

Total revenue                  $2,918        $3,010        $9,027        $9,056
Total cost                        549           567         1,690         1,642
                               ------        ------        ------        ------
Gross profit                   $2,369        $2,443        $7,337        $7,414
Gross profit margin              81.2%         81.2%         81.3%         81.9%

      Revenue from software for the third quarter and first nine months of 2000 decreased 3.0 percent and 0.3 percent, respectively, over comparable periods in 1999. Operating-systems software revenue declined 8 percent in the third quarter and 10 percent for the first nine months of 2000 when compared with year-ago periods. The declines were driven by lower AS/400, Web server and S/390 offerings due to hardware product supply constraints and product transitions.

      The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had lower revenue of 1 percent in the third quarter of 2000 and grew 4 percent for the first nine months of 2000 versus comparable periods of 1999. Middleware revenue growth slowed during the third quarter as the company experienced some sales execution issues late in the quarter which resulted in a number of contracts in process not being closed during the quarter. In addition, Tivoli's revenue declined as it was affected by a transition in the systems management software marketplace. Tivoli's business has been based on large integrated systems management solutions. The customers' emphasis is now shifting to software products that focus on specific problems such as managing pervasive devices, security and storage management. While the company's core product revenue has suffered from this transition, new Tivoli products that manage pervasive devices or address security are currently off to a strong start and more products are under development. The company continues to focus on helping customers use its software to transform their businesses to e-businesses, particularly in collaboration with Global Services and channel partners.

      Software gross profit dollars for both the third quarter and first nine months of 2000 decreased 3.1 percent and 1.1 percent, respectively, versus the same periods in 1999. The decline in gross profit dollars was due to lower revenue and higher services costs, partially offset by lower levels of amortization costs associated with previously deferred development spending.

Global Financing

(Dollars in millions)           Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                               --------------------        --------------------
                                2000          1999          2000          1999
                                ----          ----          ----          ----

Total revenue                  $  859        $  774        $2,494        $2,222
Total cost                        404           335         1,157           978
                               ------        ------        ------        ------
Gross profit                   $  455        $  439        $1,337        $1,244
Gross profit margin              53.0%         56.7%         53.6%         56.0%

      Global Financing revenue increased 11.0 percent and 12.2 percent for the third quarter and first nine months of 2000, respectively, when compared with the same periods of 1999. The increases in revenue were primarily driven by growth in used equipment sales and commercial financing.

      Global Financing gross profit dollars increased 3.8 percent and 7.5 percent, respectively, for the third quarter and first nine months of 2000, versus the same periods of 1999. The increases in gross profit dollars were primarily driven by higher sales of used equipment and growth in commercial financing.. The gross profit margin declined 3.7 points and 2.4 points, respectively, for the third quarter and first nine months of 2000, versus the same periods of 1999. The declines were driven by the mix towards more used equipment sales which have a lower gross profit margin.

Enterprise Investments / Other

(Dollars in millions)           Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                               --------------------        --------------------
                                2000          1999          2000          1999
                                ----          ----          ----          ----

Total revenue                  $  323        $  397        $  979        $1,214
Total cost                        170           213           513           744
                               ------        ------        ------        ------
Gross profit                   $  153        $  184        $  466        $  470
Gross profit margin              47.5%         46.2%         47.6%         38.6%

      Revenue from Enterprise Investments/Other decreased 18.7 percent and 19.3 percent, respectively, for the third quarter and first nine months of 2000, versus comparable periods in 1999. The decreases were driven primarily by the company's decision in 1999 to discontinue certain product lines such as automated teller machines.

      The Enterprise Investments/Other gross profit dollars decreased 16.5 percent in the third quarter and essentially flat for the first nine months of 2000, versus the same periods of 1999. The decreases were primarily driven by lower revenue associated with the product lines discontinued in 1999.

Expenses

(Dollars in millions)                           Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            -------------------------       --------------------------
                                               2000            1999            2000             1999
                                               ----            ----            ----             ----
Selling, general and administrative         $   3,726       $   3,501       $  11,299        $  10,284
Percentage of revenue                            17.1%           16.6%           18.0%            16.2%

Research, development and engineering       $   1,261       $   1,383       $   3,702        $   3,857
Percentage of revenue                             5.8%            6.5%            5.9%             6.1%

      Selling, general and administrative (SG&A) expense for the third quarter and first nine months of 2000 increased 6.4 percent and 9.9 percent, respectively, from the same periods in 1999. The increase in the third quarter of 2000 was primarily driven by the 1999 actions including the net pre-tax benefit of $456 million associated with the sale of the IBM Global Network, actions within SSD for write-downs to fair value of equipment and the contract cancellation fees associated with the sale of IP by NHD in the third quarter of 1999. (See Note No. 5 to the Consolidated Financial Statements on pages 7 through 9 for further information). The increase in the first nine months of 2000 reflects the net pre-tax benefit of $2,066 million associated with the sale of the IBM Global Network and the actions taken in the second and third quarter of 1999 to better align the operations of the company's Technology Group with that group's strategic direction. Excluding the 1999 actions, SG&A expense for the third quarter and first nine months of 2000 would have decreased 5.8 percent and 8.5 percent, respectively, versus the same period in 1999.

      The company continues to manage aggressively its infrastructure expense, discretionary spending, occupancy costs, and its overall portfolio to allow for investment in growth segments of the business. The company remains focused on maintaining affordable expense levels. The company continues to benefit from growth in licensing its intellectual property, as well as lower expenses from the sale of the IBM Global Network and actions taken in 1999 to exit businesses like networking hardware and DRAM (dynamic random access memory). Expense has also benefited from gains associated with asset sales throughout the year. The effect of currency also was a benefit to SG&A expense in both the third quarter and first nine months of 2000.

      Research, development and engineering expense decreased 8.8 percent and
4.0 percent, respectively, for the third quarter and first nine months of 2000, when compared with the same periods of 1999. The decreases reflect a $111 million pre-tax charge taken in the third quarter of 1999 for in-process research and development associated with the acquisition of Sequent, Mylex and DASCOM. (See Note No. 5 to the Consolidated Financial Statements on pages 7 through 9 for further information). Those acquisitions are intended to improve the company's long-term competitiveness in the server, storage and Web-security markets, respectively. Research, development and engineering expense for the third quarter and first nine months of 2000, excluding the 1999 charge for in-process research and development, would have decreased 0.9 percent and 1.2 percent, respectively, compared with the same periods of 1999.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $372 million and $1,071 million for the third quarter and first nine months of 2000, respectively. Of these amounts, the company capitalized $8 million for the third quarter and capitalized $23 million for the first nine months of 2000.

      Other income increased 29.1 percent and 16.3 percent, respectively, for the third quarter and first nine months of 2000 versus the same periods of 1999. The increases were primarily a result of gains from sales of available-for-sale securities held by the company.

      For the twelve months ended December 31, 1999, the company realized cost and expense reductions of $762 million (as noted in Footnote W on pages 86-88 of the 1999 IBM Annual Report) due to the funded status of its pension plans. Of the total 1999 annual savings, the conversion to the amended U.S. pension plan, the Personal Pension Account (PPA) which was announced in the second quarter of 1999, contributed an estimated $167 million. In 2000, the company continues to benefit from the returns generated by its pension plan assets. For the third quarter and the first nine months of 2000, the benefit was approximately $ 291 million and $897 million, respectively, which represented an increase of $44 million and $305 million, respectively, over the same period in 1999. These cost and expense reductions were offset by other salary and benefit increases. Future effects of pension plans on the operating results of the company depend on economic conditions and investment performance.

      The effective tax rate for the quarter ended September 30, 2000, was 30.0 percent versus 33.0 percent for the same period in 1999 (or 30.0 percent after excluding 3.0 points due to the IBM Global Network sale and other third-quarter actions taken by the company in 1999).

      The effective tax rate for the first nine months of 2000 was 30.0 percent versus 35.9 percent for the same period in 1999. The 5.9 point decrease from the 1999 rate was primarily a result of the same factors that affected the third quarter effective tax rate.

Financial Condition

      During the first nine months of 2000, the company continued to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $4,073 million for Research, development and engineering, $3,770 million for Plant, rental machines and other property and $5,279 million for the repurchase of the company's common shares. The company had $3,033 million in Cash and cash equivalents and Marketable securities at September 30, 2000.

Cash Flow

(Dollars in millions)                                      Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                         2000             1999
                                                         ----             ----
Net cash provided from (used in):
   Operating activities                                $ 4,548          $ 6,760
   Investing activities                                 (2,422)            (559)
   Financing activities                                 (4,126)          (6,831)
Effect of exchange rate changes on cash
   and cash equivalents                                   (163)            (163)
                                                       -------          -------

Net change in cash and cash equivalents                $(2,163)         $  (793)
                                                       =======          =======

      Cash flows from operating activities in the first nine months of 2000 declined $2,212 million from the 1999 period primarily due to tax payments made in 2000 relating to the sale of the IBM Global Network in 1999.

      Cash flows used in investing activities increased $1,863 million from the comparable 1999 period. The 1999 period included the proceeds from the sale of the IBM Global Network partially offset by payments to purchase marketable securities and other investments. Payments for plant, rental machines and other property net of proceeds declined $872 million from the 1999 period.

      Cash flows used in financing activities decreased $2,705 million due primarily to an increase in debt financing in the first nine months of 2000.

Working Capital

(Dollars in millions)                        At September 30,    At December 31,
                                                   2000                1999
                                             ----------------    ---------------
Current assets                                   $40,037             $43,155
Current liabilities                               32,812              39,578
                                                 -------             -------
  Working capital                                $ 7,225             $ 3,577

Current ratio                                     1.22:1              1.09:1

      Current assets declined $3,118 million from year-end 1999 with decreases of $2,798 million in Cash and cash equivalents and Marketable securities and $914 million in accounts receivable ($1,414 million in Sales-type leases receivable partially offset by an increase of $500 million in Notes and accounts receivable), partially offset by an increase of $553 million in Prepaid expenses and other current assets and $41 million in Inventories. The decrease in Cash and cash equivalents and Marketable securities resulted primarily from capital expenditures and stock repurchases partially offset by cash generated from operations and the net proceeds from the issuances of debt and the disposition of marketable securities and other investments. The decline in accounts receivable is attributable to the collection of traditionally higher year-end accounts receivable balances. The increase in Prepaid expenses and other current assets reflects seasonal increases from year-end levels. The increase in inventories primarily reflect higher inventory levels within Personal Systems Group.

      Current liabilities declined $6,766 million with declines of $3,535 million in Short-term debt, $2,241 million in Accounts payable and accruals (resulting primarily from seasonal declines in these balances from their normally higher year-end levels), and $990 million in Taxes payable primarily due to a large tax payment made in the first quarter of 2000, relating to the sale of the IBM Global Network in 1999.

Investments

      During the first nine months of 2000, the company invested $3,770 million in Plant, rental machines and other property, a decline of $447 million from the comparable 1999 period. The company's investments were in its Global Services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for HDDs and microelectronics.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $406 million of software costs (both internal use and licensed programs, and Website development costs primarily recorded in SG&A expense) during the first nine months of 2000, an increase of $85 million from the comparable period in 1999. Amortization of capitalized software costs was $346 million during the first nine months of 2000, an increase of $27 million from the comparable 1999 period.

      Investments and sundry assets were $26,751 million at September 30, 2000, an increase of $664 million from year-end 1999, resulting primarily from increases in non-current sales-type lease receivables and prepaid pension assets offset by decreases in alliance investments and non-current customer loan receivables and installment receivables.

Debt and Equity

(Dollars in millions)                        At September 30,   At December 31,
                                                    2000            1999
                                             ----------------   ---------------

Global financing debt                             $27,552          $26,799
Non-global financing debt                           1,819            1,555
                                                  -------          -------
Total debt                                        $29,371          $28,354

Stockholders' equity                              $19,547          $20,511

Debt/capitalization                                  60.0%            58.0%
EBITDA / interest expense                             10x               9x
Non-global financing:
  Debt/capitalization                                10.8%             9.0%
  EBITDA/interest expense                             22x              19x
Global financing debt/equity                        6.1:1            5.5:1

      Total debt increased $1,017 million from year-end 1999 as debt supporting the growth in global financing assets increased $753 million, and non-global financing debt increased $264 million. Stockholders' equity declined $964 million from December 31, 1999, resulting primarily from the common share repurchases and the decrease in the accumulated gains and losses not affecting retained earnings partially offset by the increase in retained earnings.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 2000, $9,226 million of this confirmed line of credit remained unused and available for future use.

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency fluctuations and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                           Part II - Other Information

ITEM 6 (a). Exhibits

Exhibit Number

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      27    Financial Data Schedule.

ITEM 6 (b). Reports on Form 8-K

      The company filed Form 8-K on July 20, 2000, with respect to the company's financial results for the periods ended June 30, 2000 and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended June 30, 2000.

      The company filed Form 8-K on September 25, 2000, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Underwriting Agreement dated September 13, 2000, among International Business Machines Corporation, Deutsche Bank AG London, UBS AG, acting through its business group UBS Warburg, ABN AMRO Bank N.V., Bear, Stearns International Limited, BNP Paribas, Chase Manhattan International Limited, Credit Suisse First Boston (Europe) Limited and Salomon Brothers International Limited. In addition, the Form of Floating Rate Note due September 26, 2002 was filed. No financial statements were filed with this Form 8-K.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      International Business Machine Corporation
                                      ------------------------------------------
                                                    (Registrant)

Date: November 13, 2000
                                      By:


                                                   /s/ Mark Loughridge
                                           -------------------------------------
                                                     Mark Loughridge
                                               Vice President and Controller