Form 10-K
period 2000-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2001-03-13
CIK 51143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       VOTING SHARES OUTSTANDING    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        AT MARCH 1, 2001          ON WHICH REGISTERED
-------------------                                    -------------------------   ------------------------
Capital stock, par value $.20 per share                      1,760,803,872         New York Stock Exchange
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2001 was $186.7 billion.

Documents incorporated by reference:

    Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2000 into Parts I, II and IV of Form 10-K.

    Portions of IBM's definitive Proxy Statement dated March 12, 2001 into
Part III of Form 10-K.

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

    Organizationally, the company's major operations comprise three hardware product segments--Technology, Personal Systems and Enterprise Systems; a Global Services segment; a Software segment; a Global Financing segment and an Enterprise Investments segment. The segments are determined based on several factors, including customer base, homogeneity of products, technology and delivery channels.

    IBM offers its products through its global sales and distribution organizations. The sales and distribution organizations have both a geographic focus (in the Americas, Europe/Middle East/Africa, and Asia Pacific) and a specialized and global industry focus. In addition, these organizations include a global sales and distribution effort devoted exclusively to small and medium businesses. IBM also offers its products and services through a variety of third-party business partners, including distributors and resellers, as well as through its on-line channels.

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

    IBM's businesses employ a wide variety of components, supplies and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on a single or limited number of suppliers, although the company makes every effort to assure that alternative sources are available if the need arises. The failure of the company's suppliers to deliver components, supplies and raw materials in sufficient quantities and in a timely manner could adversely affect the company's business. The company's Technology segment results were affected by supply constraints of wafers and ceramic substrates in the second half of 2000. In both cases, strong demand for these items from internal users and external original equipment manufacturer (OEM) customers exceeded the company's ability to supply these components. The company improved its ability to manage this challenge toward the end of the year through short-term and strategic actions.

    IBM's revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict. These factors historically have resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter.

    The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 2000 the company signed contracts totaling $55 billion, which contributed to a services backlog at December 31, 2000 of $85 billion, compared with $60 billion at the end of 1999.

    The company operates in businesses that are subject to intense competitive pressures. The company's businesses face a significant number of competitors, ranging from Fortune 50 companies to an increasing number of relatively small, rapidly growing and highly specialized organizations. The company believes that its combination of technology, performance, quality, reliability, price and the breadth of its products and service offerings are important competitive factors.

    Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do and these competitors may have greater financial, technical and marketing resources available to them than the company businesses against which they compete.

    The company operates in more than 150 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in those countries and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation. For example, weakness in the Asian and Latin American economies had an adverse effect on the company's business in 1998.

    The following information is included in IBM's 2000 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of similar products or services--Pages 89 through 93.

    Financial information by geographic areas--Page 93.

    Amount spent during each of the last three years on research and development activities--Page 82.

    Financial information regarding environmental activities--Page 78.

    The number of persons employed by the registrant--Page 63.

    The management discussion overview--Page 52.

    Forward-looking and Cautionary Statements: Certain statements contained in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

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

    Dependence on and Compensation of Key Personnel: Much of the future success of the company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that the company will be able to successfully retain and attract the key personnel it needs. Many of the company's key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

    Distribution Channels: The company offers its products directly and through a variety of third- party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market.

    Acquisitions and Alliances: The company has made and expects to continue to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully.

ITEM 2. PROPERTIES:

    At December 31, 2000, IBM's manufacturing and development facilities in the United States had aggregate floor space of 40.3 million square feet, of which
31.5 million was owned and 8.8 million was leased. Of these amounts,
1.5 million square feet was vacant and 2.2 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled
15.0 million square feet, of which 10.9 million was owned and 4.1 million was leased. Of these amounts, 0.3 million square feet was vacant and 0.6 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on page 60 of IBM's 2000 Annual Report to Stockholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 12, 2001):

                                                                         OFFICER
                                                                AGE       SINCE
                                                              --------   --------
Chairman of the Board of Directors and Chief Executive
  Officer
Louis V. Gerstner, Jr. (1)..................................     59        1993

Vice Chairman of the Board
John M. Thompson (1)........................................     58        1989

President and Chief Operating Officer
Samuel J. Palmisano (1).....................................     49        1997

Senior Vice Presidents:
Nicholas M. Donofrio, Group Executive.......................     55        1995
Douglas T. Elix, Group Executive............................     52        1999
William A. Etherington, Group Executive.....................     59        1998
J. Bruce Harreld, Strategy..................................     50        1995
Paul M. Horn, Research......................................     54        1996
John R. Joyce, Chief Financial Officer......................     47        1999
David B. Kalis, Communications..............................     53        2000
John E. Kelly III, Group Executive..........................     47        2000
Abby F. Kohnstamm, Marketing................................     47        1998
J. Randall MacDonald, Human Resources.......................     52        2000
Steven A. Mills, Group Executive............................     49        2000
Lawrence R. Ricciardi, General Counsel......................     60        1995
Linda S. Sanford, Group Executive...........................     48        2000
William M. Zeitler, Group Executive.........................     53        2000

Vice Presidents:
Mark Loughridge, Controller.................................     47        1998
Daniel E. O'Donnell, Secretary..............................     53        1998
Robert F. Woods, Treasurer..................................     45        2000

------------------------

(1) Member of the Board of Directors.

    All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of J. Randall MacDonald and Robert F. Woods, has been an executive of IBM or its subsidiaries during the past five years.

    Mr. MacDonald was with GTE (now Verizon Communications), a telecommunications company, as executive vice president of human resources and administration until joining IBM in 2000. He was with GTE for 17 years holding positions of increasing responsibility. Before joining GTE, Mr. MacDonald held human resources positions at Ingersoll-Rand Corporation and Sterling Drug, Inc.

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

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note N "Contingencies" on page 79 of IBM's 2000 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS:

    Refer to pages 94 and 95 of IBM's 2000 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 673,270 common stockholders of record at March 1, 2001.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 94 of IBM's 2000 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 52 through 63 of IBM's 2000 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

    Refer to the section titled "Market Risk" on pages 61 and 62 of IBM'S 2000 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to pages 50 and 51 and 64 through 93 of IBM's 2000 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 8 of IBM's definitive Proxy Statement dated
March 12, 2001, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 13 through 21 of IBM's definitive Proxy Statement dated March 12, 2001, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

        Not applicable.

    (b) Security Ownership of Management:

        Refer to the section entitled "Ownership of Securities--Common Stock and Total Stock-Based Holdings" appearing on pages 11 and 12 of IBM's definitive Proxy Statement dated March 12, 2001, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 10 of IBM's definitive Proxy Statement dated March 12, 2001, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

       1. Financial statements from IBM's 2000 Annual Report to Stockholders which are incorporated herein by reference:

           Report of Independent Accountants (page 51).

           Consolidated Statement of Earnings for the years ended December 31, 2000, 1999 and 1998 (page 64).

           Consolidated Statement of Financial Position at December 31, 2000 and 1999 (page 65).

           Consolidated Statement of Stockholders' Equity at December 31, 2000, 1999 and 1998 (pages 66 and 67).

           Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 (page 68).

           Notes to Consolidated Financial Statements (pages 69 through 93).

       2.  Financial statement schedules required to be filed by Item 8 of this
           Form:

        SCHEDULE
PAGE     NUMBER
----   -----------
 11                  Report of Independent Accountants on Financial
                     Statement Schedules.

S-1            II    Valuation and Qualifying Accounts and Reserves.

    All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the consolidated financial statements or the notes thereto.

3.  Exhibits:

    Included in this Form 10-K:

I    --         Computation of Ratio of Earnings to Fixed Charges and
                Earnings to Combined Fixed Charges and Preferred Stock
                Dividends.

II   --         Parents and Subsidiaries.

III  --         Consent of Independent Accountants.

IV   --         IBM's 2000 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

V    --         Powers of Attorney.

    Not included in this Form 10-K:

     --         The Certificate of Incorporation of IBM is Exhibit (3)(i) to
                Form 8-K filed April 28, 1999, and is hereby incorporated by reference.

     --         The By-laws of IBM as amended through January 1, 2001, is
                Attachment III to Form 8-K dated January 17, 2001, and is hereby incorporated by reference.

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

     -- Board of Directors compensatory plans, as described under "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 12, 2001, which is incorporated herein by reference.

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

     --         The IBM Executive Deferred Compensation Plan is contained in
                Registration Statement No. 333-33692 as Exhibit 4 on
                Form S-8, filed March 31, 2000, and is hereby incorporated by reference.

     --         The IBM Supplemental Executive Retention Plan is
                Exhibit VII to Form 10-K for the year ended December 31,
                1999, and is hereby incorporated by reference.

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

     -- The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to
                Registration Statement No. 33-49475(1) on Form S-3, filed
                May 24, 1993, and are hereby incorporated by reference.

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

     -- IBM's definitive Proxy Statement dated March 12, 2001, certain sections of which have been incorporated herein by reference.

    (b) Reports on Form 8-K:

        The company filed Form 8-K on October 17, 2000, with respect to the company's financial results for the periods ended September 30, 2000 and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended September 30, 2000. In addition, IBM's Chief Financial Officer, John R. Joyce's third-quarter earnings presentation to securities analysts on Tuesday, October 17, 2000 was filed as Attachment II of the Form 8-K.

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

                                            INTERNATIONAL BUSINESS MACHINES CORPORATION
                                                                  (Registrant)

                                            By:               /s/ LOUIS V. GERSTNER, JR.
                                                 ---------------------------------------------------
                                                               (Louis V. Gerstner, Jr.)
                                                          CHAIRMAN OF THE BOARD OF DIRECTORS
                                                             AND CHIEF EXECUTIVE OFFICER

                                                                 Date: March 12, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ JOHN R. JOYCE
     -------------------------------------------       Senior Vice President, Chief    March 12, 2001
                   (John R. Joyce)                       Financial Officer

                 /s/ MARK LOUGHRIDGE
     -------------------------------------------       Vice President and Controller   March 12, 2001
                  (Mark Loughridge)

CATHLEEN BLACK                      Director
KENNETH I. CHENAULT                 Director
NANNERL O. KEOHANE                  Director
MINORU MAKIHARA                     Director
LUCIO A. NOTO                       Director
SAMUEL J. PALMISANO                 President and Chief
                                     Operating Officer
JOHN B. SLAUGHTER                   Director                    By:     /s/ DANIEL E. O'DONNELL
SIDNEY TAUREL                       Director                         -----------------------------
JOHN M. THOMPSON                    Vice Chairman of the Board           (Daniel E. O'Donnell)
ALEX TROTMAN                        Director                                ATTORNEY-IN-FACT
LODEWIJK C. VAN WACHEM              Director
CHARLES M. VEST                     Director                                 March 12, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 17, 2001, appearing on page 51 of the 2000 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 17, 2001

                                                                     SCHEDULE II

      INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                ADDITIONS
                                                  BALANCE AT     CHARGED                               BALANCE AT
                                                  BEGINNING      TO COSTS                                 END
DESCRIPTION                                       OF PERIOD    AND EXPENSES   WRITE-OFFS   OTHER (A)   OF PERIOD
------------------------------------------------  ----------   ------------   ----------   ---------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  2000
    --Current...................................     $854          $286          $247        $ (33)       $860
                                                     ====          ====          ====        =====        ====
    --Noncurrent................................     $158          $(15)         $ 45        $ (11)       $ 87
                                                     ====          ====          ====        =====        ====

  1999
    --Current...................................     $794          $285          $202        $ (23)       $854
                                                     ====          ====          ====        =====        ====
    --Noncurrent................................     $195          $ 34          $ 28        $ (43)       $158
                                                     ====          ====          ====        =====        ====

  1998
    --Current...................................     $775          $165          $188        $  42        $794
                                                     ====          ====          ====        =====        ====
    --Noncurrent................................     $164          $ 42          $ 18        $   7        $195
                                                     ====          ====          ====        =====        ====

ALLOWANCE FOR INVENTORY LOSSES
  2000..........................................     $869          $527          $643        $ (58)       $695
                                                     ====          ====          ====        =====        ====

  1999..........................................     $723          $644          $514        $  16        $869
                                                     ====          ====          ====        =====        ====

  1998..........................................     $791          $761          $847        $  18        $723
                                                     ====          ====          ====        =====        ====

------------------------

(A) Primarily comprises currency translation adjustments.

                                 EXHIBIT INDEX

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                        EXHIBIT NUMBER
    REGULATION SK                         DESCRIPTION OF EXHIBITS                     IN THIS FORM 10-K
---------------------   ------------------------------------------------------------  ------------------
          (2)           Plan of acquisition, reorganization, arrangement,
                        liquidation or succession...................................   Not applicable

          (3)           Certificate of Incorporation and By-laws....................

                        The Certificate of Incorporation of IBM is Exhibit (3)(i) to
                        Form 8-K filed April 28, 1999, and is hereby incorporated by reference...................................................

                        The By-laws of IBM as amended through January 1, 2001, is
                        Attachment III to Form 8-K dated January 17, 2001, and is
                        hereby incorporated by reference............................

          (4)           Instruments defining the rights of security holders.........

                        The instruments defining the rights of the holders of the
                        7.25% Notes due 2002 are Exhibits 4(a) through 4(l) to
                        Registration Statement No. 33-33590 on Form S-3, filed
                        February 22, 1990, and are hereby incorporated by
                        reference...................................................

                        The instruments defining the rights of the holders of the
                        7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to
                        Registration Statement No. 33-49475(1) on Form S-3, filed
                        May 24, 1993, and are hereby incorporated by reference......

                        The instruments defining the rights of the holders of the
                        8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d)
                        to Registration Statement No. 33-31732 on Form S-3, filed on
                        October 24, 1989, are hereby incorporated by reference......

                        The instruments defining the rights of the holders of the
                        7.00% Debentures due 2025 and the 7.00% Debentures due 2045
                        are Exhibits 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference....................

                        The instrument defining the rights of the holders of the
                        7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by
                        reference...................................................

                        The instruments defining the rights of the holders of the
                        6.45% Notes due 2007 and the 6.22% Debentures due 2027 are
                        Exhibit 2 and 3 to Form 8-K, filed on August 1, 1997, and
                        is hereby incorporated by reference.........................

                        The instruments defining the rights of the holders of the
                        6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on
                        January 8, 1998, and is hereby incorporated by reference....

                        The instrument defining the rights of the holders of the
                        5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on
                        January 29, 1999, and is hereby incorporated by reference...

          (9)           Voting trust agreement......................................   Not applicable

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                        EXHIBIT NUMBER
    REGULATION SK                         DESCRIPTION OF EXHIBITS                     IN THIS FORM 10-K
---------------------   ------------------------------------------------------------  ------------------
         (10)           Material contracts..........................................

                        The IBM 1999 Long-Term Performance Plan, a compensatory
                        plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby
                        incorporated by reference...................................

                        The IBM 1997 Long-Term Performance Plan, a compensatory
                        plan, is contained in Registration Statement No. 33-331305 on Form S-8, filed on July 15, 1997, and is hereby
                        incorporated by reference...................................

                        Board of Directors compensatory arrangements as described
                        under "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 12, 2001, and is
                        hereby incorporated by reference............................

                        The IBM Supplemental Executive Retention Plan is Exhibit VII
                        to Form 10-K for the year ended December 31, 1999, and is
                        hereby incorporated by reference............................

                        The IBM Executive Deferred Compensation Plan is contained in
                        Registration Statement No. 333-33692 as Exhibit 4 on
                        Form S-8, filed March 31, 2000, and is hereby incorporated by reference................................................

                        The IBM Board of Directors Deferred Compensation and Equity
                        Award Plan is Exhibit X to Form 10-K for the year ended
                        December 31, 1996, and is hereby incorporated by
                        reference...................................................

                        The IBM Non-Employee Directors Stock Option Plan is Appendix
                        B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.....................

                        The IBM Extended Tax Deferred Savings Plan is Exhibit X to
                        Form 10-K for the year ended December 31, 1994, and is
                        hereby incorporated by reference............................

                        The Employment Agreement for L.V. Gerstner, Jr. is
                        Exhibit 19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference...................................

                        Amendment to Employment Agreement for L.V. Gerstner, Jr.
                        dated as of January 1, 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference................................................

                        Second Amendment to Employment Agreement for L.V. Gerstner,
                        Jr., dated as of November 17, 1997, is Exhibit VI to
                        Form 10-K for the year ended December 31, 1997, and is
                        hereby incorporated by reference............................

         (11)           Statement re computation of per share earnings..............

                        The statement re computation of per share earnings is note S
                        "Earnings Per Share of Common Stock" on page 83 of IBM's
                        2000 Annual Report to Stockholders, which is incorporated
                        herein by reference.........................................

         (12)           Statement re computation of ratios..........................         I

         (13)           Annual report to security holders...........................         IV

      REFERENCE
     NUMBER PER
     ITEM 601 OF                                                                        EXHIBIT NUMBER
    REGULATION SK                         DESCRIPTION OF EXHIBITS                     IN THIS FORM 10-K
---------------------   ------------------------------------------------------------  ------------------
         (18)           Letter re change in accounting principles...................   Not applicable

         (19)           Previously unfiled documents................................   Not applicable

         (21)           Subsidiaries of the registrant..............................         II

         (22)           Published report regarding matters submitted to vote of
                        security holders............................................   Not applicable

         (23)           Consents of experts and counsel.............................        III

         (24)           Powers of attorney..........................................         V

         (28)           Information from reports furnished to state insurance
                        regulatory authorities......................................   Not applicable

         (99)           Additional exhibits.........................................   Not applicable