Form 10-Q
period 2001-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2001-05-15
CIK 51143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     1-2360
                            (Commission file number)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                       13-0871985
                    --------                       ----------
            (State of incorporation)   (IRS employer identification number)

               Armonk, New York                       10504
               ----------------                       ------
  (Address of principal executive offices)          (Zip Code)

                                  914-499-1900
                         (Registrant's telephone number)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

       The registrant has 1,737,417,527 shares of common stock outstanding at March 31, 2001.

                                      Index

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Consolidated Financial Statements

      Consolidated Statement of Earnings for the three months
           ended March 31, 2001 and 2000 ....................................  1

      Consolidated Statement of Financial Position at
           March 31, 2001 and December 31, 2000 .............................  3

      Consolidated Statement of Cash Flows for the three months
           ended March 31, 2001 and 2000 ....................................  5

      Notes to Consolidated Financial Statements ............................  6

   Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition ......... 13

Part II - Other Information ................................................. 23

   Item 6(a).  Exhibits

       Exhibit 99 Reclassified Segment Results 2000 and 1999 ................ 30

          Attachment I -- Segment Revenue and Pre-tax Income Results 2000 ... 30

          Attachment II -- Segment Revenue and Pre-tax Income Results 1999 .. 35

          Attachment III -- Segment Asset Information 2000 and 1999 ......... 40

                         Part I - Financial Information

ITEM 1. Consolidated Financial Statements

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                                Three Months Ended
per share amounts)                                              March 31,
                                                        -----------------------
                                                           2001           2000*
                                                        --------       --------
      Revenue:
      Hardware                                          $  8,547       $  7,712
      Global Services                                      8,471          7,552
      Software                                             2,918          2,927
      Global Financing                                       832            816
      Enterprise Investments/Other                           276            341
                                                        --------       --------
      Total revenue                                       21,044         19,348

      Cost:
      Hardware                                             5,969          5,593
      Global Services                                      6,311          5,597
      Software                                               579            584
      Global Financing                                       438            461
      Enterprise Investments/Other                           139            179
                                                        --------       --------
      Total cost                                          13,436         12,414
                                                        --------       --------

      Gross profit                                         7,608          6,934
      Expense:
      Selling, general and administrative                  3,808          3,706
      Research, development and
        engineering                                        1,203          1,172
      Other income                                            36           (189)
      Interest expense                                        72             75
                                                        --------       --------
      Total expense                                        5,119          4,764

      Income before income taxes                           2,489          2,170
      Provision for income taxes                             739            651
                                                        --------       --------
      Net income                                           1,750          1,519
      Preferred stock dividends                                5              5
                                                        --------       --------

      Net income applicable to common
      shareholders                                      $  1,745       $  1,514
                                                        ========       ========

* Reclassified to conform with 2001 presentation.
(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                          2001            2000
                                                          ----            ----
Earnings per share of common
   stock:

   Assuming dilution                                   $    0.98       $    0.83

   Basic                                               $    1.00       $    0.85

Average number of common
   shares outstanding: (millions)

   Assuming dilution                                     1,781.2         1,830.0

   Basic                                                 1,740.9         1,777.2

Cash dividends per common share                        $    0.13       $    0.12

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

(Dollars in millions)                             At March 31,
                                                      2001       At December 31,
                                                   (Unaudited)        2000
                                                   -----------        ----

Assets
Current assets:
Cash and cash equivalents                            $ 3,793        $ 3,563
Marketable securities -- at fair value,
    which approximates market                             74            159
Notes and accounts receivable -- trade, net of
    allowances                                         9,145         10,447
Short-term financing receivables                      16,849         18,705
Other accounts receivable                              1,405          1,574

Inventories, at lower of average cost or net realizable value

   Finished goods                                      1,638          1,446
   Work in process and raw materials                   3,374          3,319
                                                     -------        -------
Total inventories                                      5,012          4,765
Deferred taxes                                         2,350          2,701
Prepaid expenses and other current assets              3,347          1,966
                                                     -------        -------
Total current assets                                  41,975         43,880

Plant, rental machines and other property             38,365         38,455
    Less: Accumulated depreciation                    21,851         21,741
                                                     -------        -------
Plant, rental machines and other property -- net      16,514         16,714
Long-term financing receivables                       12,056         13,308
Investments and sundry assets                         14,245         14,447
                                                     -------        -------

Total assets                                         $84,790        $88,349
                                                     =======        =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      At March 31,
(Dollars in millions except                               2001      At December 31,
 per share amounts)                                    (Unaudited)       2000
                                                       -----------       ----
Liabilities and Stockholders' Equity
Current liabilities:
   Taxes                                                 $  4,168      $  4,827
   Accounts payable and accruals                           17,824        21,374
   Short-term debt                                         10,910        10,205
                                                         --------      --------
Total current liabilities                                  32,902        36,406

Long-term debt                                             17,923        18,371
Other liabilities                                          12,499        12,948
                                                         --------      --------
Total liabilities                                          63,324        67,725

Stockholders' equity:
   Preferred stock - par value $.01 per share                 247           247
     Shares authorized: 150,000,000
     Shares issued and outstanding:
                   2001 and 2000 - 2,546,011

   Common stock - par value $.20 per share                 12,938        12,400
     Shares authorized: 4,687,500,000
     Shares issued: 2001 - 1,898,662,493
                    2000 - 1,893,940,595
   Retained earnings                                       25,160        23,784

   Treasury stock - at cost                               (14,789)      (13,800)
      Shares: 2001 - 141,244,966
              2000 - 131,041,411

   Employee benefits trust                                 (1,927)       (1,712)
     Shares: 2001 and 2000 - 20,000,000

   Accumulated gains and losses not
     affecting retained earnings                             (163)         (295)
                                                         --------      --------
Total stockholders' equity                                 21,466        20,624
                                                         --------      --------
Total liabilities and stockholders' equity               $ 84,790      $ 88,349
                                                         ========      ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

(Dollars in millions)                                         2001        2000
                                                              ----        ----

Cash flow from operating activities:
   Net income                                                $ 1,750    $ 1,519
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                              1,084      1,125
     Amortization of software                                    149        103
     Loss/(gain) on disposition of fixed and other assets         55       (242)
     Changes in operating assets and liabilities              (1,103)    (1,510)
                                                             -------    -------
   Net cash provided from operating activities                 1,935        995
                                                             -------    -------

Cash flow from investing activities:
   Payments for plant, rental machines
     and other property, net of proceeds                      (1,276)      (712)
   Investment in software                                       (134)      (145)
   Purchases of marketable securities and other
     investments                                                 (74)      (129)
   Proceeds from marketable securities and other
      investments                                                102        602
                                                             -------    -------
   Net cash used in investing activities                      (1,382)      (384)
                                                             -------    -------

Cash flow from financing activities:
   Proceeds from new debt                                        578      1,279
   Payments to settle debt                                    (1,052)    (1,151)
   Short-term borrowings/(repayments) less than 90
           days -- net                                         1,364       (259)
   Common stock transactions -- net                             (926)    (1,953)
   Cash dividends paid                                          (234)      (221)
                                                             -------    -------
   Net cash used in financing activities                        (270)    (2,305)
                                                             -------    -------
Effect of exchange rate changes on
  cash and cash equivalents                                      (53)       (64)
                                                             -------    -------

Net change in cash and cash equivalents                          230     (1,758)

Cash and cash equivalents at January 1                         3,563      5,043
                                                             -------    -------

Cash and cash equivalents at March 31                        $ 3,793    $ 3,285
                                                             =======    =======

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three-month periods have been made.

2. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)                                      Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2001           2000
                                                         -------        -------

Net Income                                               $ 1,750        $ 1,519
                                                         -------        -------
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
     adjustments                                            (374)          (108)
  Net unrealized (losses)/gains on
     marketable securities                                    (1)          (394)
  Net unrealized gains/(losses) on
     derivatives                                             507             --
                                                         -------        -------
Total gains/(losses) not affecting
   retained earnings                                         132           (502)
                                                         -------        -------
Net income plus gains and losses
     not affecting retained earnings                     $ 1,882        $ 1,017
                                                         =======        =======

3. On January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in a cumulative effect net-of-tax increase of $219 million to Accumulated gains or losses not affecting retained earnings in the stockholders' equity section of the Consolidated Statement of Financial Position and a cumulative effect net-of-tax charge of $6 million included in Selling, general and administrative expense in the Consolidated Statement of Earnings.

Derivative Instruments Accounting Policy

      In the normal course of business, the company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk.

      All derivatives are recognized on the balance sheet at fair value and are generally reported in Prepaid expenses and other current assets, Investments and sundry assets, Accounts payable and accruals or Other liabilities in the Consolidated Statement of Financial Position. Classification of each derivative as current or non-current is based upon the duration of each instrument. To qualify for hedge accounting, the company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The company applies hedge accounting in accordance with SFAS No. 133, whereby the company designates each derivative as a hedge of (1) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (2) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) a hedge of a long-term investment ("net investment" hedge) in a foreign operation. From time to time, however, the company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, acts as an economic offset to changes in the fair value of the underlying hedged item(s).

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. For hedges of interest rate risk, the fair value adjustments are recorded as adjustments to interest expense and cost of Global Financing in the Consolidated Statement of Earnings. For hedges of currency risk associated with on-balance sheet assets or liabilities, derivative fair value adjustments generally are recognized in Selling, general and administrative expense in the Consolidated Statement of Earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in the Accumulated gains and losses not affecting retained earnings section of stockholders' equity. When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings and reported in Interest expense, Cost, or Selling, general and administrative expense in the Consolidated Statement of Earnings based on the nature of the underlying cash flow hedged. Effectiveness for net investment hedging derivatives is measured on a spot to spot basis. The effective portion of changes in the fair value of derivatives and other non-derivative risk management instruments designated as net investment hedges are recorded as foreign currency translation adjustments in the Accumulated gains and losses not affecting retained earnings section of stockholders' equity. Changes in the fair value of the portion of a net investment hedging derivative excluded from the effectiveness assessment are recorded in interest expense.

      When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in earnings each period until the instrument matures. When the underlying transaction ceases to exist, a hedged asset or liability is no longer adjusted for changes in its fair value. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment (the time value component of option contracts) and changes in the value of derivatives which do not offset the underlying hedged item throughout the designated hedge period (collectively, "ineffectiveness"), are recorded in earnings each period and generally are reported in Selling, general and administrative expense.

Derivatives and Hedging

      The company operates in approximately 40 functional currencies and is a significant lender and a borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits these risks by following established risk management policies and procedures including use of derivatives and, where cost-effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to align rate movements between the interest rates associated with the company's lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For currency exposures, derivatives are used to limit the effects of foreign exchange rate fluctuations on financial results.

      The company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives. Further, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors and maintains strict dollar and term limits that correspond to the institution's credit rating. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

      In its hedging programs, the company employs the use of forwards, interest rate and currency swaps, options, caps, floors or a combination thereof depending upon the underlying exposure.

      A brief description of the major hedging programs follows:

Debt risk management

      The company issues debt on the global capital markets, principally to fund its Global Financing lease and loan portfolio. Access to cost-effective financing can result in interest rate and/or currency mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company generally uses interest-rate and currency instruments, principally swaps, to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable rate debt and anticipated commercial paper issuances to fixed rates (i.e., cash flow hedges). The resulting cost of funds is lower than that which would have been available if debt with matching characteristics was issued directly. On a limited basis, the company also uses interest rate and/or currency swaps to manage the risk profile of its debt and financing assets on a portfolio basis (i.e., included in the caption

"Non-hedge/other" in the table on page 10). The weighted average remaining maturity of all swaps in the debt risk management program is approximately six years.

Long term investments in foreign subsidiaries ("net investment")

      A significant portion of the company's foreign denominated debt portfolio is designated as a hedge to reduce the volatility in stockholders' equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses currency swaps and other foreign currency contracts for this risk management purpose. The currency effects of these hedges (a net gain of approximately $371 million for the current period, net of tax) are reflected in the Accumulated gains and losses not affecting retained earnings section of stockholders' equity, thereby offsetting a portion of the translation of the applicable foreign subsidiaries' net assets.

Anticipated royalties and intercompany transactions

      The company's operations generate significant non-functional currency intercompany payments for royalties and goods and services among the company's non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows, and in view of the volatility of the currency markets, the company selectively employs foreign currency forwards and option contracts to manage its currency risk. The terms of these derivative instruments are less than eighteen months, commensurate with the underlying hedged anticipated cash flows. The effective portion of the gain or loss of these contracts is reported in earnings when the underlying transactions occur. Classification of derivative gains and losses in the Consolidated Statement of Earnings is consistent with the recognition of the specific underlying transactions hedged.

Subsidiary cash and foreign currency asset/liability management

      The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner, predominantly for the company's European subsidiaries. In addition, the company uses foreign exchange forward contracts to hedge, on a net basis, the foreign currency exposure of a portion of the company's non-functional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in Selling, general and administrative expense in the Consolidated Statement of Earnings.

Other derivatives

      The company holds warrants in connection with certain investments which, although not designated as hedging instruments are deemed derivatives since they contain net share settlement clauses. During the quarter, the company recorded the change in the fair value of these warrants in earnings.

      The following table summarizes the net fair value of the company's derivative and other risk management instruments at March 31, 2001 included in the Consolidated Statement of Financial Position.

-------------------------------------------------------------------------------------------
Dollars in Millions             ------------------- Hedge Designation ---------------------

Risk Management Program         Fair Value    Cash Flow    Net Investment   Non-Hedge/Other
-----------------------         ----------    ---------    --------------   ---------------
Global Financing Risk
Management                         $427         ($22)                           ($10)

Long Term Investments in
Foreign Subsidiaries ("Net
Investments")
-  Debt                                                       (7,533)*
-  Derivatives                                                    --

Anticipated Royalties and
Intercompany Transactions                        853

Subsidiary Cash and Foreign
Currency Asset/Liability
Management                                                                        88

All Other                                                                          3
                                ----------------------------------------------------------
TOTALS                             $427(1)      $831(2)      ($7,533)            $81(3)

*     Represents fair value of foreign denominated debt issuances formally designated as a hedges of net investment.
(1)   Comprises assets of $428 million and liabilities of $1 million.
(2)   Comprises assets of $865 million and liabilities of $34 million.
(3)   Comprises assets of $131 million and liabilities of $50 million.
-------------------------------------------------------------------------------------------

Accumulated Derivative Gains or Losses

      As illustrated, the company makes extensive use of cash flow hedges, principally in the anticipated royalties and intercompany transactions risk management program. In connection with the company's cash flow hedges, it has recorded approximately $507 million of net gains in Accumulated gains and losses not affecting retained earnings as of March 31, 2001, net of tax, of which approximately $421 million is expected to be reclassified to net income within the next twelve months to provide an economic offset to the impact of the underlying anticipated cash flows hedged.

      The following table summarizes activity in Accumulated gains or losses not affecting retained earnings section of stockholders' equity related to all derivatives classified as cash flow hedges held by the company during the period January 1, 2001 (the date of the company's adoption of SFAS No. 133) through March 31, 2001:

(in millions, net of tax)                                                Dr/(Cr)
--------------------------------------------------------------------------------
Cumulative effect of adoption SFAS No. 133 as of
January 1, 2001                                                          ($219)
Gains/(losses) reclassified into earnings from equity                       83
Changes in fair value of derivatives                                      (371)
                                                                         -----
Accumulated derivative (gain)/loss included in gains or
losses not affecting retained earnings as of March 31, 2001              ($507)
--------------------------------------------------------------------------------

      As of March 31, 2001, there were no significant gains or losses on derivative transactions or portions thereof that were either ineffective as hedges, excluded from the assessment of hedge effectiveness, or where the underlying exposure did not occur; nor are there any anticipated in the normal course of business.

4. Effective January 1, 2001, interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings if the related external borrowings to support the Global Financing business were issued by either the company or its Global Financing units (see pages 21 and 22 for a discussion of Global Financing debt and interest expense). In prior periods, the caption only included interest related to direct external borrowings of Global Financing units. Prior period results have been reclassified to conform with the current period presentation and reclassified amounts are presented in the following table.

2000
----                                                                            Full
($ in millions)                  1Q          2Q          3Q          4Q         Year
                                 --          --          --          --         ----
Global Financing
    Gross profit margin         43.5%       45.2%       41.7%       42.9%        43.3%

Consolidated
     Gross profit margin        35.8%       36.3%       35.4%       37.3%        36.3%

     Interest expense         $   75      $   84      $   86      $  102       $  347

1999
----                                                                            Full
($ in millions)                  1Q          2Q          3Q          4Q         Year
                                 --          --          --          --         ----
Global Financing
    Gross profit margin         44.5%       41.7%       43.2%       39.1%        41.9%

Consolidated
    Gross profit margin         35.3%       37.1%       35.3%       36.4%        36.0%

     Interest expense         $   93      $   96      $   81      $   82       $  352

5. The tables on pages 26 and 27 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes include the transfer of the xSeries (Intel-based) servers from the Personal Systems Group to the Enterprise Systems Group - server division, and the transfer of the printing systems division from the Technology Group to the newly formed Personal and Printing Systems Group, consisting of the realigned personal computer division, retail store solutions division and the printing systems division.

      In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the company reclassified external and internal revenue, pre-tax income, assets, depreciation/amortization and capital expenditures/investment in software in its segment results to reflect the organizational changes and product transfers between the segments. Exhibit 99 (attachments I - III) present those reclassified results for the four quarters and full years 2000 and 1999.

6. The following table provides the liability balances for restructuring actions that the company took through 1993 and special actions in 1999:

                               Liability                               Liability
                                 as of                                   as of
                              12/31/2000    Payments   Other Adj.(c)   3/31/2001
                              ----------    --------   -------------   ---------

Current:
  Workforce (a)                  $148         $ 52         $ 30          $126
  Space (b)                        91           18           27           100
                                 ----         ----         ----          ----
Total                            $239         $ 70         $ 57          $226
Non-current:
   Workforce (a)                 $470         $ --         $(58)         $412
   Space (b)                      384           --          (40)          344
                                 ----         ----         ----          ----
Total                            $854         $ --         $(98)         $756

(a) Workforce accruals relate to terminated employees who are no longer working for the company, but who were granted annual payments to supplement their state pensions in certain countries. These contractually required payments will continue until the former employee dies.
(b) Space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangement. The length of these obligations varies by lease with the longest extending through 2012.
(c) Principally represents reclassification of non-current to current and currency translation adjustments.

7. Subsequent Events: On April 24, 2001, the company announced that the Board of Directors approved an increase in the quarterly dividend of 8 percent from $.13 to $.14 per common share. The dividend is payable June 9, 2001, to shareholders of record of May 10, 2001.

      On April 24, 2001, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

      On April 24, 2001, the company announced it will pay $1 billion in cash for Informix Corporation's database software business. The Informix acquisition will provide the company with a leading database system used in data warehousing, business intelligence and transaction-handling systems used by more than 100,000 customers. The transaction is expected to be completed in the third quarter of 2001 and is expected to be accounted for using the purchase method.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

      The company's first-quarter results included diluted earnings per share of $.98, an increase of 18.1 percent versus the first quarter of 2000. The company's first-quarter 2001 revenue totaled $21.0 billion, an increase of 8.8 percent (14 percent at constant currency) compared with the first quarter of last year. First-quarter 2001 net income was $1.75 billion, a 15.2 percent increase from the year-earlier period.

      The company's first-quarter results reflected the continued momentum the company saw building in the second half of 2000. The company's strategies continued to take hold as the marketplace continued to move in the company's direction. Customers are increasingly placing value on solutions over products. In addition, the company experienced increasing demand for its products and services driven by its growing technology leadership in both hardware and software. The first quarter results also reflected several other factors that continued to differentiate the company from its competitors - particularly its diversified worldwide portfolio of businesses and its strategic focus in key growth areas such as services, middleware and technology.

      The company recognizes that the U.S. market remains volatile and uncertain, and other regions of this global market are feeling some of the same pressures. The company is not immune to a major, worldwide economic downturn. The company's diverse portfolio of businesses, however, is designed to deliver steady annual results over the long-term.

Results of Operations

(Dollars in millions)                                    Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                      2001                2000
                                                    -------             -------

Revenue                                             $21,044             $19,348
Cost                                                 13,436              12,414
                                                    -------             -------
Gross profit                                        $ 7,608             $ 6,934
Gross profit margin                                    36.1%               35.8%
Net income                                          $ 1,750             $ 1,519
Earnings per share of
     common stock:
        Assuming dilution                           $  0.98             $  0.83
        Basic                                       $  1.00             $  0.85

      The average number of common shares outstanding assuming dilution was lower by 48.8 million than the first quarter of 2000, primarily, as a result of the company's share repurchase program. The average number of shares assuming dilution was 1,781.2 million in the first quarter of 2001 and 1,830.0 million for the first quarter of 2000. There were 1,737.4 million shares outstanding at March 31, 2001.

      Revenue for the three months ended March 31, 2001 increased 8.8 percent from the same period last year (14 percent at constant currency). Hardware revenue increased 10.8 percent (15 percent at constant currency) as Technology, Personal and Printing Systems and Enterprise Systems revenue grew versus the first quarter of 2000. Global Services revenue increased 12.2 percent (18 percent at constant currency). Software revenue was essentially flat (up 5 percent at constant currency) as the company's middleware product lines showed growth, while operating systems revenue declined. Global Financing revenue increased 2.1 percent (5 percent at constant currency) and Enterprise Investments/Other revenue declined 19.2 percent (14 percent at constant currency).

      In the Americas, first-quarter revenue was $9.0 billion, an increase of
6.3 percent (7 percent at constant currency) from the same period last year. Revenue from Europe/Middle East/Africa was $5.6 billion, up 3.2 percent (11 percent at constant currency). Asia-Pacific revenue grew 7.6 percent (18 percent at constant currency) to $4.3 billion. OEM revenue across all geographies was $2.1 billion, a 47.9 percent increase (49 percent at constant currency) compared with the first quarter of 2000.

      The company's total gross profit margin was 36.1 percent in the first quarter of 2001 compared with 35.8 percent in the first quarter of 2000.

      First-quarter expense was $5.1 billion. The company's expense-to-revenue ratio improved by 0.3 points year over year to 24.3 percent.

      The company's tax rate in the first quarter was 29.7 percent compared with
30.0 percent in the first quarter of last year.

Hardware

(Dollars in millions)                                     Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------

Total revenue                                          $8,547            $7,712
Total cost                                              5,969             5,593
                                                       ------            ------
Gross profit                                           $2,578            $2,119
Gross profit margin                                      30.2%             27.4%

      Revenue from hardware for the first quarter of 2001 increased 10.8 percent (15 percent at constant currency) when compared with the same period in 2000.

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes are more fully discussed in Note 5 on page 11. All amounts disclosed herein for all years have been reclassified to conform with these changes.

      Personal and Printing Systems revenue increased year-over-year as a result of strong ThinkPad and NetVista shipments. This increase was partially offset by lower revenue from retail stores solutions and printing systems products.

      Enterprise Systems revenue increased as IBM eServer revenue had a strong quarter. The UNIX-based pSeries revenue grew strongly and the PC-based xSeries experienced solid revenue growth as well. The z900 mainframe MIPS (millions of instructions per second) grew 40 percent. The iSeries integrated server platform revenue declined in the first quarter as customers anticipated new offerings due in the second quarter of 2001 that will have Linux capability. Storage products also had strong revenue growth in the quarter driven by Shark.

      Technology revenue demonstrated very strong growth in the quarter. The increase was driven by the company's advanced technologies being utilized in three fast growing areas: networking, pervasive and enterprise IT. The strong revenue growth in the quarter reflects the progress the company has made bringing supply on line for both internal and outsourced products. In addition, HDD (hard disk drive) revenue increased year-over-year and increased for the second consecutive quarter, despite the fact that the personal computer industry was under strong pressure. The revenue associated with the company's 10,000 RPM drives increased over the prior year period. Although revenue increased in the storage areas, HDDs remain a challenging segment of this industry.

      Hardware gross profit dollars for the first quarter of 2001 increased 21.7 percent and the gross profit margin increased 2.8 points, from the comparable period in 2000. These increases were primarily driven by improved gross profit margins in personal computers reflecting continued improvement due to migration to the direct channel, as well as a revenue mix toward mobile products. In addition, microelectronic product margins increased due to shift to higher margin custom logic products. eSeries servers and storage products gross profit margins improved as well.

Global Services

(Dollars in millions)                                     Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------

Total revenue                                          $8,471            $7,552
Total cost                                              6,311             5,597
                                                       ------            ------
Gross profit                                           $2,160            $1,955
Gross profit margin                                      25.5%             25.9%

      Global Services revenue, including maintenance, increased 12.2 percent (18 percent at constant currency) in the first quarter of 2001 compared with the same period last year. Global Services revenue, excluding maintenance, grew 15.2 percent (21 percent at constant currency). Maintenance revenue declined 2.7 percent (up 2 percent at constant currency) in the first quarter of 2001 versus the same period in 2000.

      Strategic Outsourcing Services revenue increased with strong growth in the Asia/Pacific area. Business Innovation Services grew as the company has successfully made the transition from custom integration and Y2K remediation to e-business offerings. Integrated Technology Services, excluding maintenance, increased as demand for the company's expertise in infrastructure services and enablement continued this quarter. The company signed $10.2 billion in services contracts in the first quarter of 2001, the largest first quarter signings in the company's history. These signings included eight deals over $100 million each plus one deal over $1 billion and the services backlog at March 31, 2001, stands at approximately $87 billion.

      Global Services gross profit dollars increased 10.4 percent in the first quarter of 2001, compared with the year-ago period. The gross profit margin decline of 0.4 points was a result of faster growth of services revenue over maintenance and the rebalancing of resources to meet the demand for new e-business skills.

Software

(Dollars in millions)                                     Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------

Total revenue                                          $2,918            $2,927
Total cost                                                579               584
                                                       ------            ------
Gross profit                                           $2,339            $2,343
Gross profit margin                                      80.2%             80.0%

      Revenue from software for the first quarter of 2001 was essentially flat year-over-year (up 5 percent at constant currency). The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had revenue growth of 1 percent (6 percent at constant currency) over the first three months of 2000. The middleware revenue growth was driven by strong growth in MQSeries, DB2 database and WebSphere offerings. These increases were partially offset by lower revenue from Tivoli and Lotus products which continued with portfolio transitions. Operating-systems software revenue declined 3 percent (up 2 percent at constant currency) in the first quarter of 2001 when compared with the year-ago period. The decline in the first quarter revenue was primarily driven by lower revenue from zSeries software products.

      Software gross profit dollars and gross profit margin for the first quarter of 2001 were essentially flat versus the same period in 2000.

Global Financing

(Dollars in millions)                                      Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                         2001              2000
                                                         ----              ----

Total revenue                                            $832              $816
Total cost                                                438               461
                                                         ----              ----
Gross profit                                             $394              $355
Gross profit margin                                      47.3%             43.5%

      First quarter 2001 Global Financing revenue increased 2.1 percent (5 percent at constant currency) compared with the same period of 2000. Growth in commercial and customer financing drove the increase in revenue, partially offset by lower used equipment sales.

      Global Financing gross profit dollars increased 11.0 percent for the first quarter of 2001 versus the same period in 2000. The gross profit margin increased 3.8 points primarily driven by better margins on used equipment sales year-over-year and a shift towards more financing revenue than used equipment sales. Financing revenue carries a higher gross profit margin than used equipment sales. See Note 4 on page 11 for additional information regarding Cost of Global Financing reclassification effective January 1, 2001. All amounts disclosed herein for all years presented have been reclassified to conform with these changes.

Enterprise Investments / Other

(Dollars in millions)                                      Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                         2001              2000
                                                         ----              ----

Total revenue                                            $276              $341
Total cost                                                139               179
                                                         ----              ----
Gross profit                                             $137              $162
Gross profit margin                                      49.5%             47.6%

      Revenue from Enterprise Investments/Other decreased 19.2 percent (14 percent at constant currency) in the first three months of 2001 versus the comparable period in 2000. The decrease was primarily driven by lower software revenue versus last year.

      The Enterprise Investments/Other gross profit dollars decreased 16.0 percent in the first quarter of 2001, versus the same periods of 2000, primarily as a result of lower software revenue in the first quarter of 2001.

Expenses

(Dollars in millions)                                      Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                          2001            2000
                                                          ----            ----

Selling, general and administrative                    $  3,808        $  3,706
Percentage of revenue                                      18.1%           19.2%

Research, development and engineering                  $  1,203        $  1,172
Percentage of revenue                                       5.7%            6.1%

      Selling, general and administrative (SG&A) expense increased 2.8 percent (6 percent at constant currency) in the first three months of 2001 compared with the same period in 2000. SG&A expense increased in 2001 as a result of lower benefits from licensing of intellectual property and increased compensation-related spending. The company continues to make excellent progress in its operating expense management driven by its continued focus on productivity. The expense-to-revenue ratio declined 1.1 points from the first quarter of 2000.

      Research, development and engineering expense increased 2.6 percent for the first three months of 2001 compared with the same period of 2000. The expense-to-revenue ratio improved 0.4 points year-over-year.

      Other income decreased 119.2 percent in the first quarter of 2001 versus the first quarter of 2000. The decline was primarily the result of a $116 million write-down of certain equity investments for other-than-temporary market declines.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with Global Financing was $368 million for the first quarter of 2001, of which the company capitalized $7 million. See page 22 for a discussion regarding the classification of interest expense in the Consolidated Statement of Earnings.

      The effective tax rate for the first three months of 2001 was 29.7 percent versus 30.0 percent in the first quarter of 2000.

      Included in the company's cost and expense was approximately $84 million of benefit for retirement-related plans, including pension plans and nonpension postretirement benefit plans, for the quarter ended March 31, 2001. The comparable amount for the first quarter of 2000 was approximately $42 million. The company realized cost and expense reductions of approximately $339 million and approximately $255 million due to the funded status of its pension plans for the quarter ended March 31, 2001 and 2000, respectively. The 2001 cost and expense reduction is net of approximately $25 million associated with the pension benefit improvement in the U.S. Plan effective January 1, 2001.

      Future effects of retirement-related plans on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

Financial Condition

      During the first quarter of 2001, the company's continued strong financial performance enabled it to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $1,327 million for Research, development and engineering, $1,433 million for Plant, rental machines and other property and $1,339 million for the repurchase of the company's common shares. The company had $3,867 million in Cash and cash equivalents and Marketable securities at March 31, 2001.

Cash Flow

(Dollars in millions)                                      Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                           2001           2000
                                                         -------        -------
Net cash provided from/(used in):
   Operating activities                                  $ 1,935        $   995
   Investing activities                                   (1,382)          (384)
   Financing activities                                     (270)        (2,305)
                                                         -------        -------
Effect of exchange rate changes on cash
   and cash equivalents                                      (53)           (64)
                                                         -------        -------

Net change in cash and cash equivalents                  $   230        $(1,758)
                                                         =======        =======

      Cash flows from operating activities in the first three months of 2001 increased $940 million from the comparable 2000 period. This primarily resulted from the company's improvement in net income, as well as the collection of accounts receivable which reflected strong year-end 2000 business volumes, offset by a decline in cash flows for accounts payable and other accruals.

      Cash flows used in investing activities increased by $998 million from the comparable 2000 period. Payments for plant, rental machines and other property net of proceeds drove the increase from the comparable 2000 period, primarily for investments in the company's Global Services business and in manufacturing capacity for microelectronics and storage products. Proceeds from marketable securities and other investments declined from the 2000 period.

      Cash flows used in financing activities in the first three months of 2001 decreased $2,035 million from the comparable 2000 period due primarily to an increase in debt financing and a decrease in stock repurchases.

Working Capital

(Dollars in millions)                           At March 31,     At December 31,
                                                   2001               2000
                                                  -------           -------

Current assets                                    $41,975           $43,880
Current liabilities                                32,902            36,406
                                                  -------           -------
  Working capital                                 $ 9,073           $ 7,474
Current ratio                                      1.28:1            1.21:1

      Current assets decreased $1,905 million from year-end 2000 primarily due to decreases of $3,327 million in Accounts receivable ($1,856 million in Short-term financing receivables, $1,302 million in Notes and accounts receivable and $169 in Other accounts receivable) and $351 million in deferred taxes, partially offset by increases of $1,381 million in Prepaid expenses and other current assets, $247 million in Inventories and $145 million in Cash and cash equivalents and Marketable securities. The decline in accounts receivable was attributable to the collection of typically higher year-end accounts receivable balances. The increase in prepaid expenses and other current assets primarily resulted from the recognition of derivative instrument assets relative to the company's January 1, 2001 adoption of SFAS No. 133. Inventories increased primarily within Enterprise Systems Group and storage systems offset by a decline in Personal and Printing Systems Group inventories.

      Current liabilities decreased $3,504 million from year-end 2000 with declines of $3,550 million in Accounts payable and other accruals, and $659 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels), partially offset by an increase of $705 million in Short-term debt.

Investments

      During the first quarter of 2001, the company invested $1,433 million in Plant, rental machines and other property, an increase of $470 million from the comparable 2000 period. The company invested in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for HDDs and microelectronics.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $134 million of software costs during the first three months of 2001, a decrease of $11 million from the comparable period in 2000. Amortization of capitalized software costs was $149 million during the first quarter of 2001, an increase of $46 million from the comparable 2000 period.

      Investments and sundry assets were $14,245 million at March 31, 2001, a decrease of $202 million from year-end 2000, resulting primarily from declines in alliance investments including the write-down of certain equity investments for other-than-temporary market declines and deferred tax assets partially offset by an increase in prepaid pension assets.

      The company has remaining authorization as of March 31, 2001, to purchase $1,381 million of IBM common shares in the open market. On April 24, 2001, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

      On April 24, 2001, the company announced it will pay $1 billion in cash for Informix Corporation's database software business. The transaction is expected to be completed in the third quarter of 2001 and the company expects to fund this acquisition through normal operations.

Debt and Equity

Global Financing

(Dollars in millions)                              At March 31,  At December 31,
                                                       2001            2000
                                                       ----            ----

Assets*                                              $37,209         $40,822
Debt **                                               27,080          27,514
Equity                                                 3,977           4,142

Debt/Equity                                              6.8x            6.6x

* Global Financing assets include cash, financing receivables, intercompany amounts, rental machine fixed assets and other assets.
** Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

      The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. In the first quarter of 2001, Global Financing debt to equity ratio increased to 6.8x, which is within management's acceptable target range.

Non-Global Financing

Debt*                                                $  1,753          $  1,062

Debt/Capitalization                                       9.1%              6.1%
EBITDA/Interest Expense**                                  26x               24x

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.
** EBITDA is earnings before interest and taxes, plus depreciation and amortization, adjusted for minimum rental commitments. The interest expense used in the denominator represents the company's total interest expense less the Global Financing interest expense.

      The increase in non-global financing debt in the first quarter of 2001 is based on seasonal patterns of the company's cash flows. The level of non-global financing debt is generally low at year-end periods due to strong fourth quarter cash flows. Non-global financing debt increases in the first quarter due to weaker cash flows and increased requirements for cash in the first quarter period.

      Global Financing provides financing predominately for the company's external customers but also provides financing for the company including the funding to support the Global Services business' long-term customer services contracts. All of these financing arrangements are at arms-length rates based upon market conditions. The company manages and measures the Global Financing business as if it approximates a stand-alone business that includes both the external financing and company financing described above. Accordingly, the Global Financing debt above and Global Financing Cost of financing below support both of these Global Financing activities.

      All intercompany transactions are eliminated in the Consolidated Statement of Earnings and therefore, the financing revenue associated with the financing provided by Global Financing to the company is eliminated in consolidation. Accordingly, the interest expense from the company's external borrowings that supports such financing revenue is classified in the Interest expense caption of the Consolidated Statement of Earnings as opposed to the Cost of financing caption. The reconciliation of these amounts is as follows:

(Dollars in millions)

                              Global    Non-Global                  Consolidated
                             Financing  Financing    Eliminations     Results
                             ---------  ---------    ------------     -------
Cost of financing              $344       $ --          $(55)          $289
Interest expense                 --         17            55             72

      Stockholders' equity increased $842 million from December 31, 2000, primarily due to the increase in the company's retained earnings partially offset by the company's ongoing stock repurchase program.

Liquidity

      The company maintains a $10.0 billion committed global credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 2001, $9,264 million of this confirmed line of credit remained unused and available for future use. The company has other committed and uncommitted lines of credit with approximately $4 billion unused and available for future use at March 31, 2001.

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

      12    Statement re: computation of ratios.

      99    Reclassified Segment Results 2000 and 1999.

ITEM 6 (b). Reports on Form 8-K

      The company filed Form 8-K on January 17, 2001, with respect to the company's financial results for the periods ended December 31, 2000, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended December 31, 2000. In addition, IBM's Chief Financial Officer, John R. Joyce's fourth-quarter earnings presentation to security analysts on Wednesday, January 17, 2001 was filed as Attachment II of the Form 8-K.

      The company filed Form 8-K on January 29, 2001, IBM's Chief Financial Officer, John R. Joyce's fourth quarter 2000 earnings presentation to security analysts on January 17, 2001, including final cash flow numbers. No financial statements were filed with this Form 8-K.

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

                                     International Business Machines Corporation
                                     -------------------------------------------
                                                    (Registrant)

Date: May 15, 2001

                                     By:

                                               /s/  Mark Loughridge
                                         ---------------------------------------

                                                    Mark Loughridge
                                             Vice President and Controller