Form 10-Q
period 2001-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2001-08-14
CIK 51143

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                     1-2360
                                     ------
                            (Commission file number)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      The registrant has 1,736,659,530 shares of common stock outstanding at June 30, 2001.

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statement of Earnings for the three and six
           months ended June 30, 2001 and 2000 ............................    1

      Consolidated Statement of Financial Position at
           June 30, 2001 and December 31, 2000 ............................    3

      Consolidated Statement of Cash Flows for the six months
           ended June 30, 2001 and 2000 ...................................    5

      Notes to Consolidated Financial Statements ..........................    6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............    9

PART II - OTHER INFORMATION ...............................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except             Three Months Ended          Six Months Ended
per share amounts)                           June 30,                      June 30,
                                     ----------------------       -----------------------
                                        2001           2000*         2001           2000*
                                     -------       --------       -------       --------
REVENUE:
Global Services                      $ 8,742       $  8,184       $17,213       $ 15,736
Hardware                               8,652          9,151        17,199         16,863
Software                               3,036          3,182         5,954          6,109
Global Financing                         845            819         1,677          1,635
Enterprise
  Investments/Other                      293            315           569            656
                                     -------       --------       -------       --------
Total revenue                         21,568         21,651        42,612         40,999

COST:
Global Services                        6,329          5,964        12,640         11,561
Hardware                               6,061          6,654        12,030         12,247
Software                                 535            557         1,114          1,141
Global Financing                         438            449           876            910
Enterprise
  Investments/Other                      167            164           306            343
                                     -------       --------       -------       --------
Total cost                            13,530         13,788        26,966         26,202
                                     -------       --------       -------       --------

GROSS PROFIT                           8,038          7,863        15,646         14,797

EXPENSE:
Selling, general and
  administrative                       3,765          3,867         7,573          7,573
Research, development and
  engineering                          1,279          1,269         2,482          2,441
Other income                              34           (130)           70           (319)
Interest expense                          58             84           130            159
                                     -------       --------       -------       --------
TOTAL EXPENSE                          5,136          5,090        10,255          9,854

INCOME BEFORE INCOME TAXES             2,902          2,773         5,391          4,943
Provision for income taxes               857            832         1,596          1,483
                                     -------       --------       -------       --------
NET INCOME                             2,045          1,941         3,795          3,460
Preferred stock dividends                  5              5            10             10
                                     -------       --------       -------       --------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                       $ 2,040       $  1,936       $ 3,785       $  3,450
                                     =======       ========       =======       ========

* Reclassified to conform with 2001 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                          Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                       ------------------------      ------------------------

                                            2001           2000           2001           2000
                                            ----           ----           ----           ----
EARNINGS PER SHARE OF COMMON
   STOCK:

   Assuming dilution                   $    1.15      $    1.06      $    2.13      $    1.89
   Basic                               $    1.17      $    1.10      $    2.18      $    1.95

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING: (MILLIONS)

   Assuming dilution                     1,777.7        1,818.0        1,779.5        1,824.0
   Basic                                 1,738.2        1,767.6        1,739.6        1,772.4

Cash dividends per common share        $    0.14      $    0.13      $    0.27      $    0.25

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                         At June 30,
(Dollars in millions)                                       2001          At December 31,
                                                         (Unaudited)            2000
                                                        -------------     ---------------
ASSETS

Current assets:
Cash and cash equivalents                                  $  3,691           $  3,563
Marketable securities -- at fair value,
    which approximates market                                    89                159
Notes and accounts receivable -- trade, net of
    allowances                                                9,381             10,447
Short-term financing receivables                             15,906             18,705
Other accounts receivable                                     1,318              1,574
Inventories, at lower of average cost or net
   realizable value
   Finished goods                                             1,520              1,446
   Work in process and raw materials                          3,338              3,319
                                                           --------           --------
Total inventories                                             4,858              4,765
Deferred taxes                                                2,414              2,701
Prepaid expenses and other current assets                     2,917              1,966
                                                           --------           --------
Total current assets                                         40,574             43,880

Plant, rental machines and other property                    38,338             38,455
    Less: Accumulated depreciation                           21,727             21,741
                                                           --------           --------
Plant, rental machines and other property -- net             16,611             16,714
Long-term financing receivables                              12,290             13,308
Investments and sundry assets                                14,465             14,447
                                                           --------           --------
TOTAL ASSETS                                               $ 83,940           $ 88,349
                                                           ========           ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    At June 30,
(Dollars in millions except                            2001         At December 31,
 per share amounts)                                 (Unaudited)           2000
                                                   -------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Taxes                                              $  3,916          $  4,827
   Accounts payable and accruals                        17,497            21,374
   Short-term debt                                       8,536            10,205
                                                      --------          --------
Total current liabilities                               29,949            36,406
Long-term debt                                          18,770            18,371
Other liabilities                                       12,630            12,948
                                                      --------          --------
TOTAL LIABILITIES                                       61,349            67,725

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share              247               247
     Shares authorized: 150,000,000
     Shares issued and outstanding:
            2001 and 2000 - 2,546,011
   Common stock - par value $.20 per share              13,701            12,400
     Shares authorized: 4,687,500,000
     Shares issued:  2001 - 1,905,303,701
                     2000 - 1,893,940,595
   Retained earnings                                    26,824            23,784

   Treasury stock - at cost                            (17,896)          (13,800)
     Shares: 2001 - 168,644,171
             2000 - 131,041,411

   Employee benefits trust                                  --            (1,712)
     Shares: 2000 - 20,000,000

Accumulated gains and losses not
    affecting retained earnings                           (285)             (295)
                                                      --------          --------
TOTAL STOCKHOLDERS' EQUITY                              22,591            20,624
                                                      --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 83,940          $ 88,349
                                                      ========          ========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

(Dollars in millions)                                             2001         2000
                                                                  ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                  $ 3,795       $ 3,460
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                                2,144         2,246
     Amortization of software                                      290           220
     Loss/(gain) on disposition of fixed and other assets           57          (425)
     Changes in operating assets and liabilities                  (899)       (3,016)
                                                               -------       -------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES                   5,387         2,485
                                                               -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for plant, rental machines
     and other property, net of proceeds                        (2,420)       (1,571)
   Investment in software                                         (306)         (262)
   Purchases of marketable securities and other
     investments                                                  (406)         (453)
   Proceeds from marketable securities and other
     investments                                                   458           880
                                                               -------       -------
   NET CASH USED IN INVESTMENT ACTIVITIES                       (2,674)       (1,406)
                                                               -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from new debt                                        2,102         4,796
   Payments to settle debt                                      (2,191)       (4,048)
   Short-term (repayments)/borrowings less than
      90 days -- net                                              (323)          290
   Common stock transactions -- net                             (1,650)       (3,624)
   Cash dividends paid                                            (482)         (458)
                                                               -------       -------
   NET CASH USED IN FINANCING ACTIVITIES                        (2,544)       (3,044)
                                                               -------       -------

Effect of exchange rate changes on
  cash and cash equivalents                                        (41)          (91)
                                                               -------       -------
Net change in cash and cash equivalents                            128        (2,056)

Cash and cash equivalents at January 1                           3,563         5,043
                                                               -------       -------
CASH AND CASH EQUIVALENTS AT JUNE 30                           $ 3,691       $ 2,987
                                                               =======       =======

(The accompanying notes are an integral part of the financial statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three- and six-month periods have been made.

2. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)                      Three Months Ended          Six Months Ended
                                                June 30,                    June  30,
                                         ---------------------       ---------------------
                                            2001          2000          2001          2000
                                            ----          ----          ----          ----
Net Income                               $ 2,045       $ 1,941       $ 3,795       $ 3,460
                                         -------       -------       -------       -------
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
     adjustments                            (142)         (184)         (516)         (293)
  Net unrealized gains/(losses) on
     marketable securities                    47          (363)           46          (756)
  Net unrealized (losses)/gains on
     cash flow hedge derivatives             (27)           --           480            --
                                         -------       -------       -------       -------
Total (losses) and gains not
    affecting retained earnings             (122)         (547)           10        (1,049)
                                         -------       -------       -------       -------
Net income plus gains and losses
    not affecting retained earnings      $ 1,923       $ 1,394       $ 3,805       $ 2,411
                                         =======       =======       =======       =======

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

4. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. The company has not qualified for using the pooling of interest method and therefore, this aspect of the new rules will not have an impact on the company's financial results. SFAS No. 141 also changes the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 starting on July 1, 2001.

      SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill, introduces the concept of indefinite life intangible assets, and must be adopted on January 1, 2002. The new rules also prohibit companies from amortizing any goodwill associated with business combinations that close after June 30, 2001.

      These new requirements will impact future period net income equal to the amount of disallowed goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle, net of tax. The company is currently reviewing the provisions of these standards to determine any impact that might result from adoption.

5. Effective January 1, 2001, interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings if the related external borrowings to support the Global Financing business were issued by either the company or its Global Financing units (see pages 19 and 20 for a discussion of Global Financing debt and interest expense). In prior periods, the caption only included interest related to direct external borrowings of Global Financing units. Prior period results have been reclassified to conform with the current period presentation.

6. The tables on pages 27 through 30 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes include the transfer of the xSeries (Intel-based) servers from the Personal Systems Group to the Enterprise Systems Group - server division, and the transfer of the printing systems division from the Technology Group to the newly formed Personal and Printing Systems Group, consisting of the realigned personal computer division, retail store solutions division and the printing systems division. Second-quarter and first-half 2000 results have been reclassified to conform with the 2001 presentation.

7. In 1997, the company created an employee benefits trust to which the company contributed 10 million shares of treasury stock. The company was authorized to instruct the trustee to sell such shares from time to time and to use the proceeds from such sales, and any dividends paid or earnings received on such stock, toward the partial satisfaction of the company's obligations under certain of its compensation and benefit plans. The shares held in trust were not considered outstanding for earnings per share purposes until they were committed to be released. The company did not commit any shares for release from the trust during its existence nor were any shares sold from the trust. The trust would have expired in 2007. Due to the fact that the company has not used the trust, nor is it expected to need the trust prior to its expiration, the company dissolved the trust, effective May 31, 2001, and all of the shares (20 million on a split-adjusted basis) were returned to the company as treasury shares. Dissolution of the trust will not affect the company's obligations related to any of its compensation and employee benefit plans or its ability to settle the obligations. In addition, the dissolution is not expected to have any impact on net income. At this time, the company plans to fully meet its obligations for the compensation and benefit plans in the same manner as it does today; using cash from operations.

8. The following table provides the liability balances for restructuring actions that the company took through 1993 and special actions in 1999:

                              Liability                                  Liability
                                as of                                      as of
                              12/31/2000      Payments   Other Adj.(c)   6/30/2001
                              ----------      --------   -------------   ---------
Current:
  Workforce (a)                    $148         $ 84         $  43          $107
  Space (b)                          91           43            40            88
                                   ----         ----         -----          ----
Total                              $239         $127         $  83          $195

Non-current:
Workforce (a)                      $470         $ --         $ (91)         $379
   Space (b)                        384           --           (75)          309
                                   ----         ----         -----          ----
Total                              $854         $ --         $(166)         $688

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

9. Subsequent Events: On April 24, 2001, the company announced it would pay $1 billion in cash for the net assets of Informix Corporation's database software business. On July 2, 2001, the company completed the U.S. portion of the acquisition, as well as a number of non-U.S. countries. The Informix acquisition provides the company with a leading database system used in data warehousing, business intelligence and transaction-handling systems by more than 100,000 customers. The transaction is expected to be completed in the third quarter of 2001. The purchase method will be used to account for the acquisition.

      In 1993, the company issued 11.25 million shares of Series A 7-1/2% Preferred Stock, represented by 45 million Depositary Shares. On May 18, 2001, the company announced it would redeem all outstanding shares of its Series A 7-1/2% Preferred Stock, represented by the outstanding Depositary Shares (10,184,043 shares). The Depositary Shares represent ownership of one-fourth of a share of Preferred Stock. Depositary Shares were redeemed as of July 3, 2001, the redemption date, for cash at a redemption price of $25 plus accrued and unpaid dividends to the redemption date for each Depositary Share. Dividends on Preferred Stock, represented by the Depositary Shares ceased to accrue on the redemption date.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

      Despite the extremely difficult industry conditions, as well as dismal results posted by many IT companies, the company achieved strong second-quarter and first-half results. The company had $21.6 billion in revenue, (up 5 percent at constant currency), improving profitability ($2 billion in net income) and diluted earnings per share of $1.15, up 8.4 percent over last year.

      The company recognizes that it is not immune to some of the problems that affected many of its competitors in the second quarter. The company experienced ongoing weakness in its personal computer and hard disk drive (HDD) businesses and it continued to be hurt by the negative effects of currency translation. The company expects that these factors will continue to work against it in the second half of this year. Additionally, the company is experiencing signs of slowing in its Microelectronics business as its original equipment manufacturer
(OEM) customers reduce purchases.

      Beyond the near-term issues, it is important to understand that the company's performance results from strategic decisions the company made years ago and from its technological leadership in both hardware and software. Management believes that customers are increasingly placing value on solutions over products as their buying behavior foretells an industry driven by services, built on an infrastructure dominated by powerful, secure servers, with the application integration provided by middleware software. Management also believes that the company is uniquely positioned to lead in this new environment, regardless of economic conditions.

RESULT OF OPERATIONS

(Dollars in millions)          Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                              ---------------------       ---------------------
                               2001           2000          2001          2000
                               ----           ----          ----          ----
Revenue                       $21,568       $21,651       $42,612       $40,999
Cost                           13,530        13,788        26,966        26,202
                              -------       -------       -------       -------
Gross profit                  $ 8,038       $ 7,863       $15,646       $14,797
Gross profit margin              37.3%         36.3%         36.7%         36.1%
Net income                    $ 2,045       $ 1,941       $ 3,795       $ 3,460
Earnings per share of
  common stock:
    Assuming dilution         $  1.15       $  1.06       $  2.13       $  1.89
    Basic                     $  1.17       $  1.10       $  2.18       $  1.95

      The average number of common shares outstanding assuming dilution was lower by 40.3 million than the second quarter in 2001 and by 44.5 million than the first six months of 2001, primarily as a result of the company's share repurchase program. The average number of shares assuming dilution was 1,777.7 million in the second quarter of 2001 and 1,779.5 million for the first six months of 2001. There were 1,736.7 million shares outstanding at June 30, 2001.

      Revenue for the three months ended June 30, 2001 was essentially flat (up 5 percent in constant currency) versus the same period last year. Revenue from Global Services increased 6.8 percent in the quarter (13 percent at constant currency) which continued to benefit from contracts signed over the past year. Hardware revenue declined 5.5 percent (1 percent at constant currency) driven by lower personal computer and HDD revenue partially offset by higher revenue from Microelectronic products, zSeries mainframes and storage subsystem products. Software revenue decreased 4.6 percent (flat at constant currency) as middleware software and operating systems revenue declined year-over-year. Revenue from Global Financing increased 3.1 percent (7 percent at constant currency) and revenue from Enterprise Investments/Other declined 7.0 percent (flat at constant currency) year-over-year.

      In the Americas, the second-quarter revenue was $9.6 billion, a decrease of 1.4 percent (flat at constant currency) from the 2000 period. Revenue from Europe/Middle East/Africa was $5.8 billion, down 1.2 percent (up 7 percent at constant currency). Asia-Pacific revenue declined 1.6 percent (up 10 percent at constant currency) to $4.3 billion. OEM revenue was $1.9 billion, a 10.9 percent increase (12 percent in constant currency) compared with the second quarter of 2000.

      The company's overall gross profit margin improved to 37.3 percent in the 2001 second quarter compared with 36.3 percent in the 2000 second quarter. The increase in gross profit margin was primarily driven by improved margins in high-end servers, storage subsystems and Global Services.

      The company's second-quarter expense was $5.1 billion and the expense to revenue ratio was 23.8 percent compared with 23.5 percent in the year earlier period. Operating expense and interest expense-to-revenue improved, while other income declined due to writedowns of certain equity investments. The company continued to reduce its expense through its ongoing focus on productivity.

      The company's tax rate was 29.5 percent in the second quarter compared with 30.0 percent in the year-earlier period.

GLOBAL SERVICES

(Dollars in millions)            Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                -------------------       ---------------------
                                 2001         2000         2001          2000
                                 ----         ----         ----          ----
Total revenue                   $8,742       $8,184       $17,213       $15,736
Total cost                       6,329        5,964        12,640        11,561
                                ------       ------       -------       -------
Gross profit                    $2,413       $2,220       $ 4,573       $ 4,175
Gross profit margin               27.6%        27.1%         26.6%         26.5%

      Global Services revenue including maintenance, increased 6.8 percent (13 percent at constant currency) and 9.4 percent (15 percent at constant currency), respectively, in the second quarter and first six months of 2001, when compared with the same periods of last year. Global Services revenue excluding maintenance, increased 8.6 percent (15 percent at constant currency) and 11.7 percent (18 percent at constant currency), respectively, for the second quarter and first half of 2001 versus the comparable periods of last year. Maintenance revenue declined 2.8 percent (up 3 percent at constant currency) in the second quarter of 2001 and declined 2.7 percent (up 2 percent at constant currency) for the first six months of 2001 when compared to the same periods of 2000.

      Strategic Outsourcing Services revenue increased in both the second quarter and first six months of 2001 versus last year with continued strong growth in the Asia/Pacific region. Business Innovation Services revenue grew in both the second quarter and first six months of 2001 versus the comparable period of 2000. Despite a slowdown in this market, particularly in the United States, customers continued to deploy e-business applications such as supply chain management and to perform e-business integration of their business processes and multiple applications. Integrated Technology Services revenue, excluding maintenance, increased in both the second quarter and the first half of 2001 versus the prior year periods, as demand for the company's expertise in e-business infrastructure services has continued and due to the growth in OEM alliance revenue. Total new contract signings for Global Services in the second quarter were approximately $16 billion and the backlog at June 30, 2001 is over $95 billion. Those signings included ten deals over $100 million, including three deals greater than $1 billion.

      Global Services gross profit dollars increased 8.7 percent and 9.5 percent, respectively, in the second quarter and first six months of 2001, when compared with year-ago periods. The Global Services gross profit margin increased 0.5 points and 0.1 points, respectively, from the prior year periods. The increase in both the gross profit dollars and gross profit margin was a result of improvements in Strategic Outsourcing Services margins and reduced costs across all geographies for maintenance offerings. These increases were partially offset by lower gross profit margins in Business Innovation Services and Integrated Technology Services due to the rebalancing of skills and resources to meet the new needs of e-business.

HARDWARE

(Dollars in millions)                    Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                         -------------------       ---------------------
                                          2001         2000          2001         2000
                                          ----         ----          ----         ----
Total revenue                            $8,652       $9,151       $17,199       $16,863
Total cost                                6,061        6,654        12,030        12,247
                                         ------       ------       -------       -------
Gross profit                             $2,591       $2,497       $ 5,169       $ 4,616
Gross profit margin                        29.9%        27.3%         30.1%         27.4%

      Revenue from hardware decreased 5.5 percent (1 percent at constant currency) and increased 2.0 percent (6 percent at constant currency), respectively, in the second quarter and first six months of 2001 versus the same periods of 2000.

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes are more fully discussed in Note 6 on page 7. All amounts disclosed herein for all years have been reclassified to conform with these changes.

      Enterprise Systems revenue increased for both the second quarter and first six months of 2001 versus the same periods of last year. The zSeries mainframe servers had good revenue growth for both the second quarter and first six months of 2001 when compared to the same periods of 2000. MIPS (millions of instructions per second) grew 43 percent in the second-quarter 2001 versus the second quarter of 2000. Storage products had strong revenue growth for both the second quarter and first six months of 2001 versus the comparable periods in 2000. These increases were driven by strong disk subsystem (primarily Shark) and tape subsystem products. The UNIX-based pSeries and the PC-based xSeries revenue declined in the second quarter of 2001 and showed growth for the first six months of 2001 versus the same periods last year. The iSeries revenue declined for both the second quarter and first six months of 2001 versus the same periods last year.

      Technology revenue increased for the second quarter and the six months of 2001 when compared with year-ago periods. The increases were driven by the company's advanced technologies being utilized in three fast growing areas; networking, pervasive and enterprise IT. During the second quarter the company began to experience a slowdown in its Microelectronics business as demand for less complex products has been effected by the industry slowdown. Further, these increases in Technology revenue were partially offset by lower HDD revenue. The company's ability to sell HDDs is highly dependent on the personal computer industry. The uncertainty in this industry is effecting both the company's HDD and personal computer results. There is extreme price pressure, excess inventory and manufacturing capacity in this industry.

      Personal and Printing Systems revenue declined for the second quarter and first six months of 2001 versus the same periods in 2000 due to lower revenue from personal computers, retail stores solutions and printing system products. The personal computer revenue decline was primarily driven by price erosion across all product lines. The company continues to focus on reducing cost and expense in the personal computer business as well as achieving the maximum utilization through the company's direct fulfillment channel. In the second quarter of 2001, 40 percent of the company's personal computer sales were fulfilled through the direct channel versus 24 percent in the second quarter of 2000.

      Hardware sales gross profit dollars for the second quarter and first six months of 2001 increased 3.8 percent and 12.0 percent, respectively, from comparable periods in 2000. The hardware gross profit margin increased 2.6 points and 2.7 points, respectively, from the prior year periods. These increases were primarily due to improved gross profit margins for pSeries, iSeries and zSeries servers, as well as disk subsystem products and continued benefit from higher-margin custom logic sales in Technology. The increases were partially offset by lower gross profit margins associated with HDDs, printing system and retail stores solutions products.

SOFTWARE

(Dollars in millions)                 Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                      -------------------      ---------------------
                                       2001         2000         2001         2000
                                       ----         ----         ----         ----
Total revenue                         $3,036       $3,182       $5,954       $6,109
Total cost                               535          557        1,114        1,141
                                      ------       ------       ------       ------
Gross profit                          $2,501       $2,625       $4,840       $4,968
Gross profit margin                     82.4%        82.5%        81.3%        81.3%

      Revenue from software for the second quarter and first six months of 2001 decreased 4.6 percent (flat at constant currency) and 2.5 percent (up 2 percent at constant currency), respectively, over comparable periods in 2000. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) revenue declined 4 percent (flat at constant currency) and 2 percent (up 3 percent at constant currency), respectively, for the second quarter and first six months of 2001 versus comparable periods of 2000. While the company felt the effect of the general slowdown in the industry in the second quarter, revenue from WebSphere and DB2 database offerings experienced strong growth for the second quarter and first half of 2001 versus the same periods last year. These increases were partially offset by lower revenue from Tivoli products as a result of continuing transitions in this unit's product line.

      Operating-systems software revenue declined 4 percent (up 1 percent at constant currency) and 3 percent (up 1 percent at constant currency) for the second quarter and first six months of 2001, when compared with year-ago periods. The declines were primarily associated with lower revenue from server products.

      The company made progress in the second quarter with alliance partners, signing 13 new Independent Software Vendors (ISV) alliances. As of June 30, 2001, the company has 68 of these strategic partnerships, all of whom have committed to lead with IBM middleware, eServers and services as the company works with them to help the company's customers build the next-generation applications.

      Software gross profit dollars for the second quarter and first six months of 2001 declined 4.7 percent and 2.6 percent, respectively, versus the same periods in 2000. The gross profit margin declined 0.1 points and was flat, respectively, for the second quarter and first six months of 2001, versus the same periods of 2000. The declines in gross profit dollars and gross profit margin were primarily driven by lower software revenue in the second quarter and first six months of 2001 versus the same periods in 2000.

GLOBAL FINANCING

(Dollars in millions)                 Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                      -------------------      ---------------------
                                       2001         2000         2001         2000
                                       ----         ----         ----         ----
Total revenue                          $845         $819        $1,677       $1,635
Total cost                              438          449           876          910
                                       ----         ----        ------       ------
Gross profit                           $407         $370        $  801       $  725
Gross profit margin                    48.2%        45.2%         47.7%        44.3%

      Global Financing revenue increased 3.1 percent (7 percent at constant currency) and 2.6 percent (6 percent at constant currency), respectively, for the second quarter and first six months of 2001, when compared with the same periods of 2000. The increases in revenue were primarily driven by growth in used equipment sales, commercial and customer financing.

      Global Financing gross profit dollars increased 10.0 percent and 10.5 percent, respectively, for the second quarter and first six months of 2001, versus the same periods of 2000. The gross profit margins improved 3.0 points and 3.4 points, respectively, for the second quarter and first six months of 2001, versus the same periods of 2000. The increases in gross profit dollars and gross profit margins were primarily driven by improved margins for used equipment sales and higher financing margins due to lower interest rates. See
Note 5 on page 7 for additional information regarding Cost of Global Financing reclassification effective January 1, 2001. All amounts disclosed herein for all years presented have been reclassified to conform with these changes.

ENTERPRISE INVESTMENTS/OTHER

(Dollars in millions)                 Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                      -------------------      ---------------------
                                       2001         2000         2001         2000
                                       ----         ----         ----         ----
Total revenue                          $293         $315         $569         $656
Total cost                              167          164          306          343
                                       ----         ----         ----         ----
Gross profit                           $126         $151         $263         $313
Gross profit margin                    43.3%        47.9%        46.3%        47.7%

      Revenue from Enterprise Investments/Other decreased 7.0 percent (flat at constant currency) and 13.4 percent (7 percent at constant currency), respectively, for the second quarter and first six months of 2001, versus comparable periods in 2000. These declines were primarily due to lower CATIA related product revenue versus the same periods in 2000.

      The Enterprise Investments/Other gross profit dollars decreased 16.6 percent and 16.0 percent, respectively, in the second quarter and first six months of 2001, versus the same periods of 2000. The gross profit margins declined 4.6 points and 1.4 points, respectively, for the second quarter and first six months of 2001 versus the year ago periods. The declines in gross profit dollars and gross profit margin were primarily due to lower CATIA related product revenue in the second quarter and first half of 2001 versus last year periods.

EXPENSES

(Dollars in millions)                         Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                           -----------------------       -----------------------
                                             2001           2000          2001            2000
                                             ----           ----          ----             ----
Selling, general and administrative        $  3,765       $  3,867       $  7,573       $  7,573
Percentage of revenue                          17.5%          17.9%          17.8%          18.5%

Research, development and engineering      $  1,279       $  1,269       $  2,482       $  2,441
Percentage of revenue                           5.9%           5.9%           5.8%           6.0%

      Selling, general and administrative (SG&A) expense declined 2.6 percent (up 1 percent at constant currency) for the second quarter of 2001 compared to the second quarter of 2000 and was flat (up 3 percent at constant currency) for the first six months of 2001 versus the same period in 2000.

      SG&A expense benefited from the effects of currency and lower goodwill amortization for the second quarter and first six months of 2001. This benefit was offset by lower benefits from licensing of intellectual property and increased compensation-related spending. The company continues to reduce its expense through increased use of e-procurement, on-line learning and other actions related to the company's ongoing e-business transformation.

      Research, development and engineering expense increased 0.8 percent and
1.7 percent, respectively, for the second quarter and first six months of 2001, when compared with the same periods of 2000.

      Other income declined 125.9 percent and 121.9 percent, respectively, for the second quarter and first six months of 2001 when compared to the same periods of 2000. The declines were primarily due to the write-downs ($106 million in the second quarter and $222 million in the first six months) of certain equity investments for other-than-temporary market declines. In addition, lower realized gains from sales of available-for-sale securities in 2001 contributed to the declines in Other income.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with Global Financing, was $317 million and $685 million for the second quarter and first six months of 2001, respectively. Of these amounts, the company capitalized $7 million for the second quarter and $14 million for the first six months of 2001. See pages 19 and 20 for a discussion regarding the classification of interest expense in the Consolidated Statement of Earnings.

      Included in the company's cost and expense was approximately $146 million of benefit for retirement-related plans, including pension plans and nonpension postretirement benefit plans, for the second quarter of 2001. The comparable amount for the second quarter of 2000 was approximately $113 million. The comparable amounts for the first six months of 2001 and 2000 were $230 million and $171 million, respectively. The company realized cost and expense reductions of approximately $365 million due to the funded status of its pension plans for the second quarter of 2001. The comparable amount for the second quarter of 2000 was approximately $351 million. The comparable amounts for the first six months of 2001 and 2000 were $704 million and $606 million, respectively. The second quarter of 2001 cost and expense reduction is net of approximately $25 million associated with the improvement in pension benefits for certain retirees participating in the U.S. Plan, effective January 1, 2001. The first six months of 2001 cost and expense reduction is net of approximately $50 million associated with the improvement in pension benefits for certain retirees participating in the U.S. Plan, effective January 1, 2001. Future effects of retirement-related plans on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

      The effective tax rate for the quarter ended June 30, 2001, was 29.5 percent versus 30.0 percent for the same period in 2000. The effective tax rate for the first six months of 2001 was 29.6 percent versus 30.0 percent for the same period in 2000. The declines in the tax rates were primarily the result of the source of earnings and corresponding weighting of tax rates on a country-by-country basis.

FINANCIAL CONDITION

      During the first half of 2001, the company's continued strong financial performance enabled it to make significant investments to fund its future growth and increase shareholder value. Investments included expenditures of $2,748 million for Research, development and engineering, $2,949 million for Plant, rental machines and other property and $2,536 million for the repurchase of the company's common shares. The company had $3,780 million in Cash and cash equivalents and Marketable securities at June 30, 2001.

CASH FLOW

(Dollars in millions)                                      Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                         2001          2000
                                                         ----          ----
Net cash provided from (used in):
   Operating activities                                 $ 5,387       $ 2,485
   Investing activities                                  (2,674)       (1,406)
   Financing activities                                  (2,544)       (3,044)
Effect of exchange rate changes on cash
   and cash equivalents                                     (41)          (91)
                                                        -------       -------

Net change in cash and cash equivalents                 $   128       $(2,056)
                                                        =======       =======

      Cash flows from operating activities in the first half of 2001 increased $2,902 million from the comparable 2000 period. This primarily resulted from the company's improvement in net income, as well as the collection of accounts receivable which reflected strong year-end 2000 business volumes, offset by a decline in cash flows for accounts payable and other accruals.

      Cash flows used in investing activities increased $1,268 million from the comparable 2000 period. Payments for plant, rental machines and other property net of proceeds drove the increase from the comparable 2000 period, primarily for investments in the company's Global Services business and in manufacturing capacity for microelectronics and storage products. Proceeds from marketable securities and other investments declined from the 2000 period.

      Cash flows used in financing activities in the first half of 2001 decreased $500 million from the comparable 2000 period due primarily to decreases in stock repurchases partially offset by net cash flows from debt financing.

WORKING CAPITAL

(Dollars in millions)                                 At June 30,   At December 31,
                                                         2001            2000
                                                      -----------   ---------------
Current assets                                          $40,574        $43,880
Current liabilities                                      29,949         36,406
                                                        -------        -------
  Working capital                                       $10,625        $ 7,474

Current ratio                                            1.35:1         1.21:1

      Current assets decreased $3,306 million from year-end 2000 primarily due to decreases of $4,121 million in Accounts receivable ($2,799 million in Short-term financing receivables, $1,066 million in Notes and accounts receivable and $256 million in Other accounts receivable) and $287 million in deferred taxes partially offset by an increases of $951 million in Prepaid expenses and other current assets, $93 million in Inventories and $58 million in Cash and cash equivalents and Marketable securities. The decline in Accounts Receivable was attributable to the collection of typically higher year-end accounts receivable balances. The increase in Prepaid expenses and other current assets primarily resulted from the recognition of derivative instrument assets relative to the company's January 1, 2001 adoption of SFAS No. 133. Inventories increased primarily within the Technology Group, Enterprise Systems Group and storage systems offset by a decline in Personal and Printing Systems Group inventories.

      Current liabilities decreased $6,457 million from year-end 2000 with declines of $3,877 million in Accounts payable and accruals, and $911 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels), and $1,669 million in Short-term debt.

INVESTMENTS

      During the first half of 2001, the company invested $2,949 million in Plant, rental machines and other property, an increase of $577 million from the comparable 2000 period. The company's investments were in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for HDDs and microelectronics.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $306 million of software costs during the first half of 2001, an increase of $44 million from the comparable period in 2000. Amortization of capitalized software costs was $290 million during the first half of 2001, an increase of $70 million from the comparable 2000 period.

      Investments and sundry assets were $14,465 million at June 30, 2001, an increase of $18 million from year-end 2000, resulting primarily from an increase in prepaid pension assets, partially offset by declines in alliance investments including the write-down of certain equity investments for other-than-temporary market declines.

      On April 24, 2001, the Board of Directors increased its authorized amount of IBM common shares that the company may repurchase in the open market by an additional $3.5 billion of IBM common shares. The company's total remaining authorized amount as of June 30, 2001 is $3,784 million of IBM common shares.

DEBT AND EQUITY

GLOBAL FINANCING

(Dollars in millions)                                    At June 30,    At December 31,
                                                             2001            2000
                                                         -----------    ---------------
Assets*                                                    $36,368         $40,822
Debt **                                                     26,109          27,514
Equity                                                       3,880           4,142

Debt/Equity                                                   6.7x            6.6x

* Global Financing assets include cash, financing receivables, intercompany assets, rental machine fixed assets and other assets.
** Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

      The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. At June 30, 2001, Global Financing debt to equity ratio increased to 6.7x, which is within management's acceptable target range.

      NON-GLOBAL FINANCING

Debt*                                                   $  1,197       $  1,062

Debt/Capitalization                                          6.0%           6.1%
EBITDA/Interest Expense**                                    26x            24x

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.
** EBITDA is earnings before interest and taxes, plus depreciation and amortization, adjusted for minimum rental commitments. The interest expense used in the denominator represents the company's total interest expense less the interest expense associated with the Global Financing debt in the table above.

       The increase in non-global financing debt in the first half of 2001 is based on seasonal patterns of the company's cash flows. The level of non-global financing debt is generally low at year-end periods due to strong fourth quarter cash flows. Non-global financing debt increases in the first half of the year due to weaker cash flows and increased requirements for cash in the first half period.

      Global Financing provides financing predominately for the company's external customers but also provides financing for the company including the funding to support the Global Services business' long-term customer services contracts. All of these financing arrangements are at arms-length rates based upon market conditions. The company manages and measures the Global Financing business as if it approximates a stand-alone business that includes both the external financing and related company financing described above. Accordingly, the Global Financing debt above and Global Financing Cost of financing below support both of these Global Financing activities.

      All intercompany transactions are eliminated in the Consolidated Statement of Earnings and therefore, the financing revenue associated with the financing provided by Global Financing to the company is eliminated in consolidation. Accordingly, the interest expense from the company's external borrowings that supports such financing revenue is classified in the Interest expense caption of the Consolidated Statement of Earnings as opposed to the Cost of financing caption. The reconciliation of these amounts for three-and six-month periods ended June 30, 2001 is as follows:

(Dollars in millions)

                              Global     Non-Global                     Consolidated
                            Financing     Financing     Eliminations      Results
                            ---------    ----------     ------------    ------------
Three Months
Cost of financing            $    296      $    --        $    (44)      $    252
Interest expense                   --           14              44             58

Six Months
Cost of financing            $    639      $    --        $    (98)      $    541
Interest expense                   --           32              98            130


      Stockholders' equity increased $1,967 million from December 31, 2000, primarily due to the increase in the company's retained earnings partially offset by the company's ongoing stock repurchase program.

LIQUIDITY

      Effective May 31, 2001, the company renewed its committed global credit facility. The former $10 billion facility was due to mature in February 2002. The amount of the new facility was reduced from $10 billion to $8 billion. In addition, a new $4 billion, 364-day committed global credit facility was established. As of June 30, 2001, $7,556 million of the $8 billion facility and all of the $4 billion facility remained unused and available for use.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The International Business Machines Corporation held its Annual Meeting of Stockholders on April 24, 2001. For more information on the following proposals, see the company's proxy statement dated March 12, 2001, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the fifteen nominees to the Board of Directors for a one-year term:

                 DIRECTOR                   FOR              WITHHELD
              -----------------        -------------         --------
              C. Black                 1,421,831,804       19,003,383
              K. I. Chenault           1,419,641,674       21,193,513
              J. Dormann               1,422,083,639       18,751,548
              L. V. Gerstner, Jr       1,420,061,864       20,773,323
              N. O. Keohane            1,421,199,408       19,635,779
              C. F. Knight             1,335,167,484      105,667,703
              M. Makihara              1,421,132,068       19,703,119
              L. A. Noto               1,421,641,981       19,193,206
              S. J. Palmisano          1,422,026,752       18,808,435
              J. B. Slaughter          1,420,870,825       19,964,362
              S. Taurel                1,420,342,238       20,492,949
              J. M. Thompson           1,422,026,453       18,808,734
              A. Trotman               1,421,422,509       19,412,678
              L. C. van Wachem         1,419,944,913       20,890,274
              C. M. Vest               1,420,016,783       20,818,404

(2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company:

              For                 1,402,139,439
              Against                28,279,400
              Abstain                10,416,348
                                  -------------
              Total               1,440,835,187

(3)   The stockholders defeated a shareholder proposal on Board Service:

              For                    57,588,526
              Against             1,043,466,665
              Abstain                34,039,201
              Broker No Vote        305,740,795
                                  -------------
              Total               1,440,835,187

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

(4)   The stockholders defeated a shareholder proposal on Pension and Retirement
      Medical:

              For                   159,172,103
              Against               925,456,501
              Abstain                50,465,788
              Broker No Vote        305,740,795
                                  -------------
              Total               1,440,835,187

ITEM 6 (a). EXHIBITS

EXHIBIT NUMBER

      11    Statement re: computation of per share earnings.

      12    Statement re: computation of ratios.

      22 The company's proxy statement dated March 12, 2001, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

ITEM 6 (b). REPORTS ON FORM 8-K

      The company filed Form 8-K on April 18, 2001, with respect to the company's financial results for the period ended March 31, 2001, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the period ended March 31, 2001. In addition, IBM's Chief Financial Officer, John R. Joyce's first-quarter earnings presentation to security analysts on Wednesday, April 18, 2001, was filed as Attachment II of the Form 8-K.

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

                                     International Business Machines Corporation
                                     -------------------------------------------
                                                    (Registrant)

Date: August 14, 2001
---------------------


                                     By:
                                                /s/ Mark Loughridge
                                         ----------------------------------

                                                   Mark Loughridge
                                           Vice President and Controller