Form 10-Q
period 2001-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2001-11-14
CIK 51143

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                  914-499-1900
                         -------------------------------
                         (Registrant's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      The registrant has 1,722,641,927 shares of common stock outstanding at September 30, 2001.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION:

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statement of Earnings for the three and nine
        months ended September 30, 2001 and 2000 ..........................    1

      Consolidated Statement of Financial Position at
        September 30, 2001 and December 31, 2000 ..........................    3

      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 2001 and 2000 .................................    5

      Notes to Consolidated Financial Statements ..........................    6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION ...............   10

PART II - OTHER INFORMATION ...............................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                     Three Months Ended           Nine Months Ended
per share amounts)                                  September 30,              September 30,
                                               ---------------------       ---------------------
                                                  2001         2000*          2001         2000*
                                               -------      --------       -------      --------
      REVENUE:
      Global Services                          $ 8,682      $  8,230       $25,895      $ 23,966
      Hardware                                   7,479         9,451        24,678        26,314
      Software                                   3,201         2,918         9,155         9,027
      Global Financing                             822           859         2,499         2,494
      Enterprise Investments/Other                 244           323           813           979
                                               -------      --------       -------      --------
      Total revenue                             20,428        21,781        63,040        62,780

      COST:
      Global Services                            6,214         6,042        18,854        17,603
      Hardware                                   5,685         6,815        17,715        19,062
      Software                                     591           549         1,705         1,690
      Global Financing                             403           501         1,279         1,411
      Enterprise Investments/Other                 144           170           450           513
                                               -------      --------       -------      --------
      Total cost                                13,037        14,077        40,003        40,279
                                               -------      --------       -------      --------

      GROSS PROFIT                               7,391         7,704        23,037        22,501

      EXPENSE:
      Selling, general and administrative        3,741         3,726        11,314        11,299
      Research, development and
        engineering                              1,261         1,261         3,743         3,702
      Other income                                  73          (173)          143          (492)
      Interest expense                              54            86           184           245
                                               -------      --------       -------      --------
      TOTAL EXPENSE                              5,129         4,900        15,384        14,754

      INCOME BEFORE INCOME TAXES                 2,262         2,804         7,653         7,747
      Income tax provision                         667           841         2,263         2,324
                                               -------      --------       -------      --------
      NET INCOME                                 1,595         1,963         5,390         5,423
      Preferred stock dividends                     --             5            10            15
                                               -------      --------       -------      --------
      NET INCOME APPLICABLE TO COMMON
      SHAREHOLDERS                             $ 1,595      $  1,958       $ 5,380      $  5,408
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

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                             Three Months Ended             Nine Months Ended
                                                 September 30,                September 30,
                                             ------------------              ---------------
                                             2001           2000           2001           2000
                                             ----           ----           ----           ----
EARNINGS PER SHARE OF COMMON
      STOCK:

      Assuming dilution                   $    0.90      $    1.08      $    3.03      $    2.97

      Basic                               $    0.92      $    1.11      $    3.10      $    3.06

AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING: (MILLIONS)

      Assuming dilution                     1,767.9        1,809.8        1,775.6        1,819.3

      Basic                                 1,731.8        1,758.1        1,737.0        1,767.6

Cash dividends per common share           $    0.14      $    0.13      $    0.41      $    0.38

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                     At September 30,
(Dollars in millions)                                      2001           At December 31,
                                                        (Unaudited)             2000
                                                     ----------------     ---------------
ASSETS
  Current assets:
  Cash and cash equivalents                               $ 3,715             $ 3,563
  Marketable securities -- at fair value,
    which approximates market                                 297                 159
  Notes and accounts receivable -- trade, net of
    allowances                                              9,350              10,447
  Short-term financing receivables                         16,045              18,705
  Other accounts receivable                                 1,282               1,574
  Inventories, at lower of average cost or net
    realizable value

    Finished goods                                          1,451               1,446
    Work in process and raw materials                       3,387               3,319
                                                          -------             -------
  Total inventories                                         4,838               4,765

  Deferred taxes                                            2,387               2,701

  Prepaid expenses and other current assets                 2,395               1,966
                                                          -------             -------
  Total current assets                                     40,309              43,880

  Plant, rental machines and other property                39,075              38,455
    Less: Accumulated depreciation                         22,255              21,741
                                                          -------             -------
  Plant, rental machines and other property -- net         16,820              16,714
  Long-term financing receivables                          12,246              13,308
  Investments and sundry assets                            15,719              14,447
                                                          -------             -------

  TOTAL ASSETS                                            $85,094             $88,349
                                                          =======             =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 At September 30,
(Dollars in millions except                                           2001                At December 31,
 Per Share Amounts)                                                (Unaudited)                 2000
                                                                 ----------------         ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Taxes                                                            $   3,589                $   4,827
   Accounts payable and accruals                                       18,380                   21,374
   Short-term debt                                                     10,907                   10,205
                                                                    ---------                ---------
Total current liabilities                                              32,876                   36,406

Long-term debt                                                         17,654                   18,371
Other long-term liabilities                                            12,587                   12,948
                                                                    ---------                ---------
TOTAL LIABILITIES                                                      63,117                   67,725

Stockholders' equity:
   Preferred stock - par value $.01 per share                              --                      247
     Shares authorized: 150,000,000
     Shares issued and outstanding:
                     2000 - 2,546,011

   Common stock - par value $.20 per share                             13,852                   12,400
     Shares authorized: 4,687,500,000
     Shares issued:  2001 - 1,906,928,246
                     2000 - 1,893,940,595
   Retained earnings                                                   28,116                   23,784

   Treasury stock - at cost                                           (19,444)                 (13,800)
     Shares:  2001 - 184,286,319
              2000 - 131,041,411

   Employee benefits trust                                                 --                   (1,712)
     Shares: 2000 - 20,000,000

   Accumulated gains and losses not
     affecting retained earnings                                         (547)                    (295)
                                                                    ---------                ---------
TOTAL STOCKHOLDERS' EQUITY                                             21,977                   20,624
                                                                    ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  85,094                $  88,349
                                                                    =========                =========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

(Dollars in millions)                                             2001            2000
                                                                  ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                    $ 5,390         $ 5,423
   Adjustments to reconcile net income to
     cash provided from operating activities:
     Depreciation                                                  3,199           3,285
     Amortization of software                                        456             346
     Loss/(gain) on disposition of fixed and other assets            178            (710)
     Changes in operating assets and liabilities                     210          (3,796)
                                                                 -------         -------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES                     9,433           4,548
                                                                 -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for plant, rental machines
     and other property, net of proceeds                          (3,559)         (2,501)
   Investment in software                                           (486)           (406)
   Acquisition of Informix                                          (889)             --
   Purchases of marketable securities and other
     investments                                                    (716)           (850)
   Proceeds from marketable securities and other
     investments                                                     549           1,335
                                                                 -------         -------
   NET CASH USED IN INVESTING ACTIVITIES                          (5,101)         (2,422)
                                                                 -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from new debt                                          4,208           7,719
   Payments to settle debt                                        (5,583)         (6,711)
   Short-term borrowings less than 90 days -- net                  1,370             377
   Common stock transactions-- net                                (3,171)         (4,817)
   Preferred stock transactions                                     (247)             --
   Cash dividends paid                                              (725)           (694)
                                                                 -------         -------
   NET CASH USED IN FINANCING ACTIVITIES                          (4,148)         (4,126)
                                                                 -------         -------
Effect of exchange rate changes on
 cash and cash equivalents                                           (32)           (163)
                                                                 -------         -------

Net change in cash and cash equivalents                              152          (2,163)

Cash and cash equivalents at January 1                             3,563           5,043
                                                                 -------         -------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                        $ 3,715         $ 2,880
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

2. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)                          Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                            -----------------------         -----------------------
                                              2001            2000            2001           2000
                                            -------         -------         -------         -------
Net Income                                  $ 1,595         $ 1,963         $ 5,390         $ 5,423
                                            -------         -------         -------         -------
Gains and losses not affecting
 retained earnings (net of tax):
 Foreign currency translation                    37            (243)           (479)           (536)
 Net unrealized gains/(losses) on
     marketable securities                       19             (29)             65            (785)
 Net unrealized (losses)/gains on
     cash flow hedge derivatives               (318)             --             162              --
                                            -------         -------         -------         -------
Total losses not affecting
    retained earnings                          (262)           (272)           (252)         (1,321)
                                            -------         -------         -------         -------
Net income plus gains and losses
     not affecting retained earnings        $ 1,333         $ 1,691         $ 5,138         $ 4,102
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

4. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company was required to use the purchase method, so this aspect of the new rules will not have an impact on the company's financial results. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

      SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It must be adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

      These new requirements will impact future period net income by an amount equal to the amount of goodwill amortization that has been discontinued offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle, net of tax. The company is reviewing the provisions of these standards and based on current conditions does not expect to incur a material transition goodwill impairment charge as of January 1, 2002.

      In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The retirement obligations included are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard and its adoption is not expected to have a material effect on the consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISCLOSURE OF LONG-LIVED ASSETS. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The company is currently reviewing the provisions of this standard, which must to be implemented no later than January 1, 2002.

5. Effective January 1, 2001, interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings if the related external borrowings to support the Global Financing business were issued by either the company or its Global Financing units (see pages 20 and 21 for a discussion of Global Financing debt and interest expense). In prior periods, the caption only included interest related to direct external borrowings of Global Financing units. Prior period results have been reclassified to conform with the current period presentation.

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

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes include the transfer of the xSeries (Intel-based) servers from the Personal Systems Group to the Enterprise Systems Group - server division, and the transfer of the printing systems division from the Technology Group to the newly formed Personal and Printing Systems Group, consisting of the realigned personal computer division, retail store solutions division and the printing systems division. Third-quarter and first-nine months 2000 results have been reclassified to conform with the 2001 presentation.

7. The company is exposed to equity price changes relating to certain employee compensation obligations. These exposures are primarily related to market value movements in certain broad equity market indices and in the company's own stock. Changes in the value of these employee compensation obligations are recorded in Selling, general, and administrative expense in the Consolidated Statement of Earnings. At the end of the third quarter of 2001, although not formally designated as accounting hedges, the company entered into futures contracts linked to the total return of specific market indices designed to economically hedge the exposure relating to a portion of these employee compensation obligations. These derivatives are recorded at fair value with gains or losses also reported in Selling, general, and administrative expense in the Consolidated Statement of Earnings. As of September 30, 2001, the net fair value of these derivative positions and related net gains (losses) for the period were not material.

8. In 1997, the company created an employee benefits trust to which the company contributed 10 million shares of treasury stock. The company was authorized to instruct the trustee to sell such shares from time to time and to use the proceeds from such sales, and any dividends paid or earnings received on such stock, toward the partial satisfaction of the company's obligations under certain of its compensation and benefit plans. The shares held in trust were not considered outstanding for earnings per share purposes until they were committed to be released. The company did not commit any shares for release from the trust during its existence nor were any shares sold from the trust. The trust would have expired in 2007. Due to the fact that the company has not used the trust, nor is it expected to need the trust prior to its expiration, the company dissolved the trust, effective May 31, 2001, and all of the shares (20 million on a split-adjusted basis) were returned to the company as treasury shares. Dissolution of the trust will not affect the company's obligations related to any of its compensation and employee benefit plans or its ability to settle the obligations. In addition, the dissolution did not have any impact on net income. At this time, the company plans to fully meet its obligations for the compensation and benefit plans in the same manner as it does today: using cash from operations.

9. In 1993, the company issued 11.25 million shares of Series A 7-1/2% Preferred Stock, represented by 45 million Depositary Shares. On May 18, 2001, the company announced it would redeem all outstanding shares of its Series A 7-1/2% Preferred Stock, represented by the outstanding Depositary Shares (10,184,043 shares). The Depositary Shares represent ownership of one-fourth of a share of Preferred Stock. Depositary Shares were redeemed as of July 3, 2001, the redemption date, for cash at a redemption price of $25 plus accrued and unpaid dividends to the redemption date for each Depositary Share. Dividends on Preferred Stock, represented by the Depositary Shares ceased to accrue on the redemption date.

10. Effective May 31, 2001, the company renewed its committed global credit facility. The former $10 billion facility was due to mature in February 2002. The amount of the new facility is $8 billion. In addition, a new $4 billion, 364-day committed global credit facility was established.

11. The following table provides the liability balances for restructuring actions that the company took through 1993 and special actions in 1999:

                              Liability                                 Liability
                                as of                                     as of
(Dollars in millions)        12/31/2000     Payments    Other Adj.(c)    9/30/2001
                             ----------     --------    -------------    ---------
Current:
   Workforce (a)                $148          $107          $  65           $106
   Space (b)                      91            62             48             77
                                ----          ----          -----           ----
Total                           $239          $169          $ 113           $183

Non-current:
   Workforce (a)                $470          $ --          $ (76)          $394
   Space (b)                     384            --           (101)           283
                                ----          ----          -----           ----
Total                           $854          $ --          $(177)          $677

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

12. On April 24, 2001, the company announced it would pay $1 billion in cash for the net assets of Informix Corporation's database software business. Under the terms of the purchase, the company has paid $889 million of the purchase price and will pay the remaining amount in 2002. The Informix acquisition provides the company with a database software system used in data warehousing, business intelligence and transaction-handling systems by more than 100,000 customers. In addition, the acquisition significantly increased the size of the company's Unix database business. The transaction was completed and the results of this acquisition are included in the company's consolidated financial statements in the third quarter of 2001. The following presents the allocation of the purchase price:

(Dollars in millions)
Purchase Price                             $ 1,000

Tangible net assets                             79
Current technology                             140
Other identifiable intangible assets           230
Goodwill                                       551

      The acquisition was accounted for as a purchase transaction, and accordingly the assets and liabilities were recorded at their estimated fair value at the date of the acquisition.

      The tangible net assets are primarily comprised of accounts receivable, deferred income and other assets. The current technology represents software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are primarily comprised of customer relationships and trademarks. The identifiable intangible assets will be amortized on a straight-line basis, generally not to exceed five years.

12. On October 31, 2001, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time based on market conditions.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

      The third quarter financial results continued to demonstrate the strong resilience of the company as services, high-end servers and software revenue grew despite the current environment. In addition, the company benefited from the strength of its broad portfolio and its business model with its core of annuity-like businesses.

      A major shift is underway in customer buying patterns in favor of powerful, fully integrated servers, software and services. This shift plays directly to the strength of the company's product, services and technology portfolio. Even though customers may have slowed their investment in information technology (IT) in this economic environment, they remain focused on this shift towards integration. This customer shift is helping the company even during these difficult times, in terms of revenue growth in key segments. The company believes these trends will continue to accelerate in its favor once the economy begins to improve.

RESULTS OF OPERATIONS

(Dollars in millions)              Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                                 -----------------------         -----------------------
                                  2001            2000            2001             2000
                                  ----            ----            ----             ----
Revenue                          $20,428         $21,781         $63,040         $62,780
Cost                              13,037          14,077          40,003          40,279
                                 -------         -------         -------         -------
Gross profit                     $ 7,391         $ 7,704         $23,037         $22,501
Gross profit margin                 36.2%           35.4%           36.5%           35.8%
Net income                       $ 1,595         $ 1,963         $ 5,390         $ 5,423
Earnings per share of
     common stock:
        Assuming dilution        $  0.90         $  1.08         $  3.03         $  2.97
        Basic                    $  0.92         $  1.11         $  3.10         $  3.06

      The average number of common shares outstanding assuming dilution was lower than the third quarter of 2000 by 41.9 million and lower than the first nine months of 2000 by 43.7 million primarily as a result of the company's repurchase program. The average number of shares assuming dilution was 1,767.9 million in the third quarter of 2001 and 1,775.6 million for the first nine months of 2001. There were 1,722.6 million shares outstanding at September 30, 2001.

      Revenue for the three months ended September 30, 2001 decreased 6.2 percent versus the same period last year (3 percent at constant currency). Revenue from Global Services, including maintenance, grew 5.4 percent (9 percent at constant currency).

      Hardware revenue decline 20.9 percent (18 at constant currency) from the third quarter of 2000. Revenue from z900 mainframe servers grew strongly. Revenue from the iSeries mid-market servers increased in all geographies, while pSeries revenue declined. Personal computer revenue declined significantly, reflecting continued weakness and price pressures in the market. Revenue from the company's high-end storage product family (Shark) increased year over year. Microelectronics revenue decreased substantially, as expected, principally due to the cyclical downturn that is affecting the worldwide semiconductor and original equipment manufacturer (OEM) markets.

      Software revenue grew 9.7 percent (14 percent at constant currency) compared to the prior year's third quarter. Middleware revenue, which comprises approximately 80 percent of the company's overall software revenue, grew 14 percent (18 percent at constant currency) and operating systems revenue declined 1 percent (up 3 percent at constant currency) year over year. See the Software section below for the impact of the Informix acquisition.

      Global Financing revenue decreased 4.3 percent (2 percent at constant currency) and Enterprise Investment revenue declined 24.2 percent (21 percent at constant currency) versus the third quarter of 2000.

      In the Americas, third quarter revenue was $9.1 billion, a decline of 6.2 percent (5 percent increase at constant currency) compared with the same period last year. Revenue from Europe/Middle East/Africa was $5.7 billion, up 0.8 percent (4 percent at constant currency). Asia-Pacific revenue declined 4.6 percent (up 5 percent at constant currency) to $4.1 billion. OEM (Original Equipment manufacturer) revenue across all geographies was $1.5 billion, a 28.0 percent decline (27 percent at constant currency) compared with the third quarter of 2000.

      The company's overall gross profit margin improved to 36.2 percent in the third quarter of 2001 from 35.4 percent in the third quarter of last year.

      Third-quarter expense was 5.1 billion, up 4.7 percent compared with the year-earlier period. Selling, general and administrative expense was essentially flat. Research, development and engineering expense was also flat. Other income declined primarily due to writedowns of certain equity investments.

      The company's tax rate was 29.5 percent in the third quarter compared with
30.0 percent in the third quarter of last year.

      Net income for the nine months ended September 30, 2001 was $5.4 billion, or $3.03 per diluted common share, compared with net income of $5.4 billion, or $2.97 per diluted common share, in the year-earlier period. Revenue for the nine months ended September 30, 2001 was $63.0 billion, flat (up 5 percent in constant currency) compared with $62.8 billion for the nine months of 2000.

GLOBAL SERVICES

(Dollars in millions)       Three Months Ended              Nine Months Ended
                               September 30,                  September 30,
                           ---------------------         -----------------------
                            2001           2000            2001           2000
                            ----           ----            ----           ----
Total revenue              $8,682         $8,230         $25,895         $23,966
Total cost                  6,214          6,042          18,854          17,603
                           ------         ------         -------         -------
Gross profit               $2,468         $2,188         $ 7,041         $ 6,363
Gross profit margin          28.4%          26.6%           27.2%           26.5%

      Global Services revenue including maintenance, increased 5.4 percent (9 percent at constant currency) and 8.0 percent (13 percent at constant currency), respectively, in the third quarter and first nine months of 2001, when compared with the same periods of last year. Global Services revenue excluding maintenance, increased 7.1 percent (11 percent at constant currency) and 10.1 percent (16 percent at constant currency), respectively, for the third quarter and first nine months of 2001 versus the comparable periods of last year. Maintenance revenue declined 3.4 percent (up 1 percent at constant currency) in the third quarter of 2001 and declined 3.0 percent (up 2 percent at constant currency) for the first nine months of 2001 when compared to the same periods of 2000.

      Strategic Outsourcing Services revenue increased in both the third quarter and first nine months of 2001 versus last year with continued strong growth in the Asia/Pacific and E/ME/A regions. Integrated Technology Services revenue, excluding maintenance, increased in both the third quarter and the first nine months of 2001 versus the prior year periods, as demand for the company's expertise in e-business infrastructure services has continued and due to the growth in OEM alliance revenue. In addition, third-quarter 2001 business continuity and recovery services revenue increased. Business Innovation Services revenue grew in both the third quarter and first nine months of 2001 versus the comparable periods of 2000. Despite a slowdown in this market, particularly in the United States, customers continued to deploy e-business applications such as supply chain management and to perform e-business integration of their business processes and multiple applications. The events of September 11 further affected an already weak consulting and integration environment. Total new contract signings for Global Services in the third quarter were approximately $10 billion and the backlog at September 30, 2001 is $97 billion. Those signings included seven contracts over $100 million each.

      Global Services gross profit dollars increased 12.8 percent and 10.7 percent, respectively, in the third quarter and first nine months of 2001, when compared with year-ago periods. The Global Services gross profit margin increased 1.8 points and 0.7 points, respectively, from the prior year periods. The increase in both the gross profit dollars and gross profit margin was a result of cost reduction actions in Strategic Outsourcing Services and reduced labor and parts costs across all geographies for maintenance offerings.

HARDWARE

(Dollars in millions)       Three Months Ended              Nine Months Ended
                               September 30,                  September 30,
                           ---------------------         -----------------------
                            2001           2000            2001           2000
                            ----           ----            ----           ----
Total revenue              $7,479         $9,451         $24,678         $26,314
Total cost                  5,685          6,815          17,715          19,062
                           ------         ------         -------         -------
Gross profit               $1,794         $2,636         $ 6,963         $ 7,252
Gross profit margin          24.0%          27.9%           28.2%           27.6%

      Revenue from hardware decreased 20.9 percent (18 percent at constant currency) and 6.2 percent (3 percent at constant currency), respectively, in the third quarter and first nine months of 2001 versus the same periods of 2000.

      Effective in the first quarter of 2001, the segment results reflect changes the company made in the organization of its hardware business segments. These changes are more fully discussed in Note 6 on pages 7 and 8. All amounts disclosed herein for all years have been reclassified to conform with these changes.

      Enterprise Systems revenue declined for the third quarter and increased for the first nine months of 2001 versus the same periods of last year. The zSeries mainframe servers had good revenue growth for both the third quarter and first nine months of 2001 when compared to the same periods of 2000. MIPS (millions of instructions per second) grew 42 percent in the third quarter of 2001 versus the third quarter of 2000 and have grown over 40 percent in each quarter of 2001 versus the same periods of 2000. Storage products had revenue growth for both the third quarter and first nine months of 2001 versus the comparable periods in 2000. These increases were driven by strong disk subsystem (primarily Shark) and tape subsystem products. The UNIX-based pSeries revenue declined in the third quarter of 2001 and showed growth for the first nine months of 2001 versus the same periods last year. The decline in pSeries revenue in the third quarter was primarily a result of customers waiting for the new high-end "Regatta" server, which was announced in early October. The iSeries revenue increased for the third quarter and declined for the first nine months of 2001 versus the same periods last year. The xSeries (Intel-based) servers revenue declined for both the third quarter and first nine months of 2001 versus the comparable periods of 2000. This Intel-based server market continues to be under intense pressures.

      Technology revenue declined for the third quarter and increased for the first nine months of 2001 when compared with year-ago periods. The decline in the third quarter was driven by the semiconductor industry's severe downturn which began impacting the company in the second quarter of 2001. In addition, the company's HDD revenue declined in the third quarter and first nine months of 2001, as the company's ability to sell HDDs is highly dependent on the personal computer industry. The uncertainty in this industry is effecting both the company's HDD and personal computer results. The company continues to evaluate various alternatives to mitigate the impact of HDDs on the results of the company. These alternatives include, among other actions, rebalancing sources of supply and reexamining manufacturing efficiencies.

      Personal and Printing Systems revenue declined for the third quarter and first nine months of 2001 versus the same periods in 2000 due to lower revenue from personal computers, retail stores solutions and printing system products. The personal computer revenue decline was primarily driven by demand weakness and price erosion across all product lines. The company continues to focus on reducing cost and expense in the personal computer business as well as achieving the maximum utilization through the company's direct fulfillment channel. In October 2001, the company refreshed its entire personal computer line bringing new wireless, security and management capabilities to its Thinkpads and desktop products.

      Hardware sales gross profit dollars for the third quarter and first nine months of 2001 decreased 31.9 percent and 4.0 percent, respectively, from comparable periods in 2000. The hardware gross profit margin decreased 3.9 points and improved 0.6 points for the third quarter of 2001 and the first nine months of 2001 versus the prior year periods, respectively. These decreases were primarily due to lower volumes in the company's Technology Group and pricing pressures in personal computers and HDDs. These decreases were partially offset by higher gross profit margins for zSeries servers and disk subsystem products.

SOFTWARE

(Dollars in millions)       Three Months Ended              Nine Months Ended
                               September 30,                  September 30,
                           ---------------------         -----------------------
                            2001           2000            2001          2000
                            ----           ----            ----          ----

Total revenue              $3,201         $2,918         $9,155         $9,027
Total cost                    591            549          1,705          1,690
                           ------         ------         ------         ------
Gross profit               $2,610         $2,369         $7,450         $7,337
Gross profit margin          81.5%          81.2%          81.4%          81.3%

      Revenue from software for the third quarter and first nine months of 2001 increased 9.7 percent (14 percent at constant currency) and 1.4 percent (6 percent at constant currency), respectively, over comparable periods in 2000.

      The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) revenue increased 14 percent (18 percent at constant currency) in the third quarter of 2001 and grew 3 percent (8 percent at constant currency) for the first nine months of 2001 versus comparable periods of 2000. The third quarter revenue included additional revenue from the acquisition of the Informix database business which was completed in the third quarter of 2001. This acquisition accounted for almost half of the third quarter middleware revenue increase. In addition, the increase was driven by strong growth in WebSpere, DB2 database and MQ Series offerings. These same factors led to the increase in revenue for the first nine months of 2001 versus the same period in 2000.

      Operating-systems software revenue declined 1 percent (up 3 percent at constant currency) in the third quarter and 3 percent (up 2 percent at constant currency) for the first nine months of 2001 when compared with year-ago periods. The declines in revenue were primarily driven by lower revenue from zSeries and pSeries offerings, partially offset by higher revenue from iSeries offerings.

      Software gross profit dollars for both the third quarter and first nine months of 2001 increased 10.2 percent and 1.5 percent, respectively, versus the same periods in 2000. The gross profit margin increased 0.3 points and 0.1 points, respectively, for the third quarter and first nine months of 2001, versus the comparable periods in 2000. The increase in gross profit dollars and gross profit margin was primarily due to higher software revenue in the third quarter and first nine months of 2001 versus the same periods in 2000.

GLOBAL FINANCING

(Dollars in millions)     Three Months Ended          Nine Months Ended
                             September 30,               September 30,
                         ---------------------      -----------------------
                           2001         2000          2001           2000
                           ----         ----          ----           ----
Total revenue              $822         $859         $2,499         $2,494
Total cost                  403          501          1,279          1,411
                           ----         ----         ------         ------
Gross profit               $419         $358         $1,220         $1,083
Gross profit margin        51.0%        41.7%          48.8%          43.4%

      Global Financing revenue declined 4.3 percent (2 percent at constant currency) for the third quarter and was essentially flat (up 3 percent at constant currency) for the first nine months of 2001 when compared with the same periods of 2000. The decline in third quarter revenue was primarily driven by lower used equipment sales.

      Global Financing gross profit dollars increased 17.0 percent and 12.7 percent, respectively, for the third quarter and first nine months of 2001, versus the same periods of 2000. The gross profit margin increased 9.3 points and 5.4 points, respectively, for the third quarter and first nine months of 2001, versus the same periods of 2000. The increases in gross profit dollars and gross profit margin are primarily driven by lower borrowing costs related to the current interest rate environment. In addition, a mix away from used equipment sales toward financing revenue benefited the overall gross profit margin. See Note 5 on page 7 for additional information regarding Cost of Global Financing reclassification effective January 1, 2001. All amounts disclosed herein for all years presented have been reclassified to conform with these changes.

ENTERPRISE INVESTMENTS / OTHER

(Dollars in millions)     Three Months Ended          Nine Months Ended
                             September 30,              september 30,
                         ---------------------      ---------------------
                           2001         2000         2001         2000
                           ----         ----         ----         ----
Total revenue              $244         $323         $813         $979
Total cost                  144          170          450          513
                           ----         ----         ----         ----
Gross profit               $100         $153         $363         $466
Gross profit margin        40.8%        47.5%        44.6%        47.6%

      Revenue from Enterprise Investments/Other decreased 24.2 percent (21 percent at constant currency) and 16.9 percent (12 percent at constant currency), respectively, for the third quarter and first nine months of 2001, versus comparable periods in 2000. The decreases were primarily a result of the company's strategy to shift development and distribution of certain products to third-party companies. In addition, CATIA related products had lower revenue in the third quarter and first nine months of 2001 versus the same periods in 2000.

      The Enterprise Investments/Other gross profit dollars decreased 34.6 percent in the third quarter and 22.1 percent for the first nine months of 2001, versus the same periods of 2000. The Enterprise Investments/Other gross profit margin decreased 6.7 points and 3.0 points for the third quarter of 2001 and the first nine months of 2001 versus the prior year periods, respectively. These declines were primarily a result of the lower revenue in the third quarter and first nine months of 2001 versus last year periods.

EXPENSES

(Dollars in millions)                            Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                ---------------------            ---------------------
                                                2001             2000             2001             2000
                                                ----             ----             ----             ----
Selling, general and administrative          $   3,741        $   3,726        $  11,314         $  11,299
Percentage of revenue                             18.3%            17.1%            17.9%             18.0%

Research, development and engineering        $   1,261        $   1,261        $   3,743         $   3,702
Percentage of revenue                              6.2%             5.8%             5.9%              5.9%

      Selling, general and administrative (SG&A) expense for the third quarter and first nine months of 2001 was essentially flat (up 3 percent at constant currency), from the same periods in 2000. SG&A expense benefited from the lower goodwill amortization for the third quarter and first nine months of 2001. This benefit was offset by lower gains associated with asset sales in 2001 versus 2000 and charges taken as a result of workforce-balancing actions. The company continues to reduce its expense by using technology to improve its efficiency. The increased use of e-procurement, IBM.com, e-Care for customer support and other actions related to the company's ongoing e-business transformation continued to improve the company's productivity. These improvements enable the company to reduce its expense while increasing investments in key areas where the company can gain competitive advantages.

      Research, development and engineering expense was flat for the third quarter of 2001 and increased 1.1 percent for the first nine months of 2001, when compared with the same periods of 2000.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and interest costs associated with rentals and financing, amounted to $310 million and $995 million for the third quarter and first nine months of 2001, respectively. Of these amounts, the company capitalized $10 million for the third quarter and capitalized $24 million for the first nine months of 2001. See pages 20 and 21 for a discussion regarding the classification of interest expense in the Consolidated Statement of Earnings.

      Other income declined 141.8 percent and 128.9 percent, respectively, for the third quarter and first nine months of 2001 versus the same periods of 2000. These declines were primarily due to the write-downs ($156 million in the third quarter and $378 million in the first nine months) of certain equity investments for other-than-temporary market declines. In addition, lower realized gains from sales of available-for-sale securities in 2001 contributed to the declines in Other income.

      Included in the company's cost and expense was approximately $153 million of benefit for retirement-related plans, including pension plans and nonpension postretirement benefit plans, for the third quarter of 2001. The comparable amount for the third quarter of 2000 was approximately $88 million. The comparable amounts for the first nine months of 2001 and 2000 were $383 million and $259 million, respectively. The company realized cost and expense reductions of approximately $349 million due to the funded status of its pension plans for the third quarter of 2001. The comparable amount for the third quarter of 2000 was approximately $291 million. The comparable amounts for the first nine months of 2001 and 2000 were $1,053 million and $897 million, respectively. The third quarter of 2001 and first nine months of 2001 cost and expense reductions are net of approximately $25 million and $75 million, respectively, associated with the improvement in pension benefits for certain retirees participating in the U.S. Plan, effective January 1, 2001. Future effects of retirement-related plans on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

      The effective tax rate for the quarter ended September 30, 2001, was 29.5 percent versus 30.0 percent for the same period in 2000. The effective tax rate for the first nine months of 2001 was 29.6 percent versus 30.0 percent for the same period in 2000. The declines in the tax rates were primarily the result of the source of earnings and corresponding weighting of tax rates on a country-by-country basis.

FINANCIAL CONDITION

      During the first nine months of 2001, the company's continued strong financial performance enabled it to make significant investments to fund its future growth and increase shareholder value.

      Investments included expenditures of $4,157 million for Research, development and engineering, $4,371 million for Plant, rental machines and other property and $4,329 million for the repurchase of the company's common shares. In addition, the company acquired the database software business of the Informix Corporation for $1.0 billion in the third quarter of 2001. The company had $4,012 million in Cash and cash equivalents and Marketable securities at September 30, 2001.

CASH FLOW

(Dollars in millions)                             Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                2001             2000
                                                ----             ----
Net cash provided from (used in):
   Operating activities                        $ 9,433         $ 4,548
   Investing activities                         (5,101)         (2,422)
   Financing activities                         (4,148)         (4,126)
Effect of exchange rate changes on cash
   and cash equivalents                            (32)           (163)
                                               -------         -------

Net change in cash and cash equivalents        $   152         $(2,163)
                                               =======         =======

      Cash flows from operating activities in the first nine months of 2001 increased $4,885 million from the comparable 2000 period. This primarily resulted from collection of accounts receivable relating to strong year-end 2000 business volumes, offset by a decline in cash flows for accounts payable and other accruals.

      Cash flows used in investing activities increased $2,679 million from the comparable 2000 period. Payments for plant, rental machines and other property net of proceeds drove the increase from the comparable 2000 period, primarily for investments in the company's Global Services business and in manufacturing capacity for microelectronics and storage products. In addition, the company acquired the database software business of the Informix Corporation during the third quarter of 2001. Proceeds from marketable securities and other investments declined from the 2000 period.

      Cash flows used in financing activities in the first nine months of 2001 increased slightly by $22 million from the comparable 2000 period due primarily to a slight increase in cash dividends paid and the redemption of preferred stock in the third quarter of 2001, partially offset by decreases in common stock repurchases and lower debt financing.

WORKING CAPITAL

(Dollars in millions)                           At September 30,     At December 31,
                                                      2001                 2000
                                                ----------------     ---------------
Current assets                                      $40,309              $43,880
Current liabilities                                  32,876               36,406
                                                    -------              -------
 Working capital                                    $ 7,433              $ 7,474

Current ratio                                        1.23:1               1.21:1

      Current assets decreased $3,571 million from year-end 2000 primarily due to decreases of $4,049 million in Accounts receivable ($2,660 million in Short-term financing receivables, $1,097 million in Notes and accounts receivable and $292 million in Other accounts receivable) and $314 million in Deferred taxes. These decreases were partially offset by increases of $429 million in Prepaid expenses and other current assets, $73 million in Inventories and $290 million in Cash and cash equivalents and Marketable securities. The decline in Accounts Receivable was attributable to the collection of typically higher year-end accounts receivable balances. The increase in Prepaid expenses and other current assets primarily resulted from the recognition of derivative instrument assets relative to the company's January 1, 2001 adoption of SFAS No.
133. Inventories increased primarily within the Technology Group and Enterprise Systems Group offset by a decline in Personal and Printing Systems Group inventories.

      Current liabilities decreased $3,530 million from year-end 2000 with declines of $2,994 million in Accounts payable and accruals, and $1,238 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels), offset by an increase of $702 million in Short-term debt.

INVESTMENTS

      During the first nine months of 2001, the company invested $4,371 million in Plant, rental machines and other property, an increase of $601 million from the comparable 2000 period. The company's investments were in its services business, primarily related to the strategic outsourcing business , as well as in manufacturing capacity for microelectronics.

      In addition to software development expense included in Research, development and engineering expense, the company capitalized $486 million of software costs during the first nine months of 2001, an increase of $80 million from the comparable period in 2000. Amortization of capitalized software costs was $456 million during the first nine months of 2001, an increase of $110 million from the comparable 2000 period.

      Investments and sundry assets were $15,719 million at September 30, 2001, an increase of $1,272 million from year-end 2000, resulting primarily from an increase in prepaid pension assets and Goodwill (attributable to the purchase of Informix), partially offset by declines in alliance investments including the write-down of certain equity investments for other-than-temporary market declines.

      On April 24, 2001, the Board of Directors increased its authorized amount of IBM common shares that the company may repurchase in the open market by an additional $3.5 billion of IBM common shares. The company's total remaining authorized amount as of September 30, 2001 is $1,841 million of IBM common shares. On October 31, 2001, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market based on market conditions.

DEBT AND EQUITY

GLOBAL FINANCING

(Dollars in millions)                         At September 30,       At December 31,
                                                   2001                   2000
                                              ----------------       ---------------
Assets*                                           $36,344                $40,822
Debt **                                            26,411                 27,514
Equity                                              3,963                  4,142

Debt/Equity                                           6.7x                   6.6x

* Global Financing assets include cash, financing receivables, intercompany assets, rental machine fixed assets and other assets.
** Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

      The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. At September 30, 2001, Global Financing debt to equity ratio is 6.7x, which is within management's acceptable target range.

NON-GLOBAL FINANCING

Debt*                                          $   2,150             $    1,062

Debt/Capitalization                                 10.7%                   6.1%

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.

      The increase in non-global financing debt in the first nine months of 2001 was primarily attributable to the purchase of Informix Corporation's database software business in the third quarter of 2001.

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

      All intercompany transactions are eliminated in the Consolidated Statement of Earnings and therefore, the financing revenue associated with the financing provided by Global Financing to the company is eliminated in consolidation. Accordingly, the interest expense from the company's external borrowings that supports such financing revenue is classified in the Interest expense caption of the Consolidated Statement of Earnings as opposed to the Cost of financing caption. The reconciliation of these amounts for the three- and nine-month periods ended September 30, 2001 is as follows:

(Dollars in millions)

                                  Global      Non-global                    Consolidated
                                 Financing    Financing     Eliminations      Results
                                 ---------    ---------     ------------      -------
Three Months
 Cost of financing                 $ 289        $ --           $ (44)          $ 245
 Interest expense                     --          10              44              54

Nine Months
 Cost of financing                 $ 929        $ --           $(142)          $ 787
 Interest expense                     --          42             142             184

      Stockholders' equity increased $1,353 million from December 31, 2000, primarily due to the increase in the company's retained earnings partially offset by the company's ongoing stock repurchase program.

LIQUIDITY

      Effective May 31, 2001, the company renewed its committed global credit facility. The former $10 billion facility was due to mature in February 2002. The amount of the new facility is $8 billion. In addition, a new $4 billion, 364-day committed global credit facility was established. As of September 30, 2001, $7,238 million of the $8 billion facility and all of the $4 billion facility remained unused and available for use.

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

      12          Statement re: computation of ratios.

ITEM 6 (b). REPORTS ON FORM 8-K

      The company filed Form 8-K on July 18, 2001, with respect to the company's financial results for the periods ended June 30, 2001 and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended June 30, 2001. In addition, IBM's Chief Financial Officer, John R. Joyce's second-quarter earnings presentation to security analysts on Wednesday, July 18, 2001, was filed as Attachment II of the Form 8-K.

      The company filed Form 8-K on September 26, 2001, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Underwriting Agreement dated September 20, 2001, among International Business Machines Corporation, J. P. Morgan Securities Inc., Salomon Smith Barney Inc., ABN Amro Incorporated, Banca IMI S.p.A., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Fleet Securities Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Royal Bank of Scotland plc., UBS Warburg LLC, Utendahl Capital Partners, L.P., and The Williams Capital Group, L.P. In addition, the Form of 4.875% Note due 2006 was also filed. No financial statements were filed with this Form 8-K.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERNATIONAL BUSINESS MACHINES CORPORATION
                                                    (Registrant)

DATE: NOVEMBER 14, 2001


                                       By:         Mark Loughridge
                                           ----------------------------------

                                                   Mark Loughridge
                                             Vice President and Controller