Form 10-K405
period 2001-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2002-03-11
CIK 51143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                         VOTING SHARES OUTSTANDING    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                          AT MARCH 1, 2002          ON WHICH REGISTERED
-------------------                      -------------------------   -----------------------
Capital stock, par value $.20 per share        1,716,941,848         New York Stock Exchange
                                                                     Chicago Stock Exchange
                                                                     Pacific Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2002 was $176.9 billion.

Documents incorporated by reference:

    Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2001 into Parts I, II and IV of Form 10-K.

    Portions of IBM's definitive Proxy Statement dated March 11, 2002 into
Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

    International Business Machines Corporation (IBM) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co., and The International Time Recording Co. of New York. In 1924, C-T-R adopted the name International Business Machines Corporation.

    IBM uses advanced information technology to provide customer solutions. The company operates primarily in a single industry using several segments that create value by offering a variety of solutions that include, either singularly or in some combination, technologies, systems, products, services, software and financing.

    Organizationally, the company's major operations comprise a Global Services segment; three hardware product segments--Enterprise Systems, Personal and Printing Systems and Technology; a Software segment; a Global Financing segment and an Enterprise Investments segment. The segments are determined based on several factors, including customer base, homogeneity of products, technology and delivery channels.

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

    The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 2001 the company signed contracts totaling $51 billion, which contributed to a services backlog at December 31, 2001 of $102 billion, compared with $85 billion at the end of 2000.

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

    Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and /or loss of market opportunity. Unlike many of its competitors, the company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete.

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

    The following information is included in IBM's 2001 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of similar products or services--Pages 100 through 105.

    Financial information by geographic areas--Page 105.

    Amount spent during each of the last three years on research and development activities--Page 91.

    Financial information regarding environmental activities--Page 88.

    The number of persons employed by the registrant--Page 69.

    The management discussion overview--Pages 55 and 56.

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

ITEM 2. PROPERTIES:

    At December 31, 2001, IBM's manufacturing and development facilities in the United States had aggregate floor space of 40.8 million square feet, of which
31.5 million was owned and 9.3 million was leased. Of these amounts,
2.4 million square feet was vacant and 1.9 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled
15.2 million square feet, of which 10.7 million was owned and 4.5 million was leased. Of these amounts, 0.6 million square feet was vacant and 0.9 million square feet was being leased to non-IBM businesses.

    Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on pages 65 and 66 of IBM's 2001 Annual Report to Stockholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 11, 2002):

                                                                         OFFICER
                                                                AGE       SINCE
                                                              --------   --------
Chairman of the Board
Louis V. Gerstner, Jr.(1)...................................     60        1993

President and Chief Executive Officer
Samuel J. Palmisano(1)......................................     50        1997

Vice Chairman of the Board
John M. Thompson(1).........................................     59        1989

Senior Vice Presidents:
Nicholas M. Donofrio, Group Executive.......................     56        1995
Douglas T. Elix, Group Executive............................     53        1999
J. Bruce Harreld, Strategy..................................     51        1995
Paul M. Horn, Research......................................     55        1996
Jon C. Iwata, Communications................................     39        2002
John R. Joyce, Chief Financial Officer......................     48        1999
John E. Kelly III, Group Executive..........................     48        2000
Abby F. Kohnstamm, Marketing................................     48        1998
Joseph C. Lane, Group Executive.............................     48        2001
J. Michael Lawrie, Group Executive..........................     48        2001
Edward M. Lineen, General Counsel...........................     61        2002
J. Randall MacDonald, Human Resources.......................     53        2000
Steven A. Mills, Group Executive............................     50        2000
Robert W. Moffat, Jr., Group Executive......................     45        2002
Lawrence R. Ricciardi, General Counsel......................     61        1995
Linda S. Sanford, Group Executive...........................     49        2000
William M. Zeitler, Group Executive.........................     54        2000

Vice Presidents:
Mark Loughridge, Controller.................................     48        1998
Daniel E. O'Donnell, Secretary..............................     54        1998
Robert F. Woods, Treasurer..................................     46        2000

------------------------

(1) Member of the Board of Directors.

    All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of Joseph C. Lane and J. Randall MacDonald have been an executive of IBM or its subsidiaries during the past five years.

    Mr. Lane was with GATX Capital, a subsidiary of GATX Corporation, a holding company which provides railcar leasing and management, financial services, terminals and pipelines, and shipping and warehousing services, as president and CEO for four years prior to joining IBM in 1998. In previous assignments at GATX Capital, Mr. Lane led operations including five offices in Europe, two in Canada, four in Asia and two in Australia; was responsible for the newly created Technology Services Group, Corporate Finance Group, the Rail Group and GATX Air; was responsible for development of joint ventures and strategic alliances; and was responsible for sales, marketing and syndications.

    Mr. MacDonald was with GTE (now Verizon Communications), a telecommunications company, as executive vice president of human resources and administration until joining IBM in 2000. He was with GTE for 17 years holding positions of increasing responsibility. Before joining GTE, Mr. MacDonald held human resources positions at Ingersoll-Rand Corporation and Sterling Drug, Inc.

ITEM 3. LEGAL PROCEEDINGS:

    Refer to note n "Contingencies and Commitments" on page 89 of IBM's 2001 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS:

    Refer to pages 106 and 107 of IBM's 2001 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

    IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 677,418 common stockholders of record at March 1, 2002.

ITEM 6. SELECTED FINANCIAL DATA:

    Refer to page 106 of IBM's 2001 Annual Report to Stockholders which is incorporated herein by reference.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Refer to pages 55 through 69 of IBM's 2001 Annual Report to Stockholders which are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

    Refer to the section titled "Market Risk" on pages 68 and 69 of IBM'S 2001 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    Refer to page 54 and 70 through 105 of IBM's 2001 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Refer to pages 5 through 8 of IBM's definitive Proxy Statement dated
March 11 2002, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

ITEM 11. EXECUTIVE COMPENSATION:

    Refer to pages 13 through 21 of IBM's definitive Proxy Statement dated March 11, 2002, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

    (a) Security Ownership of Certain Beneficial Owners:

        Not applicable.

    (b) Security Ownership of Management:

        Refer to the section entitled "Ownership of Securities--Common Stock and Total Stock-Based Holdings" appearing on pages 11 and 12 of IBM's definitive Proxy Statement dated March 11, 2002, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Refer to the section entitled "Other Relationships" appearing on page 10 of IBM's definitive Proxy Statement dated March 11, 2002, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as part of this report:

       1. Financial statements from IBM's 2001 Annual Report to Stockholders which are incorporated herein by reference:

           Report of Independent Accountants (page 54).

           Consolidated Statement of Earnings for the years ended December 31, 2001, 2000 and 1999 (page 70).

           Consolidated Statement of Financial Position at December 31, 2001 and 2000 (page 71).

           Consolidated Statement of Stockholders' Equity at December 31, 2001, 2000 and 1999 (pages 72 and 73).

           Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (page 74).

           Notes to Consolidated Financial Statements (pages 75 through 105).

       2.  Financial statement schedules required to be filed by Item 8 of this
           Form:

        SCHEDULE
PAGE     NUMBER
----   -----------
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

            IV   --         Additional Exhibits     (a) Quarterly Consolidated Statement of Earnings--
                                                       Restated 2001
                                                    (b) Quarterly Consolidated Statement of Earnings--
                                                       Restated 2000

            V    --         IBM's 2001 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.

            VI   --         Powers of Attorney.

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

     -- Board of Directors compensatory plans, as described under "Directors' Compensation" on pages 10 and 11 of IBM's definitive Proxy Statement dated March 11, 2002, and is hereby incorporated by reference.

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

     --         The IBM Extended Tax Deferred Savings Plan is Exhibit X to
                Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

     --         The Employment Agreement for L. V. Gerstner, Jr. Is
                Exhibit 19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.

     --         Amendment to Employment Agreement for L. V. Gerstner, Jr.
                dated as of January 1, 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.

     --         Second Amendment to Employment Agreement for L. V. Gerstner,
                Jr. dated as of November 17, 1997, is Exhibit VI to
                Form 10-K for the year ended December 31, 1997, and is hereby incorporated by reference.

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

     -- IBM's definitive Proxy Statement dated March 11, 2002, certain sections of which have been incorporated herein by reference.

    (b) Reports on Form 8-K:

        The company filed Form 8-K on October 16, 2001, with respect to the company's financial results for the periods ended September 30, 2001, and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended September 30, 2001. In addition, IBM's Chief Financial Officer John R. Joyce's third quarter earnings presentation to securities analysts on Tuesday, October 16, 2001, was filed as Attachment II of the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNATIONAL BUSINESS MACHINES CORPORATION

                                                   (Registrant)

                                  By: __________/s/ SAMUEL J. PALMISANO_________
                                                (Samuel J. Palmisano)
                                                 PRESIDENT AND CHIEF
                                                  EXECUTIVE OFFICER

                                                Date: March 11, 2002

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ JOHN R. JOYCE                    Senior Vice President, Chief
                   (John R. Joyce)                     Financial Officer               March 11, 2002

                 /s/ MARK LOUGHRIDGE
                  (Mark Loughridge)                    Vice President and Controller   March 11, 2002

CATHLEEN BLACK              Director
KENNETH I. CHENAULT         Director
JUERGEN DORMANN             Director
LOUIS V. GERSTNER, JR.      Chairman of the Board
NANNERL O. KEOHANE          Director
CHARLES F. KNIGHT           Director
MINORU MAKIHARA             Director                             By: /s/ DANIEL E. O'DONNELL
LUCIO A. NOTO               Director                                (Daniel E. O'Donnell)
JOHN B. SLAUGHTER           Director                                  ATTORNEY-IN-FACT
SIDNEY TAUREL               Director
JOHN M. THOMPSON            Vice Chairman of the Board                 March 11, 2002
ALEX TROTMAN                Director
LODEWIJK C. VAN WACHEM      Director
CHARLES M. VEST             Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of International Business Machines Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 17, 2002, appearing on page 54 of the 2001 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
January 17, 2002

                                                                     SCHEDULE II

      INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31:
                             (DOLLARS IN MILLIONS)

                                                                ADDITIONS
                                                  BALANCE AT     CHARGED                               BALANCE AT
                                                  BEGINNING      TO COSTS                                 END
DESCRIPTION                                       OF PERIOD    AND EXPENSES   WRITE-OFFS   OTHER (A)   OF PERIOD
------------------------------------------------  ----------   ------------   ----------   ---------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  2001
    --Current...................................     $860          $418          $269        $(25)        $984
                                                     ====          ====          ====        ====         ====

    --Noncurrent................................     $ 87          $ 73          $ 49        $(14)        $ 97
                                                     ====          ====          ====        ====         ====

  2000
    --Current...................................     $854          $286          $247        $(33)        $860
                                                     ====          ====          ====        ====         ====

    --Noncurrent................................     $158          $(15)         $ 45        $(11)        $ 87
                                                     ====          ====          ====        ====         ====

  1999
    --Current...................................     $794          $285          $202        $(23)        $854
                                                     ====          ====          ====        ====         ====

    --Noncurrent................................     $195          $ 34          $ 28        $(43)        $158
                                                     ====          ====          ====        ====         ====

ALLOWANCE FOR INVENTORY LOSSES
  2001..........................................     $695          $590          $582        $ 23         $726
                                                     ====          ====          ====        ====         ====

  2000..........................................     $869          $527          $643        $(58)        $695
                                                     ====          ====          ====        ====         ====

  1999..........................................     $723          $644          $514        $ 16         $869
                                                     ====          ====          ====        ====         ====

------------------------

(A) Primarily comprises currency translation adjustments.

                                 EXHIBIT INDEX

   REFERENCE
  NUMBER PER
  ITEM 601 OF                                                                  EXHIBIT NUMBER
 REGULATION SK                     DESCRIPTION OF EXHIBITS                    IN THIS FORM 10-K
---------------   ----------------------------------------------------------  -----------------
        (2)       Plan of acquisition, reorganization, arrangement,
                  liquidation or succession.................................  Not applicable

        (3)       Certificate of Incorporation and By-laws..................

                  The Certificate of Incorporation of IBM is Exhibit (3)(i)
                  to Form 8-K filed April 28, 1999, and is hereby
                  incorporated by reference.................................

                  The By-laws of IBM as amended through January 1, 2001, is
                  Attachment III to Form 8-K dated January 17, 2001, and is
                  hereby incorporated by reference..........................

        (4)       Instruments defining the rights of security holders.......

                  The instruments defining the rights of the holders of the
                  7.25% Notes due 2002 are Exhibits 4(a) through 4(l) to
                  Registration Statement No. 33-33590 on Form S-3, filed
                  February 22, 1990, and are hereby incorporated by
                  reference.................................................

                  The instruments defining the rights of the holders of the
                  7.50% Debentures due 2013 are Exhibits 4(a) through 4(l)
                  to Registration Statement No. 33-49475(1) on Form S-3,
                  filed May 24, 1993, and are hereby incorporated by
                  reference.................................................

                  The instruments defining the rights of the holders of the
                  8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d)
                  to Registration Statement No. 33-31732 on Form S-3, filed
                  on October 24, 1989, and are hereby incorporated by
                  reference.................................................

                  The instruments defining the rights of the holders of the
                  7.00% Debentures due 2025 and the 7.00% Debentures due
                  2045 are Exhibits 2 and 3 to Form 8-K, filed on
                  October 30, 1995, and are hereby incorporated by
                  reference.................................................

                  The instrument defining the rights of the holders of the
                  7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A,
                  filed on December 6, 1996, and is hereby incorporated by
                  reference.................................................

                  The instruments defining the rights of the holders of the
                  6.45% Notes due 2007 and the 6.22% Debentures due 2027 are
                  Exhibit 2 and 3 to Form 8-K, filed on August 1, 1997, and
                  is hereby incorporated by reference.......................

                  The instrument defining the rights of the holders of the
                  6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed
                  on January 8, 1998, and is hereby incorporated by
                  reference.................................................

                  The instrument defining the rights of the holders of the
                  5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on
                  January 29, 1999, and is hereby incorporated by
                  reference.................................................

        (9)       Voting trust agreement....................................  Not applicable

   REFERENCE
  NUMBER PER
  ITEM 601 OF                                                                  EXHIBIT NUMBER
 REGULATION SK                     DESCRIPTION OF EXHIBITS                    IN THIS FORM 10-K
---------------   ----------------------------------------------------------  -----------------
       (10)       Material contracts........................................

                  The IBM 1999 Long-Term Performance Plan, a compensatory
                  plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby
                  incorporated by reference.................................

                  The IBM 1997 Long-Term Performance Plan, a compensatory
                  plan, is contained in Registration Statement No. 33-331305 on Form S-8, filed on July 15, 1997, and is hereby
                  incorporated by reference.................................

                  Board of Directors compensatory arrangements as described
                  under "Directors' Compensation" on pages 10 and 11 of
                  IBM's definitive Proxy Statement dated March 11, 2002, and is hereby incorporated by reference.......................

                  The IBM Supplemental Executive Retention Plan is Exhibit
                  VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference.......................

                  The IBM Executive Deferred Compensation Plan is contained
                  in Registration Statement No. 333-33692 as Exhibit 4 on
                  Form S-8, filed March 31, 2000, and is hereby incorporated by reference..............................................

                  The IBM Board of Directors Deferred Compensation and
                  Equity Award Plan is Exhibit X to Form 10-K for the year
                  ended December 31, 1996, and is hereby incorporated by
                  reference.................................................

                  The IBM Non-Employee Directors Stock Option Plan is
                  Appendix B to IBM's definitive Proxy Statement dated
                  March 14, 1995, and is hereby incorporated by
                  reference.................................................

                  The IBM Extended Tax Deferred Savings Plan is Exhibit X to
                  Form 10-K for the year ended December 31, 1994, and is
                  hereby incorporated by reference..........................

                  The Employment Agreement for L. V. Gerstner, Jr. is
                  Exhibit 19 to Form 10-Q dated March 31, 1993, and is
                  hereby incorporated by reference..........................

                  Amendment to Employment Agreement for L. V. Gerstner, Jr.
                  dated as of January 1, 1996, is Exhibit XI to Form 10-K
                  for the year ended December 31, 1995, and is hereby
                  incorporated by reference.................................

                  Second Amendment to Employment Agreement for
                  L. V. Gerstner, Jr. dated as of November 17, 1997, is
                  Exhibit VI to Form 10-K for the year ended December 31,
                  1997, and is hereby incorporated by reference.............

       (11)       Statement re computation of per share earnings............

                  The statement re computation of per share earnings is
                  note r, "Earnings Per Share of Common Stock" on page 93
                  of IBM's 2001 Annual Report to Stockholders, and is hereby incorporated by reference.................................

   REFERENCE
  NUMBER PER
  ITEM 601 OF                                                                  EXHIBIT NUMBER
 REGULATION SK                     DESCRIPTION OF EXHIBITS                    IN THIS FORM 10-K
---------------   ----------------------------------------------------------  -----------------
       (12)       Statement re computation of ratios........................         I

       (13)       Annual report to security holders.........................         V

       (18)       Letter re change in accounting principles.................  Not applicable

       (19)       Previously unfiled documents..............................  Not applicable

       (21)       Subsidiaries of the registrant............................        II

       (22)       Published report regarding matters submitted to vote of
                  security holders..........................................  Not applicable

       (23)       Consents of experts and counsel...........................        III

       (24)       Powers of attorney........................................        VI

       (28)       Information from reports furnished to state insurance
                  regulatory authorities....................................  Not applicable

       (99)       Additional exhibits.......................................        IV