Form 10-Q
period 2002-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2002-05-15
CIK 51143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2002


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       The registrant has 1,711,889,435 shares of common stock outstanding at March 31, 2002.

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION:

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statement of Earnings for the three months
           ended March 31, 2002 and 2001 .................................    1

      Consolidated Statement of Financial Position at
           March 31, 2002 and December 31, 2001...........................    3

      Consolidated Statement of Cash Flows for the three months
           ended March 31, 2002 and 2001 .................................    5

      Notes to Consolidated Financial Statements .........................    6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION ..............   11

PART II - OTHER INFORMATION ..............................................   25

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                            Three Months Ended
 per share amounts)                                          March 31,
                                                    -----------------------
                                                      2002           2001*
                                                    --------       --------
REVENUE:
Global Services                                     $  8,229       $  8,471
Hardware                                               6,405          8,547
Software                                               2,897          2,918
Global Financing                                         783            832
Enterprise Investments/Other                             237            276
                                                    --------       --------
TOTAL REVENUE                                         18,551         21,044

COST:
Global Services                                        6,093          6,311
Hardware                                               5,029          5,969
Software                                                 549            579
Global Financing                                         340            438
Enterprise Investments/Other                             104            139
                                                    --------       --------
TOTAL COST                                            12,115         13,436
                                                    --------       --------

GROSS PROFIT                                           6,436          7,608

EXPENSE AND OTHER INCOME:
Selling, general and administrative                    4,053          4,119
Research, development and
engineering                                            1,200          1,281
Intellectual property and custom
development income                                      (333)          (277)
Other (income) and expense                              (205)           (76)
Interest expense                                          30             72
                                                    --------       --------
TOTAL EXPENSE AND OTHER INCOME                         4,745          5,119

INCOME BEFORE INCOME TAXES                             1,691          2,489
Provision for income taxes                               499            739
                                                    --------       --------
NET INCOME                                             1,192          1,750
Preferred stock dividends                                  -              5
                                                    --------       --------

NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                        $  1,192       $  1,745
                                                    ========       ========

* Reclassified to conform with 2002 presentation.
(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                                Three Months Ended
                                                    MARCH 31,
                                          ----------------------------
                                             2002                   2001
EARNINGS PER SHARE OF COMMON
      STOCK:

      Assuming dilution                   $       0.68   $       0.98
      Basic                               $       0.69   $       1.00

AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING: (MILLIONS)
      Assuming dilution                        1,753.0        1,781.2
      Basic                                    1,718.4        1,740.9

CASH DIVIDENDS PER COMMON SHARE           $       0.14   $       0.13

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS


(Dollars in millions)                                At March 31,
                                                         2002       At December 31,
                                                     (UNAUDITED)         2001*
                                                       -------        -------
ASSETS
Current assets:
Cash and cash equivalents                              $ 3,833        $ 6,330
Marketable securities -- at fair value,
    which approximates market value                        134             63
Notes and accounts receivable -- trade, net of
    allowances                                           8,325          9,101
Short-term financing receivables                        14,555         16,656
Other accounts receivable                                1,238          1,261

Inventories, at lower of average cost or net realizable value

   Finished goods                                        1,270          1,259
   Work in process and raw materials                     3,137          3,045
                                                       -------        -------
Total inventories                                        4,407          4,304
Deferred taxes
                                                         2,332          2,402

Intangible assets                                           94            122

Prepaid expenses and other current assets                2,467          2,222
                                                       -------        -------
Total current assets                                    37,385         42,461

Plant, rental machines and other property               39,375         38,375
    Less: Accumulated depreciation                      22,746         21,871
                                                       -------        -------
Plant, rental machines and other property -- net        16,629         16,504
Long-term financing receivables                         11,745         12,246
Intangible assets                                          350            356
Goodwill                                                 1,436          1,278
Investments and sundry assets                           15,511         15,468
                                                       -------        -------
TOTAL ASSETS                                           $83,056        $88,313
                                                       =======        =======

* Reclassified to conform with 2002 presentation

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (C0NTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             At March 31,
(Dollars in millions except                                                      2002         At December 31,
 per share amounts)                                                           (UNAUDITED)          2001
                                                                             -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Taxes                                                                        $ 4,235         $  4,644
   Short-term debt                                                                8,243           11,188
   Accounts payable and accruals                                                 17,606           19,287
                                                                               --------         --------
Total current liabilities                                                        30,084           35,119

Long-term debt                                                                   16,665           15,963
Other liabilities                                                                13,256           13,617
                                                                               --------         --------
TOTAL LIABILITIES                                                                60,005           64,699

STOCKHOLDERS' EQUITY:

   Common stock - par value $.20 per share                                       14,444           14,248
     Shares authorized: 4,687,500,000
     Shares issued:  2002 - 1,916,363,067
                     2001 - 1,913,513,218
   Retained earnings                                                             31,037           30,142

   Treasury stock - at cost                                                     (21,549)         (20,114)
      Shares:  2002 - 204,473,632
               2001 - 190,319,489


   Accumulated gains and losses not
     affecting retained earnings                                                   (881)            (662)
                                                                               --------         --------

TOTAL STOCKHOLDERS' EQUITY                                                       23,051           23,614
                                                                               --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 83,056         $ 88,313
                                                                               ========         ========


 (The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

(Dollars in millions)                                              2002           2001
                                                                 -------         -------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                    $ 1,192         $ 1,750
   Adjustments to reconcile net income to
      cash provided from operating activities:
     Depreciation                                                    992           1,084
     Amortization of software                                        175             149
     (Gain)/loss on disposition of fixed and other assets           (128)             55
     Changes in operating assets and liabilities                     424          (1,103)
                                                                 -------         -------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES                     2,655           1,935
                                                                 -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payments for plant, rental machines
     and other property, net of proceeds                          (1,111)         (1,276)
   Investment in software                                           (140)           (134)
   Purchases of marketable securities and other
     investments                                                    (273)            (74)
   Proceeds from marketable securities and other
      investments                                                     67             102
                                                                 -------         -------
   NET CASH USED IN INVESTING ACTIVITIES
                                                                  (1,457)         (1,382)
                                                                 -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from new debt                                            978             578
   Payments to settle debt                                          (369)         (1,052)
   Short-term (repayments)/borrowings less than 90
    days--net                                                     (2,611)          1,364
   Common stock transactions -- net                               (1,435)           (926)
   Cash dividends paid                                              (241)           (234)
                                                                 -------         -------
   NET CASH USED IN FINANCING ACTIVITIES                          (3,678)           (270)
                                                                 -------         -------

Effect of exchange rate changes on
 cash and cash equivalents                                           (17)            (53)
                                                                 -------         -------

Net change in cash and cash equivalents                           (2,497)            230

Cash and cash equivalents at January 1                             6,330           3,563
                                                                 -------         -------

CASH AND CASH EQUIVALENTS AT MARCH 31                            $ 3,833         $ 3,793
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

(Dollars in millions)                           Three Months Ended
                                                       MARCH 31,
                                              -----------------------
                                                2002            2001*
                                              -------         -------

Net Income                                    $ 1,192         $ 1,750
                                              -------         -------
Gains and losses not affecting
 retained earnings (net of tax):
 Foreign currency translation
     adjustments                                 (180)           (370)
 Minimum pension liability
     adjustments                                   22              (4)
 Net unrealized (losses)/gains on
     marketable securities                         (8)             (1)
 Net unrealized gains/(losses) on
     cash flow hedge derivatives                  (53)            507
                                              -------         -------
Total gains and (losses) not affecting
   retained earnings                             (219)            132
                                              -------         -------
Net income plus gains and losses
     not affecting retained earnings          $   973         $ 1,882
                                              =======         =======

* Reclassified to conform with 2002 presentation.

3. On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this standard did not have a material effect on the financial statements.

       On January 1, 2002, the company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on services contracts as revenue. These costs are not to be netted as a reduction of cost. The adoption of this guidance did not have a material effect on the Consolidated Statement of Earnings.

       In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operations of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

 4. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. An initial impairment test of goodwill must be performed in 2002 as of January 1, 2002. The company completed this initial transition impairment test and determined that its goodwill is not impaired.

       The changes in the carrying amount of goodwill, by external reporting segment, for the quarter ended March 31, 2002, are as follows:

                                                                                                Foreign
                                               Assembled                      Purchase          Currency
                                Balance        Workforce       Goodwill         Price          Translation        Balance
      Segment                   1/1/02         Reclass(*)      Additions      Adjustments      Adjustments        3/31/02
      -------                   ------          ------          ------          ------           ------           ------

Global Services                 $  325        $      -          $   11           $   -           $   (4)          $  332
Enterprise Systems                 111              26               -               -                -              137
Personal and Printing
 Systems                            13               -               -               -                -               13
Technology                         102               5               -               -                -              107
Software                           727               2             130              (8)              (4)             847
Global Financing                     -               -               -               -                -                -
Enterprise Investments               -               -               -               -                -                -
                                ------          ------          ------          ------           ------           ------

Total                           $1,278          $   33          $  141          $   (8)          $   (8)          $1,436

(*) In accordance with SFAS No. 141, "Business Combinations," the unamortized balance for acquired assembled workforce, which had been recognized as an intangible asset separate from goodwill, has been reclassified to goodwill effective January 1, 2002.

        There were no goodwill impairment losses recorded during the quarter and there was no goodwill written off as a result of divestitures during the quarter.

       The following table presents the prior period's reported net income adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

(Dollars in millions except             Three Months Ended
     per share amounts)                   March 31, 2001
                                       -------------------

Reported net income                        $   1,750
Add: Goodwill amortization,
         net of tax effects                       75
                                           ---------
Adjusted net income                        $   1,825

BASIC EARNINGS PER SHARE:
 Reported net income                       $    1.00
 Goodwill amortization                          0.04
                                           ---------
Adjusted basic earnings per share          $    1.04

DILUTED EARNINGS PER SHARE:
 Reported net income                       $    0.98
 Goodwill amortization                          0.04
                                           ---------
Adjusted diluted earnings per share        $    1.02


        SFAS No. 141 specifies certain criteria for identifying, valuing and recording intangible assets separate from goodwill. SFAS No. 142 prescribes the disclosure requirements for intangible assets that meet these criteria. The following schedule details the company's intangible asset balances by major asset class:

 (Dollars in millions)    Gross Carrying    Accumulated       Net Carrying
Intangible Asset Class        Amount        Amortization    Amount At 3/31/02
----------------------        ------        ------------    -----------------

Customer-related               $ 310           $ (76)           $ 234
Completed technology             212             (65)             147
Patents/Trademarks               111             (63)              48
Other(a)                          43             (28)              15
                               -----           -----            -----
Total                          $ 676           $(232)           $ 444

(a) Other intangibles are primarily contract-related assets such as employee agreements and leasehold interests.

        The net carrying amount of intangible assets decreased $34 million during the first quarter of 2002 due to the amortization of existing intangible asset balances and the reclassification of acquired assembled workforce to goodwill effective January 1, 2002, offset by identified intangible assets recorded as a result of the CrossWorlds acquisition.

        The aggregate amortization expense was $40 million and $100 million for the quarter ended March 31, 2002 and for year ended December 31, 2001, respectively.

        The amortization expense related to intangible assets currently recorded on the company's books for each of the five succeeding years is estimated to be the following at December 31,:

2002                 $ 160 million includes 1Q02 amortization
2003                 $ 148 million
2004                 $ 108 million
2005                 $  45 million
2006                 $  23 million

5. On January 11, 2002, the company acquired all of the outstanding stock of CrossWorlds Software, Inc., for $138 million. CrossWorlds is a leading provider of software that enables companies to automate business processes that integrate multiple applications, such as those for managing customer relationships and supply chains, as well as to integrate business processes unique to individual industries such as telecommunications, financial services, and industrial sectors. The acquisition better enables the company to participate in the emerging Business Process Management (BPM) opportunity. The transaction was completed in the first quarter of 2002 from which time the results of this acquisition were included in the company's consolidated financial statements.

       The allocation of the purchase price for this acquisition is presented in the following table:


                              Amortization
(dollars in millions)          Life (yrs.)         Amount
---------------------------------------------------------

Current assets                                      $  27
Fixed assets                                            7
Intangible assets:
   Completed technology            3                   33
   Customer lists                  5                    5
   Other intangibles               5                    1
   Goodwill                                           130
In-process research &
   development                                          2
---------------------------------------------------------
Total assets acquired                                 205
---------------------------------------------------------
Payables/accrued
   Expenses                                           (54)
Deferred tax liability                                (13)
---------------------------------------------------------
Total liabilities assumed                             (67)
---------------------------------------------------------
Net assets acquired                                 $ 138
---------------------------------------------------------

       The overall weighted-average life of the identified intangible assets acquired in the purchase of CrossWorlds is 3.3 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of 130 million has been assigned to the Software segment. None of the goodwill is deductible for tax purposes. The primary items that generated this goodwill are the value of the acquired assembled workforce and the synergies between CrossWorlds and IBM.
The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of the acquisition. The company recorded a pretax charge of $2 million for in-process research and development. This amount, which reflects the relative value and contribution of the acquired research and development to the company's existing research or product lines, was charged to research, development, and engineering expense on the company's Consolidated Statement of Earnings.

6. The tables on pages 29 and 30 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP), e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

7. The following table provides the liability balances for restructuring actions that the company took through 1993 and special actions in 1999:

                     Liability                                Liability
                       as of                                    as of
                     12/31/2001   Payments    Other Adj.(c)   3/31/2002
                     ----------   --------    -------------   ----------

Current:
 Workforce (a)        $  87        $  26         $  13         $  74
 Space (b)               65           17            15            63
                      -----        -----         -----         -----
Total                 $ 152        $  43         $  28         $ 137
Non-current:
 Workforce (a)        $ 385        $   -         $ (20)        $ 365
 Space (b)              204            -           (19)          185
                      -----        -----         -----         -----
Total                 $ 589        $   -         $ (39)        $ 550

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

8. Subsequent Events: On April 16, 2002, Hitachi, Ltd. and IBM announced plans to create a new, standalone company that will integrate various hard disk drive
(HDD) operations from research and development through sales and marketing. An additional initiative contemplates the companies working together on a common architecture for future storage subsystems to improve interoperability and lower customer costs. Negotiations are underway on the terms of an agreement.

       On April 30, 2002, the company announced that the Board of Directors approved an increase in the quarterly dividend of 7 percent from $.14 to $.15 per common share. The dividend is payable June 10, 2002, to shareholders of record on May 10, 2002.

       On April 30, 2002, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

       The first quarter financial results, while disappointing, were largely the result of the continued weak global business environment. Customers deferred technology purchases in the first quarter, and such deferrals impacted the company across many of its major business segments.

       Even within this tough climate, the company generated $1.7 billion in pre-tax income, had strong services signings of more than $15 billion, and believes it gained or held share in most of its high-priority businesses. The company is pleased that, despite the difficult business conditions, it continued to maintain its leadership.

       While no one can predict the timing of a recovery, the company remains optimistic that business conditions will improve later this year. The company's customers believe that information technology remains critical to the success of their businesses, and that they will continue to embrace the company's e-business strategies, its products and its services. The company remains confident about the fundamental strength of its business and its prospects for the future.


RESULTS OF OPERATIONS

(Dollars in millions except per share amounts)               Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                             2002            2001
                                                            ------          ------

Revenue                                                     $18,551         $21,044
Cost                                                         12,115          13,436
                                                            -------         -------
Gross profit                                                $ 6,436         $ 7,608
Gross profit margin                                           34.7%           36.1%
Net income                                                  $ 1,192         $ 1,750
Earnings per share of
     common stock:
        Assuming dilution                                   $  0.68         $  0.98
        Basic                                               $  0.69         $  1.00

       The average number of common shares outstanding assuming dilution was lower by 28.2 million than the first quarter of 2001, primarily as a result of the company's share repurchase program. The average number of shares assuming dilution was 1,753.0 million in the first quarter of 2002 and 1,781.2 million for the first quarter of 2001. There were 1,711.9 million shares outstanding at March 31, 2002.

       Revenue for the three months ended March 31, 2002 decreased 11.8 percent from the same period last year (9 percent at constant currency). Global Services revenue, including maintenance, declined 2.9 percent (up 1 percent at constant currency) in the first quarter to $8.2 billion. The company signed more than $15 billion in services contracts in the first quarter.

       Hardware revenue decreased 25.1 percent (23 percent at constant currency) to $6.4 billion compared with the first quarter of 2001. Revenue from Enterprise Systems declined due to customers deferring purchases and price pressures. Personal computer revenue declined in the first quarter, reflecting continued weak industry demand. Technology revenue, which includes hard disk drives (HDD) and microelectronics, decreased substantially from the prior year's quarter, reflecting ongoing weakness in both product areas.

       Software revenue decreased 0.7 percent (up 3 percent at constant currency) to $2.9 billion. Middleware revenue, which comprises 80 percent of the company's software revenue, grew 2 percent (6 percent at constant currency) and operating systems software declined 10 percent (7 percent at constant currency) year over year.

       Global Financing revenue decreased 5.9 percent (3 percent at constant currency) in the first quarter to $783 million. Revenue from the Enterprise Investments/Other area, which includes industry-specific IT solutions, declined
14.3 percent (10 percent at constant currency) to $237 million compared with the first quarter of 2001.

       In the Americas, first-quarter revenue was $8.1 billion, a decrease of
9.2 percent (8 percent at constant currency) from the same period last year. Revenue from Europe/Middle East/Africa was $5.1 billion, down 8.5 percent (4 percent at constant currency). Asia-Pacific revenue declined 9.4 percent (3 percent at constant currency) to $3.9 billion. OEM revenue across all geographies was $1.3 billion, a 37.1 percent decrease (37 percent at constant currency) compared with the first quarter of 2001.

       The company's total gross profit margin was 34.7 percent in the first quarter of 2002 compared with 36.1 percent in the first quarter of 2001. A nearly nine-point reduction in the hardware margin offset increases in all other revenue categories.

       In the first quarter, total expense and other income improved 7.3 percent to $4.7 billion. Selling, general and administrative (SG&A) expense declined 1.6 percent and research, development and engineering expense declined 6.3 percent, both reflecting the continued reduction in discretionary spending. SG&A expense results also included the absorption of higher expenses for workforce-balancing initiatives and provisions for bad debt expense. In addition, the company's results benefited from lower write downs of equity investments, the elimination of the amortization of goodwill and the sale of the personal computer desktop manufacturing operations to Sanmina-SCI, higher intellectual property income and lower interest expense.

           The company's tax rate in the first quarter was 29.5 percent compared with 29.7 percent in the first quarter of last year.

GLOBAL SERVICES
---------------

(Dollars in millions)         Three Months Ended
                                   March 31,
                            ---------------------
                             2002           2001
                            -----          -----

Total revenue              $8,229         $8,471
Total cost                  6,093          6,311
                            -----          -----
Gross profit               $2,136         $2,160
Gross profit margin          26.0%          25.5%

       Global Services revenue, including maintenance, decreased 2.9 percent (up 1 percent at constant currency) in the first quarter of 2002 compared with the same period last year. Global Services revenue, excluding maintenance, declined
3.2 percent (up 1 percent at constant currency). Maintenance revenue declined
1.0 percent (up 3 percent at constant currency) in the first quarter of 2002 versus the same period in 2001.

       Strategic Outsourcing Services revenue increased as demand remained strong. Strategic Outsourcing Services is attractive to customers in both good and bad economies as customers focus on cost reductions. Integrated Technology Services, excluding maintenance, declined slightly as revenue in support of non-IBM hardware deployment continues to moderate due to the slowdown in the personal computer and telecommunications industries and networking equipment providers. Revenue for management services, such as business recovery, technical support and infrastructure and systems management continued to grow. Business Innovation Services (BIS) revenue declined as it was affected the most by the slowdown in the economy. Despite the slowdown in the BIS market, especially in the Americas, customers continue to deploy e-business applications such as e-business integration and enterprise resource planning (ERP). The company signed more than $15 billion in services contracts in the first quarter of 2002, the largest first quarter signings in the company's history. These signings included ten deals over $100 million each including two deals over $1 billion. The services backlog at March 31, 2002, stands at approximately $108 billion.

       Global Services gross profit dollars decreased 1.1 percent in the first quarter of 2002, compared with the year-ago period. The gross profit margin improved 0.5 points in the first quarter of 2002 versus last year. The increase in gross profit margin was primarily driven by lower labor and parts costs for maintenance offerings.

HARDWARE
--------

(Dollars in millions)        Three Months Ended
                                  March 31,
                           ---------------------
                            2002           2001
                           ------         ------

Total revenue              $6,405         $8,547

Total cost                  5,029          5,969
                           ------         ------
Gross profit               $1,376         $2,578
Gross profit margin          21.5%          30.2%

       Revenue from hardware for the first quarter of 2002 decreased 25.1 percent (23 percent at constant currency) when compared with the same period in 2001.

       Enterprise Systems revenue decreased as eServer revenue and storage businesses declined due to a longer customer decision process and aggressive pricing by competitors in the first quarter of 2002 versus 2001. Revenue from zSeries mainframes declined as a result of deferred purchase decisions. Total deliveries of zSeries computing power as measured in MIPS (millions of instructions per second) decreased 4 percent in the first quarter of 2002 compared to the first quarter of 2001. Revenue from the pSeries UNIX servers declined due to lower volumes and significant price pressures and iSeries servers declined as customers deferred buying decisions pending the introduction of the Power4 architecture. The xSeries revenue declined driven by steep price erosion the company has been experiencing over the past year. In storage, both total disk storage and tape storage revenue declined as a result of increasing price pressure and a longer customer decision process, resulting in some deferrals at the end of the quarter.

        Personal and Printing Systems revenue decreased as a result of lower revenue from personal computers, retail store solutions and printing systems products. The personal computer revenue decline continues to reflect demand weakness and price erosion across all product lines. The percentage of business through the direct channel did not meet the company's expectation for the first quarter of 2002. The company continues to execute on its strategies for its personal computer business as the company's inventory was down, channel inventory was reduced and expense declined versus the first quarter of 2001. The company also continues to bring new functionality to its desktop personal computers and ThinkPads, such as the latest wireless and security offerings.

       Technology revenue declined substantially in the first quarter of 2002 versus the comparable period of 2001. The decline in Technology revenue was driven by the semiconductor industry's severe downturn. In addition, HDD (hard disk drive) revenue decreased year-over-year reflecting the continued pricing and demand pressures in the components market. See note 8 on page 10 of this Form 10-Q for additional information regarding the company's HDD business. The company also continues to evaluate various alternatives to mitigate the impact of the semiconductor industry's downturn on the results of the company. These alternatives include among other actions, rebalancing sources of supply and reexamining manufacturing efficiencies.

       Hardware gross profit dollars for the first quarter of 2002 decreased
46.6 percent and the gross profit margin decreased 8.7 points, from the comparable period in 2001. These decreases were primarily driven by significantly lower gross profit margins associated with microelectronic products, due to the continued weakness in demand for the company's OEM products. However, for end-user hardware, gross profit margins for most individual products were fairly stable as price reductions were offset with cost reductions.

SOFTWARE
--------

(Dollars in millions)        Three Months Ended
                                  March 31,
                           ---------------------
                            2002           2001
                           ------         ------

Total revenue              $2,897         $2,918
Total cost                    549            579
                           ------         ------
Gross profit               $2,348         $2,339
Gross profit margin          81.1%          80.2%

     Revenue from software for the first quarter of 2002 declined 0.7 percent (up 3 percent at constant currency) versus the first quarter of 2001. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had revenue growth of 2 percent (6 percent at constant currency) over the first three months of 2001. The Informix acquisition contributed to all of the middleware revenue growth at constant currency. Additional middleware revenue growth was driven by strong growth in WebSpere, continued growth in DB2 database products, growth in Tivoli security and systems management offerings and the impact of currency. DB2, the company's leading database management software, grew revenue in double digits at constant currency. This additional revenue growth was partially offset by a decline in Lotus software products. Operating-systems software revenue declined 10 percent (7 percent at constant currency) in the first quarter of 2002 when compared with the year-ago period. The decline in the first quarter revenue was primarily driven by lower revenue from pSeries and iSeries software products.

       Software gross profit dollars were essentially flat and the gross profit margin improved 0.9 points versus the first quarter of 2001. The improvement in the gross profit percentage was primarly driven by lower external royalty payments and lower service costs in 2002 versus 2001.

GLOBAL FINANCING
----------------

(Dollars in millions)      Three Months Ended
                                March 31,
                           -----------------
                           2002         2001
                           ----         ----

Total revenue              $783         $832
Total cost                  340          438
                           ----         ----
Gross profit               $443         $394
Gross profit margin        56.6%        47.3%

       First quarter 2002 Global Financing revenue decreased 5.9 percent (3 percent at constant currency) compared with the same period of 2001. The decline was primarily driven by lower commercial financing activity in 2002 versus 2001.

      Global Financing gross profit dollars increased 12.6 percent for the first quarter of 2002 versus the same period in 2001. The gross profit margin increased 9.3 points in 2002 as compared to 2001. These increases were primarily driven by lower borrowing costs related to the current interest rate environment, partially offset by a decline in the used equipment sales gross profit margin.

ENTERPRISE INVESTMENTS / OTHER
------------------------------

(Dollars in millions)      Three Months Ended
                                March 31,
                           -----------------
                           2002         2001
                           ----         ----

Total revenue              $237         $276
Total cost                  104          139
                           ----         ----
Gross profit               $133         $137
Gross profit margin        56.2%        49.5%

       Revenue from Enterprise Investments/Other decreased 14.3 percent (10 percent at constant currency) in the first three months of 2002 versus the comparable period in 2001. The decrease was primarily driven by lower hardware revenue associated with document processors versus last year.

       The Enterprise Investments/Other gross profit dollars decreased 2.7 percent and the gross profit margin increased 6.7 points in the first quarter of 2002, versus the same periods of 2001, primarily as a result of the mix of revenue shifting to higher margin products such as CATIA.

EXPENSE AND OTHER INCOME
------------------------

       The company reclassified the impact of intellectual property income, gains and losses on sales and other than temporary declines in market value of certain investments, realized gains and losses on certain real estate activity and foreign currency transaction gains and losses from the SG&A caption on the Consolidated Statement of Earnings. Custom development income was also reclassified from the Research, development and engineering caption on the Consolidated Statement of Earnings. Intellectual property and custom development income are now recorded in a separate caption in the Consolidated Statement of Earnings. The other items listed above are now recorded as part of Other (income) and expense. Prior periods were reclassified to conform with the current year presentation.

(Dollars in millions)                             Three Months Ended
                                                       March 31,
                                             --------------------------
                                              2002              2001
                                              ----              ----

Selling, general and administrative          $ 4,053          $ 4,119
Percentage of revenue                           21.8%            19.6%

Research, development and engineering        $ 1,200          $ 1,281
Percentage of revenue                            6.5%             6.1%

Intellectual property and custom
 development (income)                        $  (333)         $  (277)

Other (income) and expense                   $  (205)         $   (76)

Interest expense                             $    30          $    72
                                             -------          -------

Total expense and other income               $ 4,745          $ 5,119

       Selling, general and administrative (SG&A) expense decreased 1.6 percent (up 1 percent at constant currency) in the first three months of 2002 compared with the same period in 2001. The company continues to make progress in its operating expense management driven by its continued focus on productivity. SG&A expense decreased in 2002 as a result of lower discretionary spending on items such as travel and consulting services. Contributing to the overall decrease was the benefit from the elimination of goodwill amortization of $76 million (pre-tax) and a favorable impact from currency translation. This overall decrease (comprised of lower discretionary spending, the elimination of goodwill amortization and currency translation) was partially offset by a first-quarter 2002 increase of $61 million in charges taken for bad debt expense to a total of $154 million and a first-quarter 2002 increase of $108 million in charges taken for workforce reductions to a total of $138 million. The company continues to evaluate its headcount and skills needs, and may continue to take related actions from time to time.

       As described in note 4 on pages 7 through 9, of this Form 10-Q, the company adopted new accounting rules that eliminate the amortization of goodwill on January 1, 2002. The new rules also provide for no goodwill amortization on any acquisitions that occurred after June 30, 2001. The amount of goodwill amortization, net of tax, that would have been recorded in the first quarter of 2002 if the new rules were not adopted on January 1, 2002, (excluding the Informix acquisition that occurred after June 30, 2001, and any other post 2001 acquisitions) was $65 million. The amount of goodwill amortization recorded in the first quarter of 2001 was $75 million, net of tax.

       Research, development and engineering (RD&E) expense decreased 6.3 percent for the first three months of 2002 compared with the same period of 2001. The decline in RD&E expense was driven by the focus on discretionary spending and savings associated with the integration of Lotus and Tivoli into the company's Software business.

       Intellectual property and custom development income increased 20.0 percent for the first three months of 2002 versus the first quarter of 2001.

(Dollars in millions)                    Three Months Ended
                                              March 31,
                                       ---------------------
                                        2002            2001
                                        ----            ----

Sales and other transfers of
   intellectual property                $170            $ 60
Licensing/royalty-based fees              95             139
Custom development income                 68              78
                                        ----            ----
Total                                   $333            $277

       Sales and other transfers of intellectual property can vary period to period. These transactions often require an extended period of negotiations and contract/license drafting and administration prior to finalization and recognition in the financial statements. The increase in first quarter 2002 versus first quarter 2001 was primarily due to the transfer of technology know how for building a complementary metal oxide semiconductor (CMOS) device in a silicon-on- insulator (SOI) substrate to Sony and Toshiba. The amount of income from licensing/royalty-based fee transactions has been declining and this trend may continue.

       Other (income) and expense improved 171 percent in the first quarter of 2002 versus the first quarter of 2001. The improvement was primarily the result of lower write-downs of certain equity investments for other-than-temporary market declines of $88 million and a $91 million gain in the first quarter of 2002 associated with the sale of the U.S. and European desktop personal computer manufacturing to Sanmina SCI. These items were partially offset by lower interest income of $20 million in the first quarter of 2002 versus 2001.

       Interest expense excluding interest classified as Cost of Financing in the Consolidated Statement of Earnings declined 57.9 percent in the first quarter of 2002 compared with the first quarter of 2001. The decline was a result of reduced levels of debt and lower interest rates.

      Interest on total borrowings of the company and its subsidiaries, which includes interest expense and Global Financing interest classified as Cost of Financing in the Consolidated Statement of Earnings was $217 million for the first quarter of 2002, of which the company capitalized $9 million.

       The following table provides the total pre-tax (income)/cost for retirement-related plans at March 31, 2002 and 2001. (Income)/cost amounts are included as a reduction from/addition to, respectively, the company's cost and expense amounts on the Consolidated Statement of Earnings.

Retirement-Related Benefits

                                                  March 31,    March 31,
(dollars in millions)                             2002              2001
                                                  ----              ----
Total retirement-related plans--
 (income)/cost                                   $ (25)            $ (84)
                                                 =====             =====
Comprise:
   Defined benefit and contribution
     pension plans                                (113)             (187)
   Nonpension postretirement
     retirement benefits                            88               103

       Included in the amounts above, the company realized income of approximately $266 million due to the funded status of its defined benefits pension plans for the quarter ended March 31, 2002. The comparable amount for the first quarter of 2001 was approximately $339 million. The decline in the income was primarily a result of the change in the expected long-term rate of return on plan assets from 10 percent to 9.5 percent for the U.S. plan and similar changes made for certain non-U.S. plans.

       At the beginning of 2002, the company reduced its expected long-term return on the U.S. Plan assets assumption from 10.0 percent to 9.5 percent. This change and the impact of 2002 changes in the expected long-term rate of return on plan assets for certain non-U.S. Plans is expected to reduce 2002 net retirement plan income by approximately $350 million.

       The company annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. Using this process, the company changed its discount rate assumption for the PPP from 7.25 percent to 7.00 percent, effective December 31, 2001. This change is not expected to have a material effect on the company's 2002 results of operations.

       Future effects of retirement-related plans on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

PROVISION FOR INCOME TAXES

       The effective tax rate for the first three months of 2002 was 29.5 percent versus 29.7 percent in the first quarter of 2001. The company's effective tax rate will change period to period based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies. In the normal course of business, the company expects that its effective tax rate will approximate 30 percent.

FINANCIAL CONDITION

       During the first quarter of 2002, the company's financial performance enabled it to make significant investments to fund its future growth and increase shareholder value. These investments included expenditures of $1,339 million for Research, development and engineering, $1,373 million for Plant, rental machines and other property and $1,782 million for the repurchase of the company's common shares. The company had $3,967 million in Cash and cash equivalents and Marketable securities at March 31, 2002.

CASH FLOW

(Dollars in millions)                                      Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                        2002               2001
                                                        ----               ----
Net cash provided from/(used in):
   Operating activities                               $ 2,655             $ 1,935
   Investing activities                                (1,457)             (1,382)
   Financing activities                                (3,678)               (270)
                                                      -------             -------

   Effect of exchange rate changes on cash
   and cash equivalents                                   (17)                (53)
                                                      -------             -------

Net change in cash and cash equivalents               $(2,497)            $   230

       Cash flows from operating activities in the first three months of 2002 increased $720 million from the comparable 2001 period. This primarily resulted from working capital improvements.

       Cash flows used in investing activities increased by $75 million from the comparable 2001 period. The increase primarily resulted from the acquisition of CrossWorlds. Proceeds from marketable securities and other investments declined from the 2001 period.

       Cash flows used in financing activities in the first three months of 2002 increased $3,408 million from the comparable 2001 period due primarily to a decrease in debt financing and an increase in stock repurchases.

WORKING CAPITAL

(Dollars in millions)         At March 31,     At December 31,
                                  2002             2001
                              ------------    ---------------

Current assets                 $37,385            $42,461
Current liabilities             30,084             35,119
                               -------            -------
 Working capital               $ 7,301            $ 7,342
Current ratio                   1.24:1             1.21:1

       Current assets decreased $5,076 million from year-end 2001 primarily due to decreases of $2,900 million in Accounts receivable ($2,101 million in Short-term financing receivables,

$776 million in Notes and accounts receivable and $23 in Other accounts receivable), $2,426 million in Cash and cash equivalents and Marketable securities and $70 million in deferred taxes, partially offset by increases of $245 million in Prepaid expenses and other current assets and $103 million in Inventories. The decline in accounts receivable was attributable to the lower first quarter revenue volumes and collection of typically higher yearend accounts receivable balances. The net decrease in Cash and cash equivalents and Marketable securities was primarily due to a decrease in cash flow from Investing and Financing activities partially offset by an increase in cash flow from Operating activities compared to year-end 2001.

       Current liabilities decreased $5,035 million from year-end 2001 with declines of $2,945 million in short-term debt, $1,681 million in Accounts payable and other accruals, and $409 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels).

INVESTMENTS

       During the first quarter of 2002, the company invested $1,373 million in Plant, rental machines and other property, a decrease of $60 million from the comparable 2001 period. The company invested in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for the 300 mm copper chip-making facilities in microelectronics.

       In addition to software development expense included in RD&E expense, during the first three months of 2002, the company invested in software costs of $140 million that were capitalized on the Consolidated Statement of Financial Position, an increase of $6 million from the comparable period in 2001. Amortization of capitalized software costs was $175 million during the first quarter of 2002, an increase of $26 million from the comparable 2001 period.

       Investments and sundry assets were $15,511 million at March 31, 2002, an increase of $43 million from year-end 2001, primarily due to higher pre-paid pension assets.

       The company has remaining authorization as of March 31, 2002, to purchase $2,794 million of IBM common shares in the open market. On April 30, 2002, the Board of Directors authorized the company to repurchase up to an additional $3.5 billion of IBM common shares. The company plans to repurchase the shares in the open market from time to time, based on market conditions.

DEBT AND EQUITY

       The company's debt level of $24,908 million is almost entirely (98 percent) the result of the company's Global Financing business. The Global Financing business provides financing primarily to the company's customers and business partners. Using the typical financing business model, Global Financing funds its operations primarily through borrowings. It uses a debt to equity ratio of approximately 7 to 1. Global Financing generates income by charging its customers a higher interest rate than the interest expense on Global Financing borrowings.

Global Financing Assets and Debt

(dollars in billions)

                                    GLOBAL FINANCING
                               -----------------------
                               ASSETS             DEBT

1993                           30,448             21,131
1994                           28,670             19,164
1995                           28,846             19,722
1996                           31,793             20,627
1997                           35,444             23,824
1998                           40,199             27,754
1999                           39,686             26,799
2000                           40,822             27,514
2001                           36,670             25,545
2002                           33,723             24,377


       The company's operations are essentially self-funding except for the company's Global Financing business which leverages assets.

       The company's funding requirements are continually monitored and strategies are executed to manage the company's overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed. The company's total debt decreased $2,243 million to $24,908 million. Based upon the company's two different capital structures as previously discussed in this section, the analysis of this change and certain ratios are discussed below on both a Global Financing and a non-global financing basis.

GLOBAL FINANCING

(Dollars in millions)      At March 31,     At December 31,
                              2002               2001
                          ------------     ---------------

Assets*                     $33,723            $36,670
Debt **                      24,377             25,545
Equity                        3,715              3,756

Debt/Equity                    6.6x               6.8x

* Global Financing assets include cash, financing receivables, intercompany amounts, rental machine fixed assets and other assets.
** Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

       The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. In the first quarter of 2002, the Global Financing debt to equity ratio decreased to 6.6x, which is within management's acceptable target range.

NON-GLOBAL FINANCING

(Dollars in millions)         At March 31,       At December 31,
                                 2002                2001
                            ---------------     ---------------

Debt*                        $    531           $    1,606

Debt/Capitalization               2.7%                 7.5%

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.

       The decrease in non-global financing debt in the first quarter of 2002 was due to stronger cash flows and decreased requirements for cash in the first quarter period.

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

(Dollars in millions)
                                Global           Non-Global                               Consolidated
                               Financing         Financing          Eliminations             Results
                               ---------         ---------          ------------             -------
Cost of financing               $ 208               --                 $ (30)                 $ 178
Interest expense                   --             $    0                  30                     30

       Stockholders' equity decreased $563 million from December 31, 2001, primarily due to the company's ongoing stock repurchase program partially offset by an increase in the company's retained earnings. A review of the company's debt and equity should also consider other contractual obligations and commitments. These amounts are summarized in one table below to facilitate a reader's review.

CONTRACTUAL OBLIGATIONS

                                                                       Payments Due In
                                Balance as           -----------------------------------------------------------
(Dollars in millions)           of 3/31/02           2002            2003-04           2005-06        After 2006
                                ----------           ----            -------           -------        ----------

Long-term debt                  $ 20,203           $ 3,824           $ 5,041           $ 4,620           $ 6,718
Lease commitments                  5,319               988             1,889             1,028             1,414

COMMITMENTS
                                                                        Amounts Expiring In
                                Balance as           -----------------------------------------------------------
(Dollars in millions)           of 3/31/02           2002            2003-04           2005-06        After 2006
                                ----------           ----            -------           -------        ----------

Unused lines of credit          $  3,762           $ 2,906           $   412           $   208         $   236
Other commitments                    229                96               130                 3               -
Financial guarantees                 217                79                40                 9              89

LIQUIDITY

       The company maintains a global credit facility totaling $12.0 billion in committed credit lines, including an $8.0 billion five-year facility (which has four years remaining) and a $4.0 billion 364-day facility, as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 2002, amounts unused and available under these facilities were $11,537 million. In addition, at March 31, 2002, the company had in place other lines of credit, most of which were uncommitted, of $7,294 million. The amount of unused and available under these primarily uncommitted facilities at March 31, 2002, was $5,162 million.

       The major rating agencies' ratings of the company's debt securities at March 31, 2002, appear in the table below:

                                              Standard              Moody's
                                                 And              Investors
                                               Poor's              Service          Fitch, Inc.
                                             --------------------------------------------------

Senior long-term debt                           A+                   A1                   AA-
Commercial paper                               A-1                 Prime-1               F-1+

CURRENCY RATE FLUCTUATIONS

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company's results. At March 31, 2002, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2001. The currency rate changes had an unfavorable effect on revenue growth of approximately 3 and 5 percentage points in the first quarter of 2002 and 2001, respectively.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations, as required by SFAS No. 52, "Foreign Currency Translation." Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars and entering into foreign currency hedge contracts.

       The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in note k, "Derivatives and Hedging Transactions," on pages 85 through 87 of the 2001 Annual Report.

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


                           PART II - OTHER INFORMATION

ITEM 6 (a). EXHIBITS

EXHIBIT NUMBER
--------------

      3   The By-laws of IBM as amended through April 30, 2002.

     10   Third Amendment to Employment Agreement for L.V. Gerstner, Jr.
          dated as of January 29, 2002.

     11   Statement re: computation of per share earnings.

     12   Statement re: computation of ratios.

ITEM 6 (b). REPORTS ON FORM 8-K

       The company filed Form 8-K on January 17, 2002, with respect to the company's financial results for the periods ended December 31, 2001, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended December 31, 2001. In addition, IBM's Chief Financial Officer, John R. Joyce's fourth-quarter earnings presentation to security analysts on Thursday, January 17, 2002 was filed as Attachment II of the Form 8-K.

       The company filed Form 8-K on January 29, 2002, announcing that Samuel J. Palmisano had been elected CEO of IBM effective March 1, 2002 and that Louis V. Gerstner, Jr. will remain IBM chairman through the end of 2002.



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

                                  International Business Machines Corporation
                                  -------------------------------------------
                                                (Registrant)

Date: May 15, 2002
------------------

                                  By:  /s/ Robert F. Woods
                                       ----------------------------------
                                       Robert F. Woods
                                       Vice President and Controller