Form 10-Q
period 2002-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2002-08-13
CIK 51143

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                     1-2360
                            (Commission file number)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                             13-0871985
     ------------------------        ------------------------------------
     (State of incorporation)        (IRS employer identification number)

                 Armonk, New York                  10504
    ----------------------------------------     ----------
   (Address of principal executive offices)      (Zip Code)

                                  914-499-1900
                         -------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant has 1,694,323,457 shares of common stock outstanding at June 30, 2002.

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION:

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statement of Earnings for the three and six
      months ended June 30, 2002 and 2001 ..........................................................   1

    Consolidated Statement of Financial Position at
      June 30, 2002 and December 31, 2001 ..........................................................   3

    Consolidated Statement of Cash Flows for the six months
      ended June 30, 2002 and 2001 .................................................................   5

    Notes to Consolidated Financial Statements .....................................................   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION ......................................................  14

PART II - OTHER INFORMATION ........................................................................  29

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                             Three Months Ended           Six Months Ended
per share amounts)                                           June 30,                     June 30,
                                                     -------------------------   -------------------------
                                                        2002           2001         2002          2001
                                                     -----------   -----------   -----------   -----------
REVENUE:
Global Services                                      $     8,661   $     8,742   $    16,890   $    17,213
Hardware                                                   6,672         7,918        12,556        15,730
Software                                                   3,266         3,036         6,163         5,954
Global Financing                                             825           845         1,608         1,677
Enterprise Investments/Other                                 227           293           464           569
                                                     -----------   -----------   -----------   -----------
TOTAL REVENUE                                             19,651        20,834        37,681        41,143

COST:
Global Services                                            6,382         6,329        12,475        12,640
Hardware                                                   5,019         5,378         9,463        10,685
Software                                                     500           535         1,049         1,114
Global Financing                                             356           438           696           876
Enterprise Investments/Other                                 124           167           228           306
                                                     -----------   -----------   -----------   -----------
TOTAL COST                                                12,381        12,847        23,911        25,621
                                                     -----------   -----------   -----------   -----------

GROSS PROFIT                                               7,270         7,987        13,770        15,522

EXPENSE:
Selling, general and administrative                        5,288         4,182         9,311         8,265
Research, development and engineering                      1,198         1,284         2,333         2,493
Intellectual property and custom
  development income                                        (243)         (354)         (539)         (619)
Other (income) and expense                                   399          (124)          194          (193)
Interest expense                                              33            58            63           128
                                                     -----------   -----------   -----------   -----------
TOTAL EXPENSE AND OTHER INCOME                             6,675         5,046        11,362        10,074

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                               595         2,941         2,408         5,448
Provision for income taxes                                   150           850           679         1,580
                                                     -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS                            445         2,091         1,729         3,868

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                     -------------------------   -------------------------
                                                        2002           2001         2002          2001
                                                     -----------   -----------   -----------   -----------
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations                           (389)          (46)         (481)          (73)
                                                     -----------   -----------   -----------   -----------
NET INCOME                                                    56         2,045   $     1,248         3,795
Preferred stock dividends                                      -             5             -            10
                                                     -----------   -----------   -----------   -----------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS         $        56   $     2,040   $     1,248   $     3,785
                                                     ===========   ===========   ===========   ===========

EARNINGS PER SHARE OF COMMON STOCK:
  Assuming dilution
    Continuing operations                            $      0.25   $      1.17   $      0.98   $      2.17
    Discontinued operations                                (0.22)        (0.03)        (0.28)        (0.04)
                                                     -----------   -----------   -----------   -----------
    Total                                            $      0.03   $      1.15*  $      0.71*  $      2.13
                                                     ===========   ===========   ===========   ===========

  Basic
    Continuing operations                            $      0.26   $      1.20   $      1.01   $      2.22
    Discontinued operations                                (0.23)        (0.03)        (0.28)        (0.04)
                                                     -----------   -----------   -----------   -----------
    Total                                            $      0.03   $      1.17   $      0.73   $      2.18
                                                     ===========   ===========   ===========   ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING: (MILLIONS)

  Assuming dilution                                      1,730.4       1,777.7       1,741.7       1,779.5

  Basic                                                  1,705.0       1,738.2       1,711.7       1,739.6

Cash dividends per common share                      $      0.15   $      0.14   $      0.29   $      0.27

* Does not total due to rounding

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                             At June 30,
(Dollars in millions)                                                           2002          At December 31,
                                                                             (Unaudited)           2001*
                                                                            --------------    ---------------
ASSETS
  CURRENT ASSETS:
  Cash and cash equivalents                                                 $        3,453    $         6,330
  Marketable securities -- at fair value, which approximates market                    114                 63
  Notes and accounts receivable -- trade, net of lowances allowances                 8,514              9,101
  Short-term financing receivables                                                  15,105             16,656
  Other accounts receivable                                                          1,255              1,261
  Inventories, at lower of average cost or net realizable value
    Finished goods                                                                   1,054              1,259
    Work in process and raw materials                                                2,788              3,045
                                                                            --------------    ---------------

  Total inventories                                                                  3,842              4,304
  Deferred taxes                                                                     2,436              2,402
  Intangible assets                                                                     84                122
  Prepaid expenses and other current assets                                          1,920              2,222
                                                                            --------------    ---------------
  Total current assets                                                              36,723             42,461

  Plant, rental machines and other property                                         36,379             38,375
    Less: Accumulated depreciation                                                  21,667             21,871
                                                                            --------------    ---------------
  Plant, rental machines and other property -- net                                  14,712             16,504
  Long-term financing receivables                                                   11,932             12,246
  Intangible assets                                                                    308                356
  Goodwill                                                                           1,421              1,278
  Investments and sundry assets                                                     16,887             15,468
  Assets of discontinued operations                                                  2,228                  -
                                                                            --------------    ---------------

  TOTAL ASSETS                                                              $       84,211    $        88,313
                                                                            ==============    ===============

* Reclassified to conform with 2002 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             At June 30,
(Dollars in millions except                                                     2002          At December 31,
 per share amounts)                                                          (Unaudited)           2001*
                                                                            --------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Taxes                                                                   $        3,623    $         4,644
    Short-term debt                                                                  9,571             11,188
    Accounts payable and accruals                                                   19,403             19,287
                                                                            --------------    ---------------
  Total current liabilities                                                         32,597             35,119

  Long-term debt                                                                    16,270             15,963
  Other liabilities                                                                 13,757             13,617
  Liabilities of discontinued operations                                               192                  -
                                                                            --------------    ---------------
  TOTAL LIABILITIES                                                                 62,816             64,699

  STOCKHOLDERS' EQUITY:
    Common stock - par value $.20 per share                                         14,520             14,248
      Shares authorized: 4,687,500,000
      Shares issued: 2002 - 1,917,722,795
                     2001 - 1,913,513,218
    Retained earnings                                                               30,742             30,142

    Treasury stock - at cost                                                       (23,074)           (20,114)
      Shares: 2002 - 223,399,338
              2001 - 190,319,489
Accumulated gains and losses notaffecting retained earnings                           (793)              (662)
                                                                            --------------    ---------------

TOTAL STOCKHOLDERS' EQUITY                                                          21,395             23,614
                                                                            --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       84,211    $        88,313
                                                                            ==============    ===============

* Reclassified to conform with 2002 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

(Dollars in millions)                                                            2002              2001
                                                                            --------------    ---------------
 CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
   Income from continuing operations                                        $        1,729    $         3,868
   Adjustments to reconcile income from continuing
     operations to cash provided from operating activities:
     Depreciation                                                                    2,360              1,986
     Amortization of software                                                          341                290
     (Gain)/loss on disposition of fixed and other assets                             (154)                57
     Changes in operating assets and liabilities                                     1,564            (1,004)
                                                                            --------------    ---------------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS            5,840              5,197
                                                                            --------------    ---------------

 CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
   Payments for plant, rental machines and other property, net of proceeds          (2,061)            (2,305)
   Investment in software                                                             (272)              (306)
   Purchases of marketable securities and other investments                           (415)              (406)
   Proceeds from marketable securities and other investments                           230                458
                                                                            --------------    ---------------
   NET CASH USED IN INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS                (2,518)            (2,559)
                                                                            --------------    ---------------

 CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
   Proceeds from new debt                                                            1,806              2,102
   Payments to settle debt                                                          (1,819)            (2,191)
   Short-term (repayments)/borrowings less than 90 days -- net                      (2,372)              (323)
   Common stock transactions -- net                                                 (2,960)            (1,650)
   Cash dividends paid                                                                (497)              (482)
                                                                            --------------    ---------------
   NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                 (5,842)            (2,544)
                                                                            --------------    ---------------

 Effect of exchange rate changes on cash and cash equivalents                          127                (41)
 Net cash flow (used)/provided by discontinued operations                             (484)                75
                                                                            --------------    ---------------
 Net change in cash and cash equivalents                                            (2,877)               128
 Cash and cash equivalents at January 1                                              6,330              3,563
                                                                            --------------    ---------------
 CASH AND CASH EQUIVALENTS AT JUNE 30                                       $        3,453    $         3,691
                                                                            ==============    ===============

(The accompanying notes are an integral part of the financial statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three- and six-month periods have been made.

2. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)                                   Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                     -------------------------   -------------------------
                                                        2002          2001*         2002          2001*
                                                     -----------   -----------   -----------   -----------
Net Income                                           $        56   $     2,045   $     1,248   $     3,795
                                                     -----------   -----------   -----------   -----------
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
    adjustments                                              630          (142)          450          (512)
  Minimum pension liability
    adjustments                                               (4)            -            18            (4)
  Net unrealized (losses)/gains on
    marketable securities                                     (5)           47           (13)           46
  Net unrealized (losses)/gains on
    cash flow hedge derivatives                             (532)          (27)         (586)          480
                                                     -----------   -----------   -----------   -----------
Total gains and (losses) not
   affecting retained earnings                                89          (122)         (131)           10
                                                     -----------   -----------   -----------   -----------
Net income plus gains and losses
   not affecting retained earnings                   $       145   $     1,923   $     1,117   $     3,805
                                                     ===========   ===========   ===========   ===========

* Reclassified to conform with 2002 presentation.

3. On June 3, 2002, the company signed an agreement with Hitachi to sell the company's Hard Disk Drive (HDD) business. The estimated proceeds from the sale are approximately $2 billion and the estimated loss on disposal is approximately $28 million, net of tax. The loss on disposal is recorded in the Loss from discontinued operations in the Consolidated Statement of Earnings. Adjustments to the estimated loss, if any, will be recorded through the date on which the transaction closes, subject to regulatory approvals.

     Under the terms of the agreement, 70 percent of the proceeds will be received upon the closing of the transaction. The remaining proceeds will be received one and three years after the transaction closes. The remaining proceeds are fixed and are not dependent or variable based upon the sold business' earnings or performance and the company has no ability to significantly influence the operations of the divested business.

     The HDD business is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from the company's results of continuing operations for all periods presented in this document. The results from discontinued operations are discussed on page 23. The financial results reported as discontinued operations include the external original equipment manufacturer (OEM) hard disk drive business and certain charges related to hard disk drives used in the company's e-server and e-storage products that were recorded in the Technology segment. The discontinued operations results do not reflect hard disk drive shipments to IBM internal customers. The HDD business was part of the company's Technology external reporting segment. The results of operations for HDD have been excluded from the Segment Information footnote.

Summarized selected financial information for the discontinued operations is as follows:

(Dollars in millions)              Three Months Ended           Six Months Ended
                                        June 30,                     June 30,
                                -------------------------   -------------------------
                                   2002          2001*         2002          2001*
                                -----------   -----------   -----------   -----------
Revenue                         $       379   $       734   $       900   $     1,469
                                ===========   ===========   ===========   ===========
Pre-tax loss                    $      (577)  $       (39)  $      (700)  $       (58)
Income taxes                           (188)            7          (219)           15
                                -----------   -----------   -----------   -----------
Net loss                        $      (389)  $       (46)  $      (481)  $       (73)
                                ===========   ===========   ===========   ===========

     The assets and liabilities of discontinued operations are stated separately as of June 30, 2002 on the statement of financial position. The major asset and liability categories are as follows:

(Dollars in millions)                                At June 30,
                                                        2002
                                                     -----------
Inventories                                          $       579
Net plant, machines and other property                     1,607
Prepaid expenses and other current assets                     42
                                                     -----------
Assets of discontinued operations                    $     2,228
                                                     ===========

Liabilities of discontinued operations               $       192
                                                     ===========

4. During the second quarter of 2002, the company executed several actions in its Microelectronics Division. The Microelectronics Division is within the company's Technology segment. These actions are the result of the company's announced intentions to refocus and direct its microelectronics business to the high-end foundry, ASICs and standard products, while creating a technology services business. A major part of the actions relate to a significant reduction in the company's manufacturing capacity for aluminum technology.

     In addition, the company rebalanced both its workforce and leased space resources primarily in response to the recent decline in corporate spending on technology services.

The following table summarizes the significant components of these actions:

(dollars in millions)
                                                          Liability
                                           Sale or       recorded in
                        Total pre-tax   write-off of      Second                         Other         Liability as of
                           charges         assets        Quarter 2002       Payments   Adjustments+     June 30, 2002
                        ----------------------------------------------------------------------------------------------
MICROELECTRONICS:

 Machinery/
   equipment:           $         423   $        323(A)
     Current                                             $         67(B)*          -              -    $            67
     Non current                                                   33(B)**         -              -                 33
 Non cancelable
   purchase
   commitments:                    60                                              -              -
     Current                                                       35(C)*                                           35
     Non current                                                   25(C)**                                          25
 Employee
   terminations:                   45
     Current                                                       44(D)*          1              -                 43
     Non current                                                    1(D)**                                           1

 Vacant space:                     11
   Current                                                          5(E)*                                            5
   Non current                                                      6(E)**                                           6

   Sale of Endicott
     facility                     223            221(F)             2(F)*          -              -                  2

   Sale of certain
     operations                    63             53(G)            10(G)*          -              -                 10
GLOBAL SERVICES AND
  OTHER:
  Employee
  terminations:                   722
     Current                                                      671(H)*        161             11                521
     Non current                                                   51(H)**                        2                 53

  Vacant space:                   180             29(I)
     Current                                                       57(I)*          -              3                 60
     Non current                                                   94(I)**         -              7                101
                        ----------------------------------------------------------------------------------------------
                        $       1,727   $        626     $      1,101       $    162   $         23    $           962
                        =============   ============     ============       ========   ============    ===============

+  Represents currency translation adjustments.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial
   Position.

(A) This amount is recorded in Selling, general and administrative (SG&A) expense and primarily represents the abandonment and loss on sale of certain capital assets during the second quarter 2002.

(B) This amount is comprised of costs incurred to remove abandoned capital assets and the remaining lease payments for leased equipment that was abandoned in the second quarter of 2002. The company expects to pay the removal costs by June 30, 2003. The remaining lease payments will continue through 2005. These amounts are recorded in SG&A expense.

(C) The company is subject to certain noncancelable purchase commitments. As a result of the decision to significantly reduce aluminum capacity, the company no longer has a need for certain materials subject to these agreements. The required future payments for materials no longer needed under these contracts are expected to be paid over two years. This amount is recorded in SG&A expense.

(D) The workforce reductions represent 1,400 people of which approximately 3 percent left the business as of June 30, 2002. The remaining people were notified by June 30, 2002 and the majority will leave the company by August 30, 2002. These amounts are recorded in SG&A expense. The non-current portion of the liability relates to terminated employees who were granted annual payments to supplement their statutory or government pensions in certain countries. These contractually required payments will continue until the former employee dies.

(E) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. The length of these obligations varies by lease with the longest extending through 2006. These charges are recorded in Other (income) and expense on the Consolidated Statement of Earnings.

(F) As part of the company's strategic decisions in its Microelectronics business to exit the manufacture and sale of certain products and component technologies, the company signed an agreement to sell its interconnect products operations in Endicott to Endicott Interconnect Technologies, Inc. (EIT). As a result of this transaction, the company incurred a $223 million loss on sale, primarily relating to the land, buildings, machinery and equipment. This loss is recorded in Other (income) and expense on the Consolidated Statement of Earnings. The company will enter into a limited supply agreement with EIT for future products, and it will also lease back at fair market value rental rates approximately one third of the Endicott campus' square footage for operations outside the interconnect OEM business.

(G) As part of the strategic realignment of the company's Microelectronics business, the company reached an agreement to sell certain assets and liabilities comprising its Mylex business to LSI Logic Corporation and the company sold part of its wireless phone chipset operations to TriQuint Semiconductor, Inc. The estimated loss of $74 million for the Mylex transaction and the realized gain of $(11) million for the chipset sale are recorded in Other (income) and expense on the Consolidated Statement of Earnings. The sale of Mylex is expected to close in the third quarter of 2002, subject to regulatory approval.

(H) The majority of the workforce reductions relate to the company's Global Services business. The workforce reductions represent 14,213 people of which approximately 57 percent left the company as of June 30, 2002. The remaining people were notified by June 30, 2002 and the majority will leave the company by September 30, 2002. See D above for information on the non current portion of the liability. These charges are included in SG&A expense on the Consolidated Statement of Earnings.

(I) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. This space relates primarily to workforce dynamics in the Global Services business and the downturn in corporate technology spending on services. The length of these obligations varies by lease with the longest extending through 2009. These charges are recorded in Other (income) and expense on the Consolidated Statement of Earnings.

     The following table provides the liability balances for actions that the company took through 1993 and special actions in 1999. The second quarter 2002 actions discussed above are not included below but are presented in the table above.

                                   Liability                                  Liability
                                     as of                                      as of
                                   12/31/2001    Payments     Other Adj.(c)   6/30/2002
                                  -----------   -----------   -------------   ---------
Current:
  Workforce (a)                   $        87   $        50   $        36     $      73
  Space (b)                                65            36            19            48
                                  -----------   -----------   -------------   ---------
Total                             $       152   $        86   $        55     $     121
Non-current:
  Workforce (a)                   $       385   $         -   $        20     $     405
  Space (b)                               204             -           (13)          191
                                  -----------   -----------   -------------   ---------
Total                             $       589   $         -   $         7     $     596

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

5. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. An initial impairment test of goodwill must be performed in 2002 as of January 1, 2002. The company completed this initial transition impairment test and determined that its goodwill is not impaired.

      The changes in the carrying amount of goodwill, by external reporting segment, for the period ended June 30, 2002, are as follows:

                                  Assembled                 Purchase                   Foreign Currency
                         Balance  Workforce    Goodwill       Price                       Translation    Balance
      Segment            1/1/02   Reclass(*)   Additions   Adjustments    Divestitures    Adjustments    6/30/02
      -------            -------  ----------   ---------   -----------    ------------ ----------------  -------
Global Services          $  325   $   --       $   24       $    7        $   --            $   27       $  383
Enterprise Systems          111       26           --           --            --                --          137
Personal and Printing
  Systems                    13       --           --           --            --                --           13
Technology                  102        5           --           --           (71)               --           36
Software                    727        2          134          (11)           --                --          852
Global Financing             --       --           --           --            --                --           --
Enterprise Investments       --       --           --           --            --                --           --
                         ---------------------------------------------------------------------------------------

Total                    $1,278   $   33       $  158       $   (4)       $  (71)           $   27       $1,421


(*) In accordance with SFAS No. 141, "Business Combinations," the unamortized balance for acquired assembled workforce, which had been recognized as an intangible asset separate from goodwill, has been reclassified to goodwill effective January 1, 2002.

       There were no goodwill impairment losses recorded during the period.

        The following table presents the prior period's reported income from continuing operations and net income adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

(Dollars in millions except        Three Months Ended         Six MonthsEnded
per share amounts)                    June 30, 2001            June 30, 2001
                                   ------------------         ---------------
Reported  income from
  continuing operations                 $    2,091          $    3,868
Add: Goodwill amortization,
     net of tax effects                         59                 131
                                        ----------          ----------
Adjusted net income                     $    2,150          $    3,999
BASIC EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS:
Reported net income                     $     1.20          $     2.22
Goodwill amortization                         0.03                0.08
                                        ----------          ----------
Adjusted basic earnings per share       $     1.23          $     2.29*
DILUTED EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS:
Reported net income                     $     1.17          $     2.17
Goodwill amortization                         0.03                0.07
                                        ----------          ----------
Adjusted diluted earnings per share     $     1.21*         $     2.24

Reported net income                                $       2 ,045         $       3,795
Add: Goodwill amortization,
       net of tax effects                                      59                   131
                                                   --------------         -------------
Adjusted net income                                $        2,104         $       3,926
BASIC EARNINGS PER SHARE:
Reported net income                                $         1.17         $        2.18
Goodwill amortization                                        0.03                  0.07
                                                   --------------         -------------
Adjusted basic earnings per share                  $         1.21*        $        2.25

DILUTED EARNINGS PER SHARE :
Reported net income                                $         1.15         $        2.13
Goodwill amortization                                        0.03                  0.07
                                                   --------------         -------------
Adjusted diluted earnings per share                $         1.18         $        2.20

* Does not total due to rounding

     SFAS No. 141 specifies certain criteria for identifying, valuing and recording intangible assets separate from goodwill. SFAS No. 142 prescribes the disclosure requirements for intangible assets that meet these criteria. The following schedule details the company's intangible asset balances by major asset class:

(Dollars in millions)           Gross Carrying    Accumulated        Net Carrying
Intangible asset Class              Amount        Amortization     Amount at 6/30/02
----------------------          --------------    ------------    -------------------
Customer-related                     $     295         $   (80)              $    215
Completed technology                       199             (74)                   125
Patents/Trademarks                         109             (65)                    44
Other(a)                                    16              (8)                     8
                                     ---------         -------               --------
Total                                $     619         $  (227)              $    392

(a) Other intangibles are primarily contract-related assets such as employee agreements and leasehold interests.

     The net carrying amount of intangible assets decreased $52 million during the second quarter of 2002 due to the amortization of existing intangible asset balances and the write-offs of intangibles associated with divestitures.

     The aggregate amortization expense was $40 million for the second quarter of 2002 and $80 million for the first six months of 2002.

     The amortization expense related to intangible assets currently recorded on the company's books for each of the five succeeding years is estimated to be the following at December 31,:

2002 second half          $    75 million
2003                      $   140 million
2004                      $   109 million
2005                      $    45 million
2006                      $    23 million

6. The tables on pages 39 through 42 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

     On June 3, 2002, the company signed an agreement with Hitachi for the sale of the company's HDD business. As a result, amounts disclosed in the company's segment disclosure for all periods presented excludes the results of the HDD business. Please see page 23 for a discussion of the company's results of discontinued operations.

7. On July 30, 2002, the company signed a definitive agreement with PricewaterhouseCoopers (PwC) to purchase PwC's global business consulting and technology services unit, PwC Consulting, for approximately $3.5 billion. The estimated payments will be comprised of approximately $2.7 billion in cash, approximately $400 million in stock and the remainder in a note convertible into restricted shares of IBM common stock. The transaction is expected to close in the second half of the year subject to regulatory approvals and the approval by local PwC firms through the vote of their partners. Current PwC Consulting full year revenue, excluding reimbursable expenses, is estimated to be approximately $4.9 billion. As PwC is IBM's auditor, IBM and PwC have been working with the Securities and Exchange Commission (SEC) staff throughout the process to establish procedures under a no-action letter to comply with SEC auditor independence rules.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     The company's 2001 Annual Report listed three areas of emphasis for 2002:

-    Grow market share in key segments
-    Improve performance in PCs and Technology Group businesses
-    Continue to execute on productivity initiatives

     Progress has been made on all fronts. During the first half of 2002, the company expected to grow or maintain market share in key segments and in the first quarter, the company outsourced its U.S. PC desktop manufacturing business.

     Second quarter management initiatives regarding HDD, microelectronics and productivity initiatives had a significant negative impact on current quarter results. Such initiatives, however, strike at the core of the company's strategy to strengthen certain businesses and are intended to position the company for future operational and strategic improvements. This MD&A and the notes to the second quarter financial statements explain these initiatives and the impact such initiatives had on the financial results of the quarter.

     The company estimates that the payback period for the resource productivity actions will be 12 to 18 months. The payback period on the Microelectronics actions is estimated to be several years.

RESULTS OF CONTINUING OPERATIONS


(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      -------   --------
Revenue                              $19,651    $20,834      $37,681   $ 41,143
Cost                                  12,381     12,847       23,911     25,621
                                     -------    -------      -------   --------
Gross profit                         $ 7,270    $ 7,987      $13,770   $ 15,522
Gross profit margin                     37.0%      38.3%        36.5%      37.7%
Income from continuing
  operations                         $   445    $ 2,091      $ 1,729   $  3,868
Earnings per share of
  common stock from
    continuing operations:
        Assuming dilution            $  0.25    $  1.17      $  0.98   $   2.17
        Basic                        $  0.26    $  1.20      $  1.01   $   2.22

     The average number of common shares outstanding assuming dilution was lower by 47.3 million than the second quarter in 2001 and by 37.8 million than the first six months of 2001, primarily as a result of the company's share repurchase program. The average number of shares assuming dilution was 1,730.4 million in the second quarter of 2002 and 1,741.7 million for the first six months of 2002. There were 1,694.3 million shares outstanding at June 30, 2002.

     On June 3, 2002, the company signed an agreement with Hitachi for the sale of the company's HDD business. As a result, amounts disclosed in this Results of Continuing Operations section for all periods presented excludes the results of the HDD business. Please see page 23 for a discussion of the company's results of discontinued operations.

     Revenue for the three months ended June 30, 2002 decreased 5.7 percent (6 percent at constant currency) from the same period last year. Global Services revenue including maintenance declined 0.9 percent (2 percent at constant currency) in the second quarter to $8.7 billion. The company signed $10.6 billion in services contracts in the quarter.

     Hardware revenue decreased 15.7 percent (17 percent at constant currency) to $6.7 billion from the 2001 second quarter. Revenue declined significantly in most areas of the server business, with the exception of xSeries servers. Personal computer revenue as well as Microelectronics revenue decreased from second quarter of 2001.

     Software revenue increased 7.6 percent (7 percent at constant currency) to $3.3 billion. Middleware revenue, which comprises 80 percent of the company's software revenue, grew 11 percent (10 percent at constant currency) and operating systems software revenue declined.

     Global Financing revenue decreased 2.4 percent (3 percent at constant currency) in the second quarter to $825 million. Revenue from Enterprise Investments/Other area, which includes industry-specific IT solutions, declined
22.6 percent (22 percent at constant currency).

     In the Americas, second-quarter revenue was $9.0 billion, a decrease of 5.3 percent (4 percent at constant currency) from the same period last year.
Revenue from Europe/Middle East/Africa was $5.6 billion, down 2.7 percent (7 percent at constant currency). Asia-Pacific revenue declined 3.0 percent (2 percent at constant currency) to $4.1 billion. OEM revenue across all geographies was $844 million, a 31.8 percent decrease (31 percent at constant currency) compared with the second quarter of 2001.

     The company's total gross profit margin was 37.0 percent in the second quarter of 2002, down from 38.3 percent in 2001. The decrease was primarily driven by lower hardware margins as well as a lower Global Services margin.

     Second-quarter expense from continuing operations was $6.7 billion, up 32.3 percent from the second quarter of 2001 primarily due to the actions taken in the current quarter. SG&A expense was up 26.4 percent, year over year, but would have been flat excluding the charges taken in the second quarter for actions.

     The company's tax rate from continuing operations in the second quarter was
25.3 percent compared to 28.9 percent in the second quarter of 2001. The decrease is principally due to the microelectronics actions taken in the 2002 second quarter.

GLOBAL SERVICES

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Total revenue                        $ 8,661    $ 8,742      $ 16,890  $ 17,213
Total cost                             6,382      6,329        12,475    12,640
                                     -------    -------      --------  --------
Gross profit                         $ 2,279    $ 2,413      $  4,415  $  4,573
Gross profit margin                     26.3%      27.6%         26.1%     26.6%

     Global Services revenue, including maintenance, decreased 0.9 percent (2 percent at constant currency) and 1.9 percent (essentially flat at constant currency), respectively, in the second quarter and first six months of 2002, when compared to the same periods of 2001. Global Services revenue, excluding maintenance, decreased 1.2 percent (2 percent at constant currency) and 2.2 percent (1 percent at constant currency), respectively, for the second quarter and first six months of 2002 versus comparable periods of last year. The decline in Global Services revenue, excluding maintenance, is primarily due to lower signings. Maintenance revenue increased 0.9 percent (1 percent at constant currency) and was essentially flat (up 2 percent at constant currency), respectively, when compared to the same periods in 2001.

     Strategic Outsourcing Services (SO) revenue increased in both the second quarter and first six months of 2002 versus last year as business opportunity remained strong. SO is attractive to customers in both strong and weak economies as customers focus on cost reductions, but customers remained cautious about signing new contracts. Integrated Technology Services (ITS) revenue, excluding maintenance, increased in both the second quarter and first six months of 2002 versus the same periods last year. Revenue for management services, such as business recovery, technical support and infrastructure and systems management continued to grow. Business Innovation Services (BIS) revenue declined as it was affected most by the slowdown in the economy. Despite the slowdown in the BIS market, customers continue to focus on e-business offerings such as e-business integration as well as enterprise resource planning (ERP).

     The company's second quarter 2002 services signings were $10.6 billion, a 31 percent decline from the first quarter 2002. The majority of these signings are longer term in nature, as represented by the company's SO and certain government, mostly BIS, contracts, generally ranging between seven and nine years. The remaining signings are shorter term contracts, generally averaging six months. Backlog estimates are subject to change and are affected by currency assumptions used in the company's plans, changes in the scope of contracts - mainly long-term contracts - and periodic revalidations. After adjustments for changes in the scope of contracts, as well as inclusion of maintenance (a component of ITS) to reflect total Global Services backlog, the estimated backlog including SO, BIS, and ITS was $108 billion at the end of the first quarter of 2002, $106 billion at the end of the second quarter of 2002, and on the same basis would be $102 billion at the end of the fourth quarter of 2001.

     Global Services gross profit dollars declined 5.6 percent and 3.5 percent, respectively, for the second quarter and first six months of 2002 versus the same periods last year. The gross profit margins declined 1.3 percentage points and 0.5 percentage points, respectively, for the second quarter and first six months of 2002 when compared to year-ago periods. These declines were driven by lower margins for BIS contracts due to price pressures as well as volume reductions on certain SO contracts. These declines were partially offset by lower labor and parts costs for maintenance.

     The company's agreement to purchase PwC Consulting, announced July 30, 2002, is a strategic decision that will enable the company to provide superior business value to customers through integration of technology and business process insight. The PwC Consulting businesses' projected financial results for its 2002 fiscal year just ended in June includes almost $5 billion of revenue, net of client reimbursables. PwC consulting is comprised of over 30,000 employees, including approximately 1,300 partners.

     With certain restructuring and transaction related costs, this acquisition will reduce the company's earnings by approximately $500 million, net of tax, in the fourth quarter of 2002 and is estimated to be accretive to the company's earnings in the fourth quarter of 2003.

HARDWARE

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Total revenue                        $ 6,672    $ 7,918      $ 12,556  $ 15,730
Total cost                             5,019      5,378         9,463    10,685
                                     -------    -------      --------  --------
Gross profit                         $ 1,653    $ 2,540      $  3,093  $  5,045
Gross profit margin                     24.8%      32.1%         24.6%     32.1%

     Revenue from hardware decreased 15.7 percent (17 percent at constant currency) and decreased 20.2 percent (20 percent at constant currency), respectively, for the second quarter and first six months of 2002, versus the same periods in 2001.

     Enterprise Systems revenue decreased in both the second quarter and first six months of 2002 versus the same periods last year. Revenue from Enterprise Systems was again affected by the economic uncertainties and the elongated sales cycle experienced in the first quarter of 2002.

Revenue from zSeries mainframes declined in both the second quarter and first six months of 2002 versus the same periods of last year. The total deliveries of zSeries computing power as measured in MIPS (millions of instructions per second) increased 4 percent in the second quarter of 2002 compared to the second quarter of 2001. Revenue from the pSeries UNIX servers decreased in the second quarter and first six months of 2002 versus the comparable periods of 2001. The pSeries revenue was affected by weak performance in low-end servers and continuing price pressures. Revenue from iSeries servers decreased in the second quarter and first six months of 2002 versus year-ago periods due to weak volumes across all products. The xSeries server revenue increased for the second quarter and first six months of 2002 versus the same periods of 2001 due to growth in sales of high-end servers.

     In storage, revenue declined in the second quarter and the first six months of 2002 versus the same periods of last year. Both disk storage and tape storage products experienced revenue declines in line with expected industry results. Disk storage pricing stabilized from last quarter but was still down year-to-year. The company has recently refreshed its storage product line including high-end tape storage products, midrange network attached storage products and a new Shark storage system. These products should contribute additional growth in the Storage Group in the second half of 2002.

     Personal and Printing Systems revenue decreased in both the second quarter and first six months of 2002 versus the same periods in 2001 primarily due to lower revenue from personal computers. The personal computer revenue decline continues to reflect weakness in demand. The company continued to improve on executing its strategies for personal computers as inventories were lower, expense declined and the company continues to differentiate its hardware with unique software and services offerings.

     Technology revenue declined substantially in the second quarter and first six months of 2002 versus the comparable periods of 2001 reflecting the ongoing weakness in demand for semiconductor products. The technology segment no longer includes HDDs and is comprised mainly of the company's Microelectronics Division. The company executed major actions in its microelectronics business, including a significant reduction in the manufacturing capacity of aluminum-based components and products. These actions are described fully on pages 7 through 9. The company estimates that such actions will reduce next year's depreciation expense by approximately $140 million.

     Hardware gross profit dollars for the second quarter and first six months of 2002 decreased 34.9 percent and 38.7 percent, respectively, from comparable periods in 2001. The hardware gross profit margin decreased 7.3 percentage points and 7.5 percentage points, respectively, from the prior year periods. The decrease in the second quarter was driven by significantly lower gross profit margins associated with microelectronics products as well as declines across all Enterprise Systems products except the xSeries servers that improved in the second quarter of 2002. The decrease in the first six months of 2002 was driven by significantly lower gross profit margins associated with microelectronics products as well as all Enterprise Systems products except zSeries servers. Personal computers gross profit margin declined slightly due to a greater percentage of revenue being derived from desktop and low-end mobile products in both periods.

SOFTWARE

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------

Total revenue                        $ 3,266    $ 3,036      $  6,163  $  5,954
Total cost                               500        535         1,049     1,114
                                     -------    -------      --------  --------
Gross profit                         $ 2,766    $ 2,501      $  5,114  $  4,840
Gross profit margin                     84.7%      82.4%         83.0%     81.3%

     Revenue from software for the second quarter and first six months of 2002 increased 7.6 percent (7 percent at constant currency) and 3.5 percent (5 percent at constant currency), respectively, compared to the same periods of 2001. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) had revenue growth of 11 percent (10 percent at constant currency) and 7 percent (8 percent at constant currency), respectively, for the second quarter and first six months of 2002. Excluding the Informix acquisition, which occurred in the third quarter of 2001, the middleware revenue increase would have been 7 percent and 2 percent, respectively for the second quarter and first six months of 2002 versus the same periods of 2001. Additional middleware revenue growth was driven by strong growth in WebSpere and DB2 and Tivoli's continued improvement, partially offset by a decline in Lotus revenue as Lotus continued its transition to focus on emerging markets for advanced collaboration.

     Operating-systems software revenue declined 4 percent (4 percent at constant currency) in the second quarter and 7 percent (6 percent at constant currency) for the first six months of 2002, when compared with prior year periods. These decreases were primarily associated with lower sales from pSeries and iSeries software products.

     Software gross profit dollars increased 10.6 percent and 5.7 percent, respectively, for the second quarter and first six months of 2002 versus the same periods in 2001. The gross profit margin improved 2.3 percentage points and
1.7 percentage points, respectively, for the second quarter and first six months of 2002 compared to the same periods in 2001. The improvements in gross profit dollars and gross profit margins were primarily driven by the growth in software revenue, lower service costs and lower external royalty payments.

GLOBAL FINANCING


(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      -------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Total revenue                        $   825    $   845      $  1,608  $  1,677
Total cost                               356        438           696       876
                                     -------    -------      --------  --------
Gross profit                         $   469    $   407      $    912  $    801
Gross profit margin                     56.8%      48.2%         56.7%     47.7%

     Global Financing revenue decreased 2.4 percent (3 percent at constant currency) and 4.1 percent (3 percent at constant currency), respectively, for the second quarter and first six months of 2002, when compared to the same periods of 2001. The decreases in revenue were primarily driven by lower commercial financing and lower customer financing activities, partially offset by higher used equipment sales.

     Global Financing gross profit dollars increased 15.2 percent and 13.9 percent, respectively, for the second quarter and first six months of 2002, versus the same periods last year. The gross profit margins improved 8.6 percentage points and 9.0 percentage points, respectively, for the second quarter and first six months of 2002 compared to the same periods of 2001. These increases were primarily driven by lower borrowing costs and an improvement in the used equipment sales gross profit margin.

ENTERPRISE INVESTMENTS/OTHER

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Total revenue                        $   227    $   293      $    464  $    569
Total cost                               124        167           228       306
                                     -------    -------      --------  --------
Gross profit                         $   103    $   126      $    236  $    263
Gross profit margin                     45.8%      43.3%         51.1%     46.3%

     Revenue from Enterprise Investments/Other decreased 22.6 percent (22 percent at constant currency) and 18.6 percent (16 percent at constant currency), respectively, for the second quarter and first six months of 2002, versus comparable periods in 2001. These decreases were primarily driven by lower revenue associated with document processors.

     The Enterprise Investments/Other gross profit dollars decreased 18.3 percent and 10.3 percent, respectively, in the second quarter and first six months of 2002 versus the prior year periods. The gross profit margins improved
2.5 percentage points and 4.8 percentage points, respectively, for the second quarter and first six months of 2002 versus the same periods in 2001. The decline in gross profit dollars was due to lower gross profit margins associated with document processors. The increases in gross profit margins was primarily a result of the mix of revenue shifting to higher margin products such as CATIA.

EXPENSE AND OTHER INCOME

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Selling, general and administrative  $ 5,288    $ 4,182      $  9,311  $  8,265
Percentage of revenue                   26.9%      20.1%         24.7%     20.1%

Research, development and
 engineering                         $ 1,198    $ 1,284      $  2,333  $  2,493
Percentage of revenue                    6.1%       6.2%          6.2%      6.1%

Intellectual property and custom
 development (income)                $  (243)   $  (354)     $   (539) $   (619)

Other (income) and expense           $   399    $  (124)     $    194  $   (193)
Interest expense                     $    33    $    58      $     63  $    128
                                     -------    -------      --------  --------
Total expense and other income       $ 6,675    $ 5,046      $ 11,362  $ 10,074
Percentage of revenue                   34.0%      24.2%         30.2%     24.5%

     SG&A expense increased $1.1 billion (26.4 percent) and $1.0 billion (12.7 percent), respectively, in the second quarter and first six months of 2002 versus the same periods in 2001. The second quarter increase was primarily due to the Microelectronics and productivity actions taken in the second quarter of 2002 amounting to $1,250 million compared to second quarter

2001 charges of $67 million. These actions are described on pages 7 through
9. In addition, the provision for doubtful accounts increased $42 million in the 2002 second quarter and $103 million for the first six months of 2002 as compared to the same periods in 2001. These increases are reflective of the challenges faced by certain customers in today's economic environment, especially those in the telecommunications sector.

     Offsetting all of these expense increases during the quarter were the benefit of the new goodwill accounting rule that lowered expense by approximately $60 million in the second quarter of 2002 and $133 million for the first six months of 2002 versus the year-ago periods as well as additional benefits from the company's continuing e-business transformation and productivity enhancements.

     Research, development and engineering (RD&E) expense decreased 6.7 percent and 6.4 percent, respectively, for the second quarter and first six months of 2002, when compared with the same periods of 2001. These declines in RD&E expense were driven primarily by the focus on discretionary spending.

      Intellectual property and custom development income decreased 31.4 percent and 12.9 percent, respectively, for the second quarter and first six months of 2002 versus the same periods of 2001.

(Dollars in millions)                Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2002        2001         2002      2001
                                     -------    -------      --------  --------
Sales and other transfers of
   intellectual property             $   113    $   153      $    257  $    213
Licensing/royalty-based fees              79        119           163       247
Custom development income                 51         82           119       159
                                     -------    -------      --------  --------
Total                                $   243    $   354      $    539  $    619

     Sales and other transfers of intellectual property can vary period to period. These transactions often require an extended period of negotiations and contract/license drafting and administration prior to finalization and recognition in the financial statements. The decrease in second quarter 2002 versus second quarter 2001 was primarily due to a greater number of larger dollar Sales and other transfers during the prior year quarter. The amount of income from licensing/royalty-based fee transactions has been declining and this trend may continue.

     Second quarter 2002 Other (income) and expense decreased $523 million as compared to the second quarter 2001 to a net expense of $399 million. This decrease was primarily due to the Microelectronics and productivity actions taken in the second quarter. These items are described on pages 7 through 9. The balance of the decrease relates to changes in interest income and foreign currency transaction gains and losses.

     Interest expense excluding interest classified as Cost of Financing in the Consolidated Statement of Earnings declined 42.7 percent and 50.8 percent, respectively, for the second quarter and first six months of 2002, when compared with the same periods in 2001. These declines were a result of reduced levels of debt and lower interest rates.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and Global Financing interest classified as Cost of Financing in the Consolidated Statement of Earnings was $201 million and $418 million for the second quarter and first six months of 2002, respectively. Of these amounts, the company capitalized $10 million for the second quarter and $19 million for the first six months of 2002.

     The following table provides the total pre-tax (income)/cost for retirement-related plans for the second quarter of 2002 and 2001 and the first six months of 2002 and 2001. (Income)/cost amounts are included as a reduction from/addition to, respectively, the company's cost and expense amounts on the Consolidated Statement of Earnings.

Retirement-Related Benefits

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
(Dollars in millions)                 2002        2001         2002      2001
                                     -------    -------      --------  --------
Total retirement-related plans --
 (income)/cost                       $   (59)   $  (146)     $    (84) $   (230)
                                     =======    =======      ========  ========
Comprise:
   Defined benefit and contribution
     pension plans                      (160)      (249)         (273)     (436)
   Nonpension postretirement
     retirement benefits                 101        103           189       206

     Included in the amounts above, the company realized income of approximately $281 million and $365 million due to the funded status of its defined benefits pension plans for the quarter ended June 30, 2002 and 2001, respectively. The comparable amount for the first six months of 2002 and 2001 was approximately $547 million and $704 million, respectively. The declines in the income were primarily a result of the change in the expected long-term rate of return on plan assets from 10 percent to 9.5 percent for the U.S. plan and similar changes made for certain non-U.S. Plans, as discussed below.

     At the beginning of 2002, the company reduced its expected long-term return on the IBM Personal Pension Plan (PPP) assets assumption from 10.0 percent to
9.5 percent. This change and the impact of 2002 changes in the expected long-term rate of return on plan assets for certain non-U.S. Plans is expected to reduce 2002 net retirement plan income by approximately $350 million.

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

     The company's effective tax rate on continuing operations for the second quarter of 2002 was 25.3 percent versus 28.9 percent for the same period in 2001. The effective tax rate on continuing operations for the first six months of 2002 was 28.2 percent versus 29.0 percent for the comparable period in 2001. The rate for the second quarter and first six months of 2002 is lower than the expected annual rate principally as a result of the tax effect of the second quarter Microelectronics actions. In the normal course of business, the company expects that the effective tax rate will approximate 30 percent. As illustrated in the second quarter of 2002, the company's effective tax rate may change period to period based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

RESULTS OF DISCONTINUED OPERATIONS

     See pages 6 and 7 for a discussion of the company's divestiture of the HDD business. Revenue from discontinued operations decreased 48.4 percent from the second quarter 2001 to $379.1 million in the second quarter of 2002. The decrease was primarily due to declines in the desktop and server categories as well as general industry price declines across all product lines.

     Net loss from discontinued operations in the second quarter 2002 was $389 million as compared to a net loss of $46 million in the second quarter of 2001. Included in the 2002 amount is approximately $28 million, net of tax, of an estimated loss on disposal of the HDD business. Contributing to the increased net loss from discontinued operations was an increase in inventory write-offs of $136 million, net of tax, as compared to such write-offs in the 2001 second quarter. This was especially pronounced for the older products after the Hitachi transaction was announced and led the company to a strategic decision to cease reworking and selling efforts for some of the company's older HDD products. The written off inventory is expected to be physically disposed of prior to closing.

     Also contributing to the increased loss in 2002 were certain actions taken by the company that resulted in $114 million, net of tax, of charges in the second quarter 2002 as compared to no charges in the 2001 second quarter. These second quarter charges primarily include charges for the second quarter abandonment and associated removal costs for machinery, equipment and tooling that are no longer needed by the company and will not be purchased by Hitachi.

FINANCIAL CONDITION OF CONTINUING OPERATIONS

     During the first half of 2002, the company's financial performance enabled it to make significant investments to fund its future growth and increase shareholder value.

     Investments included expenditures of $2,617 million for Research, development and engineering, $2,524 million for Plant, rental machines and other property and $3,541 million for the repurchase of the company's common shares. The company had $3,567 million in Cash and cash equivalents and Marketable securities at June 30, 2002.

CASH FLOW

(Dollars in millions)                                         Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
Net cash provided from (used in):
   Operating activities                                      $ 5,840    $ 5,197
   Investing activities                                       (2,518)    (2,559)
   Financing activities                                       (5,842)    (2,544)
Effect of exchange rate changes on cash
   and cash equivalents                                          127        (41)
Net cash flow (used)/provided by discontinued operations        (484)        75
                                                             -------    -------

Net change in cash and cash equivalents                      $(2,877)   $   128
                                                             =======    =======

     Cash flows from operating activities in the first half of 2002 increased $643 million from the comparable 2001 period. This primarily resulted from working capital improvements.

     Cash flows used in investing activities decreased $41 million from the comparable 2001 period. The decrease primarily resulted from lower capital spending.

     Cash flows used in financing activities in the first half of 2002 increased $3,298 million from the comparable 2001 period due primarily to a decrease in debt financing and an increase in stock repurchases.

WORKING CAPITAL

(Dollars in millions)                                At June 30,   At December 31,
                                                        2002            2001
                                                    ------------   ---------------
Current assets                                      $     36,723    $       42,461
Current liabilities                                       32,597            35,119
                                                    ------------    --------------
  Working capital                                   $      4,126    $        7,342

Current ratio                                             1.13:1            1.21:1

     Current assets decreased $5,738 million from year-end 2001 primarily due to decreases of $2,826 in Cash and cash equivalents and Marketable securities, $2,144 million in Accounts receivable ($1,551 million in Short-term financing receivables, $587 million in Notes and accounts receivable and $6 million in Other accounts receivable), $462 million in Inventories and $302 million in Prepaid expenses and other current assets. Deferred taxes were relatively flat compared to year-end 2001. The net decrease in Cash and cash equivalents and Marketable securities, as compared to year-end 2001, was primarily due to the use of cash to reduce total debt (primarily non-global financing debt). The decline in accounts receivable was attributable to lower revenue volumes in the first half of 2002 and collection of typically higher year end accounts receivable balances. Current liabilities decreased $2,522 million from year-end 2001 with declines of $1,021 million in Taxes payable (resulting primarily from declines in these balances from typically higher year-end levels), and $1,617 million in Short-term debt.

INVESTMENTS

     During the first half of 2002, the company invested $2,524 million in Plant, rental machines and other property, a decrease of $295 million from the comparable 2001 period. The company invested in its services business, primarily in the management of customers' information technology, as well as in manufacturing capacity for the 300 mm copper chip-making facilities in microelectronics.

     In addition to software development expense included in Research, development and engineering expense, the company capitalized $272 million of software costs during the first half of 2002, a decrease of $34 million from the comparable period in 2001. Amortization of capitalized software costs was $341 million during the first half of 2002, an increase of $51 million from the comparable 2001 period.

     Investments and sundry assets were $16,887 million at June 30, 2002, an increase of $1,419 million from year-end 2001 primarily due to increased pension assets.

     On April 30, 2002, the Board of Directors increased its authorized amount of IBM common shares that the company may repurchase in the open market by an additional $3.5 billion. The company's total remaining authorized amount as of June 30, 2002 is $4,535 million of IBM common shares.

DEBT AND EQUITY

     The company's debt level of $25,841 million is almost entirely (98 percent) the result of the company's Global Financing business. The Global Financing business provides financing primarily to the company's customers and business partners. Using the typical financing business model, Global Financing funds its operations primarily through borrowings. It uses a debt to equity ratio of approximately 7 to 1. Global Financing generates income by charging its customers a higher interest rate than the interest expense on Global Financing borrowings.

GLOBAL FINANCING ASSETS AND DEBT
(DOLLARS IN BILLIONS)

[CHART]

($ in millions)                        Global Financing             Global Financing
                                            Assets                       Debt
                                       ----------------             ----------------
1993                                    $        30,448              $        21,131
1994                                             28,670                       19,164
1995                                             29,446                       19,722
1996                                             31,793                       20,627
1997                                             35,444                       23,824
1998                                             40,109                       27,754
1999                                             39,686                       26,799
2000                                             40,822                       27,514
2001                                             36,670                       25,545
2002*                                            34,836                       25,210


* As of June 30, 2002.

     The company's operations are essentially self-funding except for the company's Global Financing business which leverages assets.

     The company's funding requirements are continually monitored and strategies are executed to manage the company's overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed. The company's total debt decreased $1,310 million from year end 2001 to $25,841 million at June 30, 2002. Based upon the company's two different capital structures as previously discussed in this section, the analysis of this change and certain ratios are discussed below on both a Global Financing and a non-global financing basis.

GLOBAL FINANCING

(Dollars in millions)                      At June 30,       At December 31,
                                              2002                 2001
                                         ---------------     ---------------
Assets*                                  $        34,836     $        36,670
Debt**                                            25,210              25,545
Equity                                             3,673               3,756

Debt/Equity                                          6.9x                6.8x

* Global Financing assets include cash, financing receivables, intercompany amounts, rental machine fixed assets and other assets.
** Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

     The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. In the second quarter of 2002, the Global Financing debt to equity ratio increased to 6.9x, which is within management's acceptable target range.

NON-GLOBAL FINANCING

(Dollars in millions)                                   At June 30,    At December 31,
                                                           2002              2001
                                                     ---------------   ---------------
Debt*                                                $           631   $         1,606

Debt/Capitalization                                              3.5%              7.5%

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.

     The decrease in non-global financing debt in the first half of 2002 was due to decreased requirements for cash in the business during the first six months of 2002.

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

(Dollars in millions)
                                        Global      Non-Global                    Consolidated
                                      Financing      Financing    Eliminations      Results
                                    ------------   ------------   ------------    ------------
Three Months
  Cost of financing                 $        191             --   $        (33)   $        158
  Interest expense                            --   $          0             33              33
Six Months
  Cost of financing                 $        399             --   $        (63)   $        336
  Interest expense                            --   $          0             63              63

     Stockholders' equity decreased $2,219 million from December 31, 2001, primarily due to the company's ongoing stock repurchase program. A review of the company's debt and equity should also consider other contractual obligations and commitments. These amounts are summarized in one table below to facilitate a reader's review.

CONTRACTUAL OBLIGATIONS

                                                               Payments Due In
                            Balance as    ---------------------------------------------------------
(Dollars in millions)       of 6/30/02        2002         2003-04         2005-06      After 2006
                           ------------   ------------   ------------   ------------   ------------
Long-term debt             $     20,330   $      3,516   $      5,453   $      4,970   $      6,391
Lease commitments                 5,209            656          2,000          1,093          1,460

COMMITMENTS

                                                            Amounts Expiring In
                            Balance as    ---------------------------------------------------------
(Dollars in millions)       of 6/30/02        2002         2003-04        2005-06       After 2006
                           ------------   ------------   ------------   ------------   ------------
Unused lines of credit     $      3,628   $      2,872   $        412   $        154   $        190
Other commitments                   294             79            175             36              4
Financial guarantees                 87             23             64              -              -

LIQUIDITY

     The company maintains a global credit facility totaling $12.0 billion in committed credit lines, including an $8.0 billion five-year facility (which has four years remaining) and a $4.0 billion 364-day facility, as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 2002, amounts unused and available under these facilities were $11,832 million. In addition, at June 30, 2002, the company had in place other lines of credit, most of which were uncommitted, of $8,024 million. The amount of unused and available under these primarily uncommitted facilities at June 30, 2002, was $5,758 million.

     The company expects to receive the initial proceeds from the HDD transaction, subject to regulatory approval, within twelve months. The company will disburse approximately $2.7 billion in cash for the PwC Consulting business, subject to regulatory approval, and approximately $750 million over the next twelve months associated with the second quarter actions. As a result of the excess cash outflows over inflows for these three events, and to the extent that the timing of these cash receipts and disbursements do not coincide, the company expects to increase non-global financing borrowings, accordingly.

     The major rating agencies' ratings of the company's debt securities at June 30, 2002, appear in the table below:

                                Standard      Moody's
                                  And        Investors
                                 Poor's       Service   Fitch, Inc.
                                -----------------------------------
Senior long-term debt              A+            A1           AA-
Commercial paper                  A-1         Prime-1        F-1+

CURRENCY RATE FLUCTUATIONS

     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company's results. At June 30, 2002, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2001. The currency rate changes had a favorable effect on revenue growth of approximately 1 percentage point in the second quarter of 2002 and an unfavorable effect on revenue growth of approximately 5 percentage points in the second quarter of 2001.

     For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations, as required by SFAS No. 52, "Foreign Currency Translation." Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars and selectively entering into foreign currency hedge contracts.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The International Business Machines Corporation held its Annual Meeting of Stockholders on April 30, 2002. For more information on the following proposals, see the company's proxy statement dated March 11, 2002, the relevant portions of which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

(1) The stockholders elected each of the fourteen nominees to the Board of Directors for a one-year term:

                 DIRECTOR                      FOR             WITHHELD
           ---------------------------    -------------      -----------
           C. Black                       1,362,848,786       31,960,712
           K. I. Chenault                 1,364,247,365       30,562,133
           J. Dormann                     1,101,521,240      293,288,258
           L. V. Gerstner, Jr.            1,364,805,548       30,003,950
           N. O. Keohane                  1,366,055,815       28,753,683
           C. F. Knight                   1,364,515,702       30,293,796
           M. Makihara                    1,366,272,960       28,536,538
           L. A. Noto                     1,358,133,067       36,676,431
           S. J. Palmisano                1,367,292,738       27,516,760
           J. B. Slaughter                1,357,074,893       37,734,605
           S. Taurel                      1,365,174,283       29,635,215
           J. M. Thompson                 1,367,331,625       27,477,873
           A. Trotman                     1,366,550,247       28,259,251
           C. M. Vest                     1,364,760,999       30,048,499

(2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company:

           For                         1,332,319,481
           Against                        48,825,486
           Abstain                        13,664,531
                                       -------------
           Total                       1,394,809,498

(3) The stockholders defeated a shareholder proposal on Board Service:

           For                           53,440,890
           Against                    1,003,996,990
           Abstain                       28,982,222
           Broker No Vote               308,389,396
                                      -------------
           Total                      1,394,809,498

(4) The stockholders defeated a shareholder proposal on Pension and Retirement
    Medical:

           For                          126,919,788
           Against                      927,378,838
           Abstain                       32,325,126
           Broker No Vote               308,185,746
                                     --------------
           Total                      1,394,809,498

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

(5) The stockholders defeated a shareholder proposal on Executive Compensation:

           For                          178,472,606
           Against                      878,412,574
           Abstain                       29,738,572
           Broker No Vote               308,185,746
                                     --------------
           Total                      1,394,809,498

(6) The stockholders defeated a shareholder proposal on Poison Pills:

           For                          352,588,972
           Against                      702,566,882
           Abstain                       31,467,898
           Broker No Vote               308,185,746
                                     --------------
           Total                      1,394,809,498

ITEM 6 (a). EXHIBITS

EXHIBIT NUMBER

   11   Statement re: computation of per share earnings.

   12   Statement re: computation of ratios.

   22 The company's proxy statement dated March 11, 2002, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

   99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 (b).  REPORTS ON FORM 8-K

     The company filed a Form 8-K on April 8, 2002, regarding its first quarter 2002 financial results. No financial statements were filed with this Form 8-K.

     The company filed a Form 8-K on April 17, 2002, with respect to the company's financial results for the period ended March 31, 2002, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the period ended March 31, 2002. In addition, IBM's Chief Financial Officer, John R. Joyce's first-quarter earnings presentation to security analysts on Wednesday, April 17, 2002, was filed as Attachment II of the Form 8-K.

     The company filed a Form 8-K on May 9, 2002, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Underwriting Agreement dated April 16, 2002, among International Business Machines Corporation, Salomon Brothers International Limited, Tokyo-Mitsubishi International plc, Credit Suisse First Boston (Europe) Limited, Daiwa Securities SMBC Europe Limited, Deutsche Bank AG London, J. P. Morgan Securities Ltd., Merrill Lynch International, Mizuho International plc, UBS AG, acting through its business group UBS Warburg. In addition, the Form of 0.40 percent Note due 2004 was also filed. No financial statements were filed with this Form 8-K.

     The company filed a Form 8-K on June 4, 2002, regarding a definitive agreement between Hitachi and IBM on the transfer of their hard disk drive operations to a new standalone company under majority Hitachi ownership. In addition, the company announced actions being taken in the second quarter of 2002 to strengthen its strategic and competitive position. Also, remarks from IBM's Chief Financial Officer, John R. Joyce, to security analysts on Tuesday, June 4, 2002, regarding the definitive agreement between Hitachi and IBM regarding their hard disk drive businesses and the realignment of the company's Microelectronics Division and workforce and related actions being taken in the second quarter of 2002. In addition, IBM's Senior Vice President and Group Executive John E. Kelly's remarks to security analysts regarding the realignment of the Microelectronics Division and the definitive agreement between Hitachi and IBM regarding their hard disk drive businesses and IBM's Senior Vice President and Group Executive Linda S. Sanford's remarks to security analysts regarding the status of the company's separate alliance with Hitachi in storage systems. No financial statements were filed with this Form 8-K.

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


                                     International Business Machines Corporation
                                     -------------------------------------------
                                                      (Registrant)

Date: August 13, 2002
      ---------------

                                     By:

                                            /s/    Robert F. Woods
                                            -----------------------------

                                                   Robert F. Woods
                                            Vice President and Controller

                                                                      EXHIBIT 11

                        COMPUTATION OF BASIC AND DILUTED
                               EARNINGS PER SHARE
                                   (UNAUDITED)

                                                      For Three Months Ended
                                               ----------------------------------
                                                June 30, 2002      June 30, 2001
                                               ---------------    ---------------
Number of shares on which basic earnings
  per share is calculated:

Average outstanding during period                1,705,008,710      1,738,248,472

Add - Incremental shares under stock
  compensation plans                                23,277,047         39,485,313

Add - Incremental shares associated
  with put options                                           -             14,305

Add- Incremental shares associated
  with contingently issuable shares                  2,134,332                  -
                                               ---------------    ---------------

Number of shares on which diluted
  earnings per share is calculated               1,730,420,089      1,777,748,090
                                               ===============    ===============

Income from continuing operations
  applicable to common
   shareholders (millions)                     $           445    $         2,086

Less - net income applicable to
  contingently issuable shares (millions)                    8                  -
                                               ---------------    ---------------

Income from continuing operations
  on which basic and diluted earnings per
   share is calculated (millions)                          437              2,086

Income from discontinued operations
  on which basic and diluted earnings per
   share is calculated (millions)                         (389)               (46)
                                               ---------------    ---------------

Net income from total operations
  on which basic and diluted earnings per
   share is calculated (millions)              $            48    $         2,040
                                               ===============    ===============

                        COMPUTATION OF BASIC AND DILUTED
                        EARNINGS PER SHARE - (CONTINUED)
                                   (UNAUDITED)

                                             For Three Months Ended
                                      ----------------------------------

                                       June 30, 2002      June 30, 2001
                                      ---------------    ---------------
Earnings per share of common stock:

  From continuing operations
    Assuming dilution                 $          0.25    $          1.17
    Basic                             $          0.26    $          1.20
  From discontinued operations
    Assuming dilution                 $         (0.22)   $         (0.03)
    Basic                             $         (0.23)   $         (0.03)

  From total operations
    Assuming dilution                 $          0.03    $          1.15*
    Basic                             $          0.03    $          1.17

* Does not total due to rounding

Stock options to purchase 128,528,851 shares and 48,138,247 shares were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective periods was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, 2,550,288 restricted stock units as of June 30, 2001 relating to the company's Long-Term Performance Plan were not included in the computation of diluted earnings per share as their effect would have been antidilutive. Net income applicable to common shareholders excludes preferred stock dividends of $5 million for the three months ended June 30, 2001.

                        COMPUTATION OF BASIC AND DILUTED
                        EARNINGS PER SHARE - (CONTINUED)
                                   (UNAUDITED)

                                                            For Six Months Ended
                                                     ----------------------------------

                                                      June 30, 2002      June 30, 2001
                                                     ---------------    ---------------
Number of shares on which basic
  earnings per share is calculated:

Average outstanding during period                      1,711,710,401      1,739,584,833

Add - Incremental shares under stock
  compensation plans                                      27,637,878         38,665,209

Add - Incremental shares associated
  with put options                                                 -             11,549

Add - Incremental shares associated
  with contingently issuable shares                        2,342,016          1,261,473
                                                     ---------------    ---------------

Number of shares on which diluted
  earnings per share is calculated                     1,741,690,295      1,779,523,064
                                                     ===============    ===============

Income from continuing operations
  applicable to common
   shareholders (millions)                           $         1,729    $         3,858

Less/(add) - net income applicable to
  contingently issuable shares (millions)                         14                 (2)
                                                     ---------------    ---------------

Income from continuing operations
  on which basic and diluted earnings per
   share is calculated (millions)                              1,715              3,860

Income from discontinued operations
  on which basic and diluted earnings per
   share is calculated (millions)                               (481)               (73)
                                                     ---------------    ---------------

Net income from total operations
  on which basic and diluted earnings per
   share is calculated (millions)                    $         1,234    $         3,787
                                                     ===============    ===============

                        COMPUTATION OF BASIC AND DILUTED
                        EARNINGS PER SHARE - (CONTINUED)
                                   (UNAUDITED)

                                              For Six Months Ended
                                      -----------------------------------
                                       June 30, 2002       June 30, 2001
                                      ---------------     ---------------
Earnings per share of common stock:

  From continuing operations
    Assuming dilution                 $          0.98     $          2.17
    Basic                             $          1.01     $          2.22
  From discontinued operations
    Assuming dilution                 $         (0.28)    $         (0.04)
    Basic                             $         (0.28)    $         (0.04)
  From total operations
    Assuming dilution                 $          0.71*    $          2.13
    Basic                             $          0.73     $          2.18

* Does not total due to rounding.

     Stock options to purchase 91,804,670 shares and 61,834,121 shares were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective periods was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive. Net income applicable to common shareholders excludes preferred stock dividends of $10 million for the six months ended June 30, 2001.

                                                                      EXHIBIT 12

          COMPUTATION OF RATIO OF INCOME FROM CONTINUING OPERATIONS TO
             FIXED CHARGES AND INCOME FROM CONTINUING OPERATIONS TO
              COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                                   (UNAUDITED)

(Dollars in millions)
                                                                             For Six Months Ended
                                                                        ------------------------------
                                                                        June 30, 2002    June 30, 2001
                                                                        -------------    -------------
Income from continuing operations                                       $       2,408    $       5,475
 before income taxes  (1)
Add:  Fixed charges, excluding capitalized interest                               629              897
                                                                        -------------    -------------

Income as adjusted before income taxes                                  $       3,037    $       6,372
                                                                        =============    =============

Fixed charges:
 Interest expense                                                       $         399    $         670
 Capitalized interest                                                              19               14
 Portion of rental expense representative of interest                             230              227
                                                                        -------------    -------------

Total fixed charges                                                     $         648    $         911
                                                                        =============    =============

Preferred stock dividends (2)                                                       -               14
                                                                        -------------    -------------

Combined fixed charges and preferred stock dividends                    $         648    $         925
                                                                        =============    =============

Ratio of income from continuing operations to fixed charges                      4.69             6.99

Ratio of income from continuing operations to combined fixed
 charges and preferred stock dividends                                           4.69             6.89

(1) Income from continuing operations before income taxes excludes the company's share in the income and losses of less-than-fifty percent-owned affiliates.

(2) Included in the ratio computation are preferred stock dividends of $10 million for the first six months of 2001, or $14 million representing the pre-tax income that would be required to cover those dividend requirements based on the company's effective tax rate for the six months ended June 30, 2001.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

              SEGMENT INFORMATION - ON CONTINUING OPERATIONS BASIS
                                  (UNAUDITED)

                                                                  Hardware Segments
                                                          -----------------------------------
                                                                     Personal and
                                                Global    Enterprise   Printing
(Dollars in Millions)                          Services     Systems     Systems    Technology
---------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2002:

External revenue                               $  8,661    $  2,934    $  2,800    $  1,003
Internal revenue                                    741         160          33         199
                                               --------    --------    --------    --------
Total revenue                                  $  9,402    $  3,094    $  2,833    $  1,202
                                               ========    ========    ========    ========
Pre-tax income (loss)                          $    706    $    182    $    (35)   $   (943)
                                               ========    ========    ========    ========
Revenue year-to-year change                         0.1%      (16.0)%      (8.0)%     (32.0)%
Pre-tax income year-to-year change                (46.0)%     (65.4)%    (337.5)%        NM
Pre-tax income margin                               7.5%        5.9%       (1.2)%     (78.5)%

THREE MONTHS ENDED JUNE 30, 2001*:

External revenue                               $  8,742    $  3,477    $  3,067    $  1,380
Internal revenue                                    650         205          14         388
                                               --------    --------    --------    --------
Total revenue                                  $  9,392    $  3,682    $  3,081    $  1,768
                                               ========    ========    ========    ========
Pre-tax income (loss)                          $  1,307    $    526    $     (8)   $    102
                                               ========    ========    ========    ========

Pre-tax income margin                              13.9%       14.3%       (0.3)%       5.8%

* Reclassified to conform with 2002 presentation.
NM - not meaningful.

RECONCILIATIONS TO IBM AS REPORTED:

                                               Three Months Ended      Three Months Ended
(Dollars in millions)                            June 30, 2002            June 30, 2001
                                               ------------------      -------------------
Revenue:
Total reportable segments                      $           21,347      $            22,537
Eliminations/other                                         (1,696)                  (1,703)
                                               ------------------      -------------------
 Total IBM Consolidated                        $           19,651      $            20,834
                                               ==================      ===================

Pretax income:
Total reportable segments                      $              979      $             2,902
Eliminations/other                                           (384)                      39
                                               ------------------      -------------------
  Total IBM Consolidated                       $              595      $            2 ,941
                                               ==================      ===================

               Global    Enterprise         Total
Software    Financing    Investments      Segments
--------------------------------------------------
$  3,266    $     818    $       223    $   19,705
     315          193              1         1,642
--------    ---------    -----------    ----------
$  3,581    $   1,011    $       224    $    21,347
========    =========    ===========    ==========
$    913    $     237    $       (81)   $      979
========    =========    ===========    ==========

     9.4%        (4.2)%        (22.0)%        (5.3)%
    28.4%       (18.6)%       (200.0)%       (66.3)%
    25.5%        23.4%         (36.2)%         4.6%


$  3,036    $     838    $       287    $   20,827
     236          217              -         1,710
--------    ---------    -----------    ----------
$  3,272    $   1,055    $       287    $   22,537
========    =========    ===========    ==========
$    711    $     291    $       (27)   $    2,902
========    =========    ===========    ==========

    21.7%        27.6%          (9.4)%        12.9%

              SEGMENT INFORMATION - ON CONTINUING OPERATIONS BASIS
                                   (UNAUDITED)

                                                                            Hardware Segments
                                                                ----------------------------------------
                                                                              Personal and
                                                    Global      Enterprise      Printing
(Dollars in Millions)                              Services       Systems        Systems      Technology
--------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002:

External revenue                                  $   16,890    $    5,418    $      5,311    $    1,933
Internal revenue                                       1,381           326              46           435
                                                  ----------    ----------    ------------    ----------
Total revenue                                     $   18,271    $    5,744    $      5,357    $    2,368
                                                  ==========    ==========    ============    ==========
Pre-tax income (loss)                             $    1,779    $      359    $         30    $   (1,082)
                                                  ==========    ==========    ============    ==========

Revenue year-to-year change                             (1.0)%       (17.8)%         (14.6)%       (35.7)%
Pre-tax income year-to-year change                     (25.1)%       (60.9)%         145.5%       (552.7)%
Pre-tax income margin                                    9.7%          6.3%            0.6%        (45.7)%

SIX MONTHS ENDED JUNE 30, 2001*:

External revenue                                  $   17,213    $    6,613    $      6,243    $    2,954
Internal revenue                                       1,239           372              32           727
                                                  ----------    ----------    ------------    ----------
Total revenue                                     $   18,452    $    6,985    $      6,275    $    3,681
                                                  ==========    ==========    ============    ==========
Pre-tax income (loss)                             $    2,375    $      917    $        (66)   $      239
                                                  ==========    ==========    ============    ==========

Pre-tax income margin                                   12.9%          13.1%          (1.1)%         6.5%

* Reclassified to conform with 2001 presentation.

RECONCILIATIONS TO IBM AS REPORTED:

                                                Six Months Ended        Six Months Ended
(Dollars in millions)                             June 30, 2002          June 30, 2001
                                               ------------------      -------------------
Revenue:
Total reportable segments                      $           40,866      $            44,453
Eliminations/other                                         (3,185)                  (3,310)
                                               ------------------      -------------------
   Total IBM Consolidated                      $           37,681      $            41,143
                                               ==================      ===================

Pretax income:
Total reportable segments                      $            2,884      $             5,159
Eliminations/other                                           (476)                     289
                                               ------------------      -------------------
Total IBM Consolidated                         $            2,408      $             5,448
                                               ==================      ===================

             Global       Enterprise      Total
Software    Financing    Investments     Segments
--------------------------------------------------

$  6,163    $   1,586    $       454    $   37,755
     542          379              2         3,111
--------    ---------    -----------    ----------
$  6,705    $   1,965    $       456    $   40,866
========    =========    ===========    ==========
$  1,473    $     459    $      (134)   $    2,884
========    =========    ===========    ==========

     4.7%        (7.1)%        (15.7)%        (8.1)%
    13.6%       (18.6)%         19.8%        (44.1)%
    22.0%        23.4%         (29.4)%         7.1%

$  5,954    $   1,672    $       540    $   41,189
     450          443              1         3,264
--------    ---------    -----------    ----------
$  6,404    $   2,115    $       541    $   44,453
========    =========    ===========    ==========
$  1,297    $     564    $      (167)   $    5,159
========    =========    ===========    ==========

    20.3%        26.7%         (30.9)%        11.6%