Form 10-Q
period 2002-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2002-11-04
CIK 51143

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       The registrant has 1,690,087,776 shares of common stock outstanding at September 30, 2002.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I - Financial Information:

Item 1. Consolidated Financial Statements

   Consolidated Statement of Earnings for the three and nine
      months ended September 30, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   Consolidated Statement of Financial Position at
      September 30, 2002 and December 31, 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

   Consolidated Statement of Cash Flows for the nine months
      ended September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition  . . . . . . . . . . . . . . . . .  14

Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Part II - Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                  Three Months Ended            Nine Months Ended
per share amounts)                              September 30,                 September 30,
                                           -----------------------       -----------------------
                                             2002           2001*          2002           2001*
                                           --------       --------       --------       --------
REVENUE:
Global Services                            $  8,895       $  8,682       $ 25,785       $ 25,895
Hardware                                      6,764          6,834         19,320         22,564
Software                                      3,110          3,201          9,273          9,155
Global Financing                                795            822          2,403          2,499
Enterprise Investments/Other                    257            244            721            813
                                           --------       --------       --------       --------
TOTAL REVENUE                                19,821         19,783         57,502         60,926


COST:
Global Services                               6,540          6,214         19,015         18,854
Hardware                                      4,957          4,997         14,420         15,682
Software                                        500            591          1,549          1,705
Global Financing                                348            403          1,044          1,279
Enterprise Investments/Other                    153            144            381            450
                                           --------       --------       --------       --------
TOTAL COST                                   12,498         12,349         36,409         37,970
                                           --------       --------       --------       --------

GROSS PROFIT                                  7,323          7,434         21,093         22,956

EXPENSE AND OTHER INCOME:

Selling, general and administrative           3,987          4,085         13,298         12,350
Research, development and engineering         1,213          1,252          3,546          3,745
Intellectual property and custom
  development income                           (232)          (393)          (771)        (1,012)
Other (income) and expense                      (83)            29            111           (164)
Interest expense                                 34             53             97            181
                                           --------       --------       --------       --------
 TOTAL EXPENSE AND OTHER INCOME               4,919          5,026         16,281         15,100

Income from continuing
operations before income taxes                2,404          2,408          4,812          7,856
Provision for income taxes                      710            695          1,389          2,275
                                           --------       --------       --------       --------
Income from continuing operations             1,694          1,713          3,423          5,581


* Reclassified to conform with 2002 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

(Dollars in millions except                  Three Months Ended              Nine Months Ended
per share amounts)                              September 30,                  September 30,
                                         --------------------------       -------------------------
                                            2002            2001*           2002            2001*
                                         ---------        ---------       ---------       ---------
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations             (381)            (118)           (862)           (191)
                                         ---------        ---------       ---------       ---------
NET INCOME                                   1,313            1,595           2,561           5,390

Preferred stock dividends                       --               --              --              10
                                         ---------        ---------       ---------       ---------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                    $   1,313        $   1,595       $   2,561       $   5,380
                                         =========        =========       =========       =========

Earnings per share of common stock:
  Assuming dilution
    Continuing operations                $    0.99        $    0.97       $    1.97       $    3.14
    Discontinued operations                  (0.22)           (0.07)          (0.50)          (0.11)
                                         ---------        ---------       ---------       ---------
    Total                                $    0.76+       $    0.90       $    1.47       $    3.03
                                         =========        =========       =========       =========

  Basic
    Continuing operations                $    1.00        $    0.99       $    2.01       $    3.21
    Discontinued operations                  (0.23)           (0.07)          (0.51)          (0.11)
                                         ---------        ---------       ---------       ---------
      Total                              $    0.78+       $    0.92       $    1.50       $    3.10
                                         =========        =========       =========       =========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING: (MILLIONS)

  Assuming dilution                        1,711.7          1,767.9         1,731.7         1,775.6
  Basic                                    1,690.5          1,731.8         1,704.6         1,737.0

Cash dividends per common share          $    0.15        $    0.14       $    0.44       $    0.41


* Reclassified to conform with 2002 presentation.

+ Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                         At September 30,
(Dollars in millions)                                         2002          At December 31,
                                                           (Unaudited)          2001*
                                                         ----------------   ---------------
ASSETS
  Current assets:
  Cash and cash equivalents                                 $ 5,216            $ 6,330
  Marketable securities--at fair value,
    which approximates market                                     6                 63
  Notes and accounts receivable--trade, net of
    allowances                                                8,449              9,101
  Short-term financing receivables                           14,456             16,656
  Other accounts receivable                                   1,299              1,261
  Inventories, at lower of average cost or net
    realizable value:
    Finished goods                                            1,034              1,259
    Work in process and raw materials                         2,390              3,045
                                                            -------            -------
  Total inventories                                           3,424              4,304
  Deferred taxes                                              2,315              2,402
  Intangible assets                                              83                122
  Prepaid expenses and other current assets                   2,068              2,222
                                                            -------            -------
  Total current assets                                       37,316             42,461

  Plant, rental machines and other property                  36,056             38,375
    Less: Accumulated depreciation                           21,605             21,871
                                                            -------            -------
  Plant, rental machines and other property--net             14,451             16,504
  Long-term financing receivables                            11,212             12,246
  Intangible assets                                             280                356
  Goodwill                                                    1,437              1,278
  Investments and sundry assets                              17,289             15,468
  Assets of discontinued operations                           1,971                 --
                                                            -------            -------
  TOTAL ASSETS                                              $83,956            $88,313
                                                            =======            =======

* Reclassified to conform with 2002 presentation.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     At September 30,
(Dollars in millions except                               2002            At December 31,
 per share amounts)                                    (Unaudited)             2001*
                                                     ----------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Taxes                                               $  3,833             $  4,644
    Short-term debt                                        7,971               11,188
    Accounts payable and accruals                         18,435               19,287
                                                        --------             --------
  Total current liabilities                               30,239               35,119

  Long-term debt                                          17,773               15,963
  Other liabilities                                       13,667               13,617
  Liabilities of discontinued operations                     185                   --
                                                        --------             --------
  TOTAL LIABILITIES                                       61,864               64,699

  STOCKHOLDERS' EQUITY:
    Common stock - par value $.20 per share               14,572               14,248
      Shares authorized: 4,687,500,000
      Shares issued: 2002 - 1,918,678,874
                     2001 - 1,913,513,218
    Retained earnings                                     31,653               30,142

    Treasury stock - at cost                             (23,322)             (20,114)
      Shares: 2002 - 228,591,098
              2001 - 190,319,489
    Accumulated gains and losses not
      affecting retained earnings                           (811)                (662)
                                                        --------             --------
  TOTAL STOCKHOLDERS' EQUITY                              22,092               23,614
                                                        --------             --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 83,956             $ 88,313
                                                        ========             ========

* Reclassified to conform with 2002 presentation.

(The accompanying notes are an integral part of the financial statements.)

                  INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

(Dollars in millions)                                                   2002                2001
                                                                      -------             -------
CASH FLOW FROM OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS:
  Income from continuing operations                                   $ 3,423             $ 5,581
  Adjustments to reconcile income from continuing
    operations to cash provided from operating activities:
      Depreciation                                                      3,276               2,966
      Amortization of software                                            506                 456
      (Gain)/loss on disposition of fixed and other assets               (221)                174
      Changes in operating assets and liabilities                       2,431                (112)
                                                                      -------             -------
  NET CASH PROVIDED FROM OPERATING ACTIVITIES FROM
    CONTINUING OPERATIONS                                               9,415               9,065
                                                                      -------             -------
CASH FLOW FROM INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS:
  Payments for plant, rental machines
    and other property, net of proceeds                                (2,851)             (3,362)
  Investment in software                                                 (420)               (486)
  Acquisition of Informix                                                  --                (889)
  Purchases of marketable securities and other
    investments                                                          (476)               (716)
  Proceeds from marketable securities and other
    investments                                                           443                 549
                                                                      -------             -------
  NET CASH USED IN INVESTING ACTIVITIES FROM
    CONTINUING OPERATIONS                                              (3,304)             (4,904)
                                                                      -------             -------
CASH FLOW FROM FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS:
  Proceeds from new debt                                                3,969               4,208
  Payments to settle debt                                              (3,983)             (5,583)
  Short-term (repayments)/borrowings less than
    90 days--net                                                       (2,639)              1,370
  Common stock transactions--net                                       (3,327)             (3,171)
  Preferred stock transactions                                             --                (247)
  Cash dividends paid                                                    (751)               (725)
                                                                      -------             -------
  NET CASH USED IN FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS                                                (6,731)             (4,148)
                                                                      -------             -------

Effect of exchange rate changes on
  cash and cash equivalents                                                94                 (32)

Net cash flow (used in)/provided by discontinued
  operations                                                             (588)                171
                                                                      -------             -------
Net change in cash and cash equivalents                                (1,114)                152

Cash and cash equivalents at January 1                                  6,330               3,563
                                                                      -------             -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                             $ 5,216             $ 3,715
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

2. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)                    Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                        --------------------      --------------------
                                          2002        2001*         2002        2001*
                                        -------      -------      -------      -------
Net Income                              $ 1,313      $ 1,595      $ 2,561      $ 5,390
                                        -------      -------      -------      -------
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
    adjustments                             (39)          37          411         (475)
  Minimum pension liability
    adjustments                               5           --           23           (4)
  Net unrealized (losses)/gains on
    marketable securities                    (3)          19          (16)          65
  Net unrealized gains/(losses) on
    cash flow hedge derivatives              19         (318)        (567)         162
                                        -------      -------      -------      -------
Total losses not
  affecting retained earnings               (18)        (262)        (149)        (252)
                                        -------      -------      -------      -------
Net income plus losses
  not affecting retained earnings       $ 1,295      $ 1,333      $ 2,412      $ 5,138
                                        =======      =======      =======      =======

* Reclassified to conform with 2002 presentation.

3. On June 3, 2002, the company signed an agreement with Hitachi to sell the company's Hard Disk Drive (HDD) business. The estimated proceeds from the sale are approximately $2 billion, 70 percent of which is due upon closing, and the estimated loss on disposal is approximately $135 million, net of tax. The loss on disposal is recorded in the Loss from discontinued operations in the Consolidated Statement of Earnings. Adjustments to the estimated loss, if any, will continue to be recorded through the date on which the transaction closes, which is subject to regulatory approvals.

       The HDD business is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from the company's results of continuing operations for all periods presented in this document. The results from discontinued operations are discussed on page 25. The financial results reported as discontinued operations include the external original equipment manufacturer (OEM) hard disk drive business and certain charges related to hard disk drives used in the company's e-server and e-storage products that were recorded in the Technology segment. The discontinued operations results do not reflect hard disk drive shipments to IBM internal customers. The HDD business was part of the company's Technology external reporting segment. The results of operations for HDD have been excluded from the Segment Information exhibit.

       In October 2002, the company announced certain restructuring actions related to its discontinued HDD business. The company expects to record a charge of up to approximately $250 million, net of tax, in discontinued operations associated with these announced actions in the fourth quarter of 2002.

       In addition, upon closing, it is anticipated that the company will incur a significant U.S. tax charge in discontinued operations related to the repatriation of divestiture proceeds from certain countries with low tax rates. The company estimates that the charge will not exceed $300 million.

       Summarized selected financial information for the discontinued operations is as follows:

(Dollars in millions)        Three Months Ended              Nine Months Ended
                               September 30,                   September 30,
                          -----------------------         -----------------------
                            2002            2001            2002            2001
                          -------         -------         -------         -------
Revenue                   $   498         $   645         $ 1,398         $ 2,114
                          =======         =======         =======         =======
Pre-tax loss              $  (435)        $  (144)        $(1,135)        $  (202)
Income tax benefit            (54)            (26)           (273)            (11)
                          -------         -------         -------         -------
Net loss                  $  (381)        $  (118)        $  (862)        $  (191)
                          =======         =======         =======         =======

       The assets and liabilities of discontinued operations are stated separately as of September 30, 2002 on the Consolidated Statement of Financial Position. The major asset and liability categories are as follows:

(Dollars in millions)                                   At September 30,
                                                              2002
                                                        ----------------
Inventories                                                 $  456
Prepaid expenses and other current assets                       21
Net plant, rental machines and other property                1,494
                                                            ------
Assets of discontinued operations                           $1,971
                                                            ======

Liabilities of discontinued operations                      $  185
                                                            ======

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

       The following table summarizes the significant components of these actions:


(Dollars in millions)
                    ----------------------------------------------------------------------------------------------------
                         Total         Sale or          Liability
                        pre-tax       write-off        recorded in                          Other        Liability as of
                        charges       of assets    Second Quarter 2002   Payments        Adjustments+         9/30/02
                    ----------------------------------------------------------------------------------------------------
MICROELECTRONICS:

 Machinery/equipment:     $423          $323(A)

     Current                                            $67(B)*            $ 19              $ 11               $59
     Non-current                                         33(B)**              -               (11)               22
 Non cancelable purchase
   commitments:             60
     Current                                             35(C)*               7                 3                31
     Non-current                                         25(C)**              -               (11)               14
 Employee terminations:     45
     Current                                             44(D)*              36                (5)               3
     Non-current                                          1(D)**              -                 -                1
 Vacant space:              11
     Current                                              5(E)*               -                 -                5
     Non-current                                          6(E)**              -                 -                6
 Sale of Endicott
    facility               223           221(F)           2(F)*               -                 -                2
 Sale of certain
    operations              63            53(G)          10(G)*               8                 -                2

GLOBAL SERVICES
  AND OTHER:

  Employee
   terminations:           722
     Current                                            671(H)*             413               (13)            245
     Non-current                                         51(H)**              -                41              92
  Vacant space:            180            29(I)
     Current                                             57(I)*              11                15              61
     Non-current                                         94(I)**              -                (9)             85
                    -----------------------------------------------------------------------------------------------
                        $1,727          $626         $1,101                $494               $21            $628
                        ======          ====         ======                ====               ===            ====

+ Principally represents currency translation adjustments and reclassification of non-currrent to current.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial Position.

(A) This amount was recorded in Selling, general and administrative (SG&A) expense in the second quarter of 2002 and primarily represents the abandonment and loss on sale of certain capital assets during the second quarter 2002.

(B) This amount is comprised of costs incurred to remove abandoned capital assets and the remaining lease payments for leased equipment that was abandoned in the second quarter of 2002. The company expects to pay the removal costs by June 30, 2003. The remaining lease payments will continue through 2005. These amounts were recorded in SG&A expense in the second quarter of 2002.

(C) The company is subject to certain noncancelable purchase commitments. As a result of the decision to significantly reduce aluminum capacity, the company no longer has a need for certain materials subject to these agreements. The required future payments for materials no longer needed under these contracts are expected to be paid over two years. This amount was recorded in SG&A expense in the second quarter of 2002.

(D) The workforce reductions represent 1,400 people of which approximately 91 percent left the business as of September 30, 2002. These amounts were recorded in SG&A expense in the second quarter of 2002. The non-current portion of the liability relates to terminated employees who were granted annual payments to supplement their statutory or government pensions in certain countries. These contractually required payments will continue until the former employee dies.

(E) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. The length of these obligations varies by lease with the longest extending through 2006. These charges were recorded in Other (income) and expense on the Consolidated Statement of Earnings in the second quarter of 2002.

(F) As part of the company's strategic realignment of its Microelectronics business to exit the manufacture and sale of certain products and component technologies, the company signed an agreement in the second quarter of 2002 to sell its interconnect products operations in Endicott to Endicott Interconnect Technologies, Inc. (EIT). As a result of this transaction, the company incurred a $223 million loss on sale, primarily relating to the land, buildings, machinery and equipment. This loss was recorded in Other (income) and expense on the Consolidated Statement of Earnings in the second quarter of 2002. The transaction closed in the fourth quarter of 2002. The company entered into a limited supply agreement with EIT for future products, and it will also lease back at fair market value rental rates approximately one third of the Endicott campus' square footage for operations outside the interconnect OEM business.

(G) As part of the strategic realignment of the company's Microelectronics business, the company agreed to sell certain assets and liabilities comprising its Mylex business to LSI Logic Corporation and the company sold part of its wireless phone chipset operations to TriQuint Semiconductor, Inc. in June 2002. The Mylex transaction was completed in August 2002. The loss of $74 million for the Mylex transaction and the realized gain of $(11) million for the chipset sale were recorded in Other (income) and expense on the Consolidated Statement of Earnings in the second quarter of 2002.

(H) The majority of the workforce reductions relate to the company's Global Services business. The workforce reductions represent 14,213 people of which approximately 85 percent left the company as of September 30, 2002. See D above for information on the non-current portion of the liability. These charges were included in SG&A expense on the Consolidated Statement of Earnings in the second quarter of 2002.

(I) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. This space relates primarily to workforce dynamics in the Global Services business and the downturn in corporate technology spending on services. The length of these obligations varies by lease with the longest extending through 2009. These charges were recorded in Other (income) and expense on the Consolidated Statement of Earnings in the second quarter of 2002.

       The following table provides the liability balances for actions that the company took through 1993 and special actions in 1999. The second quarter 2002 actions discussed above are not included below but are presented in the table above.

                         Liability                                       Liability
                          as of                                            as of
                        12/31/2001      Payments      Other Adj.(c)      9/30/2002
                        ----------      --------      -------------      ---------
Current:
  Workforce (a)            $ 87            $ 72            $ 52             $ 67
  Space (b)                  65              52              45               58
                           ----            ----            ----             ----
Total                      $152            $124            $ 97             $125
Non-current:
  Workforce (a)            $385            $ --            $  9             $394
  Space (b)                 204              --             (45)             159
                           ----            ----            ----             ----
Total                      $589            $ --            $(36)            $553

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

5. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new standard also prohibits the amortization of goodwill associated with business combinations that close after June 30, 2001. The company completed the required initial transition impairment test as of January 2002 and determined that its goodwill is not impaired.

       The changes in the carrying amount of goodwill, by external reporting segment, for the period ended September 30, 2002, are as follows:

                                                                                                            Foreign
                                                 Assembled                     Purchase                     Currency
                                     Balance     Workforce      Goodwill        Price                      Translation     Balance
            Segment                  1/1/02      Reclass(*)    Additions     Adjustments   Divestitures    Adjustments     9/30/02
            -------                  ------      ----------    ---------     -----------   ------------    -----------     -------
Global Services                      $  325        $   --        $   37        $    7         $   --         $   19        $  388
Enterprise Systems                      111            26            --            --             --             --           137
Personal and Printing Systems            13            --            --            --             --             --            13
Technology                              102             5            --            --            (83)            --            24
Software                                727             2           155           (11)            --              2           875
Global Financing                         --            --            --            --             --             --            --
Enterprise Investments                   --            --            --            --             --             --            --
                                     ------        ------        ------        ------         ------         ------        ------
Total                                $1,278        $   33        $  192        $   (4)        $  (83)        $   21        $1,437

(*) In accordance with SFAS No. 141, "Business Combinations," the unamortized balance for acquired assembled workforce, which had been recognized as an intangible asset separate from goodwill, has been reclassified to goodwill effective January 1, 2002.

       There were no goodwill impairment losses recorded during the period.

       The following table presents the 2001 quarter-to-date and 2001 year-to-date results of operations reformatted to exclude goodwill amortization. These adjusted 2001 results are presented as required by SFAS 142 to allow a comparison between 2002 actual results and the adjusted 2001 results whereby both sets of results exclude goodwill amortization. The first table includes income from continuing operations and earnings per share from continuing operations. The second table presents the same data for the total company including both continuing operations and discontinued operations.

                  2001 ADJUSTED TO REMOVE GOODWILL AMORTIZATION
                              CONTINUING OPERATIONS

(Dollars in millions except            Three Months Ended     Nine Months Ended
   per share amounts)                  September 30, 2001     September 30, 2001
                                       ------------------     ------------------
Reported  income from
  continuing operations                    $   1,713               $   5,581
Add: Goodwill amortization,
       net of tax effects                         62                     193
                                           ---------               ---------
Adjusted income                            $   1,775               $   5,774
BASIC EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS:
Reported income                            $    0.99               $    3.21
Goodwill amortization                           0.04                    0.11
                                           ---------               ---------
Adjusted basic earnings per share          $    1.03               $    3.32
DILUTED EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS:
Reported income                            $    0.97               $    3.14
Goodwill amortization                           0.04                    0.11
                                           ---------               ---------
Adjusted diluted earnings per share        $    1.00*              $    3.24*

* Does not total due to rounding.

                  2001 ADJUSTED TO REMOVE GOODWILL AMORTIZATION
                                TOTAL OPERATIONS

(Dollars in millions except                 Three Months Ended         Nine Months Ended
    per share amounts)                      September 30, 2001        September 30, 2001
                                            ------------------        ------------------
Reported net income                              $   1,595               $   5,390
Add: Goodwill amortization,
        net of tax effects                              62                     193
                                                 ---------               ---------
Adjusted net income                              $   1,657               $   5,583
BASIC EARNINGS PER SHARE:
Reported net income                              $    0.92               $    3.10
Goodwill amortization                                 0.04                    0.11
                                                 ---------               ---------
Adjusted basic earnings per share                $    0.96               $    3.21

DILUTED EARNINGS PER SHARE:
Reported net income                              $    0.90               $    3.03
Goodwill amortization                                 0.04                    0.11
                                                 ---------               ---------
Adjusted diluted earnings per share              $    0.93*              $    3.14

* Does not total due to rounding

       SFAS No. 141 specifies certain criteria for identifying, valuing and recording intangible assets separate from goodwill. SFAS No. 142 also prescribes the disclosure requirements for intangible assets that meet these criteria. The following schedule details the company's intangible asset balances by major asset class:

 (Dollars in millions)            Gross Carrying           Accumulated            Net Carrying
Intangible asset class                Amount              Amortization          Amount at 9/30/02
----------------------                ------              ------------          -----------------
Customer-related                      $ 295                  $ (98)                  $ 197
Completed technology                    214                    (90)                    124
Patents/Trademarks                      109                    (74)                     35
Other(a)                                 16                     (9)                      7
                                      -----                  -----                   -----
Total                                 $ 634                  $(271)                  $ 363

(a) Other intangibles are primarily contract-related assets such as employee agreements and leasehold interests.

       The net carrying amount of intangible assets decreased $29 million and $115 million for the third quarter of 2002 and first nine months of 2002, respectively. The decreases were due to the amortization of existing intangible asset balances, partially offset by identified intangible assets recorded as a result of several acquisitions. The decrease for the first nine months of 2002 also included write-offs of intangibles associated with divestitures in the second quarter.

       The aggregate amortization expense was $38 million for the third quarter of 2002 and $118 million for the first nine months of 2002.

       The future amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at December 31:

2002 fourth quarter            $ 39 million
2003                           $145 million
2004                           $108 million
2005                           $ 48 million
2006                           $ 23 million
2007                           $  0 million

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. A notable change from EITF 94-3 involves one-time employee termination costs whereby the employee to be terminated is required to render service between the notification date and the date the employee will be terminated in order to receive any termination benefits. For these situations whereby the required post-notification service period extends beyond the minimum retention period required by local law (e.g., 60 days in the United States), the fair value liability will be amortized over the service period. This change is effective for new exit or disposal activities initiated after December 31, 2002. Had SFAS No. 146 been effective during the second quarter of 2002, a portion of the pre-tax employee termination costs listed in the table on page 8 would have been amortized beyond June 30, 2002 until the respective employees were terminated. The impact of SFAS No. 146 on the company's future financial statements will depend upon the timing of and facts underlying any future one-time workforce reduction actions.

6. The tables on pages 43 through 46 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles, e.g., employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income from continuing operations before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

       On June 3, 2002, the company signed an agreement with Hitachi for the sale of the company's HDD business. As a result, amounts disclosed in the company's segment disclosure for all periods presented exclude the results of the HDD business. Please see page 25 for a discussion of the company's results of discontinued operations.

7. On October 1, 2002, the company purchased PricewaterhouseCoopers' (PwC) global business consulting and technology services unit, PwC Consulting (PwCC), for approximately $3.5 billion. Approximately $2.9 billion of the purchase price was paid in cash, $0.3 billion in restricted common stock and $0.3 billion in notes convertible into restricted shares of IBM common stock. According to PwCC's most recent audited financial statements, fiscal year ended June 30, 2002 total revenue was $6.7 billion, which includes $1.5 billion of reimbursable expenses and subcontractor costs. The incremental future annual revenue for IBM as a result of this acquisition may be more or less than this amount based upon the impact of synergies, continuing business relationships, and general market conditions.

       In connection with the acquisition, the company incurred $187 million of pre-tax one-time compensation costs as of October 1, 2002, for certain PwCC partners and employees. This amount relates to restricted stock awards and the compensation element of the convertible notes issued as part of the deal proceeds and will be recorded in the fourth quarter of 2002. The amount to be recorded as compensation expense for the convertible notes equals the difference between the fair value and face value of the notes. This incremental value is deemed to be compensation expense by the accounting rules.


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

       Despite the difficult economy and spending environments, IBM generated, on a continuing operations basis, $19.8 billion of revenue, $0.99 of diluted earnings per share, and strong cash flows during the 2002 third quarter. Other highlights of the quarter include:

o      Agreement signed to purchase PwCC; completed on October 1

o      Expected key market share gains

o The impact of continued discipline and focus on cost containment and expense reduction, including the benefits from the 2002 second quarter productivity actions

o      Some customer signing deferrals and a lengthening of the sales cycle

       The company's discontinued HDD business lost $0.22 per diluted share on $498 million of revenue. These results reflect continued industry pressure and increased estimated loss on sale of the HDD business.

       While the economic and political environments are less than certain, the company is executing on its current and long term strategies. The end result is a leaner IBM that is a leader in providing business value, infrastructure, and technology -- built on customer insight, solutions and research and development.

RESULTS OF CONTINUING OPERATIONS

(Dollars in millions)           Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                               --------------------      --------------------
                                 2002        2001*        2002         2001*
                               -------      -------      -------      -------
Revenue                        $19,821      $19,783      $57,502      $60,926
Cost                            12,498       12,349       36,409       37,970
                               -------      -------      -------      -------
Gross profit                   $ 7,323      $ 7,434      $21,093      $22,956
Gross profit margin               36.9%        37.6%        36.7%        37.7%
Income from continuing
  operations                   $ 1,694      $ 1,713      $ 3,423      $ 5,581
Earnings per share of
  common stock from
    continuing operations:
        Assuming dilution      $  0.99      $  0.97      $  1.97      $  3.14
        Basic                  $  1.00      $  0.99      $  2.01      $  3.21

* Reclassified to conform with 2002 presentation.

       The average number of common shares outstanding assuming dilution decreased from third-quarter 2001 to third -quarter 2002 and for the first nine months of 2001 to the first nine months of 2002 by 56.1 million and by 43.9 million, respectively, primarily as a result of the company's share repurchase program. The average number of shares assuming dilution was 1,711.7 million in the third quarter of 2002 and 1,731.7 million for the first nine months of 2002. There were 1,690.1 million shares outstanding at September 30, 2002.

       On June 3, 2002, the company signed an agreement with Hitachi for the sale of the company's HDD business. As a result, amounts disclosed in this Results of Continuing Operations section for all periods presented exclude the results of the HDD business. Please see page 25 for a discussion of the company's results of discontinued operations.

       Revenue for the three months ended September 30, 2002 was flat (down 2 percent at constant currency) from the same period last year. Global Services revenue including maintenance increased 2.4 percent (flat at constant currency) in the third quarter to $8.9 billion. The company signed $9.0 billion in services contracts in the quarter.

       Hardware revenue decreased 1.0 percent (2 percent at constant currency) to $6.8 billion from the 2001 third quarter. The revenue decline was primarily driven by iSeries and zSeries servers, storage systems products and personal computers. Although revenue declined for these products in the third quarter of 2002 compared to the third quarter of 2001, the percent of revenue decline in the third quarter was less than the year-to-year declines in the first two quarters of 2002. These declines were partially offset by higher revenue for the xSeries and pSeries servers, and technology products.

       Software revenue decreased 2.9 percent (5 percent at constant currency) to $3.1 billion from the third quarter of 2001. Middleware revenue, which comprises approximately 80 percent of the company's software revenue, declined 2 percent (5 percent at constant currency) and operating systems software revenue was flat (down 2 percent at constant currency).

       Global Financing revenue decreased 3.2 percent (4 percent at constant currency) in the third quarter to $795 million. Revenue from Enterprise Investments/Other area, which includes industry-specific IT solutions, increased
5.5 percent (1 percent at constant currency).

       In the Americas, third-quarter revenue was $9.0 billion, a decrease of
1.5 percent (flat at constant currency) from the same period last year. Revenue from Europe/Middle East/Africa was $5.7 billion, up 0.6 percent (down 8 percent at constant currency) . Asia-Pacific revenue increased 3.4 percent (2 percent at constant currency) to $4.3 billion. OEM revenue across all geographies was $867 million, a 0.8 percent increase (1 percent at constant currency) compared with the third quarter of 2001.

       The company's total gross profit margin was 36.9 percent in the third quarter of 2002, as compared to 37.6 percent in 2001. The decrease was primarily driven by a lower Global Services margin partially offset by improved margins in Software and Global Financing year-over-year.

       Third-quarter expense and other income was $4.9 billion, down 2.1 percent from the third quarter of 2001. Selling, general and administrative expense and research, development and engineering expense decreased 2.4 percent and 3.1 percent, respectively. Lower intellectual property and custom development income was partially offset by a benefit from other income and expense and lower interest expense.

       The second quarter 2002 Microelectronics and productivity actions are expected to reduce cost and expense by an incremental $900 million, pre-tax, in 2003 as compared to 2002. This year-to-year $900 million improvement may be offset by other events such as the year-to-year impact of reducing the expected return on pension plan assets discussed on page 24. Approximately half of these incremental cost and expense reductions are estimated to benefit the Global Services segment, approximately 25 percent for the Technology segment and approximately 20 percent for the Enterprise Server segment.

       The company's tax rate in the third quarter was 29.5 percent compared with 28.9 percent in the third quarter of 2001.

GLOBAL SERVICES

(Dollars in millions)        Three Months Ended               Nine Months Ended
                                September 30,                   September 30,
                           -----------------------         -----------------------
                             2002            2001            2002            2001
                           -------         -------         -------         -------
Total revenue              $ 8,895         $ 8,682         $25,785         $25,895
Total cost                   6,540           6,214          19,015          18,854
                           -------         -------         -------         -------
Gross profit               $ 2,355         $ 2,468         $ 6,770         $ 7,041
Gross profit margin           26.5%           28.4%           26.3%           27.2%

       Global Services revenue, including maintenance, increased 2.4 percent (flat at constant currency) and was flat (flat at constant currency), respectively, in the third quarter and first nine months of 2002, when compared with the same periods of 2001. Global Services revenue, excluding maintenance, increased 2.3 percent (flat at constant currency) and declined 0.7 percent (flat at constant currency), respectively, for the third quarter and first nine months of 2002 versus comparable periods of last year. Maintenance revenue increased
3.3 percent (1 percent at constant currency) and 1.1 percent (1 percent at constant currency), respectively, for the third quarter and first nine months of 2002 when compared with the same periods in 2001.

       Strategic Outsourcing Services (SO) revenue increased in both the third quarter and first nine months of 2002 versus last year. SO remains attractive to customers in both strong and weak economies as customers focus on cost reductions. Integrated Technology Services (ITS) revenue, excluding maintenance, increased in both the third quarter and first nine months of 2002 versus the same periods last year. These increases were partly due to increased deployments of network hardware. Business Consulting Services (BCS), formerly Business Innovation Services, revenue declined in both the third quarter and first nine months of 2002 versus the same periods in 2001 reflecting the continued industry pressure on consulting services. BCS in the Americas geography, however, had revenue growth for the first time in five quarters.

       The company's third quarter 2002 services signings were $9.0 billion, a 15 percent decline from the second-quarter 2002. The signings for shorter term contracts remained flat sequentially despite a difficult quarter. During the quarter, customers deferred signing longer term contracts mostly due to increased customer internal review and analysis. Backlog estimates are subject to change and are affected by currency assumptions used in the company's plans, changes in the scope of contracts - mainly long-term contracts - and periodic revalidations. The estimated Global Services backlog including SO, BCS, and ITS was $103 billion at the end of the third quarter of 2002, versus $106 billion at the end of the second quarter of 2002.

       Global Services gross profit dollars declined 4.6 percent and 3.9 percent, respectively, for the third quarter and first nine months of 2002 versus the same periods last year. The gross profit margin declined 1.9 percentage points and 0.9 percentage points, respectively, for the third quarter and first nine months of 2002 when compared with year-ago periods. These declines were attributable to market conditions, particularly in the Telecommunications and Financial Sectors, and the consulting and systems integration business. These declines were partially offset by lower labor and parts costs for maintenance.

       The company's purchase of PwC Consulting is a strategic decision that will enable the company to provide superior business value to customers through integration of technology and business process insight. Approximately 1,100 partners joined IBM as a result of the acquisition. The company has mobilized a sizable team to work towards a rapid integration that is targeted for completion in the first quarter of 2003.

       This acquisition may reduce the company's fourth quarter 2002 earnings by up to an estimated $750 million, pre-tax, for items such as transition charges associated with integration and restructuring, as well as one-time compensation costs discussed on page 14. Additionally, approximately 15 percent of this amount relates to ongoing operations including the amortization of intangibles.

HARDWARE

(Dollars in millions)        Three Months Ended               Nine Months Ended
                                September 30,                    September 30,
                           -----------------------         -----------------------
                             2002            2001            2002            2001
                           -------         -------         -------         -------
Total revenue              $ 6,764         $ 6,834         $19,320         $22,564
Total cost                   4,957          4, 997          14,420          15,682
                           -------         -------         -------         -------
Gross profit               $ 1,807         $ 1,837         $ 4,900         $ 6,882
Gross profit margin           26.7%           26.9%           25.4%           30.5%

       Revenue from hardware decreased 1.0 percent (2 percent at constant currency) and 14.4 percent (14 percent at constant currency), respectively, for the third quarter and first nine months of 2002, versus the same periods in 2001.

       Enterprise Systems revenue decreased in both the third quarter and first nine months of 2002 versus the same periods last year. Revenue from Enterprise Systems was again affected by the economic uncertainties and the elongated sales cycle experienced in the first half of 2002. Revenue from zSeries mainframes declined in both the third quarter and first nine months of 2002 versus the same periods of last year. Although revenue declined, the total deliveries of zSeries computing power as measured in MIPS (millions of instructions per second) increased 7 percent in the third quarter of 2002 compared with the third quarter of 2001. Revenue from the pSeries UNIX servers increased in the third quarter and declined for the first nine months of 2002 versus the comparable periods of 2001. The pSeries third quarter revenue growth was driven by high-end pSeries server products. Revenue from iSeries servers decreased in the third quarter and first nine months of 2002 versus year-ago periods due to weak volumes across all products. The xSeries server revenue increased for the third quarter and first nine months of 2002 versus the same periods of 2001 due to growth in sales of high-end xSeries servers.

       In storage, revenue declined in the third quarter and the first nine months of 2002 versus the same periods of last year. The company experienced the same weaknesses in this business consistent with general industry trends. Tape storage products experienced revenue declines in both the third quarter and first nine months of 2002 versus the same periods in 2001. Disk storage revenue increased in the third quarter of 2002 and declined for the first nine months of 2002 versus the comparable periods of 2001. Disk storage prices have fallen significantly from the third quarter of 2001 but stabilized in the third quarter of 2002 versus the second quarter of 2002.

       Personal and Printing Systems revenue decreased in both the third quarter and first nine months of 2002 versus the same periods in 2001 primarily due to lower revenue from personal computers consistent with industry declines . The personal computer revenue decline continues to reflect weakness in demand and continued price pressures. The company continued to improve on executing its strategies for personal computers as plant and field inventories were lower as well as channel inventory and expense declined.

       The Technology segment no longer includes HDDs and is comprised mainly of the company's Microelectronics Division for all periods presented. Technology revenue increased in the third quarter and declined for the first nine months of 2002 versus the comparable periods of

2001. The revenue increase in the third quarter was driven by OEM logic revenue growth. The company executed major actions during the second quarter of 2002 in its Microelectronics business, including a significant reduction in the manufacturing capacity of aluminum-based components and products. The company estimates that such actions will reduce next year's depreciation expense by approximately $140 million. These actions are described fully on pages 7 through 10 and the lower depreciation is included in the savings discussed on page 16. The company is also improving utilization of its copper facilities as the new 300 millimeter plant is in test production and on schedule. The company estimates that the 300 millimeter plant and related capacity will increase next year's depreciation by $240 million.

       Hardware gross profit dollars for the third quarter and first nine months of 2002 decreased 1.6 percent and 28.8 percent, respectively, from comparable periods in 2001. The hardware gross profit margin decreased 0.2 percentage points and 5.1 percentage points, respectively, from the prior year periods. The decrease in gross profit dollars and margins for the first nine months of 2002 was driven by Microelectronics products as well as lower Enterprise Systems margins. In addition, personal computers gross profit margin declined slightly due to a greater percentage of revenue being derived from desktop and low-end mobile products.

SOFTWARE

(Dollars in millions)        Three Months Ended               Nine Months Ended
                                September 30,                    September 30,
                           -----------------------         -----------------------
                             2002            2001            2002            2001
                           -------         -------         -------         -------

Total revenue               $3,110          $3,201          $9,273          $9,155
Total cost                     500             591           1,549           1,705
                            ------          ------          ------          ------
Gross profit                $2,610          $2,610          $7,724          $7,450
Gross profit margin           83.9%           81.5%           83.3%           81.4%

       Revenue from software for the third quarter decreased 2.9 percent (5 percent at constant currency) and increased 1.3 percent (1 percent at constant currency) for the first nine months of 2002 compared with the same periods of 2001. Despite declining revenue, the company expects to gain market share this quarter in an extremely difficult software market. The sales cycles lengthened as a result of longer decision making by customers. In general, the size of the individual software transactions declined. The company's middleware products (which comprise data management, transaction processing, Tivoli systems management, and Lotus Notes messaging and collaboration across both IBM and non-IBM platforms) revenue declined 2 percent (5 percent at constant currency) for the third quarter of 2002 and increased 4 percent (4 percent at constant currency) for the first nine months of 2002 versus the same periods last year. In the third quarter of 2002, WebSphere revenue increased as a result of growth in business integration, portals and application server licenses. This increase was more than offset by lower revenue associated with Tivoli system management products and Lotus products. The increase in revenue for the first nine months of 2002 was primarily driven by the Informix acquisition which occurred in the third quarter of 2001 partially offset by lower revenue from Tivoli and Lotus products.

       Operating systems software revenue was flat (down 2 percent at constant currency) in the third quarter and declined 5 percent (4 percent at constant currency) for the first nine months of 2002, when compared with prior year periods. In the third quarter of 2002, zSeries software products revenue increased and was offset by lower revenue from iSeries software products. The decline in the first nine months revenue was primarily associated with lower sales from iSeries and pSeries software products primarily as a result of lower hardware volumes for these servers.

       Software gross profit dollars were flat for the third quarter of 2002 and increased 3.7 per cent for the first nine months of 2002 versus the same periods in 2001. The gross profit margin improved 2.4 percentage points and 1.9 percentage points, respectively, for the third quarter and first nine months of 2002 compared with the same periods in 2001. The improvements in gross profit dollars and gross profit margins were primarily driven by lower support and services costs.

GLOBAL FINANCING

(Dollars in millions)          Three Months Ended                 Nine Months Ended
                                  September 30,                      September 30,
                             -----------------------           -----------------------
                               2002            2001              2002            2001
                             -------         -------           -------         -------
Total revenue                $  795           $  822           $2,403           $2,499
Total cost                      348              403            1,044            1,279
                             -------         -------           -------         -------
Gross profit                 $  447           $  419           $1,359           $1,220
Gross profit margin            56.2%            51.0%            56.5%            48.8%

       Global Financing revenue decreased 3.2 percent (4 percent at constant currency) and 3.8 percent (3 percent at constant currency), respectively, for the third quarter and first nine months of 2002, when compared with the same periods of 2001. The decreases in revenue were primarily driven by a declining asset base and lower interest rates. The declining asset base was due to declines in financing originations.

       For the three months ended September 30, 2002, the company originated financings of $8.2 billion, a 5.8 percent decrease from $8.7 billion in the second quarter of 2002. The decrease in financings was due to decreases in demand for IT equipment caused by the current economic environment.

       Global Financing gross profit dollars increased 6.7 percent and 11.4 percent, respectively, for the third quarter and first nine months of 2002, versus the same periods last year. The gross profit margins improved 5.2 percentage points and 7.7 percentage points, respectively, for the third quarter and first nine months of 2002 compared with the same periods of 2001. These increases were primarily driven by improved yields.

ENTERPRISE INVESTMENTS/OTHER

(Dollars in millions)          Three Months Ended                 Nine Months Ended
                                  September 30,                      September 30,
                             -----------------------           -----------------------
                               2002            2001              2002            2001
                             -------         -------           -------         -------
Total revenue                 $257            $244              $721            $813
Total cost                     153             144               381             450
                              ----            ----              ----            ----
Gross profit                  $104            $100              $340            $363
Gross profit margin           40.2%           40.8%             47.2%           44.6%

       Revenue from Enterprise Investments/Other increased 5.5 percent (1 percent at constant currency) and decreased 11.4 percent (11 percent at constant currency), respectively, for the third quarter and first nine months of 2002, versus comparable periods in 2001. The increase in third quarter revenue was primarily driven by Computer Aided Three-Dimensional Interactive Applications (CATIA) products partially offset by lower revenue associated with document processors. The revenue decline for the first nine months of 2002 was primarily driven by lower revenue from document processors partially offset by increased revenue from CATIA products.

       The Enterprise Investments/Other gross profit dollars increased 3.0 percent and declined 6.3 percent, respectively, in the third quarter and first nine months of 2002 versus the prior-year periods. The gross profit margin declined 0.6 percentage points and increased 2.6 percentage points, respectively, for the third quarter and first nine months of 2002 versus the same periods in 2001. CATIA gross margin percentages are generally higher than the gross margin percentages of document processors. The gross margin dollar and percentage trends described above are directly correlated to the mix of CATIA volumes versus document processor product volumes cited in the previous paragraph.

EXPENSE AND OTHER INCOME

(Dollars in millions)                          Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                            -------------------------         -------------------------
                                              2002             2001             2002             2001
                                            --------         --------         --------         --------
Selling, general and administrative         $  3,987         $  4,085         $ 13,298         $ 12,350
Percentage of revenue                           20.1%            20.6%            23.1%            20.3%

Research, development and engineering          1,213            1,252            3,546            3,745
Percentage of revenue                            6.1%             6.3%             6.2%             6.1%

Intellectual property and custom
 development income                             (232)            (393)            (771)          (1,012)
Other (income) and expense                       (83)              29              111             (164)
Interest expense                                  34               53               97              181
                                            --------         --------         --------         --------
Total expense and other income              $  4,919         $  5,026         $ 16,281         $ 15,100
Percentage of revenue                           24.8%            25.4%            28.3%            24.8%

       SG&A expense decreased 2.4 percent and increased 7.7 percent, respectively, in the third quarter and first nine months of 2002 versus the same periods in 2001.

       The decrease in SG&A expense in the third quarter was driven by a decline in workforce rebalancing expense of $89 million to $16 million versus the third quarter of 2001. In addition, the benefit of the new goodwill accounting rule lowered expense by $63 million in the third quarter of 2002 versus the third quarter of 2001. These declines were partially offset by an increase in the provision for doubtful accounts of $79 million to $181 million in the third quarter of 2002 versus the same period last year. The increase is reflective of the challenges faced by certain customers in today's economic environment, especially those in the telecommunications sector. The company also continues to benefit from the company's continuing e-business transformation and productivity enhancements.

       The first nine months of 2002 increase in SG&A expense was primarily due to the Microelectronics and productivity actions taken in the second quarter of 2002 amounting to $1,250 million. These actions are described on pages 7 through
10. In addition, the provision for doubtful accounts increased $182 million to $483 million versus the same period last year. These increases were partially offset by the benefit of the new goodwill accounting rule of $196 million. The company also continues to benefit from the company's continuing e-business transformation and productivity enhancements.

       Research, development and engineering (RD&E) expense decreased 3.1 percent and 5.3 percent, respectively, for the third quarter and first nine months of 2002, when compared with the same periods of 2001. These declines in RD&E expense were driven primarily by savings associated with the second quarter 2002 productivity actions and a focus on discretionary spending.

       Intellectual property and custom development income decreased 41.4 percent and 23.8 percent, respectively, for the third quarter and first nine months of 2002 versus the same periods of 2001.

(Dollars in millions)                   Three Months Ended               Nine Months Ended
                                           September 30,                   September 30,
                                      ----------------------          ----------------------
                                       2002            2001            2002            2001
                                      ------          ------          ------          ------
Sales and other transfers of
   intellectual property              $   77          $  213          $  334          $  426
Licensing/royalty-based fees              99             113             262             360
Custom development income                 56              67             175             226
                                      ------          ------          ------          ------
Total                                 $  232          $  393          $  771          $1,012

       Sales and other transfers of intellectual property can vary period to period. These transactions often require an extended period of negotiations and contract/license drafting and administration prior to finalization and recognition in the financial statements. The decrease in third quarter 2002 as well as the first nine months of 2002 versus the same periods in 2001, was primarily due to a greater number of larger dollar Sales and other transfers during the prior year periods. The amount of income from licensing/royalty-based fee transactions has been declining and this trend may continue.

       Third quarter 2002 Other (income) and expense was income of $83 million as compared with expense of $29 million in the third quarter 2001. This change was primarily a result of a decline in equity write-downs of $146 million to $10 million and an increase in net gains from certain real estate activities of $44 million (primarily a land sale in Japan) to $53 million. These benefits were partially offset by a decline in foreign currency transaction gains of $31 million to $15 million and a decline in interest income of $14 million to $27 million versus the same period of 2001. The first nine months of 2002 Other (income) and expense was an expense of $111 million versus a benefit to expense of $164 million in the first nine months of 2001. This change was primarily driven by increased expense of $523 million due to the Microelectronics and productivity actions taken in the second quarter of 2002, partially offset by a $242 million change in net realized gains/(losses) from sales and other temporary declines in market value of securities and other investments from a charge of $240 million in the first nine months of 2001 to a gain of $2 million in the 2002 comparable period.

       Interest expense excluding interest classified as Cost of Financing in the Consolidated Statement of Earnings declined 36.3 percent and 46.5 percent, respectively, for the third quarter and first nine months of 2002, when compared with the same periods in 2001. These declines were a result of reduced levels of debt and lower interest rates.

       Interest on total borrowings of the company and its subsidiaries, which includes Global Financing interest classified as Cost of Financing in the Consolidated Statement of Earnings was $208 million and $626 million for the third quarter and first nine months of 2002, respectively. Of these amounts, the company capitalized $13 million for the third quarter and $32 million for the first nine months of 2002.

       The following table provides the continuing operations pre-tax (income)/cost for retirement-related plans for the third quarter of 2002 and 2001 and the first nine months of 2002 and 2001. (Income)/cost amounts are included as a reduction from/addition to, respectively, the company's cost and expense amounts on the Consolidated Statement of Earnings.

Retirement-Related Benefits

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                             ----------------------          ----------------------
(Dollars in millions)                         2002            2001            2002            2001
                                             ------          ------          ------          ------

Total retirement-related plans--
 (income)/cost                               $ (73)          $(167)          $(173)          $(425)
                                             =====           =====           =====           =====
Comprise:
   Defined benefit and contribution
     pension plans                            (166)           (267)           (449)           (726)
   Nonpension postretirement
     retirement benefits                        93             100             276             301

       Included in the amounts above, the company realized income of approximately $282 million and $359 million due to the funded status of its defined benefits pension plans for the quarter ended September 30, 2002 and 2001, respectively. The comparable amount for the first nine months of 2002 and 2001 was income of approximately $838 million and $1,081 million, respectively. The declines in the income were primarily a result of the change in the expected long-term rate of return on plan assets from 10 percent to 9.5 percent for the U.S. plan and similar changes made for certain non-U.S. Plans, as discussed below.

       At the beginning of 2002, the company reduced its expected long-term rate of return on the IBM Personal Pension Plan (PPP) assets assumption from 10.0 percent to 9.5 percent. This change and the impact of 2002 changes in the expected long-term rate of return on plan assets for certain non-U.S. Plans is expected to reduce 2002 full year net retirement plan income by approximately pre-tax $350 million.

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

       Future effects of retirement-related plans on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance. However, given the current market trends and historical trends, the company expects to reduce its expected U.S. long-term return assumption for 2003 to between 8 percent and 8.5 percent depending upon fourth quarter market performance and future market outlook at year end. This change along with other actuarial assumption changes will reduce pre-tax income by an estimated $700 million in 2003. In addition, as a result of the stock markets' downturn in 2002 and the corresponding drop in value of the PPP's assets, the company expects to start contributing to the PPP. As of quarter-end, the company's working assumption is that it would contribute $1.5 billion to the PPP. Outside the U.S., the company is planning to make contributions similar to levels it has made in the past few years. The company's funding plans are not final and are dependent on market conditions and other factors.

       The company's effective tax rate on continuing operations for the third quarter of 2002 was 29.5 percent versus 28.9 percent for the same period in 2001. The effective tax rate on continuing operations for the first nine months of 2002 was 28.9 percent versus 29.0 percent for the comparable period in 2001. The 2002 year-to-date effective tax rate was lower than the 2002 third quarter rate as a result of the tax effect of the second quarter Microelectronics actions. The company's effective tax rate may change period to period based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies. In the normal course of business, the company expects that the effective tax rate will approximate 30 percent.

RESULTS OF DISCONTINUED OPERATIONS

       See pages 6 and 7 for a discussion of the company's divestiture of the HDD business. Revenue from discontinued operations decreased 22.9 percent to $498 million and decreased 33.9 percent to $1,398 million for the third quarter and first nine months of 2002, respectively, when compared with the same periods of 2001. The decreases were primarily due to volume declines in the desktop and server categories as well as general industry price declines across all product lines.

       The loss from discontinued operations in the third-quarter 2002 was $381 million as compared with a loss of $118 million in the third quarter of 2001. Included in the third-quarter 2002 loss was the operational loss due to lower volumes and average selling price of the HDD products and approximately $107 million, net of tax, of additional estimated loss on disposal of the HDD business. The change in the estimated loss on disposal versus the previous quarter's estimate was primarily driven by the inclusion of additional HDD related fixed assets in the scope of the sale as well as HDD capital additions made by the company in the ordinary course of business. Consistent with the terms of the sale agreement, as amended, the company will not receive any additional consideration for these assets.

       The loss from discontinued operations for the first nine months of 2002 was $862 million versus $191 million for the first nine months of 2001. Included in the 2002 nine month loss was the operational loss due to lower volumes and average selling price of the HDD products, approximately $135 million, net of tax, of an estimated loss on disposal of the HDD business, a $191 million, net of tax, increase for inventory write-offs as compared to the first nine months of 2001, a $114 million, net of tax, increase for certain actions taken by the company in the second quarter of 2002, and $89 million, net of tax, of increases in warranty costs as compared to the first nine months of 2001. The increase in inventory write-offs was especially pronounced for the older products after the Hitachi transaction was announced and led the company to a strategic decision to cease reworking and selling efforts for some of the company's older HDD products. The written off inventory is expected to be physically disposed of prior to closing.

       The second quarter actions primarily include charges for the abandonment and associated removal costs for machinery, equipment and tooling that are no longer needed by the company and will not be purchased by Hitachi.

       The discontinued operations effective tax rate for the third quarter of 2002 was 12.4 percent versus 18.1 percent for the same period in 2001. The discontinued operations effective tax rate for the first nine months of 2002 was
24.1 percent versus 5.4 percent for the comparable period in 2001. The discontinued operations effective tax rate is primarily dependent on the mix of losses in countries with low tax rates.

FINANCIAL CONDITION

       Investments included expenditures for continuing operations of $3,967 million for Research, development and engineering, including software development that was capitalized on the Consolidated Statement of Financial Position and $3,450 million for Plant, rental machines and other property. In addition, the company repurchased $4,138 million of its common shares. The company had $5,222 million in Cash and cash equivalents and Marketable securities at September 30, 2002.

CASH FLOW

(Dollars in millions)                                                    Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                       2002              2001
                                                                     -------           -------
Net cash provided from (used in):
  Operating activities                                               $ 9,415           $ 9,065
  Investing activities                                                (3,304)           (4,904)
  Financing activities                                                (6,731)           (4,148)
Effect of exchange rate changes on cash
  and cash equivalents                                                    94               (32)
Net cash flow (used in)/provided by discontinued operations             (588)              171
                                                                     -------           -------
Net change in cash and cash equivalents                              $(1,114)          $   152
                                                                     =======           =======

       Cash flows from operating activities in the first nine months of 2002 increased $350 million from the comparable 2001 period. This primarily resulted from the monetizing of interest rate swaps associated with the company's debt portfolio, in response to recent interest rate market dynamics. This transaction had no impact on 2002 net income. This increase was partially offset by payments associated with the second quarter Microelectronics and productivity actions.

       Cash flows used in investing activities decreased $1,600 million from the comparable 2001 period. The decrease primarily resulted from lower capital spending. In addition, the company acquired the database software business of the Informix Corporation during the third quarter of 2001.

       Cash flows used in financing activities in the first nine months of 2002 increased $2,583 million from the comparable 2001 period due primarily to a decrease in debt financing.

WORKING CAPITAL


(Dollars in millions)            At September 30,          At December 31,
                                       2002                     2001
                                     -------                  -------
Current assets                       $37,316                  $42,461
Current liabilities                   30,239                   35,119
                                     -------                  -------
  Working capital                    $ 7,077                  $ 7,342

Current ratio                         1.23:1                   1.21:1

       Current assets decreased $5,145 million from year-end 2001 primarily due to decreases of $1,171 million in Cash and cash equivalents and Marketable securities, $2,814 million in Accounts receivable ($2,200 million in Short-term financing receivables, $652 million in Notes and accounts receivable and an increase of $38 million in Other accounts receivable), $880 million in Inventories, $154 million in Prepaid expenses and other current assets, $87 million in Deferred taxes and $39 million in Intangible assets.
The net decrease in Cash and cash equivalents and Marketable securities, as compared with year-end 2001, was primarily due to the reduction of debt (primarily non-global financing debt), payments associated with the second-quarter productivity actions, partially offset by the monetizing of interest rate swaps. The decline in accounts receivable was attributable to lower revenue volumes in the first nine months of 2002 and an increase in collections of its accounts receivable balances. Current liabilities decreased $4,880 million from year-end 2001 with declines of $3,217 million in Short-term debt and $811 million in Taxes payable, which decline is consistent with prior year's trends.

INVESTMENTS

       During the first nine months of 2002, the company invested $3,450 million in Plant, rental machines and other property, a decrease of $706 million from the comparable 2001 period. The company invested in its services business, primarily from the acquisition of capital assets associated with the management of customers' information technology through its Outsourcing Services business, as well as in manufacturing capacity for the 300 mm copper chip-making facilities in Microelectronics.

       In addition to software development expense included in Research, development and engineering expense, the company capitalized $420 million of software costs from continuing operations during the first nine months of 2002, a decrease of $66 million from the comparable period in 2001. Amortization of capitalized software costs from continuing operations was $506 million during the first nine months of 2002, an increase of $50 million from the comparable 2001 period.

       Investments and sundry assets were $17,289 million at September 30, 2002, an increase of $1,821 million from year-end 2001 primarily due to increased pension assets.

       On April 30, 2002, the Board of Directors increased the authorized amount of IBM common shares that the company may repurchase in the open market by an additional $3.5 billion. The company's total remaining authorized amount as of September 30, 2002 is $3,938 million of IBM common shares.

DEBT AND EQUITY

       The company's debt level of $25,744 million is almost entirely (94 percent) the result of the company's Global Financing business. The Global Financing business provides financing primarily to the company's customers and business partners. Using the typical financing business model, Global Financing funds its operations primarily through borrowings. It uses a debt to equity ratio of approximately 7 to 1. Global Financing generates income by charging its customers a higher interest rate than the interest expense on its borrowings.

GLOBAL FINANCING ASSETS AND DEBT
(DOLLARS IN MILLIONS)


                              Global Financing          Global Financing
                                   Assets                      Debt
                                 ---------                 ------------
           1993                   $30,448                   $21,131
           1994                    28,670                    19,164
           1995                    28,846                    19,722
           1996                    31,793                    20,627
           1997                    35,444                    23,824
           1998                    40,109                    27,754
           1999                    39,686                    26,799
           2000                    40,822                    27,514
           2001                    36,670                    25,545
           2002*                   33,497                    24,123


* As of September 30, 2002.


       The company's operations are essentially self-funding except for the company's Global Financing business which leverages assets.

       The company's funding requirements are continually monitored and strategies are executed to manage the company's overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed. The company's total debt decreased $1,407 million from year end 2001 to $25,744 million at September 30, 2002. Based upon the company's two different capital structures as previously discussed in this section, the analysis of this change and certain ratios are discussed below on both a Global Financing and a non-global financing basis.

GLOBAL FINANCING

(Dollars in millions)             At September 30,       At December 31,
                                        2002                  2001
                                      -------               -------
Cash                                  $ 1,182               $   785
Financing assets (1)(2)                29,409                32,906
Other assets                            2,906                 2,979
                                      -------               -------
Total assets                          $33,497               $36,670

Debt *                                 24,123                25,545

Equity                                  3,550                 3,756

Debt/Equity                               6.8x                  6.8x

* Global Financing debt includes debt of the company and of Global Financing units that support the Global Financing business.

(1) Financing assets are net of an allowance for receivable losses of $959 million at September 30, 2002 and $691 million at December 31, 2001. The reserve coverage at September 30, 2002 was 3.7 percent versus 2.4 percent at December 31, 2001. The increase in coverage was due to increased provisions for specific accounts.

(2) Financing assets include residual values of $1,030 million at September 30, 2002 and $1,125 million at December 31, 2001. The decrease in residual values was consistent with the overall decline in leased assets caused by the current economic environment.

       The Global Financing segment is a financial services business and is, therefore, more debt dependent than the company's other businesses. In the third quarter of 2002, the Global Financing debt to equity ratio was 6.8x, which is within management's acceptable target range.

NON-GLOBAL FINANCING

(Dollars in millions)             At September 30,       At December 31,
                                        2002                  2001
                                      -------               -------
Debt*                                 $ 1,621               $ 1,606

Debt/Capitalization                       8.0%                  7.5%

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing table above.

       The non-global financing debt/capitalization ratio may rise in fourth-quarter 2002 due, in part, to potential transactions discussed in the liquidity section on pages 30 and 31. The company expects this ratio to return to current levels over time.

       Global Financing provides financing predominately for the company's external customers but also provides financing for the company including the funding to support the Global Services business' long-term customer services contracts. All of these financing arrangements are at arms-length rates based upon market conditions. The company manages and measures the

Global Financing business as if it approximates a stand-alone business that includes both the external financing and company financing described above. Accordingly, the Global Financing debt above and Global Financing Cost of global financing below support both of these Global Financing activities.

       All intercompany transactions are eliminated in the Consolidated Statement of Earnings and therefore, the financing revenue associated with the financing provided by Global Financing to the company is eliminated in consolidation. Accordingly, the interest expense from the company's external borrowings that supports such financing revenue is classified in the Interest expense caption of the Consolidated Statement of Earnings as opposed to the Cost of global financing caption. The reconciliation of these amounts is as follows:

(Dollars in millions)
                             Global      Non-Global                 Consolidated
                           Financing     Financing    Eliminations    Results
                           ---------     ---------    ------------    -------
Three Months 2002
  Cost of financing          $194            --          $(33)          $161
  Interest expense             --          $  1            33             34
Nine Months 2002
  Cost of financing          $593            --          $(96)          $497
  Interest expense             --          $  1            96             97

       Stockholders' equity decreased $1,522 million from December 31, 2001, primarily due to the company's ongoing stock repurchase program. A review of the company's debt and equity should also consider other contractual obligations and commitments. These amounts are summarized in one table below to facilitate a reader's review.

CONTRACTUAL OBLIGATIONS

                                                            Payments Due In
                           Balance as      ---------------------------------------------------
(Dollars in millions)      of 9/30/02       2002         2003-04       2005-06      After 2006
                           ----------      -------       -------       -------      ----------
Long-term debt               $20,336*      $ 3,759       $ 5,831       $ 4,916       $ 5,830
Lease commitments              4,923           321         2,043         1,110         1,449

COMMITMENTS

                                                          Amounts Expiring In
                           Balance as      ---------------------------------------------------
(Dollars in millions)      of 9/30/02       2002         2003-04       2005-06      After 2006
                           ----------      -------       -------       -------      ----------
Unused lines of credit       $ 3,766       $ 2,624       $   811       $   144       $   187
Other commitments                254            38           176            40            --
Financial guarantees              73            24            49            --            --

* Excludes net unamortized discount and SFAS No. 133 fair value adjustments.

LIQUIDITY

       The company maintains a global credit facility totaling $12.0 billion in committed credit lines, including an $8.0 billion five-year facility (which expires May 30, 2006) and a $4.0 billion 364-day facility (which expires May 30, 2003), as part of its ongoing efforts to ensure appropriate levels of liquidity. As of September 30, 2002, amounts unused and available under these facilities were $11,844 million. In addition, at September 30, 2002, the company had in place other lines of credit, most of which were uncommitted, of $8,405 million. The amount unused and available under these primarily uncommitted facilities at September 30, 2002, was $6,074 million.

       The company expects to receive the initial proceeds from the HDD transaction of over $1.0 billion, subject to regulatory approval, in the fourth quarter of 2002. The company disbursed approximately $2.9 billion in cash for the PwC Consulting business in the fourth quarter of 2002. In addition, the company is considering starting to fund the PPP as discussed on page 24. The company expects to manage the excess cash outflows over inflows for these events, and to the extent that the timing of these cash receipts and disbursements do not coincide, by temporarily increasing non-global financing borrowings.

       The major rating agencies' ratings of the company's debt securities at September 30, 2002, appear in the table below and remain unchanged from December 31, 2001.

                                 Standard          Moody's
                                    And          Investors
                                  Poor's          Service           Fitch,Inc.
                                  ------          -------           ----------

Senior long-term debt               A+               A1                  AA-
Commercial paper                   A-1            Prime-1               F-1+


CURRENCY RATE FLUCTUATIONS

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company's results. At September 30, 2002, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2001. The currency rate changes had a favorable effect on revenue growth of approximately 2 percentage points in the third quarter of 2002 and an unfavorable effect on revenue growth of approximately 3 percentage points in the third quarter of 2001.

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

ITEM 4.  CONTROLS AND PROCEDURES

       Based on their evaluation of the company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

       There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

       The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the company's independent accountants during the period covered by this report.

ITEM 6(a). EXHIBITS

EXHIBIT NUMBER

       3      The By-laws of IBM as amended through September 1, 2002.

       11     Statement re: computation of per share earnings.

       12     Statement re: computation of ratios.

       99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).  REPORTS ON FORM 8-K

       The company filed a Form 8-K on July 1, 2002, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Selling Agent Agreement dated June 28, 2002, among International Business Machines Corporation, ABN AMRO Financial Services, Inc., A.G. Edwards & Sons, Inc., Edward Jones & Co., L.P., Fidelity Capital Markets, a division of National Financial Services LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Prudential Securities, Salomon Smith Barney Inc., Charles Schwab & Co., Inc., and UBS PaineWebber Inc. In addition, the Form of Master Note and the resolution of the IBM Board of Directors dated April 30, 2002 were also filed. No financial statements were filed with this Form 8-K.

       The company filed a Form 8-K on July 9, 2002, publishing quarterly consolidated financial results for 2001 and the first quarter of 2002 as a result of the company's decision to sell its disk drive operations to Hitachi, Ltd. which under generally accepted accounting principles will be accounted for as discontinued operations. These financial results from prior periods were presented to conform with this accounting treatment. In addition, segment pre-tax income from continuing operations results were provided for the same periods in this Form 8-K.

       The company filed a Form 8-K on July 17, 2002, with respect to the company's financial results for the periods ended June 30, 2002, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended June 30, 2002. In addition, IBM's Chief Financial Officer, John R. Joyce's second-quarter earnings presentation to security analysts on Wednesday, July 17, 2002, was filed as Attachment II of the Form 8-K.

       The company filed a Form 8-K on July 30, 2002, with respect to the company's press release dated July 30, 2002, regarding a definitive agreement between IBM and PricewaterhouseCoopers, whereby IBM will acquire PricewaterhouseCoopers' global business consulting and technology services unit for approximately $3.5 billion in cash and stock. No financial statements were filed with this 8-K.

       The company filed a Form 8-K on August 13, 2002, submitting the Statements under Oath of the Principal Executive Office and the Principal Financial Officer in accordance with the Securities and Exchange Commission's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934.

       The company filed a Form 8-K on August 28, 2002, publishing consolidated financial earnings results for 2001 through 1997 as a result of the company's decision to sell its disk drive operations to Hitachi, Ltd. which under generally accepted accounting principles will be accounted for as discontinued operations. These financial results from prior periods were presented to conform with this accounting treatment. In addition, the Computation of Ratio of Income from Continuing Operations to Fixed Charges is also presented for the same periods in this Form 8-K.

       The company filed a Form 8-K on September 9, 2002, to incorporate by reference into Registration Statement No. 333-37034 on Form S-3, effective June 20, 2000, the Underwriting Agreement dated September 5, 2002, among International Business Machines Corporation,

Deutsche Bank Securities Inc., Banc Of America Securities LLC, Banc One Capital Markets, Inc. and Salomon Smith Barney Inc. In addition, the Form of $1,100,000,000 Floating Notes due 2004 was also filed. The Underwriting Agreement dated September 5, 2002, among International Business Machines Corporation, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, ABN AMRO Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein - Grantchester, Inc., Goldman Sachs & Co., HSBC Securities (USA) Inc., ING Financial Markets LLC, Lehman Brothers Inc., The Royal Bank of Scotland plc, Salomon Smith Barney Inc., UBS Warburg LLC, Utendahl Capital Partners, L.P. and The Williams Capital Group, L.P. was also filed along with the Form of $600,000,000 4.25 percent Notes due 2009 in this Form 8-K.


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


                                     International Business Machines Corporation
                                     -------------------------------------------
                                                   (Registrant)

Date: November 4, 2002
----------------------

                                     By:

                                          /s/       Robert F. Woods
                                          ---------------------------------
                                                  Robert F. Woods
                                            Vice President and Controller

       CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Samuel J. Palmisano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Business Machines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 23, 2002

By: /s/ Samuel J. Palmisano
    -----------------------
    Samuel J. Palmisano
    President and Chief
    Executive Officer

       CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, John R. Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Business Machines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 23, 2002

By:  /s/ John R Joyce
     -----------------------
         John R. Joyce
      Senior Vice President,
     Chief Financial Officer