Form 10-K
period 2002-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2003-03-10
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2002

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 28, 2003	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,726,322,381	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
6.45% Notes due 2007		New York Stock Exchange
5.375% Notes due 2009		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2003 was $134.6 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2002 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement dated March 10, 2003 into Part III of Form 10-K.

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

        Organizationally, the company's major operations comprise a Global Services segment; three hardware product segments—Systems Group, Personal Systems Group and Technology Group; a Software segment; a Global Financing segment and an Enterprise Investments segment. The segments are determined based on several factors, including customer base, homogeneity of products, technology and delivery channels.

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

        The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 2002 the company signed contracts totaling $53 billion, which contributed to a services backlog at December 31, 2002 of $112 billion, compared with $102 billion at the end of 2001.

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

        The company operates in more than 160 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation.

        The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the company's independent accountants during the period covered by this report.

        The following information is included in IBM's 2002 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—Pages 100 to 104.

        Financial information by geographic areas—Page 104.

        Amount spent during each of the last three years on research and development activities—Page 90.

        Financial information regarding environmental activities—Page 87.

        The number of persons employed by the registrant—Page 60.

        The management discussion overview—Pages 43 and 44.

        Available information—Page 107.

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

Item 2. Properties:

        At December 31, 2002, IBM's manufacturing and development facilities in the United States had aggregate floor space of 34 million square feet, of which 23 million was owned and 11 million was leased. Of these amounts, 4 million square feet was vacant and 2 million square feet was being leased to non-IBM businesses. Similar facilities in 16 other countries totaled 15 million square feet, of which 10 million was owned and 5 million was leased. Of these amounts, 1 million square feet was vacant and 2 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand. For additional information on expenditures for plant, rental machines and other property, refer to "Investments" on pages 56 of IBM's 2002 Annual Report to Stockholders which is incorporated herein by reference.

Executive Officers of the Registrant (at March 10, 2003):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer
Samuel J. Palmisano	51	1997
Senior Vice Presidents:
Nicholas M. Donofrio, Group Executive	57	1995
Douglas T. Elix, Group Executive	54	1999
J. Bruce Harreld, Strategy	52	1995
Paul M. Horn, Research	56	1996
Jon C. Iwata, Communications	40	2002
John R. Joyce, Chief Financial Officer	49	1999
John E. Kelly III, Group Executive	49	2000
Abby F. Kohnstamm, Marketing	49	1998
J. Michael Lawrie, Group Executive	49	2001
Edward M. Lineen, General Counsel	62	2002
Mark Loughridge, Group Executive	49	1998
J. Randall MacDonald, Human Resources	54	2000
Steven A. Mills, Group Executive	51	2000
Robert W. Moffat, Jr., Group Executive	46	2002
Linda S. Sanford, Group Executive	50	2000
Stephen M. Ward, Jr., Group Executive	47	2003
William M. Zeitler, Group Executive	55	2000
Vice Presidents:
Daniel E. O'Donnell, Secretary	55	1998
Jesse J. Greene, Jr., Treasurer	57	2002
Robert F. Woods, Controller	47	2000

(1)
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of J. Randall MacDonald and Jesse J. Greene, Jr. have been an executive of IBM or its subsidiaries during the past five years.

        Mr. MacDonald was with GTE (now Verizon Communications), a telecommunications company, as executive vice president of human resources and administration until joining IBM in 2000. He was with GTE for 17 years holding positions of increasing responsibility. Before joining GTE, Mr. MacDonald held human resources positions at Ingersoll-Rand Corporation and Sterling Drug, Inc.

        Mr. Greene was with Compaq Computer Corporation (now a part of Hewlett-Packard Company), a computer company, as Senior Vice President and Chief Financial Officer until joining IBM in 2002. He was with Compaq for two years. Before joining Compaq, Mr. Greene served as Corporate Senior Vice President and Director of Business Strategy and Information Technology at Eastman Kodak Company. During six years at Kodak, Mr. Greene held a number of financial positions including Vice President of Finance and Treasurer. Before joining Kodak, Mr. Greene spent 23 years at IBM in a variety of financial positions including Assistant Treasurer.

Item 3. Legal Proceedings:

        Refer to note O "Contingencies and Commitments" on page 88 of IBM's 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters:

        Refer to pages 106 and 107 of IBM's 2002 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 680,296 common stockholders of record at February 28, 2003.

Item 6. Selected Financial Data:

        Refer to pages 105 and 106 of IBM's 2002 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 43 through 63 of IBM's 2002 Annual Report to Stockholders which are incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks:

        Refer to the section titled "Market Risk" on pages 58 and 59 of IBM'S 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to page 42 and 64 through 104 of IBM's 2002 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant:

        Refer to pages 5 through 7 of IBM's definitive Proxy Statement dated March 10 2003, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

Item 11. Executive Compensation:

        Refer to pages 12 through 21 of IBM's definitive Proxy Statement dated March 10, 2003, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the section titled "Ownership of Securities" appearing on pages 10 and 11 of IBM's definitive Proxy Statement dated March 10, 2003, which is incorporated herein by reference. Also refer to the section titled "Equity Compensation Plan Information" appearing on page 25 and 26 of IBM's definitive Proxy Statement dated March 10, 2003, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions:

        Refer to the section entitled "Other Relationships" appearing on page 9 of IBM's definitive Proxy Statement dated March 10, 2003, which is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

  (a)
  The following documents are filed as part of this report:
  1.
  Financial statements from IBM's 2002 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Accountants (page 42).

      Consolidated Statement of Earnings for the years ended December 31, 2002, 2001 and 2000 (page 64).

      Consolidated Statement of Financial Position at December 31, 2002 and 2001 (page 65).

      Consolidated Statement of Stockholders' Equity at December 31, 2002, 2001 and 2000 (pages 66 through 68).

      Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 (page 69).

      Notes to Consolidated Financial Statements (pages 70 through 104).

    2.
    Financial statement schedules required to be filed by Item 8 of this Form:
Page	Schedule Number
13		Report of Independent Accountants on Financial Statement Schedule.
14		Report of Independent Auditors.
S-1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the consolidated financial statements or the notes thereto.

    3.
    Exhibits:

    Included in this Form 10-K:

12	—	Computation of Ratio of Earnings From Continuing Operations to Fixed Charges and Earnings From Continuing Operations to Combined Fixed Charges and Preferred Stock Dividends.
13	—	IBM's 2002 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
21	—	Parents and Subsidiaries.
23.1	—	Consent of Independent Accountants.
23.2	—	Consent of Independent Auditors.
24.1	—	Powers of Attorney.
24.2	—	Certified Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney.
99.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Not included in this Form 10-K:

—	The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference.
—	The By-laws of IBM as amended through January 1, 2003, is Attachment III, Exhibit 99.3 to Form 8-K dated January 16, 2003, and is hereby incorporated by reference.
—	The IBM 2001 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-87708 on Form S-8, filed on May 7, 2002, and is hereby incorporated by reference.
—	The IBM 1999 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference.
—	The IBM 1997 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.
—
The IBM PwCC Acquisition Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-102872 on Form S-8, filed on January 31, 2003, and is hereby incorporated by reference.
—	Board of Directors compensatory plans, as described under "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference.
—	IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.
—	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
—	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference.
—	The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference.
—	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
—	The IBM 2000 Employees Stock Purchase Plan, as set forth in Exhibit A of IBM's definitive Proxy Statement dated March 13, 2000, and is hereby incorporated by reference.
—	The Employment Agreement for L. V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference.
—	Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of January 1, 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.

—
Second Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of November 17, 1997, is Exhibit VI to Form 10-K for the year ended December 31, 1997, and is hereby incorporated by reference.
—	Third Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of January 29, 2002, is Exhibit 10 to Form 10-Q dated May 15, 2002, and is hereby incorporated by reference.
—
The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.
—
The instruments defining the rights of holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.
—
The instruments defining the rights of holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.
—	The instrument defining the rights of holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
—
The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
—	IBM's definitive Proxy Statement dated March 10, 2003, certain sections of which have been incorporated herein by reference.
  (b)
  Reports on Form 8-K:

        The company filed Form 8-K on October 16, 2002, with respect to the company's financial results for the periods ended September 30, 2002, and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended September 30, 2002. In addition, IBM's Chief Financial Officer John R. Joyce's third quarter earnings presentation to securities analysts on Wednesday, October 16, 2002, was filed as Attachment II of the Form 8-K.

        The company filed Form 8-K on October 29, 2002, announcing that Samuel J. Palmisano had been elected chairman of the board, effective January 1, 2003, succeeding Louis V. Gerstner, Jr. No financial statements were filed with this Form 8-K.

        The company filed Form 8-K on November 4. 2002, publishing its 2001 financial statements as a result of the company's decision to sell its disk drive operations to Hitachi, Ltd., which under generally accepted accounting principles will be accounted for as discontinued operations. The following financial statements and exhibits were filed with this Form 8-K.

  1.
  IBM's audited financial statements and accompanying notes, and the management discussion for 2001, 2000 and 1999 reclassified to reflect the company's continuing and discontinued operations.

  2.
  Computation of Ratio of Income from Continuing Operations to Fixed Charges for the years 2001 through 1997.

  3.
  Consent of Independent Accountants.

        The company filed Form 8-K on November 14, 2002, with respect to certain remarks delivered by IBM's Chief Financial Officer, John R. Joyce, at IBM's Fall 2002 Securities Analysts meeting on Wednesday, November 13, 2002. Also filed were charts from the presentations by John R. Joyce, Ginny Rometty GM, IBM Business Consulting Services and Dr. John E. Kelly III, Senior Vice President and Group Executive, Technology Group. No financial statements were filed with this Form 8-K.

        The company filed Form 8-K/A on November 26, 2002, to amend page 3 of its Current Report on Form 8-K, dated November 20, 2002, due to inadvertent submission of the date thereof. The registrant also amended item 7 of its Current Report on Form 8-K dated November 20, 2002, due to the inadvertent failure to mention inclusion of Exhibit 3 thereto. No financial statements were filed with this Form 8-K.

        The company filed Form 8-K on November 26, 2002, to incorporate by reference into Registration Statement No 333-37034 on Form S-3, effective June 20, 2000, the following documents:

  1.
  Underwriting Agreement dated November 20, 2002, among International Business Machines Corporation, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., ABN AMRO Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Banca IMI S.p.A., Banca Nazionale del Lavoro S.p.A., Barclays Capital Inc., Bayerische Hypo-und Vereinsbank AG, Bear Stearns & Co. Inc., BNP Paribas Securities Corp., Caboto IntesaBci-Sim S.p.A, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein-Granchester, Inc., Fleet Securities, Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., ING Financial Markets LLC, Lehman Brothers Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, RBC Dominion Securities Corporation, The Royal Bank of Scotland plc, UBS Warburg LLC, Utendahl Capital Partners, L.P. and The Williams Capital Group, L.P.,

  2.
  Form of 4.750% Note due 2012,

  3.
  Form of 5.875% Debenture due 2032,

relating to $2,000,000,000 aggregate principal amount of debt securities of the registrant. No financial statements were filed with this Form 8-K.

        The company filed Form 8-K on December 4, 2002, regarding its plan for pension funding. Also filed was IBM's Chief Financial Officer John R. Joyce's presentation on December 4, 2002, to securities analysts, regarding the registrant's plan for pension funding. No financial statements were filed with this Form 8-K.

        The company filed Form 8-K on December 31, 2002, regarding the sale of its disk drive operations to Hitachi, Ltd. No financial statements were filed with this Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)

By:	/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano) Chairman of the Board, President and Chief Executive Officer

Date: March 10, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN R. JOYCE (John R. Joyce)	Senior Vice President, Chief Financial Officer	March 10, 2003
/s/ ROBERT F. WOODS (Robert F. Woods)	Vice President and Controller	March 10, 2003
CATHLEEN BLACK	Director
KENNETH I. CHENAULT	Director
NANNERL O. KEOHANE	Director
CHARLES F. KNIGHT	Director
LUCIO A. NOTO JOHN B. SLAUGHTER SIDNEY TAUREL ALEX TROTMAN CHARLES M. VEST	Director Director Director Director Director	By:	/s/ DANIEL E. O'DONNELL (DANIEL E. O'DONNELL) Attorney-in-fact March 10, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Samuel J. Palmisano, certify that:

1.
I have reviewed this annual report on Form 10-K of International Business Machines Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/  SAMUEL J. PALMISANO

Samuel J. Palmisano
Chairman, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, John R. Joyce, certify that:

1.
I have reviewed this annual report on Form 10-K of International Business Machines Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Ealuated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/  JOHN R. JOYCE

John R. Joyce
Senior Vice President,
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation

Our audits of the consolidated financial statements referred to in our report dated January 16, 2003, except for note Y, as to which the date is February 21, 2003, appearing on page 42 of the 2002 Annual Report to Stockholders of International Business Machines Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
January 16, 2003, except for note Y, as to which the date is February 21, 2003

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS OF
INTERNATIONAL BUSINESS MACHINES CORPORATION:

We have audited the statement of assets and liabilities of the Business Consulting Services Reporting Unit (the "Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation (the "Company") as of December 31, 2002 and the related statement of revenues and expenses (collectively, the "statements") for the three months then ended (not separately presented herein). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audit provides a reasonable basis for our opinion.

The statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for use by the Company in connection with its various filings with the Commission). Certain corporate assets, liabilities and corporate expenses, that are not the responsibility of the Reporting Unit, and which have not been allocated, have been excluded from the statements. Accordingly, these statements are not intended to be a complete presentation of the financial position or results of operations of the Reporting Unit.

In our opinion, the statements referred to above present fairly, in all material respects, the assets and liabilities and the revenues and expenses of the Reporting Unit as of December 31, 2002 and for the three months then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York
January 16, 2003

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Other (A)	Balance at End of Period
Allowance For Doubtful Accounts 2002
—Current	$984	$628	$349	$49	$1,312

—Noncurrent	$97	$45	$54	$21	$109

2001
—Current	$860	$418	$269	$(25)	$984

—Noncurrent	$87	$73	$49	$(14)	$97

2000
—Current	$854	$286	$247	$(33)	$860

—Noncurrent	$158	$(15)	$45	$(11)	$87

Allowance For Inventory Losses 2002	$726	$780	$790	$(20)	$696

2001	$695	$590	$582	$23	$726

2000	$869	$527	$643	$(58)	$695

(A)
Primarily comprises currency translation adjustments.

S-1

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
(3)	Certificate of Incorporation and By-laws
The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference
The By-laws of IBM as amended through January 1, 2003, is Exhibit 99.3, Attachment III to Form 8-K dated January 16, 2003, and is hereby incorporated by reference
(4)	Instruments defining the rights of security holders
The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference
The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference
The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference
The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference
The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibit 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference
The instrument defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference
The instrument defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference
(9)	Voting trust agreement	Not applicable
(10)	Material contracts
The IBM 2001 Long-Term Performance Plan is contained in Registration Statement No. 333-87708 on Form S-8, filed on May 7, 2002, and is hereby incorporated by reference*
The IBM 1999 Long-Term Performance Plan is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference*

The IBM 1997 Long-Term Performance Plan is contained in Registration Statement No. 33-331305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference*
The IBM PwCC Acquisition Long-Term Performance Plan is contained in Registration Statement No. 333-102872 on Form S-8, filed on January 31, 2003, and is hereby incorporated by reference*
Board of Directors compensatory arrangements as described under "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference*
The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference*
The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference*
The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference*
The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference*
The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference*
The IBM 2000 Employees Stock Purchase Plan, set forth in Exhibit A of IBM's definitive Proxy Statement dated March 13, 2000, and is hereby incorporated by reference*
The Employment Agreement for L. V. Gerstner, Jr. is Exhibit 19 to Form 10-Q dated March 31, 1993, and is hereby incorporated by reference*
Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of January 1, 1996, is Exhibit XI to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference*
Second Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of November 17, 1997, is Exhibit VI to Form 10-K for the year ended December 31, 1997, and is hereby incorporated by reference*
Third Amendment to Employment Agreement for L. V. Gerstner, Jr. dated as of January 29, 2002, is Exhibit 10 to Form 10-Q dated May 15, 2002, and is hereby incorporated by reference*
(11)	Statement re computation of per share earnings

	The statement re computation of per share earnings is note t, "Earnings Per Share of Common Stock" on page 93 of IBM's 2002 Annual Report to Stockholders, and is hereby incorporated by reference
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders	13
(18)	Letter re change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts and counsel	23.1
(23.2)	Consent of experts and counsel	23.2
(24.1)	Powers of attorney	24.1
(24.2)	Certified Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(99.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.2

*
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)
EXHIBIT INDEX