Form 10-Q
period 2003-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2003-05-14
CIK 51143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10 - Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

     The registrant has 1,727,999,767 shares of common stock outstanding at March 31, 2003.

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION:

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statement of Earnings for the three months
        ended March 31, 2003 and 2002............................................................     1

      Consolidated Statement of Financial Position at
        March 31, 2003 and December 31, 2002.....................................................     3

      Consolidated Statement of Cash Flows for the three months
        ended March 31, 2003 and 2002............................................................     5

      Notes to Consolidated Financial Statements.................................................     6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......................................    16

   ITEM 4. CONTROLS AND PROCEDURES...............................................................    37

PART II - OTHER INFORMATION......................................................................    37

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                                                 Three Months Ended
     per share amounts)                                                          March 31,
                                                                           --------------------
                                                                             2003        2002
                                                                           --------    --------
REVENUE:
Global Services                                                            $ 10,169    $  8,229
Hardware                                                                      5,808       5,884
Software                                                                      3,129       2,897
Global Financing                                                                705         783
Enterprise Investments/Other                                                    254         237
                                                                           --------    --------
TOTAL REVENUE                                                                20,065      18,030

COST:
Global Services                                                               7,637       6,093
Hardware                                                                      4,262       4,444
Software                                                                        482         549
Global Financing                                                                290         340
Enterprise Investments/Other                                                    161         104
                                                                           --------    --------
TOTAL COST                                                                   12,832      11,530
                                                                           --------    --------

GROSS PROFIT                                                                  7,233       6,500

EXPENSE AND OTHER INCOME:
Selling, general and administrative                                           4,215       4,023
Research, development and
  engineering                                                                 1,195       1,135
Intellectual property and custom
  development income                                                           (282)       (296)
Other (income) and expense                                                       84        (205)
Interest expense                                                                 40          30
                                                                           --------    --------
TOTAL EXPENSE AND OTHER INCOME                                                5,252       4,687

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                              1,981       1,813
Provision for income taxes                                                      594         529
                                                                           --------    --------
INCOME FROM CONTINUING
  OPERATIONS                                                                  1,387       1,284

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

(Dollars in millions except                                                 Three Months Ended
     per share amounts)                                                          March 31,
                                                                           --------------------
                                                                             2003        2002
                                                                           --------    --------
DISCONTINUED OPERATIONS
Loss from discontinued operations                                                (3)        (92)
                                                                           --------    --------
NET INCOME                                                                 $  1,384    $  1,192
                                                                           ========    ========

EARNINGS PER SHARE OF COMMON
 STOCK:

   Assuming dilution
    Continuing operations                                                  $   0.79    $   0.73
    Discontinued operations                                                    0.00       (0.05)
                                                                           --------    --------
    Total                                                                  $   0.79    $   0.68
                                                                           ========    ========
   Basic
    Continuing operations                                                  $   0.80    $   0.75
    Discontinued operations                                                    0.00       (0.05)
                                                                           --------    --------
    Total                                                                  $   0.80    $   0.69*
                                                                           ========    ========

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING: (MILLIONS)

    Assuming dilution                                                       1,758.5     1,753.0

    Basic                                                                   1,725.3     1,718.4

CASH DIVIDENDS PER COMMON                                                  $   0.15    $   0.14
 SHARE

* Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

(Dollars in millions)                                                   At March 31,
                                                                            2003          At December 31,
                                                                         (Unaudited)           2002
                                                                       ---------------    ---------------
ASSETS
 Current assets:
 Cash and cash equivalents                                                 $  4,195           $ 5,382
 Marketable securities -- at fair value,
  which approximates market value                                             1,382               593
 Notes and accounts receivable -- trade, net of
  allowances                                                                  9,542             9,915
 Short-term financing receivables                                            14,685            15,996
 Other accounts receivable                                                    1,557             1,447
 Inventories, at lower of average cost or net
  realizable value
  Finished goods                                                              1,065               960
  Work in process and raw materials                                           2,253             2,188
                                                                           --------           -------
 Total inventories                                                            3,318             3,148
 Deferred taxes                                                               2,423             2,617
 Intangible assets -- net                                                       212               175
 Prepaid expenses and other current assets                                    2,423             2,379
                                                                           --------           -------
 Total current assets                                                        39,737            41,652

 Plant, rental machines and other property                                   36,261            36,083
   Less: Accumulated depreciation                                            21,898            21,643
                                                                           --------           -------
 Plant, rental machines and other property -- net                            14,363            14,440
 Long-term financing receivables                                             10,805            11,440
 Prepaid pension assets                                                      16,535            16,003
 Intangible assets -- net                                                       909               562
 Goodwill                                                                     5,485             4,115
 Investments and sundry assets                                                7,886             8,272
                                                                           --------           -------
 TOTAL ASSETS                                                              $ 95,720           $96,484
                                                                           ========           =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars in millions)                                                   At March 31,
 per share amounts)                                                         2003          At December 31,
                                                                         (Unaudited)           2002
                                                                       ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Taxes                                                                    $  4,673           $ 5,476
  Short-term debt                                                             5,767             6,031
  Accounts payable and accruals                                              21,346            23,043
                                                                           --------           -------
 Total current liabilities                                                   31,786            34,550

 Long-term debt                                                              20,036            19,986
 Retirement and nonpension postretirement
  benefit obligations                                                        13,285            13,215
 Other liabilities                                                            6,040             5,951
                                                                           --------           -------
 TOTAL LIABILITIES                                                           71,147            73,702

 STOCKHOLDERS' EQUITY:

  Common stock - par value $.20 per share                                    15,257            14,858
   Shares authorized: 4,687,500,000
   Shares issued: 2003 - 1,923,928,270
                  2002 - 1,920,957,772
  Retained earnings                                                          32,314            31,555

  Treasury stock - at cost                                                  (19,919)          (20,213)
   Shares: 2003 - 195,928,503
           2002 - 198,590,876

  Accumulated gains and losses not
   affecting retained earnings                                               (3,079)           (3,418)
                                                                           --------           -------
 TOTAL STOCKHOLDERS' EQUITY                                                  24,573            22,782
                                                                           --------           -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 95,720           $96,484
                                                                           ========           =======

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)                                                        2003              2002*
                                                                           --------           ------
 CASH FLOW FROM OPERATING ACTIVITIES FROM
 CONTINUING OPERATIONS:
 Income from continuing operations                                         $  1,387           $ 1,284
   Adjustments to reconcile income from continuing
    operations to cash provided from operating
     activities:
    Depreciation                                                                940               911
    Amortization of software                                                    176               175
    (Gain)/loss on disposition of fixed and other assets                        (37)             (133)
    Changes in operating assets and liabilities                                (228)              501
                                                                           --------           -------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES FROM
    CONTINUING OPERATIONS                                                     2,238             2,738
                                                                           --------           -------
 CASH FLOW FROM INVESTING ACTIVITIES FROM
 CONTINUING OPERATIONS:
   Payments for plant, rental machines and other
    property, net of proceeds from dispositions                                (658)           (1,047)
   Investment in software                                                      (136)             (140)
   Acquisition of businesses                                                 (1,148)             (141)
   Purchases of marketable securities and other
    investments                                                              (1,436)             (132)
   Proceeds from marketable securities and other
    investments                                                                 703                67
                                                                           --------           -------
   NET CASH USED IN INVESTING ACTIVITIES FROM
    CONTINUING OPERATIONS                                                    (2,675)           (1,393)
                                                                           --------           -------

 CASH FLOW FROM FINANCING ACTIVITIES FROM
 CONTINUING OPERATIONS:
   Proceeds from new debt                                                       200               978
   Payments to settle debt                                                     (640)             (369)
   Short-term (repayments)/borrowings less than 90
    days -- net                                                                (295)           (2,611)
   Common stock transactions -- net                                             305            (1,435)
   Cash dividends paid                                                         (259)             (241)
                                                                           --------           -------
   NET CASH USED IN FINANCING ACTIVITIES FROM
    CONTINUING OPERATIONS                                                      (689)           (3,678)
                                                                           --------           -------
 Effect of exchange rate changes on
  cash and cash equivalents                                                      24               (17)
 Net cash used in discontinued operations                                       (85)             (147)
                                                                           --------           -------

 Net change in cash and cash equivalents                                     (1,187)           (2,497)

 Cash and cash equivalents at January 1                                       5,382             6,330
                                                                           --------           -------

 CASH AND CASH EQUIVALENTS AT MARCH 31                                     $  4,195           $ 3,833
                                                                           ========           =======

* Reclassified to conform with 2003 presentation.

(The accompanying notes are an integral part of the financial statements.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three-month periods have been made.

2. The company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IBM shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). Generally, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Program (ESPP) in accordance with APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period. To the extent there are performance criteria that could result in an employee receiving more or less (including zero) shares than the number of units granted, the unamortized liability is marked to market during the performance period based upon the intrinsic value at the end of each quarter.

     The following table summarizes the pro forma operating results of the company had compensation cost for stock options granted and for employee stock purchases under the ESPP been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

(Dollars in millions except
  per share amounts)                                                       Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                            2003        2002
                                                                          ---------   ---------
Net income                                                                $   1,384   $   1,192
Add: Stock-based compensation
 expense included in reported
 net income, net of related tax effects                                          21          16
Deduct: Total stock-based employee
 compensation expense determined
 under fair value method for all
 awards, net of related tax effects                                             264         271
                                                                          ---------   ---------
Pro forma net income                                                      $   1,141   $     937
                                                                          =========   =========
Earnings per share of
   common stock:
        Basic - as reported                                               $    0.80   $    0.69
        Basic - pro forma                                                 $    0.66   $    0.55
        Assuming dilution -
          as reported                                                     $    0.79   $    0.68
        Assuming dilution -
        pro forma                                                         $    0.66   $    0.54

3. The following table summarizes Net Income plus gains and losses not affecting retained earnings.

(Dollars in millions)                                                      Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                            2003        2002
                                                                          ---------   ---------
Net Income                                                                $   1,384   $   1,192
                                                                          ---------   ---------
Gains and losses not affecting
 retained earnings (net of tax):
 Foreign currency translation
     adjustments                                                                321        (180)
 Minimum pension liability
     adjustments                                                                (19)         22
 Net unrealized (losses)/gains on
     marketable securities                                                       (2)         (8)
 Net unrealized gains/(losses) on
     cash flow hedge derivatives                                                 39         (53)
                                                                          ---------   ---------
Total gains and (losses) not affecting
   retained earnings                                                            339        (219)
                                                                          ---------   ---------
Net Income plus gains and losses
     not affecting retained earnings                                      $   1,723   $     973
                                                                          =========   =========

4. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the company will adopt the consolidation guidance applicable to existing VIEs as of the reporting period beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance of FIN 46. The company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The company adopted the disclosure requirements of FIN 45 in 2002 and applied the recognition and measurement provisions for all material guarantees entered into or modified beginning January 1, 2003. FIN 45 did not have a material impact on the company's Consolidated Financial Statements. The future impact will depend upon whether the company enters into or modifies any material guarantee arrangements. See note 9 on pages 15 and 16 for the company's required disclosure.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. The company adopted this statement effective January 1, 2003, and its adoption did not have a material effect on the Consolidated Financial Statements. Going forward, the impact of SFAS No. 146 on the company's Consolidated Financial Statements will depend upon the timing of facts underlying any future exit or disposal activity.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operations of a long-lived asset. The standard was effective January 1, 2003 and its adoption did not have a material effect on the Consolidated Financial Statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the company's Consolidated Financial Statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company will adopt Issue No. 00-21 in the quarter beginning July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The company is currently evaluating the impact of adopting this guidance.

5. The changes in the carrying amount of goodwill, by external reporting segment, for the quarter ended March 31, 2003, are as follows:

                                                                                         Foreign
                                                                         Purchase        Currency
                                              Balance        Goodwill      Price        Translation     Balance
   Segment                                    1/1/03        Additions   Adjustments     Adjustments     3/31/03
   -------                                 ------------     ---------   -----------     -----------    -----------
Global Services                            $      2,926       $     -   $       (50)    $        51    $     2,927
Systems Group                                       137             -             -               -            137
Personal Systems Group                               13             -             -               -             13
Technology Group                                     24             -             -               -             24
Software                                          1,015         1,365             4               -          2,384
Global Financing                                      -             -             -               -              -
Enterprise Investments                                -             -             -               -              -
                                           -----------------------------------------------------------------------

Total                                      $      4,115       $ 1,365   $       (46)    $        51    $     5,485
                                           ============       =======   ===========     ===========    ===========

     There were no goodwill impairment losses recorded during the quarter and there was no goodwill written off as a result of divestitures during the quarter.

     The following schedule details the company's intangible asset balances by major asset class:

 (Dollars in millions)                     Gross Carrying      Accumulated       Net Carrying
Intangible Asset Class                         Amount          Amortization    Amount at 3/31/03
----------------------                     --------------      -------------   -----------------
Customer-related                           $           703   $          (153)   $           550
Completed technology                                   434              (108)               326
Strategic alliances                                    118               (20)                98
Patents/Trademarks                                     108               (60)                48
Other(a)                                               145               (46)                99
                                           ---------------   ---------------    ---------------
Total                                      $         1,508   $          (387)   $         1,121
                                           ===============   ===============    ===============

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets increased $384 million during the first quarter of 2003, primarily due to the acquisition of Rational Software Corp. (Rational) offset by the amortization of existing intangible asset balances.

     The aggregate intangible amortization expense was $74 million and $40 million for the quarters ended March 31, 2003 and 2002, respectively.

     The future amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2003:

2003 (for Q2-Q4)                          $ 276 million
2004                                      $ 321 million
2005                                      $ 246 million
2006                                      $ 125 million
2007                                      $  73 million

6. On February 21, 2003, the company purchased the outstanding stock of Rational for $2,092 million in cash. Rational provides open, industry standard tools, best practices and services for developing business applications and building software products and systems. The Rational acquisition provides the company with the ability to offer a complete development environment for customers. The transaction was completed on February 21, 2003, from which time the results of this acquisition were included in the company's Consolidated Financial Statements. The company merged Rational's business operations and employees into the IBM Software Group as a new division and brand.

     The allocation of the purchase price for this acquisition as of the date of acquisition is presented in the following table:

                                               Amortization
(Dollars in millions)                           Life (yrs.)        Amount
                                               ------------        --------
Current assets                                                     $ 1,179
Fixed assets/non-current                                                83
Intangible assets:
   Completed technology                                3               229
   Customer relationships                              7               180
   Other identifiable intangible assets              2-5                32
   Goodwill                                          N/A             1,365
In-process research &
   development                                                           9
                                                                   -------
Total assets acquired                                                3,077
                                                                   -------
Current liabilities                                                   (347)
Non-current liabilities                                               (638)
                                                                   -------
Total liabilities assumed                                             (985)
                                                                   -------
Total purchase price                                               $ 2,092
                                                                   =======

     The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The primary items that generated this goodwill are the value of the synergies between Rational and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified intangible assets acquired in the purchase of Rational that are subject to amortization is 4.7 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,365 million has been assigned to the Software segment. The company recorded a pretax charge of $9 million for in-process research and development. This amount, which reflects the relative value and contribution of the acquired research and development to the company's existing research or product lines, was charged to research, development, and engineering expense on the company's Consolidated Statement of Earnings.

     As outlined above, the gross purchase price was $2,092 million. However, as part of the transaction, IBM assumed cash and cash equivalents held in Rational of $1,053 million, resulting in a net cash payment of $1,039 million. In addition, the company assumed $500 million in outstanding convertible debt. The convertible debt was subsequently called on March 26, 2003.

7. The tables on pages 44 through 46 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles
(GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

8. During the second quarter of 2002, the company executed several actions in its Microelectronics Division. The Microelectronics Division is within the company's Technology segment. These actions are the result of the company's announced intentions to refocus and direct its microelectronics business to the high-end foundry, Application Specific Integrated Circuit (ASICs) and standard products, while creating its Engineering and Technology Services Division. A major part of the actions relate to a significant reduction in the company's manufacturing capacity for aluminum technology.

     In addition, the company rebalanced both its workforce and leased space resources primarily in response to the recent decline in corporate spending on technology-related services.

The following table summarizes the significant components of these actions:

(Dollars in millions)

                               Liability
                              recorded in
                             Second Quarter          Liability as of                              Other           Liability as of
                                  2002                   12/31/02            Payments          Adjustments+           3/31/03
                             ----------------------------------------------------------------------------------------------------
MICROELECTRONICS:
Machinery/
 equipment:
      Current                  $       67(A)*           $       42          $       12          $        4           $       34
      Non-current                      33(A)**                  17                   -                  (4)                  13
Non cancelable
 purchase
 commitments:
      Current                          35(B)*                   24                   8                   5                   21
      Non-current                      25(B)**                  13                   -                  (4)                   9
Employee
 terminations:
      Current                          44(C)*                    1                   -                   -                    1
      Non-current                       1(C)**                   1                   -                   -                    1
Vacant Space:
      Current                           5(D)*                    5                   1                   1                    5
      Non-current                       6(D)**                   5                   -                  (1)                   4

Sale of Endicott
        facility                        2(E)*                   10                   1                  (2)                   7
Sale of certain
        operations                     10(F)*                    1                   1                   -                    -

GLOBAL SERVICES
 AND OTHER:
  Employee
   terminations:
      Current                         671(G)*                  143                  63                   6                   86
      Non-current                      51(G)**                  78                   -                  (2)                  76
  Vacant space:
      Current                          57(H)*                   44                  29                  17                   32
      Non-current                      94(H)**                  86                   -                 (19)                  67
                             ----------------------------------------------------------------------------------------------------
                               $    1,101               $      470          $      115          $        1           $      356
                               ==========               ==========          ==========          ==========           ==========

+ Principally represents currency translation adjustments and reclassification of non-currrent to current.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial
   Position.

(A) This amount is comprised of costs incurred to remove abandoned capital assets and the remaining lease payments for leased equipment that was abandoned in the second quarter of 2002. The company expects to pay the remaining removal costs by June 30, 2003. The remaining lease payments will continue through 2005.

(B) The company is subject to certain noncancelable purchase commitments. As a result of the decision to significantly reduce aluminum capacity, the company no longer has a need for certain materials subject to these agreements. The required future payments for materials no longer needed under these contracts are expected to be paid through June 30, 2004.

(C) The workforce reductions represent 1,400 people of which approximately 96 percent left the company as of March 31, 2003. The non-current portion of the liability relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.

(D) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. The length of these obligations varies by lease with the longest extending through 2006.

(E) As part of the company's strategic realignment of its Microelectronics business to exit the manufacture and sale of certain products and component technologies, the company signed an agreement in the second quarter of 2002 to sell its interconnect products operations in Endicott to Endicott Interconnect Technologies, Inc. (EIT). As a result of this transaction, the company incurred a $223 million loss on sale, primarily relating to the land, buildings, machinery and equipment. The transaction closed in the fourth quarter of 2002. The company entered into a limited supply agreement with EIT for future products, and it will also lease back, at fair market value, rental rates approximately one third of the Endicott campus' square footage for operations outside the interconnect OEM business.

(F) As part of the strategic realignment of the company's Microelectronics business, the company agreed to sell certain assets and liabilities comprising its Mylex business to LSI Logic Corporation and the company sold part of its wireless phone chipset operations to TriQuint Semiconductor, Inc. in June 2002. The Mylex transaction was completed in August 2002. There was a loss of $74 million for the Mylex transaction and a realized gain of $11 million for the chipset sale.

(G) The majority of the workforce reductions relate to the company's Global Services business. The workforce reductions represent 14,213 people of which approximately 94 percent left the company as of March 31, 2003. See C on page 12 for information on the non-current portion of the liability.

(H) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. This space relates primarily to workforce dynamics in the Global Services business and the downturn in corporate technology spending on services. The length of these obligations varies by lease with the longest extending through 2009.

     During the fourth quarter of 2002, the company executed several actions related to the company's acquisition of PricewaterhouseCoopers' (PwC) consulting business. Specifically, the company rebalanced both its workforce and its leased space resources. The following table summarizes the significant components of these actions:

(Dollars in millions)

                               Liability
                              recorded in
                             Fourth Quarter          Liability as of                              Other        Liability as of
                                  2002                   12/31/02            Payments          Adjustments+        3/31/03
                             ----------------------------------------------------------------------------------------------------
Workforce:
   Current                      $ 296(A)*                $ 278                 $ 135             $  (7)             $ 136
   Non-current                     57(A)**                  57                     -                12                 69

Vacant space:
   Current                         68(B)*                   67                     2                 4                 69
   Non -current                   180(B)**                 180                     1               (22)               157
                             ----------------------------------------------------------------------------------------------------
                                $ 601                    $ 582                 $ 138             $ (13)             $ 431
                                =====                    =====                 =====             =====              =====

+ Principally represents currency translation adjustments, adjustments to the purchase price allocation for the PwC consulting acquisition, and reclassifications between current and non-current.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial
   Position.

(A) The majority of the workforce reductions relates to the company's Global Services business. The workforce reductions represent 4,744 people of which approximately 80 percent left the company as of March 31, 2003. The company expects that over 95 percent of the employees will leave by June 30, 2003. The non-current workforce accrual relates to terminated employees in certain countries outside the United States, for whom the company is required to make annual payments to supplement their incomes. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.

(B) The majority of the space accruals is for ongoing obligations to pay rent for vacant space of PwC's consulting business that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. The length of these obligations varies by lease with the longest extending through 2019.

     The following table provides the liability balances for the second-quarter and fourth-quarter 2002 actions discussed above, the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, actions in 1999, and actions that took place through 1993.

                             Liability                                        Liability
                              as of                                             as of
(Dollars in millions)       12/31/2002       Payments      Other adj.(d)      3/31/2003
                            ----------       --------      -------------     ----------
Current:
 Workforce (a)                $  647          $  300          $   31           $  378
 Space (b)                       181              44              25              162
 Other(c)                        115              31              11               95
                              ------          ------          ------           ------
Total                         $  943          $  375          $   67           $  635*
                              ======          ======          ======           ======
Non-current:
  Workforce (a)               $  574          $    -          $   14           $  588
 Space (b)                       419               -             (41)             378
 Other(c)                         31               -              (9)              22
                              ------          ------          ------           ------
Total                         $1,024          $    -          $  (36)          $  988**
                              ======          ======          ======           ======

(a) Workforce accruals relate to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.
(b) Space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangement. The length of these obligations varies by lease with the longest extending through 2019.
(c) Other accruals are primarily the remaining liabilities associated with the 2002 actions and remaining liabilities associated with the HDD-related restructuring in 2002.
(d) Principally represents reclassification of non-current to current and currency translation adjustments.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial Position.

9. The company has applied the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies", by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the company is the guarantor.

     The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party's claims. Further, the company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements did not have a material effect on the company's business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on the company's business, financial condition or results of operations.

     In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $104 million and $126 million at March 31, 2003 and December 31, 2002, respectively. These amounts include a limited guarantee of $67 million and $69 million associated with the company's loans receivable securitization program at March 31, 2003 and December 31, 2002, respectively.

     Changes in the company's warranty liability balance are illustrated in the following table:

(Dollars in millions)                    2003            2002
                                       -------         -------
Balance at January 1                    $ 614           $ 520
Current period actuals                    167             159
Accrual adjustments to reflect
 actual experience                         29              32
Charges incurred                         (190)           (203)
                                        -----           -----
Balance at March 31                     $ 620           $ 508
                                        =====           =====

     Other commitments of the company include extended lines of credit, of which the unused amounts were $3,455 million and $3,482 million at March 31, 2003 and December 31, 2002, respectively. A portion of these amounts was available to the company's business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $273 million and $288 million at March 31, 2003 and December 31, 2002, respectively.

10. Subsequent Events: On April 29, 2003, the company announced that the Board of Directors approved an increase in the quarterly dividend of approximately 7 percent from $.15 to $.16 per common share. The dividend is payable June 10, 2003, to shareholders of record on May 9, 2003.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

     The company generated $20.1 billion of revenue, $1.4 billion of net earnings from continuing operations and $0.79 in earnings per diluted common share from continuing operations in the first quarter of 2003 despite the continued challenging economic environment and the heightened geopolitical pressures. While the tough business environment resulted in some customer deferrals of information technology (IT) decisions, the company expects to have continued to gain market share in key segments.

     For total operations, net income for the first quarter of 2003, including discontinued operations, was $1.4 billion, (including a loss of $3 million for discontinued operations) or $0.79 in earnings per diluted common share, compared with $1.2 billion in net income including a net loss of $92 million for discontinued operations, or $0.68 in earnings per diluted common share, in the first quarter of 2002.

     The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.

RESULTS OF CONTINUING OPERATIONS

(Dollars in millions)                                 Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                   2003              2002
                                                  -------           -------
Revenue                                           $20,065           $18,030
Cost                                               12,832            11,530
                                                  -------           -------
Gross profit                                      $ 7,233           $ 6,500
                                                  =======           =======
Gross profit margin                                  36.0%             36.1%
Income from continuing operations                 $ 1,387           $ 1,284
Earnings per share of
     common stock:
        Assuming dilution                         $  0.79           $  0.73
        Basic                                     $  0.80           $  0.75

     The amount of shares actually outstanding at March 31, 2003 was 1,728.0 million.

     The weighted average number of common shares outstanding assuming dilution was higher by 5.5 million in the first quarter of 2003 compared to the first quarter of 2002, primarily as a result of the company's use of common shares to fund a portion of its fourth quarter 2002 contribution to the (U.S.) IBM Personal Pension Plan (PPP), partially offset by the company's share repurchase program. The weighted average number of shares assuming dilution was 1,758.5 million in the first quarter of 2003 and 1,753.0 million for the first quarter of 2002.

     Throughout this report, the reference to constant currency is made so that a segment can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the first quarter of 2003 the U.S. dollar generally weakened against other currencies, so growth at constant currency exchange rates was lower than growth at actual currency exchange rates.

     Revenue for the three months ended March 31, 2003 increased 11.3 percent from the same period last year (4 percent at constant currency). The growth in revenue was primarily attributable to market share gains and recent acquisition activity. These were partially offset by the company's exit of certain Technology businesses, the impact of declining personal computer revenue driven by price reductions and a decline in z900 mainframe revenue in advance of a new product announcement in the second quarter of 2003.

     In the Americas, first-quarter revenue was $8,575 million, an increase of
5.2 percent (7 percent at constant currency) from the same period last year. Revenue from Europe/Middle East/Africa was $6,306 million, an increase of 22.7 percent (3 percent at constant currency). Asia-Pacific revenue improved 14.3 percent (5 percent at constant currency) to $4,494 million. OEM revenue across all geographies was $690 million, a 14.9 percent decrease (16 percent at constant currency) compared with the first quarter of 2002.

     The company's total gross profit margin was 36.0 percent in the first quarter of 2003 compared with 36.1 percent in the first quarter of 2002.

     In the first quarter of 2003, total expense and other income of $5.3 billion increased 12.1 percent over the year-earlier period, primarily related to recent acquisitions as well as higher foreign currency translation losses partly offset by the benefits of lower workforce reductions charges and lower provisions for bad debts.

     The company's tax rate in the first quarter of 2003 was 30.0 percent compared with 29.2 percent in the first quarter of last year.

     The Global Financing results of operations are included in the separate Global Financing section on pages 30 through 36.

GLOBAL SERVICES

(Dollars in millions)                      Three Months Ended
                                                March 31,
                                        -------------------------
                                          2003             2002
                                        -------           -------
Total revenue                           $10,169           $8,229
Total cost                                7,637            6,093
                                        -------           ------
Gross profit                            $ 2,532           $2,136
                                        =======           ======
Gross profit margin                        24.9%            26.0%

     Global Services revenue, including maintenance, increased 23.6 percent (15 percent at constant currency) in the first quarter of 2003 compared with the same period last year. Global Services revenue, excluding maintenance, increased
26.5 percent (17 percent at constant currency). Maintenance revenue increased
6.9 percent (flat at constant currency) in the first quarter of 2003 versus the same period in 2002.

     Strategic Outsourcing Services (SO) revenue increased 13 percent to $3,991 million (6 percent at constant currency) as it remains attractive to customers in both good and bad economies. E-business hosting, an SO offering that provides Web hosting infrastructure and application management as an Internet service, continued its strong pattern of revenue growth. Business Consulting Services
(BCS) revenue increased 63 percent to $3,165 million (50 percent at constant currency) primarily as a result of the acquisition of PwC's consulting business in the fourth quarter of 2002. The integration of PwC's consulting business into BCS continues to be on schedule. Integrated Technology Services (ITS) revenue, excluding maintenance, increased 12 percent to $1,698 million (4 percent at constant currency) primarily as a result of growth from existing OEM alliances.

     The company signed more than $12 billion in services contracts in the first quarter of 2003. The signings included 15 contracts each in excess of $100 million, including one contract over $2 billion. The estimated services backlog including Strategic Outsourcing, BCS, ITS and Maintenance was $113 billion at March 31, 2003. Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

     Global Services gross profit dollars increased 18.6 percent in the first quarter of 2003, compared with the first quarter of 2002, primarily as a result of the increased revenue as described above. The gross profit margin declined
1.1 points in the first quarter of 2003 versus last year. The net decrease in gross profit margin was attributable to the changing revenue mix toward the lower margin BCS business and overall economic factors offset by benefits from the 2002 special actions.

     Looking forward, the company's backlog and success in integrating the acquired PwC's consulting business are indicators of strength in the business.

HARDWARE

(Dollars in millions)                     Three Months Ended
                                               March 31,
                                        -----------------------
                                         2003             2002
                                        ------           ------
Total revenue                           $5,808           $5,884
Total cost                               4,262            4,444
                                        ------           ------
Gross profit                            $1,546           $1,440
                                        ======           ======
Gross profit margin                       26.6%            24.5%

     Revenue from hardware for the first quarter of 2003 decreased 1.3 percent (6 percent at constant currency) when compared with the same period in 2002.

     Systems Group revenue increased 6.5 percent to $2,646 million (flat at constant currency) as pSeries UNIX server revenue grew and continued to gain share across the pSeries product line. In the first quarter of 2003, the company introduced the p630 processor with Power-4+ technology and extended the pSeries on-demand offerings to include the capability for temporary usage-based capacity. The iSeries servers revenue increased driven partly by strong demand for the company's e-business on demand offerings. The ability to turn on additional capacity remotely for short periods of time offers the increased flexibility customers have been requesting. xSeries revenue increased driven by the company's technological leadership, particularly in the rack-optimized servers whereby the company was first to market in the transition to Intel Xeon processors. xSeries revenue growth was also a result of the fast adoption of the company's new Bladecenter offering, which brings the integration of servers, storage and networking into a highly dense enterprise solution. zSeries servers revenue declined as many of the company's high end customers were anticipating a significant new product announcement in the second quarter of 2003. Although zSeries server revenue declined, total delivery of computing power as measured in MIPS (millions of instructions per second) increased 3 percent versus the first quarter of 2002.

     Storage Systems revenue increased as demand for high-end "Shark" products increased and the average footprint size increased for these installations. Tape products revenue was flat driven by some weakness in the high-end models.

     Personal Systems Group revenue decreased 4.8 percent to $2,390 million (10 percent at constant currency) as a result of lower revenue from personal computers, retail store solutions and printing systems products. The personal computer revenue decline reflects a reduction in commodity prices resulting in lower system prices. The company continues to execute on its core strategies for its personal computer business, improving performance within the end to end supply chain, resulting in improved inventory turns, improved gross profit margins and lower days sales outstanding (DSO).

     Technology Group revenue declined 20.2 percent to $742 million (21 percent at constant currency) in the first quarter of 2003 versus the comparable period of 2002. The decline in Technology Group revenue was driven by the actions taken in 2002 to refocus and direct its microelectronics business to the high-end foundry, ASICs and standard products, while creating a technology services business. The actions included the divestiture of multiple non-core businesses.

     Hardware gross profit dollars for the first quarter of 2003 increased 7.4 percent and the gross profit margin increased 2.1 points, from the comparable period in 2002. These increases were primarily driven by improvements in Microelectronics and Systems Group. Microelectronics gross profit margins improved primarily due to the second quarter 2002 capacity reductions and the divestiture of lower-margin businesses in 2002, as well as improved margins on custom logic products. Systems Group gross profit margins increased due to improvements in pSeries, xSeries and Storage Systems products.

     Looking forward, the introduction of the new zSeries box, scheduled for the second quarter of 2003, the planned ramp-up of the Technology Group's new 300 millimeter plant, and the continued supply chain initiatives such as outsourcing of a significant portion of its low and midrange xSeries server manufacturing and the outsourcing of certain mobile personal computers configuration processes, will all impact future results.

SOFTWARE

(Dollars in millions)                     Three Months Ended
                                              March 31,
                                        -----------------------
                                         2003             2002
                                        ------           ------
Total revenue                           $3,129           $2,897
Total cost                                 482              549
                                        ------           ------
Gross profit                            $2,647           $2,348
                                        ======           ======
Gross profit margin                       84.6%            81.1%

     Revenue from software for the first quarter of 2003 increased 8.0 percent (2 percent at constant currency) versus the first quarter of 2002. The company's middleware brands, which include DB2 database software, WebSphere (facilitates customers' ability to manage a wide variety of business processes through the
Web), Tivoli (enables customers to centrally manage and efficiently utilize their network and storage), Lotus (increases customers' ability to communicate, collaborate and learn in an effective manner), and Rational (comprehensive software development solutions), grew revenue 9 percent to $2,399 million (3 percent at constant currency) over the first three months of 2002. Data Management software revenue increased primarily as a result of growth in DB2 and Content Management offerings, partially offset by a decline in Informix products as more customers migrated to DB2. The WebSphere family of products had revenue growth primarily driven by growth in WebSphere Business Integration and Portals. Lotus messaging revenue declined as new license sales are not expected to grow until customers' businesses begin growing again. Tivoli revenue declined as customers delayed purchase decisions. Other middleware revenue from the company's traditional host software products like CICS, and storage and printer software increased. In addition, on February 21, 2003, the company completed the acquisition of Rational. The post-acquisition results of operations for Rational ($82 million of software revenue) are included in the software results and contributed to the increased revenue this quarter.

     Operating-systems software revenue increased 8 percent to $568 million (2 percent at constant currency) in the first quarter of 2003 when compared with the year-ago period. The increase in the first quarter revenue was primarily driven by higher revenue across all of the eServer software products.

     Software gross profit dollars increased 12.7 percent and the gross profit margin improved 3.5 points versus the first quarter of 2002. Lower support and services costs contributed to the increases in 2003 versus 2002. In addition, the company continues to leverage productivity initiatives such as shared component development across all software brands.

     Looking forward, the acquisition of Rational enhances the company's product portfolio and will enable customers' development teams to increase responsiveness and productivity, key performance metrics for an on-demand business.

ENTERPRISE INVESTMENTS/OTHER

(Dollars in millions)                      Three Months Ended
                                                March 31,
                                        -------------------------
                                          2003             2002
                                        -------           -------
Total revenue                           $   254           $   237
Total cost                                  161               104
                                        -------           -------
Gross profit                            $    93           $   133
                                        =======           =======
Gross profit margin                        36.7%             56.2%

     Revenue from Enterprise Investments/Other increased 7.4 percent (declined 2 percent at constant currency) in the first three months of 2003 versus the comparable period in 2002. The increase in revenue was primarily driven by higher revenue from product life-cycle management software and document processor products.

     Enterprise Investments/Other gross profit dollars decreased 29.9 percent and the gross profit margin decreased 19.5 points in the first quarter of 2003, versus the same periods of 2002, primarily as a result of foreign currency hedging losses.

EXPENSE AND OTHER INCOME

(Dollars in millions)                              Three Months Ended
                                                        March 31,
                                               --------------------------
                                                2003               2002
                                               -------            ------
Selling, general and administrative            $ 4,215            $ 4,023
Percentage of revenue                             21.0%              22.3%

Research, development and engineering            1,195              1,135
Percentage of revenue                              6.0%               6.3%

Intellectual property and custom
  development (income)                            (282)              (296)

Other (income) and expense                          84               (205)

Interest expense                                    40                 30
                                               -------            -------

Total expense and other income                 $ 5,252            $ 4,687
                                               =======            =======

     Selling, general and administrative (SG&A) expense increased 4.8 percent (1 percent at constant currency) in the first three months of 2003 compared with the same period in 2002. The increase was primarily associated with the recent acquisitions of PwC's consulting business and Rational, including higher amortization expense from acquired intangible assets. Workforce reductions, which are the ongoing reductions and rebalancing that occur each quarter were $79 million in first quarter of 2003 versus $138 million in first quarter of 2002. The provision for bad debts was $80 million in first quarter of 2003 versus $154 million in the first quarter of 2002. This decrease was primarily driven by Global Financing as explained on page 34. Advertising and promotional expense was $309 million in the first quarter of 2003 and was essentially the same as the first quarter of 2002.

     Research, development and engineering (RD&E) expense increased 5.3 percent for the first three months of 2003 compared with the same period of 2002. The increase was driven by the increased headcount in Software Group due to acquisitions.

     Intellectual property and custom development income declined 4.8 percent for the first three months of 2003 versus the first quarter of 2002.

(Dollars in millions)                      Three Months Ended
                                                March 31,
                                        -------------------------
                                          2003              2002
                                        -------           -------
Sales and other transfers of
  intellectual property                 $   146           $   144
Licensing/royalty-based fees                 69                84
Custom development income                    67                68
                                        -------           -------
Total                                   $   282           $   296
                                        =======           =======

     Sales and other transfers included $90 million from one intellectual property transfer agreement and $34 million resulting from a first quarter 2003 transfer of intellectual property associated with the sale of certain operations to Sanmina-SCI . The amount of income from licensing/royalty-based fee transactions has been declining and this trend may continue.

     Other (income) and expense was $84 million of expense in the first quarter of 2003 versus $205 million of income in the first quarter of 2002. The change was primarily the result of foreign currency transaction losses of $105 million in the first quarter of 2003 versus gains of $68 million in the first quarter of 2002. In addition, during the first quarter of 2002, the company recorded a gain of $91 million associated with the first quarter 2002 sale of the U.S. and European desktop personal computer manufacturing operations to Sanmina-SCI. This compares with a gain of $15 million in the first quarter of 2003 associated with the first quarter 2003 sale of certain xSeries server manufacturing and certain mobile personal computer processes to Sanmina-SCI.

     Interest expense increased 32.4 percent in the first quarter of 2003 compared with the first quarter of 2002. The increase was a result of higher levels of non-Global Financing debt. Cost of financing also includes interest expense as it relates to the Global Financing business. Such interest expense is not included above. See pages 30 through 36 for additional information on Global Financing.

     Interest on total borrowings of the company and its subsidiaries, which includes interest expense and Global Financing interest classified as Cost of financing in the Consolidated Statement of Earnings was $172 million for the first quarter of 2003, of which the company capitalized $4 million. This compares to $217 million in 2002, of which $9 million was capitalized.

     The table on page 24 provides the total pre-tax (income)/cost for all retirement-related plans at March 31, 2003 and 2002. (Income)/cost amounts are included as a reduction from/addition to, respectively, the company's cost and expense amounts on the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

Retirement-Related Benefits

                                                     March 31,        March 31,
(Dollars in millions)                                  2003             2002
                                                   ------------     ------------
Total retirement-related plans --
  cost/(income)                                    $        115     $        (40)
                                                   ============     ============

Comprise:
   Defined benefit and contribution
     pension plans -- cost/(income)                          36             (127)
   Nonpension postretirement
     retirement benefits -- cost                             79               87

     Included in the amounts above, the company realized income of approximately $133 million associated with its defined benefits pension plans for the quarter ended March 31, 2003. The comparable amount for the first quarter of 2002 was approximately $276 million.

     On January 1, 2003, the company reduced its expected long-term return assumption on the PPP assets from 9.5 percent to 8.0 percent. Actual return on plan assets for the PPP was a 2.0 percent loss or $731 million for the quarter ended March 31, 2003. Year-to-date through April 30, 2003, the actual return was a 3.3 percent gain or ($1,185) million. As discussed on page 95 of the 2002 IBM Annual Report, differences between the actual returns and the expected returns on pension plans are recognized in the calculation of pension (income)/cost over five years as provided by the accounting rules. On December 31, 2002, the company lowered its discount rate assumption from 7.0 percent to 6.75 percent, and its rate of compensation increase from 6.0 percent to 4.0 percent. Reductions in these three rates also occurred in certain non-U.S. countries. The company voluntarily fully funded the qualified portion of the PPP, as measured by its accumulated benefit obligation, through a total contribution of $3,963 million in the fourth quarter of 2002. These assumption changes and funding action had the collective effect of causing the reduction in income from defined benefit pension plans referred to in the first paragraph above. These actions are expected to impact pension-related cost trends in a similar pattern for the remaining 2003 quarters.

     If a company's defined benefit pension plan is in an unfunded position at year end on an ABO basis, the company may make a contribution to the plan or may be required to record a charge to the stockholder's equity section of the Consolidated Statement of Financial Position. Future contributions or charges to equity as well as the future effects of retirement-related plans on operating results of the company will depend upon investment performance, interest rates, economic conditions, employee demographics, and mortality rates. Certain of these factors can be volatile.

PROVISION FOR INCOME TAXES

     The effective tax rate for the first three months of 2003 was 30.0 percent versus 29.2 percent in the first quarter of 2002. The company's effective tax rate will change period to period based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies. In the normal course of business, the company expects that its effective tax rate will approximate 30 percent.

RESULTS OF DISCONTINUED OPERATIONS

     The loss from discontinued operations in the first-quarter 2003 was $3 million as compared with a loss of $92 million in the first quarter of 2002. The company's discontinued operations, which comprises the HDD business, was sold to Hitachi, Ltd. on December 31, 2002.

FINANCIAL CONDITION

DYNAMICS

     The assets and debt associated with the company's Global Financing business are a significant part of IBM's financial position. Accordingly, although the financial position amounts appearing below and on pages 26 through 30 are the company's consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 30 through 36. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company's Global Financing business.

OVERALL

     During the first quarter of 2003, the company acquired Rational and continued to invest in RD&E and in fixed assets. The company ended the first quarter with $5,577 million in Cash and cash equivalents and current Marketable securities. Non-Global Financing debt was $1,669 million at March 31, 2003, a slight decrease from December 31, 2002. The non-Global Financing debt-to-capital ratio was 7.3 percent.

CASH FLOW

     The company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company's Global Financing business.

CASH FLOW

(Dollars in millions)                                         Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                               2003      2002
                                                              -------  ---------
Net cash provided by (used in) continuing operations:
   Operating activities                                       $ 2,238  $   2,738
   Investing activities                                        (2,675)    (1,393)
   Financing activities                                          (689)    (3,678)
Effect of exchange rate changes on cash
   and cash equivalents                                            24        (17)
Net cash used in discontinued operations                          (85)      (147)
                                                              -------  ---------
Net change in cash and cash equivalents                       $(1,187) $  (2,497)
                                                              =======  =========

     Net cash provided by operating activities for the first quarter of 2003 was $500 million lower than the first quarter of 2002 driven by changes in operating assets and liabilities. Income from continuing operations increased approximately $100 million from the 2002 first quarter to the 2003 first quarter. Global financing receivables - which the company manages more as an investment than as part of working capital - contributed approximately $160 million of cash flow from operating activities. The company also realized approximately $400 million from the monetization of interest rate swaps. The monetization of interest rate swaps did not affect the first quarter net earnings. These contributions to cash flows from operating activities, however, were more than offset by the following items: The decline in Other accounts receivable, such as trade, during the first quarter of 2003 was lower than such decline in the first quarter of 2002 due to better revenue performance in the 2003 first quarter. Inventory growth during the first quarter of 2003 was slightly higher than such growth during the 2002 first quarter, even though inventory turns improved by one turn. In addition to these two decreases in cash flows from operating activities were approximately $400 million of first quarter 2003 payments that related to 2002: second and fourth quarter special actions payments and contributions to non-US pension plans.

     The increase in cash flows used in investing activities from the first quarter of 2002 to the first quarter of 2003 was primarily attributable to the purchase of Rational. The decrease in the cash used in financing activities from the first quarter of 2002 to the first quarter of 2003 was primarily the result of lower stock repurchases and lower short-term debt net repayments.

WORKING CAPITAL

(Dollars in millions)                               At March 31,          At December 31,
                                                       2003                   2002
                                                    ------------          ---------------
Current assets                                      $     39,737          $        41,652
Current liabilities                                       31,786                   34,550
                                                    ------------          ---------------
Working capital                                     $      7,951          $         7,102
                                                    ------------          ---------------

Current ratio                                             1.25:1                   1.21:1

     The $1,915 decrease in Current assets was primarily due to declines of $1,311 million in Short-term financing receivables (see pages 32 through 34), $373 million in Notes and accounts receivable-trade mainly due to lower revenue volumes in the first quarter and collection of typically higher year-end volumes, and $398 million in Cash and cash equivalents and current Marketable securities. The decrease in Cash and cash equivalents and current Marketable securities is primarily resulting from the $1,039 million net cash payment for the purchase of Rational, partially offset by an increase of $383 million for the monetization of interest rate swaps.

     Current liabilities decreased $2,764 million primarily due to declines of $1,697 million in Accounts payable and accruals and $803 million in Taxes payable (resulting from declines in these balances from typically higher year-end levels) and $264 million in Short-term debt, see below and page 28.

INVESTMENTS

     The company acquired Rational for $2,092 million. In addition, $1,195 million was invested in RD&E and the company capitalized external software costs of $66 million and $70 million of internal-use software costs. The company invested $984 million for Plant, rental machines and other property, a decrease of $323 million from the comparable 2002 period, driven primarily by lower Microelectronics capital spending.

     In the first quarter of 2003, the company spent $65 million for the repurchase of the company's common shares. At March 31, 2003, the company has remaining authorization to purchase $3,799 million of IBM common shares in the open market from time to time, based on market conditions.

The company funded these investments primarily with cash from operations.

DEBT AND EQUITY

     The company's funding requirements are continually monitored and strategies are executed to manage the company's overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

     On January 21, 2003, the company filed with the Securities and Exchange Commission (SEC) a shelf registration to periodically sell up to $20 billion in debt securities, preferred and capital stock, depositary shares and warrants. The SEC declared this shelf registration effective on February 4, 2003. Under this shelf, the company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The net proceeds from the sale of the securities will be used for general corporate purposes, which may include debt repayment, investments in or extensions of credit to its subsidiaries, redemption of any preferred stock the company may issue, or financing of possible acquisitions or business expansion. The net proceeds may be invested temporarily or applied to repay short-term debt until they are used for their stated purpose.

     Consistent with the company's strategy to increase the concentration of borrowings at the IBM level, this shelf registration eliminates the need for a shelf registration associated with its

CONTRACTUAL OBLIGATIONS

                                                                          Payments Due In
                                            Balance as        --------------------------------------
(Dollars in millions)                       of 3/31/03         2003     2004-05  2006-07   After 2007
                                            ----------        -------   -------  -------   ----------
Long-term debt                              $   22,099        $ 3,308   $ 6,567  $ 3,721   $    8,503
Lease commitments                                5,876          1,136     2,025    1,315        1,400

COMMITMENTS

                                                                        Amounts Expiring In
                                            Balance as        --------------------------------------
(Dollars in millions)                       of 3/31/03         2003     2004-05  2006-07   After 2007
                                            ----------        -------   -------  -------   ----------
Unused lines of credit                      $    3,455        $ 3,072   $   287  $    94   $        2
Other commitments                                  273            100       159       14            -
Financial guarantees                               104             12        82        1            9

     Unused lines of credit represent amounts available to the company's distributors to support their working capital needs and available lines of credit relating to the company's syndicated loan activities. Other commitments primarily include the company's commitments to provide financing for future purchases of the company's products. Financial guarantees represent guarantees for certain loans and financial commitments that the company had made as of March 31, 2003.

LIQUIDITY

     The company maintains two global credit facilities totaling $12.0 billion in committed credit lines at March 31, 2003, including an $8.0 billion five-year facility (which has three years remaining) and a $4.0 billion 364-day facility (which expires on May 30, 2003), as part of its ongoing efforts to ensure appropriate levels of liquidity. As of March 31, 2003, amounts unused and available under these facilities were approximately $11.9 billion. Based upon the company's forward looking liquidity requirements, management decided to renew the 364-day facility, upon its expiration, in the amount of $2 billion, thereby reducing the total global facilities to $10 billion. At March 31, 2003, the company also had other mostly uncommitted lines of credit of approximately $7.6 billion, of which approximately $2.4 billion was unused as of March 31, 2003.

     As discussed on page 24, the company may make contributions to its pension plans. In addition, under the terms of the company's agreement to purchase PwC's consulting business, the company may be required to pay the sellers additional funds. As described in the company's 2002 Annual Report, the seller delivered net assets on October 1, 2002, that were approximately $454 million greater than the estimated amount originally paid by the company in 2002. This additional amount is subject to a contractual review by both parties. The review and any final payments are expected to be completed in the second quarter of 2003. The company expects to fund these requirements primarily from cash flow from operations. The company continues to monitor these matters to determine that they will not impair the independence of PricewaterhouseCoopers as the company's accountants under applicable regulations and professional guidelines.

CURRENCY RATE FLUCTUATIONS

     Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company's results. At March 31, 2003, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2002. The currency rate changes had a favorable effect on revenue growth of approximately 7 percentage points in the first quarter of 2003 and an unfavorable effect of approximately 3 percentage points in the first quarter of 2002.

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

     The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. The impact of the company's hedging activities are recorded in Cost of goods sold, SG&A, and Other (income) and expense in the Consolidated Statement of Earnings. Further discussion of currency and hedging appears in note L, "Derivatives and Hedging Transactions," on pages 84 to 86 of the 2002 IBM Annual Report.

GLOBAL FINANCING

     Global Financing is a business segment within IBM, but is managed (on an arm's-length basis) and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

RESULTS OF OPERATIONS

(Dollars in millions)                                                   Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                      2003                2002
                                                                     ------              ------
External revenue                                                     $  701              $  768
Internal revenue                                                        295                 186
                                                                     ------              ------
Total revenue                                                           996                 954
Total cost                                                              433                 407
                                                                     ------              ------
Gross profit                                                         $  563              $  547
                                                                     ======              ======
Gross profit margin                                                    56.5%               57.4%
Pre-tax income                                                       $  273              $  222
After-tax income                                                     $  179              $  146
Return on equity*                                                      20.5%               15.6%

* Return on equity is calculated using a two-point average of equity and an estimated tax rate principally based on Global Financing's geographic mix of earnings as IBM's provision for income taxes is determined on a consolidated basis.

     Global Financing revenue increased 4.4 percent (flat at constant currency) in the first quarter of 2003 versus the same period in 2002. The increase in 2003 was driven by an increase in used equipment sales partially offset by lower financing income due to a lower asset base. The lower asset base is due to decreases in demand for IT equipment associated with the current economic environment.

     Global Financing gross profit dollars increased 2.9 percent while gross profit margin declined 0.9 percentage points in the first quarter of 2003 versus the same period 2002. The increases in the first quarter of 2003 gross profit dollars were primarily driven by lower borrowing costs related to the current interest rate environment and improved margins in used equipment sales due to a mix change to higher margin products.

     Global Financing Pre-tax income increased 23.0 percent in the first quarter of 2003 versus the same period in 2002. The increase in 2003 was driven by a decrease in the provision for bad debt due to reduced exposure to the Communications Sector. (Also see page 34 for an additional discussion of IBM Global Financing allowance for doubtful accounts.)

     The increase in return on equity from the first quarter of 2003 versus the same period in 2002 was primarily due to a 22.6 percent rise in after-tax income and due to a decline in the equity balance from 2002 to 2003 as evidenced by the increase in the debt to equity ratio from 6.6x to 6.8x. See pages 35 and 36 for a discussion on debt.

FINANCIAL CONDITION

Balance Sheet

(Dollars in millions)                                     At March 31,   At December 31,
                                                              2003            2002
                                                          ------------   ---------------
Cash                                                      $      1,043   $         1,157
                                                          ------------   ---------------
Net investment in sales-type leases                             11,743            12,314
Equipment under operating leases:
 External customers                                              1,787             1,922
 Internal customers*                                             1,667             1,701
Customer loans                                                   9,342             9,621
                                                          ------------   ---------------
Total customer financing assets                                 24,539            25,558
Commercial financing receivables                                 4,336             5,525
Intercompany financing receivables*                              1,725             1,616
Other receivables                                                  414               445
Other assets                                                     1,007               941
                                                          ------------   ---------------
Total financing assets                                    $     33,064   $        35,242
                                                          ============   ===============

Intercompany payables*                                    $      3,117   $         5,383
Debt**                                                          24,134            23,828
Other liabilities                                                2,288             2,556
                                                          ------------   ---------------
Total financing liabilities                                     29,539            31,767
Total financing equity                                           3,525             3,475
                                                          ------------   ---------------
Total financing liabilities and equity                    $     33,064   $        35,242
                                                          ============   ===============

* Amounts eliminated for purposes of IBM's consolidated results. These assets, along with the other assets in this table are, however, leveraged using Global Financing debt.

** Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

     See page 46 for segment information regarding the Global Financing Balance Sheet.

Sources and Uses of Funds

     The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers' total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for software and services with terms generally two to five years. Customer financing also includes internal activity as described on page 36.

     Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days. Also included in commercial financing assets are syndicated loans.

Originations

(Dollars in millions)                                         Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003      2002
                                                              --------  --------
Customer finance:
 External                                                     $  2,412  $  2,505
 Internal                                                          297       290
Commercial finance                                               5,312     5,231
                                                              --------  --------
Total                                                         $  8,021  $  8,026
                                                              ========  ========

     Cash collections of both customer and commercial financing assets exceeded new financing originations in both the first quarter of 2003 and 2002, which resulted in a net decline in financing assets in these periods. Funds were also generated through the sale and lease of used equipment sourced primarily from prior year's lease originations.

     Cash generated by Global Financing was deployed to pay dividends to IBM and to reduce the intercompany payable to the company.

Financing Assets by Sector

     The following are the percentage of external financing assets by industry sector.

                                                       At March 31,    At December 31,
                                                           2003             2002
                                                       ------------    ---------------
Financial Services                                           32%                31%
Industrial                                                   19                 18
Business Partners*                                           13                 14
Communications                                               10                 12
Distribution                                                 10                 11
Public                                                       10                 10
Other                                                         6                  4
                                                       ------------    ---------------
Total                                                       100%               100%
                                                       ============    ===============

* Business Partner assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

     The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)                                  At March 31,    At December 31,
                                                           2003             2002
                                                       ------------    ---------------
Financing receivables                                  $     25,936    $        28,007
                                                       ------------    ---------------
Specific allowance for
 doubtful accounts                                             764                 787
Unallocated allowance for
 doubtful accounts                                              205                184
                                                       ------------    ---------------
Total allowance for
 doubtful accounts                                              969                971
                                                       ------------    ---------------
Net financing receivables                              $     24,967    $        27,036
                                                       ============    ===============
Allowance for doubtful
 account coverage                                               3.7%               3.5%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts (Dollars in millions)

                                Additions
Dec. 31,        Reserve         Bad Debts                      March 31,
 2002             Used*          Expense        Other**          2003
--------        -------         ----------      -----       --------------
$    971        $  (101)        $       77      $  22       $          969

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

     The percentage of financing receivables reserved increased from 3.5 percent at December 31, 2002, to 3.7 percent at March 31, 2003. Unallocated reserves increased 11.4 percent from $184 million in 2002 to $205 million in 2003, even though the average receivables balance declined 7.4 percent over the same period. The increase in reserve percentage was due to a seasonal decline in the asset base from year end. Specific reserves decreased 2.9 percent from $787 million to $764 million in 2003. The decrease in specific reserves was due to the disposal of reserved receivables during the period combined with lower requirements for additional specific reserves.

     Global Financing's bad debts expense declined to $77 million for the quarter ended March 31, 2003, compared with $123 million for the quarter ended March 31, 2002. The decline was primarily attributed to higher reserve additions recorded in the first quarter of 2002 associated with the Communications sector as compared to the first quarter of 2003.

Residual Value

     Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values. Global Financing has insight into product plans and cycles for the IBM product under lease. Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them to the residual values reflected in the portfolio.

     Sales of equipment, which are primarily sourced from equipment returned at end of lease, represents 34.3 percent of Global Financing's revenue in the first quarter of 2003 and 23.6 percent in the first quarter of 2002. The gross margins on these sales were 26.1 percent and 19.4 percent in the first quarter of 2003 and 2002, respectively. In addition to selling assets sourced from end of lease, Global Financing also leases used equipment to new customers or extends leasing arrangements with current customers. These are other ways that Global Financing profitably recovers the residual values. The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2002 and March 31, 2003. In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of March 31, 2003.

Residual Value

                                                                      Run Out of Mar. 31, 2003 Balance
                                                                      --------------------------------
(Dollars in millions)                            Dec. 31,   Mar. 31,                          2006 and
                                                   2002       2003     2003    2004    2005    Beyond
                                                 --------   --------  ------  ------  ------  --------
Sales-type leases                                $    821   $    819  $  225  $  283  $  235   $   76
Operating leases                                      242        217      57      72      59       29
                                                 --------   --------  ------  ------  ------   ------
Total unguaranteed residual value                $  1,063   $  1,036  $  282  $  355  $  294   $  105
                                                 ========   ========  ======  ======  ======   ======

Related original amount financed                 $ 27,534*  $ 27,317
Percentage                                            3.9%       3.8%

* Reclassified to conform with 2003 presentation.

Debt

                                                 At March 31,    At December 31,
                                                    2003             2002
                                                 ------------    ---------------
Debt to equity ratio                                   6.8x              6.9x

     Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio of approximately 7 to 1. The following table illustrates the correlation between Global Financing assets and Global Financing debt. Both assets and debt are presented in the Global Financing balance sheet on page 32.

[CHART]


                    Global Financing
                  ---------------------
                   Assets        Debt
                  --------     -------
1994               28,670       19,164
1995               28,846       19,722
1996               31,793       20,627
1997               35,444       23,824
1998               40,109       27,754
1999               39,686       26,799
2000               40,822       27,514
2001               36,670       25,545
2002               35,242       23,828
2003               33,064       24,134


* As of March 31, 2003.

     The company's Global Financing business provides funding predominantly for the company's external customers but also provides intercompany financing for the company (internal). See page 32 for further information. IBM manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing's external customer and internal business is included in the "Global Financing Results of Operations" on page 30 and in Segment Information on pages 44 through 46.

     In the company's Consolidated Statement of Earnings on page one, however, the interest expense supporting Global Financing's internal financing to the company is reclassified from Cost of financing to Interest expense.

Liquidity

     Global Financing is a segment of IBM and as such is supported by IBM's liquidity position and access to capital markets.

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

                           PART II - OTHER INFORMATION

ITEM 6 (a). EXHIBITS

EXHIBIT NUMBER

       3   The By-laws of IBM as amended through April 29, 2003.

      11   Statement re: computation of per share earnings.

      12   Statement re: computation of ratios.

    99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 (b). REPORTS ON FORM 8-K

     The company filed Form 8-K on January 2, 2003, its press release regarding the company's funding of the U.S. Pension plan. No financial statements were filed with this Form 8-K.

     The company filed Form 8-K on January 17, 2003, with respect to the company's financial results for the periods ended December 31, 2002, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended December 31, 2002. In addition, IBM's Chief Financial Officer, John R. Joyce's fourth-quarter earnings presentation to security analysts on Thursday, January 16, 2003 was filed as Attachment II of the Form 8-K.

     The company filed Form 8-K on February 10, 2003, charts presented by Doug Elix, Senior Vice President & Group Executive, IBM Global Services, at meeting with security analysts. No financial statements were filed with this Form 8-K.

     The company filed Form 8-K on February 21, 2003, its press release regarding the company's acquisition of Rational Software Corp. No financial statements were filed with this Form 8-K.

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

                                    International Business Machines Corporation
                                    -------------------------------------------
                                                  (Registrant)

Date: May 14, 2003

                                    By:

                                              /s/ Robert F. Woods
                                              --------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


     /s/ Samuel J. Palmisano
     -----------------------
        Samuel J. Palmisano

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


     /s/ John R. Joyce
     -----------------
        John R. Joyce

    Senior Vice President,

   Chief Financial Officer