Form 10-Q
period 2003-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2003-08-14
CIK 51143

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2003


                                     1-2360
                            (Commission file number)


                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                -----------------------------------------------
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

        The registrant has 1,730,181,246 shares of common stock outstanding at June 30, 2003.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION:

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statement of Earnings for the three and six
      months ended June 30, 2003 and 2002......................................................        1

    Consolidated Statement of Financial Position at
      June 30, 2003 and December 31, 2002......................................................        3

    Consolidated Statement of Cash Flows for the six months
      ended June 30, 2003 and 2002.............................................................        5

    Notes to Consolidated Financial Statements.................................................        6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION......................................       17

  ITEM 4. CONTROLS AND PROCEDURES..............................................................       39

PART II - OTHER INFORMATION....................................................................       39

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions except                              Three Months Ended         Six Months Ended
per share amounts)                                              June 30,                June 30,
                                                       ----------------------    -----------------------
                                                         2003          2002        2003           2002
                                                       --------      --------    --------       --------
REVENUE:
Global Services                                        $ 10,635      $  8,661    $ 20,804       $ 16,890
Hardware                                                  6,613         6,672      12,421         12,556
Software                                                  3,471         3,266       6,600          6,163
Global Financing                                            672           825       1,377          1,608
Enterprise Investments/Other                                240           227         494            464
                                                       --------      --------    --------       --------
TOTAL REVENUE                                            21,631        19,651      41,696         37,681

COST:
Global Services                                           7,879         6,382      15,516         12,475
Hardware                                                  4,831         5,019       9,093          9,463
Software                                                    479           500         961          1,049
Global Financing                                            305           356         595            696
Enterprise Investments/Other                                139           124         300            228
                                                       --------      --------    --------       --------
TOTAL COST                                               13,633        12,381      26,465         23,911
                                                       --------      --------    --------       --------

GROSS PROFIT                                              7,998         7,270      15,231         13,770

EXPENSE:
Selling, general and administrative                       4,460         5,288       8,675          9,311
Research, development and
  engineering                                             1,226         1,198       2,421          2,333
Intellectual property and custom
  development income                                       (199)         (243)       (481)          (539)
Other (income) and expense                                    4           399          88            194
Interest expense                                             41            33          81             63
                                                       --------      --------    --------       --------
TOTAL EXPENSE AND OTHER INCOME                            5,532         6,675      10,784         11,362

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                          2,466           595       4,447          2,408
Provision for income taxes                                  741           150       1,335            679
                                                       --------      --------    --------       --------
INCOME FROM CONTINUING OPERATIONS                         1,725           445       3,112          1,729

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF EARNINGS - (CONTINUED)
                                   (UNAUDITED)

(Dollars in millions except                              Three Months Ended          Six Months Ended
  Per share amounts)                                          June 30,                    June 30,
                                                      -----------------------    ---------------------------
                                                         2003          2002         2003              2002
                                                      ---------     ---------    ---------         ---------
DISCONTINUED OPERATIONS
Loss from discontinued operations                           (20)         (389)         (23)             (481)
                                                      ---------     ---------    ---------         ---------
NET INCOME                                            $   1,705     $      56    $   3,089         $   1,248
                                                      =========     =========    =========         =========

EARNINGS PER SHARE OF COMMON STOCK:
  Assuming dilution
    Continuing operations                             $    0.98     $    0.25    $    1.77         $    0.98
    Discontinued operations                               (0.01)        (0.22)       (0.01)            (0.28)
                                                      ---------     ---------    ---------         ---------
    Total                                             $    0.97     $    0.03    $   1 .75*        $    0.71*
                                                      =========     =========    =========         =========

  Basic
    Continuing operations                             $    1.00     $    0.26    $    1.80         $    1.01
    Discontinued operations                               (0.01)        (0.23)       (0.01)            (0.28)
                                                      ---------     ---------    ---------         ---------
    Total                                             $    0.99     $    0.03    $    1.79         $    0.73
                                                      =========     =========    =========         =========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING: (MILLIONS)

  Assuming dilution                                     1,763.7       1,730.4      1,761.1           1,741.7

  Basic                                                 1,729.8       1,705.0      1,727.6           1,711.7

CASH DIVIDENDS PER COMMON SHARE                       $    0.16     $    0.15    $    0.31         $    0.29

* Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                      At June 30,
(Dollars in millions)                                    2003         At December 31,
                                                      (Unaudited)          2002
                                                      -----------     ---------------
ASSETS
  Current assets:
  Cash and cash equivalents                           $     4,842       $    5,382
  Marketable securities -- at fair value,
    which approximates market value                           979              593
  Notes and accounts receivable -- trade, net of
    allowances                                              9,232            9,915
  Short-term financing receivables                         14,929           15,996
  Other accounts receivable                                 1,452            1,447
  Inventories, at lower of average cost or net
    realizable value
    Finished goods                                          1,075              960
    Work in process and raw materials                       2,286            2,188
                                                      -----------       ----------

  Total inventories                                         3,361            3,148
  Deferred taxes                                            2,368            2,617
  Intangible assets -- net                                    218              175
  Prepaid expenses and other current assets                 2,414            2,379
                                                      -----------       ----------
  Total current assets                                     39,795           41,652

  Plant, rental machines and other property                36,705           36,083
    Less: Accumulated depreciation                         22,145           21,643
                                                      -----------       ----------
  Plant, rental machines and other property -- net         14,560           14,440
  Long-term financing receivables                          10,466           11,440
  Prepaid pension assets                                   17,176           16,003
  Intangible assets -- net                                    809              562
  Goodwill                                                  6,233            4,115
  Investments and sundry assets                             7,899            8,272
                                                      -----------       ----------
  TOTAL ASSETS                                        $    96,938       $   96,484
                                                      ===========       ==========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      At June 30,
(Dollars in millions except                               2003        At December 31,
per share amounts)                                    (Unaudited)          2002
                                                      -----------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Taxes                                             $     4,630       $    5,476
    Short-term debt                                         4,873            6,031
    Accounts payable and accruals                          22,008           23,043
                                                      -----------       ----------
  Total current liabilities                                31,511           34,550

  Long-term debt                                           18,972           19,986
  Retirement and nonpension postretirement
    benefit obligations                                    13,527           13,215
  Other liabilities                                         6,355            5,951
                                                      -----------       ----------
  TOTAL LIABILITIES                                        70,365           73,702

  STOCKHOLDERS' EQUITY:
    Common stock - par value $.20 per share                15,413           14,858
      Shares authorized: 4,687,500,000
      Shares issued: 2003 - 1,926,496,876
                     2002 - 1,920,957,772
    Retained earnings                                      33,699           31,555

    Treasury stock - at cost                              (19,940)         (20,213)
      Shares: 2003 - 196,315,630
              2002 - 198,590,876
  Accumulated gains and losses not
    affecting retained earnings                            (2,599)          (3,418)
                                                      -----------       ----------
  TOTAL STOCKHOLDERS' EQUITY                               26,573           22,782
                                                      -----------       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    96,938       $   96,484
                                                      ===========       ==========

(The accompanying notes are an integral part of the financial statements.)

                   INTERNATIONAL BUSINESS MACHINES CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)

(Dollars in millions)                                                  2003              2002
                                                                    ----------        ----------
CASH FLOW FROM OPERATING ACTIVITIES FROM
  CONTINUING OPERATIONS:
  Income from continuing operations                                 $    3,112        $    1,729
  Adjustments to reconcile income from continuing
    operations to cash provided from operating activities:
    Depreciation                                                         1,927             2,360
    Amortization of software                                               365               341
    Gain on disposition of fixed and other assets                          (59)             (154)
    Changes in operating assets and liabilities                            628             1,564
                                                                    ----------        ----------
  NET CASH PROVIDED FROM OPERATING ACTIVITIES FROM
    CONTINUING OPERATIONS                                                5,973             5,840
                                                                    ----------        ----------
CASH FLOW FROM INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS:
  Payments for plant, rental machines
    and other property, net of proceeds                                 (1,673)           (2,061)
  Investment in software                                                  (297)             (272)
  Acquisition of businesses                                             (1,188)             (148)
  Purchases of marketable securities and other
    investments                                                         (3,321)             (267)
  Proceeds from marketable securities and other
    investments                                                          3,171               230
                                                                    ----------        ----------
  NET CASH USED IN INVESTMENT ACTIVITIES FROM
    CONTINUING OPERATIONS                                               (3,308)           (2,518)
                                                                    ----------        ----------
CASH FLOW FROM FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS:
  Proceeds from new debt                                                   469             1,806
  Payments to settle debt                                               (2,882)           (1,819)
  Short-term repayments less than 90 days -- net                          (462)           (2,372)
  Common stock transactions -- net                                         280            (2,960)
  Cash dividends paid                                                     (536)             (497)
                                                                    ----------        ----------
  NET CASH USED IN FINANCING ACTIVITIES FROM
    CONTINUING OPERATIONS                                               (3,131)           (5,842)
                                                                    ----------        ----------
Effect of exchange rate changes on
  cash and cash equivalents                                                 90               127

Net cash flow used by discontinued operations                             (164)             (484)
                                                                    ----------        ----------
Net change in cash and cash equivalents                                  (540)            (2,877)
Cash and cash equivalents at January 1                                   5,382             6,330
                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT JUNE 30                                $    4,842        $    3,453
                                                                    ==========        ==========


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

(Dollars in millions except
   per share amounts)                              Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                -----------------------    -----------------------
                                                   2003         2002          2003         2002
                                                ----------   ----------    ----------   ----------
Net income                                      $    1,705   $       56    $    3,089   $    1,248
Add: Stock-based compensation
  expense included in reported
  net income, net of related tax effects                24            1            45           17

Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects                   247          275           511          546
                                                ----------   ----------    ----------   ----------
Pro forma net income                            $    1,482   $     (218)   $    2,623   $      719
                                                ==========   ==========    ==========   ==========
Earnings per share of common stock:
    Basic - as reported                         $     0.99   $     0.03    $     1.79   $     0.73

    Basic - pro forma                           $     0.86   $    (0.13)   $     1.52   $     0.42
    Assuming dilution - as reported             $     0.97   $     0.03    $     1.75   $     0.71
    Assuming dilution - pro forma               $     0.85   $    (0.13)   $     1.51   $     0.42

3. The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions                               Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                -----------------------    -----------------------
                                                   2003         2002          2003         2002
                                                ----------   ----------    ----------   ----------
Net Income                                      $    1,705   $       56    $    3,089   $    1,248
                                                ----------   ----------    ----------   ----------
Gains and losses not affecting
  retained earnings (net of tax):
  Foreign currency translation
    adjustments                                        521          630           842          450
  Minimum pension liability
    adjustments                                        (24)          (4)          (43)          18
  Net unrealized gains/(losses) on
    marketable securities                                6           (5)            4          (13)
  Net unrealized (losses)/gains on
    cash flow hedge derivatives                        (23)        (532)           16         (586)
                                                ----------   ----------    ----------   ----------
  Total (losses) and gains not
    affecting retained earnings                        480           89           819         (131)
                                                ----------   ----------    ----------   ----------
  Net income plus gains and losses
    not affecting retained earnings             $    2,185   $      145    $    3,908   $    1,117
                                                ==========   ==========    ==========   ==========

4. The Emerging Issues Task Force (EITF) recently reached a consensus on two issues relating to the accounting for multiple element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software". The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The company is evaluating the impact of these two EITF issues on the Consolidated Financial Statements. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. IBM will adopt prospectively as of July 1, 2003.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have a material effect on the Consolidated Financial Statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the company's Consolidated Financial Statements. The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. SFAS 150 is not expected to have a material effect on the Consolidated Financial Statements.

    In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the company will adopt the consolidation guidance applicable to existing VIEs as of the reporting period beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance of FIN 46. The company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

5. The changes in the carrying amount of goodwill, by external reporting segment, for the period ended June 30, 2003, are as follows:

                                                                                           Foreign
                                                             Purchase                     Currency
                                   Balance     Goodwill       Price                      Translation     Balance
  Segment                          1/1/03     Additions    Adjustments    Divestitures   Adjustments     6/30/03
  -------                          -------    ---------    -----------    ------------   -----------     -------
Global Services                    $ 2,926    $       -       $  567         $  (6)        $ 137         $ 3,624
Systems Group                          137            -            -             -             -             137
Personal Systems Group                  13            -            -             -             -              13
Technology Group                        24            -            -             -             -              24
Software                             1,015        1,413            4             -             3           2,435
Global Financing                         -            -            -             -             -               -
Enterprise Investments                   -            -            -             -             -               -
                                   -----------------------------------------------------------------------------

Total                              $ 4,115     $  1,413       $  571         $  (6)        $ 140         $ 6,233
                                   =======     ========       ======         =====         =====         =======

    There were no goodwill impairment losses recorded during the first six months of 2003.

    The following schedule details the company's intangible asset balances by major asset class:

(Dollars in millions)                      Gross Carrying     Accumulated        Net Carrying
Intangible asset class                         Amount        Amortization     Amount at 6/30/03
----------------------                     --------------    ------------     -----------------
Customer-related                              $    703         $  (186)            $   517
Completed technology                               434            (144)                290
Strategic alliances                                118             (26)                 92
Patents/Trademarks                                  98             (56)                 42
Other(a)                                           111             (25)                 86
                                              --------         -------             -------
Total                                         $  1,464         $  (437)            $ 1,027
                                              ========         =======             =======

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

    The net carrying amount of intangible assets increased $290 million during the first six months of 2003, primarily due to the acquisition of Rational Software Corp. (Rational) partially offset by amortization of existing intangible asset balances.

    The aggregate intangible amortization expense was $78 million and $152 million for the second quarter and first six months of 2003, respectively, versus $40 million and $80 million for the second quarter and first six months of 2002.

    Future amortization expense relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2003:

2003 (for second half)                 $ 182 million
2004                                   $ 321 million
2005                                   $ 246 million
2006                                   $ 126 million
2007                                   $  73 million

6. As described in the company's 2002 Annual Report and in connection with the acquisition of PricewaterhouseCoopers' (PwC) consulting business, the original recorded amount of net tangible assets transferred to IBM from PwC was approximately $454 million greater than the estimated amount originally paid by the company in 2002. The amount of net tangible assets transferred is subject to a review process between both parties under terms of the agreement, which process was substantially completed during the second quarter of 2003. As a result of the review process and other adjustments, the company paid an additional amount to PwC of $397 million in July 2003. The company recorded a liability for this amount as of June 30, 2003. Substantially all of the payment was accounted for as incremental goodwill due to the fact that the net tangible assets recorded by IBM as of October 1, 2002 included the incremental amount.

        The table below presents the updated allocation of purchase price related to the company's 2002 acquisition of PwC's consulting business.

                                                                      Original
                                                                    Disclosed in
                                                                        2002
                                                 Amortization          Annual              Purchase         Total
(Dollars in millions)                             Life (yrs.)          Report            Adjustments*     Allocation
---------------------                            ------------       ------------         ------------     ----------
Current assets                                                        $  1,197             $ (162)         $  1,035
Fixed assets/non-current                                                   199                (22)              177
Intangible assets:
  Goodwill                                            N/A                2,461                570             3,031
  Strategic alliances                                   5                  103                  -               103
  Non-contractual customer relationships           4 to 7                  131                  -               131
  Customer contracts/backlog                       3 to 5                   82                  -                82
  Other identifiable intangible assets             3 to 5                   95                  -                95
                                                                      --------             ------          --------
Total assets acquired                                                    4,268                386             4,654
                                                                      --------             ------          --------
Current liabilities                                                       (560)               (10)             (570)

Non-current liabilities                                                   (234)                37              (197)
                                                                      --------             ------          --------
Total liabilities assumed                                                 (794)                27              (767)
                                                                      --------             ------          --------
Total purchase price                                                  $  3,474             $  413          $  3,887
                                                                      ========             ======          ========

* Adjustments relate to the amount paid by the company to PwC as a result of the substantial completion of the review discussed above as well as other purchase accounting adjustments primarily related to accounts receivable and other accruals.

    7. On February 21, 2003, the company purchased the outstanding stock of Rational for $2,092 million in cash. Rational provides open, industry standard tools, best practices and services for developing business applications and building software products and systems. The Rational acquisition provides the company with the ability to offer a complete development environment for customers. The transaction was completed on February 21, 2003, from which time the results of this acquisition were included in the company's Consolidated Financial Statements. The company merged Rational's business operations and employees into the IBM Software Group as a new division and brand.

        The allocation of the purchase price for this acquisition as of the date of acquisition is presented in the following table:

                                                      Amortization
(Dollars in millions)                                  Life (yrs.)          Amount
                                                      ------------          ------
Current assets                                                             $ 1,179
Fixed assets/non-current                                                        83
Intangible assets:
  Completed technology                                      3                  229
  Customer relationships                                    7                  180
  Other identifiable intangible assets                    2-5                   32
  Goodwill                                                N/A                1,365
In-process research & development                                                9
                                                                           -------
Total assets acquired                                                        3,077
                                                                           -------
Current liabilities                                                           (347)

Non-current liabilities                                                       (638)
                                                                           -------
Total liabilities assumed                                                     (985)
                                                                           -------
Total purchase price                                                       $ 2,092
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

8. During the second quarter of 2002, the company executed several actions in its Microelectronics Division. The Microelectronics Division is within the company's Technology segment. These actions are the result of the company's announced intentions to refocus and direct its microelectronics business to the high-end foundry, Application Specific Integrated Circuit (ASICs) and standard products, while creating its new Engineering and Technology Services Division. A major part of the actions relate to a significant reduction in the company's manufacturing capacity for aluminum technology.

    In addition, the company rebalanced both its workforce and leased space resources primarily in response to the recent decline in corporate spending on technology-related services.

    The following table summarizes the significant components of these actions:

(Dollars in millions)
                                  Liability
                                 recorded in
                                Second Quarter   Liability as of                Other       Liability as of
                                    2002            12/31/02      Payments   Adjustments+       6/30/03
                                --------------   ---------------  --------   ------------   ---------------
MICROELECTRONICS:
Machinery/ equipment:
  Current                        $    67(A)*      $    42         $    24    $     6            $    24
  Non-current                         33(A)**          17               -         (9)                 8
Non cancelable
  purchase commitments:
  Current                             35(B)*           24              16         14                 22
  Non-current                         25(B)**          13               -        (13)                 -
Employee terminations:
  Current                             44(C)*            1               1          -                  -
  Non-current                          1(C)**           1               -          -                  1

Vacant Space:
  Current                              5(D)*            5               2          2                  5
  Non-current                          6(D)**           5               -         (1)                 4

  Sale of Endicott facility            2(E)*           10               6         (2)                 2
  Sale of certain operations          10(F)*            1               1          -                  -

GLOBAL SERVICES AND OTHER:
  Employee terminations:
    Current                          671(G)*          143              89        (14)                40
    Non-current                       51(G)**          78               -         (4)                74
  Vacant space:
    Current                           57(H)*           44              48         49                 45
    Non -current                      94(H)**          86               -        (37)                49
                                 ----------------------------------------------------------------------
                                 $ 1,101          $   470         $   187    $    (9)           $   274
                                 =======          =======         =======    =======            =======

+ Principally represents currency translation adjustments and reclassification of non-current to current. In addition, net adjustments of $18million were made in the second quarter of 2003 to reduce previously recorded liabilities. These adjustments, along with $7 million for assets previously written off, were primarily for differences between the estimated and actual proceeds on the disposition of certain assets as well as changes in the estimated cost of employee terminations and in vacant space accrual estimates.
* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial Position.

(A) This amount is comprised of costs incurred to remove abandoned capital assets and the remaining lease payments for leased equipment that was abandoned in the second quarter of 2002. The liability at June 30, 2003 relates to the remaining lease payments, which will continue through 2005.

(B) The company is subject to certain noncancelable purchase commitments. As a result of the decision to significantly reduce aluminum capacity, the company no longer has a need for certain materials subject to these agreements. The required future payments for materials no longer needed under these contracts are expected to be paid through June 30, 2004.

(C) The workforce reductions represent 1,400 people, all of whom left the company as of June 30, 2003. The remaining liability relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.

(D) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. The length of these obligations varies by lease with the longest extending through 2006.

(E) As part of the company's strategic realignment of its Microelectronics business to exit the manufacture and sale of certain products and component technologies, the company signed an agreement in the second quarter of 2002 to sell its interconnect products operations in Endicott to Endicott Interconnect Technologies, Inc. (EIT). As a result of this transaction, the company incurred a $223 million loss on sale, primarily relating to the land, buildings, machinery and equipment. The transaction closed in the fourth quarter of 2002. The company entered into a limited supply agreement with EIT for future products, and it will also lease back, at fair market value rental rates, approximately one third of the Endicott campus' square footage for operations outside the interconnect OEM business.

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

(G) The majority of the workforce reductions relate to the company's Global Services business. The workforce reductions represent 14,213 people, all of whom left the company as of June 30, 2003. See C above for information on the remaining liability.

(H) The space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangements. This space relates primarily to workforce dynamics in the Global Services business and the downturn in corporate technology spending on services. The length of these obligations varies by lease with the longest extending through 2016.

    During the fourth quarter of 2002, the company executed several actions related to the company's acquisition of PricewaterhouseCoopers' (PwC) consulting business. Specifically, the company rebalanced both its workforce and its leased space resources. The following table summarizes the significant components of these actions:

(Dollars in millions)
                                  Liability
                                 recorded in
                                Fourth Quarter   Liability as of                Other       Liability as of
                                    2002            12/31/02      Payments   Adjustments+       6/30/03
                                --------------   ---------------  --------   ------------   ---------------
Workforce:
  Current                        $   296(A)*      $   278         $   185    $   (10)           $    83
  Non-current                         57(A)**          57               -         14                 71

Vacant space:
  Current                             68(B)*           67               8          3                 62
  Non -current                       180(B)**         180               -        (15)               165
                                 ----------------------------------------------------------------------
                                 $   601          $   582         $   193    $    (8)           $   381
                                 =======          =======         =======    =======            =======

+ Principally represents currency translation adjustments, adjustments to the purchase price allocation for the PwC consulting acquisition, and reclassifications between current and non-current. In addition, net adjustments of $2 million were made in the second quarter of 2003 to reduce previously recorded liabilities. These adjustments were changes in the estimated cost of employee terminations and vacant space. There were also net adjustments of $5 million made in the second quarter of 2003 to reduce previously recorded liabilities, that were recorded in purchase accounting, for changes in the estimated cost of employee terminations and vacant space.

* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial Position.

(A) The majority of the workforce reductions relates to the company's Global Services business. The workforce reductions represent 4,744 people of which approximately 95 percent left the company as of June 30, 2003. The non-current workforce accrual relates to terminated employees in certain countries outside the United States, for whom the company is required to make annual payments to supplement their incomes. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.

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

                            Liability                                Liability
                              as of                                    as of
(Dollars in millions)       12/31/2002   Payments   Other Adj.(d)    6/30/2003
                            ----------   --------   -------------    ---------
Current:
 Workforce (a)                $   647     $  404       $  30          $  273
 Space (b)                        181        132         101             150
 Other(c)                         115         60           4              59
                              -------     ------       -----          -------
Total                         $   943     $  596       $ 135          $   482*
                              =======     ======       =====          =======
Non-current:
 Workforce (a)                $   574     $    -       $  25          $   599
 Space (b)                        419          -         (88)             331
 Other(c)                          31          -         (23)               8
                              -------     ------       -----          -------
Total                         $ 1,024     $    -       $ (86)         $   938**
                              =======     ======       =====          =======

(a) Workforce accruals relate to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies.
(b) Space accruals are for ongoing obligations to pay rent for vacant space that could not be sublet or space that was sublet at rates lower than the committed lease arrangement. The length of these obligations varies by lease with the longest extending through 2019.
(c) Other accruals are primarily the remaining liabilities associated with the 2002 actions and remaining liabilities associated with the HDD-related restructuring in 2002.
(d) Principally represents reclassification of non-current to current and currency translation adjustments . In addition, net adjustments of $51 million were made in the second quarter of 2003 to reduce previously recorded liabilities. These adjustments were for differences between the estimated and actual proceeds on the disposition of certain assets and changes in the estimated cost of employee terminations and vacant space for the 2002 actions ($20 million), net adjustments for fourth quarter 2002 actions recorded in purchase accounting ($5 million), HDD-related restructuring in 2002 ($21 million) and actions prior to 1999 ($5 million). The 2002 HDD restructuring charges and the second quarter 2003 adjustment thereto were recorded in Discontinued Operations in the Consolidated Statement of Earnings.

* Recorded in Accounts payable and accruals on the Consolidated Statement of Financial Position.
** Recorded in Other liabilities on the Consolidated Statement of Financial Position.

9. The tables on pages 49 through 52 of this Form 10-Q reflect the results of the company's segments consistent with its management system used by the company's chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles
(GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurements are based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of and in allocating resources to each of the segments.

10. The company has applied the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies", by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the company is the guarantor.

    The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party's claims. Further, the company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

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

    In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $104 million and $126 million at June 30, 2003 and December 31, 2002, respectively. These amounts include a limited guarantee of $63 million and $69 million associated with the company's loans receivable securitization program at June 30, 2003 and December 31, 2002, respectively.

    Changes in the company's warranty liability balance are illustrated in the following table:

(Dollars in millions)                                  2003        2002
                                                      -----       -----
Balance at January 1                                  $ 614       $ 520
Current period actuals                                  381         337
Accrual adjustments to reflect actual experience         40          77
Charges incurred                                       (396)       (425)
                                                      -----       -----
Balance at June 30                                    $ 639       $ 509
                                                      =====       =====

    Other commitments of the company include extended lines of credit, of which the unused amounts were $2,897 million and $3,482 million at June 30, 2003 and December 31, 2002, respectively. A portion of these amounts was available to the company's business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $397 million and $288 million at June 30, 2003 and December 31, 2002, respectively.

11. On April 29, 2003, the stockholders of the company approved the adoption of the IBM 2003 Employees Stock Purchase Plan (the 2003 Plan). The 2003 Plan permits employees to purchase IBM common shares through payroll deductions during semiannual offerings. The 2003 Plan is similar to the IBM 2000 Employees Stock Purchase Plan except that it does not have a specified duration because of the difficulty in predicting the rate of share consumption, which is based on stock price and participation rates over time. The 2003 Plan has 50,000,000 shares available for issuance as of July 1, 2003. The company will be required to seek subsequent stockholder approval prior to the issuance of any additional shares.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

    Second quarter revenue increased 10.1 percent (3 percent at constant currency) from the prior year second quarter. The company earned $1.7 billion of income from continuing operations or $0.98 per diluted common share including $17 million, net of tax, of benefit for adjustments to actions taken in 2002. Current IT demand is good, but not robust, and these results reflect the breadth of the company's offerings and its annuity-like core businesses, which represents over 50 percent of the company's profit. The advantages of this breadth can be seen during the 2003 second quarter whereby strength in the company's eServers business offset challenges faced in the company's Microelectronics business.

    For total operations, net income for the second quarter and first half of 2003, including discontinued operations, was $1,705 million and $3,089 million, respectively, (including a loss of $20 million and $23 million, respectively for discontinued operations) or $0.97 and $1.75, respectively, in earnings per diluted common share. This compares to total operations net income for the second quarter and first half of 2002, including discontinued operations, of $56 million and $1,248 million, respectively, (including a loss of $389 million and $481 million, respectively, for discontinued operations) or $0.03 and $0.71, respectively, in earnings per diluted common shares.

RESULTS OF CONTINUING OPERATIONS

(Dollars in millions)                              Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                -----------------------    -----------------------
                                                   2003         2002          2003         2002
                                                ----------   ----------    ----------   ----------
Revenue                                         $   21,631   $   19,651    $   41,696   $   37,681
Cost                                                13,633       12,381        26,465       23,911
                                                ----------   ----------    ----------   ----------
Gross profit                                    $    7,998   $    7,270    $   15,231   $   13,770
Gross profit margin                                   37.0%        37.0%         36.5%        36.5%
Income from continuing operations               $    1,725   $      445    $    3,112   $    1,729
Earnings per share of common stock from
  continuing operations:
    Assuming dilution                           $     0.98   $     0.25    $     1.77   $     0.98
    Basic                                       $     1.00   $     0.26    $     1.80   $     1.01

    The amount of shares actually outstanding at June 30, 2003 was 1,730.2 million shares.

    The weighted average number of common shares outstanding assuming dilution was higher by 33.3 million than the second quarter of 2002 and by 19.4 million than the first six months of 2002, primarily as a result of the company's use of common shares to fund a portion of its fourth quarter 2002 contribution to the (U.S.) IBM Personal Pension Plan (PPP). The weighted average number of shares assuming dilution was 1,763.7 million and 1,730.4 million in the second quarter of 2003 and 2002, respectively, and 1,761.1 million and 1741.7 million for the first six months of 2003 and 2002, respectively.

    Throughout this report, the reference to constant currency is made so that a segment can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the second quarter of 2003 and the first six months of 2003 the U.S. dollar generally weakened against other currencies, so growth at constant currency exchange rates was lower than growth at actual currency exchange rates.

    Revenue for the three months ended June 30, 2003 increased 10.1 percent (3 percent at constant currency) from the same period last year. The growth in revenue was primarily due to improved performance in Systems Group server and storage products as well as increased revenue as a result of recent acquisitions. These increases were partially offset by lower revenue from Technology Group products and the impact of declining personal computer revenue.

    In the Americas, second-quarter revenue was $9.5 billion, an increase of 5.3 percent (5 percent at constant currency) from the same period last year. Revenue from Europe/Middle East/Africa was $6.9 billion, up 22.6 percent (3 percent at constant currency). Asia-Pacific revenue increased 11.7 percent (6 percent at constant currency) to $4.6 billion. OEM revenue across all geographies was $588 million, a 30.4 percent decrease (31 percent at constant currency) compared with the second quarter of 2002.

    The company's total gross profit margin was 37.0 percent in the second quarter of 2003, unchanged from the same period in 2002.

    In the second quarter of 2003, total expense and other income was $5.5 billion, a decline of 17.1 percent from the second quarter of 2002 primarily due to the Microelectronics and productivity actions taken in the second quarter of 2002, partially offset by higher expenses associated with recent acquisitions.

    The company's effective tax rate on continuing operations in the second quarter of 2003 was 30.0 percent versus 25.3 percent in the second quarter of 2002. The increase was primarily due to the absence of the tax benefit associated with the second quarter Microelectronics actions taken in 2002.

GLOBAL SERVICES

(Dollars in millions)                              Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                -----------------------    -----------------------
                                                   2003         2002          2003         2002
                                                ----------   ----------    ----------   ----------
Total revenue                                   $   10,635   $    8,661    $   20,804   $   16,890
Total cost                                           7,879        6,382        15,516       12,475
                                                ----------   ----------    ----------   ----------
Gross profit                                    $    2,756   $    2,279    $    5,288   $    4,415
Gross profit margin                                   25.9%        26.3%         25.4%        26.1%

    Global Services revenue, including maintenance, increased 22.8 percent (14 percent at constant currency) and 23.2 percent (15 percent at constant currency), respectively, in the second quarter and first six months of 2003, when compared to the same periods of 2002. Global Services revenue, excluding maintenance, increased 25.2 percent (17 percent at constant currency) and 25.8 percent (17 percent at constant currency), respectively, for the second quarter and first six months of 2003 versus comparable periods of last year. Maintenance revenue increased 8.4 percent to $1,345 million (flat at constant currency) and
7.6 percent to $2,660 million (flat at constant currency), respectively, when compared to the same periods in 2002.

    Strategic Outsourcing Services (SO) revenue increased 12.3 percent to $4,201 million (5 percent at constant currency) in the second quarter of 2003 versus last year. SO revenue increased 12.5 percent to $8,192 million (5 percent at constant currency) for the first six months of 2003 versus the same period last year. Increases in SO revenue reflect the impact of new signings. E-business hosting, an SO offering that provides Web hosting infrastructure and application management as an Internet service, continued its strong pattern of revenue growth. Business Consulting Services (BCS) revenue increased 66.1 percent to $3,255 million (53 percent at constant currency) in the second quarter of 2003 versus the same period in 2002. BCS revenue increased 64.8 percent to $6,420 million (52 percent at constant currency) for the first six months of 2003 versus the same period in 2002. These increases were primarily the result of the acquisition of PwC's consulting business in the fourth quarter of 2002. Integrated Technology Services (ITS) revenue, excluding maintenance, increased
6.6 percent to $1,835 million (declined 1 percent at constant currency) in the second quarter of 2003 versus the second quarter of 2002. ITS revenue, excluding maintenance, increased 9.1 percent to $3,533 million (1 percent at constant currency) for the first six months of 2003 versus the first six months of 2002.

    The company signed $10.7 billion in services contracts in the second quarter of 2003. The signings included 13 contracts each in excess of $100 million, including five contracts over $250 million. The estimated services backlog including Strategic Outsourcing, BCS, ITS and Maintenance was $112 billion at June 30, 2003. Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

    Global Services gross profit dollars increased 20.9 percent and 19.8 percent, respectively, for the second quarter and first six months of 2003 versus the same periods last year. These increases were primarily a result of the increased revenue as described above. The gross profit margins declined 0.4 percentage points and 0.7 percentage points for the second quarter and first six months, respectively, of 2003 when compared to year-ago periods. These declines in gross profit margin were attributable to the changing revenue mix toward the lower margin BCS business, partially offset by benefits from the 2002 special actions.

    Looking forward, the company signed approximately $3 billion of services contracts, excluding maintenance, during the first half of July 2003. Although the timing and ultimate number of signings within each quarter is not possible to predict with precision, the company is encouraged by the level of signings that closed during the beginning of the new quarter.

HARDWARE

(Dollars in millions)                Three Months Ended                        Six Months Ended
                                          June 30,                                 June 30,
                                   --------------------                       ------------------
                                     2003        2002                           2003      2002
                                   -------    ---------                       --------  --------
Total revenue                      $ 6,613    $   6,672                       $ 12,421  $ 12,556
Total cost                           4,831        5,019                          9,093     9,463
                                   -------    ---------                       --------  --------
Gross profit                       $ 1,782    $   1,653                        $ 3,328  $  3,093
Gross profit margin                   26.9%        24.8%                          26.8%     24.6%

    Revenue from hardware decreased 0.9 percent (6 percent at constant currency) and decreased 1.1 percent (6 percent at constant currency), respectively, for the second quarter and first six months of 2003, versus the same periods in 2002.

    Systems Group revenue increased 9.8 percent to $3,221 million (3 percent at constant currency) in the second quarter of 2003 versus the same period last year. Systems Group revenue increased 8.3 percent to $5,867 million (2 percent at constant currency) for the first six months of 2003 versus the same period last year. Revenue and share growth continued in the pSeries UNIX servers in both periods resulting from strength in both high-end and entry servers, as the company completed the transition to the Power4+ technology. The xSeries server revenue increased in the second quarter and first six months of 2003 versus the same periods of 2002 due to growth in sales of servers partially offset by lower workstation revenue. Strength in server sales were in multiprocessor and clustered environments as well as in blades. Revenue from iSeries servers increased in the second quarter and first six months of 2003 versus year-ago periods due to a shift to larger and more richly configured servers. Revenue from zSeries mainframes decreased in both the second quarter and first six months of 2003 versus the same periods of last year. The total deliveries of zSeries computing power as measured in MIPS (millions of instructions per second) declined 7 percent in the second quarter of 2003 compared to the second quarter of 2002. Although the company began shipping its new zSeries z990 mainframe in mid-June in order to meet the needs of certain of the company's largest customers, the MIPS decline relates to deferrals by other customers' of purchases in anticipation of new functionality, as described on page 22.

       Storage Systems revenue increased in the second quarter and the first six months of 2003 versus the same periods of last year as a result of increased revenue for enterprise disk storage (Shark) and FAStT products. This increase was partially offset by lower tape products revenue due to sluggish demand for high-end models.

    Personal Systems Group revenue decreased 2.8 percent to $2,723 million (8 percent at constant currency) in the second quarter of 2003 versus the same period in 2002. Personal Systems Group revenue declined 3.7 percent to $5,113 million (9 percent at constant currency) for the first six months of 2003 versus the same period in 2002. The revenue declines in both periods were driven by lower revenue from personal computers, retail store solutions and printing systems products. The decline in revenue primarily reflects a reduction in prices, which more than offset gains from increased volumes. The company continued to yield benefits from the execution of its strategies for personal computers as inventories were lower, costs declined and the company continues to differentiate its hardware with unique software and services offerings.

    Technology Group revenue declined 34.3 percent to $659 million (35 percent at constant currency) in the second quarter of 2003 versus the comparable period in 2002. Technology Group revenue declined 27.5 percent to $1,401 million (28 percent at constant currency) for the first six months of 2003 versus the comparable period of 2002. These declines were primarily driven by actions taken in 2002 to refocus and direct its microelectronics business to the high-end foundry, ASICs and standard products, while creating a new technology services business. These actions included the divestiture of multiple non-core businesses. Second quarter 2003 demand was also sluggish from certain OEM customers. The company continues to monitor projected customer demand and bring new tools on-line appropriately. Microelectronics' largest customer is the Systems Group and played a large part in Systems Group's improved results and market share gains.

    Hardware gross profit dollars for the second quarter and first six months of 2003 increased 7.8 percent and 7.6 percent, respectively, from comparable periods in 2002. The hardware gross profit margin increased 2.1 percentage points and 2.2 percentage points, respectively, from the prior year periods. The increases were primarily driven by Systems Group and personal computers. Systems Group gross profit margins increased due to improvements across all eServer Series and Storage Systems products. Personal computer gross profit margin increased as a result of reduced costs relating to recent supply chain initiatives and a shift in revenue from desktop to mobile products, which have a better gross profit.

    Looking forward, the company plans to deliver additional z990 functionality in the second half of 2003 that addresses the needs of other zSeries customers:
Secure-key cryptography and the doubling of available I/O channels. The company's recent supply chain initiatives such as outsourcing a significant portion of its low and midrange xSeries server manufacturing and certain mobile personal computer configuration processes will continue to improve cost of sales. The company, however, does not anticipate sequential quarterly revenue improvement for the Technology Group until the fourth quarter of 2003.

SOFTWARE

(Dollars in millions)                Three Months Ended                        Six Months Ended
                                          June 30,                                 June 30,
                                   --------------------                       ------------------
                                     2003        2002                           2003      2002
                                   -------    ---------                       --------   -------
Total revenue                      $ 3,471    $   3,266                       $  6,600   $ 6,163
Total cost                             479          500                            961     1,049
                                   -------    ---------                       --------   -------
Gross profit                       $ 2,992    $   2,766                       $  5,639   $ 5,114
Gross profit margin                   86.2%        84.7%                          85.4%     83.0%

    Revenue from software increased 6.2 percent (declined 2 percent at constant currency) and 7.1 percent (flat at constant currency), respectively, versus the second quarter and first six months of 2002. The company's middleware brands, which include DB2 database software, WebSphere (facilitates customers' ability to manage a wide variety of business processes through the Web), Tivoli (enables customers to centrally manage and efficiently utilize their network and storage), Lotus (increases customers' ability to communicate, collaborate and learn in an effective manner), and Rational (comprehensive software development tools), increased revenue 7 percent to $2,730 million (declined 1 percent at constant currency) in the second quarter of 2003 compared to the same period in 2002. Middleware revenue increased 8 percent to $5,129 million (1 percent at constant currency) for the first six months of 2003 compared to the same period in 2002. Data management software revenue increased in both periods primarily as a result of growth in DB2 volumes. Revenue from the WebSphere family of products grew in both periods primarily driven by growth in Portals and Application Server volumes. Tivoli revenue increased in both periods driven by strong growth in Security and Storage software offset by a decline in Systems Management revenue. Lotus Messaging revenue declined in both periods as the company transitions from the mature Notes/Domino platform into new product areas such as Workplace Messaging, a Web-based e-mail solution for deskless employees. Rational Software (acquired during the first quarter of 2003) revenue accounted for more than 70 percent of the second quarter 2003 middleware revenue increase.

    Operating-systems software revenue increased 5 percent to $589 million (declined 2 percent at constant currency) in the second quarter of 2003 and increased 7 percent to $1,157 million (flat at constant currency) for the first six months of 2003, when compared with prior year periods. The revenue increases in both periods were primarily driven by growth in zSeries, pSeries and xSeries revenue.

    Software gross profit dollars increased 8.2 percent and 10.3 percent, respectively, for the second quarter and first six months of 2003 versus the same periods in 2002. The gross profit margin improved 1.5 percentage points and
2.4 percentage points, respectively, for the second quarter and first six months of 2003 compared to the same periods in 2002. The improvements in gross profit dollars and gross profit margins were primarily driven by the growth in software revenue, as a result of currency, and lower services and support costs.

    Looking forward, the company continues to expand and forge new relationships with independent software application vendors. In addition, the first quarter 2003 acquisition of Rational, the second quarter acquisition of Think Dynamics ($48 million purchase price), and the July 2003 acquisition of Aptrix (approximately $11 million purchase price) are key to the company's strategy of targeted acquisitions that strengthen IBM's ability to help customers develop into on-demand businesses.

ENTERPRISE INVESTMENTS/OTHER

(Dollars in millions)                Three Months Ended                        Six Months Ended
                                          June 30,                                 June 30,
                                    -------------------                        -----------------
                                     2003         2002                           2003      2002
                                    ------       ------                        -------   -------
Total revenue                       $  240       $  227                        $   494   $   464
Total cost                             139          124                            300       228
                                    ------       ------                        -------   -------
Gross profit                        $  101       $  103                        $   194   $   236
Gross profit margin                   41.9%        45.8%                          39.2%     51.1%

    Revenue from Enterprise Investments/Other increased 5.8 percent (declined 1 percent at constant currency) and 6.6 percent (declined 2 percent at constant currency), respectively, for the second quarter and first six months of 2003, versus comparable periods in 2002. These increases were primarily driven by higher revenue from product life-cycle management software.

    Enterprise Investments/Other gross profit dollars decreased 3.3 percent and
18.2 percent, respectively, in the second quarter and first six months of 2003 versus the prior year periods. The gross profit margins declined 3.9 percentage points and 11.9 percentage points, respectively, for the second quarter and first six months of 2003 versus the same periods in 2002. The decline in the gross profit margin in the second quarter of 2003 versus 2002 was primarily a result of a lower margin for product life-cycle management products. The decline in the gross profit dollars and gross profit margin for the first six months of 2003 versus the first six months of 2002 was primarily the result of foreign currency hedging losses recorded in the first quarter of 2003 and lower product life-cycle management product margins.

EXPENSE AND OTHER INCOME

(Dollars in millions)                              Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                 --------------------        -------------------
                                                   2003         2002            2003      2002
                                                 -------      -------        --------   --------
Selling, general and administrative              $ 4,460      $ 5,288        $  8,675   $  9,311
Percentage of revenue                               20.6%        26.9%           20.8%      24.7%

Research, development and engineering            $ 1,226      $ 1,198        $  2,421   $  2,333
Percentage of revenue                                5.7%         6.1%            5.8%       6.2%

Intellectual property and custom
 development (income)                            $  (199)     $  (243)       $   (481)  $   (539)

Other (income) and expense                       $     4      $   399        $     88   $    194

Interest expense                                 $    41      $    33        $     81   $     63
                                                 -------      -------        --------   --------
Total expense and other income                   $ 5,532      $ 6,675        $ 10,784   $ 11,362
Percentage of revenue                               25.6%        34.0%           25.9%      30.2%

    SG&A expense decreased 15.7 percent (20 percent at constant currency) and
6.8 percent (11 percent at constant currency), respectively, in the second quarter and first six months of 2003 versus the same periods in 2002. The decrease in the second quarter of 2003 and the first six months of 2003 was primarily due to the Microelectronics and productivity actions taken in the second quarter of 2002 amounting to $1,250 million compared to second quarter 2003 charges for ongoing workforce rebalancing of $116 million. In addition, the provision for doubtful accounts was $56 million and $136 million in the second quarter and first six months of 2003, respectively, versus $148 million and $302 million in the second quarter and first six months of 2002. These decreases are reflective of the increased provisions the company was recording in prior periods to reflect the general economic environment as well as specific items, such as the Communications sector and the Latin America region. These issues have stabilized and contributed to the lower year-to-year charges. Advertising and promotional expense was $369 million and $678 million in the second quarter and first six months of 2003, respectively, versus $369 million and $680 million in the second quarter and first six months of 2002. These decreases in SG&A were partially offset by higher expenses associated with the recent acquisitions of PwC's consulting business and Rational, including higher amortization expense from acquired intangible assets.

    Research, development and engineering (RD&E) expense increased 2.3 percent and 3.8 percent, respectively, for the second quarter and first six months of 2003, when compared with the same periods of 2002. These increases in RD&E expense were driven primarily by the

Software Group acquisitions, partially offset by benefits from the actions taken in the second quarter of 2002 to improve productivity.

    Intellectual property and custom development income decreased 18.0 percent and 10.8 percent, respectively, for the second quarter and first six months of 2003 versus the same periods of 2002.

(Dollars in millions)                              Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 --------------------         -------------------
                                                   2003         2002             2003      2002
                                                 -------      -------         --------   --------
Sales and other transfers of
 intellectual property                           $    68      $   113         $    214   $    257
Licensing/royalty-based fees                          69           79              138        163
Custom development income                             62           51              129        119
                                                 -------      -------         --------   --------
Total                                            $   199      $   243         $    481   $    539
                                                 =======      =======         ========   ========

    The largest Sales and other transfers of intellectual property transaction in the second quarter and first half of 2003 was approximately $50 million and $90 million, respectively. The amount of income from licensing/royalty-based fees transactions has been declining and this trend may continue.

    Second quarter 2003 Other (income) and expense was $4 million versus $399 million for the second quarter of 2002 and was $88 million for the first six months of 2003 versus $194 million, in the first six months of 2002. The decreases in the second quarter of 2003 and the first half of 2003 were primarily due to the Microelectronics and productivity actions taken in the second quarter of 2002 amounting to $477 million. These decreases were partially offset by foreign currency transaction losses. Such losses were $52 million in the second quarter of 2003 versus gains of $58 million in the second quarter of 2002. Foreign currency transaction losses were $157 million in the first six months of 2003 versus gains of $126 million for the first six months of 2002. In addition, during the first quarter of 2002, the company recorded a gain of $91 million associated with the first quarter 2002 sale of the U.S. and European desktop personal computer manufacturing operations to Sanmina-SCI. This compares with a gain of $15 million in the first quarter of 2003 associated with the first quarter 2003 sale of certain xSeries server manufacturing and certain mobile personal computer processes to Sanmina-SCI.

    Although debt balances have declined from December 31, 2002 to June 30, 2003, year to year interest expense increased 25.1 percent and 28.6 percent, respectively, for the second quarter and first six months of 2003. These increases were driven by higher levels of average non-Global Financing debt in the first six months of 2003 versus the same period in 2002. Cost of financing also includes interest expense as it relates to the Global Financing business. Such interest expense is not included above. See pages 32 through 38 for additional information on Global Financing.

    Interest on total borrowings of the company and its subsidiaries, which includes interest expense and Global Financing interest classified as Cost of Financing in the Consolidated Statement of Earnings, was $180 million and $352 million for the second quarter and first six months of 2003, respectively. Of these amounts, the company capitalized $5 million for the second quarter and $9 million for the first six months of 2003, respectively.

    The following table provides the total pre-tax cost/(income) for retirement-related plans for the second quarter of 2003 and 2002 and the first six months of 2003 and 2002. Cost/(income) amounts are included as an addition to/reduction from, respectively, the company's cost and expense amounts on the Consolidated Statement of Earnings.

Retirement-Related Benefits

(Dollars in millions)                              Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 --------------------         -------------------
                                                   2003         2002             2003      2002
                                                 -------      -------         --------   --------
Total retirement-related plans--
 cost/(income)                                   $    71      $   (73)        $    186   $   (113)
                                                 =======      =======         ========   ========
Comprise:
 Defined benefit and contribution
  pension plans                                  $   (12)     $  (170)        $     24   $   (297)
 Nonpension postretirement
  retirement benefits                                 83           97              162        184

    Included in the amounts above, the company realized income of approximately $147 million and $292 million relating to its defined benefit pension plans for the quarter ended June 30, 2003 and 2002, respectively. The comparable amounts for the first six months of 2003 and 2002 were approximately $281 million and $568 million, respectively.

    On January 1, 2003, the company reduced its expected long-term return assumption on the U.S. IBM Personal Pension Plan's ("PPP") assets from 9.5 percent to 8 percent. Actual return on PPP plan assets for the six months ended June 30, 2003 was $2.9 billion or 8 percent. As discussed on page 95 of the 2002 IBM Annual Report, any differences between the actual returns and the expected returns on the pension plan are recognized in the calculation of the pension (income)/cost over five years as provided by the accounting rules.

    On December 31, 2002, the company lowered its discount rate assumption from 7 percent to 6.75 percent, and lowered its rate of compensation increase from 6 percent to 4 percent. Reductions in these rates also occurred in certain non-US countries. The company voluntarily fully funded the tax-qualified portion of the PPP, as measured by its accumulated benefit obligation, through a contribution of cash and IBM stock totaling $3,963 million in the fourth quarter of 2002. These assumption changes and funding action had the collective net effect of causing the reduction in income from defined benefit pension plans referred to above. These actions are expected to impact pension-related cost trends in a similar pattern for the remaining 2003 periods.

    Through June 30, 2003, interest rates, as evidenced by long-term high-grade investment instruments, continued to decline. Any corresponding impact to the year-end discount rate will affect the accumulated benefit obligation (ABO) calculation. For each quarter point change in rate, there is a corresponding $1 billion movement in the ABO. Any increased obligation combined with several other factors such as investment performance and normal payments to retirees may result in an unfunded position at year-end on an ABO basis.

    If the PPP is in an unfunded position at year-end whereby the ABO exceeds the fair value of the plan assets, the company may make a voluntary contribution to the plan up to the unfunded position as it did in December 2002 or may be required to record a non-cash charge to the stockholders' equity section of the Consolidated Statement of Financial Position.

    On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that IBM's pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    IBM disagrees with the district court's ruling and intends to appeal at the appropriate time. While it is not possible to predict the ultimate outcome of this matter, IBM believes it should be successful on appeal. The district court did not make any determination as to remedies, which will be the subject of a separate hearing. Whether any remedies finally determined have a material effect on the company's business, financial condition or results of operations will depend on a number of variables, including the amount of additional obligations, if any, imposed on the plan, the size of any additional contributions that IBM may be required to make to the plan in any year, and the significance of the impact any such additional liabilities may have on IBM's financial statements.

PROVISION FOR INCOME TAXES

    The company's effective tax rate on continuing operations for the second quarter of 2003 was 30.0 percent versus 25.3 percent for the same period in 2002. The effective tax rate on continuing operations for the first six months of 2003 was 30.0 percent versus 28.2 percent for the comparable period in 2002. The increase in the rates for the second quarter and first six months of 2003 was primarily due to the absence of the tax benefit associated with the second quarter Microelectronics actions taken in 2002. In the normal course of business, the company expects that the effective tax rate will approximate 30 percent. As illustrated in the second quarter of 2002, the company's effective tax rate may change period to period based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.


RESULTS OF DISCONTINUED OPERATIONS

    The loss from discontinued operations was $20 million and $23 million in the second quarter and first six months of 2003, respectively versus $389 million and $481 million in the second quarter and first six months of 2002. The company's discontinued operations, which comprises the HDD business, was sold to Hitachi, Ltd. on December 31, 2002.

FINANCIAL CONDITION

DYNAMICS

    The assets and debt associated with the company's Global Financing business are a significant part of IBM's financial position. Accordingly, although the financial position amounts appearing below and on pages 29 through 32 are the company's consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 32 through 38. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company's Global Financing business.

OVERALL

    During the first six months of 2003, the company acquired Rational and continued to invest in RD&E and in fixed assets. The company ended the second quarter with $5,821 million in Cash and cash equivalents and current Marketable securities. Non-Global Financing debt was $878 million at June 30, 2003, a decrease of $1,311 million from December 31, 2002. The non-Global Financing debt-to-capital ratio was 3.7 percent.

    The company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company's Global Financing business.

CASH FLOW

(Dollars in millions)                                                  Six Months Ended
                                                                           June 30,
                                                                      -------------------
                                                                         2003      2002
                                                                      --------   --------
Net cash provided by (used in) continuing operations:
 Operating activities                                                 $  5,973   $  5,840
 Investing activities                                                   (3,308)    (2,518)
 Financing activities                                                   (3,131)    (5,842)
Effect of exchange rate changes on cash
 and cash equivalents                                                       90        127
Net cash used in discontinued operations                                  (164)      (484)
                                                                      --------   --------
Net change in cash and cash equivalents                               $   (540)  $ (2,877)
                                                                      ========   ========

    Net cash provided by operating activities for the first six months of 2003 was $133 million higher than the first six months of 2002. This increase was primarily driven by greater income from continuing operations. In addition, Global financing receivables - which the company manages more as an investment than as part of working capital - contributed approximately $3,248 million of cash flow during the first six months of 2003, an increase of $45 million over the same period in 2002. These contributions to cash flows from operating activities, however, were partially offset by the following items:
The decline in Other accounts receivable, such as trade, during the first six months of 2003 was lower than such decline in the first six months of 2002 due to better revenue performance in the first six months of 2003. Inventory grew during the first six months of 2003 versus a decline in the first six months of 2002, despite inventory turns improving by one turn. Increased payments of approximately $450 million for restructuring payments and non-US pension contributions also caused the decrease in cash flows from operating activities.

    The increase in cash flows used in investing activities from the first six months of 2002 to the first six months of 2003 was primarily attributable to the purchase of Rational. The decrease in the cash used in financing activities from the first six months of 2002 to the same period of 2003 was primarily the result of lower stock repurchases partially offset by a reduction of debt due to the company's strategy to reduce stock repurchases and instead pay down its debt during the first half of 2003.

WORKING CAPITAL

(Dollars in millions)                                  At June 30,              At December 31,
                                                          2003                       2002
                                                       -----------              ---------------
Current assets                                         $    39,795              $        41,652
Current liabilities                                         31,511                       34,550
                                                       -----------              ---------------
Working capital                                        $     8,284              $         7,102
                                                       ===========              ===============

Current ratio                                               1.26:1                       1.21:1

    The $1,857 decrease in Current assets was primarily due to declines of $1,067 million in Short-term financing receivables (see pages 34 through 36), $683 million in Notes and accounts receivable-trade mainly due to lower revenue volumes in the 2003 second quarter as compared to year-end volumes, and $154 million in Cash and cash equivalents and current Marketable securities. The decrease in Cash and cash equivalents and current Marketable securities was primarily the result of the $1,079 million net cash payment for the purchase of Rational and Think Dynamics, partially offset by an increase of $383 million for the monetization of interest rate swaps.

    Current liabilities decreased $3,039 million primarily due to declines of $1,035 million in Accounts payable and accruals and $846 million in Taxes payable resulting from declines in these balances from typically higher year-end levels as well as $1,158 million in Short-term debt, see page 30.

INVESTMENTS

    The company acquired Rational for $2,092 million. In addition, the company invested $2,421 million in RD&E and capitalized external software costs of $146 million and internal-use software costs of $151 million. The company also invested $2,209 million for Plant, rental machines and other property, a decrease of $315 million from the comparable 2002 period, driven primarily by lower Microelectronics capital spending.

    In the first six months of 2003, the company paid $171 million for the repurchase of the company's common shares. At June 30, 2003, the company has remaining authorization to purchase $3,693 million of IBM common shares in the open market from time to time, based on market conditions.

    The company funded these investments primarily with cash from operations.

    In addition, the company expects to increase its purchases of common shares in the second half of 2003. Any increases in the common share repurchase program in the second half of 2003 will be funded from operations.

DEBT AND EQUITY

    The company's funding requirements are continually monitored and strategies are executed to manage the company's overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

    The major rating agencies' ratings of the company's debt securities at June 30, 2003, appear in the table below and remain unchanged from December 31, 2002:

                             Standard            Moody's
                               And              Investors         Fitch
                              Poor's             Service         Ratings
                             -------------------------------------------
Senior long-term debt           A+                 A1               AA-
Commercial paper               A-1               Prime-1           F-1+

(Dollars in millions)                         At June 30,         At December 31,
                                                 2003                  2002
                                              -----------         ---------------
Total company debt                            $    23,845         $        26,017
                                              ===========         ===============
Non-global financing debt*                    $       878         $         2,189
Non-global financing debt/capitalization              3.7%                   10.2%

* Non-global financing debt is the company's total external debt less the Global Financing debt described in the Global Financing balance sheet on page 34.

       The company's non-global financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt. Cash flows from operations are these businesses' primary source of funds for future investments.

       A review of the company's debt and equity should also consider other contractual obligations and commitments, which are disclosed on page 16. These amounts are summarized in the table on page 31 to facilitate a reader's review.

       Stockholders' equity increased $3,791 million from December 31, 2002, primarily due to an increase in the company's retained earnings.

CONTRACTUAL OBLIGATIONS

                                                                  Payments Due In
                                   Balance as   ---------------------------------------------------------
(Dollars in millions)              of 6/30/03       2003         2004-05        2006-07       After 2007
                                 ------------   ------------   ------------   ------------   ------------
Long-term debt                   $     20,013   $      1,950   $      5,885   $      3,743   $      8,435
Lease commitments                       5,715            809           2086          1,384          1,436

COMMITMENTS

                                                                     Amounts Expiring In
                                   Balance as   ---------------------------------------------------------
(Dollars in millions)              of 6/30/03       2003          2004-05        2006-07       After 2007
                                 ------------   ------------   ------------   ------------   ------------
Unused lines of credit           $      2,897   $      2,472   $        300   $        104   $         21
Other commitments                         397            211            171             15              -
Financial guarantees                      104             12             78              5              9

    Unused lines of credit represent amounts available to the company's distributors to support their working capital needs and available lines of credit relating to the company's syndicated loan activities. Other commitments primarily include the company's commitments to provide financing for future purchases of the company's products. Financial guarantees represent guarantees for certain loans and financial commitments that the company had made as of June 30, 2003.

LIQUIDITY

    The company maintains two global credit facilities totaling $10.0 billion in committed credit lines at June 30, 2003, including an $8.0 billion five-year facility (which has three years remaining) and a $2.0 billion 364-day facility (which expires on May 27, 2004), as part of its ongoing efforts to ensure appropriate levels of liquidity. As of June 30, 2003, amounts unused and available under these facilities were approximately $9.8 billion. At June 30, 2003, the company also had other mostly uncommitted lines of credit of approximately $9.1 billion, of which approximately $6.8 billion was unused as of June 30, 2003.

    As discussed on page 27, the company may make contributions to its pension plans. Any such contributions could be funded from various sources including cash from operations and cash from financing activities. As discussed on page 10, the company paid an additional net cash amount to PwC of $397 million in July 2003. The amount was funded from operations.

    Any increases in the common share repurchase program in the second half of 2003 will be funded from operations. The amount of repurchases will be based upon market conditions and the company's liquidity requirements.

    The company may from time to time seek to retire certain outstanding indebtedness either through open market repurchases, privately negotiated transactions, tender offers, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the company's liquidity requirements, and other factors.

CURRENCY RATE FLUCTUATIONS

    Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company's results. At June 30, 2003, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2002. The currency rate changes had a favorable effect on revenue growth of approximately 7 percentage points in the second quarter of 2003 and an unfavorable effect of approximately 1 percentage point in the second quarter of 2002.

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

RESULTS OF OPERATIONS

(Dollars in millions)                 Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                 ----------------------------    ----------------------------
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
External revenue                 $        681    $        818    $      1,382    $      1,586
Internal revenue                          307             193             602             379
                                 ------------    ------------    ------------    ------------
Total revenue                             988           1,011    $      1,984    $      1,965
Total cost                                440             433             873             840
                                 ------------    ------------    ------------    ------------
Gross profit                     $        548    $        578    $      1,111    $      1,125
                                 ============    ============    ============    ============
Gross profit margin                      55.5%           57.2%           56.0%           57.3%
Pre-tax income                   $        296    $        237    $        569    $        459
After-tax income                 $        195    $        156    $        374    $        302
Return on equity*                        22.5%           16.9%           21.6%           16.2%

* Quarterly and year-to-date return on equity is calculated using a two-point and three point, respectively, average of equity and an estimated tax rate principally based on Global Financing's geographic mix of earnings as IBM's provision for income taxes is determined on a consolidated basis.

    Global Financing revenue decreased 2.3 percent for the second quarter of 2003, when compared to the same period last year. The decrease in external revenue was driven by lower financing income due to a lower average asset base resulting from decreases in demand for IT equipment caused by the current economic environment, and also due to a decrease in external used equipment sales. The decline in external revenue was offset by an increase in internal revenue due to an increase in internal used equipment sales, primarily zSeries, and an increase in the average internal asset base resulting from increased originations through the Global Services segment. Global Financing remarkets used equipment, primarily resulting from returns off of lease, both externally and internally. External remarketed equipment represents sales to customers and resellers, while internally remarketed equipment primarily represents used equipment, which is sold internally and then remarketed externally through the Hardware segment.

    Global Financing revenue increased 1.0 percent for the first six months of 2003, when compared to the same period last year. The increase in revenue is driven by an increase in internal revenue partially offset by a reduction in external revenue due to the same dynamics underlying the second quarter trends described above.

    Global Financing gross profit dollars decreased 5.2 percent and 1.2 percent while gross profit margin declined 1.7 percent and 1.3 percent, respectively, for the second quarter and first six months of 2003, when compared to the same periods last year. The decreases in gross profit dollars were primarily driven by a decrease in financing revenue discussed above partially offset by lower borrowing costs related to the current interest rate environment. The decreases in gross profit margin were driven by a mix change towards lower margin remarketing sales and away from financing income.

    Global Financing Pre-tax income increased 24.9 percent and 24.0 percent, respectively, for the second quarter and first six months of 2003, when compared to the same periods last year. The increases were driven by a decrease in bad debts expense reflective of the required provisions the company was making in prior periods to reflect the general economic environment as well as specific customer issues, such as the Communications sector. These issues have stabilized and contributed to the lower year-to-year changes. (Also see page 36 for an additional discussion of IBM Global Financing Allowance for Doubtful Accounts.)

    The increase in return on equity from the second quarter and first six months of 2003 when compared to the same periods last year was due to higher net income.

FINANCIAL CONDITION

Balance Sheet

(Dollars in millions)                            At June 30,   At December 31,
                                                     2003           2002
                                                ------------   -------------
Cash                                            $        813   $       1,157
                                                ------------   -------------
Net investment in sales-type leases                   11,484          12,314
Equipment under operating leases:
 External customers                                    1,723           1,922
 Internal customers*                                   1,737           1,701
Customer loans                                         9,345           9,621
                                                ------------   -------------
Total customer financing assets                       24,289          25,558
Commercial financing receivables                       4,510           5,525
Intercompany financing receivables*                    1,749           1,616
Other receivables                                        366             445
Other assets                                           1,004             941
                                                ------------   -------------
Total financing assets                          $     32,731   $      35,242
                                                ============   =============
Intercompany payables*                          $      4,148   $       5,383
Debt**                                                22,967          23,828
Other liabilities                                      2,203           2,556
                                                ------------   -------------
Total financing liabilities                           29,318          31,767
Total financing equity                                 3,413           3,475
                                                ------------   -------------
Total financing liabilities and equity          $     32,731   $      35,242
                                                ============   =============

* Amounts eliminated for purposes of IBM's consolidated results. These assets, along with the other assets in this table are, however, leveraged using Global Financing debt.

** Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.


Sources and Uses of Funds

    The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers' total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for software and services with terms generally two to five years. Customer financing also includes internal activity as described on page 38.

    Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days. Also included in commercial financing assets are syndicated loans.

Originations

(Dollars in millions)                 Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                 ---------------------------   ---------------------------
                                     2003           2002           2003           2002
                                 ------------   ------------   ------------   ------------
Customer finance:
 External                        $      2,930   $      3,282   $      5,342   $      5,787
 Internal                                 303            269            600            559
Commercial finance                      5,708          5,136         11,020         10,367
                                 ------------   ------------   ------------   ------------
Total                            $      8,941   $      8,687   $     16,962   $     16,713
                                 ============   ============   ============   ============

    Cash collections of customer and commercial financing assets exceeded new financing originations in both the second quarter and first six months of 2003, which resulted in a net decline in financing assets from December 31, 2002. Funds were also generated through the sale and lease of used equipment sourced primarily from prior year's lease originations.

    Cash generated by Global Financing was deployed to pay dividends and debt to IBM.

Financing Assets by Sector

    The following are the percentage of external financing assets by industry sector.

                                 At June 30,   At December 31,
                                    2003            2002
                                 ----------    --------------
Financial Services                   30%             31%
Industrial                           18              18
Business Partners*                   14              14
Communications                       11              12
Distribution                         11              11
Public                               10              10
Other                                 6               4
                                    ---             ---
Total                               100%            100%
                                    ===             ===

* Business Partner assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

    The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)                            At June 30,   At December 31,
                                                     2003           2002
                                                ------------   --------------
Financing receivables                           $     25,750   $       28,007
                                                ------------   --------------
Specific allowance for
 doubtful accounts                                       748              787
Unallocated allowance for
 doubtful accounts                                       173              184
                                                ------------   --------------
Total allowance for
 doubtful accounts                                       921              971
                                                ------------   --------------
Net financing receivables                       $     24,289   $       27,036
                                                ============   ==============
Allowance for doubtful
 account coverage                                        3.6%             3.5%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts (Dollars in millions)

                                     Additions
Dec. 31,             Reserve         Bad Debts                     June 30,
 2002                 Used*          Expense         Other**        2003
-------              -------         ---------       -------       --------
$ 971                $ (234)         $  130          $  54         $  921

* Represents reserved receivables, net of recoveries, that were written off during the period.
** Primarily represents translation adjustments.

    The percentage of financing receivables reserved increased from 3.5 percent at December 31, 2002, to 3.6 percent at June 30, 2003. The increase in reserve percentage was due to an 8.0 percent decline in the asset base from year end. Unallocated reserves decreased 6.0 percent from $184 million at December 31, 2002 to $173 million at June 30, 2003, while the reserve coverage increased slightly during the same period. The overall credit quality of the portfolio continues to remain stable and the unallocated reserve primarily reflects loss history and the current economic environment. Specific reserves decreased 5.0 percent from $787 million at December 31, 2002 to $748 million at June 30, 2003. The decrease in specific reserves was due to the write-off of reserved receivables during the period combined with lower requirements for additional specific reserves.

    Global Financing's bad debts expense declined to $130 million for the six months ended June 30, 2003, compared with $251 million for the six months ended June 30, 2002. The decline was primarily attributed to higher reserve additions required in the first six months of 2002 associated with the Communications sector and the Latin America region, as compared to the first six months of 2003. These issues have stabilized and contributed to the lower year-to-year charges.

Residual Value

    Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values. Global Financing has insight into product plans and cycles for the IBM products under lease. Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them to the residual values reflected in the portfolio.

    Sales of equipment, which are primarily sourced from equipment returned at end of lease, represents 35.7 percent and 35.0 percent of Global Financing's revenue in the second quarter and first six months, respectively, of 2003 and
30.7 percent and 27.2 percent in the second quarter and first six months, respectively, of 2002. The gross margins on these sales were 26.4 percent and
31.1 percent in the second quarter of 2003 and 2002, respectively. The gross margins were 26.2 percent for both the first six months of 2003 and 2002. In addition to selling assets sourced off of lease, Global Financing also leases used equipment to new customers or extends leasing arrangements with current customers. These are other ways that Global Financing profitably recovers the residual values. The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2002 and June 30, 2003. In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of June 30, 2003.

Residual Value

                                                                               Run out of June 30, 2003 balance
                                                                               --------------------------------
(Dollars in millions)                           Dec. 31,   June 30,                                    2006 and
                                                  2002       2003       2003       2004       2005       beyond
                                                --------   --------   --------   --------   --------   --------
Sales-type leases                               $    821   $    825   $    131   $    267   $    281   $    146
Operating leases                                     242        198         30         61         64         43
                                                --------   --------   --------   --------   --------   --------
Total unguaranteed residual value               $  1,063   $  1,023   $    161   $    328   $    345   $    189
                                                ========   ========   ========   ========   ========   ========

Related original amount financed                $ 27,534*  $ 27,199
Percentage                                           3.9%       3.8%

* Reclassified to conform with 2003 presentation.


Debt

                              At June 30,   At December 31,
                                 2003            2002
                              ----------    ---------------
Debt to equity ratio              6.7x            6.9x

    Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio of approximately 7 to 1. The following table illustrates the correlation between Global Financing assets and Global Financing debt. Both assets and debt are presented in the Global Financing balance sheet on page 34.

[CHART]

                                GLOBAL FINANCING

                 ASSETS               DEBT
                 ------              ------
1994             28,670              19,164
1995             28,846              19,722
1996             31,793              20,627
1997             35,444              23,824
1998             40,109              27,754
1999             39,686              26,799
2000             40,822              27,514
2001             36,670              25,545
2002             35,242              23,828
2003             32,731              22,967

* As of June 30, 2003.

    The company's Global Financing business provides funding predominantly for the company's external customers but also provides intercompany financing for the company (internal). See page 34 for further information. IBM manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing's external customer and internal business is included in the "Global Financing Results of Operations" on page 32 and in Segment Information on pages 49 through 52.

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

ITEM 4. CONTROLS AND PROCEDURES

    The company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The International Business Machines Corporation held its Annual Meeting of Stockholders on April 29, 2003. For more information on the following proposals, see the company's proxy statement dated March 10, 2003, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the ten nominees to the Board of Directors for a one-year term:

               DIRECTOR                              FOR                                 WITHHELD
              ---------------                   -------------                           -----------
              C. Black                          1,308,978,848                           75,363,483
              K.I. Chenault                     1,352,343,796                           31,998,535
              N.O. Keohane                      1,351,966,152                           32,376,179
              C.F. Knight                       1,308,529,297                           75,813,034
              L.A. Noto                         1,344,470,779                           39,871,552
              S.J. Palmisano                    1,347,803,093                           36,539,238
              J.B. Slaughter                    1,343,303,858                           41,038,473
              S.Taurel                          1,309,406,671                           74,935,660
              A.Trotman                         1,352,339,110                           32,003,221
              C.M. Vest                         1,344,475,289                           39,867,042

(2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company:

              For                                1,280,682,086
              Against                               86,191,883
              Abstain                               17,468,362
                                                 -------------
              Total                              1,384,342,331

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

(3) The stockholders ratified the appointment of Ernst & Young LLP as independent accountants for the company's Business Consulting Services Unit:

              For                                1,347,357,342
              Against                               17,833,299
              Abstain                               19,151,690
                                                 -------------
              Total                              1,384,342,331

(4) The stockholders approved the adoption of the IBM 2003 Employees Stock Purchase Plan:

              For                                1,324,821,566
              Against                               40,150,872
              Abstain                               19,369,893
                                                 -------------
              Total                              1,384,342,331

(5) The stockholders defeated a shareholder proposal on Cumulative Voting:

              For                                  301,282,401
              Against                              688,608,526
              Abstain                               60,535,993
              Broker No Vote                       333,915,411
                                                 -------------
              Total                              1,384,342,331

(6) The stockholders defeated a shareholder proposal on Pension and Retirement
Medical:

              For                                  143,921,813
              Against                              874,375,728
              Abstain                               32,129,379
              Broker No Vote                       333,915,411
                                                 -------------
              Total                              1,384,342,331

(7) The stockholders defeated a shareholder proposal on Executive Compensation:

              For                                  186,772,744
              Against                              833,877,111
              Abstain                               29,777,065
              Broker No Vote                       333,915,411
                                                 -------------
              Total                              1,384,342,331

(8) The stockholders defeated a shareholder proposal on Poison Pills:

              For                                  380,336,597
              Against                              639,318,590
              Abstain                               30,771,733
              Broker No Vote                       333,915,411
                                                 -------------
              Total                              1,384,342,331

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

(9) The stockholders defeated a shareholder proposal on Expensing Stock Options:

              For                                  475,733,092
              Against                              530,708,486
              Abstain                               43,985,342
              Broker No Vote                       333,915,411
                                                 -------------
              Total                              1,384,342,331

ITEM 6 (a). EXHIBITS

EXHIBIT NUMBER

   3    The By-laws of IBM as amended through June 24, 2003.

  11    Statement re: computation of per share earnings.

  12    Statement re: computation of ratios.

  22 The company's proxy statement dated March 10, 2003, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

  31.1 Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 (b). REPORTS ON FORM 8-K

    The company filed a Form 8-K on April 14, 2003, with respect to the company's financial results for the period ended March 31, 2003, and included the unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the period ended March 31, 2003. In addition, IBM's Chief Financial Officer, John R. Joyce's first-quarter earnings presentation to security analysts on Monday, April 14, 2003, was filed as Attachment II of the Form 8-K.

    The company filed a Form 8-K on April 15, 2003, to correct the page numbers in Attachment II that were furnished pursuant to Item 9 in the Form 8-K filed on April 14, 2003. No financial statements were filed with this Form 8-K.

    The company filed a Form 8-K on May 14, 2003, with IBM's Chairman and CEO Samuel J. Palmisano's charts presented at the 2003 Spring Security Analysts Meeting held on Wednesday, May 14, 2003. No financial statements were filed with this Form 8-K.

    The company filed a Form 8-K on June 2, 2003, with the registrant's press release regarding a notice of a formal, nonpublic investigation by the Securities and Exchange Commission. No financial statements were filed with this Form 8-K.

    The company filed a Form 8-K on June 24, 2003, with the registrant's press release announcing that Lorenzo H. Zambrano had been elected to the company's board of directors. No financial statements were filed with this Form 8-K.


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


                                     International Business Machines Corporation
                                     -------------------------------------------
                                                    (Registrant)


Date: August 14, 2003


                                     By:

                                                    Robert F. Woods
                                                 ----------------------

                                                    Robert F. Woods
                                             Vice President and Controller