Form 10-K
period 2003-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2004-03-08
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2003

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2004	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,699,415,513	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
6.45% Notes due 2007		New York Stock Exchange
5.375% Notes due 2009		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $142.7 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2003 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement filed on or about March 8, 2004 into Part III of Form 10-K.

PART I

Item 1. Business:

        International Business Machines Corporation (IBM) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co., and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological invention, and its operations and aims have been international in nature. This was signaled 80 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: IBM is the largest information technology company in the world, the world's largest business and technology services company, the world's largest consulting services organization, the world's largest information technology research organization, and the world's largest financier of information technology.

        * * *

        Over the past decade, IBM has been a leader in the IT market's shift of focus from selling hardware, software, and services, to the creation of solutions to clients' business problems. During the early years of the Internet's entry into mainstream commerce, communications and business operations in the mid-to late-1990s, value was created first through providing widespread access and then through the integration of business processes, such as supply chain, customer relationships and human resources. Today, IBM is once again leading the industry toward the more fundamental, industry-specific transformations of on demand business.

In its relationships with its clients, IBM has found that a majority of enterprises are concerned with four main issues:

  •
  Demand for faster innovation

  •
  Reducing expenses

  •
  Integration across the organization's "value chain" (representing every transaction or interaction within an enterprise, with other enterprises, and with individuals)

  •
  Demand for predictable return on investment

        By redesigning their business processes and organizational structure, supported by and enabled by new systems operating environments, these clients are seeking to become "On Demand" businesses.

        IBM defines an on demand business as an enterprise whose business processes are:

  •
  Responsive to any client demand, market opportunity, or external threat;

  •
  Integrated end-to-end across the company; and

  •
  Integrated across industry value nets, the interconnected chains of partners, suppliers and clients.

        An essential aspect of an On Demand Operating Environment is that its infrastructure be based on industry-wide standards (commonly referred to as "open standards"). In IBM's view, an investment in such an infrastructure provides the greatest returns, rather than relying on proprietary control by a single company or affiliation of companies. One positive development in this regard is the emergence of "open source" operating systems and programming languages that benefit from further development by the business and information technology (IT) communities, as in the case of the Linux operating system or the Java programming language.

        However, to realize the full benefits of an on demand environment, solutions with the highest returns also require the transformation and integration of business processes within and among institutions.

        IBM's clients include many different kinds of enterprises, from sole proprietorships to the world's largest organizations, governments and companies, representing every major industry and endeavor.

Over the past decade, IBM has exited or greatly de-emphasized its involvement in consumer markets and divested itself of other non-core businesses to concentrate on the enterprise market. In IBM's view, the enterprise market represents approximately two-thirds of the IT industry's revenue, as well as twice the growth and three times the profits compared to consumer areas of the industry. As a result, IBM has made acquisitions and invested in emerging business opportunities important to its enterprise clients. Many of these investments have since grown to a point where their revenue and opportunity now can be considered part of IBM's mainline businesses. The majority of the company's enterprise business, which excludes the company's original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors around which the company's sales and distribution activities, as well as an increasing number of its services and products businesses are organized:

SECTOR	INDUSTRIES
Financial Services	Banking Financial Markets Insurance
Public	Education Government Healthcare Life Sciences
Industrial	Aerospace Automotive Defense Chemical and Petroleum Electronics
Distribution	Consumer Products Retail Travel Transportation
Communications	Energy and Utilities Media and Entertainment Telecommunications
Small Medium Business	The majority of business in this sector have fewer than 1,000 employees

The IT Industry and IBM's Strategy

        IBM operates in both the business services and IT industries, which are comprised of the following three categories:

  •
  Business Value

  •
  Infrastructure Value

  •
  Component Value

        The primary rationale for IBM's investments in the Component Value category is to provide a competitive advantage in the Infrastructure Value category, which in turn is considered a competitive advantage in the Business Value category.

        IBM sees a shift in revenue and profit growth up from Component Value to Infrastructure Value and into the Business Value category, where revenue and profit potential are thought to be greatest in the decade ahead.

Business Value:

Overview: Services and software to improve business performance for its Enterprise Computing clients. IBM helps its Enterprise Computing clients transform their business processes and gain competitive advantage by applying its skills and experience to processes specific to the client's industry or to business challenges across industries and processes. The company enters into long-term relationships and creates solutions for clients, on its own or in partnership with other companies, drawing upon its broad product and service offerings, and relying on its BCS organization, the capabilities of IBM Research, its experience in chip design and application, and the company's own viewpoint of developing trends in business and technology.

Strategy: Drive on demand business innovation

Capabilities:

    Business Consulting Services: Delivery of value to clients through consulting services for application innovation and systems integration, client relationship management, financial management, human capital, business strategy and change, supply chain management, and the transformation of business processes and operations. (Global Services)

    Customer financing: Lease and loan financing to clients and internal clients for terms generally between two and five years. (Global Financing)

    Engineering & Technology Services (E&TS): System and component design services, strategic outsourcing of clients' design teams, and technology and manufacturing consulting services. (Technology Group)

    On Demand Innovation Services (ODIS): IBM Research scientists and experts work with BCS consultants to analyze clients' business challenges and provide solutions that address these challenges. ODIS offers a number of cross-industry micropractices with deep expertise in business optimization, security, mobile enablement, information mining and more. (Global Services)

    Software and services to meet industry-specific needs: Solutions and applications built on an on demand, standards-based infrastructure to transform a process that is unique to specific industries. (All IBM Groups)

Infrastructure Value:

        Overview: Hardware, software and services integrated into a computing environment. Infrastructure Value concerns systems, such as high-volume server computers; middleware software that can interconnect disparate operating systems and applications with data; storage networks and devices. It also refers to such services as infrastructure management—whether on the client's premises or managed remotely at IBM's own facilities—and consulting about how to improve and strengthen the infrastructure and realize greater return on investment in it. Central to IBM's approach for building value in the infrastructure category is its support of open standards and its active promotion of Linux, the open source operating system, which helps IBM's clients control costs and allows them to benefit from the latest developments created by the Linux development community around the world. To support Linux development and deployment, IBM has enabled its servers and storage products to operate with Linux, IBM's leading middleware products are designed to work in a Linux environment, and Linux is a preferred choice for many of the company's services and consulting engagements.

Strategy: Deliver open and integrated offerings; expand partnerships; continue to exit select markets, such as application software.

Capabilities:

    Application management services: Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications. (Global Services)

    Commercial financing: Short-term inventory and accounts receivable financing to dealers and remarketers of IT products. (Global Financing)

    DB2 information management software: Advanced database and content management software solutions that enable clients to leverage information on demand. (Software)

    e-business Hosting Services: Solutions for the management of clients' Web-based infrastructure and business applications, as well as a growing portfolio of industry-specific independent software vendor (ISV) solutions that are delivered as a service. (Global Services)

    Integrated Technology Services (ITS): Design, implementation, and maintenance of clients' technology infrastructures. (Global Services)

    Lotus software: Collaboration and messaging software that allows a company's employees, clients, vendors and partners to engage in real-time and asynchronous communication and knowledge management. (Software)

    Personal computers: Desktop and notebook computers featuring ThinkVantage Technologies that provide enterprises and end-users with increased productivity and cost-effectiveness. (Personal Systems Group)

    Printing systems: Production print solutions, on demand print-related solutions, enterprise workgroup print technologies, and print management software and services. (Personal Systems Group)

    Rational software: Integrated tools designed to improve an organization's software development processes and capabilities. (Software)

    Remarketing: The sale and lease of used equipment (primarily sourced from the conclusion of lease transactions) to new or existing clients. (Global Financing)

    Retail Store Solutions: Point-of-sale retail checkout equipment, software, and solutions. (Personal Systems Group)

    Servers: IBM eServer systems using IBM operating systems (zSeries and iSeries), as well as AIX, the IBM UNIX operating system (pSeries) and the Microsoft Windows operating system (xSeries). All servers can also run Linux, a key open-source operating system. (Systems Group and Software)

    Storage: Data storage products, including disk, tape and storage area networks. IBM continues to be the leading vendor in storage services. (Systems Group)

    Strategic Outsourcing Services: Competitive cost advantages through the outsourcing of processes and operations. (Global Services)

    Tivoli software: Software for infrastructure management, including security, change, configuration, job scheduling, storage capability, performance and availability. (Software)

    WebSphere software: Management of a wide variety of business processes using open standards to interconnect applications, data, and operating systems. (Software)

Component Value:

Overview: Component Value describes advanced semiconductor development and manufacturing for IBM's server and storage offerings, and services, technology and licenses provided to OEMs that create and market products requiring advanced chips and the other core technology elements.

Strategy: Leverage components for Infrastructure Value; continue to participate in select markets and to pursue outsourcing for manufacturing of select products.

Capabilities:

    Application Specific Integrated Circuits: Manufacturing of customized semiconductor products for clients. (Technology Group)

    Advanced Foundry: Full suite of semiconductor manufacturing and integrated supply chain services using either a client's or IBM's design. (Technology Group)

    Standard products and custom microprocessors: Semiconductors designed and manufactured primarily based upon IBM's PowerPC architecture. (Technology Group)

Business Segments

        Organizationally, the company's major operations comprise a Global Services segment; three hardware product segments—Systems Group, Personal Systems Group and Technology Group; a Software segment; and a Global Financing segment. See the IT Industry and IBM's Strategy section above for the specific capabilities relating to these business segments.

        Global Services is an important part of the company's strategy of providing insight and solutions to clients. While solutions often include industry-leading IBM software and hardware, other suppliers' products are also used if a specific client solution requires it. Global Services outsourcing contracts as well as BCS contracts with the U.S. Federal Government and its agencies are typically seven to ten years in duration. Other contracts range in periods generally up to one year, including consulting contracts and ITS.

        The company's new Business Transformation Outsourcing (BTO) capabilities combine the insight of BCS with the company's process outsourcing capabilities to assume responsibility for the operations and management of a client's business processes in areas including human resources, procurement, customer relations management, finance and administration, among others. The company will only enter into BTO agreements with clients when it believes that IBM can leverage its business knowledge and technology to drive client productivity and cost improvements. These generally are large-scale, multi-year contracts ranging up to ten years in length that include the operation transformation of the client's business processes. BTO engagements may include support and involvement of various business units that have capabilities such as BCS, Application Management Services, e-Business Hosting Services, middleware and hardware.

        Systems Group provides business solutions to clients. Approximately half of the Systems Group's sales transactions are through business partners and approximately 46 percent are direct to clients, slightly more than half of which are through the Web at ibm.com. While appropriately not reported as external revenue, hardware is also deployed to support Global Services solutions.

        Technology Group provides leading semiconductor technology and products, packaging solutions and engineering technology services to OEM clients (approximately 78 percent) and, although appropriately not reported as external revenue, to the Systems Group (approximately 21 percent).

        Using a "one-team" approach, Systems Group works hand-in-hand with the Technology Group on product planning and strategy given the high content level of Technology Group components inside Systems Group products. In recognition of the increasing degree of collaboration between the two segments and as discussed on page 118 of the IBM 2003 Annual Report which is hereby incorporated by reference, the company combined the Systems Group and the Technology Group in the first quarter of 2004.

        Personal Systems Group includes the company's lines of personal computers, printers and point-of-sale terminals. These offerings are designed to assist clients to improve productivity and to reduce clients' total cost of ownership.

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes, and applications across the clients' enterprise through the use of open standards. Middleware is designed to be the underlying support for applications provided by business partner independent software vendors (ISVs) who build industry- or process-specific applications according to open industry standards. Operating systems are the engines that run computers. Approximately 70 percent of Software volumes are directly with the end-user clients and about 20 percent are through Business Partners. While appropriately not reported as external revenue, the remainder is deployed internally to support Global Services solutions.

        Approximately 40 percent of external Software revenue relates to one-time charge (OTC) arrangements whereby the client pays one up-front payment for a lifetime license. Typically, arrangements for the sale of OTC software include one year of maintenance. The client can also purchase ongoing maintenance after the first year, which includes product upgrades and technical support. The remaining software is sold on a monthly license charge arrangement.

        Global Financing is described on pages 69 to 73 of the IBM 2003 Annual Report which are hereby incorporated by reference.

        Enterprise Investments develops and provides industry-specific IT solutions supporting the Hardware, Software and Global Services segments of the company. Primary product lines include product life cycle management software and document processing technologies. Product life cycle management software primarily serves the Industrial sector and helps clients manage the development and manufacturing of their products. Document processor products service the Financial Services sector and include products that enable electronic banking.

IBM Worldwide Organizations

        The following three company-wide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution Organization, and related sales channels

  •
  Research, Development, and Intellectual Property

  •
  Supply Chain

Sales & Distribution Organization

        IBM offers its products through its Global Sales and Distribution organizations. Consistent with IBM's focus on Business Value, the company's global corps of account representatives combine a deep understanding of each client's organizational and industry-specific needs with comprehensive knowledge of the products, technologies, and services offered by IBM and its network of business partners.

        IBM also offers its products through a variety of other internal and external channels: Four of these channels comprise IBM's Business Partner relationships, through which the company receives approximately one-third of its revenue.

Internal Routes-to-Market

        Global Services consultants: Particularly in selling end-to-end solutions for large, complex business challenges, IBM very often relies on the practitioners and consultants within its Global Services unit, as these challenges generally require integrating services and on demand solutions from IBM and other suppliers.

        Hardware and software brand specialists: IBM's own hardware and software brand product specialists work face-to-face with clients, selling IBM platforms as part of a discrete technology platform decision, typically to "self-integrating" IT departments.

        ibm.com: Online and telephone sales and assistance operations handle basic commodity transactions for large enterprises and small-to-medium businesses.

Business Partners Routes-to-Market

        Global/major independent software vendors: ISVs deliver business process or industry-specific applications and, in doing so, often influence the sale of IBM hardware, middleware and services.

        Global/major systems integrators (SIs): SIs identify business problems and design solutions when Global Services is not the preferred systems integrator; they also sell computing infrastructures from IBM and its competitors.

        Regional ISVs and SIs: SIs identify the business problems, and ISVs deliver business process or industry-specific applications to medium-sized and large businesses requiring IBM computing infrastructure offerings.

        Solutions providers, resellers and distributors: Resellers sell IBM platforms and value-added services as part of a discrete technology platform decision to clients wanting third-party assistance.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate IBM from its competitors. IBM annually spends approximately $5 billion for R&D, including capitalized software costs, focusing its investments in high-growth opportunities. Recent such efforts include e-business, initiatives to support Linux, middleware software products, autonomic computing, advanced semiconductor technology, and other technologies supporting On Demand. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2003 than any other company. This marks the 11th year in a row that IBM achieved this distinction.

        A key transformation that has been taking place over the past decade and continues today is the change in the focus and the culture of IBM's R&D organization to be more closely linked to and primarily driven by industry-specific and client-specific needs. Significant successes have been achieved by this changing focus, such as autonomic computing and Linux developments, as mentioned above.

        In addition to producing world-class products and solutions for the company's clients, the company's investments in R&D also result in intellectual property (IP) income. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are used by the company's licensees for their products when that new technology is not strategic to IBM's business goals. A third group is both used internally and licensed externally.

        In addition to these IP income sources, the company also generates value from its patent portfolio through cross-licensing arrangements and IP licensed in divestiture transactions. Cross-licensing arrangements involve licensing of the company's IP to a third party in exchange for the right to use third party's IP. The value of these other two sources is not readily apparent in the financial results on pages 54 and 74 of the IBM 2003 Annual Report which are hereby incorporated by reference, due to the fact that income on cross-licensing arrangements is recorded only to the extent cash is received. The value received by IBM for IP transferred in divestiture transactions is included in the overall gain or loss from the divestiture, not in the separately displayed IP income amounts on pages 54 and 74 of the IBM 2003 Annual Report which are hereby incorporated by reference.

Supply Chain

        Just as IBM works to transform its clients' supply chains for greater efficiencies and responsiveness to market conditions, IBM has undertaken a large-scale initiative to re-cast IBM's own supply chain as an on demand business operation, thereby turning what had previously been a cost/expense to be managed into a strategic advantage for the company and, ultimately, for its clients.

        IBM spends nearly $39 billion annually in its supply chain, procuring materials and services around the world. Prior to 2002, the company's supply, manufacturing, and distribution operations were spread across its product brands and service offerings. These are now integrated in one operating unit that can:

  •
  Understand and respond to marketplace opportunities and external risks, as well as the needs of clients, employees and partners

  •
  Convert fixed costs to variable costs

  •
  Simplify and streamline internal operations to improve sales force productivity and processes and thereby, continuing to improve the experiences of the company's clients when working with IBM

  •
  Reduce inventories

        The cost savings this unit generates provides two opportunities for the company: directly improve financial results mostly through improved gross profit margins or improve competitiveness and market share by passing some or all of the cost savings to clients. Accordingly, the cost savings generated by this unit will not always result in a dollar-for-dollar apparent gross margin improvement in the company's Consolidated Statement of Earnings.

        While these efforts are largely concerned with product manufacturing and delivery, IBM is also applying supply chain principles to service delivery across its solutions and services lines of business.

        By the end of 2003, the work of transforming and integrating its supply chain resulted in the lowest inventory levels for IBM in more than 20 years.

        In addition to its own manufacturing operations, the company uses a number of contract manufacturing (CM) companies around the world to manufacture IBM-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time-to-market for certain IBM products. Some of the company's relationships with CM companies are exclusive. IBM has key relationships with Sanmina-SCI for the manufacture of many Intel-based products, or with Solectron for a significant portion of the manufacturing operations of Global Asset Recovery Services—an operation of Global Financing that restores end-of-lease personal computers and other IT equipment for resale. Further, some IBM-branded products are manufactured by third-party OEMs and then purchased by IBM and resold under the IBM brand.

Significant Factors Affecting IBM's Business

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

        Economic Environment and Corporate IT Spending Budgets:    Although the diverse nature of IBM's capabilities somewhat mitigates the impact of economic volatility on IBM's results, the company's financial performance is impacted by overall marketplace spending. Although IT spending is an important driver of IBM's financial results, a key objective is to outperform key competitors and gain market share during strong and weak economic environments.

        Hardware and a large majority of the company's software business are more sensitive to changing demands associated with changes in the economic environment. The company's mix of offerings with contractual long-term cash and income streams and offerings with cyclical transaction-based sales, combined with the company's strategies discussed in the next two paragraphs, are designed to result in increased market share gains in strong and weak economies.

        Technology Group's Microelectronics business is also particularly sensitive to cyclical changes in that industry; although such sensitivity has been greatly reduced in recent years through the company's exit of some of the commodity segments of that industry, such as dynamic random access memory (DRAM). Movements in the general or industry-specific economic environment create financial opportunities and challenges with respect to the company's consulting business and certain of its inventories.

        To the extent demand for Global Services sharply and unexpectedly declines, the company may have excess people resources. As a result, the company may be required to decide whether to have a workforce action resulting in additional severance charges (which could result in charges to Selling, General and Administration expense), or to carry an underutilized consulting workforce in the hopes that the economic drop is short-term in nature (which could reduce services gross margins). Conversely, to the extent that the demand for Global Services sharply and unexpectedly increases, the company could be required to quickly identify and hire the correct number of consultants with the appropriate skills at the same time that its competitors have the same goals. The company manages these risks by forecasting future demand and by the selected use of subcontracted labor. As referenced above, the company's supply chain initiatives are also an integral part of managing these risks to the Global Services business.

        To the extent demand for hardware products sharply and unexpectedly declines, the company may be left with excess or obsolete inventory (which could result in write-downs to cost of goods sold and therefore, in lower gross margins). Management attempts to mitigate this risk by careful forecasting and through the supply chain initiatives discussed above. Part of the supply chain initiatives is the reduction of inventory levels on hand. Conversely, a sudden and unexpected rise in demand may result in supply constraints (which could reduce revenue and gross margins to the extent there are stranded fixed costs). Again, the company minimizes this risk through its supply chain initiatives that convert traditionally fixed cost and inflexible aspects of the supply chain into a variable and flexible source of supply: one of the pillars of an on demand business.

        Internal Business Transformation and Efficiency Initiatives:    Key to the success of IBM's strategy are its ongoing efforts to drive greater productivity and cost savings as IBM continues to transform itself into an on demand enterprise. Integral to these efforts will be the internal supply chain initiatives discussed above as well the company's efforts to manage the cost of its resources worldwide. These efforts will continue to include the rebalancing of skills, developing the most cost-effective workforce structure, and continuing to make company's compensation programs competitive and aligned with organizational units. The degree of continued success in this area will impact the amount of company expense and cost structure improvements, as well as the amount of competitive leverage it can apply by passing such savings along to clients.

        Technology Innovations:    IBM invests for new and innovative products and services. IBM has been moving away from commoditized categories of the IT industry and into areas where it can differentiate itself through innovation, and by leveraging its investments in R&D. Examples include IBM's leadership position in the design and fabrication of Application Specific Integrated Circuits (ASICs); the design of smaller, faster and energy-efficient semiconductor devices (using industry-leading innovations such as copper technology, silicon on insulator, silicon germanium, low-K dielectric, and nanotechnology); the design of "autonomic" or self-managing computing systems and "grid" computing networks that allow computers to share processing power; and the company's efforts to advance open technology standards such as Linux. In the highly competitive IT industry with large diversified competitors as well as smaller and nimble single-technology competitors, IBM's ability to continue its cutting-edge innovation is absolutely critical to maintaining and increasing market share. IBM is managing this risk by more closely linking its R&D organization to industry-specific and client-specific needs, as discussed on page 7 of this Form 10-K.

        Open Standards:    The broad adoption of open standards is essential to the computing model for e-business on demand. Without the open standards that enable all manner of computing platforms to communicate and work with one another, the integration of any client's internal systems, applications and processes remains a monumental and expensive task. The broad-based acceptance of open standards—rather than closed, proprietary architectures—also allows the computing infrastructure to more easily absorb new technical innovations. IBM is committed to fostering open standards because they benefit clients, because they are vital to the on demand computing model, and because their acceptance will expand growth opportunities across the entire business services and IT industry. IBM's support is evidenced by the enabling of its products to support open standards such as Linux, as well as its recent acquisition of Rational. Rational's software development tools can be used to develop and upgrade any other company's software products. Accordingly, this acquisition is a critical part of IBM's open standards strategy.

        Protection of Intellectual Property:    While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions. These protections may not prevent competitors from independently developing products and services similar to or duplicative to the company's nor can there be any assurance that these protections will adequately deter misappropriation or improper use of the company's technology. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future.

        Relationships with Critical Suppliers:    IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on single or limited number of suppliers, although the company makes every effort to assure that alternative sources are available if the need arises. The failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities and in a timely manner could adversely affect the company's business.

        Seasonality of Revenues:    IBM's revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict. These factors historically have resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter.

        Local Legal and Economic Conditions:    The company operates in more than 160 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation.

        Competitive Conditions:    The company operates in businesses that are subject to intense competitive pressures. The company's businesses face a significant number of competitors, ranging from Fortune 50 companies to an increasing number of relatively small, rapidly growing and highly specialized organizations. The company believes that its combination of technology, performance, quality, reliability, price and the breadth of products and service offerings are important competitive factors.

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

        Currency and Customer Financing Risks:    The company derives a significant percentage of its non-U.S. revenues from its affiliates operating in local currency environments and its results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's customer financing business are risks related to the concentration of credit risk and the creditworthiness of the client, interest rate and currency fluctuations on the associated debt and liabilities and the determination of residual values. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments. Derivatives involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage these risks will be successful.

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

        Backlog:    The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 2003 the company signed contracts totaling $55 billion, which contributed to a services backlog at December 31, 2003 of $120 billion, compared with $112 billion at the end of 2002.

        The following information is included in IBM's 2003 Annual Report to Stockholders and is incorporated herein by reference:

    Segment information and revenue by classes of similar products or services—pages 117 to 121.

    Financial information by geographic areas—page 121.

    Amount spent during each of the last three years on R&D activities—page 104.

    Financial information regarding environmental activities—pages 99 and 100.

    The number of persons employed by the registrant—page 69.

    The management discussion overview—pages 43 to 44.

    Available information—inside back cover.

Item 2. Properties:

        At December 31, 2003, IBM's manufacturing and development facilities in the United States had aggregate floor space of 33 million square feet, of which 24 million was owned and 9 million was leased. Of these amounts, 4 million square feet was vacant and 2 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled 10 million square feet, of which 6 million was owned and 4 million was leased. Of these amounts, 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand.

Executive Officers of the Registrant (at March 8, 2004):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer
Samuel J. Palmisano(1)	52	1997
Senior Vice Presidents:
Nicholas M. Donofrio, Group Executive	58	1995
Douglas T. Elix, Group Executive	55	1999
J. Bruce Harreld, Strategy	53	1995
Paul M. Horn, Research	57	1996
Jon C. Iwata, Communications	41	2002
John R. Joyce, Chief Financial Officer	50	1999
John E. Kelly III, Group Executive	50	2000
Abby F. Kohnstamm, Marketing	50	1998
J. Michael Lawrie, Group Executive	50	2001
Edward M. Lineen, General Counsel	63	2002
Mark Loughridge, Group Executive	50	1998
J. Randall MacDonald, Human Resources	55	2000
Steven A. Mills, Group Executive	52	2000
Robert W. Moffat, Jr., Group Executive	47	2002
Linda S. Sanford, Group Executive	51	2000
Stephen M. Ward, Jr., Group Executive	48	2003
William M. Zeitler, Group Executive	56	2000
Vice Presidents:
Daniel E. O'Donnell, Secretary	56	1998
Jesse J. Greene, Jr., Treasurer	58	2002
Robert F. Woods, Controller	48	2000

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

Item 3. Legal Proceedings:

        Refer to note O "Contingencies and Commitments" on pages 101 to 103 of IBM's 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters:

        Refer to page 123 and the inside back cover of IBM's 2003 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 673,607 common stockholders of record at February 10, 2004.

Item 6. Selected Financial Data:

        Refer to pages 122 and 123 of IBM's 2003 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 43 through 73 of IBM's 2003 Annual Report to Stockholders which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks:

        Refer to the section titled "Market Risk" on page 68 of IBM's 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 42 and 74 through 121 of IBM's 2003 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        Not applicable.

Item 9A. Controls and Procedures:

        The company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant:

        Refer to pages 5 through 7 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which are incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form. Also refer to the sections titled "Committees of the Board" and "Audit Committee" on pages 8 and 9 of IBM's definitive Proxy Statement filed on or about March 8, 2004, and the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of such Proxy Statement, which sections are incorporated herein by reference. IBM's website (www.ibm.com/investor/corporategovernance) contains IBM's Business Conduct Guidelines (BCGs), which is the company's code of business conduct and ethics for its directors, executive officers and employees. Any amendment to the BCGs that applies to the company's directors or executive officers will be disclosed on IBM's website, and any waiver of the BCGs for directors or executive officers may be made only by the IBM Board of Directors or a Board committee and will be disclosed on IBM's website. The BCGs are available in print to any stockholder who requests them.

Item 11. Executive Compensation:

        Refer to pages 12 through 20 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the section titled "Ownership of Securities" appearing on pages 10 and 11 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which is incorporated herein by reference. Also refer to the section titled "Equity Compensation Plan Information" appearing on page 24 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions:

        Refer to the section entitled "Other Relationships" appearing on page 9 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services:

        Refer to the section entitled "Audit and Non-Audit Fees" appearing on page 21 of IBM's definitive Proxy Statement filed on or about March 8, 2004, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2003 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Auditors (page 42).

      Consolidated Statement of Earnings for the years ended December 31, 2003, 2002 and 2001 (page 74).

      Consolidated Statement of Financial Position at December 31, 2003 and 2002 (page 75).

      Consolidated Statement of Stockholders' Equity at December 31, 2003, 2002 and 2001 (pages 76 through 78).

      Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (page 79).

      Notes to Consolidated Financial Statements (pages 80 through 121).

    2.
    Financial statement schedules required to be filed by Item 8 of this Form:

Page	Schedule Number
20		Report of Independent Auditors on Financial Statement Schedule.
21		Report of Independent Auditors.
S-1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

      Included in this Form 10-K:

3	—	By-laws of IBM as amended through March 1, 2004
12	—	Computation of Ratio of Earnings From Continuing Operations to Fixed Charges and Earnings From Continuing Operations to Combined Fixed Charges and Preferred Stock Dividends.
13	—	IBM's 2003 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
21	—	Parents and Subsidiaries.
23.1	—	Consent of Independent Auditors.
23.2	—	Consent of Independent Auditors.
24.1	—	Powers of Attorney.
24.2	—	Certified Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney.
31.1	—	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Not included in this Form 10-K:

—	The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference.
—	The IBM 2001 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-87708 on Form S-8, filed on May 7, 2002, and is hereby incorporated by reference.
—	The IBM 1999 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference.
—	The IBM 1997 Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-31305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference.
—
The IBM PwCC Acquisition Long-Term Performance Plan, a compensatory plan, is contained in Registration Statement No. 333-102872 on Form S-8, filed on January 31, 2003, and is hereby incorporated by reference.
—
Board of Directors compensatory plans, as described under "Directors' Compensation" on page 10 of IBM's definitive Proxy Statement filed on or about March 8, 2004, and is hereby incorporated by reference.
—	IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.
—	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
—	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference.
—	The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference.
—	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
—	The IBM 2003 Employees Stock Purchase Plan, as set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference.
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
—	The instruments defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
—	IBM's definitive Proxy Statement filed on or about March 8, 2004, certain sections of which have been incorporated herein by reference.
  (b)
  Reports on Form 8-K:

        The company filed Form 8-K on October 15, 2003, with respect to the company's financial results for the periods ended September 30, 2003, and included unaudited Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended September 30, 2003. In addition, IBM's Chief Financial Officer John R. Joyce's third quarter earnings presentation to securities analysts on Wednesday, October 15, 2003, was filed as Attachment II and Attachment III of the Form 8-K.

        The company filed Form 8-K on October 28, 2003, containing its press release announcing that Joan E. Spero had been elected to the board, effective January 1, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano) Chairman of the Board, President and Chief Executive Officer
Date: March 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. JOYCE (John R. Joyce)	Senior Vice President, Chief Financial Officer	March 8, 2004
/s/ ROBERT F. WOODS (Robert F. Woods)	Vice President and Controller	March 8, 2004
Cathleen Black Kenneth I. Chenault Nannerl O. Keohane Charles F. Knight Lucio A. Noto John B. Slaughter Joan E. Spero Sidney Taurel Alex Trotman Charles M. Vest	Director Director Director Director Director Director Director Director Director Director	By:	/s/ Daniel E. O'Donnell Daniel E. O'Donnell Attorney-in-fact March 8, 2004

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements referred to in our report dated January 15, 2004 appearing on page 42 of the 2003 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 15, 2004

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS OF
INTERNATIONAL BUSINESS MACHINES CORPORATION:

        We have audited the statement of assets and liabilities of the Business Consulting Services Reporting Unit (the "Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation (the "Company") as of December 31, 2003 and the related statement of revenues and expenses (collectively, the "statements") for the three months then ended (not separately presented herein). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

        In our opinion, the statements referred to above present fairly, in all material respects, the assets and liabilities and the revenues and expenses of the Reporting Unit as of December 31, 2003 and for the three months then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP
New York, New York
January 15, 2004

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Other (A)	Balance at End of Period
Allowance For Doubtful Accounts
2003
—Current	$1,312	$158	$476	$106	$1,100

—Noncurrent	$109	$49	$39	$—	$119

2002
—Current	$984	$628	$349	$49	$1,312

—Noncurrent	$97	$45	$54	$21	$109

2001
—Current	$860	$418	$269	$(25)	$984

—Noncurrent	$87	$73	$49	$(14)	$97

Allowance For Inventory Losses
2003	$696	$407	$442	$60	$721

2002	$726	$780	$790	$(20)	$696

2001	$695	$590	$582	$23	$726

(A)
Primarily comprises currency translation adjustments.

S-1

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
(3)	Certificate of Incorporation and By-laws	3
The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference
The By-laws of IBM as amended through March 1, 2004
(4)	Instruments defining the rights of security holders

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
The IBM 2001 Long-Term Performance Plan is contained in Registration Statement No. 333-87708 on Form S-8, filed on May 7, 2002, and is hereby incorporated by reference*

	The IBM 1999 Long-Term Performance Plan is contained in Registration Statement No. 333-30424 on Form S-8, filed on February 15, 2000, and is hereby incorporated by reference*
	The IBM 1997 Long-Term Performance Plan is contained in Registration Statement No. 33-331305 on Form S-8, filed on July 15, 1997, and is hereby incorporated by reference*
	The IBM PwCC Acquisition Long-Term Performance Plan is contained in Registration Statement No. 333-102872 on Form S-8, filed on January 31, 2003, and is hereby incorporated by reference*

	Board of Directors compensatory arrangements as described under "Directors' Compensation" on pages 9 and 10 of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference*
	The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference*
	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference*
	The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference*
	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference*
	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference*
	The IBM 2003 Employees Stock Purchase Plan, set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference*
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note T, "Earnings Per Share of Common Stock" on page 108 of IBM's 2003 Annual Report to Stockholders, and is hereby incorporated by reference
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders	13
(18)	Letter re change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21

(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(23.2)	Consent of experts	23.2
(24.1)	Powers of attorney	24.1
(24.2)	Certified Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

*
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
  SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)
EXHIBIT INDEX