Form 10-Q
period 2004-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2004-05-07
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900
(Registrant’s telephone number)

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

The registrant has 1,685,370,581 shares of common stock outstanding at March 31, 2004.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except per share amounts)	Three Months Ended March 31,
	2004	2003

Revenue:
Global Services	$11,099	$10,169
Hardware	6,735	5,808
Software	3,466	3,129
Global Financing	662	705
Enterprise Investments/Other	288	254
Total revenue	22,250	20,065

Cost:
Global Services	8,382	7,637
Hardware	4,940	4,262
Software	484	482
Global Financing	261	290
Enterprise Investments/Other	174	161
Total cost	14,241	12,832

Gross profit	8,009	7,233

Expense and other income:	4,484	4,215
Selling, general and administrative
Research, development and engineering	1,367	1,195
Intellectual property and custom development income	(180)	(282)
Other (income) and expense	13	84
Interest expense	35	40
Total expense and other income	5,719	5,252

Income from continuing operations before income taxes	2,290	1,981
Provision for income taxes	687	594

Income from continuing operations	1,603	1,387

Discontinued operations
Loss from discontinued operations	1	3
Net income	$1,602	$1,384

Earnings per share of common stock:

Assuming dilution
Continuing operations	$0.93	$0.79
Discontinued operations	0.00	0.00
Total	$0.93	$0.79

Basic
Continuing operations	$0.95	$0.80
Discontinued operations	0.00	0.00
Total	$0.95	$0.80

Weighted average number of common shares outstanding: (millions)

Assuming dilution	1,730.1	1,758.5

Basic	1,691.7	1,725.3

Cash dividends per common share	$0.16	$0.15

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS

(Dollars in millions)	At March 31, 2004	At December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,450	$7,290
Marketable securities — at fair value, which approximates market value	1,051	357
Notes and accounts receivable — trade, net of allowances	9,593	10,026
Short-term financing receivables	14,665	17,583
Other accounts receivable	1,291	1,314
Inventories, at lower of average cost or net realizable value:
Finished goods	1,052	992
Work in process and raw materials	1,997	1,950
Total inventories	3,049	2,942
Deferred taxes	2,581	2,542
Intangible assets — net	313	336
Prepaid expenses and other current assets	2,626	2,608
Total current assets	42,619	44,998

Plant, rental machines and other property	37,188	37,122
Less: Accumulated depreciation	22,576	22,433
Plant, rental machines and other property — net	14,612	14,689
Long-term financing receivables	10,283	10,741
Prepaid pension assets	18,506	18,426
Intangible assets — net	503	574
Goodwill	6,868	6,921
Investments and sundry assets	8,434	8,108

Total assets	$101,825	$104,457

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Dollars in millions except per share amounts)	At March 31, 2004	At December 31, 2003
	(Unaudited)

Liabilities And Stockholders’ Equity
Current liabilities:
Taxes	$5,072	$5,475
Short-term debt	7,568	6,646
Accounts payable and accruals	22,745	25,779
Total current liabilities	35,385	37,900

Long-term debt	16,098	16,986
Retirement and nonpension postretirement benefit obligations	14,165	14,251
Other liabilities	7,992	7,456
Total liabilities	73,640	76,593

Stockholders’ equity:

Common stock - par value $0.20 per share	16,951	16,269
Shares authorized: 4,687,500,000
Shares issued: 2004 - 1,945,677,682 2003 - 1,937,393,604
Retained earnings	38,733	37,525

Treasury stock - at cost	(25,706)	(24,034)
Shares: 2004 - 260,307,101 2003 - 242,884,969

Accumulated gains and (losses) not affecting retained earnings	(1,793)	(1,896)

Total stockholders’ equity	28,185	27,864

Total liabilities and stockholders’ equity	$101,825	$104,457

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2004	2003
Cash flow from operating activities from continuing operations:
Income from continuing operations	$1,603	$1,387
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	998	940
Amortization of software	184	176
Gain on disposition of fixed and other assets	(71)	(37)
Changes in operating assets and liabilities	947	(228)
Net cash provided from operating activities from continuing operations	3,661	2,238
Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(771)	(658)
Investment in software	(155)	(136)
Acquisition of businesses	(62)	(1,148)
Purchases of marketable securities and other investments	(2,181)	(1,436)
Proceeds from marketable securities and other investments	1,462	703
Net cash used in investing activities from continuing operations	(1,707)	(2,675)
Cash flow from financing activities from continuing operations:
Proceeds from new debt	153	200
Payments to settle debt	(148)	(640)
Short-term repayments less than 90 days — net	(198)	(295)
Common stock transactions — net	(1,246)	305
Cash dividends paid	(271)	(259)
Net cash used in financing activities from continuing operations	(1,710)	(689)
Effect of exchange rate changes on cash and cash equivalents	(15)	24
Net cash used in discontinued operations	(69)	(85)
Net change in cash and cash equivalents	160	(1,187)
Cash and cash equivalents at January 1	7,290	5,382
Cash and cash equivalents at March 31	$7,450	$4,195

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.             In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three-month periods have been made.

2.             The company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the company records expense for grants of employee stock- based compensation awards equal to the excess of the market price of the underlying IBM shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). Generally, all employee stock options are issued with the exercise price equal to or greater than the market price of the underlying shares at grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Program (ESPP) in accordance with APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period. To the extent there are performance criteria that could result in an employee receiving more or less (including zero) shares than the number of units granted, the unamortized liability is marked to market during the performance period based upon the intrinsic value at the end of each quarter.

 The following table summarizes the pro forma operating results of the company had compensation cost for stock options granted and for employee stock purchases under the ESPP been determined in accordance with the fair value-based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

(Dollars in millions except per share amounts)	Three Months Ended March 31,
	2004	2003

Net income	$1,602	$1,384
Add: Stock-based compensation expense included in reported net income, net of related tax effects	37	21
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	276	264
Pro forma net income	$1,363	$1,141
Earnings per share of common stock:
Basic - as reported	$0.95	$0.80
Basic - pro forma	$0.81	$0.66
Assuming dilution - as reported	$0.93	$0.79
Assuming dilution - pro forma	$0.79	$0.66

3.             The following table summarizes Net income plus gains and losses not affecting retained earnings.

	Three Months Ended March 31,
(Dollars in millions)	2004	2003
Net income	$1,602	$1,384
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(173)	321
Minimum pension liability adjustments	55	(19)
Net unrealized gains/(losses) on marketable securities	28	(2)
Net unrealized gains on cash flow hedge derivatives	193	39
Total net gains not affecting retained earnings	103	339
Net income plus gains and losses not affecting retained earnings	$1,705	$1,723

4.             In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” and amended it by issuing FIN 46-R in December 2003.  FIN 46-R addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest.

As of December 31, 2003 and in accordance with the transition requirements of FIN 46-R, the company chose to apply the guidance of FIN 46 to all of its interests in special-purpose entities (SPEs) as defined within FIN 46-R and all non-SPE VIEs that were created after January 31, 2003.  Also in accordance with the transition provisions of FIN 46-R, the company adopted FIN 46-R for all VIEs and SPEs as of March 31, 2004.  These new accounting pronouncements did not have a material impact on the company’s Consolidated Financial Statements.

5.             The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following table provides the total retirement-related benefit plans’ impact on income before income taxes.

(Dollars in millions) For the three months ended March 31:	2004	2003	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$199	$36	452.8%	#
Nonpension postretirement benefits costs	103	79	30.4	#
Total	$302	$115	162.6%	#

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions) Three Months Ended March 31:	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Service cost	$160	$146	$153	$130
Interest cost	612	630	406	356
Expected return on plan assets	(904)	(919)	(595)	(536)
Amortization of transition assets	(18)	(36)	(2)	(4)
Amortization of prior service cost	15	15	9	6
Recognized actuarial losses	53	—	49	23
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(82)*	(164)*	20 **	(25)**
Cost of other defined benefit plans	34	33	34	22
Total net periodic pension (income)/cost for all defined benefit plans	(48)	(131)	54	(3)
Cost of defined contribution plans	101	107	92	63
Total retirement plan cost/(income) recognized in the Consolidated Statement of Earnings	$53	$(24)	$146	$60

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2004, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount of between $700 million and $850 million.  The legally mandated minimum contribution included in the amount above for the company’s non-U.S. Plans is expected to be $220 million.  In the first quarter of 2004, the company contributed approximately $154 million to its non-U.S. Plans.

The following table provides the components of the cost for the company’s nonpension postretirement benefits.

Cost/(Income) of Nonpension Post-
retirement Benefits

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Service cost	$10	$10
Interest cost	88	95
Amortization of prior service cost	(16)	(34)
Recognized actuarial losses	9	1
Net periodic post-retirement benefit cost - U.S. Plan	91	72
Cost of non-U.S. Plans	12	7
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$103	$79

Recently Enacted Legislation

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Benefit Obligation.  See page 116 of the 2003 IBM Annual Report for the 2003 and 2002 year end Benefit Obligation and see above for the cost of the company’s U.S. nonpension postretirement benefit plan.

In accordance with FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the Benefit Obligation or net periodic postretirement benefit cost in the Consolidated Financial Statements or accompanying notes do not reflect the effects of the Act on the company’s postretirement health care plan.

The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services (HHS) completes its interpretative work on the Act. Once the interpretative guidance is released by HHS and the FASB releases its authoritative guidance on the appropriate method of accounting for the subsidy, if eligible, the company could be required to account for the subsidy (or a portion thereof) in previously released financial statements. The FASB has not finalized the accounting for the subsidy.

6.             The changes in the carrying amount of goodwill, by external reporting segment, for the quarter ended March 31, 2004, are as follows:

(Dollars in millions) Segment	Balance 12/31/03		Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation Adjustments	Balance 3/31/04

Global Services	$4,184		$62	$—	$(2)	$(2)	$4,242
Systems and Technology Group	161	*	—	—	—	—	161
Personal Systems Group	71		—	(1)	—	—	70
Software	2,505		—	(110)	—	—	2,395
Global Financing	—		—	—	—	—	—
Enterprise Investments	—		—	—	—	—	—
Total	$6,921		$62	$(111)	$(2)	$(2)	$6,868

* Reclassified to conform with 2004 presentation.

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At March 31, 2004
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client-related	$704	$(288)	$416
Completed technology	434	(253)	181
Strategic alliances	118	(44)	74
Patents/Trademarks	98	(71)	27
Other(a)	165	(47)	118
Total	$1,519	$(703)	$816	(b)

	At December 31, 2003
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client-related	$704	$(254)	$450
Completed technology	448	(228)	220
Strategic alliances	118	(38)	80
Patents/Trademarks	98	(66)	32
Other(a)	165	(37)	128
Total	$1,533	$(623)	$910	(b)

(a)           Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

(b)           The $816 million at March 31, 2004, comprises $313 million recorded as current assets and $503 million recorded as non-current assets.  The $910 million at December 31, 2003, comprises $336 million as current assets and $574 million as non-current assets.

The net carrying amount of intangible assets decreased $94 million during the first quarter of 2004, due to the amortization of existing intangible asset balances.  The aggregate intangible amortization expense was $94 million and $74 million for the quarters ended March 31, 2004 and 2003, respectively.

The future amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2004:

2004 (for Q2-Q4)	$242	million
2005	$261	million
2006	$141	million
2007	$84	million
2008	$51	million

7.             On February 21, 2003, the company purchased the outstanding stock of Rational Software Corp. (Rational) for $2,095 million in cash. In addition, the company issued replacement stock options with an estimated fair value of $68 million to Rational employees.  Rational provides open, industry standard tools, best practices and services for developing business applications and building software products and systems. The Rational acquisition provides the company with the ability to offer a complete development environment for customers. The transaction was completed on February 21, 2003, from which time the results of this acquisition were included in the company’s Consolidated Financial Statements. The company merged Rational’s business operations and employees into the Software segment as a new division and brand.

The allocation of the purchase price for this acquisition as of March 31, 2004 is presented in the following table:

(Dollars in millions)	Amortization Life (yrs.)	Original Amount Disclosed in First Quarter 2003	Purchase Adjustments*	Total Allocation

Current assets		$1,179	$51	$1,230
Fixed assets/non-current		83	54	137
Intangible assets:
Goodwill	N/A	1,365	(70)	1,295
Completed technology	3	229	—	229
Client relationships	7	180	—	180
Other identifiable intangible assets	2-5	32	—	32

In-process research & development		9	—	9
Total assets acquired		3,077	35	3,112
Current liabilities		(347)	3	(344)
Non-current liabilities		(638)	33	(605)
Total liabilities assumed		(985)	36	(949)
Total purchase price		$2,092	71	$2,163

* Adjustments primarily relate to acquisition costs, deferred taxes and other accruals.

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The primary items that generated the goodwill are the value of the synergies between Rational and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified intangible assets acquired in the purchase of Rational that are subject to amortization is 4.7 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,295 million has been assigned to the Software segment. The company recorded a pretax charge of $9 million for in-process research and development. This amount, which reflects the relative value and contribution of the acquired research and development to the company’s existing research or product lines, was charged to research, development, and engineering expense on the company’s Consolidated Statement of Earnings.

As indicated above, $2,095 million of the gross purchase price was paid in cash.  However, as part of the transaction, IBM assumed cash and cash equivalents held in Rational of $1,053 million, resulting in a net cash payment of $1,042 million. In addition, the company assumed $500 million in outstanding convertible debt. The convertible debt was subsequently called on March 26, 2003.

8.             The tables on pages 46 and 47 of this Form 10-Q reflect the results of the company’s segments consistent with its management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Over recent years, the company has been developing and enhancing a “one team” approach to the collaboration between the Systems Group and Technology Group.  This relationship is crucial given that the core technology of the Systems Group products is a key competitive differentiator for the company.  The degree of this collaboration has increased whereby in 2004, the company is managing these groups as one.  Accordingly, in the first quarter of 2004, the company combined the two segments into one reporting segment. The new Systems and Technology Group segment will generate one consolidated set of financial results, which senior management will use for joint strategy, budgets, and resource allocation decisions, as well as performance and compensation scoring.  The tables on pages 46 and 47 have been reclassified to reflect this change. The company filed a Form 8-K, with the Securities and Exchange Commission, on April 16, 2004, disclosing the 2003 and 2002 quarterly and full year Technology Group and Systems Group segments results reclassified to conform with the one reporting segment in Attachment V.

9.             The following table provides the liability balances for actions taken in the second-quarter of 2002 associated with Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources, fourth-quarter 2002 actions associated with the acquisition of PricewaterhouseCoopers consulting business, the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, actions in 1999, and actions that took place through 1993.

(Dollars in millions)	Liability as of 12/31/2003	Payments	Other Adj.*	Liability as of 3/31/2004

Current:
Workforce	$222	$115	$26	$133
Space	129	31	24	122
Other	39	11	—	28
Total	$390	$157	$50	$283
Non-current:
Workforce	$587	$—	$(33)	$554
Space	282	—	(43)	239
Other	2	—	(2)	—
Total	$871	$—	$(78)	$793

* The other adjustments column in the table above includes the reclassification of non-current to current as well as foreign currency translation adjustments.  In addition, net adjustments of approximately $23 million were made in the first quarter of 2004 to reduce previously recorded liabilities.  These net adjustments were for changes in the estimated cost of employee terminations and vacant space for the 2002 actions ($5 million), HDD-related restructuring in 2002 ($2 million) and actions through 1993 ($16 million).  Of the $23 million of net adjustments, $2 million was included in Discontinued Operations (for the HDD-related restructuring actions), with the remainder predominantly included in Other (income) and expense in the Consolidated Statement of Earnings.

10.           The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, securities and environmental matters. The following is a discussion of some of the more significant legal matters involving the company.

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that IBM’s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plaintiffs filed a claim for remedial relief.  IBM filed its own brief on remedies, arguing that the remedies requested by the plaintiffs were unsupportable factually and as a matter of law and estimating that remedies under the plaintiff’s theories could amount to at least $6.5 billion, as of the date of the trial District Court’s decision on liability.  The company intends to appeal the District Court’s rulings when the remedies phase concludes.  The company believes it is likely to be successful on appeal with respect to the claims that have been decided by the District Court.  Given IBM’s belief in the merit of its defenses and the wide range of possible remedies, no provision has been recorded under SFAS No. 5, “Accounting for Contingencies” at this time.  The company will review whether a provision is appropriate under SFAS No. 5 upon conclusion of the remedies phase.

The company is a defendant and/or third-party defendant in a number of cases in which claims have been brought by current and former employees, independent contractors, estate representatives, offspring and relatives of employees seeking damages for wrongful death and personal injuries allegedly caused by exposure to chemicals in various of the company’s facilities from 1964 to the present.

The company is a defendant in an action brought by Compuware in the District Court for the Eastern District of Michigan in 2002, asserting causes of action for copyright infringement, trade secret misappropriation, Sherman Act and Lanham Act violations, breach of contract, tortious interference and unfair competition under various state statutes. IBM has asserted counterclaims for copyright infringement, unfair competition, and patent infringement.  In March 2003, Compuware moved for Preliminary Injunction on all but its antitrust claims and in December 2003, the Court denied that motion. Trial is scheduled for September 2004.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group. The company removed the case to Federal Court in Utah. Plaintiff is successor in interest to some of AT&T’s Unix IP rights, and alleges misappropriation of trade secrets, unfair competition, interference with contract and breach of contract with regard to the company’s contribution of unspecified code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, patent infringement, promissory estoppel and copyright infringement. Trial is scheduled for April, 2005.

On June 2, 2003 the company announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC). The SEC is seeking information relating to revenue recognition in 2000 and 2001 primarily concerning certain types of client transactions. IBM believes that the investigation arises from a separate investigation by the SEC of Dollar General Corporation, a client of IBM’s Retail Stores Solutions unit, which markets and sells point of sale products.

On January 8, 2004, IBM announced that it received a “Wells Notice” from the staff of the SEC in connection with the staff’s investigation of Dollar General Corporation, which as noted above, is a client of IBM’s Retail Stores Solutions unit. It is IBM’s understanding that an employee in IBM’s Sales & Distribution unit also received a Wells Notice from the SEC in connection with this matter. The Wells Notice notifies IBM that the SEC staff is considering recommending that the SEC bring a civil action against IBM for possible violations of the U.S. securities laws relating to Dollar General’s accounting for a specific transaction, by participating in and aiding and abetting Dollar General’s misstatement of its 2000 results. In that transaction, IBM paid Dollar General $11 million for certain used equipment as part of a sale of IBM replacement equipment in Dollar General’s 2000 fourth fiscal quarter. Under the SEC’s procedures, IBM responded to the SEC staff regarding whether any action should brought against IBM by the SEC. The separate SEC investigation noted above, relating to the recognition of revenue by IBM in 2000 and 2001 primarily concerning certain types of client transactions, is not the subject of this Wells Notice.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea, and bid rigging.  In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

In accordance with SFAS No.5, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated.  Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities during each of the three years in the period ended December 31, 2003 and for the three months ended March 31, 2004, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the company’s potential liability.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters. Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations, or cash flow will depend on a number of variables, including the timing and amount of such losses or damages, the structure and type of any such remedies, the significance of the impact any such losses, damages or remedies may have on IBM’s Consolidated Financial Statements, and the unique facts and circumstances of the particular matter which may give rise to additional factors, such as, among other things, in the Cooper case referred to on page 13, the amount of any additional obligations that may be imposed on the pension plan by the remedies finally determined, whether such additional obligations would require additional contributions by the company and the size of any such additional contributions.

11.           The company’s extended lines of credit include unused amounts of $2,382 million and $2,208 million at March 31, 2004 and December 31, 2003, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $695 million and $458 million at March 31, 2004 and December 31, 2003, respectively.

The company has applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies”, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain IP rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party’s claims. Further, the company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements did not have a material effect on the company’s business, financial condition or results of operations.   The company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on the company’s business, financial condition or results of operations.

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $77 million and $74 million at March 31, 2004 and December 31, 2003, respectively. These amounts include a limited guarantee of $14 million associated with the company’s loans receivable securitization program at March 31, 2004 and December 31, 2003.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2004	2003
Balance at January 1	$780	$614
Current period accruals	205	167
Accrual adjustments to reflect actual experience	28	29
Charges incurred	(207)	(190)
Balance at March 31	$806	$620

The increase in the current period accruals was primarily driven by increased warranty activity associated with personal computers due to increased volumes and certain capacitor repairs.

12.           Subsequent Events:  On April 13, 2004 IBM and Applied Micro Circuits Corporation (AMCC) announced a definitive agreement for AMCC to acquire IP and a portfolio of assets associated with IBM’s 400 series of standard embedded POWERPC products, in addition to a

POWER Architecture license all in exchange for approximately $200 million of upfront cash.  The transaction closed on May 5, 2004.

On April 27, 2004, the company announced that the Board of Directors approved an increase in the quarterly dividend of 12.5 percent from $0.16 to $0.18 per common share.  The dividend is payable June 10, 2004, to shareholders of record on May 10, 2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2004*

Snapshot

(Dollars in millions except per share amounts) Three months ended March 31:	2004	2003	Yr. To Yr. Percent/ Margin Change
Revenue	$22,250	$20,065	10.9	%**	#
Gross profit margin	36.0%	36.0%	—		"
Total expense and other income	$5,719	$5,252	8.9%		#
Total expense and other income to revenue ratio	25.7%	26.2%	(0.5	)pts.	$
Provision for income taxes	$687	$594	15.6%		#
Income from continuing operations	$1,603	$1,387	15.5%		#
Earnings per share from continuing operations:
Assuming dilution	$0.93	$0.79	17.7%		#
Basic	$0.95	$0.80	18.8%		#
Weighted average shares outstanding:
Assuming dilution	1,730.1	1,758.5	(1.6)%		$
Basic	1,691.7	1,725.3	(2.0)%		$

	3/31/04	12/31/03
Assets	$101,825	$104,457	(2.5)%		$
Liabilities	$73,640	$76,593	(3.9)%		$
Equity	$28,185	$27,864	1.2%		#

*The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  Loss from Discontinued Operations for the three-months ended March 31, 2004 and 2003 were $1 million and $3 million, respectively.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the first quarter of 2004 the U.S. dollar was generally weaker against other currencies compared to the first quarter of 2003, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

**  3.4 percent adjusting for currency

The increase in IBM’s first quarter 2004 Income from continuing operations and diluted earnings per share from continuing operations compared to the first quarter of 2003 was due to:

•                                          Stronger demand associated with the improving economy and continued market share gains

•                                          Results of the company’s productivity and efficiency initiatives

•                                          Favorable impact of currency translation.

The increase in IBM’s first quarter 2004 revenue compared to the first quarter of 2003 was due to:

•                                          Stronger demand associated with the improving economy and continued market share gains

•                                          Favorable impact from currency translation

With regard to the way management reviews the business, as-reported and adjusting for currency revenue trends were positive for most of the company’s segments, geographies and industry sectors owing mostly to the factors described above.  See page 19 for the summary trend rates on an as-reported and adjusting for currency basis, as well as information for each segment on pages 25 to 29.

The gross profit margin was 36.0 percent in both the first quarter of 2004 and the first quarter of 2003.  Increases from favorable currency translation and ongoing benefits from the company’s integrated supply chain initiatives in Software and Hardware, respectively, were offset by decreases in Global Services margins driven primarily by continued investment in on demand infrastructure and business transformation capabilities including investment costs during the early stages of a Strategic Outsourcing Services (SO) contract.

In the first quarter of 2004, total expense and other income increased over the year-earlier period, primarily due to increased expense for retirement-related plans,  lower IP income, and additional workforce rebalancing expense.  These increases were partially offset by lower provisions for bad debt.  Overall, the Total expense and other income-to-revenue ratio declined.

The company’s tax rate in the first quarter of 2004 and 2003 was 30.0 percent.

With regard to total Assets, the decline of approximately $2.6 billion relates to a decrease in short-term receivables due primarily to the collection of typically higher year-end revenue volumes, partially offset by an increase in Cash and cash equivalents and Marketable securities.

Global Services signings were $10.5 billion in the first quarter of 2004 as compared to $12.1 billion for the three months ended March 31, 2003.  The estimated Global Services backlog including SO, Business Consulting Services (BCS), Integrated Technology Services (ITS) and Maintenance was estimated at $120 billion at March 31, 2004.

Quarter in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,099	$10,169	9.1%	#	1.0%	#
Hardware	6,735	5,808	16.0	#	9.7	#
Software	3,466	3,129	10.8	#	2.6	#
Global Financing	662	705	(6.0)		$(12.2)	$
Enterprise Investments/Other	288	254	13.2	#	5.8	#
Total	$22,250	$20,065	10.9%	#	3.4%	#

(Dollars in millions) For the period ended March 31:	2004	2003*	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector:**
Financial Services	$5,504	$4,869	13.1%	#	4.6%	#
Public	3,236	3,059	5.8	#	(0.7)	$
Industrial	3,037	2,682	13.3	#	4.8	#
Distribution	2,091	1,918	9.0	#	2.1	#
Communications	2,068	1,836	12.7	#	5.4	#
Small&Medium	4,892	4,257	14.9	#	6.4	#
OEM	671	690	(2.7)		$(2.9)	$
Other	751	754	(0.4)		$(2.5)	$
Total	$22,250	$20,065	10.9%	#	3.4%	#

* Reclassified to conform with 2004 presentation.

** The majority of the company's enterprise business, which excludes the company's original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors around which the company's sales and distribution activities, as well as an increasing number of its services and products businesses are organized.  The majority of businesses in the Small & Medium category have fewer than 1,000 employees.

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency

Geographies:
Americas	$9,097	$8,575	6.1%	#	4.3%	#
Europe/Middle East/Africa	7,251	6,306	15.0	#	0.6	#
Asia Pacific	5,231	4,494	16.4	#	6.4	#
OEM	671	690	(2.7)		$(2.9)	$
Total	$22,250	$20,065	10.9%	#	3.4%	#

Revenue from all industry sectors increased in the first quarter of 2004 when compared to the first quarter of 2003 on an as-reported basis reflecting the company’s go-to-market strategy of designing industry-specific solutions.   Revenue from Small&Medium businesses led the growth in the first quarter, with double digit growth in all geographies.  The Financial Services sector growth was based on continued strength in the financial markets, especially in the Americas and EMEA.  Industrial sector was led by growth in Automotive and Electronics, while spending in the Communications sector is beginning to accelerate.

Revenue for the first quarter of 2004, increased across all geographies when compared to the first quarter of 2003.  Revenue increases in the Americas were broad-based, with the strongest growth coming from Latin America, notably Brazil.  Asia Pacific had the strongest growth, led by China and India.  Japan, which is about 60 percent of Asia Pacific’s revenue, returned to modest growth this quarter, as the environment started to show signs of recovery.  Europe had mixed performance with strong growth in France and Spain.  Eastern Europe had strong revenue growth.

OEM revenue declined in the first quarter of 2004 versus 2003 despite signs of strong demand.

The increase in Global Services revenue was primarily driven by SO, as a result of new signings, BCS, which continues to be dependent on a sustained economic upturn, and ITS resulting from growth in Business Continuity and Recovery Services along with higher revenue from software product services.  In addition, Maintenance revenue increased in the first quarter of 2004 versus the first quarter of 2003.

Revenue was very strong for Hardware.  Systems and Technology Group continued the strong performance in zSeries servers driven by new applications and Linux workloads, pSeries servers driven by strong demand for its 64-bit POWER systems, and xSeries servers across the product line.  As a result, the company expects to extend its leading market share position in servers.  Storage Systems revenue increased due to greater demand for external midrange disk and tape products.  iSeries servers revenue declined reflecting a strong 2003 first quarter resulting from the launch of a new platform in that prior year quarter and the upcoming new iSeries product line expected to ship toward the end of the 2004 second quarter.  Microelectronics revenue declined, but at a slower pace than in previous periods.

Personal Systems Group revenue increased in the first quarter of 2004 versus the same period last year, driven by strong performance world wide by the company’s ThinkPad laptop computers.  Retail Stores Solutions also delivered strong revenue growth in the first quarter of 2004 versus the first quarter of 2003 due to strong demand as well as the acquisition of Productivity Solutions Inc. in November 2003.

Software revenues were strong, especially across the middleware portfolio.  The depth and breadth of the company’s middleware offerings continued to benefit from the improving economy.  The company achieved revenue growth in the first quarter for many key products, including the WebSphere family of products; Data Management, both DB2 database and tools; Tivoli systems management, storage and security software; Lotus software including Domino; and the Rational suite of development tool products.

Global Financing revenue declined in the first quarter of 2004 versus the first quarter of 2003 primarily due to lower used equipment sales and a lower income-generating asset base in 2004.  See pages 37 to 43 for additional information regarding Global Financing results.

The following table presents each segment’s revenue as a percentage of the company’s total:

For the period ended March 31:	2004	2003
Global Services	49.9%	50.7%
Hardware	30.2	28.9
Software	15.6	15.6
Global Financing	3.0	3.5
Enterprise Investments/Other	1.3	1.3
Total	100.0%	100.0%

Gross Profit

For the period ended March 31:	2004	2003	Yr. To Yr. Change
Gross Profit Margin:
Global Services	24.5%	24.9%	(0.4	)pts.	$
Hardware	26.7	26.6	0.1		#
Software	86.0	84.6	1.4		#
Global Financing	60.5	58.9	1.6		#
Enterprise Investments/Other	39.5	36.7	2.8		#
Total	36.0%	36.0%	0.0	pts.	"

The decline in Global Services gross profit margin was due to continued investment in on demand infrastructure and business transformation capabilities including investment costs during the early stages of an SO contract.  These investments are made at a client contract level and are reflected in the gross profit margin.  The increase in Software gross profit margin was primarily driven by growth in Software revenue and the positive impact from currency.  The increase in Global Financing gross profit margin was driven by a change in mix towards higher margin financing income and away from lower margin equipment sales.

Expense

The Total expense and other income expense-to-revenue ratio declined 0.5 points to 25.7 percent in the first quarter of 2004 versus the first quarter of 2003 due primarily to the 10.9 percent increase in revenue in 2004 versus 2003.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. To Yr. Percent Change

Selling, general and administrative expense:
Selling, general and administrative - base	$4,023	$3,747	7.4%	#
Advertising	295	309	(4.5)	$
Workforce reductions - ongoing	163	79	106.3	#
Bad debt expense	3	80	(96.3)	$
Total	$4,484	$4,215	6.4%	#

Total Selling, general and administrative (SG&A) expense increased 6.4 percent (1 percent adjusting for currency) in the first quarter of 2004 primarily due to increased expense for retirement-related plans and increased expense associated with ongoing workforce reduction actions in 2004.  See page 24 for further information on retirement-related plans. These increases were partially offset by lower Bad debt expense in the first quarter of 2004 versus the first quarter of 2003 primarily due to lower reserve requirements associated with the improvement in the economic conditions and improved credit quality of the Global Financing receivable portfolio (see page 40) during the first quarter of 2004 as compared to the first quarter of 2003.

Other (income) and expense

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Other (income) and expense:
Foreign currency transaction losses	$112	$105	6.7%	#
Interest income	(39)	(42)	(7.1)	$
Net (gains)/losses from securities and investment assets	(4)	5	nm	nm
Net realized (gains)/losses from certain real estate activities	(4)	14	nm	nm
Other	(52)	2	nm	nm
Total	$13	$84	(84.9)%	$

nm - not meaningful

Other (income) and expense declined in the first quarter 2004 versus the first quarter of 2003.  The decline was partially due to gains on asset sales as well as adjustments associated with previously recorded vacant space actions.

Research, Development and Engineering

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Research, development and engineering:
Total	$1,367	$1,195	14.4%	#

Research, development and engineering expense increased in the first quarter of 2004 versus the first quarter of 2003 primarily due to increased spending in Systems and Technology Group for microelectronics and server products as well as increased spending in Software related to acquisitions, including the February 2003 acquisition of Rational.

Intellectual Property and Custom Development Income

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$22	$146	(84.9)%	$
Licensing/royalty-based fees	90	69	30.4	#
Custom development income	68	67	1.5	#
Total	$180	$282	(36.4)%	$

Sales and other transfers of intellectual property declined in the first quarter of 2004 versus first quarter of 2003 primarily due to the company not recognizing any large IP transactions in 2004.  The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.

Interest Expense

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Interest expense:
Total	$35	$40	(12.4)%	$

The decline in Interest expense was primarily due to lower average non-Global Financing debt in the first quarter of 2004 versus first quarter of 2003.

Interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See pages 41 and 42 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$199	$36	452.8%	#
Nonpension postretirement benefits costs	103	79	30.4	#
Total	$302	$115	162.6%	#

Included in the amounts above, the company had costs of approximately $6 million associated with its defined benefit pension plans for the quarter ended March 31, 2004. The comparable amount for the first quarter of 2003 was income of approximately $134 million.  This decline was due primarily to the company’s reduction in its discount rate assumption for the company’s U.S. IBM Personal Pension Plan (PPP) by 75 basis points, recent years’ changes in the market value of plan assets, as well as similar trends in the company’s other defined benefits pension plans.

Provision for Income Taxes

The effective tax rate for the first three months of 2004 and 2003 was 30.0 percent.

Weighted-Average Common Shares

For the period ended March 31:	2004	2003	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$0.93	$0.79	17.7%	#
Basic	$0.95	$0.80	18.8	#

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,730.1	1,758.5	(1.6)%	$
Basic	1,691.7	1,725.3	(2.0)	$

The amount of shares actually outstanding at March 31, 2004 was 1,685.4 million.

The weighted average number of common shares outstanding assuming dilution was lower by 28.4 million in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the first quarter 2004 versus first quarter 2003 external segment results.

Global Services

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Global Services Revenue:	$11,099	$10,169	9.1%	#
Strategic Outsourcing	$4,616	$3,991	15.6	#
Business Consulting	3,298	3,165	4.2	#
Integrated Technology	1,762	1,698	3.8	#
Maintenance	1,423	1,315	8.2	#

Global Services revenue increased 9.1 percent (1 percent adjusting for currency) in the first quarter of 2004 versus the first quarter of 2003.  SO continued to demonstrate its competitive advantage in delivering on demand solutions by leveraging its business transformational skills and its scale.  Within SO, e-business Hosting Services, an offering that provides Web infrastructure and application management as an Internet-based service, continued its strong pattern of revenue growth.  ITS revenue increased driven by growth in Business Continuity and

Recovery Services along with higher revenue for Software product services.  BCS revenue increased but continues to be dependent on a sustained economic upturn and this business typically lags economic recovery.  The pipeline for the company’s long term Business Transformation offerings continues to show signs of strength for 2004.

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent/ Margin Change
Global Services:
Gross profit	$2,717	$2,532	7.3%		#
Gross profit margin	24.5%	24.9%	(0.4	)pts.	$

Global Services gross profit dollars increased primarily due to the corresponding increase in revenue.  The gross profit margin declined due to continued investment in on demand infrastructure and business transformation capabilities including investment costs during the early stages of an SO contract.  These investments are made at a client contract level and are reflected in the gross profit margin.

Hardware

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change
Hardware Revenue:	$6,602	$5,698	15.9%	#
Systems and Technology Group	$3,776	$3,308	14.1%	#
z Series			34.0	#
i Series			(7.0)	$
p Series			15.2	#
x Series			24.5	#
Storage Systems			16.0	#
Microelectronics			(14.6)	$
Engineering and Technology Services			98.6	#
Other			nm	nm
Personal Systems Group	2,826	2,390	18.2	#
Personal Computers			21.3	#
Retail Store Solutions			33.9	#
Printer Systems			(6.8)	$

nm - not meaningful

Systems and Technology Group revenue increased 14.1 percent (8 percent adjusting for currency) in the first quarter of 2004 versus the first quarter of 2003.  zSeries revenue increased due to new applications and Linux workloads on the zSeries in addition to increased workloads on existing applications.  The total delivery of zSeries computing power as measured in MIPS (million of instructions per second) increased nearly 100 percent in the first quarter of 2004 compared to the first quarter of 2003.  The pSeries server revenue increased due to strong demand for the 64-bit POWER systems in the entry and high-end space and for the company’s Linux on Power offerings.  The xSeries server revenue increased due to strong growth across the product line from the low-end 1 and 2-way servers to high-end-8 way and above servers.  xSeries-related BladeCenter revenue had significant growth as the company is leading and shaping the blade market.  Storage Systems revenue increased due to increased demand for external midrange disk and tape products.  iSeries server revenue declined in the first quarter of 2004 primarily due to a strong first quarter of 2003 when the company launched the new iSeries platform.  The new iSeries product line that is scheduled to ship in the 2004 second quarter also slowed first quarter 2004 demand.  Microelectronics revenue decreased in the first quarter of 2004 versus the first quarter of 2003 despite signs of strong demand.  The company’s need to improve 300 millimeter yields (see gross profit discussion below) impacted the decline in Microelectronics revenue.  Engineering and Technology Services continued its strong revenue growth in the first quarter of 2004 due to increased design and technical services when compared to the first quarter of 2003.   Personal Systems Group revenue increased in the first quarter of 2004 versus the same period last year, driven by strong performance world-wide by the company’s ThinkPad laptop computers.  The company continued to bring new technology to market with the delivery of a completely redesigned ultra portable notebook computer, the ThinkPad X40, in the first quarter of 2004.  Revenue growth was especially strong in Asia Pacific, particularly China.  Retail Stores Solutions also achieved strong revenue growth in the first quarter of 2004 versus the first quarter of 2003 due to new strong demand for the company’s products and the acquisition of Productivity Solutions Inc. in November 2003.   The decrease in Printer Systems revenue was due to lower maintenance and hardware revenue, partially offset by an increase in supplies revenue in the first quarter of 2004 versus the first quarter of 2003.

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent/ Margin Change
Hardware:
Gross profit	$1,904	$1,699	12.1%		#
Gross profit margin	28.8%	29.8%	(1.0	)pts.	$

The increase in gross profit dollars in the first quarter of 2004 was primarily driven by the increase in Hardware revenue versus the first quarter of 2003.

Underneath the one point decline in gross profit margin for Hardware, the Microelectronics manufacturing yields in the company’s 200 millimeter plant in Burlington, Vermont, were higher than expected but the yields in the 300 millimeter facility in East Fishkill, New York, were lower than expected and created a larger profit erosion compared to the first quarter of 2003.  Benefits from the company’s supply chain initiatives were offset by declines in pSeries server gross profit margins when compared to the first quarter of 2003 primarily due to price reductions and the mix of revenue within the pSeries product lines.

Software

(Dollars in millions) For the period ended March 31:	2004	2003	Yr. to Yr. Percent Change

Software Revenue:	$3,466	$3,129	10.8%	#
Middleware	$2,716	$2,398	13.2	#
WebSphere Family			24.5	#
Data Management			10.4	#
Lotus			14.8	#
Tivoli			17.7	#
Rational			87.5	#
Other Middleware			7.4	#
Operating Systems	604	568	6.2	#
Other	146	163	(10.4)	$

Software revenue increased 10.8 percent (3 percent adjusting for currency) in the first quarter of 2004 versus the first quarter of 2003.  The WebSphere family of software offerings increased as clients focused on higher function products such as Portal software and Business Integration offerings.  Rational revenue continued to perform well and is the foundation of the industry’s most complete, integrated set of development tools for business applications.  Today, over 600,000 software developers use Rational tools to plan and execute large software development projects and 98 of the Fortune 100 companies use Rational tools to build better software.  Rational revenue in the 2004 first quarter partly benefited from the fact that Rational was acquired in February of 2003.  Data Management software revenue increased as customers continued to upgrade to newer, higher function DB2 database software on both distributed and host platforms.  DB2 database tools revenue also increased during the quarter.  Tivoli Systems Management software increased as clients focused on complex distributed web systems.  Tivoli Storage software revenue continued to increase driven by sales of the Tivoli Storage Manager as well as technical support for Storage Area Networks.  Tivoli Security software also increased due to demand for the company’s Access 360 products.  Lotus software increased reflecting continued demand for the company’s Notes-based collaboration software.

Other Middleware, including traditional host software products such as CICS, Other Storage and Printer software, had revenue increases in the first quarter of 2004 versus the first quarter of 2003 due mostly to stronger demand.

Operating systems software revenue increased due to the favorable impacts of currency movements.

(Dollars in millions)

For the period ended March 31:	2004	2003	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$2,982	$2,647	12.7%		#
Gross Profit Margin	86.0%	84.6%	1.4	pts.	#

The increase in Software gross profit dollars and gross profit margin was primarily driven by growth in Software revenue and the positive impact of currency.

Global Financing

See page 37 for a discussion of Global financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments increased 14.1 percent (4 percent adjusting for currency) in the first quarter of 2004 versus the first quarter of 2003.  The increase was attributable to demand for product life-cycle management software primarily in the automotive industry.

Gross profit dollars increased 12.5 percent and gross profit margin decreased 0.7 points to 43.4 percent in the first quarter of 2004 versus the first quarter of 2003.  The increase in gross profit dollars was primarily driven by the increase in revenue.  The decrease in gross profit margin was primarily driven by lower product life-cycle management software margins in the first quarter of 2004.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 30 to 32 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 37 through 43. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

(Dollars in millions)	At March 31, 2004	At December 31, 2003

Current assets	$42,619	$44,998
Current liabilities	35,385	37,900
Working capital	$7,234	$7,098

Current ratio	1.20:1	1.19:1

Current assets decreased $2,379 million due primarily to a decrease of $3,374 million in short-term receivables mainly due to collection of typically higher year-end revenue volumes, partially offset by an increase of $854 million in Cash and cash equivalents and Marketable securities.  (See Cash Flow analysis below.)

Current liabilities decreased $2,515 million primarily due to declines of $3,034 million in Accounts payable and accruals and $403 million in Taxes payable (resulting from declines in these balances from typically higher year-end levels).  These declines were partially offset by an increase of $922 million in short-term debt which was driven by the transfer of current bond and derivative activity from long-term debt as these items approach maturity.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 4, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 37 to 43.

Cash Flow

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Net cash provided by/(used in) continuing operations:
Operating activities	$3,661	$2,238
Investing activities	(1,707)	(2,675)
Financing activities	(1,710)	(689)
Effect of exchange rate changes on cash and cash equivalents	(15)	24
Net cash used in discontinued operations	(69)	(85)
Net change in cash and cash equivalents	$160	$(1,187)

The increase in net cash provided by operating activities for the first quarter of 2004 as compared to the first quarter of 2003 was primarily driven by improved collection of accounts receivables including significant collection of receivables from the company’s Global Financing business (see discussion on page 39), as well as improved profitability.

The decrease in net cash flows used in investing activities was primarily attributable to lower acquisition costs of approximately $1.1 billion in the first quarter of 2004 than in the first quarter of 2003 during which the company purchased Rational.  The increase in the net cash flows used in financing activities was primarily the result of increased stock repurchases in the first quarter of 2004 compared with the same period of 2003.

Non-Current Assets and Liabilities

(Dollars in millions)

	At March 31, 2004	At December 31, 2003
Non-current assets	$59,206	$59,459
Long-term debt	16,098	16,986
Non-current liabilities (excluding debt)	22,157	21,707

The decrease in Non-current assets was primarily due to $458 million decrease in long-term financing receivables (see page 39) due to lower originations of sales-type leases.  This decline was partially offset by a $326 million increase in Investments and sundry assets primarily resulting from increases in the fair value of long-term derivatives as well as in new investments including the purchase of Novell stock in the first quarter of 2004.

Long-term debt declined $888 million primarily due to the transfer of current bond and derivative hedge activity to short-term debt as these items approach maturity.

Non-current liabilities (excluding debt) increased $450 million due to increases in non-current deferred income and non-current warranty accruals.  The increase in deferred income was driven by Software and Global Services resulting from new contracts with long-term components.  The increase in the warranty accrual primarily related to personal computers resulting from increased volumes and certain capacitor repairs.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At March 31, 2004	At December 31, 2003

Total company debt	$23,666	$23,632
Non-global financing debt*	$702	$368
Non-global financing debt/capitalization	2.8%	1.5%

*                 Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on pages 41 and 42.

The company’s non-global financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt. Cash flows from operations are these businesses’ primary source of funds for future investments.  The non-global financing debt-to-capitalization ratio of 2.8 percent is within the company’s target.

Equity

Stockholders’ equity increased $321 million from December 31, 2003, primarily due to an increase in the company’s retained earnings and common stock partially offset by the company’s stock repurchase program.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2003 IBM Annual Report on page 50.

•                                          Economic environment and corporate IT spending budgets for Enterprise Computing

•                                          Internal business transformation and efficiency initiatives

•                                          Technological innovations

•                                          Open standards, including Linux

With respect to the economic environment, while it is always difficult to predict future trends, signals indicate that the IT industry has stabilized and the next growth cycle in IT spending may be starting.  Clients have worked off the excess capacity of the late 1990’s, and are buying again.  The need for customers to update their technology, together with strong acceptance of the company’s on demand capabilities, have created a unique opportunity for IBM.

Global Services Signings

(Dollars in millions) For the period ended March 31:	2004	2003

Longer-term*	$5,446	$7,158
Shorter-term*	5,053	4,927
Total	$10,499	$12,085

* Longer-term contracts are generally 7 to10 years in length and represent SO and longer-term business transformation contracts as well as those BCS contracts with the U.S. Federal Government and its agencies. Shorter-term are contracts generally 3 to 9 months in length and represent the remaining BCS and ITS contracts.  These amounts have been adjusted to exclude the impact of year-to-year currency changes.

The estimated services backlog including SO, BCS, ITS, and Maintenance, was $120 billion at March 31, 2004. Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

The company continues to make progress in contract rescopings which declined year-to-year for the fifth consecutive quarter.  The pipeline for the company’s long-term Business Transformation offerings continues to show signs of strength in 2004, solidifying the company’s view that this business will develop into a growth-driver through 2004 and into 2006.   To improve Global Services margins over the next year, within BCS the company is targeting roughly a 4-point improvement in the utilization rate of its consultants, optimizing the labor mix, and working to reduce overhead costs by 15 percent through additional productivity and efficiency initiatives.

The combination of the company’s Systems Group and Technology Group, as discussed on page 12, will continue to benefit the company’s ability to integrate key semiconductor and other core technology innovations into solutions for customers. The company continues to leverage its eServer zSeries mainframe technology investments across its server and storage portfolio.  The ability to share elements of this technology such as security, automation, and virtualization, with the more commoditized platforms is a key competitive advantage for IBM.  Demand for the company’s OEM technology is strong, however, the company must continue to improve its yield in its 300 millimeter facility.  In the first quarter, two industry leaders, Sony and Samsung, attested to the value of the company’s technologies with strategic commitments.  In March 2004 the company launched PowerEverywhere which includes the industry’s first openly collaborative chip architecture.  With this open technology, the company intends to enable the broadest possible community around POWER, from game developers to the company’s own servers and supercomputers.  This move recognizes that system-level integration, not chip frequencies, will drive performance gains and innovation from semiconductors going forward and is an example of the incremental benefits that are being leveraged by the combination of the company’s servers and semiconductor businesses in the new Systems and Technology Group.

During 2004, the company introduced several new products that the company expects will extend the recent strong results and market share gains in servers and storage:

•                                          A new p690 pSeries server that, when compared to competitors, delivers better performance with half the processors

•                                          A new z890 zSeries mainframe for medium-sized enterprise clients that represents another example of extending the company’s unique and industry-leading mainframe capabilities to clients at a lower entry cost and size

•                                          A new Enterprise Storage System 750, that brings enterprise-class technology to the midrange and is designed to integrate with the new z890 mainframe

The key to the company’s growth in Software will be customers’ continued adoption of on demand solutions. In addition, the company will continue to leverage independent software vendors (ISVs) as an overall business partner and an additional route to market.  In the first quarter of 2004 the company signed six Strategic Alliances.  In addition, the company is strengthening its software portfolio through ongoing development efforts as well as through two second-quarter 2004 strategic acquisitions, Trigo Technologies Inc. and Candle Corporation.

In connection with the PowerEverywhere initiative, Applied Micro Circuits Corporation acquired the company’s IP associated with its PowerPC 400 standard processor products for approximately $200 million during the second quarter of 2004.

The amount of IP and custom development income has been declining in recent years.  Notwithstanding this second quarter 2004 transaction, the overall declining trend may continue beyond the second quarter as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first quarter 2004 as compared with the 2003 first quarter by approximately $187 million as discussed on page 24.  The company expects this trend to continue during the remaining quarters of 2004.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. The U.S. government appealed the panel’s decision and lost its appeal. There are various proposals at this time before the U.S. Congress, and the company anticipates that the U.S. will repeal the ETI regime. If the ETI exclusion is repealed and suitable replacement legislation is not enacted, the loss of the ETI tax benefit may adversely impact the company’s tax rate.

During 2003, the IRS commenced an examination of the years 1998 through 2000. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax have been provided for any adjustments that are expected to result for these years. The resolution of this audit will likely result in the reduction of existing tax credit carryforwards rather than a significant cash payment.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2004, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2003. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2003 IBM Annual Report in note L, “Derivatives and Hedging Transactions,” on pages 96 to 99.

The company earned slightly more than 50 percent of its net income in currencies other than the U.S. dollar in the first quarter of 2004.  In general, these currencies appreciated against the U.S. dollar during the first quarter of 2004 so earnings in these countries translated into more dollars than they would have in the first quarter of 2003.  The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results.  These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify.  For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations, as required by SFAS No.   52, “Foreign Currency Translation.” Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars and by entering into foreign currency hedge contracts.

Liquidity and Capital Resources

On pages 64 and 65 of the company’s 2003 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 64, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, and the size of the company’s global credit facilities.  For the three months ended or as of, as applicable, March 31, 2004, those amounts are $3.7 billion, $8.5 billion, and $10 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2004 appear in the table below and remain unchanged from December 31, 2003.  The company has no contractual arrangements which, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 65 of the 2003 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash flows,” on page 4 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on pages 30 and 31 of this Form 10-Q, the following is the management view of cash flows for the first quarter of 2004 and 2003 prepared in a manner consistent with the table on page 65 of the 2003 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions) For the period ended March 31:	2004	2003

Net cash from operating activities (comprised of):	$3,661	$2,238
Cash from Global Financing accounts receivable	3,138	2,492
Cash available for investment and for distribution to shareholders	523	(254)

Net Global Financing receivables	2,928	2,468
Net capital expenditures	(926)	(794)
Net acquisitions	(62)	(1,148)
Returns to shareholders	(2,027)	(324)
Other	(276)	(1,135)
Net change in cash and cash equivalents	$160	$(1,187)

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 10 on page 13 of this Form 10-Q. With respect to pension funding, the company is not quantifying such impact because it is not possible to predict future timing or direction of the capital markets. However, for 2004, if the full year actual return on plan assets for the PPP was less than 5 percent, the PPP’s ABO would be greater than its Plan assets.  As discussed on pages 66 and 110 to 115 of the 2003 IBM Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders equity.  Actual return on the PPP plan assets for the first quarter of 2004 was a 3.6 percent gain.

Global Financing

Global Financing is a business segment within IBM, but is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

External revenue	$665	$701
Internal revenue	280	295
Total revenue	945	996
Total cost	380	433
Gross profit	$565	$563
Gross profit margin	59.8%	56.5%
Pre-tax income	$374	$273
After-tax income	$244	$179
Return on equity*	28.7%	20.5%

*                 Return on equity is calculated using a two-point average of equity and an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

Global Financing revenue decreased in the first quarter of 2004 versus the same period in 2003. External revenue decreased 5.1 percent (11 percent adjusting for currency) in the first quarter of 2004 versus the first quarter of 2003 driven by lower financing income due to a lower average asset base and a decrease in external used equipment sales. The lower average asset base was primarily due to lower originations in prior years.  Internal revenue decreased 5.1 percent in the first quarter of 2004 versus the same period in 2003 driven by decreased internal used equipment sales.

Global Financing gross profit dollars increased 0.4 percent and gross profit margin increased 3.3 points in the first quarter of 2004 versus the same period in 2003. The increase in gross profit dollars was primarily driven by improved financing margins and lower borrowing costs partially offset by lower equipment sales margin.  The increase in gross profit margin was driven by a change in mix toward higher margin financing income and away from lower margin equipment sales.

Global Financing pre-tax income increased 37.0 percent in the first quarter of 2004 versus the same period in 2003. The increase in the first quarter of 2004 was driven by a decrease in bad debt expense and an increase in gross profit discussed above.  The decrease in bad debt expense is reflective of the improved general economic environment, improved credit quality of the portfolio, and a decline in assets.

The increase in return on equity in the first quarter of 2004 as compared to the first quarter of 2003 was due to a 36.3 percent rise in after-tax income primarily associated with a decrease in provisions for bad debt expense.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2004	At December 31, 2003

Cash	$799	$813
Net investment in sales-type leases	10,995	11,969
Equipment under operating leases:
External customers	1,842	1,707
Internal customers(a) (b)	1,914	1,873
Customer loans	9,602	10,413
Total customer financing assets	24,353	25,962
Commercial financing receivables	4,298	5,835
Intercompany financing receivables(a) (b)	1,934	1,999
Other receivables	208	270
Other assets	969	1,037
Total financing assets	$32,561	$35,916

Intercompany payables(a)	$4,008	$6,754
Debt(c)	22,964	23,264
Other liabilities	2,147	2,546
Total financing liabilities	29,119	32,564
Total financing equity	3,442	3,352
Total financing liabilities and equity	$32,561	$35,916

(a)          Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 2 and 3.

(b)         These assets, along with the other assets in this table, are leveraged using Global Financing debt.

(c)          Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers’ total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for software and services with terms of generally two to five years. Customer financing also includes internal activity as described on page 69 of the 2003 IBM Annual Report.

Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days. Also included in commercial financing assets are syndicated loans (less than one percent of the overall financing portfolio).

Originations

The following are total external and internal financing originations.

	Three Months Ended March 31,
(Dollars in millions)	2004	2003

Customer finance:
External	$2,360	$2,412
Internal	284	297
Commercial finance	5,418	5,312
Total	$8,062	$8,021

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the first quarter of 2004 and 2003, which resulted in a net decline in financing assets in these periods. The decline in originations was due to a decline in participation rates in line with industry trends.  Funds were also generated through the sale and lease of used equipment sourced primarily from prior years’ lease originations.

Cash generated by Global Financing was deployed to pay the intercompany payable and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At March 31, 2004	At December 31, 2003

Financial Services	31%	28%
Industrial	19	17
Business Partners*	14	18
Distribution	10	10
Public	10	10
Communications	9	11
Other	7	6
Total	100%	100%

*                 Business Partner financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2004	At December 31, 2003

Financing receivables	$25,016	$28,451
Specific allowance for doubtful accounts	627	666
Unallocated allowance for doubtful accounts	147	199
Total allowance for doubtful accounts	774	865
Net financing receivables	$24,242	$27,586
Allowance for doubtful account coverage	3.1%	3.0%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2003	Reserve Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2004
$865	$(70)	$(16)	$(5)	$774

*                 Represents reserved receivables, net of recoveries, that were disposed of during the period.

**          Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 3.0 percent at December 31, 2003, to 3.1 percent at March 31, 2004.  The increase in reserve percentage was due to a seasonal decline in the asset base from year end partially offset by improved economic conditions and improved credit quality of the portfolio. Unallocated reserves decreased 26.1 percent from $199 million at December 31, 2003 to $147 million at March 31, 2004 and the receivables balance declined 12.1 percent over the same period.  The decrease in Unallocated reserves is due to a decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 5.9 percent from $666 million to $627 million in 2004.  The decrease in specific reserves was due to the disposal of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $16 million for the quarter ended March 31, 2004,  compared with an addition of $77 million for the quarter ended March 31, 2003.  The decline was primarily attributed to lower reserve requirements associated with the improvement in the economic conditions and improved credit quality of the portfolio in the first quarter of 2004 as compared to the first quarter of 2003, as well as the lower asset base (reserve coverage increased from December 31, 2003 despite the lower expense).

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

Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 30.7 percent of Global Financing’s revenue in the first quarter of 2004 and 34.3 percent in the first quarter of 2003.  The decrease is driven by both lower internal and external used equipment sales.  The gross margin on these sales was 24.0 percent and 26.1 percent in 2004 and 2003, respectively.  In addition to selling assets sourced from end of lease, Global Financing also leases used equipment to new customers or extends leasing arrangements with current customers.  These are other ways that Global Financing profitably recovers the residual values.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2003 and March 31, 2004.  The table presents the residual value as a percentage of the original amount financed, and a run-out of the unguaranteed residual value over the remaining lives of these leases as of March 31, 2004.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will purchase insurance to guarantee the future value of the equipment scheduled to be returned at end of lease.

Residual Value

	Run out of March 31, 2004 balance
(Dollars in millions)	Dec. 31, 2003	Mar. 31, 2004	2004	2005	2006	2007 and beyond
Sales-type leases	$845	$805	$239	$293	$210	$63
Operating leases	164	149	68	44	18	19
Total unguaranteed residual value	$1,009	$954	$307	$337	$228	$82

Related original amount financed	$27,820	$27,167
Percentage	3.6%	3.5%

Debt

	At March 31, 2004		At December 31, 2003
Debt to equity ratio	6.7	x	6.9	x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio of approximately 7 to 1. The following table illustrates the correlation between Global Financing assets and Global Financing debt. Both assets and debt are presented in the Global Financing balance sheet on page 38.

* As of March 31, 2004.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal) as referenced on page 38.  IBM manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on page 37 and in Segment Information on pages 46 and 47.

In the company’s Consolidated Statement of Earnings on page one, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of financing to Interest expense.

Liquidity

Global Financing is a segment of IBM and as such is supported by IBM’s liquidity position and access to capital markets.

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software, and services businesses, originations for both customer and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as the customer participation rates.

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and gross profit. The company’s interest rate risk management policy, however, combined with the Global Financing funding strategy should mitigate gross margin erosion due to changes in interest rates.   The company’s policy of matching asset and liability positions in foreign currencies will limit the impacts of currency fluctuations.

The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for bad debt. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

As seen above, Global Financing has historically been able to manage residual value risk through both insight into the product cycles as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and customer knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company’s failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company’s ability to attract and retain key personnel; currency fluctuations and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company’s distributors or resellers; the company’s ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

ITEM 4. Controls and Procedures

The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.   There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

ITEM 2.  Changes in Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

January 1, 2004 -
January 31, 2004	5,035,100	$96.43	5,035,100	$2,475,924,540

February 1, 2004 -
February 29, 2004	6,772,900	$98.25	6,772,900	$5,810,509,910

March 1, 2004 -
March 31, 2004	6,463,700	$93.70	6,463,700	$5,204,886,999

Total	18,271,700	$96.14	18,271,700

(1)          On October 28, 2003, the IBM Board of Directors authorized up to $3.5 billion in additional funds for use in the company’s common stock repurchase program.  On February 24, 2004, the IBM Board of Directors authorized up to an additional $4.0 billion in funds for use in such program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.

ITEM 6 (a). Exhibits

Exhibit Number

3	The By-laws of IBM as amended through April 27, 2004.

10	Material Contracts

	10.1	The IBM 1999 Long-Term Performance Plan, a compensatory plan, filed on February 15, 2000 with Registration Statement No. 333-30424 on Form S-8, as amended.

	10.2	The IBM 2001 Long-Term Performance Plan, a compensatory plan, filed on May 7, 2002 with Registration Statement No. 333-87708 on Form S-8, as amended.

	10.3	The IBM PwCC Acquisition Long-Term Performance Plan, a compensatory plan, filed on January 31, 2003 with Registration Statement No. 333-102872 on Form S-8, as amended.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

ITEM 6 (b). Reports on Form 8-K

The company filed Form 8-K on January 8, 2004, containing its press release about the receipt of an SEC “Wells Notice” regarding Dollar General Corporation.

The company filed Form 8-K on January 15, 2004, with respect to the company’s financial results for the periods ended December 31, 2003, and included the Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the periods ended December 31, 2003. In addition, IBM’s Chief Financial Officer, John R. Joyce’s fourth-quarter earnings presentation to securities analysts on Thursday, January 15, 2004 was filed as Attachment II and Attachment III of the Form 8-K.

The company filed Form 8-K on January 29, 2004, containing its press release announcing that Carlos Ghosn had been elected to the board, effective March 1, 2004.

The company filed Form 8-K on March 10, 2004, with respect to its Form 10-K filed on March 8, 2004, which contained a Report of Independent Auditors by Ernst & Young LLP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)
Date: May 7, 2004

By:

/s/ Robert F. Woods

Robert F. Woods
Vice President and Controller

SEGMENT INFORMATION - ON CONTINUING OPERATIONS BASIS
(UNAUDITED)

		Hardware Segments
(Dollars in millions)	Global Services	Systems and Technology Group	Personal Systems Group
Quarter Ended March 31, 2004:

External revenue	$11,099	$3,776	$2,826
Internal revenue	762	236	23
Total revenue	$11,861	$4,012	$2,849
Pre-tax income (loss)	$991	$170	$(11)

Revenue year-to-year change	9.1%	14.9%	17.4%
Pre-tax income year-to-year change	0.8%	(5.0)%	84.1%
Pre-tax income margin	8.4%	4.2%	(0.4)%

Quarter Ended March 31, 2003:

External revenue	$10,169	$3,308	$2,390
Internal revenue	699	185	36
Total revenue	$10,868	$3,493	$2,426
Pre-tax income (loss)	$983	$179	$(69)

Pre-tax income margin	9.0%	5.1%	(2.8)%

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Revenue:
Total reportable segments	$23,811	$21,541
Eliminations/other	(1,561)	(1,476)
Total IBM Consolidated	$22,250	$20,065

Pretax income:
Total reportable segments	$2,326	$1,938
Eliminations/other	(36)	43
Total IBM Consolidated	$2,290	$1,981

(Dollars in millions)	Software	Global Financing	Enterprise Investments	Total Segments
Quarter Ended March 31, 2004:

External revenue	$3,466	$665	$275	$22,107
Internal revenue	401	280	2	1,704
Total revenue	$3,867	$945	$277	$23,811
Pre-tax income (loss)	$854	$374	$(52)	$2,326

Revenue year-to-year change	10.0%	(5.1)%	14.5%	10.5%
Pre-tax income year-to-year change	33.6%	37.0%	22.4%	20.0%
Pre-tax income margin	22.1%	39.6%	(18.8)%	9.8%

Quarter Ended March 31, 2003:

External revenue	$3,129	$701	$241	$19,938
Internal revenue	387	295	1	1,603
Total revenue	$3,516	$996	$242	$21,541
Pre-tax income (loss)	$639	$273	$(67)	$1,938

Pre-tax income margin	18.2%	27.4%	(27.7)%	9.0%