Form 10-Q
period 2004-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2004-07-30
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

The registrant has 1,675,192,134 shares of common stock outstanding at June 30, 2004.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2004	2003	2004	2003
Revenue:
Global Services	$11,327	$10,635	$22,426	$20,804
Hardware	7,423	6,613	14,158	12,421
Software	3,458	3,471	6,924	6,600
Global Financing	651	672	1,313	1,377
Enterprise Investments/Other	294	240	582	494
Total revenue	23,153	21,631	45,403	41,696

Cost:
Global Services	8,475	7,879	16,857	15,516
Hardware	5,259	4,831	10,199	9,093
Software	472	479	956	961
Global Financing	264	305	525	595
Enterprise Investments/Other	158	139	332	300
Total cost	14,628	13,633	28,869	26,465

Gross profit	8,525	7,998	16,534	15,231

Expense and other income:
Selling, general and administrative	4,632	4,460	9,116	8,675
Research, development and engineering	1,426	1,226	2,793	2,421
Intellectual property and custom development income	(432)	(199)	(612)	(481)
Other (income) and expense	23	4	36	88
Interest expense	33	41	68	81
Total expense and other income	5,682	5,532	11,401	10,784

Income from continuing operations before income taxes	2,843	2,466	5,133	4,447
Provision for income taxes	853	741	1,540	1,335
Income from continuing operations	1,990	1,725	3,593	3,112

(The accompanying notes are an integral part of the financial statements.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2004	2003	2004	2003
Discontinued Operations
Loss from discontinued operations	2	20	3	23
Net income	$1,988	$1,705	$3,590	$3,089

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.16	$0.98	$2.09	$1.77
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Total	$1.16	$0.97	$2.08 *	$1.75 *

Basic
Continuing operations	$1.18	$1.00	$2.13	$1.80
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Total	$1.18	$0.99	$2.13	$1.79

Weighted average number of common shares outstanding: (millions)

Assuming dilution	1,713.4	1,763.7	1,721.7	1,761.1

Basic	1,679.6	1,729.8	1,685.6	1,727.6

Cash dividends per common share	$0.18	$0.16	$0.34	$0.31

* Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS

(Dollars in millions)	At June 30, 2004	At December 31, 2003

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,715	$7,290
Marketable securities — at fair value, which approximates market value	478	357
Notes and accounts receivable — trade, net of allowances	9,564	10,026
Short-term financing receivables	13,854	17,583
Other accounts receivable	1,243	1,314
Inventories, at lower of average cost or net realizable value:
Finished goods	1,093	992
Work in process and raw materials	2,089	1,950
Total inventories	3,182	2,942
Deferred taxes	2,416	2,542
Intangible assets — net	307	336
Prepaid expenses and other current assets	2,650	2,608
Total current assets	41,409	44,998

Plant, rental machines and other property	36,812	37,122
Less: Accumulated depreciation	22,243	22,433
Plant, rental machines and other property — net	14,569	14,689
Long-term financing receivables	10,004	10,741
Prepaid pension assets	18,832	18,426
Intangible assets — net	572	574
Goodwill	7,483	6,921
Investments and sundry assets	6,713	8,108

Total assets	$99,582	$104,457

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions except per share amounts)	At June 30, 2004	At December 31, 2003
		(Unaudited)

	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$4,315	$5,475
	Short-term debt	7,505	6,646
	Accounts payable and accruals	22,537	25,779
	Total current liabilities	34,357	37,900

	Long-term debt	14,421	16,986
	Retirement and nonpension postretirement benefit obligations	13,957	14,251
	Other liabilities	8,017	7,456
	Total liabilities	70,752	76,593

	Stockholders’ equity:

	Common stock - par value $0.20 per share	17,406	16,269
	Shares authorized: 4,687,500,000
Shares issued:	2004 - 1,949,801,382
	2003 - 1,937,393,604
	Retained earnings	40,309	37,525

	Treasury stock - at cost	(26,989)	(24,034)
Shares:	2004 - 274,609,248
	2003 - 242,884,969

	Accumulated gains and (losses) not affecting retained earnings	(1,896)	(1,896)
	Total stockholders’ equity	28,830	27,864

	Total liabilities and stockholders’ equity	$99,582	$104,457

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)

(Dollars in millions)	2004	2003
Cash flow from operating activities from continuing operations:
Income from continuing operations	$3,593	$3,112
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	1,940	1,927
Amortization of software	369	365
Gain on disposition of fixed and other assets	(136)	(59)
Changes in operating assets and liabilities	1,714	628
Net cash provided from operating activities from continuing operations	7,480	5,973
Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,406)	(1,673)
Investment in software	(331)	(297)
Acquisition of businesses	(821)	(1,188)
Purchases of marketable securities and other investments	(4,185)	(3,321)
Proceeds from marketable securities and other investments	4,104	3,171
Net cash used in investing activities from continuing operations	(2,639)	(3,308)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	1,093	469
Payments to settle debt	(2,159)	(2,882)
Short-term repayments less than 90 days — net	(357)	(462)
Common stock transactions — net	(2,223)	280
Cash dividends paid	(574)	(536)
Net cash used in financing activities from continuing operations	(4,220)	(3,131)
Effect of exchange rate changes on cash and cash equivalents	(121)	90
Net cash used in discontinued operations	(75)	(164)
Net change in cash and cash equivalents	425	(540)
Cash and cash equivalents at January 1	7,290	5,382
Cash and cash equivalents at June 30	$7,715	$4,842

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.              In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three- and six-month periods have been made.

2.              The company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the company records expense for grants of employee stock- based compensation awards equal to the excess of the market price of the underlying IBM shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). Generally, all employee stock options are issued with the exercise price equal to or greater than the market price of the underlying shares at grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Program (ESPP) in accordance with APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period. To the extent there are performance criteria that could result in an employee receiving more or less (including zero) shares than the number of units granted, the unamortized compensation is marked to market during the performance period based upon the intrinsic value at the end of each quarter.

The following table summarizes the pro forma operating results of the company had compensation cost for stock options granted and for employee stock purchases under the ESPP been determined in accordance with the fair value-based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2004	2003	2004	2003

Net income	$1,988	$1,705	$3,590	$3,089
Add: Stock-based compensation expense included in reported net income, net of related tax effects	25	24	62	45

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	278	247	554	511
Pro forma net income	$1,735	$1,482	$3,098	$2,623
Earnings per share of common stock:
Basic - as reported	$1.18	$0.99	$2.13	$1.79

Basic - pro forma	$1.03	$0.86	$1.84	$1.52
Assuming dilution - as reported	$1.16	$0.97	$2.08	$1.75
Assuming dilution - pro forma	$1.01	$0.85	$1.80	$1.51

3.               The following table summarizes Net income plus gains and losses not affecting retained earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003

Net income	$1,988	$1,705	$3,590	$3,089
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(250)	521	(423)	842
Minimum pension liability adjustments	(3)	(24)	52	(43)
Net unrealized (losses)/gains on marketable securities	(22)	6	6	4
Net unrealized gains/(losses) on cash flow hedge derivatives	172	(23)	365	16
Total (losses) and gains not affecting retained earnings	(103)	480	—	819
Net income plus gains and losses not affecting retained earnings	$1,885	$2,185	$3,590	$3,908

4.               In January 2003, the Financial Accounting Standard s Board (FASB) issued FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” and amended it by issuing FIN 46-R in December 2003. FIN 46-R addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest.

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

5.               The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the total retirement-related benefit plans’ impact on income before income taxes for the three- and six-months ended June 30, 2004.

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Retirement-related plans - cost/(income):
Defined benefit and contribution pension plans - cost/(income)	$173	$(12)	nm %	#
Nonpension postretirement benefits-cost	82	83	(1.2)	$
Total	$255	$71	259.2%	#

nm - not meaningful

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$372	$24	nm	%	#
Nonpension postretirement benefits-cost	185	162	14.2		#
Total	$557	$186	199.5%		#

nm - not meaningful

The following tables provides the components of the cost/(income) for the company’s pension plans for the three- and six-months ended June 30.

Cost/(Income) of Pension Plans

	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2004	2003	2004	2003
For the three months ended June 30:
Service cost	$167	$142	$148	$135
Interest cost	614	629	395	368
Expected return on plan assets	(900)	(933)	(578)	(550)
Amortization of transition assets	(18)	(36)	(3)	(3)
Amortization of prior service cost	16	16	3	3
Recognized actuarial losses	58	—	53	25
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(63)*	(182)*	18 **	(22)**
Cost of other defined benefit plans	31	34	31	24
Total net periodic pension (income)/cost for all defined benefit plans	(32)	(148)	49	2
Cost of defined contribution plans	82	77	74	57
Total retirement plan cost/(income) recognized in the Consolidated Statement of Earnings	$50	$(71)	$123	$59

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. plans.

	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2004	2003	2004	2003
For the six months ended June 30:
Service cost	$327	$288	$301	$265
Interest cost	1,226	1,259	801	724
Expected return on plan assets	(1,804)	(1,852)	(1,173)	(1,086)
Amortization of transition assets	(36)	(72)	(5)	(7)
Amortization of prior service cost	31	31	12	9
Recognized actuarial losses	111	—	102	48
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(145)*	(346)*	38 **	(47)**
Cost of other defined benefit plans	65	67	65	46
Total net periodic pension (income)/cost for all defined benefit plans	(80)	(279)	103	(1)
Cost of defined contribution plans	183	184	166	120

Total retirement plan cost/(income) recognized in the Consolidated Statement of Earnings	$103	$(95)	$269	$119

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

In 2004, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount of between $700 million and $850 million. The legally mandated minimum contribution included in the amount above for the company’s non-U.S. Plans is expected to be approximately $280 million. In the first six months of 2004, the company contributed approximately $500 million to its non-U.S. Plans.

The following table provides the components of the cost for the company’s nonpension postretirement benefits.

Cost/(Income) of Nonpension Post-retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Service cost	$10	$8	$20	$18
Interest cost	81	96	169	191
Amortization of prior service cost	(15)	(31)	(31)	(65)
Recognized actuarial (gains)/losses	(3)	2	6	3
Net periodic post-retirement benefit cost - U.S. Plan	73	75	164	147
Cost of non-U.S. Plans	9	8	21	15
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$82	$83	$185	$162

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

The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services (HHS) completes its interpretative work on the Act. Based on the current interpretation of the guidance provided in the Act and in relation to the company’s current plan design, any savings to the company are expected to be immaterial.

FASB Staff Position No. Financial Accounting Standard 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, issued in the second quarter of 2004, provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act.

The enactment of the Act was not a “significant event” as defined by paragraph 73 of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” for the company’s nonpension postretirement benefit plans (the Plans) and therefore, the company did not remeasure plan assets and obligations. As discussed above, any federal subsidy related to prescription drug benefits provided under the Plans is expected to be immaterial, based on the current interpretation of the Act. As a result, the company’s accumulated pension benefit obligations as of June 30, 2004 and the net periodic post-retirement benefit costs for the six months ended June 30, 2004 were not impacted by the Act. The company will be required to reflect any changes to participation rates and other healthcare cost assumptions, as a result of the Act, at the company’s next measurement date. The impact of any such change is not expected to have a material impact on the company’ s Consolidated Financial Statements.

6.               The changes in the carrying amount of goodwill, by external reporting segment, for the six months ended June 30, 2004, are as follows:

(Dollars in millions)	Balance 12/31/03	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation Adjustments	Balance 6/30/04
Segment
Global Services	$4,184	$349	$(14)	$(2)	$(74)	$4,443
Systems and Technology Group	161	—	—	—	—	161
Personal Systems Group	71	—	(1)	—	—	70
Software	2,505	417	(110)	—	(3)	2,809
Global Financing	—	—	—	—	—	—
Enterprise Investments	—	—	—	—	—	—
Total	$6,921	$766	$(125)	$(2)	$(77)	$7,483

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At June 30, 2004
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset class
Client-related	$809	$(323)	$4 86
Completed technology	469	(291)	178
Strategic alliances	118	(50)	68
Patents/Trademarks	104	(76)	28
Other(a)	176	(57)	119
Total	$1,676	$(797)	$879	(b)

	At December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset class
Client-related	$704	$(254)	$450
Completed technology	448	(228)	220
Strategic alliances	118	(38)	80
Patents/Trademarks	98	(66)	32
Other(a)	165	(37)	128
Total	$1,533	$(623)	$910	(b)

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

(b) The $879 million at June 30, 2004, comprises $307 million recorded as current assets and $572 million recorded as non-current assets. The $910 million at December 31, 2003, comprises $336 million as current assets and $574 million as non-current assets.

The net carrying amount of intangible assets decreased $31 million during the first six months of 2004 due to amortization of existing intangible asset balances, partially offset by acquisitions. The aggregate intangible asset amortization expense was $96 million and $19 0 million for the second quarter and first six months of 2004, respectively, versus $78 million and $152 million for the second quarter and first six months of 2003, respectively.

The future amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2004:

2004 (for Q3-Q4)	$167 million
2005	$293 million
2006	$173 million
2007	$106 million
2008	$70 million

7.               On June 7, 2004, the company purchased Candle Corporation (Candle) for $435 million. Candle helps customers develop, deploy and manage their enterprise infrastructure. The acquisition will provide the company’s clients with an enhanced set of software solutions for managing an on demand environment and complements the company’s middleware solutions. Candle was integrated into the Software segment upon acquisition.

The allocation of the purchase price for this acquisition as of June 30, 2004 is presented in the following table:

(Dollars in millions)	Amortization Life (yrs.)	Amount

Current assets		$202
Fixed assets/non-current		82
Intangible assets:
Goodwill	N/A	256
Completed technology	3	23
Client relationships	5-7	65
Other identifiable intangible assets	5	6
Total assets acquired		634
Current liabilities		(119)
Non-current liabilities		(80)
Total liabilities assumed		(199)
Total purchase price		$435

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The primary items that generated the goodwill are the value of the synergies between Candle and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of Candle is 5.8 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $256 million has been assigned to the Software segment.

8.               The tables on pages 65 to 68 of this Form 10-Q reflect the results of the company’s segments consistent with its management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Over recent years, the company has been developing and enhancing a “one team” approach to the collaboration between the Systems Group and Technology Group. This relationship is crucial given that the core technology of the Systems Group products is a key competitive differentiator for the company. The degree of this collaboration has increased whereby in 2004, the company is managing these groups as one. Accordingly, in the first quarter of 2004, the company combined the two segments into one reporting segment. The new Systems and Technology Group segment will generate one consolidated set of financial results, which senior management will use for joint strategy, budgets, and resource allocation decisions, as well as performance and compensation scoring. The tables on pages 65 to 68 have been reclassified to reflect this change. The company filed a Form 8-K, with the Securities and Exchange Commission (SEC), on April 16, 2004, disclosing the 2003 and 2002 quarterly and full year Technology Group and Systems Group segments results reclassified to conform with the one reporting segment in Attachment V of the Form 8-K. In addition, the company filed a Form 8-K with the SEC on June 18, 2004 that discloses the company’s financial results from 2003, 2002 and 2001 reclassified to conform with the one reporting segment for the Systems and Technology Group.

9.               The following table provides the liability balances for actions taken in the second-quarter of 2002 associated with Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources, fourth-quarter 2002 actions associated with the acquisition of PricewaterhouseCoopers consulting business, 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, actions in 1999, and actions that took place through 1993.

(Dollars in millions)	Liability as of 12/31/2003	Payments	Other Adj.*	Liability as of 6/30/2004

Current:
Workforce	$222	$150	$47	$119
Space	129	58	37	108
Other	39	26	—	13
Total	$390	$234	$84	$240
Non-current:
Workforce	$587	$—	$(54)	$533
Space	282	—	(28)	254
Other	2	—	(2)	—
Total	$871	$—	$(84)	$787

* The other adjustments column in the table above includes the reclassification of non-current to current as well as foreign currency translation adjustments. In addition, net adjustments to increase previously recorded liabilities for changes in the estimated cost of vacant space for the 2002 actions ($30 million), offset by reductions in previously recorded liabilities for the HDD-related restructuring in 2002 ($4 million) and actions through 1993 ($19 million) were recorded during the six month period ended June 30, 2004. Of the $7 million of net adjustments, a $4 million credit was included in Discontinued Operations (for the HDD-related restructuring actions) and $11 million of charges were included in Other (income) and expense in the Consolidated Statement of Earnings. Additionally, adjustments for $7 million were made to Goodwill during the six months ended June 30, 2004, to decrease previously recorded liabilities for changes to estimated vacant space and workforce reserves.

10.         The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, securities, and environmental matters. The following is a discussion of some of the more significant legal matters involving the company.

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that IBM’s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plaintiffs filed a claim for remedial relief. IBM filed its own brief on remedies, arguing that the remedies requested by the plaintiffs were unsupportable factually and as a matter of law and estimating that remedies under the plaintiff’s theories, which increase over time, could amount to at least $6.5 billion, as of the date of the trial District Court’s decision on liability. The company intends to appeal the District Court’s rulings when the remedies phase concludes. The company believes it is likely to be successful on appeal with respect to the claims that have been decided by the District Court. Given IBM’s belief in the merit of its defenses and the wide range of possible remedies, no provision has been recorded under SFAS No. 5, “Accounting for Contingencies” at this time. The company will review whether a provision is appropriate under SFAS No. 5 upon conclusion of the remedies phase.

The company is a defendant and/or third-party defendant in a number of cases in which claims have been brought by current and former employees, independent contractors, estate representatives, offspring and relatives of employees seeking damages for wrongful death and personal injuries allegedly caused by exposure to chemicals in various of the company’s facilities from 1964 to the present.

The company is the defendant in an action brought by Compuware in the District Court for the Eastern District of Michigan in 2002, asserting causes of action for copyright infringement, trade secret misappropriation, Sherman Act and Lanham Act violations, breach of contract, tortious interference and unfair competition under various state statutes. IBM asserted counterclaims for copyright infringement, patent infringement and Lanham Act violations in the Michigan action. In December 2003, the court denied Compuware’s attempt to obtain a preliminary injunction. IBM has also asserted patent infringement claims against Compuware in a separate action that IBM brought in the District Court for the Southern District of New York in January 2004. The Court will hear motions in the Michigan case in September 2004. Trial in the Michigan action on all claims other than IBM’s patent infringement counterclaims is scheduled to begin in November 2004.

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

On January 8, 2004, IBM announced that it received a “Wells Notice” from the staff of the SEC in connection with the staff’s investigation of Dollar General Corporation, which as noted above, is a client of IBM’s Retail Stores Solutions unit. It is IBM’s understanding that an employee in IBM’s Sales & Distribution unit also received a Wells Notice from the SEC in connection with this matter. The Wells Notice notifies IBM that the SEC staff is considering recommending that the SEC bring a civil action against IBM for possible violations of the U.S. securities laws relating to Dollar General’s accounting for a specific transaction, by participating in and aiding and abetting Dollar General’s misstatement of its 2000 results. In that transaction, IBM paid Dollar General $11 million for certain used equipment as part of a sale of IBM replacement equipment in Dollar General’s 2000 fourth fiscal quarter. Under the SEC’s procedures, IBM responded to the SEC staff regarding whether any action should be brought against IBM by the SEC. The separate SEC investigation noted above, relating to the recognition of revenue by IBM in 2000 and 2001 primarily concerning certain types of client transactions, is not the subject of this Wells Notice.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea, and bid rigging. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

In accordance with SFAS No. 5, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities during each of the three years in the period ended December 31, 2003 and for the three months and six months ended June 30, 2004, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the company’s potential liability.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters. Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations, or cash flow will depend on a number of variables, including the timing and amount of such losses or damages, the structure and type of any such remedies, the significance of the impact any such losses, damages or remedies may have on IBM’s Consolidated Financial Statements, and the unique facts and circumstances of the particular matter which may give rise to additional factors, such as, among other things, in the Cooper case referred to on page 14, the amount of any additional obligations that may be imposed on the pension plan by the remedies finally determined, whether such additional obligations would require additional contributions by the company and the size of any such additional contributions.

11.         The company’s extended lines of credit include unused amounts of $2,688 million and $2,208 million at June 30, 2004 and December 31, 2003, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $780 million and $458 million at June 30, 2004 and December 31, 2003, respectively.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements did not have a material effect on the company’s business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on the company’s business, financial condition or results of operations.

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $72 million and $74 million at June 30, 2004 and December 31, 2003, respectively. These amounts include a limited guarantee of $9 million and $14 million associated with the company’s loans receivable securitization program at June 30, 2004 and December 31, 2003, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2004	2003
Balance at January 1	$780	$614
Current period accruals	406	381
Accrual adjustments to reflect actual experience	55	40
Charges incurred	(400)	(396)
Balance at June 30	$841	$639

12.         On May 27, 2004, IBM completed the renegotiation of a new $10 billion 5-year Credit Agreement with JPMorgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent, replacing credit agreements of $8 billion (5-year) and $2 billion (364 day). The text of the Credit Agreement is set forth in its entirety as Exhibit 10 hereto.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004*

Snapshot

(Dollars in millions except per share amounts)	2004	2003	Yr. To Yr. Percent/ Margin Change
Three months ended June 30:
Revenue	$23,153	$21,631	7.0	%**	#
Gross profit margin	36.8%	37.0%	(0.2	)pts.	$
Total expense and other income	$5,682	$5,532	2.7%		#
Total expense and other income to revenue ratio	24.5%	25.6%	(1.1	)pts.	$
Provision for income taxes	$853	$741	15.3%		#
Income from continuing operations	$1,990	$1,725	15.3%		#
Earnings per share from continuing operations:
Assuming dilution	$1.16	$0.98	18.4%		#
Basic	$1.18	$1.00	18.0%		#
Weighted average shares outstanding:
Assuming dilution	1,713.4	1,763.7	(2.9)%		$
Basic	1,679.6	1,729.8	(2.9)%		$

*The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. Loss from Discontinued Operations for the three-months ended June 30, 2004 and 2003 were $2 million and $20 million, respectively. Loss from Discontinued Operations for the six-months ended June 30, 2004 and 2003 were $3 million and 23 million, respectively.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the second quarter of 2004 the U.S. dollar was generally weaker against other currencies compared to the second quarter of 2003, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

** 3.5 percent adjusting for currency

(Dollars in millions except per share amounts)	2004	2003	Yr. To Yr. Percent/ Margin Change
Six months ended June 30:
Revenue	$45,403	$41,696	8.9	%**	#
Gross profit margin	36.4%	36.5%	(0.1	)pts.	$
Total expense and other income	$11,401	$10,784	5.7%		#
Total expense and other income to revenue ratio	25.1%	25.9%	(0.8	)pts.	$
Provision for income taxes	$1,540	$1,335	15.4%		#
Income from continuing operations	$3,593	$3,112	15.4%		#
Earnings per share from continuing operations:
Assuming dilution	$2.09	$1.77	18.1%		#
Basic	$2.13	$1.80	18.3%		#
Weighted average shares outstanding:
Assuming dilution	1,721.7	1,761.1	(2.2)%		$
Basic	1,685.6	1,727.6	(2.4)%		$

	6/30/04	12/31/03
Assets	$99,582	$104,457	(4.7)%	$
Liabilities	$70,752	$76,593	(7.6)%	$
Equity	$28,830	$27,864	3.5%	#

** 3.4 percent adjusting for currency

The increase in IBM’s second quarter and first half of 2004 Income from continuing operations and diluted earnings per share from continuing operations compared to the second quarter and first half of 2003, respectively, was due to:

•                  Stronger demand associated with the improving economy and continued market share gains for server products

•                  The sale of several PowerPC designs to Applied Micro Circuits Corporation (AMCC)

•                  Favorable impact of currency translation

The increase in IBM’s second quarter and first half of 2004 revenue compared to the second quarter and first half of 2003 was due to:

•                  Stronger demand associated with the improving economy and continued market share gains for server products

•                  Favorable impact from currency translation

The second quarter of 2004 and, in part, the first six months of 2004, business environment enabled the company’s on demand business model to deliver solid results. The market presented the company with many strong opportunities, most notably in zSeries, the Financial Services and Industrial sectors, new and emerging areas, the Asia Pacific geography, and services. There were also a few challenges such as software, and iSeries and pSeries product transitions. The company’s ability to capitalize on these opportunities and respond to these challenges with flexible resources, variable cost structures, and forward-looking insight are reflected in the solid overall revenue results.

The gross profit margin was 36.8 percent in the second quarter of 2004 versus 37.0 percent in the second quarter of 2003. Global Services margin declined but improved sequentially from the first quarter. This improvement is reflected in all services lines of business due to the company’s targeted actions in this area. Increases in hardware margins were primarily due to improved yield and volume performance in the Microelectronics business and the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 97 of the 2003 Annual Report) partially offset by the impact of higher component costs for personal computers. The company’s total gross profit margin was 36.4 percent for the first six months of 2004 versus 36.5 percent for the first six months of 2003.

In the second quarter and first half of 2004, total expense and other income increased over the year-earlier period, primarily due to increased expense for research, development and engineering, retirement-related plans and unfavorable currency translation. These increases were partially offset by higher IP income and gains from the sale of various assets. Overall, the Total expense and other income-to-revenue ratio declined.

The effective tax rate for the second quarter of 2004 and 2003, and the first six months of 2004 and 2003 was 30.0 percent.

With regard to total Assets, the decline of approximately $4.9 billion from December 31, 2003 to June 30, 2004 was primarily due to the decrease in short-term and long-term financing receivables.

Global Services signings were $10.1 billion in the second quarter of 2004 as compared to $10.7 billion for the three months ended June 30, 2003. The estimated Global Services backlog including SO, Business Consulting Services (BCS), Integrated Technology Services (ITS) and Maintenance was estimated at $118 billion at June 30, 2004.

Quarter and First-Half in Review

Results of Continuing Operations

Revenue

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended June 30:
Statement of Earnings Revenue Presentation:
Global Services	$11,327	$10,635	6.5%	#	2.4%	#
Hardware	7,423	6,613	12.3	#	9.6	#
Software	3,458	3,471	(0.4)		$(4.0)	$
Global Financing	651	672	(3.2)		$(6.0)	$
Enterprise Investments/Other	294	240	22.6	#	19.1	#
Total	$23,153	$21,631	7.0%	#	3.5%	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
For the six months ended June 30:
Statement of Earnings Revenue Presentation:
Global Services	$22,426	$20,804	7.8%	#	1.7%	#
Hardware	14,158	12,421	14.0	#	9.7	#
Software	6,924	6,600	4.9	#	(0.9)	$
Global Financing	1,313	1,377	(4.6)		$(9.2)	$
Enterprise Investments/Other	582	494	17.7	#	12.3	#
Total	$45,403	$41,696	8.9%	#	3.4%	#

(Dollars in millions)	2004	2003*	Yr. to Yr. Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended June 30:
Industry Sector**:
Financial Services	$5,964	$5,317	12.2%	#	8.0%	#
Public	3,448	3,453	(0.2)		$(2.8)	$
Industrial	3,039	2,807	8.3	#	4.2	#
Distribution	2,060	1,967	4.8	#	1.7	#
Communications	2,113	2,025	4.3	#	1.2	#
Small & Medium	5,124	4,801	6.7	#	2.8	#
OEM	701	588	19.3	#	19.1	#
Other	704	673	4.6	#	4.6	#
Total	$23,153	$21,631	7.0%	#	3.5%	#

(Dollars in millions)	2004	2003*	Yr. To Yr Percent Change		Yr. to Yr. Percent Change Adjusting for Currency
For the six months ended June 30:
Industry Sector**:
Financial Services	$11,468	$10,180	12.7%	#	6.4%	#
Public	6,684	6,515	2.6	#	(1.9)	$
Industrial	6,076	5,493	10.6	#	4.5	#
Distribution	4,151	3,887	6.8	#	1.9	#
Communications	4,181	3,862	8.3	#	3.2	#
Small & Medium	10,016	9,061	10.5	#	4.5	#
OEM	1,372	1,278	7.4	#	7.2	#
Other	1,455	1,420	2.5	#	2.5	#
Total	$45,403	$41,696	8.9%	#	3.4%	#

* Reclassified to conform with 2004 presentation.

** The majority of the company’s enterprise business, which excludes the company’s original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors around which the company’s sales and distribution activities, as well as an increasing number of its services and products businesses are organized. The majority of the businesses in the Small & Medium category have fewer than 1,000 employees.

(Dollars in millions)	2004	2003	Yr.to Yr. Percent Change		Yr. To Yr. Percent Change Adjusting for Currency
For the three months ended June 30:
Geographies:
Americas	$9,728	$9,525	2.1%	#	2.1%	#
Europe/Middle East/Africa	7,523	6,902	9.0	#	2.3	#
Asia Pacific	5,201	4,616	12.7	#	6.2	#
OEM	701	588	19.3	#	19.1	#
Total	$23,153	$21,631	7.0%	#	3.5%	#

(Dollars in millions)	2004	2003	Yr.to Yr. Percent Change		Yr. To Yr. Percent Change Adjusting for Currency
For the six months ended June 30:
Geographies:
Americas	$18,825	$18,100	4.0%	#	3.1%	#
Europe/Middle East/Africa	14,774	13,208	11.9	#	1.5	#
Asia Pacific	10,432	9,110	14.5	#	6.3	#
OEM	1,372	1,278	7.4	#	7.2	#
Total	$45,403	$41,696	8.9%	#	3.4%	#

Revenue from all industry sectors, except the Public sector in the second quarter of 2004, increased in the second quarter and first six months of 2004 when compared to the same periods of 2003 on an as-reported basis, reflecting the company’s go-to-market strategy of designing industry-specific solutions. The Financial Services sector growth was led by banking customers across all three geographies. The Industrial sector was led by growth in Automotive and Electronics, while spending in the Small & Medium businesses increased in all geographies, led by Asia. The Communications sector growth was driven by Telecom customers in the Americas. The decline in the Public sector revenue was primarily due to lower revenue in the Education area.

Revenue for the second quarter and first six months of 2004 increased across all geographies when compared to the second quarter and first six months of 2003. Revenue increases in the Americas were across all three of the major regions, with the strongest growth coming from Latin America, notably Brazil. Asia Pacific had the strongest revenue growth, led by China and India, while Japan, which is about 60 percent of Asia Pacific’s revenue, also achieved growth. Europe had mixed performance with growth in France and Spain. Eastern Europe had strong revenue growth. Collectively and as a result of the company’s targeted investments, the emerging countries of China, Russia, India and Brazil had revenue growth of 35 percent to generate approximately $1.9 billion of first half 2004 revenue.

OEM revenue increased in the second quarter and first six months of 2004 versus the same periods in 2003 due to second quarter 2004 growth in the Microelectronics business reflecting operational improvement. Continued strong growth in the company’s Engineering and Technology Services business also contributed to OEM revenue growth.

Global Services revenue increased in the second quarter of 2004 versus the second quarter of 2003 as SO continued its steady growth. BCS, ITS and Maintenance revenue increased due to the favorable impact of currency movements. The amount of contract rescopings declined cumulatively over the last several quarters and progress was made in the company’s relatively new Business Process Transformational Services area (see pages 41 and 42).

Revenue was very strong for Hardware in the second quarter and first six months of 2004 compared to the same periods in 2003. Systems and Technology Group continued the strong performance in zSeries servers driven by new workloads to the mainframes as clients build their on-demand infrastructures, as well as xSeries servers across the product line. iSeries and pSeries server revenue declined in 2004 primarily due to product transitions that impacted the sale of predecessor products. Storage Systems revenue increased due to greater demand for external midrange disk and tape products. Microelectronics revenue increased in the second quarter of 2004 versus the second quarter of 2003 due primarily to improved yields and increased output in the 300 millimeter factory. Demand for the company’s Engineering and Technology business continues to be strong. Microelectronics revenue declined for the first half of 2004 versus the first half of 2003 due primarily to lo wer demand (from certain customers) in the first quarter of 2004 as compared to the first quarter of 2003.

Personal Systems Group revenue increased in the second quarter and first six months of 2004 versus the same periods last year, driven by strong performance world wide by the company’s ThinkPad laptop computers. Retail Stores Solutions also delivered revenue growth in the second quarter and first six months of 2004 due to continued demand for its products as well as the acquisition of Productivity Solutions Inc. in November 2003.

Software revenue was essentially flat in the second quarter of 2004 versus the second quarter of 2003 as clients scrutinized their second quarter software spending and deferred purchasing decisions in the last week of the quarter. This was coupled with fewer large transactions in the quarter. Software revenue increased in the first six months of 2004 versus the first six months of 2003 primarily due to the favorable impacts of currency movements.

Global Financing revenue declined in the second quarter and first six months of 2004 versus the same periods in 2003 primarily due to a lower income-generating asset base in 2004 and lower used equipment sales. See pages 46 to 53 for additional information regarding Global Financing results.

The following table presents each segment’s revenue as a percentage of the company’s total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Global Services	48.9%	49.2%	49.4%	49.9%
Hardware	32.1	30.6	31.2	29.8
Software	14.9	16.0	15.3	15.8
Global Financing	2.8	3.1	2.9	3.3
Enterprise Investments/Other	1.3	1.1	1.2	1.2
Total	100.0%	100.0%	100.0%	100.0%

Gross Profit

For the three months ended June 30:	2004	2003	Yr. To Yr. Change
Gross Profit Margin:
Global Services	25.2%	25.9%	(0.7	)pts.	$
Hardware	29.2	26.9	2.3		#
Software	86.3	86.2	0.1		#
Global Financing	59.4	54.6	4.8		#
Enterprise Investments/Other	46.4	41.9	4.5		#
Total	36.8%	37.0%	(0.2	)pts.	$

For the six months ended June 30:	2004	2003	Yr. To Yr. Change
Gross Profit Margin:
Global Services	24.8%	25.4%	(0.6	)pts.	$
Hardware	28.0	26.8	1.2		#
Software	86.2	85.4	0.8		#
Global Financing	60.0	56.8	3.2		#
Enterprise Investments/Other	43.0	39.2	3.8		#
Total	36.4%	36.5%	(0.1	)pts.	$

The declinein Global Services gross profit margin was due to continued investment in on demand infrastructure and business transformation capabilities including transition costs during the early stages of an SO contract. Increases in hardware margins were primarily due to yield improvements in the Microelectronics business resulting in increased volumes and the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 97 of the 2003 Annual Report) partially offset by the impact of higher component costs for personal computers. The increase in Global Financing gross profit margin was driven by higher financing margin due to lower borrowing costs.

Expense

The Total expense and other income expense-to-revenue ratio declined 1.1 points and 0.8 points to 24.5 percent and 25.1 percent in the second quarter and first half of 2004, respectively, versus the same periods of 2003. The decline in the expense-to-revenue ratio was primarily due to the 7.0 percent and 8.9 percent increase in revenue in 2004 versus 2003, respectively. For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions)	2004	2003	Yr. To Yr. Percent Change
For the three months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$4,196	$3,881	8.1%	#
Advertising	319	369	(13.7)	$
Workforce reductions - ongoing	67	154	(56.5)	$
Bad debt expense	50	56	(11.0)	$
Total	$4,632	$4,460	3.9%	#

(Dollars in millions)	2004	2003	Yr. To Yr. Percent Change
For the six months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$8,219	$7,628	7.8%	#
Advertising	614	678	(9.5)	$
Workforce reductions - ongoing	230	233	(1.3)	$
Bad debt expense	53	136	(61.0)	$
Total	$9,116	$8,675	5.1%	#

Total Selling, general and administrative (SG&A) expense increased 3.9 percent (1 percent adjusting for currency) and 5.1 percent (1 percent adjusting for currency), respectively, in the second quarter and first six months of 2004 versus the same periods in 2003. The increase in the second quarter and first six months of 2004 was primarily due to increased expense for retirement-related plans and unfavorable currency translation. These increases were partially offset by lower workforce reductions, lower advertising expense and lower bad debt expense. Bad debt expense declined primarily due to lower reserve requirements associated with the improvement in the economic conditions and improved credit quality, as well as the lower asset base of the Global Financing receivable portfolio (see page 50) during the first half of 2004 as compared to the same period in 2003. See pages 29 and 30 for further information on retirement-related plans.

Other (income) and expense

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Other (income) and expense:
Foreign currency transaction losses	$96	$52	85.9%	#
Interest income	(41)	(38)	6.2	#
Net gains from securities and investment assets	(6)	(1)	nm	nm
Net realized gains from certain real estate activities	(40)	(1)	nm	nm
Other	14	(8)	nm	nm
Total	$23	$4	451.2%	#

nm - not meaningful

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Other (income) and expense:
Foreign currency transaction losses	$208	$157	32.7%	#
Interest income	(80)	(80)	(1.1)	$
Net (gains)/losses from securities and investment assets	(10)	4	nm	nm
Net realized (gains)/losses from certain real estate activities	(44)	13	nm	nm
Other	(38)	(6)	nm	nm
Total	$36	$88	(58.5)%	$

nm - not meaningful

Other (income) and expense increased 451.2 percent in the second quarter 2004 versus the second quarter of 2003. Foreign currency transaction losses increased as the dollar weakened against other currencies and increased expense associated with ongoing space and capacity actions. These increases were partially offset by gains from various asset sales including certain real estate activities.

Other (income) and expense decreased 58.5 percent in the first six months of 2004 versus the first six months of 2003. The decrease was primarily driven by gains from various asset sales, partially offset by higher foreign currency transaction losses and increased expense associated with ongoing space and capacity actions.

Research, Development and Engineering

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Research, development and engineering:
Total	$1,426	$1,226	16.3%	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Research, development and engineering:
Total	$2,793	$2,421	15.4%	#

Research, development and engineering expense increased in the second quarter and first six months of 2004 versus the same periods in 2003 primarily due to increased spending in Systems and Technology Group for Microelectronics and server products as well as increased spending in Software related to acquisitions.

Intellectual Property and Custom Development Income

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$253	$68	272.1%	#
Licensing/royalty-based fees	98	69	42.0	#
Custom development income	81	62	30.6	#
Total	$432	$199	117.3%	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$275	$214	28.5%	#
Licensing/royalty-based fees	188	138	36.2	#
Custom development income	149	129	15.5	#
Total	$612	$481	27.2%	#

Sales and other transfers of intellectual property increased in the second quarter and first six months of 2004 versus the second quarter and first six months of 2003, primarily due to AMCC’s acquisition of the company’s IP associated with its embedded PowerPC 4xx standard processor products for $208 million in the second quarter of 2004. The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.

Interest Expense

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Interest expense:
Total	$33	$41	(20.8)%	$

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Interest expense:
Total	$68	$81	(16.7)%	$

The decline in Interest expense was primarily due to lower average non-Global Financing debt and lower effective interest rates in the second quarter and first six months of 2004, compared with the same periods of 2003.

Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See pages 51 and 52 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Retirement-related plans - cost/(income):
Defined benefit and contribution pension plans - cost/(income)	$173	$(12)	nm %	nm
Nonpension postretirement benefits-cost	82	83	(1.2)	$
Total	$255	$71	259.2%	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$372	$24	nm	%	nm
Nonpension postretirement benefits-cost	185	162	14.2		#
Total	$557	$186	199.5%		#

nm - not meaningful

Included in the amounts above, the company had costs of approximately $17 million and income of approximately $147 million associated with its defined benefit pension plans for the second quarter of 2004 and 2003, respectively. The comparable amount for the first six months of 2004 and 2003 was expense of approximately $23 million and income of approximately $281 million, respectively.  These trends were primarily due to the company’s reduction of its discount rate assumption for the company’s U.S. IBM Personal Pension Plan (PPP)  by 75 basis points, recent changes in the market value of plan assets, as well as similar trends in the company’s other defined benefits pension plans.

Provision for Income Taxes

The effective tax rate for the second quarter of 2004 and 2003, and the first six months of 2004 and 2003 was 30.0 percent.

Weighted-Average Common Shares

	2004	2003	Yr. To Yr. Percent Change
For the three months ended June 30:
Earnings per share from continuing operations:
Assuming dilution	$1.16	$0.98	18.4%	#
Basic	$1.18	$1.00	18.0	#

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,713.4	1,763.7	(2.9)%	$
Basic	1,679.6	1,729.8	(2.9)	$

	2004	2003	Yr. To Yr. Percent Change
For the six months ended June 30:
Earnings per share from continuing operations:
Assuming dilution	$2.09	$1.77	18.1%	#
Basic	$2.13	$1.80	18.3	#

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,721.7	1,761.1	(2.2)%	$
Basic	1,685.6	1,727.6	(2.4)	$

The amount of shares actually outstanding at June 30, 2004 was 1,675.2 million.

The weighted average number of common shares outstanding-assuming dilution during the second quarter and first six months of 2004 was 50.3 million and 39.4 million lower than the second quarter and first six months of 2003 primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the second quarter and first six months of 2004 versus second quarter and first six months of 2003, respectively, external segment results.

Global Services

			Yr. to Yr. Percent Change
(Dollars in millions)	2004	2003
For the three months ended June 30:
Global Services Revenue:	$11,327	$10,635	6.5%	#
Strategic Outsourcing	$4,698	$4,201	11.8	#
Business Consulting	3,367	3,255	3.4	#
Integrated Technology	1,859	1,835	1.3	#
Maintenance	1,403	1,344	4.4	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Global Services Revenue:	$22,426	$20,804	7.8%	#
Strategic Outsourcing	$9,314	$8,192	13. 7	#
Business Consulting	6,665	6,420	3.8	#
Integrated Technology	3,621	3,533	2.5	#
Maintenance	2,826	2,659	6.3	#

Global Services revenue increased 6.5 percent (2 percent adjusting for currency) and 7.8 percent (2 percent adjusting for currency) in the second quarter and first six months of 2004, respectively, versus the same periods in 2003.  SO continued to demonstrate its competitive advantage in delivering on demand solutions by leveraging its business transformational skills and its scale.  Also contributing to revenue growth was a lower amount of contract rescopings cumulatively over the last several quarters.  Within SO, e-business Hosting Services, an offering that provides Web infrastructure and application management as an Internet-based service, continued its pattern of revenue growth.  ITS revenue, which excludes maintenance (discussed below), increased driven by growth in Business Continuity and Recovery Services.  BCS revenue increased but continues to be dependent on a sustained economic upturn and this business typically lags economic recovery.  Within BCS, the company’s Business Process Transformation Services offerings gained additional traction during the second quarter.  See pages 41 and 42 for additional information.  Although revenue for ITS, BCS and Maintenance increased in the second quarter and first six months of 2004 versus the same periods in 2003, such increases were driven by favorable impacts of currency movements.

(Dollars in millions)	2004	2003	Yr. To Yr. Percent/ Margin Change
For the three months ended June 30:
Global Services:
Gross profit	$2,852	$2,756	3.5%		#
Gross profit margin	25.2%	25.9%	(0.7	)pts.	$

(Dollars in millions)	2004	2003	Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:
Global Services:
Gross profit	$5,569	$5,288	5.3%		#
Gross profit margin	24.8%	25.4%	(0.6	)pts.	$

Global Services gross profit dollars increased primarily due to the corresponding increase in revenue.  The gross profit margin declined due to continued investment in on demand infrastructure and business transformation capabilities as well as transition costs during the early stages of an SO contract.  These investments are made at a client contract level and are reflected in the gross profit margin.  These declines were partially offset by improved utilization rates in BCS, lower labor costs associated with Maintenance offerings, and ongoing efficiency initiatives in SO.  Global Services profit margin increased from the first quarter of 2004 by 70 basis points.  All services lines of business contributed to this improvement and BCS achieved its strongest margin in the second quarter as compared to the previous six.

Hardware

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Hardware Revenue:	$7,319	$6,509	12.5%	#
Systems and Technology Group	$4,154	$3, 786	9.7%	#
z Series			43.7	#
i Series			(27.5)	$
p Series			(3.4)	$
x Series			17.2	#
Storage Systems			5.0	#
Microelectronics			5.8	#
Engineering and Technology Services			154.2	#
Personal Systems Group	3,165	2,723	16.2	#
Personal Computers			19.2	#
Retail Store Solutions			19.2	#
Printer Systems			(9.7)	$

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Hardware Revenue:	$13,921	$12,207	14.0%	#
Systems and Technology Group	$7,930	$7,094	11.8%	#
z Series			39.4	#
i Series			(18.6)	$
p Series			5.3	#
x Series			20.5	#
Storage Systems			10.0	#
Microelectronics			(5.3)	$
Engineering and Technology Services			124.2	#
Personal Systems Group	5,991	5,113	17.2	#
Personal Computers			20.2	#
Retail Store Solutions			25.4	#
Printer Systems			(8.3)	$

Systems and Technology Group revenue increased 9.7 percent (7 percent adjusting for currency) and 11.8 percent (8 percent adjusting for currency)  in the second quarter and first six months of 2004, respectively, versus the same periods in 2003.  zSeries revenue increased in the second quarter and first six months of 2004 versus the same periods in 2003 due to clients adding new workloads on the zSeries as they build their on-demand infrastructures, as well as taking advantage of the capabilities of the z990 server for consolidations.  Mid-size customers are also benefiting from the enhanced reliability and reduced total cost of ownership of the company’s zSeries.  The total delivery of zSeries computing power as measured in MIPS (million of instructions per second) increased 75 percent in the second quarter of 2004 compared to the second quarter of 2003.  The xSeries server revenue increased in the second quarter and first half of 2004 compared to the same periods in 2003 due to strong growth across the product line from the low-end 1 and 2-way servers to the high-end 8-way and above servers.  xSeries-related BladeCenter revenue had significant growth as the company is leading and shaping the blade market.  The BladeCenter model is expanding the company’s client base as some customers are turning to IBM for their Intel solutions for the first time.  pSeries revenue declined in the second quarter of 2004 and increased for the first six months of 2004 versus the second quarter and first six months of 2003, respectively.  The decrease in the second quarter was the result of a large number of transactions being deferred late in the second quarter, some driven by the anticipated POWER5 pSeries announcement in early July 2004.  The company continued to experience strong demand for the pSeries high-end servers. iSeries revenue decreased in the second quarter and first half of 2004 versus the same periods in 2003.  The decrease in the second quarter was driven by lower sales of older models as a result of the POWER5 iSeries technology announcement in April 2004.  Although the new i5 met the company’s expectations, sales of older models were impacted by a quicker-than-expected transition to the new models.  The company also experienced a slowdown in high-end sales as larger clients awaited the new high-end POWER5 iSeries server announcement in mid-July.

Storage Systems revenue increased for the second quarter and first six months of 2004 compared with the same periods in 2003 due to increased demand for external midrange disk and tape products.  Microelectronics revenue increased in the second quarter of 2004 versus the second quarter of 2003 as yields in the 300 millimeter plant continued to improve.  Output from the 300 millimeter plant doubled in the second quarter as compared to the first quarter.  Microelectronics revenue declined for the first six months of 2004 versus the first six months of 2003 primarily due to lower client demand for 200 millimeter products in the first quarter of 2004 as compared to the first quarter of 2003. Engineering and Technology Services continued its strong revenue growth in the second quarter and first six months of 2004  due to increased design and technical services when compared to the same periods in 2003.

Personal Systems Group revenue increased 16.2 percent (13 percent adjusting for currency) and 17.2 percent (12 percent adjusting for currency) in the second quarter and first six months of 2004, respectively, versus the same periods last year, driven by strong performance world wide by the company’s ThinkPad laptop computers.  The company shipped more ThinkPads in the second quarter than any other quarter on record.  Desktop revenue also contributed to the second quarter growth.  In the second quarter the company introduced the ThinkCentre S50 ultra small desktop which is a full function desktop the size of a phone book and weighs 13 pounds.  Retail Stores Solutions also achieved strong revenue growth in the second quarter and first half of 2004 versus the second quarter and first half of 2003, respectively, due to strong demand for the company’s products and the acquisition of Productivity Solutions Inc. in November 2003. The decrease in Printer Systems revenue was due to lower maintenance and hardware revenue in the second quarter and first six months of  2004 versus the same periods in 2003. The decline in Printer System maintenance revenue was due to a declining install base.  The decline in Printer System hardware revenue was due to the company’s strategic shift in focus toward high-end production printers away from low-end workgroup printers.  While this move resulted in lower sales volumes, sales of the high-end production printers are more profitable.

(Dollars in millions)	2004	2003	Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:
Hardware:
Gross profit	$2,229	$1,926	15.7%		#
Gross profit margin	30.4%	29.6%	0.8	pts.	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:
Hardware:
Gross profit	$4,133	$3,625	14.0%		#
Gross profit margin	29.7%	29.7%	0.0	pts.	"

The increase in gross profit dollars in the second quarter and first six months of 2004 versus the same periods in 2003 was primarily driven by the increase in Hardware revenue in the second quarter and first six months of 2004 versus the second quarter and first six months of  2003, respectively.  The increase in the gross profit margin in the second quarter of 2004 versus the second quarter of 2003 was primarily due to yield improvement in the Microelectronics business resulting in increased volumes partially offset by the impact of higher component costs for personal computers. Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 25 (and derived from page one) primarily relate to the impact of certain hedging transactions  (see Anticipated Royalties and Cost Transactions on page 97 of the IBM 2003 Annual Report). The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring segment management’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended June 30:
Software Revenue:	$3,458	$3,471	(0.4)%	$
Middleware	$2,724	$2,731	(0.2)	$
WebSphere Family			1.7	#
Data Management			(2.9)	$
Lotus			(1.9)	$
Tivoli			(5.0)	$
Rational			(5.0)	$
Other Middleware			3.6	#
Operating Systems	577	589	(2.1)	$
Other	157	151	4.2	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the six months ended June 30:
Software Revenue:	$6,924	$6,600	4.9%	#
Middleware	$5,440	$5,129	6.0	#
WebSphere Family			10.9	#
Data Management			3.2	#
Lotus			6.0	#
Tivoli			4.9	#
Rational			28.4	#
Other Middleware			5.5	#
Operating Systems	1,181	1,157	2.0	#
Other	303	314	(3.5)	$

Software revenue declined 0.4 percent (4 percent adjusting for currency) and increased 4.9  percent (down 1 percent adjusting for currency) in the second quarter and first six months of 2004, respectively, versus the same periods of 2003.

Consistent with many of the company’s competitors,  the company encountered a difficult software sales environment in the second quarter of 2004 .  The company executed fewer large transactions and clients increased their scrutiny of second quarter software spending and deferred spending decisions.  The extent of the deferrals in the last week of the quarter were larger than the company anticipated.  The company believes the majority of these deferred transactions  remain opportunities in the third quarter.  The WebSphere family of software offerings revenue increased with growth in e-commerce software and integration software in the second quarter of 2004 versus the second quarter of 2003.  DB2 Data Management revenue increased in the  second quarter driven by growth in the host platform.  Software revenue increased in the first six months of  2004 versus the first six months of 2003 due primarily to growth in WebSphere, DB2 on the host platform, and Rational offerings primarily due the inclusion of six months of Rational revenue in the first half of 2004 compared to about four months in the first half of 2003 (Rational was acquired in February 2003).

Other Middleware, including traditional host software products such as CICS, Other Storage and Printer software, experienced revenue increases in the second quarter and first half of 2004 versus the same periods of 2003 due to favorable currency movements.

Operating systems software revenue declined for all hardware platforms in the second quarter of 2004 as compared to the second quarter of 2003 except for pSeries.  The company achieved double digit operating system revenue growth for pSeries, despite lower pSeries hardware volumes due to increased subscription and support revenue associated with pSeries servers. zSeries operating system software revenue declined despite strong related hardware volumes due to ongoing software price per MIP improvements to enterprise clients.  iSeries operating system revenue declined in line with the related hardware volumes.  Overall, Operating systems software revenue increased in the first six months of 2004 versus the same periods of 2003 primarily due to favorable impacts of currency movements.

(Dollars in millions)	2004	2003	Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:
Software:
Gross Profit	$2,986	$2,992	(0.2)%		$
Gross Profit Margin	86.3%	86.2%	0.1	pts.	#

(Dollars in millions)	2004	2003	Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:
Software:
Gross Profit	$5,968	$5,639	5.8%		#
Gross Profit Margin	86.2%	85.4%	0.8	pts.	#

The increase in Software gross profit dollars and gross profit margin for the six months ended June 30, 2004 versus the six months ended 2003 was primarily driven by growth in Software revenue and favorable currency movements.

Global Financing

See pages 46 and 47 for a discussion of Global Financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments increased 18.5 percent to $269 million (13 percent adjusting for currency) and 16.2 percent to $544 million (8 percent adjusting for currency) in the second quarter and first six months of 2004, respectively, versus the same periods in 2003.  The increases were attributable to demand for product life-cycle management software primarily in the automotive industry.

Gross profit dollars increased 26.1 percent to $119 million and 18.9 percent to $238 million the second quarter and first six months of 2004, respectively, versus the same periods in 2003.  The gross profit margin increased 2.7 points to 44.3 percent in the second quarter of 2004 and increased 0.9 points to 43.8 percent for the first six months of 2004 versus the same periods of 2003.  The increases in gross profit dollars were primarily driven by the increase in revenue.  The increases in gross profit margin were primarily driven by higher product life-cycle management software margins in the second quarter and first six months of 2004 versus the same periods in 2003.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 38 to 41 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 46 through 53. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

(Dollars in millions)	At June 30, 2004	At December 31, 2003

Current assets	$41,409	$44,998
Current liabilities	34,357	37,900
Working capital	$7,052	$7,098

Current ratio	1.21:1	1.19:1

Current assets decreased $3,589 million primarily due to a decrease in short-term financing receivables primarily resulting from cash collections of both customer and commercial financing receivables that exceeded new originations.'

Current liabilities decreased $3,543 million primarily due to declines of $3,242 million in Accounts payable and accruals and $1,160 million of taxes payable.  These declines were partially offset by an increase of $859 million in short-term debt that was driven by the transfer of current bond and derivative activity from long-term debt as these items approach maturity.

The decrease in Accounts payable and accruals resulted from declines in accounts payable from typically higher year-end levels, lower accrual balances due to payments made in the first half of the year for performance bonuses, commissions and restructuring.

During the second quarter of 2004, the company entered into an agreement with the IRS that effectively disallowed a loss claimed in connection with the 1999 sale of stock of a subsidiary.  The company was fully reserved for this matter such that there was no income statement impact from this settlement.  In addition, no penalties were incurred.  The resolution of this matter resulted in the reduction of existing tax credit carryforwards rather than a significant cash tax liability.  Accordingly, during the second quarter of 2004, current taxes payable and the net deferred tax asset balance were both reduced by approximately $0.9 billion.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 46 to 53.

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Net cash provided by/(used in) continuing operations:
Operating activities	$7,480	$5, 973
Investing activities	(2,639)	(3,308)
Financing activities	(4,220)	(3,131)
Effect of exchange rate changes on cash and cash equivalents	(121)	90
Net cash used in discontinued operations	(75)	(164)
Net change in cash and cash equivalents	$425	$(540)

The increase in net cash provided by operating activities for the first six months of 2004 as compared to the first six months of 2003 was primarily driven by increased net income (including the second quarter payment of $228 million received in the AMCC transaction), improved collection of accounts receivable including significant collection of receivables from the company’s Global Financing business (see discussion on page 49) and approximately $300 million less in restructuring payments.

The decrease in net cash flows used in investing activities was primarily attributable to lower acquisition costs ($367 million) in the first six months of 2004 (includes Candle Corporation acquisition) than in the first six months of 2003 ($1.0 billion for Rational).  In addition, net capital expenditures including investments in software were lower by $233 million reflecting lower investments in the company’s Microelectronics business, partially offset by increased net investments in the company’s services business.  The year-to-year increase in the net cash flows used in financing activities was primarily the result of increased stock repurchases in the second quarter of 2004 compared with the same period of 2003.

Non-Current Assets and Liabilities

(Dollars in millions)	At June 30, 2004	At December 31, 2003
Non-current assets	$58,173	$59,459
Long-term debt	14,421	16,986
Non-current liabilities (excluding debt)	21,974	21,707

The decrease in Non-current assets was primarily due to $1,395 million decrease in Investments and sundry assets driven by a decrease in deferred tax assets resulting from the IRS settlement discussed on page 39.  In addition, Long-term financing receivables decreased $737 million primarily due to cash collections of both customer and commercial financing receivables that exceeded originations.  These declines were partially offset by increases of $562 million in Goodwill (driven by acquisitions) and $406 million in prepaid pension assets due to contributions and recognition of pension income in the U.S. and Europe/Middle East/Africa countries.

Long-term debt declined $2,565 million primarily due to the transfer of current bond and derivative hedge activity to short-term debt as these items approach maturity.

Non-current liabilities (excluding debt) increased $267 million due to increases in non-current deferred income, non-current warranty accruals, and SONY prepayments associated with its strategic commitment to purchase IBM technology.  The increase in deferred income was driven by Global Services resulting from new contracts with long-term components.  The increase in the warranty accrual primarily related to personal computers resulting from increased volumes and certain capacitor repairs.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At June 30, 2004	At December 31, 2003

Total company debt	$21,926	$23,632
Non-global financing debt*	$623	$368
Non-global financing debt/capitalization	2.4%	1.5%

*  Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on pages 51 and  52.

The company’s non-global financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt. Cash flows from operations are these businesses’ primary source of funds for future investments.  The non-global financing debt-to-capitalization ratio of 2.4 percent is within the company’s target.

Equity

Stockholders’ equity increased $966 million from December 31, 2003, primarily due to an increase in the company’s retained earnings driven by the company’s net income as well as an increase in common stock primarily due to common stock issued associated with the company’s stock option plan and employee stock purchase plan,  partially offset by the company’s stock repurchase program.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2003 IBM Annual Report on page 50.

•                  Economic environment and corporate IT spending budgets for Enterprise Computing

•                  Internal business transformation and efficiency initiatives

•                  Technological innovations

•                  Open standards, including Linux

Clients’ spending continues to improve, though not uniformly across all segments and regions.  In addition, the company is focusing on a new opportunity in which IT - both infrastructure and expertise - will be applied to transform clients’ spending on their business processes, namely SG&A.  This opportunity is Business Process Transformational Services (BPTS) and contemplates much more than automating an existing process or outsourcing to a lower-cost provider. BPTS is about transforming enterprises to create new business models.  It requires deep business process expertise and technology expertise.  IBM is already making substantial efforts to expand the company’s already strong capabilities in this area.  For example:

•                  Business Transformation Outsourcing - engagements in which we assist clients who want to transform their business processes, applications and IT infrastructure

•                  Engineering and Technology Services - use of advanced technology from IBM labs to solve clients’ toughest business process problems

•                  Strategy and Change - core consulting backed by unique intellectual property that documents industry-specific business models with supporting IT architecture

•                  Business Performance Management Software - cutting edge integration software that enables clients to access data they need, where it is needed, when it is needed, and in the most useful format

BPTS is a logical and natural extension of the company’s on demand strategy described in the IBM 2003 Annual Report.  The successes in some of these areas that are documented earlier in this Management discussion is an early indication of this opportunity’s future potential.

Global Services Signings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Longer-term*	$5,115	$5,520	$10,561	$12,678
Shorter-term*	4,951	5,134	10,004	10,061
Total	$10,066	$10,654	$20,565	$22,739

* Longer-term contracts are generally 7 to 10 years in length and represent SO and longer-term business transformation contracts as well as those BCS contracts with the U.S. Federal Government and its agencies. Shorter-term are contracts generally 3 to 9 months in length and represent the remaining BCS and ITS contracts.  These amounts have been adjusted to exclude the impact of year-to-year currency changes.

The company’s second quarter 2004 Business Transformation Outsourcing signings more than doubled as compared to the second quarter of 2003.  The estimated services backlog including SO, BCS, ITS, and Maintenance, was $118 billion at June 30, 2004.  Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

Looking forward, the pipeline of deals is solid for both the short and long term contracts.  To improve Global Services margins over the next year,  the company is executing on a plan to improve productivity and efficiencies across all lines of business.  Specifically within BCS, the initiative includes roughly a 4-point improvement in the utilization rate of its consultants, optimization of the labor mix, and a reduction in overhead costs by 15 percent.  The company expects gradual sequential and year-to-year improvement in services margins in the second half of 2004.

The combination of the company’s Systems Group and Technology Group, as discussed on pages 12 and 13, will continue to improve the company’s ability to integrate key semiconductor, and other core technology innovations, as well as E&TS capabilities into solutions for customers.

During 2004 and in connection with the company’s new PowerEverywhere initiatives, the company introduced several new products that the company expects will extend the recent strong results and market share gains in servers.

In early July the company announced the extension of the POWER5 family to pSeries with the p5 product line, including two new low-end models and a new midrange system.  Performance levels for these new products dominate the competition, as evidenced by the 34 published industry-leading benchmarks.  The p5 demonstrated speeds twice as fast as competitive systems that have four times as many processors and twice the price.  POWER5 technologies will create additional opportunities for IBM to grow share in the UNIX and high- performance Linux server markets.

In the second quarter iSeries introduced POWER5 technology, and the announcement has been well received by the market.  This new server line reduces complexity, simplifies infrastructure and enhances productivity — and it runs multiple operating systems application environments on a single, simplified platform.  In early July, the company added new i5 16-way offerings as the POWER5 technology will now be available in the high-end of the iSeries.

POWER5 technology is yet another example of the successful integration of the previous Systems and Technology Groups.

In the second quarter, the company delivered virtualization software that simplifies the management of multiple storage area networks.  By providing support for heterogeneous environments, clients are no longer locked in to specific storage vendors.

The key to the company’s growth in Software will be customers’ continued adoption of on demand solutions. In addition, the company will continue to leverage independent software vendors (ISVs) as an overall business partner and an additional route to market.  In addition, the company is strengthening its software portfolio through ongoing development efforts as well as through two second-quarter 2004 strategic acquisitions, Candle Corporation and Trigo Technologies Inc.  In the third quarter, the company announced its intent to acquire Alphablox Corporation, a small privately held software firm whose graphics application-enablement platform will bolster the company’s data management offerings in business intelligence.

Total Retirement-related benefits expense increased in the first six months of 2004 as compared with the first six months of 2003 by approximately $371 million as discussed on pages 29 and 30.  The company expects this trend to continue during the second half of 2004.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. The U.S. government appealed the panel’s decision and lost its appeal. There is proposed legislation before the U.S. Congress, and the company anticipates that the U.S. will repeal the ETI regime. If the ETI exclusion is repealed and suitable replacement legislation is not enacted, the loss of the ETI tax benefit may adversely impact the company’s tax rate.

During 2003, the IRS commenced an examination of the years 1998 through 2000. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax have been provided for any adjustments that are expected to result for these years. As discussed on page 39, during the second quarter of 2004, the company entered into an agreement with the IRS involving one specific issue.  The likely resolution of the remaining open issues in this exam cycle should not result in a significant cash payment.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2004, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2003. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2003 IBM Annual Report in note L, “Derivatives and Hedging Transactions,” on pages 96 to 99.

The company earned slightly more than 50 percent of its net income in currencies other than the U.S. dollar in the first half of 2004.  In general, these currencies were stronger against the U.S. dollar during the first half of 2004 compared to the first half of 2003, so earnings in these countries translated into more dollars than they would have in the first half of 2003.  The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results.  These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify.  For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative.

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

Liquidity and Capital Resources

On pages 64 and 65 of the company’s 2003 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 64, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, and the size of the company’s global credit facilities.  For the six months ended or as of, as applicable, June 30, 2004, those amounts are $7.5 billion, $8.2 billion, and $10 billion, respectively.

On May 27, 2004, IBM completed the renegotiation of a new $10 billion 5-year Credit Agreement with JP Morgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent,  replacing credit agreements of $8 billion (5-year) and $2 billion (364 day). The text of the Credit Agreement is set forth in its entirety as Exhibit 10 hereto.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2004 appear in the table below and remain unchanged from December 31, 2003.  The company has no contractual arrangements that in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 65 of the 2003 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on pages 39 and 40 of this Form 10-Q, the following is the management view of cash flows for the first six months of 2004 and 2003 prepared in a manner consistent with the table on page 65 of the 2003 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions)	2004	2003
For the period ended June 30:
Net cash from operating activities (comprised of):	$7,480	$5,973
Cash from Global Financing accounts receivable	3,960	3,248
Cash available for investment and for distribution to shareholders	3,520	2,725

Net Global Financing receivables	2,416	1,526
Net capital expenditures	(1,737)	(1,970)
Net acquisitions	(821)	(1,188)
Returns to shareholders	(3,649)	(707)
Other	696	(926)
Net change in cash and cash equivalents	$425	$(540)

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 10 on pages 15 and 16 of this Form 10-Q. With respect to pension funding, the company is not quantifying such impact because it is not possible to predict the future timing or direction of the capital markets. For 2004, however, if the full year actual return on plan assets for the PPP was less than 5 percent, the PPP’s ABO would be greater than its Plan assets.  As discussed on pages 66 and 110 to 115 of the 2003 IBM Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders equity.  Actual return on the PPP plan assets for the first six months of 2004 was a 3.2 percent gain.

Global Financing

Global Financing is a business segment within IBM, but is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
External revenue	$652	$681	$1,317	$1,382
Internal revenue	286	307	566	602
Total revenue	938	988	1,883	1,984
Total cost	372	440	752	873
Gross profit	$566	$548	$1,131	$1,111
Gross profit margin	60.3%	55.5%	60.1%	56.0%
Pre-tax income	$348	$296	$722	$569
After-tax income	$214	$195	$458	$374
Return on equity*	26.2%	22.5%	27.8%	21.6%

*  Quarterly and year-to-date return on equity is calculated using a two-point and three point, respectively, average of equity and an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

Global Financing revenue decreased 5.1 percent for the second quarter of 2004 as compared to the same period last year.  External revenue decreased 4.3 percent (6 percent at constant currency) in 2004 versus 2003 driven by lower financing income due to a lower average asset base and a decrease in external used equipment sales.  The lower average asset base was primarily due to lower originations in prior years. Internal revenue decreased 6.8 percent for the second quarter of 2004 versus the second quarter of 2003 driven by a decrease in internal finance income and a decrease in used equipment sales, primarily zSeries. Global Financing remarkets used equipment, primarily resulting from returns at end of lease, both externally and internally. Externally remarketed equipment represents sales to clients and resellers, while internally remarketed equipment primarily represents used equipment that is sold internally and then remarketed externally through the Hardware segment.

Global Financing revenue decreased 5.1 percent for the first six months of 2004, when compared to the same period last year.  The decrease in revenue is driven by a decline in both external and internal equipment sales and lower external and internal financing revenue due to a lower average asset balance.

Global Financing gross profit dollars increased 3.3 percent and 1.8 percent while gross profit margin increased 4.8 points and 4.1 points for the second quarter and first six months of 2004, respectively, when compared to the same periods last year.  For the second quarter of 2004, the increase in gross profit dollars was primarily driven by improved margin on equipment sales and lower borrowing costs.  The increase in gross profit margin was driven by improved financing and equipment sales margin and a slight improvement in  mix towards higher margin financing.  For the first six months of 2004, the increase in gross profit dollars was driven by lower borrowing costs partially offset by lower equipment sales.  The increase in gross profit margin was driven by improved financing and equipment sales margin and a mix change towards higher margin financing and away from equipment sales.

Global Financing pre-tax income increased 17.6 percent and 26.9 percent, respectively, for the second quarter and first six months of 2004, when compared to the same periods last year.  For the second quarter, the increase is driven by a gain on a sale of Global Financing’s interest in a leveraged lease as well as the improved gross profit discussed above.  For the first six months of 2004, the increase is primarily due to a decrease in bad debts expense, the gain on sale discussed above and improved gross profit.  The decrease in bad debt expense is reflective of the improved general economic environment, improved credit quality of the portfolio, and the declining size of the receivable portfolio.

The increase in return-on-equity for the second quarter of 2004 is due to the 9.7 percent rise in after-tax income when compared to the same period last year.  This is associated with the gain discussed above and improved gross profit previously discussed.  The increase in return-on-equity for the first six months of 2004 is associated with the decrease in bad debt expense and the gain on sale discussed above.

Financial Condition

Balance Sheet

(Dollars in millions)	At June 30, 2004	At December 31, 2003

Cash	$834	$813
Net investment in sales-type leases	10,517	11,969
Equipment under operating leases:
External customers	1,769	1,707
Internal customers(a) (b)	1,879	1,873
Customer loans	9,085	10,413
Total customer financing assets	23,250	25,962
Commercial financing receivables	4,054	5,835
Intercompany financing receivables(a) (b)	1,813	1,999
Other receivables	206	270
Other assets	833	1,037
Total financing assets	$30,990	$35,916

Intercompany payables(a)	$4,182	$6,754
Debt(c)	21,303	23,264
Other liabilities	2,396	2,546
Total financing liabilities	27,881	32,564
Total financing equity	3,109	3,352
Total financing liabilities and equity	$30,990	$35,916

(a) Amounts eliminated for purposes of IBM’s consolidated results. And therefore do not appear on pages 3 and 4.

(b) These assets, along with the other assets in this table, are leveraged using Global Financing debt.

(c) Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end-users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers’ total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms of generally two to five years. Customer financing also includes internal activity as described on page 69 of the 2003 IBM Annual Report.

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

Originations

The following are total external and internal financing originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003

Customer financing:
External	$2,739	$2,930	$5,099	$5,342
Internal	335	303	619	600
Commercial financing	5,994	5,708	11,412	11,020
Total	$9,068	$8,941	$17,130	$16,962

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the second quarter and first six months of 2004, which resulted in a net decline in financing assets from December 31, 2003. Funds were also generated through the sale and lease of used equipment sourced primarily from prior years’ lease originations.

Cash generated by Global Financing was used to pay the intercompany payable and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At June 30, 2004	At December 31, 2003

Financial Services	33%	28%
Industrial	17	17
Business Partners*	15	18
Communications	10	11
Public	10	10
Distribution	9	10
Other	6	6
Total	100%	100%

*       Business Partner financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At June 30, 2004	At December 31, 2003

Financing receivables	$23,812	$28,451
Specific allowance for doubtful accounts	649	666
Unallocated allowance for doubtful accounts	145	199
Total allowance for doubtful accounts	794	865
Net financing receivables	$23,018	$27,586
Allowance for doubtful account coverage	3.3%	3.0%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2003	Reserve Used*	Additions/ (Reductions) Bad Debt Expense	Other**	June 30, 2004
$865	$(98)	$39	$(12)	$794

*            Represents reserved receivables, net of recoveries, that were disposed of during the period.

**     Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 3.0 percent at December 31, 2003 to 3.3 percent at June 30, 2004.  The increase in reserve percentage was due to a seasonal decline in the asset base from year end partially offset by improved economic conditions and improved credit quality of the portfolio. Unallocated reserves decreased 27.1 percent from $199 million at December 31, 2003 to $145 million at June 30, 2004 and the receivables balance declined 16.6 percent over the same period.  The decrease in unallocated reserves is due to decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 2.6 percent from $666 million at December 31, 2003 to $649 million at June 30, 2004.  The decrease in specific reserves was due to the disposal of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense declined to $39 million for the six months ended June 30, 2004 compared with $130 million for the six months ended June 30, 2003.  The decline was primarily due to lower reserve requirements associated with the improvement in economic conditions and improved credit quality of the portfolio in the first six months of 2004, as compared to the first six months of 2003, as well as the lower asset base (reserve coverage increased from December 31, 2003 despite the lower expense).

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

Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 35.4 percent and 33.0 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2004 and 35.7 percent and 35.0 percent in the second quarter and first six months, respectively, of 2003.  The decreases are driven by lower internal and external used equipment sales.  The decline in internal sales was due to stronger prior year end sales in support of Global Services contracts.  The decline in external sales revenue was due to a shift towards internal sales from inventory to support Global Services contracts.  The gross margins on these sales were 31.9 percent and 26.4 percent in the second quarter of 2004 and 2003, respectively, and the gross margins were 28.3 percent and 26.2 percent for the first six months of 2004 and 2003, respectively.  The above increases in gross margins were due to lower cost.  In addition to selling assets sourced from end of lease, Global Financing also leases used equipment to new customers or extends leasing arrangements with current customers.  These are other ways that Global Financing profitably recovers the residual values.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2003 and June 30, 2004.  The table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of June 30, 2004.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will purchase insurance to guarantee the future value of the equipment scheduled to be returned at end of lease.

Residual Value

			Amortization of June 30, 2004 balance
(Dollars in millions)	Dec. 31, 2003	June 30, 2004	2004	2005	2006	2007 and beyond
Sales-type leases	$845	$784	$119	$278	$258	$129
Operating leases	164	164	58	58	33	15
Total unguaranteed residual value	$1,009	$948	$177	$336	$291	$144

Related original amount financed	$27,820	$25,928
Percentage	3.6%	3.7%

Debt

	At June 30, 2004		At December 31, 2003
Debt to equity ratio	6.9	x	6.9	x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio of approximately 7 to 1. The following table illustrates the correlation between Global Financing assets and Global Financing debt. Both assets and debt are presented in the Global Financing balance sheet on page 48.

*       As of June 30, 2004.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal) as referenced on page 48.  IBM manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on pages 46 and 47 and in Segment Information on pages 65 through 68.

In the company’s Consolidated Statement of Earnings on page one, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of financing to Interest expense.

Liquidity

Global Financing is a segment of IBM and as such is supported by IBM’s liquidity position and access to capital markets.

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software, and services businesses, originations for both customer and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as customer participation rates.

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

Part II - Other Information

ITEM 2.  Changes in Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 1, 2004 - April 30, 2004	7,020,000	$91.14	7,020,000	$4,565,073,250

May 1, 2004 - May 31, 2004	3,480,974	$87.48	3,480,974	$4,260,540,700

June 1, 2004 - June 30, 2004	4,046,000	$89.56	4,046,000	$3,898,168,955

Total	14,546,974	$89.83	14,546,9 74

(1)  On October 28, 2003, the IBM Board of Directors authorized up to $3.5 billion in additional funds for use in the company’s common stock repurchase program.  This authorization was utilized by June 2004.  On February 24, 2004, the IBM Board of Directors authorized up to an additional $4.0 billion in funds for use in such program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

The International Business Machines Corporation held its Annual Meeting of Stockholders on April 27, 2004.  For more information on the following proposals, see the company’s proxy statement dated March 8, 2004, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the ten nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
C. Black	1,369,454,887	35,520,758
K. I. Chenault	1,365,565,813	39,409,832
C. Ghosn	1,365,669,757	39,305,888
N. O. Keohane	1,364,289,964	40,685,681
C. F. Knight	1,361,864,623	43,111,022
L. A. Noto	1,297,129,473	107,846,172
S. J. Palmisano	1,364,199,265	40,776, 380
J. B. Slaughter	1,292,251,296	112,724,349
J. E. Spero	1,368,758,326	36,217,319
S. Taurel	1,297,386,387	107,589,258
C. M. Vest	1,297,033,530	107,942,115
L.H. Zambrano	1,369,852,162	35,123,483

(2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the company:

For	1,296,036,401
Against	90,213,424
Abstain	18,725,820
Total	1,404,975,645

(3) The stockholders ratified the appointment of Ernst & Young LLP as independent accountants for the company’s Business Consulting Services Unit:

For	1,351,961,668
Against	33,696,019
Abstain	19,317,958
Total	1,404,975,645

(4) The stockholders approved the Long-Term Incentive Performance Terms for Certain Executives:

For	1,295,999,936
Against	82,449,356
Abstain	26,526,353
Total	1,404,975,645

(5) The stockholders defeated a shareholder proposal on Cumulative Voting:

For	333,582,441
Against	644,717,037
Abstain	61,650,545
Broker No Vote	365,025,622
Total	1,404,975,645

(6) The stockholders voted on a shareholder proposal on Pension and Retirement Medical:

For	141,139,695
Against	865,361,743
Abstain	33,555,405
Broker No Vote	364,918,802
Total	1,404,975,645

(7) The stockholders voted on a shareholder proposal on Executive Compensation:

For	377,468,766
Against	629,431,953
Abstain	33,171,173
Broker No Vote	364,903,753
Total	1,404,975,645

(8) The stockholders voted on a shareholder proposal on Expensing StockOptions:

For	535,592,202
Against	462,874,353
Abstain	41,591,685
Broker No Vote	364,917,405
Total	1,404,975,645

(9) The stockholders voted on a shareholder proposal on Disclosure of Executive Compensation:

For	156,797,624
Against	837,447,321
Abstain	26,895,612
Broker No Vote	383,835,088
Total	1,404,975,645

(10) The stockholders voted on a shareholder proposal on China Business Principles:

For	96,914,239
Against	817,095,637
Abstain	126,145,308
Broker No Vote	364,820,461
Total	1,404,975,645

(11) The stockholders voted on a shareholder proposal on Political Contributions:

For	104,304,859
Against	843,549,106
Abstain	87,435,959
Broker No Vote	369,685,721
Total	1,404,975,645

(12) The stockholders voted on a shareholder proposal on a Review of Executive Compensation:

For	109,953,513
Against	891,953,742
Abstain	26,937,467
Broker No Vote	376,130,923
Total	1,404,975,645

ITEM 6 (a). Exhibits

Exhibit Number

10                 Material Contracts

10.1        $10,000,000,000 5-Year Credit Agreement dated as of May 27, 2004, among International Business Machines Corporation, each Subsidiary Borrower, the Lenders from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent for the Lenders, and Citibank, N.A., as syndication agent.

11                 Statement re: computation of per share earnings.

12                 Statement re: computation of ratios.

31.1   Certification by CEO pursuant to Rule 13-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by CFO pursuant to Rule 13-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2   Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 6 (b). Reports on Form 8-K

The company filed a Form 8-K on April 16, 2004, with respect to the company’s financial results for the period ended March 31, 2004, and included the Consolidated Statement of Earnings, Consolidated Statement of Financial Position and Segment Data for the period ended March 31, 2004. In addition, IBM’s Chief Financial Officer, John R. Joyce’s first-quarter earnings presentation to securities analysts on Thursday, April 15, 2004 was filed as Attachment II and Attachment III of the Form 8-K.  Attachment IV was reconciliation information in connection with certain information in Attachments II and III.  Attachment V included certain segment information.

The company filed a Form 8-K on May 3, 2004, with respect to certain management changes.

The company filed a Form 8-K on May 12, 2004, with respect to presentation materials used by John E. Kelly III during a conference call with IT analysts.

The company filed a Form 8-K on May 19, 2004, with respect to presentation materials used by IBM’s Chairman and CEO Samuel J. Palmisano during the Spring 2004 Securities Analysts Meeting held on Wednesday, May 19, 2004.

The company filed a Form 8-K on June 18, 2004, with respect to financial results from 2003, 2002 and 2001 being presented to conform with the one reporting segment for Systems and Technology Group.  In the first quarter of 2004, the company combined its Systems Group and Technology Group into one reporting segment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 30, 2004

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy
Vice President and Controller