Form 10-Q
period 2004-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2004-10-28
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

1-2360

 (Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒  No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                                              Yes ☒  No ☐

The registrant has 1,664,697,252 shares of common stock outstanding at September 30, 2004.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2004	2003	2004	2003
Revenue:
Global Services	$11,392	$10,383	$33,818	$31,187
Hardware	7,501	6,697	21,659	19,118
Software	3,621	3,461	10,545	10,061
Global Financing	638	715	1,951	2,092
Enterprise Investments/Other	277	266	859	760
Total revenue	23,429	21,522	68,832	63,218

Cost:
Global Services	8,544	7,782	25,401	23,298
Hardware	5,368	5,011	15,567	14,104
Software	462	491	1,418	1,452
Global Financing	255	302	780	897
Enterprise Investments/Other	154	124	486	424
Total cost	14,783	13,710	43,652	40,175

Gross profit	8,646	7,812	25,180	23,043

Expense and other income:
Selling, general and administrative	4,978	4,303	14,094	12,978
Research, development and engineering	1,419	1,307	4,212	3,728
Intellectual property and custom development income	(259)	(406)	(871)	(887)
Other (income) and expense	(55)	26	(19)	114
Interest expense	32	33	100	114
Total expense and other income	6,115	5,263	17,516	16,047

Income from continuing operations before income taxes	2,531	2,549	7,664	6,996
Provision for income taxes	731	764	2,271	2,099
Income from continuing operations	1,800	1,785	5,393	4,897

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2004	2003	2004	2003
Discontinued Operations
Loss from discontinued operations	—	—	3	23
Net income	$1,800	$1,785	$5,390	$4,874

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.06	$1.02	$3.14	$2.78
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Total	$1.06	$1.02	$3 .14	$2.77

Basic
Continuing operations	$1.08	$1.04	$3.21	$2.84
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Total	$1.08	$1.04	$3.21	$2.82 *

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,700.4	1,756.4	1,714.6	1,759.5
Basic	1,669.6	1,722.6	1,680.3	1,725.9
Cash dividends per common share	$0.18	$0.16	$0.52	$0.47

* Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS

(Dollars in millions)	At September 30, 2004	At December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,178	$7,290
Marketable securities — at fair value, which approximates market value	493	357
Notes and accounts receivable — trade, net of lowances allowances	9,528	10,026
Short-term financing receivables	13,161	17,583
Other accounts receivable	1,301	1,314
Inventories, at lower of average cost or net realizable value:
Finished goods	1,169	992
Work in process and raw materials	2,162	1,950
Total inventories	3,331	2,942
Deferred taxes	2,505	2,542
Intangible assets — net	306	336
Prepaid expenses and other current assets	2,627	2,608
Total current assets	42,430	44,998

Plant, rental machines and other property	37,156	37,122
Less: Accumulated depreciation	22,548	22,433
Plant, rental machines and other property — net	14,608	14,689
Long-term financing receivables	10,017	10,741
Prepaid pension assets	18,806	18,426
Intangible assets — net	494	574
Goodwill	7,678	6,921
Investments and sundry assets	6,643	8,108

Total assets	$100,676	$104,457

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Dollars in millions except per share amounts)	At September 30, 2004	At December 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Taxes	$4,295	$5,475
Short-term debt	8,427	6,646
Accounts payable and accruals	22,445	25,779
Total current liabilities	35,167	37,900

Long-term debt	13,524	16,986
Retirement and nonpension postretirement benefit obligations	14,012	14,251
Other liabilities	8,271	7,456
Total liabilities	70,974	76,593

Stockholders’ equity:

Common stock - par value $0.20 per share	17,691	16,269
Shares authorized: 4,687,500,000
Shares issued: 2004 - 1,953,666,624
2003 - 1,937,393,604
Retained earnings	41,829	37,525

Treasury stock - at cost	(28,254)	(24,034)
Shares: 2004 - 288,969,372
2003 - 242,884,969

Accumulated gains and (losses) not affecting retained earnings	(1,564)	(1,896)
Total stockholders’ equity	29,702	27,864

Total liabilities and stockholders’ equity	$100,676	$104,457

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

(Dollars in millions)	2004	2003
Cash flow from operating activities from continuing operations:
Income from continuing operations	$5,393	$4,897
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	2,921	2,909
Amortization of software	549	560
Gain on disposition of fixed and other assets	(243)	(124)
Changes in operating assets and liabilities	2,736	1,575
Net cash provided by operating activities from continuing operations	11,356	9,817

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,247)	(2,443)
Investment in software	(509)	(431)
Acquisition of businesses	(972)	(1,773)
Purchases of marketable securities and other investments	(6,083)	(5,618)
Proceeds from marketable securities and other investments	6,092	5,749
Net cash used in investing activities from continuing operations	(3,719)	(4,516)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	1,093	1,298
Payments to settle debt	(3,934)	(5,220)
Short-term borrowings less than 90 days — net	1,251	83
Common stock transactions — net	(3,208)	(620)
Cash dividends paid	(874)	(811)
Net cash used in financing activities from continuing operations	(5,672)	(5,270)
Effect of exchange rate changes on cash and cash equivalents	3	202
Net cash used in discontinued operations	(80)	(164)
Net change in cash and cash equivalents	1,888	69
Cash and cash equivalents at January 1	7,290	5,382
Cash and cash equivalents at September 30	$9,178	$5,451

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

(Dollars in millions except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2004	2003	2004	2003
Net income	$1,800	$1,785	$5,390	$4,874
Add: Stock-based compensation expense included in reported net income, net of related tax effects	33	2	95	47
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	279	292	833	803
Pro forma net income	$1,554	$1,495	$4,652	$4,118
Earnings per share of common stock:
Basic - as reported	$1.08	$1.04	$3.21	$2.82
Basic - pro forma	$0.93	$0.87	$2.77	$2.39
Assuming dilution - as reported	$1.06	$1.02	$3.14	$2.77
Assuming dilution - pro forma	$0.92	$0.86	$2.72	$2.37

3.                                       The following table summarizes Net income plus gains and losses not affecting retained earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003

Net income	$1,800	$1,785	$5,390	$4,874
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	310	159	(113)	1,001
Minimum pension liability adjustments	—	(2)	52	(45)
Net unrealized gains on marketable securities	34	1	40	5
Net unrealized (losses)/gains on cash flow hedge derivatives	(12)	(36)	353	(20)
Total gains not affecting retained earnings	332	122	332	941
Net income plus gains and losses not affecting retained earnings	$2,132	$1,907	$5,722	$5,815

4.                                       In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” and amended it by issuing FIN 46-R in December 2003.  FIN 46-R addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest.

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

5.                                       The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes for the three- and nine-months ended September 30, 2004 and September 30, 2003, respectively.

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the three months ended September 30:
Retirement-related plans - cost/(income):
Defined benefit and contribution pension plans - cost/(income)	$534	$(10)	nm	%
Nonpension postretirement benefits-cost	92	79	16.5
Total	$626	$69	nm	%

nm - not meaningful

(Dollars in millions)	2004	2003	Yr. to Yr. Percent Change
For the nine months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$906	$14	nm	%
Nonpension postretirement benefits-cost	277	241	14.9
Total	$1,183	$255	nm	%

nm - not meaningful

The following tables provides the components of the cost/(income) for the company’s pension plans for the three- and nine-months ended September 30.

Cost/(Income) of Pension Plans

	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2003	2004	2004	2003
For the three months ended September 30:
Service cost	$163	$144	$152	$134
Interest cost	613	630	400	360
Expected return on plan assets	(901)	(926)	(589)	(555)
Settlement for certain legal claims	320	—	—	—
Amortization of transition assets	(18)	(36)	(8)	(6)
Amortization of prior service cost	15	15	7	9
Recognized actuarial losses	56	—	51	25
Net periodic pension cost/(income)-U.S. Plan and material non-U.S. Plans	248 *	(173)*	13 **	(33)**
Cost of other defined benefit plans	32	33	73	23
Total net periodic pension cost/(income) for all defined benefit plans	280	(140)	86	(10)
Cost of defined contribution plans	81	79	87	61
Total pension plan cost/(income) recognized in the Consolidated Statement of Earnings	$361	$(61)	$173	$51

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. plans.

	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2003	2004	2004	2003
For the nine months ended September 30:
Service cost	$490	$432	$453	$399
Interest cost	1,839	1,889	1,200	1,084
Expected return on plan assets	(2,705)	(2,778)	(1,761)	(1,640)
Settlement for certain legal claims	320	—	—	—
Amortization of transition assets	(54)	(108)	(13)	(13)
Amortization of prior service cost	46	46	19	18
Recognized actuarial losses	167	—	153	73
Net periodic pension cost/(income)—U.S. Plan and material non-U.S. Plans	103 *	(519)*	51 **	(79)**
Cost of other defined benefit plans	97	100	138	67
Total net periodic pension cost/(income) for all defined benefit plans	200	(419)	189	(12)
Cost of defined contribution plans	264	263	253	181
Total pension plan cost/(income) recognized in the Consolidated Statement of Earnings	$464	$(156)	$442	$170

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

Included in the third quarter and first nine months of 2004 is the one-time charge ($320  million) relating to the partial settlement of certain legal claims against the IBM Personal Pension Plan (PPP).  In 2004, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount between $750 million and $850 million. The legally mandated minimum contribution included in the amount above for the company’s non-U.S. Plans is expected to be approximately $320 million.  In the first nine months of 2004, the company contributed approximately $620 million to its non-U.S. Plans.

The following table provides the components of the cost for the company’s nonpension postretirement benefits.

Cost/(Income) of Nonpension Post-retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Service cost	$10	$9	$30	$27
Interest cost	84	96	253	287
Amortization of prior service cost	(15)	(33)	(46)	(98)
Recognized actuarial losses	3	1	9	4
Net periodic post-retirement benefit cost - U.S. Plan	82	73	246	220
Cost of non-U.S. Plans	10	6	31	21
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$92	$79	$277	$241

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

The enactment of the Act was not a “significant event” as defined by paragraph 73 of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” for the company’s nonpension postretirement benefit plans (the Plans) and therefore, the company did not remeasure plan assets and obligations.  As discussed above, any federal subsidy related to prescription drug benefits provided under the Plans is expected to be immaterial, based on the current interpretation of the Act.  As a result, the company’s accumulated pension benefit obligations as of September 30, 2004 and the net periodic post-retirement benefit costs for the nine months ended September 30, 2004 were not impacted by the Act.  The company will be required to reflect any changes to participation rates and other healthcare cost assumptions, as a result of the Act, at the company’s next measurement date.  The impact of any such change is not expected to have a material impact on the company’s Consolidated Financial Statements.

6.                                       The changes in the carrying amount of goodwill, by external reporting segment, for the nine months ended September 30, 2004, are as follows:

(Dollars in millions) Segment	Balance 12/31/03	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation Adjustments	Balance 9/30/04

Global Services	$4,184	$347	$(21)	$(2)	$(18)	$4,490
Systems and Technology Group	161	—	6	—	—	167
Personal Systems Group	71	—	5	—	—	76
Software	2,505	501	(61)	—	—	2,945
Global Financing	—	—	—	—	—	—
Enterprise Investments	—	—	—	—	—	—
Total	$6,921	$848	$(71)	$(2)	$(18)	$7,678

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At September 30, 2004
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client-related	$809	$(362)	$447
Completed technology	479	(319)	160
Strategic alliances	118	(56)	62
Patents/Trademarks	104	(81)	23
Other(a)	176	(68)	108
Total	$1,686	$(886)	$800(b	)

	At December 31, 2003
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client-related	$704	$(254)	$450
Completed technology	448	(228)	220
Strategic alliances	118	(38)	80
Patents/Trademarks	98	(66)	32
Other(a)	165	(37)	128
Total	$1,533	$(623)	$910(b	)

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

(b) The $800 million at September 30, 2004, comprises $306 million recorded as current assets and $494 million recorded as non-current assets.  The $910 million at December 31, 2003, comprises $336 million as current assets and $574 million as non-current assets.

The net carrying amount of intangible assets decreased $110 million during the first nine months of 2004 due to amortization of existing intangible asset balances, partially offset by acquisitions.  The aggregate intangible asset amortization expense was $88 million and $278 million for the third quarter and first nine months of 2004, respectively, versus $104 million and $256 million for the third quarter and first nine months of 2003, respectively.

The future amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2004:

2004 (for Q4)	$81 million
2005	$297 million
2006	$177 million
2007	$112 million
2008	$71 million

7.                                       For the first nine months ended September 30, 2004, the company completed 7 acquisitions at an aggregate cost of $1,154 million. The largest acquisition was Candle Corporation (Candle).  On June 7, 2004, the company purchased Candle for $435 million.  Candle helps customers develop, deploy and manage their enterprise infrastructure.  The acquisition will provide the company’s clients with an enhanced set of software solutions for managing an on demand environment and complements the company’s middleware solutions. Candle was integrated into the Software segment upon acquisition.

The company substantially paid cash for all acquisitions in the table below. These acquisitions are disclosed in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below presents the updated purchase price related to the company’s acquisition of Candle and the purchase price allocations for the other acquisitions as of September 30, 2004:

		Original
		Amount
		Disclosed in
		Second Quarter	Candle	Total
	Amortization	2004	Purchase	Candle	Other
(Dollars in millions)	Life (yrs.)	Form 10-Q	Adjustments*	Allocation	Acquisitions
Current assets		$202	$(2)	$200	$138
Fixed assets/non-current		82	(19)	63	176
Intangible assets:
Goodwill	N/A	256	52	308	592
Completed technology	3	23	—	23	13
Client relationships	4-7	65	—	65	46
Other identifiable
intangible assets	5	6	—	6	1
Total assets acquired		634	31	665	966
Current liabilities		(119)	(35)	(154)	(164)
Non-current liabilities		(80)	—	(80)	(79)
Total liabilities assumed		(199)	(35)	(234)	(243)
Total purchase price		$435	$(4)	$431	$723 *

The Candle acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The primary items that generated the goodwill are the value of the synergies between Candle and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired in the purchase of Candle is 5.8 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.  Goodwill of $308 million has been assigned to the Software segment.

8.                                       The tables on pages 65 to 68 of this Form 10-Q reflect the results of the company’s segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Over recent years, the company has been developing and enhancing a “one team” approach to the collaboration between the Systems Group and Technology Group.  This relationship is crucial given that the core technology of the Systems Group products is a key competitive differentiator for the company.  The degree of this collaboration has increased whereby in the first quarter of 2004, the company consolidated these organizations into one entity and one reporting segment. The new Systems and Technology Group segment generates one consolidated set of financial results, which senior management uses for joint strategy, budgets, and resource allocation decisions, as well as performance and compensation scoring.  As of September 30, 2004, the integration of the businesses is essentially complete, from development to supply chain to finance.  The tables on pages 65 to 68 have been reclassified to reflect this change in segments. The company filed a Form 8-K, with the Securities and Exchange Commission (SEC), on April 16, 2004, disclosing the 2003 and 2002 quarterly and full year Technology Group and Systems Group segments results reclassified to conform with the one reporting segment in Attachment V of the Form 8-K.  In addition, the company filed a Form 8-K with the SEC on June 18, 2004 that discloses the company’s financial results from 2003, 2002 and 2001 reclassified to conform with the one reporting segment for the Systems and Technology Group.

9.                                       The following table provides the liability balances for actions taken in 1) the second-quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources, 2) fourth-quarter 2002 actions associated with the acquisition of PricewaterhouseCoopers consulting business, 3) 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, 4) other actions in 1999, and 5) actions that took place through 1993.

	Liability as of		Liability as of
(Dollars in millions)	12/31/2003	Payments	Other Adj.*	9/30/2004
Current:
Workforce	$222	$185	$73	$110
Space	129	86	58	101
Other	39	29	—	10
Total	$390	$300	$131	$221
Non-current:
Workforce	$587	$—	$(58)	$529
Space	282	—	(43)	239
Other	2	—	(2)	—
Total	$871	$—	$(103)	$768

* The other adjustments column in the table above includes the reclassification of non-current to current as well as foreign currency translation adjustments. In addition, net adjustments to increase previously recorded liabilities for changes in the estimated cost of vacant space for the 2002 actions ($31 million), offset by reductions in previously recorded liabilities for the HDD-related restructuring in 2002 ($4 million) and actions through 1993 ($19 million) were recorded during the nine month period ended September 30, 2004. Of the $8 million of net adjustments, a $4 million credit was included in Discontinued Operations (for the HDD-related restructuring actions) and $12 million of charges were included in Other (income) and expense in the Consolidated Statement of Earnings. Additionally, adjustments for $7 million were made to Goodwill during the nine months ended September 30, 2004, to decrease previously recorded liabilities for changes to estimated vacant space and workforce reserves.

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

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that IBM’s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 29, 2004, IBM announced that IBM and plaintiffs agreed in principle to resolve certain claims in the litigation.  Under the terms of the agreement, plaintiffs will receive an incremental pension benefit in exchange for the settlement of some claims, and a stipulated remedy on remaining claims if plaintiffs prevail on appeal.  Under the terms of the settlement, the judge will issue no further rulings on remedies.  This settlement, together with a previous settlement of a claim referred to as the partial plan termination claim resulted in IBM taking a one-time charge of $320 million in the third quarter of 2004.

This agreement ends the litigation on all but two claims, which are associated with IBM’s cash balance formula. IBM will appeal the rulings on these claims.  IBM continues to believe that its pension plan formulas are fair and legal.  The company has reached this agreement in the interest of the business and IBM shareholders, and to allow for a review of its cash balance formula by the Court of Appeals.  IBM continues to believe it is likely to be successful on appeal.

The agreement stipulates that if IBM is not successful on appeal of the two remaining claims, the agreed remedy will be increased by up to $1.4 billion — a $780 million remedy for the claim that IBM’s cash balance formula is age discriminatory, and a $620 million remedy for the claim that transition arrangements regarding opening account balances during the 1999 conversion were also age discriminatory (referred to as the “always cash balance” claim). The maximum additional liability the company could face as a result of the claims being appealed in this case is therefore capped at $1.4 billion.

In the coming months, class members will receive formal notice of the settlement and the judge will hold a fairness hearing. Once the settlement is approved, IBM will appeal the liability rulings for the cash balance claims. As a result, the entire process could take over 2 years before reaching final conclusion.

The company is the defendant in an action brought by Compuware in the District Court for the Eastern District of Michigan in 2002, asserting causes of action for copyright infringement, trade secret misappropriation, Sherman Act violations, breach of contract, tortious interference and unfair competition under various state statutes. IBM asserted counterclaims for copyright infringement and patent infringement in the Michigan action. In December 2003, the court denied Compuware’s attempt to obtain a preliminary injunction. IBM has also asserted patent infringement claims against Compuware in a separate action that IBM brought in the District Court for the Southern District of New York in January 2004.  In September 2004, the court heard IBM’s motion for summary judgment on Compuware’s antitrust and tortious interference claims and Compuware’s motion for summary judgment on IBM’s copyright infringement counterclaims.  Trial in the Michigan action on all claims other than IBM’s patent infringement counterclaims will not begin prior to February 2005.

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

On June 2, 2003 IBM announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC). The SEC is seeking information relating to revenue recognition in 2000 and 2001 primarily concerning certain types of client transactions. IBM believes that the investigation arises from a separate investigation by the SEC of Dollar General Corporation, a client of IBM’s Retail Stores Solutions unit, which markets and sells point of sale products.

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

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea, and bid rigging.  IBM Korea and LG cooperated fully with authorities in these matters.  A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines.  Effective October 1, 2004, IBM Korea was debarred from doing business directly with certain government controlled entities in Korea until August 31, 2005.  That order does not prohibit IBM Korea from selling products and services to business partners who sell to government controlled entities in Korea.  In addition, the U.S. Department of Justice and the SEC have both contacted IBM in connection with this matter.

In accordance with SFAS No. 5, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the three months and nine months ended September 30, 2004, were not material to the Consolidated Financial Statements with the exception of the $320 million one-time charge to settle certain legal claims associated with the IBM Personal Pension Plan (PPP).  Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters. Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations, or cash flow will depend on a number of variables, including the timing and amount of such losses or damages, the structure and type of any such remedies, the significance of the impact any such losses, damages or remedies may have on

IBM’s Consolidated Financial Statements, and the unique facts and circumstances of the particular matter which may give rise to additional factors.

11.                                 The European Commission (EU) has issued two directives which require member states of the EU to meet certain targets for collection, re-use and recovery of waste electrical and electronic equipment.  In February 2003, the EU published the Waste Electrical and Electronic Equipment directive, or WEEE (Directive 2002/96/EC, which was amended in December 2003 by Directive 2003/108/EC).  The WEEE directive, regulates the collection, reuse and recycling of waste from many electrical and electronic products, and the Restrictions of Hazardous Substances directive, or RoHS (Directive 2002/95/EC), bans the use of certain hazardous materials in electric and electrical equipment.  The WEEE directive must be implemented by August 13, 2005.  Under the WEEE directive, equipment producers are required to finance the collection, recovery and disposal of electronic scrap.  The company is currently evaluating the impact of adopting this guidance.  As most member states have yet to issue their implementation requirements, it is not possible to determine the amount of any accruals necessary to comply with the directive.  Under the RoHS directive, manufacturers have a transition period until July 1, 2006 to phase out the use of certain hazardous materials from its equipment.

12.           The company’s extended lines of credit include unused amounts of $2,797 million and $2,208 million at September 30, 2004 and December 31, 2003, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $1,100 million and $763 million at September 30, 2004 and December 31, 2003, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $63 million and $74 million at September 30, 2004 and December 31, 2003, respectively. The amount at December 31, 2003 includes a limited guarantee of  $14 million associated with the company’s loans receivable securitization program.  The amount at September 30, 2004 for loans receivable securitization program was zero, as a result of this program being terminated during the third quarter of 2004.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2004	2003
Balance at January 1	$780	$614
Current period accruals	639	640
Accrual adjustments to reflect actual experience	40	58
Charges incurred	(590)	(637)
Balance at September 30	$869	$675

The increase in the current year accruals was primarily driven by increased warranty activity associated with personal computers due to increased volumes and certain capacitor repairs.

13. On May 27, 2004, IBM completed the renegotiation of a new $10 billion 5-year Credit Agreement with JPMorgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent,  replacing credit agreements of $8 billion (5-year) and $2 billion (364 day). The text of the Credit Agreement is set forth in its entirety as Exhibit 10 of the company’s second quarter 2004 Form 10-Q dated July 30, 2004.

14.                                 Subsequent Events:  On October 21, 2004, IBM and Francisco Partners, LP announced a definitive agreement for Francisco Partners to acquire IP and selected assets associated with IBM’s global electronic data interchange and business exchange services offerings.  The transaction is expected to close by country in November and December, 2004.

On October 26, 2004, the Board of Directors authorized the company to repurchase up to an additional $4.0 billion of IBM common shares.  The company plans to repurchase the shares in the open market from time to time, based on market conditions.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004*

Snapshot

(Dollars in millions except per share amounts)	2004	2003	Yr. To Yr. Percent/ Margin Change
Three months ended September 30:
Revenue	$23,429	$21,522	8.9	%**
Gross profit margin	36.9%	36.3%	0.6	pts.
Total expense and other income	$6,115	$5,263	16.2%
Total expense and other income to revenue ratio	26.1%	24.5%	1.6 pts
Provision for income taxes	$731	$764	(4.4)%
Income from continuing operations	$1,800	$1,785	0.9%
Earnings per share from
continuing operations:
Assuming dilution	$1.06	$1.02	3.9%
Basic	$1.08	$1.04	3.8%
Weighted average shares outstanding:
Assuming dilution	1,700.4	1,756.4	(3.2)%
Basic	1,669.6	1,722.6	(3.1)%

*                                         The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  There was no Loss from Discontinued Operations for the three-months ended September 30, 2004 and 2003.  Loss from Discontinued Operations for the nine-months ended September 30, 2004 and 2003 were $3 million and $23 million, respectively.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the third quarter of 2004 the U.S. dollar was generally weaker against other currencies compared to the third quarter of 2003, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

**  4.9 percent adjusting for currency

(Dollars in millions except per share amounts)	2004	2003	Yr. To Yr. Percent/ Margin Change
Nine months ended September 30:
Revenue	$68,832	$63,218	8.9	%**
Gross profit margin	36.6%	36.4%	0.2	pts.
Total expense and other income	$17,516	$16,047	9.2%
Total expense and other income to revenue ratio	25.4%	25.4%	0.0	pts.
Provision for income taxes	$2,271	$2,099	8.2%
Income from continuing operations	$5,393	$4,897	10.1%
Earnings per share from continuing operations:
Assuming dilution	$3.14	$2.78	12.9%
Basic	$3.21	$2.84	13.0%
Weighted average shares outstanding:
Assuming dilution	1,714.6	1,759.5	(2.6)%
Basic	1,680.3	1,725.9	(2.6)%

	9/30/04	12/31/03
Assets	$100,676	$104,457	(3.6)%
Liabilities	$70,974	$76,593	(7.3)%
Equity	$29,702	$27,864	6.6%

**  3.9 percent adjusting for currency

The increase in IBM’s third quarter and first nine months of 2004 Income from continuing operations and diluted earnings per share from continuing operations compared to the third quarter and first nine months of 2003, respectively, was due to:

•                                          Improving demand associated with the moderate expansion of the economy and continued market share gains for zSeries and xSeries server products

•                                          Continued operational improvements in the Microeletronics Business

•                                          Continued demand growth in emerging countries

•                                          Favorable impact of currency translation

Partially offsetting these increases, in the third quarter and first nine months of 2004 was the one-time charge relating to the partial settlement of certain legal claims against the PPP.

The increase in IBM’s third quarter and first nine months of 2004 revenue compared to the third quarter and first nine months of 2003 was due to:

•                                          Improved demand in Global Services and key industry sectors

•                                          Improving demand associated with the moderate expansion of the economy and continued market share gains for zSeries and xSeries server products, and commercial personal computers

•                                          Continued demand growth in emerging countries

•                                          Favorable impact from currency translation

The third quarter of 2004 and, in part, the first nine months of 2004, business environment enabled the company’s on demand business model to deliver consistent strong performance and growth.  The market presented the company with many strong opportunities, most notably in zSeries, xSeries, the Financial Services and Communications sectors, new and emerging areas, the Asia Pacific and Americas geography, and services.  There were also challenges such as iSeries product transitions and in improving the operational performance in Microelectronics.  The company’s ability to capitalize on these opportunities and respond to these challenges with flexible resources, variable cost structures, and forward-looking insight are reflected in the solid overall revenue results.

The gross profit margin was 36.9 percent in the third quarter of 2004 versus 36.3 percent in the third quarter of 2003.  Global Services margin declined 0.1 points from the third quarter of 2003.  Increases in Hardware margins were primarily due to improved yield and output performance in the Microelectronics business and margin improvements in personal computers, zSeries and xSeries servers and Storage products.  The Software margin improved 1.5 points versus the third quarter of 2003 resulting from favorable currency translation and productivity improvements in distribution and support.  The company’s total gross profit margin was 36.6 percent for the first nine months of 2004 versus 36.4 percent for the first nine months of 2003.

In the third quarter and first nine months of 2004, total expense and other income increased over the year-earlier period, primarily due to increased expense for retirement-related plans (including the $320 million charge due to the partial settlement of certain legal claims against the company’s PPP), research, development and engineering, lower IP income and unfavorable currency translation. Overall, the Total expense and other income-to-revenue ratio increased for the third quarter of 2004 versus the same period in 2003 and was flat for the first nine months of 2004 versus the first nine months of 2003.

The effective tax rate for the third quarter of 2004 was 28.9 percent versus 30.0 percent for the third quarter of 2003.  The effective tax rate for the first nine months of 2004 was 29.6 percent versus 30.0 percent for the first nine months of 2003.  The decreases in the effective tax rates in 2004 were the result of the tax impact of the charge taken in the third quarter of 2004 for the partial settlement of certain legal claims against the PPP.

With regard to total Assets, the decline of approximately $3.8 billion from December 31, 2003 to September 30, 2004 was primarily due to the decrease in short-term and long-term financing receivables and deferred taxes partially offset by increases in cash, goodwill and pension assets.

Global Services signings were $9.8 billion in the third quarter of 2004 as compared to $15.4 billion for the three months ended September 30, 2003.  The estimated Global Services backlog including SO, Business Consulting Services (BCS), Integrated Technology Services (ITS) and Maintenance was estimated at $110 billion at September 30, 2004.

Quarter and First-Nine Months in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,392	$10,383	9.7%	5.1%
Hardware	7,501	6,697	12.0	8.9
Software	3,621	3,461	4.6	0.5
Global Financing	638	715	(10.9)	(14.1)
Enterprise Investments/Other	277	266	4.3	2.2
Total	$23,429	$21,522	8.9%	4.9%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$33,818	$31,187	8.4%	2.8%
Hardware	21,659	19,118	13.3	9.4
Software	10,545	10,061	4.8	(0.4)
Global Financing	1,951	2,092	(6.8)	(10.8)
Enterprise Investments/Other	859	760	13.1	8.7
Total	$68,832	$63,218	8.9%	3.9%

(Dollars in millions) For the three months endedSeptember 30:	2004	2003*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$5,899	$5,428	8.7%	4.2%
Public	3,776	3,396	11.2	7.8
Industrial	2,997	2,886	3.8	(0.4)
Distribution	2,138	1,923	11.1	7.4
Communications	2,174	1,881	15.5	11.6
Small & Medium	4,999	4,742	5.4	1.1
OEM	726	642	12.9	12.7
Other	720	624	15.5	15.5
Total	$23,429	$21,522	8.9%	4.9%

(Dollars in millions) For the nine months ended September 30:	2004	2003*	Yr. To Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$17,367	$15,608	11.3%	5.6%
Public	10,460	9,911	5.5	1.4
Industrial	9,073	8,379	8.3	2.8
Distribution	6,289	5,810	8.2	3.7
Communications	6,355	5,743	10.7	5.9
Small & Medium	15,015	13,803	8.8	3.3
OEM	2,098	1,920	9.3	9.0
Other	2,175	2,044	6.4	6.4
Total	$68,832	$63,218	8.9%	3.9%

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

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$10,098	$9,364	7.9%	7.4%
Europe/Middle East/Africa	7,320	6,757	8.3	(0.4)
Asia Pacific	5,285	4,759	11.0	6.3
OEM	726	642	12.9	12.7
Total	$23,429	$21,522	8.9%	4.9%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$28,923	$27,464	5.3%	4.6%
Europe/Middle East/Africa	22,094	19,965	10.7	0.8
Asia Pacific	15,717	13,869	13.3	6.3
OEM	2,098	1,920	9.3	9.0
Total	$68,832	$63,218	8.9%	3.9%

Revenue from all industry sectors in the third quarter and first nine months of 2004 increased when compared to the same periods of 2003 on an as-reported basis, reflecting the company’s broad capabilities and industry-specific solutions which combine technology and high value services to solve a clients’ business or IT problems.  These solutions also provide for a longer-term relationship with the client, rather than a transaction-oriented sale.  The Financial Services sector revenue growth was led by banking and financial markets.  The Industrial sector was mixed, led by growth in Electronics, while spending in the Small & Medium businesses increased as the company continues to roll out new products under the Express label that are designed and priced specifically for customers in the 100 to 1000 employee segment.  The Communications sector had revenue growth in all industries driven by strong growth in Telecom.  The Public sector revenue growth was led by increases in Education and U.S. Federal performance while the Distribution sector was led by the retail industry.

Revenue for the third quarter and first nine months of 2004 increased across all geographies when compared to the third quarter and first nine months of 2003 on an as-reported basis.  Revenue increases in the Americas in the third quarter of 2004 were across all three of the major regions, with the U.S. having its strongest growth in years.  Asia Pacific had the strongest revenue growth in the third quarter of 2004, led by China and the Asean region, while Japan, which is about 60 percent of Asia Pacific’s revenue, also achieved modest growth.  Europe had revenue growth in the third quarter of 2004, but it was primarily driven by favorable impacts of currency movements.  Eastern Europe, the Nordic countries and Spain had revenue growth while UK, France, Italy and Germany declined after adjusting for currency.  Collectively and as a result of the company’s targeted investments, the emerging countries of China, Russia, India and Brazil had revenue growth over 30 percent to generate approximately $3.0 billion of revenue in the first nine months of 2004.

OEM revenue increased in the third quarter and first nine months of 2004 versus the same periods in 2003 due primarily to improved operational performance in the Microelectronics business. Continued strong growth in the company’s Engineering and Technology Services and Storage OEM businesses also contributed to OEM revenue growth.

Global Services revenue increased in the third quarter and first nine months of 2004 versus the comparable periods of 2003, as SO continued its steady growth and BCS and ITS revenue also increased.  Maintenance revenue increased due to the favorable impact of currency movements.  In addition, continued progress was made in the company’s relatively new Business Performance Transformation Services area (see page 43).

Revenue was strong for Hardware in the third quarter and first nine months of 2004 compared to the same periods in 2003.  Systems and Technology Group continued the strong performance in zSeries servers driven by new workloads to the mainframes as clients build their on-demand infrastructures, and xSeries sustained its strong performance , driven by leadership in Blades.  pSeries server revenue increased as the company continued to transition to Power5 technology in 2004.  There was strong demand in the Americas and Asia Pacific while revenue declined in Europe driven by a longer transition cycle.  iSeries revenue declined in both periods as the transition to Power5 technology is taking longer than previous cycles, as existing clients must transition their operating environment to the new level required.  Storage Systems revenue increased due to greater demand for external midrange disk and tape products.  Microelectronics revenue increased in the third quarter of 2004 versus the third quarter of 2003 due primarily to improved yields and increased output in the 300 millimeter factory.  Demand for the company’s Engineering and Technology business continues to be strong.

Personal Systems Group revenue increased in the third quarter and first nine months of 2004 versus the same periods last year, driven by strong performance world wide by the company’s ThinkPad mobile computers and increased desktop revenue.  Retail Stores Solutions also delivered strong revenue growth in the third quarter and first nine months of 2004 due to continued demand for its products as well as the acquisition of Productivity Solutions Inc. in November 2003.

Software revenue increased in the third quarter and first nine months of 2004 versus the same periods of 2003, as Middleware revenue increased driven by strong performance in strategic products, while Operating Systems revenue declined in the three month period, however was up during the first nine months of 2004, primarily due to favorable currency translation.

Global Financing revenue declined in the third quarter and first nine months of 2004 versus the same periods in 2003.  The decline in the third quarter was primarily driven by lower external used equipment sales due to lower sales from inventory, offset by an increase in financing income, which was largely the result of the favorable impact of currency.  The decrease in revenue for the first nine months was driven by a decline in external equipment sales and lower external financing revenue due to a lower average asset balance.  See pages 48 to 55 for additional information regarding Global Financing results.

The following table presents each segment’s revenue as a percentage of the company’s total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Global Services	48.6%	48.3%	49.1%	49.3%
Hardware	32.0	31.1	31.5	30.3
Software	15.5	16.1	15.3	15.9
Global Financing	2.7	3.3	2.8	3.3
Enterprise Investments/Other	1.2	1.2	1.3	1.2
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30:	2004	2003	Yr. To Yr. Change
Gross Profit Margin:
Global Services	25.0%	25.1%	(0.1	) pts.
Hardware	28.4	25.2	3.2
Software	87.3	85.8	1.5
Global Financing	60.1	57.7	2.4
Enterprise Investments/Other	44.3	53.4	(9.1)
Total	36.9%	36.3%	0.6	pts.

For the nine months ended September 30:	2004	2003	Yr. To Yr. Change
Gross Profit Margin:
Global Services	24.9%	25.3%	(0.4	) pts.
Hardware	28.1	26.2	1.9
Software	86.6	85.6	1.0
Global Financing	60.0	57.1	2.9
Enterprise Investments/Other	43.4	44.1	(0.7)
Total	36.6%	36.4%	0.2	pts.

The modest decline in Global Services gross profit margin was due to continued investment in on demand infrastructure and business transformation capabilities, and a mix away from higher margin Maintenance content.  Increases in Hardware margins were primarily due to yield improvements in the Microelectronics business and margin improvements in personal computers, zSeries and xSeries servers and Storage Products, as well as the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 97 of the 2003

Annual Report).  The increase in Global Financing gross profit margin was driven by higher financing margin as well as a mix away from lower margin equipment sales.

Expense

The Total expense and other income expense-to-revenue ratio increased 1.6 points in the third quarter of 2004 versus the third quarter of 2003 and was flat in the first nine months of 2004 versus the first nine months of 2003.  The increase in the expense-to-revenue ratio was primarily due to the one-time charge relating to the partial settlement of certain legal claims against the PPP ($320 million) and lower intellectual property income in the third quarter of 2004.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. To Yr. Percent Change
Selling, general and administrative expense:
Selling, general and administrative - base	$4,563	$3,842	18.7%
Advertising	326	345	(5.3)
Workforce reductions - ongoing	45	93	(51.8)
Bad debt expense	44	23	91.0
Total	$4,978	$4,303	15.7%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. To Yr. Percent Change
Selling, general and administrative expense:
Selling, general and administrative - base	$12,782	$11,470	11.4
Advertising	940	1,023	(8.1)
Workforce reductions - ongoing	275	326	(15.6)
Bad debt expense	97	159	(38.8)
Total	$14,094	$12,978	8.6%

Total Selling, general and administrative (SG&A) expense increased 15.7 percent (13 percent adjusting for currency) and 8.6 percent (5 percent adjusting for currency), respectively, in the third quarter and first nine months of 2004 versus the same periods in 2003.  The increase in the third quarter and first nine months of 2004 was primarily due to increased expense for retirement-related plans, which included the one-time charge relating to the partial settlement of certain legal claims against the PPP, and unfavorable currency translation.  These increases were partially offset by lower workforce reductions and lower advertising expense.  For the nine months ended September 30, 2004, Bad debt expense declined primarily due to lower reserve requirements associated with the improvement in the economic conditions and improved credit quality, as well as the lower asset base of the Global Financing receivable portfolio (see page 52)

during the first nine months of 2004 as compared to the same period in 2003.  See pages 31 and 32 for further information on retirement-related plans.

Other (income) and expense

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Other (income) and expense:
Foreign currency transaction losses	$53	$85	(37.4)%
Interest income	(48)	(34)	41.2
Net (gains)/losses from securities and investment assets	(31)	10	nm
Net realized (gains)/losses from certain real estate activities	(2)	1	nm
Other	(27)	(36)	(26.6)
Total	$(55)	$26	nm

nm - not meaningful

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Other (income) and expense:
Foreign currency transaction losses	$261	$242	8.0%
Interest income	(128)	(114)	11.3
Net (gains)/losses from securities and investment assets	(41)	14	nm
Net realized (gains)/losses from certain real estate activities	(46)	14	nm
Other	(65)	(42)	55.4
Total	$(19)	$114	nm

nm - not meaningful

Other (income) and expense was income of $55 million in the third quarter of 2004 versus expense of $26 million in the third quarter of 2003.  The improvement was primarily driven by net gains from sales of securities, decreased foreign currency transaction losses as the dollar strengthened against other currencies and increased interest income.  Other (income) and expense was income of $19 million for the first nine months of 2004 versus expense of $114 million for the first nine months of 2003.  The improvement was primarily driven by net gains from sale of securities, gains from various asset sales including certain real estate transactions, increased interest income, partially offset by increased foreign currency transaction losses as the dollar weakened against other currencies for the first nine months of 2004.

Research, Development and Engineering

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Research, development and engineering:
Total	$1,419	$1,307	8.6%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Research, development and engineering:
Total	$4,212	$3,728	13.0%

Research, development and engineering expense increased in the third quarter and first nine months of 2004 versus the same periods in 2003, primarily due to increased spending in Software related to acquisitions as well as increased spending in Systems and Technology Group for new products and technology.  The third quarter increase was in line with revenue growth and the first nine months of 2004 increase was driven higher than revenue growth primarily due to the acquisition-related impacts.

Intellectual Property and Custom Development Income

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$102	$243	(58.0)%
Licensing/royalty-based fees	80	89	(10.1)
Custom development income	77	74	4.1
Total	$259	$406	(36.1)%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$377	$457	(17.5)%
Licensing/royalty-based fees	268	227	18.1
Custom development income	226	203	11.3
Total	$871	$887	(1.7)%

Sales and other transfers of intellectual property decreased in the third quarter of 2004 versus the third quarter of 2003 primarily because no significant transactions closed in the quarter.  The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures and economic conditions.

Interest Expense

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Interest expense:
Total	$32	$33	(3.3)%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Interest expense:
Total	$100	$114	(12.8)%

The decline in Interest expense was primarily due to lower average non-Global Financing debt and lower effective interest rates in the third quarter and first nine months of 2004, compared with the same periods of 2003.

Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See pages 53 and 54 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost; Selling, general and administrative; Research, development and engineering) relating to the job function of the individuals participating in the plans.

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Retirement-related plans - cost/(income):
Defined benefit and contribution pension plans - cost/(income)	$534	$(10)	nm	%
Nonpension postretirement benefits-cost	92	79	16.5
Total	$626	$69	nm	%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$906	$14	nm	%
Nonpension postretirement benefits-cost	277	241	14.9
Total	$1,183	$255	nm	%

nm - not meaningful

Included in the amounts above, the company had costs of approximately $366 million and income of approximately $150 million associated with its defined benefit pension plans for the third quarter of 2004 and 2003, respectively. The comparable amount for the first nine months of 2004 and 2003 was cost of approximately $389 million and income of approximately $430 million, respectively.  The third quarter and first nine months of 2004 results include a charge of $320 million due to the partial settlement of certain legal claims against the company’s PPP.  In addition, the company’s reduction of its discount rate assumption for the company’s PPP by 75 basis points, recent changes in the market value of plan assets, as well as similar trends in the company’s other defined benefits pension plans contributed to the increase in costs.

Provision for Income Taxes

The effective tax rate for the third quarter of 2004 was 28.9 percent versus 30.0 percent for the third quarter of 2003.  The effective tax rate for the first nine months of 2004 was 29.6 percent versus 30.0 percent for the first nine months of 2003.  The decreases in the effective tax rates in 2004 were the result of the tax impact of the charge taken in the third quarter of 2004 for the partial settlement of certain legal claims against the PPP.

Weighted-Average Common Shares

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$1.06	$1.02	3.9%
Basic	$1.08	$1.04	3.8

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,700.4	1,756.4	(3.2)%
Basic	1,669.6	1,722.6	(3.1)

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$3.14	$2.78	12.9%
Basic	$3.21	$2.84	13.0

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,714.6	1,759.5	(2.6)%
Basic	1,680.3	1,725.9	(2.6)

The amount of shares actually outstanding at September 30, 2004 was 1,664.7 million.

The weighted average number of common shares outstanding-assuming dilution during the third quarter and first nine months of 2004 was 56.0 million and 44.9 million lower than the third quarter and first nine months of 2003 primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the external segment results for the third quarter and first nine months of 2004 versus third quarter and first nine months of 2003, respectively.

Global Services

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Global Services Revenue:	$11,392	$10,383	9.7%
Strategic Outsourcing	$4,782	$4,288	11.5
Business Consulting	3,306	3,101	6.6
Integrated Technology	1,899	1,622	17.0
Maintenance	1,405	1,372	2.4

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Global Services Revenue:	$33,818	$31,187	8.4%
Strategic Outsourcing	$14,096	$12,480	12.9
Business Consulting	9,971	9,521	4.7
Integrated Technology	5,520	5,155	7.1
Maintenance	4,231	4,031	5.0

Global Services revenue increased 9.7 percent (5 percent adjusting for currency) and 8.4 percent (3 percent adjusting for currency) in the third quarter and first nine months of 2004, respectively, versus the same periods in 2003.  SO continued to demonstrate its competitive advantage in delivering on demand solutions by leveraging its business transformational skills and its scale.  Also contributing to revenue growth was an increase in revenue from existing accounts.  Within SO, e-business Hosting Services, an offering that provides Web infrastructure and application management as an Internet-based service, continued its pattern of revenue growth.  ITS revenue, which excludes maintenance (discussed below), increased driven by growth in Business Continuity and Recovery Services.  In addition, the third quarter 2004 ITS revenue growth rate was helped by a revenue reclassification of certain OEM equipment in the third quarter of 2003.  BCS revenue increased in the third quarter of 2004 versus the third quarter of 2003 due to strong performance in the Americas.  Within BCS, the company’s Business Performance Transformation Services offerings demonstrated strong revenue growth during the third quarter and first nine months of 2004.  See page 43 for additional information.  Maintenance increased in the third quarter and first nine months of 2004 versus the same periods in 2003. These increases were driven by favorable impacts of currency movements.

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. To Yr. Percent/ Margin Change
Global Services:
Gross profit	$2,848	$2,601	9.5%
Gross profit margin	25.0%	25.1%	(0.1	)pts.

(Dollars in millions) For the nine months ended September 30: For the period ended March 31:	2004	2003	Yr. to Yr. Percent/ Margin Change
Global Services:
Gross profit	$8,417	$7,889	6.7%
Gross profit margin	24.9%	25.3%	(0.4	)pts.

Global Services gross profit dollars increased primarily due to the corresponding increase in revenue.  The gross profit margin decline for the first nine months of 2004 was primarily due to continued investment in on demand infrastructure and business transformation capabilities, as well as a lower mix of Maintenance revenue, which has a higher gross profit margin than the other categories of Global Services revenue.  These investments are made at a client level and are reflected in the gross profit margin.  These declines were partially offset by improved utilization rates in BCS, lower labor costs associated with Maintenance offerings and ongoing efficiency initiatives in SO.

Hardware

(Dollars in millions) For the three months ended September 30:	2004		Yr. to Yr. Percent Change
Hardware Revenue:	$7,378	$6,577	12.2%
Systems and Technology Group	$4,117	$3,781	8.9%
z Series			12.0
i Series			(26.2)
p Series			0.8
x Series			26.0
Storage Systems			4.8
Microelectronics			8.5
Engineering and Technology Services			93.4
Personal Systems Group	3,261	2,796	16.6
Personal Computers			16.2
Retail Store Solutions			51.6
Printing Systems			(1.2)

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Hardware Revenue:	$21,299	$18,784	13.4%
Systems and Technology Group	$12,047	$10,875	10.8%
z Series			28.1
i Series			(21.4)
p Series			3.5
x Series			22.4
Storage Systems			8.2
Microelectronics			(0.9)
Engineering and Technology Services			112.6
Personal Systems Group	9,252	7,909	17.0
Personal Computers			18.7
Retail Store Solutions			34.8
Printing Systems			(5.9)

Systems and Technology Group revenue increased 8.9 percent (6 percent adjusting for currency) and 10.8 percent (7 percent adjusting for currency)  in the third quarter and first nine months of 2004, respectively, versus the same periods in 2003.  zSeries revenue increased in the third quarter and first nine months of 2004 versus the same periods in 2003 due to clients continuing to add new workloads on the zSeries platform as they build their on-demand infrastructures, as well as taking advantage of the capabilities of the z990 server for consolidations.  Mainframes remain the platform of choice for hosting mission critical transactions as well as for consolidations and infrastructure simplification.  The total delivery of

zSeries computing power as measured in MIPS (million of instructions per second) increased 17 percent in the third quarter of 2004 compared to the third quarter of 2003.  xSeries server revenue increased in the third quarter and first nine months of 2004 compared to the same periods in 2003 due to strong growth across the entire product line and all three geographies.  xSeries-related BladeCenter revenue had significant growth as the company is leading and shaping the blade market.  The BladeCenter model is expanding the company’s client base as some customers are turning to IBM for their Intel solutions for the first time.  pSeries revenue increased in the third quarter and first nine-months of 2004 versus the third quarter and first nine months of 2003.  The increase in revenue was driven by the transition to Power5 technology.  Volume shipments of low and mid-range servers started at the end of August 2004.  The company had strong customer acceptance in the Americas and Asia Pacific, while EMEA revenue declined.  iSeries revenue decreased in the third quarter and nine months of 2004 versus the same periods in 2003.  The decreases have been driven by lower sales as the transition to Power5 is taking longer than previous cycles as customers must transition their operating environment to the new level.

Storage Systems revenue increased for the third quarter and first nine months of 2004 compared with the same periods in 2003 due to increased demand for external midrange disk and tape products.  These increases were partially offset by decreases in high-end disk as clients anticipated the company’s new Power5 high-end storage announcement in early October.  Microelectronics revenue increased in the third quarter of 2004 versus the third quarter of 2003 as yields in the 300 millimeter plant continued to improve.  Output from the 300 millimeter plant doubled in the third quarter as compared to the second quarter.  The company expects to improve output by about 40 percent in the fourth quarter versus the third quarter of 2004.  Microelectronics revenue declined for the first nine months of 2004 versus the first nine months of 2003 primarily due to lower client demand for 200 millimeter products in the first quarter of 2004 as compared to the first quarter of 2003.  Engineering and Technology Services continued its strong revenue growth in the third quarter and first nine months of 2004 due to increased design and technical services contracts when compared to the same periods in 2003.

Personal Systems Group revenue increased 16.6 percent (13 percent adjusting for currency) and 17.0 percent (13 percent adjusting for currency) in the third quarter and first nine months of 2004, respectively, versus the same periods last year, driven by strong performance world wide by the company’s ThinkPad mobile computers. Desktop revenue also contributed to the third quarter growth.  Retail Store Solutions also achieved strong revenue growth in the third quarter and first nine months of 2004 versus the third quarter and first nine months of 2003, respectively, due to strong demand for the company’s products and the acquisition of Productivity Solutions Inc. in November 2003.  The decrease in Printing Systems revenue was due to lower maintenance revenue in the third quarter and first nine months of 2004 versus the same periods in 2003.  The decline in Printing System maintenance revenue was due to a declining installed base.

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent/ Margin Change
Hardware:
Gross profit	$2,158	$1,801	19.9%
Gross profit margin	29.3%	27.4%	1.9	pts.

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent/ Margin Change
Hardware:
Gross profit	$6,291	$5,426	15.9%
Gross profit margin	29.5%	28.9%	0.6	pts.

The increase in gross profit dollars in the third quarter and first nine months of 2004 versus the same periods in 2003 was primarily driven by the increase in Hardware revenue in these periods.  The increase in the gross profit margin in the third quarter and first nine months of 2004 versus the third quarter and first nine months of 2003 was primarily due to yield improvements in the Microelectronics business resulting from increased volumes and improved unit costs.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 27 (and derived from page one) primarily relate to the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 97 of the IBM 2003 Annual Report). The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring the segment’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Software Revenue:	$3,621	$3,461	4.6%
Middleware	$2,858	$2,708	5.6
WebSphere Family			14.3
Data Management			11.1
Lotus			(5.8)
Tivoli			18.7
Rational			5.9
Other Middleware			(1.4)
Operating Systems	600	610	(1.6)
Other	163	143	14.0

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change
Software Revenue:	$10,545	$10,061	4.8%
Middleware	$8,298	$7,837	5.9
WebSphere Family			12.1
Data Management			5.9
Lotus			1.7
Tivoli			9.7
Rational			19.5
Other Middleware			3.1
Operating Systems	1,781	1,767	0.7
Other	466	457	2.0

Software revenue increased 4.6 percent (1 percent adjusting for currency) and increased 4.8 percent (flat adjusting for currency) in the third quarter and first nine months of 2004, respectively, versus the same periods of 2003.

After a difficult second quarter, demand improved in the third quarter of 2004 in the Americas and Asia, as clients returned to more normal buying patterns.  The software industry remains highly competitive.  The WebSphere family of software offerings revenue increased with growth in business integration software, WebSphere Portal software and application servers software in the third quarter of 2004 versus the same period of 2003.  Data Management revenue increased in the third quarter driven by growth in DB2 database software on both the host and distributed platforms as well as DB2 tools.  Rational software revenue also increased.  The company recently announced major enhancements to the core solutions from Rational Software, with a new release integrating WebSphere and Rational offerings on a single platform. Tivoli Systems Management software revenue increased, aided by the Candle acquisition which was completed in the second quarter of 2004.  Lotus revenue declined as the company continues its product transition from Notes Domino to the new Workplace offerings.

Other Middleware, including traditional host software products such as CICS, Other Storage and Printer software, experienced revenue declines in the third quarter of 2004 versus the same period of 2003 due to declines in Host Storage revenue. The increase in revenue for the first nine months of 2004 versus the first nine months of 2003 was primarily due to favorable currency movements.

Operating systems software revenue declined for zSeries and iSeries versus growth in both pSeries and xSeries in the third quarter of 2004 as compared to the third quarter of 2003.  The company achieved operating system revenue growth for pSeries, despite lower pSeries hardware volumes due to increased subscription revenue associated with pSeries servers.  zSeries operating system software revenue declined despite growth in the related hardware volumes due to ongoing software price performance delivered to enterprise clients.  iSeries operating system revenue declined in line with the related hardware volumes.  Overall, Operating systems software revenue increased in the first nine months of 2004 versus the same periods of 2003 primarily due to favorable impacts of currency movements.

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$3,159	$2,970	6.4%
Gross Profit Margin	87.3%	85.8%	1.5	pts.

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$9,127	$8,609	6.0%
Gross Profit Margin	86.6%	85.6%	1.0	pts.

The increase in Software gross profit dollars and margins for the third quarter of 2004 and the first nine months of 2004 versus the comparable periods of 2003 was primarily driven by growth in Software revenue and the positive effect of currency, as well as productivity improvements in distribution and support.

Global Financing

See pages 48 and 49 for a discussion of Global Financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments was essentially flat at $257 million (down 5 percent adjusting for currency) in the third quarter of 2004 and increased 10.5 percent to $801 million (3 percent adjusting for currency) in the first nine months of 2004 versus the same periods in 2003.  Revenue for product life-cycle management software increased primarily in the small and medium business industry in the third quarter of 2004 offset by lower revenue associated with document processors.  The positive effects of currency movement also contributed to the increase in revenue for both periods in 2004.

Gross profit dollars increased 1.2 percent to $113 million and 12.6 percent to $351 million in the third quarter and first nine months of 2004, respectively, versus the same periods in 2003.  The gross profit margin increased 0.6 points to 43.8 percent in the third quarter of 2004 and increased 0.9 points to 43.8 percent for the first nine months of 2004 versus the same periods of 2003.  The increase in gross profit dollars in the third quarter of 2004 was driven by lower software costs and the increase for the first nine months of 2004 was primarily driven by the increase in revenue.  The increases in gross profit margin were driven by higher product life-cycle management software margins in the third quarter and first nine months of 2004 versus the same periods in 2003.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 40 to 42 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 48 through 55. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

(Dollars in millions)	At September 30, 2004	At December 31, 2003

Current assets	$42,430	$44,998
Current liabilities	35,167	37,900
Working capital	$7,263	$7,098
Current ratio	1.21:1	1.19:1

Current assets decreased $2,568 million primarily due to a decrease in short-term financing receivables primarily resulting from cash collections of both customer and commercial financing receivables that exceeded new originations.  This decrease was partially offset by a $1,888 million increase in Cash and cash equivalents (see Cash Flow discussion below).

Current liabilities decreased $2,733 million primarily due to declines of $3,334 million in Accounts payable and accruals and $1,180 million in Taxes payable.  These declines were partially offset by an increase of $1,781 million in short-term debt that was driven by the transfer of current bond and derivative activity from long-term debt as these items approach maturity.

The decrease in Accounts payable and accruals resulted from declines in accounts payable from typically higher year-end levels, lower accrual balances due to payments made in the first nine months of the year for performance bonuses, commissions and restructuring.

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

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See 48 to 55.

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Net cash provided by/(used in) continuing operations:
Operating activities	$11,356	$9,817
Investing activities	(3,719)	(4,516)
Financing activities	(5,672)	(5,270)
Effect of exchange rate changes on cash and cash equivalents	3	202
Net cash used in discontinued operations	(80)	(164)
Net change in cash and cash equivalents	$1,888	$69

The increase in net cash provided by operating activities for the first nine months of 2004 as compared to the first nine months of 2003 was primarily driven by increased net income, improved collection of accounts receivable including significant collection of receivables from the company’s Global Financing business (see discussion on page 51) and approximately $400 million less in restructuring payments.

The decrease in net cash flows used in investing activities was primarily attributable to lower acquisition costs (by $801 million) in the first nine months of 2004 (includes the Candle Corporation) than in the first nine months of 2003 ($1.0 billion for Rational).  In addition, net capital expenditures including investments in software were lower by $118 million reflecting lower investments in the company’s Microelectronics business, partially offset by increased net investments in the company’s services business.  The year-to-year increase in the net cash flows used in financing activities was primarily the result of increased stock repurchases in the third quarter of 2004 compared with the same period of 2003, partially offset by reduced debt payments.

Non-Current Assets and Liabilities

(Dollars in millions)	At September 30, 2004	At December 31, 2003
Non-current assets	$58,246	$59,459
Long-term debt	13,524	16,986
Non-current liabilities (excluding debt)	22,283	21,707

The decrease in Non-current assets was primarily due to $1,465 million decrease in Investments and sundry assets driven by a decrease in deferred tax assets resulting from the IRS settlement discussed on page 46.  In addition, Long-term financing receivables decreased $724 million primarily due to cash collections of customer financing receivables that exceeded originations.  These declines were partially offset by increases of $757 million in

Goodwill, net of purchase price adjustments, (driven by acquisitions) and $380 million in prepaid pension assets primarily due to contributions and recognition of pension income, partially offset by the $320 million one-time charge relating to the partial settlement of certain legal claims against the PPP.

Long-term debt declined $3,462 million primarily due to the transfer of current bond and derivative hedge activity to short-term debt as these items approach maturity.

Non-current liabilities (excluding debt) increased $576 million due to increases in non-current deferred income, non-current warranty accruals, and SONY prepayments associated with its strategic commitment to purchase IBM technology.  The increase in deferred income was driven by Global Services resulting from new contracts with long-term components.  The increase in the warranty accrual was primarily related to personal computers resulting from increased volumes and certain capacitor repairs.

Debt

 The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At September 30, 2004	At December 31, 2003
Total company debt	$21,951	$23,632
Non-global financing debt*	$261	$368
Non-global financing debt/capitalization	1.0%	1.5%

*   Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on pages 50, 53 and 54.

The company’s non-global financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt. Cash flows from operations are these businesses’ primary source of funds for future investments.  The non-global financing debt-to-capitalization ratio of 1.0 percent is within the company’s target.

Equity

Stockholders’ equity increased $1,838 million from December 31, 2003, primarily due to an increase in retained earnings driven by increased net income as well as an increase in common stock primarily due to common stock issued associated with the company’s stock option plan and employee stock purchase plan, partially offset by the company’s stock repurchase program.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2003 IBM Annual Report on page 50.

•                                          Economic environment and corporate IT spending budgets for Enterprise Computing

•                                          Internal business transformation and efficiency initiatives

•                                          Technological innovations

•                                          Open standards, including Linux

Clients’ spending continues to improve, though not uniformly across all segments and regions.  In addition, the company is continuing to focus on a new opportunity in which IT - both infrastructure and expertise - will be applied to transform clients’ spending on their business processes, namely SG&A and Research and Development.  This opportunity is Business Performance Transformation Services (BPTS) and contemplates much more than automating an existing process or outsourcing to a lower-cost provider.  BPTS is emerging in the sense that clients are reallocating budgets.  Money that they are spending internally today on SG&A and Research and Development will be spent externally in the future with third parties who can do three things: (1) provide deep industry or domain expertise in areas from Human Resources and logistics to engineering services; (2) apply advanced technologies to model, restructure and optimize these activities; and (3) deliver it all with economies of scale.  That combination will unlock the ability for clients to do things they can’t do today, because the capabilities to enable them simply haven’t existed before.  IBM is already making substantial efforts to expand the company’s already strong capabilities in this area.  For example:

•                                          Business Transformation Outsourcing - engagements in which we assist clients who want to transform their business processes, applications and IT infrastructure

•                                          Engineering and Technology Services - use of advanced technology and technical skills from IBM labs to solve clients’ toughest business process and engineering problems

•                                          Strategy and Change Consulting - core consulting backed by unique intellectual property that documents industry-specific business models with supporting IT architecture

•                                          Business Performance Management Software - cutting edge integration software that enables clients to access data they need, where it is needed, when it is needed, and in the most useful format

BPTS is a logical and natural extension of the company’s on demand strategy described in the IBM 2003 Annual Report.

Together, these four categories have generated over $2 billion in revenue through nine months of 2004 and increased over 45 percent year-to-year.

Global Services Signings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Longer-term*	$5,112	$10,516	$15,673	$23,194
Shorter-term*	4,643	4,901	14,647	14,962
Total	$9,755	$15,417	$30,320	$38,156

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

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract.  Signings are used by management to assess period performance of Global Services management.  The calculation involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs.  There are no third party standards or requirements governing the calculation of signings.  The estimated services backlog including SO, BCS, ITS, and Maintenance, at September 30, 2004 was $110 billion including adjustments for the company’s contract with JP Morgan Chase and several other contracts.  Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

The complexion of the contracts and their impact on Global Services results has been changing.  Over the last few quarters, in both SO and BCS, contracts are smaller in size with shorter average duration. This leads to improved revenue yields year-to-year.  The company is also improving its revenue performance in existing accounts through scope expansion and disciplined contract management.  The company continues to focus on improving Global Services margins through several initiatives to improve productivity and efficiencies across all lines of business.  Specifically within BCS, the initiative includes roughly a 4-point improvement in the utilization rate of its consultants, optimization of the labor mix between partner and practitioner, and a reduction in overhead costs by 15 percent.

The combination, at the beginning of 2004, of the company’s Systems Group and Technology Group, as discussed on pages 13 and 14, will continue to improve the company’s ability to integrate key semiconductor and other core technology innovations, as well as E&TS capabilities into solutions for customers.

During 2004 and in connection with the company’s new PowerEverywhere initiatives, the company introduced several new products that the company expects will extend the recent strong results and market share gains in servers.

In early October the company announced two new high-end pSeries processors that will begin shipping in November 2004.  These servers deliver almost twice the performance with less than half the processors when compared to a competitor’s high end system.  The company expects to have the entire pSeries server line transitioned to Power5 within the next four months.

The company also announced the i595, the first 64-way iSeries server delivering over 4 times the processing power than the previous generation.

The company also introduced in early October, new mid-range and high-end enterprise storage products featuring game-changing Power5 microprocessor technology.  The IBM TotalStorage DS6000 series and DS8000 series leverage common components, breakthrough technologies from mainframes and supercomputers, and unmatched virtualization and management capabilities.  These technologies will allow clients to reduce the complexity of their operating environment, and reduce their overall costs.  These products will begin shipping at the end of the fourth quarter 2004.

Within Personal Systems, the company introduced in early October, the first ThinkPad with a biometric fingerprint reader.  ThinkPad, already the industry’s most productive and secure notebook personal computer, now offers an unmatched level of data protection through the new fingerprint reader and embedded security subsystem.

The Software Group announced general availability of two key data management product offerings in the third quarter: (1) a new version of the company’s distributed DB2 database with autonomic capabilities that improve productivity for database administrators; and (2) a new version of the company’s DB2 Information Integrator that enables businesses to access and integrate their information from any location, in any format, as if it’s stored in one place, from both DB2 and non-DB2 databases.

The key to the company’s growth in Software will be customers’ continued adoption of on demand solutions. In addition, the company will continue to leverage independent software vendors (ISVs) and Systems Integrators as an overall business partner and an additional route to market.  The company is strengthening its software portfolio through ongoing development efforts as well as through strategic technology acquisitions including two third quarter acquisitions: AlphaBlox Corporation and Cyanea.  In early October, the company acquired Venetica Corp (which enables businesses to integrate all forms of information content within their enterprise) and Systemcorp (which adds portfolio and project management capabilities to Rational’s suite of software development tools).

Total Retirement-related benefits expense increased in the first nine months of 2004 as compared with the first nine months of 2003 by approximately $928 million as discussed on pages 31 and 32.  Excluding the one-time pension charge in the third quarter of 2004, the company expects the trend of increasing retirement-related benefits expense to return to the year-to-year impacts of the first half of 2004 in the fourth quarter of 2004.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement.  As a result, the U.S. enacted the American Jobs Creation Act of 2004 (the “Act”) in October 2004.

The Act repeals the ETI export subsidy for transactions after 2004 with two years of transition relief (2005-2006).  The Act also provides a nine-percent deduction for income from domestic production activities which will be phased in over 2005-2010.  While the net impact of this new legislation is still being evaluated, it is not expected to materially affect the company’s ongoing effective tax rate.

In addition, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S.  While the company is still evaluating this provision, the company may incur a one-time, largely non-cash tax charge associated with any repatriation actions under this Act.

During 2003, the IRS commenced an examination of the years 1998 through 2000. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax have been provided for any adjustments that are expected to result for these years.  As discussed on page 40, during the second quarter of 2004, the company entered into an agreement with the IRS involving one specific issue.  The likely resolution of the remaining open issues in this exam cycle should not result in a significant cash payment.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At September 30, 2004, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2003. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2003 IBM Annual Report in note L, “Derivatives and Hedging Transactions,” on pages 96 to 99.

The company earned slightly more than 50 percent of its net income in currencies other than the U.S. dollar in the nine months of 2004.  In general, these currencies appreciated against the U.S. dollar during the nine months of 2004 compared to the first nine months of 2003, so earnings in these countries translated into more dollars than they would have in the first nine months of 2003.  The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results.  These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to the translation of net income and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify.  For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 64 and 65 of the company’s 2003 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 64, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, and the size of the company’s global credit facilities.  For the nine months ended, or as of, as applicable, September 30, 2004, those amounts are $11.4 billion, $9.7 billion, and $10 billion, respectively.

On May 27, 2004, IBM completed the renegotiation of a new $10 billion 5-year Credit Agreement with JP Morgan Chase Bank, as Administrative Agent, and Citibank, N.A., as Syndication Agent, replacing credit agreements of $8 billion (5-year) and $2 billion (364 day).

The major rating agencies’ ratings on the company’s debt securities at September 30, 2004 appear in the table below and remain unchanged from December 31, 2003.  The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 65 of the 2003 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses the causes and events underlying the sources and uses of cash in that format on page 41 of this Form 10-Q, the following is the management view of cash flows for the first nine months of 2004 and 2003 prepared in a manner consistent with the table on page 65 of the 2003 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions) For the nine months ended September 30:	2004	2003
Net cash from operating activities (comprised of):	$11,356	$9,817
Cash from Global Financing accounts receivable	4,806	4,178
Cash available for investment and for distribution to shareholders	6,550	5,639
Net Global Financing receivables	3,454	1,887
Net capital expenditures	(2,756)	(2,874)
Net acquisitions	(972)	(1,773)
Returns to shareholders	(5,234)	(2,144)
Other	846	(666)
Net change in cash and cash equivalents	$1,888	$69

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 10 on pages 15 to 17 of this Form 10-Q.  With respect to pension funding, the company is not quantifying such impact because it is not possible to predict the future timing or direction of the capital markets.  For 2004, however, if the full year actual return on plan assets for the PPP is less than 8 percent, the PPP’s Accumulated Benefit Obligation would be greater than its Plan assets, assuming a 6 percent discount rate.  As discussed on pages 66 and 110 to 115 of the 2003 IBM Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders equity.  Actual return on the PPP plan assets for the first nine months of 2004 was a 4.4 percent gain, as compared to a 3.2 percent gain for the first six months of 2004.

Global Financing

Global Financing is a business segment within IBM, but is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003
External revenue	$634	$713	$1,951	$2,095
Internal revenue	309	266	875	868
Total revenue	943	979	$2,826	$2,963
Total cost	364	420	1,116	1,293
Gross profit	$579	$559	$1,710	$1,670
Gross profit margin	61.4%	57.1%	60.5%	56.4%
Pre-tax income	$351	$292	$1,073	$861
After-tax income	$236	$191	$694	$565
Return on equity*	29.9%	22.2%	28.2%	21.8%

*   Quarterly and year-to-date return on equity is calculated using a two-point and four-point, respectively, average of equity and an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

Global Financing revenue decreased 3.7 percent for the third quarter of 2004 as compared to the same period last year.  External revenue decreased 11.1 percent (14.1 percent at constant currency) in 2004 versus 2003 driven by lower external used equipment sales due to lower sales from inventory, offset by an increase in financing income.  Internal revenue increased 16.2 percent for the third quarter of 2004 versus the third quarter of 2003 driven by an increase in used equipment sales, primarily z Series, and an increase in finance income. Global Financing remarkets used equipment, primarily resulting from returns at end of lease, both externally and internally. Externally remarketed equipment represents sales to clients and resellers, while internally remarketed equipment primarily represents used equipment that is sold internally and then remarketed externally through the Hardware segment.

Global Financing revenue decreased 4.6 percent for the first nine months of 2004, when compared to the same period last year.  The decrease in revenue is driven by a decline in external equipment sales and lower external financing revenue due to a lower average asset balance.

Global Financing gross profit dollars increased 3.8 percent and 2.5 percent while gross profit margin increased 4.3 points and 4.1 points for the third quarter and first nine months of 2004, respectively, when compared to the same periods last year.  For the third quarter of 2004, the increase in gross profit dollars was primarily driven by lower borrowing costs.  The increase in gross profit margin was driven by improved financing and equipment sales margin and an improvement in a mix change towards higher margin financing.  For the first nine months of 2004, the increase in gross profit dollars was driven by lower borrowing costs partially offset by lower equipment sales.  The increase in gross profit margin was driven by improved financing and equipment sales margin and a mix change towards higher margin financing and away from equipment sales.

Global Financing pre-tax income increased 20.2 percent and 24.6 percent, respectively, for the third quarter and first nine months of 2004, when compared to the same periods last year.  For the third quarter, the increase is driven by improved profitability on internal sales.  For the first nine months of 2004, the increase is primarily due to a decrease in bad debt expense, a gain on a sale of Global Financing’s interest in a leveraged lease and improved profitability on internal sales.  The decrease in bad debt expense is reflective of the improved general economic environment, improved credit quality of the portfolio, and the declining size of the receivable portfolio.

The increase in return-on-equity for the third quarter of 2004 is due to the 23.6 percent rise in after-tax income when compared to the same period last year.  The increase in return-on-equity for the first nine months of 2004 is associated with the 22.8 percent increase in after-tax income when compared to the same period last year.

Financial Condition

Balance Sheet

(Dollars in millions)	At September 30, 2004	At December 31, 2003
Cash	$596	$813
Net investment in sales-type leases	10,353	11,969
Equipment under operating leases:
External customers	1,753	1,707
Internal customers(a) (b)	1,859	1,873
Customer loans	8,983	10,413
Total customer financing assets	22,948	25,962
Commercial financing receivables	3,823	5,835
Intercompany financing receivables(a) (b)	1,904	1,999
Other receivables	211	270
Other assets	761	1,037
Total financing assets	$30,243	$35,916

Intercompany payables(a)	$3,182	$6,754
Debt(c)	21,690	23,264
Other liabilities	2,170	2,546
Total financing liabilities	27,042	32,564
Total financing equity (a)	3,201	3,352
Total financing liabilities and equity	$30,243	$35,916

(a) These amounts are eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 3 and 4.

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

Originations

The following are total external and internal financing originations.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer financing:
External	$2,845	$3,110	$7,944	$8,452
Internal	292	228	911	828
Commercial financing	6,006	5,766	17,418	16,786
Total	$9,143	$9,104	$26,273	$26,066

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the third quarter and first nine months of 2004, which resulted in a net decline in financing assets from December 31, 2003. Funds were also generated through the sale and lease of used equipment sourced primarily from prior years’ lease originations. Customer Financing originations include $101 million of long term installment loans obtained from the acquisition of Candle Corporation by IBM Software Division.

Cash generated by Global Financing in the first nine months of 2004 was used to pay the intercompany payable and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At September 30, 2004	At December 31, 2003

Financial Services	31%	28%
Industrial	19	17
Business Partners*	14	18
Public	10	10
Distribution	10	10
Communications	9	11
Other	7	6
Total	100%	100%

* Business Partner financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At September 30, 2004	At December 31, 2003
Financing receivables	$23,288	$28,451
Specific allowance for doubtful accounts	607	666
Unallocated allowance for doubtful accounts	166	199
Total allowance for doubtful accounts	773	865
Net financing receivables	$22,515	$27,586
Allowance for doubtful account coverage	3.3%	3.0%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)
Dec. 31, 2003	Reserve Used*	Additions/ (Reductions) Bad Debt Expense	Other**	September 30, 2004
$865	$(168)	$79	$(3)	$773

*                 Represents reserved receivables, net of recoveries, that were disposed of during the period.

**          Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 3.0 percent at December 31, 2003, to 3.3 percent at September 30, 2004.  The increase in reserve percentage was due to a seasonal decline in the asset base from year end partially offset by improved economic conditions and improved credit quality of the portfolio. Unallocated reserves decreased 16.6 percent from $199 million at December 31, 2003 to $166 million at September 30, 2004 and the net receivables balance declined 18.4 percent over the same period.  The decrease in unallocated reserves is due to decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 8.9 percent from $666 million to $607 million in 2004.  The decrease in specific reserves was due to the disposal of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense declined to $79 million for the nine months ended September 30, 2004, compared with $164 million for the nine months ended September 30, 2003.  The decline was primarily attributed to lower reserve requirements associated with the improvement in economic conditions and improved credit quality of the portfolio in the first nine months of 2004, as compared to the first nine months of 2003, as well as the lower asset base.

Residual Value

Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values.  Global Financing has insight into the product plans and cycles for the IBM product under lease.  Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them to the residual values reflected in the portfolio.

Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 36.4 percent and 34.2 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2004 and 40.9 percent and 36.9 percent in the third quarter and first nine months, respectively, of 2003.  The decreases are driven by lower external used equipment sales partially offset by higher internal used equipment sales due to a shift towards internal sales from inventory to support Global Services contracts.  The gross margins on these sales were 37.6 percent and 35.0 percent in the third quarter of 2004 and 2003, respectively, and the gross margins were 31.6 percent and 29.4 percent for the first nine months of 2004 and 2003, respectively. The above increases in gross margins were due to lower cost. In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new customers or extending leasing arrangements with current customers.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2003 and September 30, 2004.  The table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of September 30, 2004.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will purchase insurance to guarantee the future value of the equipment scheduled to be returned at end of lease.

Residual Value

	Amortization of September 30, 2004 balance
(Dollars in millions)	Dec. 31, 2003	Sept. 30, 2004	2004	2005	2006	2007 and beyond
Sales-type leases	$845	$789	$86	$271	$256	$176
Operating leases	164	162	39	62	38	23
Total unguaranteed residual value	$1,009	$951	$125	$333	$294	$199

Related original amount financed	$27,820	$25,972
Percentage	3.6%	3.7%

Debt

	At September 30, 2004	At December 31, 2003
Debt to equity ratio	6.8x	6.9x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio of approximately 7 to 1. The table below illustrates the correlation between Global

Financing assets and Global Financing debt. Both assets and debt are presented in the Global Financing balance sheet on page 50.

* As of September 30, 2004.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal) as referenced on page 50.  IBM manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on pages 48 and 49 and in Segment Information on pages 65 through 68.

In the company’s Consolidated Statement of Earnings on page 1, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of financing to Interest expense.

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

Part II - Other Information

ITEM 2.  Changes in Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

(c)  The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

July 1, 2004 - July 31, 2004	6,707,000	$85.89	6,707,000	$3,322,074,440

August 1, 2004 - August 31, 2004	5,186,500	$84.23	5,186,500	$2,885,223,438

September 1, 2004 - September 30, 2004	3,123,400	$85.29	3,123,400	$2,618,842,293

Total	15,016,900	$85.19	15,016,900

(1)  On February 24, 2004, the IBM Board of Directors authorized up to $4.0 billion in funds for use in the company’s common stock repurchase program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.

ITEM 6.  Exhibits

Exhibit Number

3	By-laws of IBM as amended through September 27, 2004 is Exhibit 3 contained in Form 8-K, filed on September 27, 2004, and is hereby incorporated by reference.

10	Material Contracts
10.1	The IBM 1999 Long-Term Performance Plan, a compensatory plan, filed on February 15, 2000 with Registration Statement No. 333-30424 on Form S-8, as amended.

10.2	The IBM 2001 Long-Term Performance Plan, a compensatory plan, filed on May 7, 2002 with Registration Statement No. 333-87708 on Form S-8, as amended.

10.3	The IBM PwCC Acquisition Long-Term Performance Plan, a compensatory plan, filed on January 31, 2003 with Registration Statement No. 333-102872 on Form S-8, as amended.

10.4	Forms of LTPP Stock Option Award Agreement, Long-Term Incentive Program Award Agreement, and Restricted Stock Unit and Stock Option Award Agreement.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 28, 2004

By:
/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller

(This page intentionally left blank.)