Form 10-Q/A
period 2004-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2004-11-01
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q/A

Amendment No. 1 to

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2004, and is being filed to correct typographical errors in certain column headings in four tables contained in such report.  Specifically, the column headings under “U.S. Plans” in the two tables on pages 8 and 9 should have indicated that the first column of data in each such table was for 2004 and the second column of data in each such table was for 2003.  In addition, the heading "For the period ended March 31:" should be removed from the table on page 34, and the second column in the table on Page 35 should have contained the heading “2003”.

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

Quarter and First-Nine Months in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the three months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,392	$10,383	9.7%	5.1%
Hardware	7,501	6,697	12.0	8.9
Software	3,621	3,461	4.6	0.5
Global Financing	638	715	(10.9)	(14.1)
Enterprise Investments/Other	277	266	4.3	2.2
Total	$23,429	$21,522	8.9%	4.9%

(Dollars in millions) For the nine months ended September 30:	2004	2003	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$33,818	$31,187	8.4%	2.8%
Hardware	21,659	19,118	13.3	9.4
Software	10,545	10,061	4.8	(0.4)
Global Financing	1,951	2,092	(6.8)	(10.8)
Enterprise Investments/Other	859	760	13.1	8.7
Total	$68,832	$63,218	8.9%	3.9%

(Dollars in millions) For the three months ended September 30:	2004	2003*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$5,899	$5,428	8.7%	4.2%
Public	3,776	3,396	11.2	7.8
Industrial	2,997	2,886	3.8	(0.4)
Distribution	2,138	1,923	11.1	7.4
Communications	2,174	1,881	15.5	11.6
Small & Medium	4,999	4,742	5.4	1.1
OEM	726	642	12.9	12.7
Other	720	624	15.5	15.5
Total	$23,429	$21,522	8.9%	4.9%

(Dollars in millions) For the nine months ended September 30:	2004	2003*	Yr. To Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$17,367	$15,608	11.3%	5.6%
Public	10,460	9,911	5.5	1.4
Industrial	9,073	8,379	8.3	2.8
Distribution	6,289	5,810	8.2	3.7
Communications	6,355	5,743	10.7	5.9
Small & Medium	15,015	13,803	8.8	3.3
OEM	2,098	1,920	9.3	9.0
Other	2,175	2,044	6.4	6.4
Total	$68,832	$63,218	8.9%	3.9%

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

Date: November 1, 2004

By:
/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller

(This page intentionally left blank.)