Form 10-K
period 2004-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2005-02-24
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2004

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2005	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,632,628,968	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange
6.45% Notes due 2007		New York Stock Exchange
5.375% Notes due 2009		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $147.6 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2004 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005 are incorporated by reference into Part III of Form 10-K.

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

* * *

        IBM is an innovation-based business serving the needs of enterprises and institutions worldwide. It defines innovation as the intersection of business insight and technological invention. IBM seeks to deliver client success—in whatever ways its clients define success—by giving them differentiating capabilities that provide unique competitive advantage.

        By helping its clients redesign their business processes and organizational structure, enabled by new operating environments, IBM helps them to become on demand businesses. IBM defines an on demand business as an enterprise whose business processes are responsive to any demand, opportunity or threat; integrated end-to-end across the company; and capable of integrating fluidly across extended business ecosystems of partners, suppliers and clients.

        IBM first described this new model and set of capabilities in 2002, believing they represent the current evolution of information technology architectures and of business and institutional models. IBM calls this architecture the On Demand Operating Environment: an infrastructure based on industry-wide standards (commonly referred to as "open standards"), rather than proprietary technologies. In IBM's view, an enterprise's investment in such an infrastructure provides both superior returns and maximum freedom of interoperability and action. Standards have become a core element of IBM's overall strategy and impact all of our unit strategies.

        The shift to standards-based technologies has been bolstered significantly in recent years by the rapid growth of the "open source" software movement, a result of large-scale collaboration among members of the worldwide developer and business communities. Examples include the Linux operating system, the Eclipse computing platform and the Java programming language.

        IBM's clients include many different kinds of enterprises, from sole proprietorships to the world's largest organizations, governments and companies representing every major industry and endeavor. Over the last decade, IBM has exited or greatly de-emphasized its involvement in consumer markets and divested itself of other noncore businesses to concentrate on the enterprise market. In IBM's view, opportunities in the enterprise market are superior—representing approximately two-thirds of the IT industry's revenue. As a result, IBM has made acquisitions and invested in emerging business opportunities important to its enterprise clients. Many of these investments have grown into multibillion dollar businesses in their own right, and are now contributing to IBM's growth.

        The majority of the company's enterprise business, which excludes the company's original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors around which the company's go-to-market strategies, and sales and distribution activities are organized:

  •
  Financial Services: Banking, Financial Markets, Insurance

  •
  Public: Education, Government, Healthcare, Life Sciences

  •
  Industrial: Aerospace, Automotive, Defense, Chemical and Petroleum, Electronics

  •
  Distribution: Consumer Products, Retail, Travel, Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  Small and Medium Business: mainly companies with less than 1,000 employees

The IT Industry and IBM's Strategy

        IBM operates in the IT industry, which comprises three principal categories:

  •
  Business Value

  •
  Infrastructure Value

  •
  Component Value

        IBM has realized and continues to see a shift in revenue and profit growth from Component Value to Infrastructure Value and Business Value, where revenue and profit potential are thought to be greatest in the years ahead.

Business Value

        The company helps its clients transform their businesses and gain competitive advantage by applying its skills and experience to business performance challenges specific to the client's industry or across industries and processes. The company enters into long-term relationships and creates solutions for clients, driving on demand business innovation, on its own or in partnership with other companies. The company draws upon its broad product and service offerings, including Business Consulting Services, IBM Research, industry-leading middleware, and its deep experience in systems and technology design.

Capabilities

    Business Consulting Services (BCS). Delivery of value to clients through consulting services for client relationship management, financial management, human capital, business strategy and change, and supply chain management as well as application innovation and the transformation of business processes and operations. (Global Services)

    Business Performance Management (BPM). Enables companies to visualize end-to-end processes across business and IT systems, analyze execution in real time against goals, and make adjustments as needed. IBM offers consulting, services and middleware to simulate and monitor business processes, and provides customers with real-time analysis of the underlying IT systems carrying out those processes. (Software)

    Business Transformation Outsourcing (BTO). Delivers improved business results to clients through the continual strategic change and the operation and transformation of the client's business processes, applications and infrastructure. (Global Services)

    Center for Business Optimization (CBO). Helps clients continuously optimize their business performance by drawing upon massive amounts of real-time data, advanced analytical methods, business expertise, and deep computing power. (Global Services)

    Customer Financing. Lease and loan financing to external clients and internal clients for terms generally between two and five years. (Global Financing)

    Engineering & Technology Services (E&TS). System and component design services, strategic outsourcing of clients' design teams, and technology and manufacturing consulting services. (Systems and Technology Group)

    On Demand Innovation Services (ODIS). IBM Research scientists work with BCS consultants to analyze and solve clients' most intractable business challenges. ODIS offers a number of cross-industry micropractices with deep expertise including mobile enablement and information mining. (Global Services and IBM Research)

    Software and services to meet industry-specific needs. Solutions and applications built on an on demand, standards-based infrastructure to transform a process that is unique to specific industries. (Multiple IBM segments)

    Business Performance Transformation Services (BPTS). Helps clients transform their spending on business processes, namely Selling, General and Administrative and Research and Development. BPTS requires advanced technology and deep expertise in industry and or specific functions like Human Resources (HR), logistics, payroll, sales, customer services and procurement, to result in holistic improvement for the performance and success of a business, including efficiency of individual processes and their combined effort. BPTS solutions are delivered to clients by several of the company's business areas: BTO, E&TS, Strategy and Change Consulting and BPM. (Multiple IBM segments)

Infrastructure Value

        Infrastructure Value includes systems, such as high-volume servers; middleware software that can interconnect disparate operating systems and applications with data; storage networks; and devices. It also refers to such services as infrastructure management—whether on the client's premises or managed remotely at IBM's own facilities—and consulting about how to improve and strengthen the infrastructure and realize greater return on investment in it. Central to IBM's approach for building value in the infrastructure category is its support of open standards and its active promotion of Linux and other open source platforms, which help IBM's clients control costs and allow them to benefit from the latest advances created by development communities around the world. IBM's strategic objective is to deliver open and integrated offerings and expand partnerships.

Capabilities

    Application Management Services. Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications. (Global Services)

    Commercial financing. Short-term inventory and accounts receivable financing to dealers and remarketers of IT products. (Global Financing)

    DB2 information management software. Advanced database and content management software solutions that enable clients to leverage information on demand. (Software)

    e-business Hosting Services. Solutions for the management of clients' Web-based infrastructure and business applications, as well as a growing portfolio of industry-specific independent software vendor (ISV) solutions that are delivered as a service. (Global Services)

    Integrated Technology Services (ITS). Design, implementation and maintenance of clients' technology infrastructures. (Global Services)

    Lotus software. Collaboration and messaging software that allows a company's employees, clients, vendors and partners to engage in real-time and asynchronous communication and knowledge management. (Software)

    Personal computers. Notebook and desktop computers featuring ThinkVantage Technologies that provide enterprises and end users with increased productivity and cost effectiveness. (Personal Systems Group)

    Printing Systems. Production print solutions, on demand print-related solutions, enterprise workgroup print technologies, and print management software and services. (Personal Systems Group)

    Rational software. Integrated tools designed to improve an organization's software development processes and capabilities. (Software)

    Remarketing. The sale and lease of used equipment (primarily sourced from the conclusion of lease transactions) to new or existing clients. (Global Financing)

    Retail Store Solutions. Point-of-sale retail checkout equipment, software and solutions. (Personal Systems Group)

    Servers. IBM eServer systems using IBM operating systems (zSeries and iSeries), as well as AIX, the IBM UNIX operating system (pSeries) and the Microsoft Windows operating system (xSeries). All servers can also run Linux, a key open source operating system. (Systems and Technology Group and Software)

    Storage. Data storage products, including disk, tape and storage area networks. (Systems and Technology Group)

    Strategic Outsourcing Services (SO). Competitive cost advantages through the outsourcing of processes and operations. (Global Services)

    Tivoli software. Software for infrastructure management, including security, change, configuration, job scheduling, storage capability, performance and availability. (Software)

    WebSphere software. Management of a wide variety of business processes using open standards to interconnect applications, data and operating systems. (Software)

Component Value

        Component Value includes advanced semiconductor development and manufacturing for IBM's server and storage offerings, and services, technology and licenses provided to OEMs that create and market products requiring advanced chips and other core technology elements. IBM leverages components for infrastructure value, while continuing to participate in selected markets, focusing on key industry partners.

Capabilities

    Application Specific Integrated Circuit (ASICs). Manufacturing of customized semiconductor products for clients. (Systems and Technology Group)

    Advanced Foundry. Integrated supply chain services and a full suite of semiconductor manufacturing services using either a client's or IBM's design. (Systems and Technology Group)

    Standard products and custom microprocessors. Semiconductors designed and manufactured primarily based upon IBM's PowerPC architecture. (Systems and Technology Group)

Business Segments

        Organizationally, the company's major operations comprise a Global Services segment; a Systems and Technology Group; a Personal Systems Group; a Software segment; a Global Financing segment; and an Enterprise Investments segment.

        Global Services is a critical component of the company's strategy of providing insight and solutions to clients. While solutions often include industry-leading IBM software and hardware, other suppliers' products are also used if a client solution requires it. Global Services outsourcing contracts as well as BCS contracts range from less than one year to ten years.

        Systems and Technology Group provides IBM's clients with business solutions requiring advanced computing power and storage capabilities. More than half of the Systems and Technology Group's eServer and Storage Systems sales transactions are through business partners and approximately 40 percent are direct to end-user clients and more than half are through the Web at ibm.com. In addition, the group provides leading semiconductor technology and products, packaging solutions and engineering technology services to OEM clients (approximately 14 percent of Systems and Technology Group revenue) and for IBM's own advanced technology needs. While appropriately not reported as external revenue, hardware is also deployed to support Global Services solutions.

        Personal Systems Group includes sales of personal computers, business and computing solutions for retail stores and advanced printing capabilities for large enterprise clients and small and medium-sized businesses. In December 2004, it was announced that Lenovo Group Limited, the largest information technology company in China, will acquire IBM's Personal Computing Division. This transaction is expected to close in the second quarter of 2005.

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across their enterprises. Middleware is designed to be the underlying support for applications provided by independent software vendors (ISVs), who build industry- or process-specific applications according to open industry standards. Operating systems are the engines that run computers. Approximately 40 percent of external Software revenue relates to one-time charge (OTC) arrangements, whereby the client pays one up-front payment for a lifetime license. The remaining annuity revenue consists of both maintenance revenue sold with OTC arrangements, as well as software sold on a monthly license charge (MLC) arrangement. Typically, arrangements for the sale of OTC software include one year of maintenance. The client can also purchase ongoing maintenance after the first year, which includes product upgrades and technical support.

        Global Financing is described on pages 35 to 39 of IBM's 2004 Annual Report to Stockholders which is hereby incorporated by reference.

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

IBM WORLDWIDE ORGANIZATIONS

        The following three company-wide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales & Distribution Organization and related sales channels

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

Sales & Distribution Organization

        With comprehensive knowledge of IBM's business and infrastructure solutions, as well as the individual products, technologies and services offered by IBM and its network of business partners, the company's global team of account representatives and solutions professionals gain a deep understanding of each client's organizational, infrastructure and industry-specific needs to determine the best approach for addressing the client's critical business and IT challenges. These professionals work in integrated teams with IBM consultants and technology representatives, combining their deep skills and expertise to deliver high-value solutions.

Internal Routes-to-Market

        Global Services consultants focused on selling end-to-end solutions for large, complex business challenges.

        Hardware and software brand specialists selling IBM products as parts of discrete technology decisions, typically to "self-integrating" IT departments.

        ibm.com Online and telephone sales and assistance operations handle basic commodity transactions for large enterprises and small-to-medium businesses.

Business Partners Routes-to-Market

        Global/major independent software vendors (ISVs). ISVs deliver business process or industry-specific applications and, in doing so, often influence the sale of IBM hardware, middleware and services.

        Global/major systems integrators (SIs). SIs identify business problems and design solutions when Global Services is not the preferred systems integrator; they also sell computing infrastructures from IBM and its competitors.

        Regional ISVs and SIs. SIs identify the business problems, and ISVs deliver business process or industry-specific applications to medium-sized and large businesses requiring IBM computing infrastructure offerings.

        Solutions providers, resellers and distributors. Resellers sell IBM platforms and value-added services as part of a discrete technology platform decision to clients wanting third-party assistance.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate IBM from its competitors. IBM annually spends approximately $5-6 billion for R&D, including capitalized software costs, focusing its investments in high-growth opportunities. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2004 than any other company. This marks the 12th year in a row that IBM achieved this distinction.

        In addition to producing world-class hardware and software products, IBM innovations are a major differentiator in providing solutions for the company's clients through its growing services activities. The company's investments in R&D also result in intellectual property (IP) income. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are used by the company's licensees for their products when that new technology is not strategic to IBM's business goals. A third group is both used internally and licensed externally.

        In addition to these IP income sources, the company also generates value from its patent portfolio through cross-licensing arrangements and IP licensed in divestiture transactions. The value of these other two sources is not readily apparent in the financial results and Consolidated Statement of Earnings, because income on cross-licensing arrangements is recorded only to the extent cash is received. The value received by IBM for IP involving the sale of a business is included in the overall gain or loss from the divestiture, not in the separately displayed IP income amounts in financial results and Consolidated Statement of Earnings.

        In January 2005, IBM announced that it would pledge 500 of its patents for use by the open computing community, representing a major shift in the way IBM manages and deploys its intellectual property portfolio. IBM's intent is to help form an industry-wide "patent commons," in which patents are used to establish a platform for further innovation in areas of broad interest to information technology developers and users. The pledge is applicable to any individual, community, or company working on or using software that meets the Open Source Initiative (OSI) definition of open source software.

Integrated Supply Chain

        Just as IBM works to transform its clients' supply chains for greater efficiency and responsiveness to market conditions, IBM has undertaken a large-scale initiative to recast its own integrated supply chain as an on demand business operation, turning what had previously been an expense to be managed into a strategic advantage for the company and, ultimately, improved delivery and outcomes for its clients. IBM spends approximately $41 billion annually through its supply chain, procuring materials and services around the world. The company's supply, manufacturing and distribution operations are integrated in one operating unit that has reduced inventories, improved response to marketplace opportunities and external risks and converted fixed to variable costs. Simplifying and streamlining internal operations has improved sales force productivity and processes and thereby the experiences of the company's clients when working with IBM. Because some of the cost savings this unit generates are passed along to clients, they will not always result in a visible gross margin improvement in the company's Consolidated Statement of Earnings. While these efforts are largely concerned with product manufacturing and delivery, IBM is also applying supply chain principles to service delivery across its solutions and services lines of business. To accomplish this, IBM is creating a new labor resource management system—based on a uniform taxonomy of skills—that will enable the organization to more efficiently match its labor resources to the needs of IBM clients, deploy the right expertise quickly, and create a better short-term and long-term balance of labor supply and demand by comparing the demands of the market against the database of available skills.

        In addition to its own manufacturing operations, the company uses a number of contract manufacturing (CM) companies around the world to manufacture IBM-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time-to-market for certain IBM products. Some of the company's relationships with CM companies are exclusive. The company has key relationships with Sanmina-SCI for the manufacture of some Intel-based products and with Solectron for a significant portion of the manufacturing operations of Global Asset Recovery Services—an operation of Global Financing that restores end-of-lease personal computers and other IT equipment for resale.

Significant Factors Affecting IBM's Business

        Forward-looking and Cautionary Statements:    Certain statements contained in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in the company's filing with the Securities and Exchange Commission or in materials incorporated therein by reference.

        Economic Environment and Corporate IT Spending Budgets:    If overall demand for hardware, software and services changes, whether due to general economic conditions or a shift in corporate buying patterns, sales performance could be impacted. IBM's diverse portfolio of products and offerings is designed to gain market share in strong and weak economic climates. The company accomplishes this by not only having a mix of offerings with long-term cash and income streams as well as cyclical transaction-based sales, but also by continually developing competitive products and solutions and effectively managing a skilled resource base. IBM continues to transform itself to take advantage of shifting demand trends, focusing on client or industry-specific solutions, business performance and open standards.

        Internal Business Transformation and Efficiency Initiatives:    IBM continues to drive greater productivity and cost savings as it transforms itself into an on demand enterprise. This includes the internal supply chain initiatives discussed above, as well as driving collaboration across the IBM enterprise to stimulate innovation and drive growth. Transformation efforts are improving the company's management of its costs worldwide: the rebalancing of skills, optimizing its workforce to drive growth, keeping the company's compensation programs competitive, and creating a cost efficient and cutting-edge IT infrastructure to support its transformation. IBM is extending its supply chain initiatives to labor costs and other internal processes. Continued success in this area will impact the company's cost structure improvements, as well as the amount of competitive leverage it can apply by passing savings along to clients.

        Innovation Initiatives:    IBM invests for new and innovative capabilities, products and services. IBM has been moving away from commoditized categories of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. Examples include IBM's leadership position in the design and fabrication of ASICs; the design of smaller, faster and energy-efficient semiconductor devices; the design of "grid" computing networks that allow computers to share processing power; the transformation and integration of business processes; and the company's efforts to advance open technology standards and to engage with governments, academia, think tanks and nongovernmental organizations on emerging trends in technology, society and culture. In the highly competitive IT industry, with large diversified competitors as well as smaller and nimble single- technology competitors, IBM's ability to continue its cutting-edge innovation is critical to maintaining and increasing market share. IBM is managing this risk by more closely linking its R&D organization to industry-specific and client-specific needs, as discussed in description of Business—IBM Worldwide Organizations.

        Open Standards:    The broad adoption of open standards is essential to the computing model for on demand business and is a significant driver of collaborative innovation across all industries. Without interoperability among all manner of computing platforms, the integration of any client's internal systems, applications and processes remains a monumental and expensive task. The broad-based acceptance of open standards—rather than closed, proprietary architectures—also allows the computing infrastructure to more easily absorb (and thus benefit from) new technical innovations. IBM is committed to fostering open standards because they are vital to the On Demand Operating Environment, and because their acceptance will expand growth opportunities across the entire business services and IT industry. There are a number of competitors in the IT industry with significant resources and investments who are committed to closed and proprietary platforms as a way to lock customers into a particular architecture. This competition will result in increased pricing pressure and/or IP claims and proceedings. IBM's support of open standards is evidenced by the enabling of its products to support open standards such as Linux, and the development of Rational software development tools, which can be used to develop and upgrade any other company's software products.

        Emerging Business Opportunities:    The company is continuing to refocus its business on the higher value segments of enterprise computing—providing technology and transformation services to clients' businesses. Consistent with that focus, the company continues to significantly invest in Emerging Business Opportunities, as a way to drive revenue growth and market share gain. Areas of investment include strategic acquisitions, primarily in software and services, information-based medicine, on demand retail, sensor and actuator solutions, Business Performance Transformation Services, key technologies (POWER5 and POWERBlade) and emerging growth countries such as China, Russia, India and Brazil.

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

        Environmental Matters.    The company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the company's capital expenditures, earnings and competitive position.

        Internal Controls.    Effective internal controls are necessary for the company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, the company's brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the company is required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company's business and operating results could be harmed, the company could fail to meet its reporting obligations, and there could be a material adverse effect on the company's stock price.

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

        Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete.

        Volatility of Stock Prices:    The company's stock price is affected by a number of factors, including quarterly variations in results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the company's stock price is subject to significant volatility.

        Dependence on and Compensation of Key Personnel:    Much of the future success of the company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that the company will be able to successfully retain and attract the key personnel it needs. Many of the company's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

        Backlog:    The value of unfilled orders is not a meaningful indicator of future revenues from the company's product offerings due to the significant proportion of revenue from services, the volume of products delivered from shelf inventories, and the shortening of product delivery schedules. With respect to the company's Global Services segment, in 2004 the company signed contracts totaling $43 billion, which contributed to a services backlog at December 31, 2004 of $111 billion, compared with $120 billion at the end of 2003.

        The following information is included in IBM's 2004 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 87 through 91.

        Financial information by geographic areas—page 91.

        Amount spent during each of the last three years on R&D activities—page 73.

        Financial information regarding environmental activities—page 68.

        The number of persons employed by the registrant—pages 34 and 35.

        The management discussion overview—pages 11 to 12.

        Available information—page 96.

Item 2. Properties:

        At December 31, 2004, IBM's manufacturing and development facilities in the United States had aggregate floor space of 27 million square feet, of which 20 million was owned and 7 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 9 other countries totaled 9 million square feet, of which 6 million was owned and 3 million was leased. Of these amounts, 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand.

Executive Officers of the Registrant (at February 24, 2005):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer
Samuel J. Palmisano(1)	53	1997
Senior Vice Presidents:
Nicholas M. Donofrio, Corporate Technology and Manufacturing	59	1995
Douglas T. Elix, Group Executive	56	1999
J. Bruce Harreld, Strategy	54	1995
Paul M. Horn, Research	58	1996
Jon C. Iwata, Communications	42	2002
John R. Joyce, Group Executive	51	1999
John E. Kelly, III, Technology and Intellectual Property	51	2000
Abby F. Kohnstamm, Marketing	51	1998
Edward M. Lineen, General Counsel	63	2002
Mark Loughridge, Chief Financial Officer	51	1998
J. Randall MacDonald, Human Resources	56	2000
Steven A. Mills, Group Executive	53	2000
Robert W. Moffat, Jr., Integrated Supply Chain	48	2002
Linda S. Sanford, Enterprise On Demand Transformation	52	2000
Stephen M. Ward, Jr., General Manager	49	2003
William M. Zeitler, Group Executive	57	2000
Vice Presidents:
Jesse J. Greene, Jr., Treasurer	59	2002
Daniel E. O'Donnell, Secretary	57	1998
Timothy S. Shaughnessy, Controller	47	2004

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

        Mr. Greene was with Compaq Computer Corporation (now a part of HewlettPackard Company), a computer company, as Senior Vice President and Chief Financial Officer until joining IBM in 2002. He was with Compaq for two years. Before joining Compaq, Mr. Greene served as Corporate Senior Vice President and Director of Business Strategy and Information Technology at Eastman Kodak Company. During six years at Kodak, Mr. Greene held a number of financial positions including Vice President of Finance and Treasurer. Before joining Kodak, Mr. Greene spent 23 years at IBM in a variety of financial positions including Assistant Treasurer.

Item 3. Legal Proceedings:

        Refer to note o "Contingencies and Commitments" on pages 69 through 71 of IBM's 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to page 93 and 96 of IBM's 2004 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. There were 662,465 common stockholders of record at February 10, 2005.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2004–October 31, 2004	2,751,200	$88.24	2,751,200	$6,376,066,005
November 1, 2004–November 30, 2004	12,163,700	$94.60	12,163,700	$5,225,396,989
December 1, 2004–December 31, 2004	15,812,500	$97.32	15,812,500	$3,686,484,737

Total	30,727,400	$95.43	30,727,400

(1)
On February 24, 2004, the IBM Board of Directors authorized up to $4.0 billion in additional funds for use in the company's common stock repurchase program. This authorization was completely utilized before December 31, 2004. On October 26, 2004 the Board of Directors authorized up to $4.0 billion in additional funds for use in its repurchase program. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data:

        Refer to pages 92 and 93 of IBM's 2004 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 11 through 39 of IBM's 2004 Annual Report to Stockholders which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks:

        Refer to the section titled "Market Risk" on page 33 and 34 of IBM's 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 9, 10, and 40 through 91 of IBM's 2004 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        Not applicable.

Item 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 9 and 10 of IBM's 2004 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9B. Other Information

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, all of which information is incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

Item 11. Executive Compensation:

        Refer to the information under the captions "Summary Compensation Table," "Stock Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Long-Term Incentive Plans—Awards in Last Fiscal Year," "Retirement Plans," "Other Deferred Compensation Plans," "Directors' Compensation," "Employment Agreements and Change-in-Control Arrangements," "Report on Executive Compensation," and "Performance Graph" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the captions "Ownership of Securities," "Security Ownership of Certain Beneficial Owners," "Common Stock and Total Stock-based Holdings of Management," and "Equity Compensation Plan Information" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions:

        Refer to the information under the caption "Other Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2004 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 10).

      Consolidated Statement of Earnings for the years ended December 31, 2004, 2003 and 2002 (pages 40 and 41).

      Consolidated Statement of Financial Position at December 31, 2004 and 2003 (pages 42 and 43).

      Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (pages 44 and 45).

      Consolidated Statement of Stockholders' Equity at December 31, 2004, 2003 and 2002 (pages 46 through 48).

      Notes to Consolidated Financial Statements (pages 49 through 91).

    2.
    Financial statement schedules required to be filed by Item 8 of this Form:

Page	Schedule Number
19		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
20		Report of Independent Registered Public Accounting Firm.
21		Report of Independent Registered Public Accounting Firm.
S1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

        Included in this Form 10-K:

3	—	By-laws of IBM as amended through February 22, 2005.
10.1	—	Form of LTPP Buy-First Stock Option Award Agreement.
12	—	Computation of Ratio of Earnings From Continuing Operations to Fixed Charges and Earnings From Continuing Operations to Combined Fixed Charges and Preferred Stock Dividends.
13	—	IBM's 2004 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
21	—	Parents and Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm.
23.2	—	Consent of Independent Registered Public Accounting Firm.
24.1	—	Powers of Attorney.
24.2	—	Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney.
31.1	—	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Not included in this Form 10-K:

—	The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference.
—	The IBM 1999 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM 2001 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM PwCC Acquisition Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	Forms of LTPP Stock Option Award Agreement, Long-Term Incentive Program Award Agreement, and Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and are hereby incorporated by reference.
—	Board of Directors compensatory plans, as described under the caption "Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, and are hereby incorporated by reference.
—	IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference.
—	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
—	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S8, filed March 31, 2000, and is hereby incorporated by reference.
—	The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference.
—	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
—	The IBM 2003 Employees Stock Purchase Plan, as set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference.
—	The $10,000,000,000 5-Year Credit Agreement dated as of May 27, 2004, among International Business Machines Corporation, each Subsidiary Borrower, the Lenders, from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent for the Lenders, and Citibank, N.A. as syndication agent was filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2004 and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 3349475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

—	The instruments defining the rights of holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 3331732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.
—	The instruments defining the rights of holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.
—	The instrument defining the rights of holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8K/A, filed on December 6, 1996, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
—	IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, certain sections of which have been incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano) Chairman of the Board, President and Chief Executive Officer
Date: February 24, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK LOUGHRIDGE (Mark Loughridge)	Senior Vice President, Chief Financial Officer	February 24, 2005
/s/ TIMOTHY S. SHAUGHNESSY (Timothy S. Shaughnessy)	Vice President and Controller	February 24, 2005

    Cathleen Black

Kenneth I. Chenault

Juergen Dormann

Michael L. Eskew

Nannerl O. Keohane

Charles F. Knight

Minoru Makihara

Lucio A. Noto

John B. Slaughter

Joan E. Spero

Sidney Taurel

Charles M. Vest

Lorenzo H. Zambrano	Director Director Director Director Director Director Director Director Director Director Director Director Director	By:	/s/ Daniel E. O'Donnell Daniel E. O'Donnell Attorney-in-fact February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2005 appearing in the 2004 Annual Report to Shareholders of International Business Machines Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF
INTERNATIONAL BUSINESS MACHINES CORPORATION:

        We have audited the statements of assets and liabilities of the Business Consulting Services Reporting Unit (the "Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation (the "Company") as of December 31, 2004 and 2003 and the related statements of revenues and expenses (collectively, the "statements") for the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002 (not separately presented herein). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, the statements referred to above present fairly, in all material respects, the assets and liabilities of the Reporting Unit as of December 31, 2004 and 2003 and its revenues and expenses for the years ended December 31, 2004 and 2003 and for the three months ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP ERNST & YOUNG LLP
New York, New York February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF
INTERNATIONAL BUSINESS MACHINES CORPORATION

        We have examined management's assertion that the controls over the initiation and recording of revenue transactions and the recording of direct costs of the Business Consulting Services Reporting Unit ("the Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation ("IBM") are effective, as of December 31, 2004. Management is responsible for its controls over the initiation and recording of revenue transactions and the recording of direct costs of the Reporting Unit. Our responsibility is to express an opinion on management's assertion based on our examination.

        The control objectives that formed the basis for management's assertion included (1) credit checks, contract pricing, contract terms and conditions, and a valid signed contract are obtained, reviewed and approved, and non-standard contract terms and conditions are identified for review prior to revenue recognition; (2) invoices are generated based on contract terms and conditions and reviewed prior to issuance; (3) revenues and accounts receivable are monitored and appropriate adjustments are made timely; (4) costs are appropriately and timely captured by contract and business unit and reconciled with related revenues; and (5) losses on contracts are identified and appropriate provisions made based on established accounting policies.

        Our examination was conducted in accordance with attestation standards adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included obtaining an understanding of the controls over the initiation and recording of revenue transactions and the recording of direct costs of the Reporting Unit, testing and evaluating the design and operating effectiveness of those controls, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

        Our examination was limited to those controls that are applied to individual revenue transactions that are initiated within the Reporting Unit, and to those controls that are applied to the direct costs by Reporting Unit personnel. Our examination did not extend to IBM's internal control over financial reporting as it relates to applications and controls that are common to all reporting units within IBM, or to IBM entity-level controls, including those that also affect the recording of the Reporting Unit's revenues and direct costs.

        Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the controls over the initiation and recording of revenue transactions and the recording of direct costs of the Reporting Unit to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the controls may deteriorate.

        In our opinion, management's assertion that the controls over the initiation and recording of revenue transactions and the recording of direct costs of the Reporting Unit are effective as of December 31, 2004, is fairly stated in all material respects, based on the control objectives described above.

/s/ Ernst & Young LLP ERNST & YOUNG LLP
New York, New York February 22, 2005

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Writeoffs	Other (A)	Balance at End of Period
Allowance For Doubtful Accounts
2004
—Current	$1,100	$115	$296	$52	$971

—Noncurrent	$119	$14	$43	$7	$97

2003
—Current	$1,312	$158	$476	$106	$1,100

—Noncurrent	$109	$49	$39	$—	$119

2002
—Current	$984	$628	$349	$49	$1,312

—Noncurrent	$97	$45	$54	$21	$109

Allowance For Inventory Losses
2004	$721	$327	$428	$35	$655

2003	$696	$407	$442	$60	$721

2002	$726	$780	$790	$(20)	$696

Revenue Based Provisions
2004	$1,088	$5,184	$5,247	$23	$1,048

2003	$995	$4,905	$4,853	$41	$1,088

2002	$1,056	$4,281	$4,342	$—	$995

(A)
Primarily comprises currency translation adjustments.

S-1

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
(3)	Certificate of Incorporation and Bylaws
The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference
	The Bylaws of IBM as amended through February 22, 2005	3
(4)	Instruments defining the rights of security holders

The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 3349475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 3331732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference
The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference

The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibit 2 and 3 to Form 8K, filed on August 1, 1997, and is hereby incorporated by reference
The instrument defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference
The instrument defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

The IBM 1999 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.

The IBM 2001 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.

The IBM PwCC Acquisition Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.

Forms of LTPP Stock Option Award Agreement, Long-Term Incentive Program Award Agreement, and Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and are hereby incorporated by reference.*
Form of LTPP Buy-First Stock Option Award Agreement*	10.1

Board of Directors compensatory plans as described under the caption "Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, and are hereby incorporated by reference.*
The IBM Supplemental Executive Retention Plan is Exhibit VII to Form 10-K for the year ended December 31, 1999, and is hereby incorporated by reference*
The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference*
The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1996, and is hereby incorporated by reference*
The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference*
The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference*
The IBM 2003 Employees Stock Purchase Plan, set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference*

	The $10,000,000,000 5-Year Credit Agreement dated as of May 24, 2004, among International Business Machines Corporation, each Subsidiary Borrower, the Lenders from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent for the Lenders, and Citibank, N.A., as syndication agent was filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2004, and is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note t, "Earnings Per Share of Common Stock" on page 77 of IBM's 2004 Annual Report to Stockholders, and is hereby incorporated by reference
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders	13
(18)	Letter re change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(23.2)	Consent of experts	23.2
(24.1)	Powers of attorney	24.1
(24.2)	Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

*
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)
EXHIBIT INDEX