Form 10-Q
period 2005-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2005-04-26
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

The registrant has 1,613,320,501 shares of common stock outstanding at March 31, 2005.

Index

Part I - Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the three months ended March 31, 2005 and 2004

Consolidated Statement of Financial Position at March 31, 2005 and December 31, 2004

Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6. Exhibits

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollars in millions except per share amounts)	Three Months Ended March 31,
	2005	2004*
Revenue:
Global Services	$11,696	$11,024
Hardware	6,749	6,735
Software	3,551	3,466
Global Financing	580	662
Enterprise Investments/Other	332	288
Total revenue	22,908	22,175

Cost:
Global Services	8,858	8,409
Hardware	4,891	4,952
Software	482	487
Global Financing	266	261
Enterprise Investments/Other	157	174

Total cost	14,654	14,283

Gross profit	8,254	7,892

Expense and other income:
Selling, general and administrative	4,933	4,658
Research, development and engineering	1,459	1,416
Intellectual property and custom development income	(219)	(180)
Other (income) and expense	22	13
Interest expense	49	35
Total expense and other income	6,244	5,942

Income from continuing operations before income taxes	2,010	1,950
Provision for income taxes	603	586

Income from continuing operations	1,407	1,364

* Restated to include the impact of share-based compensation expense and changes to previously reported first quarter results; see Notes 2 and 3 on page 6 for additional information.

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except per share amounts)	Three Months Ended March 31,
	2005		2004*
Discontinued operations
Loss from discontinued operations	5		1
Net income	$1,402		$1,363

Earnings per share of common stock:

Assuming dilution
Continuing operations	$0.85		$0.79
Discontinued operations	0.00		0.00
Total	$0.84	**	$0.79

Basic
Continuing operations	$0.86		$0.81
Discontinued operations	0.00		0.00
Total	$0.86		$0.81

Weighted average number of common shares outstanding: (millions)

Assuming dilution	1,660.6		1,727.4

Basic	1,628.7		1,691.7

Cash dividends per common share	$0.18		$0.16

* Restated to include the impact of share-based compensation expense and changes to previously reported first quarter results; see Notes 2 and 3 on page 6 for additional information.

** Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

(Dollars in millions)	At March 31, 2005	At December 31, 2004*

Assets
Current assets:
Cash and cash equivalents	$8,637	$10,053
Marketable securities	14	517
Notes and accounts receivable — trade (net of allowances of $275 in 2005 and $277 in 2004)	9,708	10,522
Short-term financing receivable (net of allowances of $562 in 2005 and $681 in 2004)	13,333	15,801
Other accounts receivable (net of allowances of $12 in 2005 and $13 in 2004)	1,538	1,813
Inventories, at lower of average cost or net realizable value:
Finished goods	1,176	1,179
Work in process and raw materials	2,241	2,137
Total inventories	3,417	3,316
Deferred taxes	1,950	2,413
Prepaid expenses and other current assets	2,746	2,708
Total current assets	41,343	47,143

Plant, rental machines and other property	35,506	36,385
Less: Accumulated depreciation	20,798	21,210
Plant, rental machines and other property — net	14,708	15,175
Long-term financing receivable	9,799	10,950
Prepaid pension assets	21,779	20,394
Intangible assets — net	1,739	1,789
Goodwill	8,593	8,437
Investments and sundry assets	6,938	7,115

Total assets	$104,899	$111,003

* Restated to include the impact of share-based compensation expense; see Notes 2 and 3 on page 6 for additional information.

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At March 31, 2005	At December 31, 2004*

	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$3,838	$4,728
	Short-term debt	6,329	$8,099
	Accounts payable and accruals	23,655	26,959
	Total current liabilities	33,822	39,786

	Long-term debt	17,083	14,828
	Retirement and nonpension postretirement benefit obligations	15,596	15,883
	Other liabilities	8,478	8,818
	Total liabilities	74,979	79,315

	Stockholders’ equity:

	Common stock, par value $0.20 per share, and additional paid-in capital	27,296	26,673

	Shares authorized: 4,687,500,000
Shares issued:	2005 - 1,968,498,504
	2004 - 1,962,687,087

	Retained earnings	39,219	38,148

	Treasury stock - at cost	(34,432)	(31,072)
Shares:	2005 - 355,178,003
	2004 - 317,094,633

	Accumulated gains and (losses) not affecting retained earnings	(2,163)	(2,061)

	Total stockholders’ equity	29,920	31,688

	Total liabilities and stockholders’ equity	$104,899	$111,003

* Restated to include the impact of share-based compensation expense; see Notes 2 and 3 on page 6 for additional information.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2005	2004*
Cash flow from operating activities from continuing operations:
Income from continuing operations	$1,407	$1,364
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	1,032	998
Amortization of intangibles	250	239
Stock-based compensation	286	396
Gain on disposition of fixed and other assets	(8)	(71)
Changes in operating assets and liabilities	(887)	706

Net cash provided by operating activities from continuing operations	2,080	3,632

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(749)	(771)
Investment in software	(207)	(155)
Acquisition of businesses	(242)	(62)
Purchases of marketable securities and other investments	(593)	(2,181)
Proceeds from sale of marketable securities and other investments	1,111	1,462

Net cash used in investing activities from continuing operations	(680)	(1,707)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	2,430	153
Payments to settle debt	(1,649)	(148)
Short-term borrowings/(repayments) less than 90 days — net	80	(198)
Common stock transactions — net	(3,154)	(1,217)
Cash dividends paid	(294)	(271)

Net cash used in financing activities from continuing operations	(2,587)	(1,681)

Effect of exchange rate changes on cash and cash equivalents	(227)	(15)

Net cash used in discontinued operations	(2)	(69)

Net change in cash and cash equivalents	(1,416)	160

Cash and cash equivalents at January 1	10,053	7,290
Cash and cash equivalents at March 31	$8,637	$7,450

* Restated to include the impact of share-based compensation expense and changes to previously reported first quarter results; see Notes 2 and 3 on page 6 for additional information; also, reclassified to conform with 2005 presentation.

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.     In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three-month periods have been made.

2.     As discussed in Note 3 below, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter.  Due to the timing of the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the company’s subsequent adoption,  this expense was not part of the company’s management and measurement systems in the quarter.  Therefore, the results for the quarters ended March 31, 2005 and March 31, 2004 reflect the compensation charge with the exception of the segment results presented in this Form 10-Q.  Management will implement SFAS 123(R) in its management and measurement system and segment reporting going forward.

In addition, 2004 results have been restated in this Form 10-Q to reflect a subsequent event reported in IBM’s 2004 Annual Report.  See IBM’s 2004 Annual Report, “Subsequent Event”, page 12 for additional information.

3.     Effective January 1, 2005, the company adopted the provisions of SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The company elected to adopt the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

The following table shows total stock-based compensation expense (see page 8 for types of stock-based awards) included in the Consolidated Statement of Earnings:

(Dollars in millions) For the quarter ended March 31:	2005	2004

Cost	$91	$117
Selling general and administrative	165	230
Research development and engineering	30	49
Income tax benefits	(95)	(120)
Total stock-based compensation expense	$191	$276

As of March 31, 2005, $2,175 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3 years.

There were no significant capitalized stock-based compensation costs at March 31, 2005 and 2004.

As previously discussed, the company elected to adopt SFAS 123(R) under the modified retrospective application method.  The company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

The following table details the retroactive application impact of SFAS 123(R)  on previously reported results:

(Dollars in millions, except per share amounts) For the quarter ended March 31, 2004	Restated	As previously reported

Income from continuing operations before taxes	$1,950	$2,290
Income from continuing operations	$1,364	$1,603
Net income	$1,363	$1,602
Earnings per share of common stock:
Basic earnings per share from continuing operations	$0.81	$0.95
Diluted earnings per share from continuing operations	$0.79	$0.93

Net cash provided by operating activities from continuing operations	$3,632	$3,661
Net cash used in financing activities from continuing operations	$(1,681)	$(1,710)

At December 31, 2004:

Deferred taxes	$2,413	$2,229
Total current assets	$47,143	$46,970
Investment and sundry assets	$7,115	$5,468
Total assets	$111,003	$109,183

Total current liabilities	$39,786	$39,798
Other liabilities	$8,818	$8,927
Total liabilities	$79,315	$79,436

Common stock and additional paid-in capital	$26,673	$18,355
Retained earnings	$38,148	$44,525
Total stockholders’ equity	$31,688	$29,747
Total liabilities and stockholders’ equity	$111,003	$109,183

Incentive Awards

Stock-based incentive awards are provided to employees under the terms of the company’s plans (the “Plans”). The Plans are administered by the Executive Compensation and Management Resources Committee of the Board of Directors (the “Committee”). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock (units), performance share units, stock appreciation rights, cash or stock awards, or any combination thereof.  The non-management members of the IBM Board of Directors also receive stock options under a Plan (director stock option plan).

Restricted Stock Units (“RSUs”) are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a two to five year period. The fair value of the awards is determined and fixed on the grant date based on the company’s stock price.

Performance Share Units (“PSUs”) are stock awards where the number of shares ultimately received by the employee depends on company performance against specified targets and typically vest over a three year period. The fair value of each PSU is determined on the date of grant, based on the fair value of the company’s stock, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets.  The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.

Stock options are awards which allow the employee to purchase shares of the company’s stock at a fixed price.  Stock options are granted at an exercise price equal to or greater than the company stock price at the date of grant. These awards, which vest 25 percent per year, are fully vested four years from the grant date and have a contractual term of ten years.  In 2004, the company implemented a new program for equity awards for its senior executives, designed to drive improved performance and increase the ownership executives have in the company.  Under this program, the company’s top executives now receive stock options priced at a 10 percent premium to the average market price of IBM stock on the grant date.  In addition, these executives have the opportunity to receive at-the-money options by agreeing to defer a certain percentage of their annual incentive compensation into IBM equity, where it is held for three years or until retirement.  These options become 100 percent vested three years from the date of grant and have a contractual term of ten years.

The following tables summarize option activity under the Plans during the first quarter of 2005:

	WTD. AVG. EXERCISE PRICE	NO. OF SHARES UNDER OPTION	WTD. AVG. REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at December 31, 2004	$89	249,347,906
Options granted	101	11,736,944
Options exercised	39	(4,443,135)
Options canceled/expired	91	(1,854,516)
Balance at March 31, 2005	$90	254,787,199	6

Exercisable at March 31, 2005	$91	168,972,412	5

The shares under option at March 31, 2005, were in the following exercise price ranges:

	OPTIONS OUTSTANDING			OPTIONS CURRENTLY EXERCISABLE
EXERCISE PRICE RANGE	WTD. AVG. EXERCISE PRICE	NO. OF OPTIONS	AGGREGATE INTRINSIC VALUE	WTD. AVG. EXERCISE PRICE	NO. OF OPTIONS	AGGREGATE INTRINSIC VALUE
$18-$60	$48	41,712,278	$1,800,508,607	$45	35,377,563	$1,608,368,895
$61-$85	77	54,481,476	735,084,788	76	22,514,671	337,161,966
$86-$105	98	91,559,817	20,371,591	98	49,691,695	16,812,784
$106 and over	117	67,033,628	—	117	61,388,483	—
	$90	254,787,199	$2,555,964,986	$91	168,972,412	$1,962,343,645

In connection with the adoption of SFAS 123(R), the company reassessed its valuation technique and related assumptions.  The company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the company’s dividend yield. The company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of IBM stock options granted in the quarter ended March 31, 2005 and are consistent with those used in prior periods as disclosed in the footnotes to the 2004 IBM Annual Report.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the company under SFAS 123(R).

The fair value of stock option grants was estimated using a Black-Scholes valuation model with the following assumptions:

For the quarter ended March 31:	2005	2004
Option term (years)*	5	5
Volatility**	34.9%	38.6%
Risk-free interest rate (zero coupon U.S. treasury note)	4.04%	2.9%
Dividend yield	0.8%	0.7%
Weighted-average fair value per option granted	$29	$35

*      The option term is the number of years that the company estimates, based primarily on history, that options will be outstanding prior to settlement.

**   Measured using historical daily price changes of the company’s stock over the respective term of the option.

The weighted average fair value of options granted during the quarter ended March 31, 2005 declined, when compared to the corresponding quarter of the prior year.  This decrease was the result of a lower stock price on the grant date in 2005 and a greater number of premium priced stock options granted in the first quarter of 2005, which generally have a lower fair value.

Exercises of employee stock options

The total intrinsic value of options exercised during the three month periods ended March 31, 2005 and 2004, was $242 million and $311 million, respectively. The total cash received from employees as a result of employee stock option exercises for the quarters ended March 31, 2005 and 2004 was approximately $178 million and $237 million, respectively.  In connection with these exercises, the tax benefits realized by the company for the quarters ended March 31, 2005 and 2004 were $76 million and $106 million, respectively.

The company settles employee stock option exercises primarily with newly issued common shares and, occasionally, with treasury shares. Total treasury shares held at March 31, 2005 were approximately 355 million shares.

IBM Employees Stock Purchase Plan

The Company maintains an Employees Stock Purchase Plan (ESPP). The ESPP enables eligible participants to purchase full or fractional shares of IBM common stock through payroll deductions of up to 10 percent of eligible compensation. The ESPP provides for offering periods during which shares may be purchased and continues as long as shares remain available under the ESPP, unless terminated earlier at the discretion of the Board of Directors. The share price paid by an employee shall not be lower than the lesser of 85 percent of the average market price on the first business day of each offering period or 85 percent of the average market price on the last business day of each pay period. Individual ESPP participants are restricted from purchasing more than $25,000 of common stock in one calendar year or 1,000 shares in an offering period. Prior to April 1, 2005, the ESPP was compensatory.

Effective April 1, 2005, eligible participants may purchase full or fractional shares of IBM common stock under the ESPP at a five percent discount off the average market price on the day of purchase.  In accordance with the provisions of SFAS 123(R), effective April 1, 2005, the ESPP is not compensatory.

4.     The following table summarizes Net income plus gains and losses not affecting retained earnings.

(Dollars in millions)	Three Months Ended March 31,
	2005	2004
Net income	$1,402	$1,363
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(472)	(173)
Minimum pension liability adjustments	(1)	55
Net unrealized gains on marketable securities	12	28
Net unrealized gains on cash flow hedge derivatives	359	193
Total net (losses)/gains not affecting retained earnings	(102)	103
Net income plus gains and losses not affecting retained earnings	$1,300	$1,466

5.     As discussed on pages 40 and 41, the American Jobs Creation Act of 2004 (the Act) introduces a temporary incentive for the company to repatriate earnings accumulated outside the U.S.  In the fourth quarter of 2004, the company adopted the provisions of FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  According to FSP FAS 109-2, the company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The company has not yet completed its evaluation of the possible effect of the Act on its plan for repatriation of foreign earnings. Accordingly, the company has not adjusted its income tax expense or deferred tax liability as of March 31, 2005 to reflect the possible effect of the new repatriation provision.  Income tax expense, if any, associated with any repatriation under the Act will be provided in the company’s financial statements in the reporting period in which the required management and Board of Directors approvals have been completed.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The company is in the process of evaluating the expected effect of FIN 47 on its Consolidated Financial Statements.

6.     The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following table provides the total retirement-related benefit plans’ impact on income before income taxes.

(Dollars in millions) For the three months ended March 31:	2005	2004	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$456	$199	129.1%
Nonpension postretirement benefits costs	93	103	(9.7)
Total	$549	$302	81.8%

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions) Three Months Ended March 31:	U.S. Plans			Non-U.S. Plans
	2005		2004	2005	2004
Service cost	$175		$160	$180	$153
Interest cost	615		612	425	406
Expected return on plan assets	(918)		(904)	(585)	(595)
Amortization of transition assets	—		(18)	(1)	(2)
Amortization of prior service cost	15		15	17	9
Recognized actuarial losses	144		53	133	49
Net periodic pension cost/(income)—U.S. Plan and material non-U.S. Plans	31	*	(82)*	169 **	20 **
Cost of other defined benefit plans	32		34	35	34
Total net periodic pension cost/(income) for all defined benefit plans	63		(48)	204	54
Cost of defined contribution plans	103		101	86	92
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$166		$53	$290	$146

*    Represents the qualified portion of the IBM Personal Pension Plan.

**  Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2005, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount of between $361 million and $583 million.  The legally mandated minimum contribution included in the amount above for the company’s non-U.S. plans is expected to be $361 million.  In the first quarter of 2005, the company contributed approximately $86 million to its non-U.S. plans.  In addition, the company contributed $1.7 billion to the qualified portion of the IBM Personal Pension Plan (PPP) in January 2005.

The following table provides the components of the cost for the company’s nonpension postretirement benefits.

Cost of Nonpension Postretirement Benefits

(Dollars in millions)	Three Months Ended March 31,
	2005	2004

Service cost	$12	$10
Interest cost	80	88
Amortization of prior service cost	(16)	(16)
Recognized actuarial losses	6	9
Net periodic postretirement benefit cost - U.S. Plan	82	91
Cost of non-U.S. Plans	11	12
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$93	$103

The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on the company’s Consolidated Financial Statements as of or for the period ended March 31, 2005.

7.     The changes in the carrying amount of goodwill, by external reporting segment, for the quarter ended March 31, 2005, are as follows:

(Dollars in millions) Segment	Balance 12/31/04	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation and Other Adjustments	Balance 3/31/05

Global Services	$5,171	$217	$(8)	$—	$(111)	$5,269
Systems and
Technology Group	169	—	—	—	—	169
Personal Systems Group	76	—	—	—	—	76
Software	3,021	64	(4)	—	(2)	3,079
Global Financing	—	—	—	—	—	—
Enterprise Investments	—	—	—	—	—	—
Total	$8,437	$281	$(12)	$—	$(113)	$8,593

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At March 31, 2005
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Capitalized software	$1,704	$(768)	$936
Client-related	842	(368)	474
Completed technology	338	(200)	138
Strategic alliances	1 04	(52)	52
Patents/Trademarks	33	(13)	20
Other(a)	244	(125)	119
Total	$3,265	$(1,526)	$1,739

	At December 31, 2004
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Capitalized software	$1,565	$(680)	$885
Client-related	861	(335)	526
Completed technology	364	(206)	158
Strategic alliances	104	(47)	57
Patents/Trademarks	33	(11)	22
Other(a)	247	(106)	141
Total	$3,174	$(1,385)	$1,789

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

The net carrying amount of intangible assets decreased $50 million during the first quarter of 2005, primarily due to the amortization of acquired intangibles, partially offset by increases in capitalized software.  The aggregate intangible amortization expense was $250 million and $239 million for the quarters ended March 31, 2005 and 2004, respectively.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2005:

2005 (for Q2-Q4)	$688 million
2006	$534 million
2007	$312 million
2008	$98 million
2009	$70 million

8.     During the three months ended March 31, 2005, the company completed 3 acquisitions at an aggregate cost of $320 million. The acquisitions were Corio, Inc. (Corio) for $211 million, SRD for $69 million and Equitant for $40 million.

Corio is a publicly-held enterprise application service provider that delivers best-of-breed enterprise applications over a secure global network for a fixed monthly fee.  The acquisition strengthens the company’s application services offerings and helps companies manage rising costs, increasing complexity and regulatory compliance issues as they implement and manage enterprise software in today’s environment.

SRD is a privately-held provider of analytics software that increases business insight by delivering an accurate view into individuals and business relationships in near real-time.

Equitant is a business transformation outsourcing provider that focuses on the management and optimization of the order-to-cash cycle for large global companies.  The acquisition enables the company to build additional capabilities to address opportunities in the Business Performance Transformation Services marketplace.

Purchase price consideration was paid primarily in cash and includes certain amounts subject to holdbacks that expire with the passage of time.  These acquisitions are disclosed in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below presents the purchase price related to the acquisitions and purchase price allocations as of March 31, 2005:

(Dollars in millions)	Amortization Life (yrs.)	Purchase Price
Current assets		$50
Fixed assets/non-current		18
Intangible assets:
Goodwill	N/A	281
Completed technology	3	9
Client relationships	5	1
Total assets acquired		359
Current liabilities		(25)
Non-current liabilities		(14)
Total liabilities assumed		(39)
Total purchase price		$320

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes.  The overall weighted-average life of the identified amortizable intangible assets acquired is 3.2 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.  Goodwill of $281 million has been assigned to the Software ($64 million) and Global Services ($217 million) segments.

9.     The tables on pages 57 and 58 of this Form 10-Q reflect the results of the company’s segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

The individual segment results do not include the effect of the adoption of SFAS No. 123(R), “Share-Based Payment.”  The impact of this change is shown in the reconciliation to IBM as Reported on page 57.

On April 20, 2005, the company announced that the Printing Systems Division and Retail Store Solutions (divisions of the Personal Systems Group segment) will become part of the Systems and Technology Group.

The segment information, on pages 57 and 58, for the quarters ended March 31, 2005 and March 31, 2004 does not include this organizational change.  In this Form 10-Q, these units are reported as part of the company's Personal Systems Group, consistent with the company's measurement and management system in the quarters reported.

10.   The following table provides the liability balances for actions taken in the second-quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources, fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business, the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, actions in 1999, and actions that took place through 1993.

(Dollars in millions)	Liability as of 12/31/2004	Payments	Other Adj. *	Liability as of 3/31/2005

Current:
Workforce	$139	$35	$18	$122
Space	86	20	10	76
Other	9	2	—	7
Total	$234	$57	$28	$205
Non-current:
Workforce	$543	$—	$(39)	$504
Space	244	—	(19)	225
Total	$787	$—	$(58)	$729

* The other adjustments column in the table above includes the reclassification of non-current to current as well as foreign currency translation adjustments.  In addition, net adjustments of approximately $7 million were made in the first quarter of 2005 to reduce previously recorded liabilities.  These net adjustments were for changes in the estimated cost of employee terminations and vacant space for the 2002 actions ($6 million), and actions prior to 1999 ($1 million).  Of the $7 million of net adjustments,  $8 million credit is included in Other (income) and expense and a $1 million debit is included in Selling, general and administrative expense in the Consolidated Statement of Earnings.

11.   The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, securities, and environmental matters. The following is a discussion of some of the more significant legal matters involving the company.

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that the company ‘s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 29, 2004, the company announced that IBM and plaintiffs agreed in principle to resolve certain claims in the litigation. Under the terms of the agreement, plaintiffs will receive an incremental pension benefit in exchange for the settlement of some claims, and a stipulated remedy on remaining claims if plaintiffs prevail on appeal. Under the terms of the settlement, the judge will issue no further rulings on remedies. This settlement, together with a previous settlement of a claim referred to as the partial plan termination claim resulted in the company taking a one-time charge of $320 million in the third quarter of 2004.

This agreement ends the litigation on all claims except the two claims associated with IBM’s cash balance formula. The company will appeal the rulings on these claims. The company continues to believe that its pension plan formulas are fair and legal. The company has reached this agreement in the interest of the business and the company shareholders, and to allow for a review of its cash balance formula by the Court of Appeals. The company continues to believe it is likely to be successful on appeal.

The agreement stipulates that if the company is not successful on appeal of the two remaining claims, the agreed remedy will be increased by up to $1.4 billion — $780 million for the claim that the company’s cash balance formula is age discriminatory, and $620 million for the claim that the method used to establish opening account balances during the 1999 conversion discriminated on the basis of age (referred to as the “always cash balance “ claim). The maximum additional liability the company could face in this case if it is not successful on appeal is therefore capped at $1.4 billion.

In the coming months, class members will receive formal notice of the settlement and the judge will hold a fairness hearing. Once the settlement is approved, IBM will appeal the liability rulings for the cash balance claims. As a result, the entire process could take up to 2 years before reaching final conclusion.

On March 21, 2005, the company and the Compuware Corporation entered into a business relationship as part of an agreement that settled all outstanding litigation matters between the parties. Under this relationship, the company will, over a four year period, license $140 million of software and offer to procure $260 million of selected services from Compuware to be used in the company’s Global Services business.  In the fourth quarter of 2004, the company established a provision for this suit, which fully covers the company’s remaining liability under this settlement agreement with respect to the software commitment.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group. The company removed the case to Federal Court in Utah. Plaintiff is successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and contribution of unspecified code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, patent infringement, promissory estoppel and copyright infringement. Trial was scheduled for November 1, 2005 but the scheduling order has been suspended and is under revision.

On June 2, 2003 the company announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC). The SEC is seeking information relating to revenue recognition in 2000 and 2001 primarily concerning certain types of client transactions. The company believes that the investigation arises from a separate investigation by the SEC of Dollar General Corporation, a client of the company’s Retail Stores Solutions unit, which markets and sells point of sale products.

On January 8, 2004, the company announced that it received a “Wells Notice” from the staff of the SEC in connection with the staff’s investigation of Dollar General Corporation, which as noted above, is a client of the company’s Retail Stores Solutions unit. It is the company’s understanding that an employee in the company’s Sales & Distribution unit also received a Wells Notice from the SEC in connection with this matter. The Wells Notice notifies the company that the SEC staff is considering recommending that the SEC bring a civil action against the company for possible violations of the U.S. securities laws relating to Dollar General’s accounting for a specific transaction, by participating in and aiding and abetting Dollar General’s misstatement of its 2000 results. In that transaction, the company paid Dollar General $11 million for certain used equipment as part of a sale of IBM replacement equipment in Dollar General’s 2000 fourth fiscal quarter. Under the SEC’s procedures, the company responded to the SEC staff regarding whether any action should be brought against the company by the SEC. The separate SEC investigation noted above, relating to the recognition of revenue by the company in 2000 and 2001 primarily concerning certain types of client transactions, is not the subject of this Wells Notice.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea, and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. IBM Korea has been debarred from doing business directly with certain government controlled entities in Korea. The orders, imposed at different times, cover a period of no more than a year from the date of issuance. The orders do not prohibit IBM Korea from selling products and services to business partners who sell to government controlled entities in Korea. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

The company is party to, or otherwise involved in, proceedings brought by U.S. federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or laws similar to CERCLA. Such statutes require potentially responsible parties to participate in remediation activities regardless of fault or ownership of sites. The company is also conducting environmental investigations or remediations at or in the vicinity of several current or former operating sites pursuant to permits, administrative orders or agreements with state environmental agencies, and is involved in lawsuits and claims concerning certain current or former operating sites.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the three months ended March 31, 2005, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations, or cash flow will depend on a number of variables, including the timing and amount of such losses or damages, the structure and type of any such remedies, the significance of the impact any such losses, damages or remedies may have on the company’s Consolidated Financial Statements, and the unique facts and circumstances of the particular matter which may give rise to additional factors.

12.   The company’s extended lines of credit include unused amounts of $3,160 million and $2,714 million at March 31, 2005 and December 31, 2004, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $1,902 million and $1,686 million at March 31, 2005 and December 31, 200 4, respectively.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements did not have a material effect on the company’s business, financial condition or results of operations.  The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations.

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $55 million and $58 million at March 31, 2005 and December 31, 2004, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2005	2004
Balance at January 1	$944	$780
Current period accruals	219	205
Accrual adjustments to reflect actual experience	6	28
Charges incurred	(223)	(207)
Balance at March 31	$946	$806

The increase in the balance was primarily driven by increased warranty activity associated with personal computers due to increased sales volumes throughout 2004 and the first quarter of 2005.

13.   Subsequent Events:

On April 26, 2005, the company announced that the Board of Directors approved an increase in the quarterly dividend of 11.1 percent from $0.18 to $0.20 per common share.  The dividend is payable June 10, 2005, to shareholders of record on May 10, 2005.

On April 26, 2005, the company announced that the Board of Directors authorized the company to repurchase up to an additional $5.0 billion of IBM common shares.  The company plans to repurchase the shares in the open market or in private transactions from time to time, based on market conditions.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2005*

Snapshot

(Dollars in millions except per share amounts) Three months ended March 31:	2005	2004**	Yr. To Yr. Percent/ Margin Change
Revenue	$22,908	$22,175	3.3	%+
Gross profit margin	36.0%	35.6%	0.4	pts.
Total expense and other income	$6,244	$5,942	5.1%
Total expense and other income to revenue ratio	27.3%	26.8%	0.5	pts
Provision for income taxes	$603	$586	2.8%
Income from continuing operations	$1,407	$1,364	3.2%
Earnings per share from continuing operations:
Assuming dilution	$0.85	$0.79	7.6%
Basic	$0.86	$0.81	6.2%
Weighted average shares outstanding:
Assuming dilution	1,660.6	1,727.4	(3.9%	)
Basic	1,628.7	1,691.7	(3.7%	)

	3/31/05	12/31/04**
Assets	$104,899	$111,003	(5.5%	)
Liabilities	$74,979	$79,315	(5.5%	)
Equity	$29,920	$31,688	(5.6%	)

* The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  Loss from Discontinued Operations for the three-months ended March 31, 2005 and 2004 was $5 million and $1 million, respectively.

** Restated to include the impact of share-based compensation expense.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the first quarter of 2005, the U.S. dollar was generally weaker against other currencies compared to the first quarter of 2004, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

+  0.7 percent adjusting for currency

Total revenue increased 3 percent as reported, 1 percent adjusting for currency.  Pre-tax income was $2 billion, up 3 percent versus the first quarter of 2004.  Diluted earnings per share from continuing operations of $0.85 was an 8 percent improvement year-to-year.  Diluted earnings per share included an incremental $0.10 impact related to equity compensation, based on the company’s implementation in the first quarter of SFAS 123(R), compared to $0.14 in the first quarter of 2004.

The first quarter of 2005 had a strong start but did not play out as the company expected.  The company experienced a significant drop-off in March when monthly revenue declined versus March 2004.  Given the skew of business within the quarter, the March shortfall significantly impacted the first quarter’s overall growth rate and profitability.

There were some specific items that impacted the results:

•                  First, the company's Global Services segment did not meet expectations in the quarter.  Contributing to the shortfall was a decline in short-term signings, that impacted not only the total reported signings, but also the company’s revenue and profit.

•                  Second, the company experienced an elongated sales cycle in a few of its product areas due to both sales execution and customer deferrals.  The company always has transactions that don’t close, however more than a normal level of transactions slipped this quarter.

•                  Third, while the company had good customer acceptance of its new storage products, the company’s results were impacted by late product availability.

This quarter, the business fell off very late in the period, and while the company was able to take some actions to improve performance, it was not able to deliver to the level that it had planned.

To put this in perspective:

•                  The annuity-like stream of revenue and profit provided stability, even when the transaction business fell off.

•                  The company’s products remained extremely competitive.

•                  The company is taking actions to address the issues and improve its overall performance.

The gross profit margin was 36.0 percent, an improvement of 0.4 points versus the prior year.  Total expense and other income increased primarily due to increased expense for retirement-related plans and currency impact.  The ratio of Total expense and other income to revenue increased by 0.5 points.

The company’s effective tax rate for the first three months of 2005 and 2004 was 30.0 percent and 30.1 percent, respectively.

Assets declined $6.1 billion, primarily driven by a reduction in receivables of $4.7 billion related to the collection of higher year-end revenue amounts.

Cash and cash equivalents declined $1.4 billion, driven by the company’s U.S. pension plan contribution of $1.7 billion in January 2005.

Global Services signings were $10.0 billion for the quarter, down 4.5 percent compared to the first quarter of 2004.  The estimated Global Services backlog ended at $110 billion, versus an estimated backlog of $111 billion at December 31, 2004.

Quarter in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency

Statement of Earnings Revenue Presentation:
Global Services	$11,696	$11,024	6.1%	3.3%
Hardware	6,749	6,735	0.2	(2.1)
Software	3,551	3,466	2.4	(0.3)
Global Financing	580	662	(12.5)	(14.6)
Enterprise Investments/Other	332	288	15.2	11.8
Total	$22,908	$22,175	3.3%	0.7%

(Dollars in millions) For the period ended March 31:	2005	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency

Industry Sector**:
Financial Services	$5,723	$5,507	3.9%	1.0%
Public	3,369	3,253	3.6	1.1
Industrial	2,997	3,042	(1.5)	(4.2)
Distribution	2,186	2,086	4.8	2.1
Communications	2,085	2,063	1.1	(1.3)
Small & Medium	5,110	4,769	7.2	4.3
OEM	691	671	2.9	2.8
Other	747	784	(4.7)	(6.7)
Total	$22,908	$22,175	3.3%	0.7%

*            Reclassified to conform with 2005 presentation.

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

(Dollars in millions) For the period ended March 31:	2005	2004	Yr.to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency

Geographies:
Americas	$9,297	$9,097	2.2%	1.2%
Europe/Middle East/Africa	7,734	7,251	6.7	1.8
Asia Pacific	5,186	5,156	0.6	(2.1)
OEM	691	671	2.9	2.8
Total	$22,908	$22,175	3.3%	0.7%

Revenue from four of the five industry sectors, as well as Small and Medium Business increased in the first quarter of 2005 when compared to the first quarter of 2004, on an as-reported basis, reflecting the company’s continuing go-to-market strategy of designing industry and client-specific solutions.  Revenue from Small & Medium Business led the growth in the first quarter, with growth in all geographies.  The Financial Services sector growth was primarily driven by growth in Banking (6 percent), while the Public sector revenue growth was primarily driven by Health (15 percent) and Government in the Americas (3 percent).  The Communications sector revenue increase was driven by increased revenue in Telecommunications (4 percent), while the Distribution sector revenue growth was driven by Travel and Transportation (16 percent).

Revenue increased slightly in all geographies, except Asia Pacific, after adjusting for currency.  There were four major countries that had revenue declines after adjusting for currency. Japan declined 4 percent, Germany 8 percent, France 3 percent and Italy 7 percent. Together these countries represent over a quarter of the company’s revenue, and they were down 5 percent in the quarter.

These four countries are all facing economic challenges, and spending has lagged other countries.  In light of this environment, the company has been looking at its structure and operating model to ensure that it serves its clients in the most efficient and effective way possible.  This includes reexamining its operations and organizational structure in Europe. This activity created some sales execution disruption toward the end of the quarter.

Helping to offset these challenges is the company’s continued pattern of revenue growth in emerging countries.  China (6 percent), Russia (33 percent), India (45 percent) and Brazil (24 percent) together grew 18 percent in the first quarter to over $1 billion.  The company will continue to shift investments to these areas to better address these important markets.

Global Services revenue increased 6.1 percent year-to-year; however, contrary to the trend the company saw in the second half of 2004, short-term signings declined more rapidly than long-term signings, which resulted in a deceleration in the revenue growth rate from 2004 quarterly periods.

Revenue was essentially flat for Hardware as pSeries server revenue grew 11.6 percent, xSeries revenue growth decelerated to 8.2 percent and iSeries server revenue returned to growth increasing 0.8 percent.  Storage products revenue increased 5.1 percent despite late availability of the company’s new products.  These increases were offset by an expected decline in zSeries server revenue, following a strong first half of 2004, and lower personal computer revenue which was impacted by the pending sale of this business to Lenovo Group.

Software revenue increased 2.4 percent as results were consistent with the company’s performance in the second half of 2004.  Total Middleware software increased 2.9 percent, driven by strong growth in many of the company’s strategic offerings.  Operating Systems products declined 2.2 percent.

Global Financing revenue declined in the first quarter of 2005 versus the first quarter of 2004 primarily due to a decline in the income-generating asset base and lower external used equipment sales.  See pages 43 to 49 for additional information regarding Global Financing results.

The following table presents each segment’s revenue as a percentage of the company’s total:

For the period ended March 31:	2005	2004
Global Services	51.1%	49.7%
Hardware	29.5	30.4
Software	15.5	15.6
Global Financing	2.5	3.0
Enterprise Investments/Other	1.4	1.3
Total	100.0%	100.0%

Gross Profit

For the period ended March 31:	2005	2004	Yr. To Yr Change

Gross Profit Margin:
Global Services	24.3%	23.7%	0.6 pts.
Hardware	27.5	26.5	1.0
Software	86.4	8 5.9	0.5
Global Financing	54.2	60.5	(6.3)
Enterprise Investments/Other	52.5	39.5	13.0
Total	36.0%	35.6%	0.4pts.

The increase in  Hardware gross profit margin was due to year-to-year manufacturing yield improvements in the Microelectronics business and continued focus on cost in personal computers, offsetting a decline in Storage Systems.  The increase in Software gross profit margin was primarily driven by the growth in Software revenue and the positive impact from currency.  The decrease in Global Financing gross profit margin was primarily due to declining financing margins as a result of declining asset yields, as well as a change in mix away from higher margin financing income and towards lower margin used equipment sales.  In addition, an increase in retirement-related plan costs of approximately $159 million compared to the first quarter of 2004 impacted the overall gross profit margin, partially offset by lower equity compensation costs ($26 million).

Expense

The Total expense and other income to revenue ratio increased 0.5 points to 27.3 percent in the first quarter of 2005 versus the first quarter of 2004.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions) For the period ended March 31:	2005	2004		Yr. To Yr. Percent Change
Selling, general and administrative expense:
Selling, general and administrative - base	$4,548	$4,181		8.8%
Advertising and promotional expense	325	311	*	4.5
Workforce reductions - ongoing	94	163		(42.3)
Bad debt expense	(34)	3		nm
Total	$4,933	$4,658		5.9%

* Reclassified to conform with 2005 presentation.

nm - not meaningful

Total Selling, general and administrative (SG&A) expense increased 5.9 percent (4 percent adjusting for currency) in the first quarter of 2005 primarily due to increased expense for retirement-related plans ($64 million), effects of currency ($90 million) and increased salaries and sales commissions ($120 million). These increases were partially offset by reduced expense associated with ongoing workforce reduction actions and lower Bad debt expense primarily due to lower reserve requirements associated with improved economic conditions and improved credit quality, as well as the lower asset base of the Global Financing receivable portfolio (see pages 46 and 47).  In addition, equity compensation expense decreased $65 million in first quarter of 2005 versus the first quarter of 2004.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2005	2004	Change
Other (income) and expense:
Foreign currency transaction losses	$81	$112	(27.7)%
Interest income	(57)	(39)	46.2
Net gains from securities and investment assets	(3)	(4)	(25.0)
Net realized (gains)/losses from certain real estate activities	1	(4)	nm
Other	—	(52)	nm
Total	$22	$13	71.3%

nm - not meaningful

Other (income) and expense increased in the first quarter 2005 versus the first quarter of 2004.  The increase was primarily a result of gains on asset sales, as well as adjustments associated with previously recorded vacant space actions recorded in the first quarter of 2004, with no corresponding activity in the first quarter of 2005.  This increase in expense was partially offset by lower foreign currency transaction losses and increased interest income in the first quarter of 2005 versus 2004.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2005	2004	Change
Research, development and engineering:
Total	$1,459	$1,416	3.0%

Research, development and engineering expense increased in the first quarter of 2005 versus the first quarter of 2004 primarily due to increased spending in the Systems and Technology Group for server and storage products (approximately $60 million),  partially offset by lower spending in Microelectronics ($22 million) as well as increased spending in Software (approximately $27 million).  In addition, retirement-related plans expense increased by $24 million, partially offset by a decrease in equity compensation expense of $19 million.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2005	2004	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$34	$22	54.5%
Licensing/royalty-based fees	106	90	17.8
Custom development income	79	68	16.2
Total	$219	$180	21.9%

Intellectual Property and Custom Development Income increased across all categories in the first quarter of 2005 versus the same period of 2004.  The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.  There were no significant IP transactions in the quarter.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2005	2004	Change

Interest expense:
Total	$49	$35	40.0%

The increase in Interest expense was primarily due to higher interest rates and higher average non-Global Financing debt in the first quarter of 2005 versus first quarter of 2004.

Interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See page 48 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2005	2004	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$456	$199	129.1%
Nonpension postretirement benefits costs	93	103	(9.7)
Total	$549	$302	81.8%

Included in the amounts above, the company had costs of approximately $267 million and $6 million associated with its defined benefit pension plans for the quarter ended March 31, 2005 and 2004, respectively.  This increase was driven by several factors including changes in the U.S. and non-U.S. discount rate assumptions, changes in the non-U.S. expected long-term return on asset assumptions, and recognition of previously deferred pension costs in accordance with SFAS 87, “Employers’ Accounting for Pensions,” partially offset by the company’s contributions.  The year-to-year increase impacted gross profit, SG&A expense and RD&E expense by approximately $159 million, $64 million and $24 million, respectively.

Provision for Income Taxes

The effective tax rate for the first three months of 2005 and 2004 was 30.0 percent and 30.1 percent, respectively.

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for the company to repatriate earnings accumulated outside the U.S. by allowing the company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In order to benefit from this incentive, the company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the chief executive officer and board of directors.  The company has commenced an evaluation of the possible effects of the Act’s repatriation provision and expects to complete this evaluation within a reasonable period of time following the issuance of additional clarifying language and guidance from Congress and the Treasury Department on key elements of the repatriation provision. It is reasonably possible that the company may repatriate up to approximately $8 billion of the undistributed earnings under the Act and the corresponding income tax expense may be as much as approximately $550 million. The resulting income tax expense, if any, will be provided in the company’s financial statements in the quarter in which the evaluation and approvals have been completed.

Weighted-Average Common Shares

For the period ended March 31:	2005	2004	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$0.85	$0.79	7.6%
Basic	$0.86	$0.81	6.2

Weighted-average shares outstanding: (in millions)
Assuming dilution	1, 660.6	1,727.4	(3.9)%
Basic	1,628.7	1,691.7	(3.7)

The amount of shares actually outstanding at March 31, 2005 was 1,613.3 million.

The weighted average number of common shares outstanding assuming dilution was lower by 66.8 million in the first quarter of 2005 compared to the first quarter of 2004, primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the first quarter 2005 versus first quarter 2004 external segment results. The external segment results do not include the effect of the company’s implementation of SFAS 123(R) in the first quarter of 2005 as discussed on pages 31 to 35.

Global Services

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent Change

Global Services Revenue:	$11,696	$11,024	6.1%
Strategic Outsourcing	$5,004	$4,616	8.4
Business Consulting	3,442	3,286	4.7
Integrated Technology	1,801	1,699	6.0
Maintenance	1,449	1,423	1.9

Global Services revenue increased 6.1 percent (3 percent adjusting for currency) in the first quarter of 2005 versus the first quarter of 2004.  Strategic Outsourcing (SO) continued its trend of double digit revenue growth in EMEA and also had growth in Asia Pacific.  The Americas declined, reflecting the cumulative effect of lower signings.  The company over the past couple of quarters has been able to maintain acceptable revenue growth while signings were declining, due primarily to increases in yield and scope expansion in existing contracts.

This quarter, many of the signings were late in the quarter, and the company had a higher percentage of its total signings come from extensions to existing contracts.  While these extensions are positive for client satisfaction and drive revenue over future periods, they didn’t contribute to the company’s current period revenue.

Although the company’s SO yields continued to increase year-to-year, the increase was not sufficient to offset the impact from short-term signings.

Business Consulting Services (BCS) revenue increased with double digit growth in the Americas offset by a decline in Asia Pacific.  In Consulting and Systems Integration, the company had modest signings growth in the Americas and EMEA, and signing declines in Asia Pacific, driven primarily by weakness in Japan.  Revenue was impacted in the quarter by signing delays in Asia, and yield declines in EMEA.

Integrated Technology Services (ITS) revenue grew in the quarter, but it is more dependent upon signings in the quarter.  ITS signings were flat to down across all geographies, due to weakness in small transactions.

Business Transformation Outsourcing (BTO) signings nearly doubled year-to-year, and continued to show strong revenue growth year-to-year.

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent/ Margin Change
Global Services:
Gross profit	$2,920	$2,717	7.5%
Gross profit margin	25.0%	24.6%	0.4 pts.

Global Services gross profit dollars and margin increased primarily due to the corresponding increase in revenue.

Hardware

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent Change
Hardware Revenue:	$6,608	$6,602	0.1%

Systems and Technology Group	$3,869	$3,776	2.5%
z Series			(15.6)
i Series			0.8
p Series			11.6
x Series			8.2
Storage Systems			5.1
Microelectronics			2.3
Engineering and Technology Services			55.7
Personal Systems Group	2,739	2,826	(3.1)
Personal Computers			(2.4)
Retail Store Solutions			(10.9)
Printer Systems			(3.9)

Systems and Technology Group revenue increased 2.5 percent (flat when adjusted for currency) in the first quarter of 2005 versus the first quarter of 2004.  The pSeries server revenue increased with growth in all geographies. The company expects that when external share results are reported, pSeries will again grow share in the UNIX market. xSeries growth decelerated to 8.2 percent year over year.  xSeries had double-digit growth in both the Americas and Asia.  Competitive pricing pressure was especially strong in Europe, contributing to modest revenue declines.  This was compounded by a product transition in xSeries high-end servers, which were not available until late in the quarter.  xSeries’ momentum in Blades, the fastest growing server platform, remained strong with revenue growth of nearly 90 percent year-to-year.  iSeries server returned to modest revenue growth after several quarters of product transition driven decline. zSeries revenue declined, which was expected, following strong performance in 2004.  MIPS (millions of instructions per second) shipments decreased by 11 percent.  zSeries experienced weakness in Europe and Japan as customers delayed a number of sizable transactions. Total Storage revenue increased  as enterprise disk grew over 20 percent, tape improved 3 percent and SAN declined.  The company’s new disk products, the DS8000 and DS6000, began volume shipments late in the quarter and have been well received by clients.  When data becomes available the company believes it will have gained share in the external disk and tape markets.  The storage product transition impacted the company’s profitability.  Before the new products were available, in order to meet client demand the company substituted predecessor product at steep discounts, significantly impacting the margin.  The new products will be available for the entire second quarter, and the company expects to return to more normal profit levels.  Microelectronics revenue increased and yield stability continues to improve in the company’s East Fishkill fab.  Engineering & Technology Services (E&TS) revenue grew over 55 percent year-to-year.  This business unit enables customers to leverage the company’s design skills, know-how, and technical capabilities to meet their needs.

Personal Systems Group revenue declined driven by desktops, as the overall personal computer business was impacted by the pending sale of this business.  The company remains on track to close the sale of its Personal Computer business to Lenovo in the second quarter.

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent/ Margin Change

Hardware:
Gross profit	$1,967	$1,904	3.3%
Gross profit margin	29.8%	28.8%	1.0 pts.

The increase in gross profit dollars was primarily driven by improved year-to-year margins in Microelectronics and personal computers, offsetting a margin decline in Storage Systems driven by product discounting as described above.  Microelectronics improvement was driven by improved manufacturing yields versus the first quarter of 2004 and the personal computer improvement was a result of a continued focus on cost management.

Overall Hardware margin improved 1.0 points versus 2004.  The improvements in Microelectronics and personal computers contributed 1.1 points and 0.9 points, respectively, to the overall margin improvement.  These improvements were partially offset by the lower margins in Storage Systems and reduced zSeries volumes which impacted the overall margin by 0.6 points and 0.4 points, respectively.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 26 (and derived from page one) primarily relate to the impact of certain hedging transactions  (see Anticipated Royalties and Cost Transactions on page 66 of the IBM 2004 Annual Report). The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring the segment’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent Change

Software Revenue:	$3,551	$3,466	2.4%
Middleware	$2,795	$2,716	2.9%
WebSphere Family			11.0
Information Management			5.1
Lotus			10.8
Tivoli			14.9
Rational			0.0
Other Middleware			(3.5)
Operating Systems	590	604	(2.2)
Other	166	146	12.6

Software revenue increased 2.4 percent (essentially flat adjusting for currency) in the first quarter of 2005 versus the first quarter of 2004.  Software demand was mixed by geography, with strength in the Americas offset by weakness in Europe and Asia.  In the quarter, the company had a more pronounced mix to small transactions.

The WebSphere family of software offerings revenue increased as clients focused on higher function products such as WebSphere Portal software (17 percent) and WebSphere Application Server software (14 percent).  Information Management software revenue increased driven by DB2 database family which grew 9 percent year-to-year.  The company announced two significant acquisitions in its Information Management business in the first quarter.  In January, the company acquired SRD, whose technology provides fraud detection and business intelligence capabilities.  In March, the company announced the intent to acquire Ascential Software, a leader in enterprise data integration, which is expected to complement the company’s DB2 and WebSphere products for integrating applications and business information.  Tivoli software increased driven by strong growth in security (19 percent), storage (14 percent) and systems management (16 percent).  Lotus software increased driven by Notes/Domino growth of 13 percent and continued acceptance of the company’s Workplace product.  Rational software was flat with growth in Americas and Asia offset by declines in Europe.

Revenue from Other Middleware products, including traditional host software products such as AIM tools and Other Storage and Printer software, declined in the first quarter of 2005 versus the first quarter of 2004.

Operating systems software revenue decreased driven by revenue declines in zSeries and pSeries, partially offset by increases in iSeries and xSeries revenue.

(Dollars in millions) For the period ended March 31:	2005	2004	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$3,071	$2,982	3.0%
Gross Profit Margin	86.5%	86.0%	0.5 pts.

The increase in Software gross profit dollars and gross profit margin was primarily driven by growth in Software revenue and the positive impact of currency.

Global Financing

See pages 43 and 44 for a discussion of Global financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments increased 5.9 percent (2 percent adjusting for currency) in the first quarter of 2005 versus the first quarter of 2004.  The increase was attributable to demand for product life-cycle management software primarily in Small & Medium Business.

Gross profit dollars increased 13.3 percent and gross profit margin increased 3.0 points to 46.4 percent in the first quarter of 2005 versus the first quarter of 2004.  The increase in gross profit dollars was driven by increased software revenue and an increased gross profit margin for software driven by lower vendor costs.

Business Performance Transformation Services

Business Performance Transformation Services, or BPTS, continues to gain traction and is a major growth opportunity that the company launched nearly a year ago.  The company’s objective is to capture opportunities that lie beyond what enterprises have traditionally spent on information technology products and services.  The company sees strong demand in BPTS as clients look for strategic partners in the marketplace for business services.

In the quarter, BPTS revenue was almost $900 million, up 40 percent year-to-year.  The revenue growth was led by Business Transformation Outsourcing, which also had signings growth of almost 90 percent over last year.  The company closed a significant new deal in which the client was looking for a strategic partner not only to redesign processes like payroll and benefits, but also to transform human capital management in areas like recruiting and training.  The company also signed two other major HR BTO agreements.  One was the company’s first large HR win in Latin America, and the other leverages the company’s own e-learning assets.  In Asia, the company signed its first BTO deal focused exclusively on transforming and operating a client’s sales operation.

The company’s Engineering and Technology Services business takes IBM assets and expertise and applies them to transform a client’s engineering or R&D capability.  This quarter the company had about $200 million of signings in E&TS, a significant increase over last year.

These signings included the company’s largest telematics engagement ever.  The company also made a significant announcement centered around the Cell microprocessor.  The company’s engineers will now develop for other companies “made to order” products which incorporate the revolutionary technology, helping clients that range from government agencies to device manufacturers solve their most challenging technical problems.

The company is encouraged by its progress, and is continuing to invest to build capabilities to address the BPTS opportunities.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 36 to 38 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 43 through 49. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

(Dollars in millions)	At March 31, 2005	At December 31, 2004

Current assets	$41,343	$47,143
Current liabilities	33,822	39,786
Working capital	$7,521	$7,357

Current ratio	1.22:1	1.18:1

Current assets decreased $5,800 million due to declines of: $3,557 million in short-term receivables mainly due to collection of typically higher year-end revenue volumes; $621 million due to the effects of currency from short-term receivables; and $1,919 million in Cash and cash equivalents and Marketable securities due to pension funding, share repurchase, and variable compensation requirements in the quarter (see Cash Flow analysis on page 37).

Current liabilities decreased $5,964 million due to declines of: $3,304 million in Accounts payable and accruals; and $890 million in Taxes payable– both resulting from declines in these balances from typically higher year-end levels; $585 million due to the effects of currency from accounts payable and Taxes payable; and $1,770 million in short-term debt which was driven by the settlement of instruments that matured in the first quarter of 2005.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 43 through 49.

Cash Flow

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
Net cash provided by/(used in) continuing operations:
Operating activities	$2,080	$3,632
Investing activities	(680)	(1,707)
Financing activities	(2,587)	(1,681)
Effect of exchange rate changes on cash and cash equivalents	(227)	(15)
Net cash used in discontinued operations	(2)	(69)
Net change in cash and cash equivalents	$(1,416)	$160

The decrease in net cash provided by operating activities for the first quarter of 2005 as compared to the first quarter of 2004 was driven by the $1.7 billion funding of the PPP in January 2005.

The decrease in net cash flows used in investing activities was attributable to lower net marketable securities and other investments of approximately $1.2 billion due primarily to the other cash requirements in the quarter discussed on page 36.

The increase in the net cash flows used in financing activities was primarily the result of increased stock repurchases in the first quarter of 2005 compared with the same period of 2004, partially offset by $1.1 billion in net new debt issuances.

Non-Current Assets and Liabilities

(Dollars in millions)	A t March 31, 2005	At December 31, 2004
Non-current assets	$63,556	$63,860
Long-term debt	17,083	14,828
Non-current liabilities (excluding debt)	24,074	24,701

The decrease in Non-current assets was due to a $1,151 million decrease in long-term financing receivables (see pages 46 and 47) and a $467 million decrease in Plant, rental machine and other property-net, approximately half of which was driven by the effects of currency.  These declines were partially offset by a $1,385 million increase in Prepaid pension assets due to the $1.7 billion funding of the PPP.

Long-term debt increased $2,255 million due to new debt issuances in the first quarter of 2005.  The company continually monitors interest rates and manages its short and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $627 million due to decreases of $287 million in Retirement and nonpension postretirement obligations and $340 million in other liabilities.  These declines were primarily due to the effect of currency.

Debt

The company’s funding requirements are also continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At March 31, 2005	At December 31, 2004

Total company debt	$23,412	$22,927
Non-global financing debt*	$1,505	$607
Non-global financing debt/capitalization	5.3%	2.2%

*  Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 44.

The non-global financing debt-to-capitalization ratio of 5.3 percent is within the company’s target range.

Equity

Stockholders’ equity decreased $1,768 million from December 31, 2004, primarily due to the company’s ongoing stock repurchase program, partially offset by an increase in retained earnings driven by net income.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2004 IBM Annual Report on page 17.

•                  Economic environment and corporate IT spending budgets

•                  Internal business transformation and efficiency initiatives

•                  Innovation initiatives

•                  Open standards

•                  Emerging business opportunities

As previously discussed, the first quarter of 2005 did not play out as the company expected. The company is reviewing targeted actions to drive improvement in its future performance.

Examples of these actions are:

•                  Addressing sales execution issues across hardware, software and Global Services

•                  Shifting investments from low yielding areas to areas of growth

•                  Optimizing the company’s operating model to ensure that the company has the most efficient and effective client-facing capabilities

Given the company’s first quarter performance, the company intends to accelerate these plans.  These actions may require restructuring activities, primarily designed to move decision making closer to the client and improve the speed of execution at the client level.  The company is formulating its plans and currently expects to finalize them in the second quarter.  The actions the company is considering to take in the second quarter are designed to yield results in the second half of 2005.

The divestiture of the company’s Personal Computer Division announced in December 2004, is expected to close in the second quarter of 2005.

Also, in March, the company announced an agreement to acquire Ascential Software, a leader in enterprise data integration, which is expected to compliment the company’s Web Sphere and DBA product lines.  This transaction is expected to close in the second quarter.

The company’s strategies, investments and specific operational actions are all designed to deliver on its business model based on innovation and to best position the company for the longer term.  Looking forward, the company remains committed to its longer-term model to deliver double-digit earnings per share growth.

Global Services Signings

(Dollars in millions) For the period ended March 31:	2005	2004

Longer-term*	$5,455	$5,446
Shorter-term*	4,571	5,053
Total	$10,026	$10,499

* Longer-term contracts are generally 7 to 10 years in length and represent SO and longer-term business transformation outsourcing contracts as well as BCS contracts with the U.S. Federal government and its agencies. Shorter-term are contracts generally 3 to 9 months in length and represent the remaining BCS and ITS contracts.  These amounts have been adjusted to exclude the impact of  year-to-year currency changes.

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third party standards or requirements governing the calculation of signings. The calculation used by management involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for longer-term contracts that require significant up-front investment by the company, the portions of these contracts that are counted as a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the customer incurring significant wind-down costs as a result of the termination. For shorter-term contracts that do not require significant up-front investments, a signing is usually equal to the full contract value.

Signings includes SO, BCS and ITS contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Maintenance is not included in signings as maintenance contracts tend to be more steady-state, where revenues equal renewals, and therefore, the company does not think they are as useful a predictor of future performance.

Backlog includes SO, BCS, ITS and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincident to an acquisition.

The estimated services backlog  was $110 billion at March 31, 2005, down approximately $1 billion from year-end 2004. Backlog estimates are subject to change and are affected by several factors, including changes in scope of contracts (mainly long-term contracts), periodic revalidations, and currency assumptions used to approximate constant currency.

In addition to these signings and backlog amounts there were about $200 million of E&TS  signings to provide E&TS clients with design skills and technical capabilities.

The amount of IP and custom development income has been declining in recent years.  Although it increased in the first quarter of 2005, the overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first quarter 2005 as compared with the 2004 first quarter by $247 million as discussed on page 29.  The company expects this trend to continue during the remaining quarters of 2005.  It is expected that the full year 2005 impact will be approximately $1.0 billion higher than in 2004, excluding the 2004 one-time charge of $320 million related to the partial settlement of certain legal claims against the PPP.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events (such as a possible repatriation charge in 2005 as described in “Provision for Income Taxes” on page 30) as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement.  As a result, the U.S. enacted the American Jobs Creation Act of 2004 (the “Act”) in October 2004.  The Act repeals the export subsidy for transactions after 2004 with two years of transition relief (2005-2006).  The Act also provides a nine-percent deduction for income from qualified domestic production activities which will be phased in over 2005-2010.  While the net impact of certain legislative provisions is still being evaluated, the company does not expect this legislation to affect its ongoing effective tax rate for 2005 or 2006.

Also, the Act includes a temporary incentive for the company to repatriate earnings accumulated outside the U.S.  The current status of the company’s evaluation and potential impacts are discussed in “Provision for Income Taxes” on page 30.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2005, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2004. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2004 IBM Annual Report in note l, “Derivatives and Hedging Transactions,” on pages 65 to 67.

The company earned approximately 40 percent of its net income in currencies other than the U.S. dollar in the first quarter of 2005.  In general, these currencies were stronger against the U.S. dollar during the first quarter of 2005 compared to the first quarter of 2004  so earnings in these countries translated into more dollars than they would have in the first quarter of 2004.  The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results.  These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify.  For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 30 and 31 of the company’s 2004 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 30, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, and the size of the company’s global credit facilities and committed trade receivables securitization facility.  For the three months ended or as of, as applicable,

March 31, 2005, those amounts are $2.1 billion, $8.7 billion, $10 billion and $0.5 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2005 appear in the table below and remain unchanged  from December 31, 2004.  The company has no contractual arrangements which, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 31 of the 2004 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 36 of this Form 10-Q, the following is the management view of cash flows for the first quarter of 2005 and 2004 prepared in a manner consistent with the table on page 31 of the 2004 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions) For the period ended March 31:	2005	2004

Net cash from operating activities (comprised of):	$2,080	$3,632
Cash from Global Financing accounts receivable	3,022	3,138
Cash available for investment and for distribution to shareholders	(942)	494

Net Global Financing receivable	3,086	2,928
Net capital expenditures	(956)	(926)
Net acquisitions	(242)	(62)
Returns to shareholders	(3,800)	(2,027)
Other	1,438	(247)
Net change in cash and cash equivalents	$(1,416)	$160

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding  during periods of severe and prolonged downturns in the capital markets. Whether any litigation  has such an adverse impact will depend on a number of variables, which are more completely described in Note 11 on pages 17 to 20 of this Form 10-Q. With respect to pension funding, on January  19, 2005 the company contributed $1.7 billion to the qualified portion of the company’s PPP.

This contribution fulfilled a number of short-term and long-term strategic objectives.  This contribution reduces the probability of large future U.S. pension contributions by building a funding buffer above the current liability level.  In addition, it positions the company to further  reduce volatility in pension contributions and earnings over the long term.  Finally, the company  will benefit from the return on these additional pension assets in 2005.  The increase in pension  income will partially offset the impact of year-end 2004 pension assumption changes.  The company is not quantifying any further impact from pension funding because it is not possible to  predict future movements in the capital markets.

However, for 2005, if the full year actual return on plan assets for the PPP is less than approximately 1 percent, the PPP's Accumulated Benefit Obligation would be greater than its' Plan assets, assuming a 5.75 percent discount rate. As discussed on pages 32 and 79 of IBM's 2004 Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders' equity.  Actual return on the PPP plan assets for the first three months of 2005 was negative 0.54 percent.

Global Financing

Global Financing is a business segment within IBM which is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004

External revenue	$579	$665
Internal revenue	449	280
Total revenue	1,028	945
Total cost	488	380
Gross profi t	$540	$565
Gross profit margin	52.5%	59.8%
Pre-tax income	$396	$374
After-tax income	$249	$244
Return on equity*	30.6%	28.7%

*  See page 49 for the details of the after-tax income and the return on equity calculation.

Global Financing revenue increased in the first quarter of 2005 versus the same period in 2004. External revenue decreased 12.9 percent (14.9 percent adjusted for currency) in the first quarter of 2005 versus the first quarter of 2004 driven by  a 14.5 percent decrease in financing income to $428 million due to a decrease in the average asset balance and declining asset yields, as well as external used equipment sales of $151 million which declined 7.8 percent. Internal revenue increased 60.4 percent in the first quarter of 2005 versus the same period in 2004 driven by internal used equipment sales of $291 million versus $127 million in 2004, an increase of 129.1 percent, due primarily to the early termination of internal leases and subsequent sale of the equipment to Global Services.

Global Financing gross profit dollars decreased 4.4 percent and gross profit margin decreased 7.3 points in the first quarter of 2005 versus the same period in 2004. The decrease in gross profit dollars was primarily driven by a decrease in the total financing revenue discussed above, partially offset by internal equipment sales profit of $93 million in 2005 versus $53 million in 2004, an increase of 74.2 percent due to increased  zSeries revenue.  The decrease in gross profit margin was driven by declining financing margins due to declining asset yields, as well as a change in mix away from higher margin financing income and towards lower margin equipment sales.

Global Financing’s pre-tax income increased 5.9 percent in the first quarter of 2005 versus  2004. The increase in pre-tax income was driven by a decrease of $32M in bad debt expense and a decrease of $11 million in other charges, partially offset by the decrease in gross profit of $25 million discussed above.  The decrease in bad debt expense is reflective of an improved economic environment, and improved credit quality, as well as the lower asset base of the receivable portfolio.

The increase in return on equity in the first quarter of 2005 compared to 2004 was due to a 2.0 percent improvement in after-tax income primarily associated with a decrease in provisions for bad debt expense, as well as a decrease in average equity.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2005	At December 31, 2004

Cash	$996	$850
Net investment in sales-type leases	10,181	11,141
Equipment under operating leases:
External customers	1,743	1,817
Internal customers(a) (b)	1,750	1,906
Customer loans	9,036	9,889
Total customer financing assets	22,710	24,753
Commercial financing receivables	3,909	5,710
Intercompany financing receivables(a) (b)	1,793	2,172
Other receivables	185	223
Other assets	884	881
Total financing assets	$30,477	$34,589

Intercompany payables(a)	$3,377	$6,394
Debt(c)	21,907	22,320
Other liabilities	1,918	2,620
Total financing liabilities	27,202	31,334
Total financing equity	3,275	3,255
Total financing liabilities and equity	$30,477	$34,589

(a) Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 3 and 4.

(b) These assets, along with all other financing assets in this table, are leveraged using Global Financing debt.

(c) Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers’ total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally for two to five years. Customer financing also includes internal activity as described on page 35 of the 2004 IBM Annual Report.

Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days.

Originations

The following are total external and internal financing originations.

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004

Customer finance:
External	$2,272	$2,360
Internal	233	284
Commercial finance	6,168	5,418
Total	$8,673	$8,062

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the first quarter of 2005 and 2004, which resulted in a net decline in financing assets in these periods. The increase in originations was primarily due to favorable currency movements.

Cash generated by Global Financing was deployed to pay the intercompany payables and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At March 31, 2005	At December 31, 2004

Financial Services	32%	30%
Industrial	22	20
Business Partners*	15	19
Public	10	9
Distribution	9	9
Communications	8	9
Other	4	4
Total	100%	100%

* Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2005	At December 31, 2004

Gross financing receivables	$23,094	$26,836
Specific allowance for doubtful accounts	569	654
Unallocated allowance for doubtful accounts	95	127
Total allowance for doubtful accounts	664	781
Net financing receivables	$22,430	$26,055
Allowance for doubtful account coverage	2.9%	2.9%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2004	Reserve Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2005
$781	$(51)	$(48)	$(18)	$664

*                 Represents reserved receivables, net of recoveries, that were disposed of during the period.

**          Primarily represents translation adjustments.

The percentage of financing receivables reserved for at December 31, 2004, and at March 31, 2005 was 2.9 percent.  Unallocated reserves decreased 25.2 percent from $127 million at December 31, 2004 to $95 million at  March 31, 2005.  The decrease in Unallocated reserves is due to a decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 13.0 percent from $654 million to $569 million in 2005.  The decrease in specific reserves was due to the disposal of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of  $48 million for the quarter ended March 31, 2005,  compared with a reduction of $16 million for the quarter ended March 31, 2004.  The decline was primarily attributed to the  improvement in economic conditions and improved credit quality of the portfolio in the first quarter of 2005 as compared to the first quarter of 2004, as well as the overall reduction in the financing asset portfolio.

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

Global Financing recovers its residual values in several ways, primarily through sales & leases of used equipment. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 43.0 percent of Global Financing’s revenue in the first quarter of 2005 and 30.7 percent in the first quarter of 2004.  The increase was driven primarily by higher internal used equipment sales.  The gross margin on these sales was 25.1 percent and 24.0 percent in 2005 and 2004, respectively.  The increase in gross margin was primarily due to a mix towards higher margin internal equipment sales.  In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new customers or extending leasing arrangements with current customers.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2004 and March 31, 2005.  In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of March 31, 2005.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are used in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The aggregate asset value associated with the guarantees was $104 million and $109 million for financing transactions originated during the quarters ended March 31, 2005 and March 31, 2004, respectively. The associated aggregate guaranteed future value at the scheduled end of lease was $5 million and $6 million for financing transactions originated during the same periods, respectively. The cost of guarantees was $1.2 million for each year.

Residual Value

	Amortization of March 31, 2005 Balance
(Dollars in millions)	Dec. 31, 2004	Mar. 31, 2005	2005	2006	200 7	2008 and beyond
Sales-type leases	$836	$813	$225	$258	$253	$77
Operating leases	164	171	72	49	42	8
Total unguaranteed residual value	$1,000	$984	$297	$307	$295	$85

Related original amount financed	$25,982	$24,565
Percentage	3.8%	4.0%

Debt

	At March 31, 2005	At December 31, 2004
Debt to equity ratio	6.7x	6.9x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1.  The debt is used to fund Global Financing assets. The debt is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivable. The inter-company loans are based on arm’s-length pricing.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal).  See page 45 for further information.  As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on page 43 and in Segment Information on pages 57 and 58.

In the company’s Consolidated Statement of Earnings on page one, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of financing to Interest expense.

Liquidity and Capital Resources

Global Financing is a segment of the company and as such is supported by the company’s liquidity position and access to capital markets. Cash generated from operations was deployed to reduce debt and pay dividends to the company in order to maintain an appropriate debt to equity ratio.

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
Numerator :
Global Financing after tax income*	$249	$244
Annualized after tax income (A)	$998	$976
Denominator:
Average Global Financing equity (B)**	$3,265	$3,397
Global Financing Return on Equity(A)/(B)	30.6%	28.7%

*  Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM ‘s provision for income taxes is determined on a consolidated basis.

**  Average of the ending equity for Global Financing for the last 2 quarters.

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

The economy could impact the credit quality of the Global Financing receivable portfolio and therefore the level of provision for bad debt. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

As discussed above, Global Financing has historically been able to manage residual value risk through both insight into the product cycles as well as through its remarketing business.

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

Part II - Other Information

ITEM 1.  Legal Proceedings.

Refer to Note 11 on pages 17 to 20 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

January 1, 2005 -
January 31, 2005	11,952,700	$93.83	11,952,700	$2,564,905,313

February 1, 2005 -
February 28, 2005	15,176,900	$93.49	15,176,900	$1,146,088,881

March 1, 2005 -
March 31, 2005	9,767,500	$91.45	9,767,500	$252,845,380

Total	36,897,100	$93. 06	36,897,100

(1)  On October 26, 2004, the IBM Board of Directors authorized up to $4.0 billion in additional funds for use in the company’s common stock repurchase program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.  This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

ITEM 6. Exhibits

Exhibit Number

3                  The By-laws of IBM as amended through April 26, 2005.

10            Material Contracts

10.1

The IBM Savings Plan, a compensatory plan, as amended and restated effective as of January 1, 2005, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-09055 on Form S-8 dated July 29, 1996.

10.2	Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-33692 on Form S-8 dated March 31, 2000.

10.3	The IBM 2003 Employees Stock Purchase Plan, as amended through April 1, 2005, which plan was previously filed as Appendix A to IBM’s definitive proxy statement dated March 10, 2003.

11            Statement re: computation of per share earnings.

12            Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:April 26, 2005

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy
Vice President and Controller