Form 10-Q
period 2005-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2005-07-26
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

The registrant has 1,595,791,317 shares of common stock outstanding at June 30, 2005.

Index

Part I - Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the three and six months ended June 30, 2005 and 2004

Consolidated Statement of Financial Position at June 30, 2005 and December 31, 2004

Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal Information

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except	Thre e Months Ended June 30,		Six Months Ended June 30,
per share amounts)	2005	2004*	2005	2004*

Revenue:
Global Services	$11,985	$11,272	$23,681	$22,296
Hardware	5,556	7,423	12,305	14,158
Software	3,821	3,458	7,372	6,924
Global Financing	622	651	1,202	1,313
Enterprise Investments/Other	286	294	618	582
Total revenue	22,270	23,098	45,178	45,273

Cost:
Global Services	8,862	8,522	17,720	16,931
Hardware	3,670	5,271	8,561	10,223
Software	507	476	989	963
Global Financing	295	265	561	526
Enterprise Investments/Other	161	158	318	332
Total cost	13,495	14,692	28,149	28,975

Gross profit	8,775	8,406	17,029	16,298

Expense and other income:
Selling, general and administrative	6,497	4,820	11,430	9,478
Research, development and engineering	1,477	1,476	2,936	2,892
Intellectual property and custom development income	(288)	(432)	(507)	(612)
Other (income) and expense	(1,711)	23	(1,689)	36
Interest expense	67	33	116	68
Total expense and other income	6,042	5,920	12,286	11,862

Income from continuing operations before income taxes	2,733	2,486	4,743	4,436
Provision for income taxes	882	749	1,485	1,335
Income from continuing operations	1,851	1,737	3,258	3,101

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported second quarter and first six months of 2004 results; see Notes 2 and 5 on pages 6 and 7 for additional information.

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except	Three Months Ended June 30,		Six Months Ended June 30,
per share amounts)	2005	2004*	2005	2004*
Discontinued Operations
Loss from discontinued operations	22	2	27	3
Net income	$1,829	$1,735	$3,231	$3,098

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.14	$1.01	$1.98	$1.80
Discontinued operations	(0.01)	(0.00)	(0.02)	(0.00)
Total	$1.12 +	$1.01	$1.96	$1.80

Basic
Continuing operations	$1.15	$1.03	$2.02	$1.84
Discontinued operations	(0.01)	(0.00)	(0.02)	(0.00)
Total	$1.14	$1.03	$2.00	$1.84

Weighted average number of common shares outstanding: (millions)
Assuming dilution	1,627.9	1,711.3	1,644.2	1,719.4
Basic	1,603.9	1,679.6	1,616.3	1,685.6

Cash dividends per common share	$0.20	$0.18	$0.38	$0.34

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported second quarter and first six months of 2004 results; see Notes 2 and 5 on pages 6 and 7 for additional information.

+                 Does not total due to rounding.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS

(Dollars in millions)	At June 30, 2005	At December 31, 2004*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,648	$10,053
Marketable securities	11	517
Notes and accounts receivable — trade, (net of allowances of $267 in 2005 and $277 in 2004)	9,304	10,522
Short-term financing receivables (net of allowances of $486 in 2005 and $681 in 2004)	12,632	15,801
Other accounts receivable (net of allowances of $17 in 2005 and $13 in 2004)	2,335	1,813
Inventories, at lower of average cost or net realizable value:
Finished goods	1,173	1,179
Work in process and raw materials	2,075	2,137
Total inventories	3,248	3,316
Deferred taxes	1,679	2,413
Prepaid expenses and other current assets	2,653	2,708
Total current assets	40,510	47,143

Plant, rental machines and other property	34,648	36,385
Less: Accumulated depreciation	20,436	21,210
Plant, rental machines and other property — net	14,212	15,175
Long-term financing receivables	9,198	10,950
Prepaid pension assets	21,473	20,394
Intangible assets — net	1,801	1,789
Goodwill	9,165	8,437
Investments and sundry assets	7,029	7,115
Total assets	$103,388	$111,003

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported second quarter and first six months of 2004 results; see Notes 2 and 5 on pages 6 and 7 for additional information.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION - (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions except	At June 30,	At December 31,
	per share amounts)	2005	2004*
		(Unaudited)

	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$3,830	$4,728
	Short-term debt	6,134	8,099
	Accounts payable and accruals	22,233	26,959
	Total current liabilities	32,197	39,786

	Long-term debt	17,584	14,828
	Retirement and nonpension postretirement benefit obligations	15,156	15,883
	Other liabilities	8,326	8,818
	Total liabilities	73,263	79,315

	Stockholders’ equity:

	Common stock - par value $0.20 per share and additional paid-in capital	27,725	26,673
	Shares authorized: 4,687,500,000
Shares issued:	2005 - 1,971,485,941
	2004 - 1,962,687,087
	Retained earnings	40,717	38,148

	Treasury stock - at cost	(35,993)	(31,072)
Shares:	2005 - 375,694,624
	2004 - 317,094,633

	Accumulated gains and (losses) not affecting retained earnings	(2,324)	(2,061)

	Total stockholders’ equity	30,125	31,688

	Total liabilities and stockholders’ equity	$103,388	$111,003

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported second quarter and first six months of 2004 results; see Notes 2 and 5 on pages 6 and 7 for additional information.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)

(Dollars in millions)	2005	2004*
Cash flow from operating activities from continuing operations :
Income from continuing operations	$3,258	$3,101
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	2,111	1,940
Amortization of intangibles	509	478
Stock-based compensation	545	790
Gain on disposition of fixed and other assets	(1,164)	(136)
Changes in operating assets and liabilities	(46)	1,275
Net cash provided by operating activities from continuing operations	5,213	7,448

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,623)	(1,406)
Investment in software	(403)	(331)
Acquisition of businesses	(1,122)	(821)
Divestitures	486	—
Purchases of marketable securities and other investments	(1,348)	(4,185)
Proceeds from sale of marketable securities and other investments	1,992	4,104
Net cash used in investing activities from continuing operations	(2,018)	(2,639)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	3,984	1,093
Payments to settle debt	(2,012)	(2,159)
Short-term borrowings/(repayments) less than 90 days — net	(689)	(357)
Common stock transactions — net	(4,599)	(2,191)
Cash dividends paid	(615)	(574)
Net cash used in financing activities from continuing operations	(3,931)	(4,188)

Effect of exchange rate changes on cash and cash equivalents	(662)	(121)
Net cash used in discontinued operations	(7)	(75)
Net change in cash and cash equivalents	(1,405)	425
Cash and cash equivalents at January 1	10,053	7,290
Cash and cash equivalents at June 30	$8,648	$7,715

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported second quarter and first six months of 2004 results; see Notes 2 and 5 on pages 6 and 7 for additional information.

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

2.                                       The 2004 results have been restated in this form 10-Q to reflect a subsequent event reported in IBM’s 2004 Annual Report.  See IBM’s Annual Report, “Subsequent Event,” on page 12 for additional information.

3.                                       As discussed on pages 39 and 40, the American Jobs Creation Act of 2004 (the “Act”) introduced a temporary incentive for the company to repatriate earnings accumulated outside the U.S.  In the fourth quarter of 2004, the company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  According to FSP FAS 109-2, the company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.”  As of June 30, 2005, the company had not yet finalized its plan for repatriation of foreign earnings.  Accordingly, as provided for in FSP FAS No. 109-2, the company had not yet adjusted its income tax expense and balance sheet as of June 30, 2005 to reflect the effect of the new repatriation provision.

In late July, the company’s Chief Executive Officer and Board of Directors approved the company’s repatriation plan under the Act.  See Note 15 on page 23 for additional details regarding this subsequent event.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The company is in the process of evaluating the expected effect of FIN 47 on its Consolidated Financial Statements.

In June 2005, the FASB issued FASB Staff Position (FSP) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP FAS 143-1 applies to the later of the company’ s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on the company’s Consolidated Financial Statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, the company cannot estimate the effect of applying this guidance in future periods.

4.                                       The following table summarizes Net income plus gains and losses not affecting retained earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004

Net income	$1,829	$1,735	$3,231	$3,098
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(553)	(250)	(1,025)	(423)
Minimum pension liability adjustments	3	(3)	2	52
Net unrealized (losses)/gains on marketable securities	(29)	(22)	(17)	6
Net unrealized gains/(losses) on cash flow hedge derivatives	418	172	777	365
Total (losses) and gains not affecting retained earnings	(161)	(103)	(263)	—
Net income plus gains and losses not affecting retained earnings	$1,668	$1,632	$2,968	$3,098

5.                                       Effective January 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”( “SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The company elected to adopt the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).  The methodology and application of expensing of stock-based compensation is consistent with that used and disclosed in the company’s first quarter 2005 Form 10-Q.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Cost	$80	$119	$171	$236
Selling, general and administrative*	153	225	318	455
Research, development and engineering	26	50	56	99
Other (income) and expense	(8)	—	(8)	—
Pre-tax stock-based compensation expense	251	394	537	790
Income tax benefits	(87)	(116)	(182)	(236)
Total stock-based compensation expense	$164	$278	$355	$554

*                 Includes $4 million of credits in the three-and six-month periods ended June 30, 2005, as a result of awards forfeited in connection with the company’s second quarter workforce resource actions.

The reduction in pre-tax stock-based compensation expense for the three-and six-months periods ended June 30, 2005, as compared to the corresponding periods of the prior year, respectively, was primarily the result of : (1) changes in the company’s equity programs, primarily driven by a reduction in the level of grants ($ 77 million and $156 million, respectively); (2) changes to the company’s employee stock purchase plan, which rendered it non-compensatory in the second quarter of 2005 in accordance with the provisions of SFAS 123(R) ($54 million and $85 million, respectively); and, (3) one-time reductions of expense as a result of awards forfeited in connection with the company’s workforce reduction actions and the sale of its Personal Computing business in the second quarter of 2005 ($12 million and $12 million, respectively). The one-time effects on stock-based compensation expense of the sale of the Personal Computing business are included in Other (income) and expense above and in the Consolidated Statement of Earnings.

As of June 30, 2005, $1,979 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3 years.

There were no significant capitalized stock-based compensation costs at June 30, 2005 and 2004.

6.                                       In May 2005, management announced its plans to implement a series of restructuring actions designed to improve the company’s efficiencies, strengthen its client facing operations and capture opportunities in high-growth markets. The company’s actions primarily include voluntary and involuntary workforce reductions, with the majority planned for the Global Services segment, primarily in Europe, as well as costs incurred in connection with the vacating of leased facilities. These actions are in addition to the company’s ongoing workforce reduction and rebalancing activities that occur each quarter, which are approximately $85 million. The total charges expected to be incurred in connection with all second quarter 2005 initiatives is approximately $1,832 million ($1,588 million of which are associated with workforce reductions) and are expected to be completed within one year. Approximately $1,737 million of the total charges will require cash payments, of which approximately $1,370 million is expected to be made over the next twelve months.

Total pre-tax restructuring activity recorded during the quarter ended June 30, 2005, was as follows:

(Dollars in millions)	Pre-Tax Charges Recorded in 2Q 2005		Asset Impairments	Liability recorded in the 2nd Qtr. 2005	Payments	Other(2)	Liability as of June 30, 2005

Workforce reductions	$1,574		$—	$1,574	$(144)	$(20)	$1,410

Vacant space	141		—	141	(26)	(1)	114

Asset impairments	95		95	—	—	—	—
Total restructuring charges for 2Q 2005 actions	1,810	(1)	$95	$1,715	$(170)	$(21)	$1,524	(3)

Imputed interest charges (4)	15	(4)
Total restructuring charges	$1,825

(1)          $1.6 billion recorded in selling, general and administrative expenses and $0.2 billion recorded in Other (income) and expense in the Consolidated Statement of Earnings.

(2)          Other adjustments primarily consist of foreign currency translation adjustments.

(3)          $1,211 million recorded as a current liability in Accounts payable and accruals and $313 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

(4)          Represents imputed interest charges for prior actions. See Note 12 on page 18 for details on prior restructuring actions.

During the quarter ended June 30, 2005, charges incurred for workforce reductions consist of severance/termination benefits for approximately 16,000 employees (14,500 of which are for the above mentioned incremental second quarter 2005 actions).  As of June 30, 2005 approximately 7,800 separations have been completed. The non-current portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or is deceased. Cash payments made during the quarter ended June 30, 2005 associated with the workforce reductions were $144 million.

The vacant space accruals are primarily for on-going obligations to pay rent for vacant space, offset by estimated sublease income, over the respective lease term of the company’s lease agreements. The length of these obligations varies by lease with the longest extending through 2019.

In connection with the company’s restructuring activities initiated in the second quarter of 2005, the company recorded pre-tax impairment charges for certain real estate assets of approximately $95 million dollars. The principal component of such charges resulted from the pending sale of a facility in Yasu -City, Japan, which is expected to close in the third quarter of 2005. In connection with such pending sale, the company recorded an impairment charge to write such asset down to its fair value.

These restructuring activities had the following effect on the company’s reportable segments:

(Dollars in millions)	Total Pre-Tax Charges Expected to be Incurred	Pre-Tax Charges Recorded in 2Q 2005

Global Services	$1,223	$1,208
Systems & Technology Group	136	133
Software	98	97
Global Financing	13	13
Enterprise Investments	4	4
Total reportable segments	1,474	1,455
Unallocated corporate amounts	358	355
Total	$1,832	$1,810

7.                                       The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2005	2004	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$491	$173	183.8%
Nonpension postretirement benefits-cost	91	82	11.0
Total	$582	$255	128.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2005	2004	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$947	$372	154.6%
Nonpension postretirement benefits-cost	184	185	(0.5)
Total	$1,131	$557	103.1%

The following tables provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans			Non-U.S. Plans
For the three months ended June 30:	2005		2004	2005		2004
Service cost	$166		$167	$173		$148
Interest cost	617		614	413		395
Expected return on plan assets	(918)		(900)	(567)		(578)
Amortization of transition assets	—		(18)	(2)		(3)
Amortization of prior service cost	15		16	2		3
Recognized actuarial losses	140		58	145		53
Net periodic pension cost/(income)—U.S. Plan and material non-U.S. Plans	20	*	(63)*	164	**	18 **
Cost of other defined benefit plans	40		31	36		31
Cost of restructuring/divestiture actions	3		—	59		—
Total net periodic pension cost/(income) for all defined benefit plans	63		(32)	259		49
Cost of defined contribution plans	83		82	86	+	74
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$146		$50	$345		$123

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

+                 Includes $2 million for cost of restructuring actions in second quarter of 2005.

(Dollars in millions)	U.S. Plans			Non-U.S.Plans
For the six months ended June 30:	2005		2004	2005		2004
Service cost	$341		$327	$353		$301
Interest cost	1,232		1,226	838		801
Expected return on plan assets	(1,836)		(1,804)	(1,152)		(1,173)
Amortization of transition assets	—		(36)	(3)		(5)
Amortization of prior service cost	30		31	19		12
Recognized actuarial losses	284		111	278		102
Net periodic pension cost (income)/—U.S. Plan and material non-U.S. Plans	51	*	(145)*	333	**	38 **
Cost of other defined benefit plans	72		65	71		65
Cost of restructuring/divestiture actions	3		—	59		—
Total net periodic pension cost (income) for all defined benefit plans	126		(80)	463		103

Cost of defined contribution plans	186		183	172	+	166
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$312		$103	$635		$269

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

+                 Includes $2 million for cost of restructuring actions in second quarter of 2005.

In 2005, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount of between $412 million and $645 million.  The legally mandated minimum contribution included in the amount above for the company’s non-U.S. Plans is expected to be approximately $412 million.  In the first six months of 2005, the company contributed approximately $336 million to its non-U.S. Plans.  In addition, the company contributed $1.7 billion to the qualified portion of the IBM Personal Pension plan (PPP) in January 2005.

The following table provides the components of the cost for the company’s nonpension postretirement benefits:

Cost/(Income) of Nonpension Post-retirement Benefits

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in millions)	2005	2004	2005	2004
Service cost	$11	$10	$23	$20
Interest cost	82	81	162	169
Amortization of prior service cost	(15)	(15)	(31)	(31)
Recognized actuarial (gains)/losses	6	(3)	12	6
Net periodic post-retirement benefit cost - U.S. Plan	84	73	166	164
Cost of non-U.S. Plans	7	9	18	21
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$91	$82	$184	$185

The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on the company’s Consolidated Financial Statements as of or for the periods ended June 30, 2005.

8.                                       The changes in the carrying amount of goodwill, by external reporting segment, for the six months ended June 30, 2005, are as follows:

					Foreign
			Purchase		Currency
(Dollars in millions)	Balance	Goodwill	Price		Translation	Balance
Segment	12/31/04	Additions	Adjustments	Divestitures	Adjustments	6/30/05

Global Services	$5,171	$275	$33	$(14)	$(274)	$5,191
Systems and Technology Group	226	34	—	(3)	(2)	255
Software	3,021	722	(19)	—	(5)	3,719
Global Financing	—	—	—	—	—	—
Enterprise Investments	—	—	—	—	—	—
Personal Computing Division	19	—	—	(19)	—	—
Total	$8,437	$1,031	$14	$(36)	$(281)	$9,165

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At June 30, 2005
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount

Capitalized software	$1,817	$(853)	$964
Client-related	901	(409)	492
Completed technology	399	(231)	168
Strategic alliances	104	(57)	47
Patents/Trademarks	32	(13)	19
Other(a)	241	(130)	111
Total	$3,494	$(1,693)	$1,801

	At December 31, 2004
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount

Capitalized software	$1,565	$(680)	$885
Client-related	861	(335)	526
Completed technology	364	(206)	158
Strategic alliances	104	(47)	57
Patents/Trademarks	33	(11)	22
Other(a)	247	(106)	141
Total	$3,174	$(1,385)	$1,789

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $12 million during the first six months of 2005 due to acquisitions partially offset by amortization of existing intangible asset balances.  The aggregate intangible asset amortization expense was $259 million and $509 million for the second quarter and first six months of 2005, respectively, versus $239 million and $478 million for the second quarter and first six months of 2004, respectively.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2005:

2005 (for Q3-Q4)	$512 million
2006	$710 million
2007	$331 million
2008	$131 million
2009	$84 million

9.                                       During the six months ended June 30, 2005, the company completed 7 acquisitions at an aggregate cost of $1,607 million. The acquisitions were Ascential Software (Ascential), Healthlink Incorporated (Healthlink), Meiosys and Gluecode Software in the second quarter of 2005 and Corio, Inc. (Corio), SRD and Equitant in the first quarter of 2005.

Ascential is a provider of enterprise data integration software used to help build enterprise data warehouses, power business intelligence systems, consolidate enterprise applications, create and manage master repositories of critical business information, and enable on demand data access.  Ascential complements and strengthens the company’s information integration portfolio and further extends the company’s ability to enable clients to become on demand businesses by providing a single, agile infrastructure for delivering accurate, consistent, timely, and coherent information.

Healthlink is a healthcare process improvement and information technology consulting services company. This acquisition will significantly boost the company’s capabilities as a healthcare consulting and services leader.

Meiosys is a provider of software designed to offer application relocation for transparent, stateful application mobility and fault-tolerant computing. The technology is designed to be, in most cases, transparent to the application, meaning that applications do not need to be modified or recompiled. The technology is expected to enhance the company’s existing available systems solutions.

Gluecode’s software and related subscription support services provide a flexible and affordable infrastructure to organizations that need a reliable alternative to traditional commercial software offerings. Gluecode helps Java developers, small and mid-sized businesses and departmental users reduce the complexity of application development by pre-integrating the most common services for building mainstream Java applications.

Corio was a publicly-held enterprise application service provider that delivers best-of-breed enterprise applications over a secure global network for a fixed monthly fee.  The acquisition strengthens the company’s application services offerings and helps companies manage rising costs, increasing complexity and regulatory compliance issues as they implement and manage enterprise software in today’s environment.

SRD was a privately-held provider of analytics software that increases business insight by delivering an accurate view into individuals and business relationships in near real-time.

Equitant is a business transformation outsourcing provider that focuses on the management and optimization of the order-to-cash cycle for large global companies.  The acquisition enables the company to build additional capabilities to address opportunities in the Business Performance Transformation Services marketplace.

Purchase price consideration was paid primarily in cash and included certain amounts subject to holdbacks that expire over specific time periods.  These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below presents the purchase price allocations as of June 30, 2005:

	Amortization
(Dollars in millions)	Life (yrs.)	Ascential	Other
Current assets		$526	$84
Fixed assets/non-current		20	19
Intangible assets:
Goodwill	N/A	639	392
Completed technology	3	56	23
Client relationships	5	46	14
Other		—	10
Total assets acquired		1,287	542
Current liabilities		(112)	(42)

Non-current liabilities		(35)	(34)

Total liabilities assumed		(147)	(76)
In-process research and development		—	1
Total purchase price		$1,140	$467

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes.  The overall weighted-average life of the identified amortizable intangible assets acquired is 3.9 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.  Goodwill of $1,031 million has been assigned to the Software ($722 million), Global Services ($275 million) and Systems and Technology Group ($34 million) segments.

10.                                 On April 30, 2005 (“closing date”), the company completed the divestiture of its Personal Computing Division (“PCD”) business to Lenovo Group Limited (“Lenovo”), a publicly traded company on the Hong Kong Stock Exchange.  The total consideration that the company agreed to on December 7, 2004 (the date the definitive agreement was signed) was $1,750 million which included $650 million in cash, $600 million in Lenovo equity (valued at the December 6, 2004 closing price) and the transfer of approximately $500 million of net liabilities.  At the closing date, total consideration was valued at $1,725 million, comprised of: $650 million in cash, $542 million in Lenovo equity and $533 million in net liabilities transferred.  Transaction related expenses and provisions were $628 million, resulting in a net pre-tax gain of $1,097 million which was recorded in Other (income) and expense in the Consolidated Statement of Earnings in the second quarter, 2005.  In addition, the company paid Lenovo $138 million in cash primarily to assume additional liabilities outside the scope of the original agreement.  This transaction had no impact on Income from Continuing Operations.  Total net cash proceeds, less the deposit received at the end of 2004 for $25 million, related to these transactions were $487 million.

The equity received at the closing date represented 9.9 percent of ordinary voting shares and 18.9 percent of total ownership in Lenovo.  Subsequent to the closing date, Lenovo’s capital structure changed due to new third-party investments.  As a result, the company’s equity at June 30, 2005 represented 9.9 percent of ordinary voting shares and 17.05 percent of total ownership in Lenovo.  The equity securities have been accounted for under the cost method of accounting.  The equity is subject to specific lock-up provisions that restrict the company from divesting the securities.  These restrictions apply to specific equity tranches and expire over a three-year period from the closing date.  The Lenovo equity was valued at $542 million at the closing date and is recorded in Investments and sundry assets in the Consolidated Statement of Financial Position.  In addition, the company recorded an equity deferral of $112 million to reflect the value of the lock-up provisions.  This deferral was recorded as a contra-investment in Investments and sundry assets.

As part of the agreements with Lenovo, the company will provide certain services.  These services include marketing support, information technology, human resources support and learning services.  These service arrangements are primarily for periods of three years or less and can be terminated earlier by Lenovo.  The company assessed the fair value of these service arrangements, and, as a result, has deferred $262 million of the transaction gain.  This amount will be recorded as revenue, primarily in the company’s Global Services segment, as services are provided to Lenovo.  The deferred amount was recorded in Other liabilities in the Consolidated Statement of Financial Position.  In the second quarter, 2005, the company recorded $21 million of this deferred revenue in the Global Services segment.

The company also recorded direct and incremental expenses and related provisions of $254 million associated with the divestiture, consisting of $74 million for certain indemnities; $64 million for employee-related charges; $40 million in real estate and information technology costs; $20 million in transaction expenses; $22 million of goodwill write-off; and $34 million in other expenses.

The company, as part of the agreement, retained the right and will be given a preference to provide maintenance, warranty and financing services to Lenovo.  The company retained the warranty liability for all PCD products sold prior to the closing date.  In addition, Lenovo will have the right to use certain IBM Trademarks under a Trademark License Agreement for a term of five years.

11.                                 The tables on pages 75 through 78 and page 80 of this Form 10-Q reflect the results of the company’s segments consistent with its management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

In the second quarter of 2005, the company sold its Personal Computing business which was previously a part of the Personal Systems Group.  The two remaining units of the Personal Systems Group, Retail Store Solutions and Printing Systems, were combined with the Systems and Technology Group. The Personal Computing business financial results are displayed as part of the segment disclosures, in a manner consistent with the segment disclosures.  In addition, in the second quarter of 2005, the company implemented SFAS No. 123(R) in its management and measurement system, and segment reporting.  The tables on pages 75 through 78 and page 80 of this Form 10-Q have been restated to reflect these changes.

12.                                 The following table provides a rollforward of the liability balances for actions taken in (1) the second quarter of 2005 discussed in Note 6 on pages 8 through 10, (2) the second-quarter of 2002 associated with the Microelectronics Division and rebalancing of both the company’s workforce and leased space resources, (3) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business, (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, (5) the actions taken in 1999, and (6) actions that took place through 1993.

(Dollars in millions)	Liability as of 12/31/2004	Additions – 2Q 2005 Actions	Payments	Other adjustments*	Liability as of 6/30/2005

Current:
Workforce	$139	$1,335	$(213)	$19	$1,280
Space	86	59	(93)	51	103
Other	9	—	(5)	(1)	3
Total Current	$234	$1,394	$(311)	$69	$1,386

Non-current:
Workforce	$543	$239	$—	$(92)	$690
Space	244	82	—	(60)	266
Total Non-current	$787	$321	$—	$(152)	$956

*      The other adjustments column in the table above primarily includes reclassifications of non-current to current as well as foreign currency translation adjustments.

13.                                 The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and environmental matters. The following is a discussion of some of the more significant legal matters involving the company.

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

The agreement stipulates that if the company is not successful on appeal of the two remaining claims, the agreed remedy will be increased by up to $1.4 billion — $780 million for the claim that the company’s cash balance formula is age discriminatory, and $620 million for the claim that the method used to establish opening account balances during the 1999 conversion discriminated on the basis of age (referred to as the “always cash balance” claim). The maximum additional liability the company could face in this case if it is not successful on appeal is therefore capped at $1.4 billion.

On May 19, 2005, the District Court gave its preliminary approval of the settlement, and formal notices were sent to class members.  A fairness hearing is currently scheduled for August 2005, at which time the court will entertain any objections to the settlement from class members.  Upon approval of the settlement, IBM will appeal the liability rulings for the cash balance claims.  As a result, the company estimates that the entire process could take up to another 12-18 months from the date of this report before reaching final conclusion.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group. The company removed the case to Federal Court in Utah. Plaintiff is successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and contribution of unspecified code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, patent infringement, promissory estoppel and copyright infringement. Trial is now scheduled for February 2007.

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995.  The class consists of certain former employees who left the company in 1992, and their spouses.  They claim damages based on the company’s termination of an education assistance program.  The company has a pending summary judgment motion in the trial court.  No date has been set for trial.

On June 30, 2005, the company and Microsoft Corp. reached an agreement to resolve certain antitrust claims.  The company also agreed, subject to certain limitations, that it will not assert antitrust claims for damages related to its server hardware and server software businesses for two years and, in any case, will not seek to recover damages on such claims incurred prior to June 30, 2002.  Microsoft also released antitrust claims.  Under the agreement, Microsoft will pay the company $775 million and extend $75 million in credit towards future purchases for internal deployment of Microsoft software at the company.  The $775 million is reflected in the company’s results for the second quarter.

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

On June 27, 2005, the company announced that it had received a request to voluntarily comply with an informal investigation by the staff of the SEC concerning the company’s disclosures relating to the company’s first quarter 2005 earnings and expensing of equity compensation.  The SEC has informed the company that the informal investigation is not an indication that any violations of law have occurred.

On July 8, 2005, a lawsuit was filed against the company and its Senior Vice President and Chief Financial Officer in the United States District Court for the Southern District of New York, purportedly on behalf of persons who purchased or otherwise acquired publicly traded securities of the company between April 5, 2005 and April 15, 2005.  The complaint alleges that defendants made certain misrepresentations during this period, violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Neither the company nor the Senior Vice President and Chief Financial Officer has been served with a copy of the complaint at this time.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the three months ended June 30, 2005, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

14.                                 The company’s extended lines of credit include unused amounts of $3,345 million and $2,714 million at June 30, 2005 and December 31, 2004, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,250 million and $1,686 million at June 30, 2005 and December 31, 2004, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $48 million and $58 million at June 30, 2005 and December 31, 2004, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2005	2004
Balance at January 1	$944	$780
Current period accruals	376	406
Accrual adjustments to reflect actual experience	(27)	55
Charges incurred	(409)	(400)
Balance at June 30	$884	$841

As discussed in Note 10, on pages 16 and 17, the company retained the warranty liability for all PCD products sold prior to the closing date of the divestiture.

15.                                 Subsequent Events:

On July 26, 2005, the company announced that the Board of Directors approved a quarterly dividend of $0.20 per common share.  The dividend is payable September 10, 2005, to shareholders of record on August 10, 2005.

On July 26, 2005, after approval by the company’s Chief Executive Officer, the Board of Directors approved a plan to repatriate foreign earnings totaling approximately $9 billion in accordance with the temporary repatriation incentive under the American Jobs Creation Act of 2004 described on pages 39 and 40.  This repatriation amount reflects an increase from the $8 billion previously disclosed in the company’s 2004 Form 10-K and Form 10-Q for the quarter ended March 31, 2005.  This increase reflects the company’s latest evaluation of recent guidance from the U.S. Treasury Department and Internal Revenue Service as well as updated financial forecasts.  Accordingly, the company will record a tax charge and related tax liability of approximately $450 million in the third quarter of 2005.  The repatriation will commence by the end of July and will conclude prior to December 31, 2005.  Planned uses of the repatriated funds include domestic expenditures relating to research and development, capital asset investments as well as other permitted activities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005*

Snapshot

(Dollars in millions except per share amounts) Three months ended June 30:	2005	2004	Yr. To Yr. Percent/ Margin Change
Revenue	$22,270	$23,098	(3.6	)%**
Gross profit margin	39.4%	36.4%	3.0	pts.
Total expense and other income	$6,042	$5,920	2.0%
Total expense and other income to revenue ratio	27.1%	25.6%	1.5	pts.
Provision for income taxes	$882	$749	17.7%
Income from continuing operations	$1,851	$1,737	6.6%
Earnings per share from continuing operations:
Assuming dilution	$1.14	$1.01	12.9%
Basic	$1.15	$1.03	11.7%
Weighted average shares outstanding:
Assuming dilution	1,627.9	1,711.3	(4.9)%
Basic	1,603.9	1,679.6	(4.5)%

*                 The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  Loss from Discontinued Operations for the three months ended June 30, 2005 and 2004 were $22 million and $2 million, respectively.  Loss from Discontinued Operations for the six months ended June 30, 2005 and 2004 were $27 million and $3 million, respectively.  These charges reflect an increase in the company’s warranty obligations under the terms of its agreement with Hitachi Ltd.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore, facilitates a comparative view of business growth. In the second quarter of 2005, the U.S. dollar was generally weaker against other currencies compared to the second quarter of 2004, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

**          (5.9) percent adjusting for currency

(Dollars in millions except per share amounts) Six months ended June 30:	2005	2004	Yr. To Yr. Percent/ Margin Change
Revenue	$45,178	$45,273	(0.2	)%**
Gross profit margin	37.7%	36.0%	1.7	pts.
Total expense and other income	$12,286	$11,862	3.6%
Total expense and other income to revenue ratio	27.2%	26.2%	1.0.	pts.
Provision for income taxes	$1,485	$1,335	11.2%
Income from continuing operations	$3,258	$3,101	5.1%
Earnings per share from continuing operations:
Assuming dilution	$1.98	$1.80	10.0%
Basic	$2.02	$1.84	9.8%
Weighted average shares outstanding:
Assuming dilution	1,644.2	1,719.4	(4.4)%
Basic	1,616.3	1,685.6	(4.1)%

	6/30/05	12/31/04	Yr. To Yr. Percent Change
Assets	$103,388	$111,003	(6.9)%
Liabilities	$73,263	$79,315	(7.6)%
Equity	$30,125	$31,688	(4.9)%

**     (2.7) percent adjusting for currency

The company’s second-quarter 2005 diluted earnings per common share of $1.14 from continuing operations, included a $0.72 per share charge for incremental restructuring, a $0.45 per share gain on the sale of the company’s Personal Computing business and $0.29 per share of other income due to a legal settlement with Microsoft.  (See the Notes to Consolidated Financial Statements on pages 6 through 23 for additional information regarding these items.)

Second quarter and first six months of 2005 income from continuing operations was $1,851 million and $3,258 million, respectively, and included the pretax charge for the incremental restructuring of $1,740 million, offset by a $1,097 million gain on the sale of the company’s Personal Computing business and a $775 million legal settlement received from Microsoft.  (See the Notes to Consolidated Financial Statements on pages 6 through 23 for additional information regarding these items.)

Total revenue decreased 3.6 percent and 0.2 percent for the second quarter and first six months of 2005 primarily due to the sale of the company’s Personal Computing business on April 30, 2005.  The second quarter 2005 results include one month of Personal Computing revenue versus three months in 2004 and the six months of 2005 results have four months of Personal Computing revenue versus six months in 2004.  Excluding revenue from the divested Personal Computing business, second quarter and first six months revenue of 2005 increased 6.3 percent and 5.2 percent, respectively.

The gross profit margin was 39.4 percent and 37.7 percent in the second quarter and first six months of 2005 versus 36.4 percent and 36.0 percent in the second quarter and first six months of 2004.  The increases in the gross profit margins were primarily due to the sale of the company’s Personal Computing business in the second quarter of 2005, which had a lower gross profit margin than the other segments of the business.

In the second quarter and first half of 2005, total expense and other income increased over the year-earlier period, primarily due to expense for incremental restructuring actions, increased retirement-related plans expense, lower Intellectual Property income and unfavorable currency translation, partially offset by the gain associated with the sale of the company’s Personal Computing business, other income from a legal settlement and lower stock-based compensation expense.

The effective tax rates for the second quarter of 2005 and 2004 were 32.3 percent and 30.1 percent, respectively.  The corresponding effective tax rates for the first six months of 2005 and 2004 were 31.3 percent and 30.1 percent, respectively.

Assets declined approximately $7.6 billion from December 31, 2004 to June 30, 2005 primarily due to lower financing receivables ($4.9 billion) and lower cash and cash equivalents and marketable securities ($1.9 billion) due to pension funding, share repurchase and variable compensation requirements in the first half of 2005.

Global Services signings were $14.6 billion in the second quarter of 2005 as compared to $10.1 billion for the three months ended June 30, 2004.  The estimated Global Services backlog was estimated at $113 billion at June 30, 2005, an increase of approximately $3 billion from March 31, 2005.

Second Quarter and First Six Months in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,985	$11,272	6.3%	3.6%
Hardware	5,556	7,423	(25.2)	(26.5)
Software	3,821	3,458	10.5	7.2
Global Financing	622	651	(4.3)	(6.7)
Enterprise Investments/Other	286	294	(2.5)	(5.1)
Total	$22,270	$23,098	(3.6)%	(5.9)%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$23,681	$22,296	6.2%	3.4%
Hardware	12,305	14,158	(13.1)	(14.9)
Software	7,372	6,924	6.5	3.5
Global Financing	1,202	1,313	(8.4)	(10.6)
Enterprise Investments/Other	618	582	6.2	3.3
Total	$45,178	$45,273	(0.2)%	(2.7)%

(Dollars in millions) For the three months ended June 30:	2005	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency

Industry Sector**:
Financial Services	$5,825	$5,980	(2.6)%	(5.2)%
Public	3,511	3,446	1.9	(0.5)
Industrial	2,881	3,045	(5.4)	(7.9)
Distribution	2,211	2,071	6.8	4.2
Communications	2,123	2,132	(0.4)	(2.8)
Small & Medium	4,334	5,019	(13.7)	(15.9)
OEM	702	701	0.1	0.0
Other	683	704	(3.0)	(4.4)
Total	$22,270	$23,098	(3.6)%	(5.9)%

(Dollars in millions) For the six months ended June 30:	2005*	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$11,545	$11,485	0.5%	(2.2)%
Public	6,881	6,689	2.9	0.5
Industrial	5,878	6,079	(3.3)	(5.9)
Distribution	4,392	4,156	5.7	3.1
Communications	4,209	4,196	0.3	(2.1)
Small & Medium	9,448	9,805	(3.6)	(6.2)
OEM	1,393	1,372	1.5	1.4
Other	1,432	1,491	(4.0)	(5.3)
Total	$45,178	$45,273	(0.2)%	(2.7)%

*            Reclassified to conform with current presentation.

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

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$9,435	$9,728	(3.0)%	(4.4)%
Europe/Middle East/Africa	7,498	7,523	(0.3)	(3.9)
Asia Pacific	4,635	5,146	(9.9)	(12.6)
OEM	702	701	0.1	0.0
Total	$22,270	$23,098	(3.6)%	(5.9)%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$18,732	$18,825	(0.5)	(1.7)%
Europe/Middle East/Africa	15,232	14,774	3.1	(1.1)
Asia Pacific	9,821	10,302	(4.7)	(7.4)
OEM	1,393	1,372	1.5	1.4
Total	$45,178	$45,273	(0.2)%	(2.7)%

The previous tables display the company’s revenue results on an as reported basis and include the company’s Personal Computing business for one month in the second quarter of 2005 and 4 months in the first six months of 2005 versus 3 months in the second quarter of 2004 and six months for the six months of 2004.  The following tables exclude the Personal Computing business external revenue in order to show the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.  The Personal Computing business external revenue represents the activity that will no longer be included in the company’s results post-divestiture.

Revenue Excluding Personal Computing Business

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,985	$11,272	6.3%	3.6%
Hardware	4,999	4,744	5.4	3.6
Software	3,821	3,458	10.5	7.2
Global Financing	622	651	(4.3)	(6.7)
Enterprise Investments/Other	286	294	(2.5)	(5.1)
Total	$21,713	$20,419	6.3%	3.7%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue Presentation:
Global Services	$23,681	$22,296	6.2%	3.4%
Hardware	9,429	9,102	3.6	1.6
Software	7,372	6,924	6.5	3.5
Global Financing	1,202	1,313	(8.4)	(10.6)
Enterprise Investments/Other	618	582	6.2	3.3
Total	$42,302	$40,217	5.2%	2.6%

Revenue Excluding Personal Computing Business

(Dollars in millions) For the three months ended June 30:	2005	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$5,783	$5,729	0.9%	(1.8)%
Public	3,387	3,017	12.3	9.7
Industrial	2,849	2,821	1.0	(1.6)
Distribution	2,183	1,921	13.6	10.9
Communications	2,096	2,015	4.0	1.5
Small & Medium	4,054	3,623	11.9	9.0
OEM	702	701	0.1	0.0
Other	659	592	11.3	10.0
Total	$21,713	$20,419	6.3%	3.7%

(Dollars in millions) For the six months ended June 30:	2005*	2004 *	Yr. To Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$11,278	$10,948	3.0%	0.2%
Public	6,420	5,941	8.1	5.5
Industrial	5,648	5,651	(0.1)	(2.7)
Distribution	4,270	3,896	9.6	6.9
Communications	4,079	3,968	2.8	0.4
Small & Medium	7,864	7,158	9.9	7.0
OEM	1,393	1,372	1.5	1.4
Other	1,350	1,283	5.2	3.5
Total	$42,302	$40,217	5.2%	2.6%

*            Reclassified to conform with current presentation.

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

Revenue Excluding Personal Computing Business

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$9,228	$8,675	6.4%	4.8%
Europe/Middle East/Africa	7,308	6,779	7.8	4.0
Asia Pacific	4,475	4,264	5.0	1.7
OEM	702	701	0.1	0.0
Total	$21,713	$20,419	6.3%	3.7%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
Geographies:
Americas	$17,639	$16,883	4.5%	3.2%
Europe/Middle East/Africa	14,353	13,354	7.5	3.1
Asia Pacific	8,917	8,608	3.6	0.5
OEM	1,393	1,372	1.5	1.4
Total	$42,302	$40,217	5.2%	2.6%

The discussion below on sector revenue refers to the previous tables excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.

Revenue from all industry sectors, except the Industrial sector for the first six months of 2005, as well as Small & Medium Business, increased in the second quarter and first six months of 2005, respectively, when compared to the same periods of 2004 on an as-reported basis, reflecting the company’s go-to-market strategy of delivering industry-specific solutions.  Small & Medium Business increased as the company continued to focus on the growing opportunity in the mid-market sector.  The company continued to leverage its Express portfolio, which includes new services offerings announced in the first half of 2005.  With the company’s strong partner network of Independent Software Vendors (ISVs), the company is delivering unique business solutions for this client set.  The Distribution sector revenue increase was primarily driven by Travel and Transportation (25.8 percent and 20.9 percent), and Consumer Products (16.4 percent and 11.9 percent).  The Industrial sector was led by growth in the Chemical and Petroleum industry (15.2 percent and 10.3 percent), while spending in the Communications sector was driven by Telecom customers (6.1 percent and 5.8 percent).  The Financial Services sector growth rates have been declining in 2005, primarily due to a slowdown in zSeries server sales as clients await the company’s new product.  The increase in the Public sector revenue was primarily due to increased revenue in the Government (12.5 percent and 7.4 percent), Health (27.9 percent and 22.5 percent) and Education (8.5 percent and 6.7 percent) areas.

The discussion below on geographic revenue refers to the previous tables, excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.

Americas had the strongest performance without the benefit of currency, with good growth in the US, Latin America and Canada.  Performance in the Americas, and especially the US, was driven by solid execution, resulting in market share gains in key segments.

Growth in Europe improved without the benefit of currency.  Western Europe was the focus of the company’s resource actions this quarter, and the sales teams managed through these distractions to deliver 4 percent growth at constant currency in the geography.

In the first quarter of 2005 a few large countries had declining revenues, including Germany, France, and Italy.  This quarter, the revenue performance in these countries collectively improved, though they still declined year-to-year at constant currency.

In Asia Pacific, several regions turned in excellent results.  The ASEAN region, China, and Australia/New Zealand all grew by double-digits at constant currency, while Japan, which represents almost 60 percent of the Asia Pacific revenue base, declined at constant currency in a soft economic environment.

The company continued to invest in growth initiatives in its emerging countries.  Overall revenue in these countries grew 23 percent (14 percent at constant currency) in the second quarter versus the comparable period in 2004 without Personal Computers.  China was up 22 percent (22 percent at constant currency); Russia grew 45 percent (45 percent at constant currency); India was up 72 percent (67 percent at constant currency), and Brazil increased 10 percent (down 11 percent at constant currency).  The company expects to continue to shift investment to these areas to address these important markets.

Global Services revenue increased primarily driven by increases in Business Consulting Services as an improvement in second quarter short-term signings accelerated their rate of growth and Strategic Outsourcing.

Overall, Hardware revenue declined as reported in the second quarter and first six months of 2005 compared to the same periods in 2004.  Systems and Technology Group revenue increased 4.7 percent and 3.2 percent driven by eServer products as pSeries UNIX servers, xSeries servers and iSeries midrange servers revenue increased for both the second quarter and first six months of 2005 versus the same periods in 2004, respectively. zSeries server revenue declined for both the second quarter and first six months of 2005 versus the comparable periods of 2004, as this product approaches the end of a long product cycle.  Storage Systems revenue increased due to strong demand for disk and tape products.  Microelectronics revenue decreased in the second quarter of 2005 versus the second quarter of 2004, as the company positioned itself for delivery of game processors in the second half of 2005. Demand for the company’s Engineering and Technology business continues to be strong.

Personal Computing Division revenue decreased 79.2 percent in the second quarter and 43.1 percent for the first six months of 2005 versus the same periods last year, driven by sale of the Personal Computing business to Lenovo on April 30, 2005.  (See Note 10 on pages 16 and 17 for additional information).

Software revenue increased in the second quarter and first six months of 2005 versus the same periods last year, driven by strong growth in the company’s strategic Middleware offerings of 11.0 percent and 7.0 percent, respectively, and increases in Operating Systems products of 2.5 percent and flat, respectively.

Global Financing revenue declined in the second quarter and first six months of 2005 versus the same periods in 2004 primarily due to a continued decline in the income-generating asset base.  See pages 56 to 64 for additional information regarding Global Financing results.

The following table presents each segment’s revenue as a percentage of the company’s total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Global Services	53.8%	48.8%	52.4%	49.2%
Hardware	24.9	32.1	27.2	31.3
Software	17.2	15.0	16.3	15.3
Global Financing	2.8	2.8	2.7	2.9
Enterprise Investments/Other	1.3	1.3	1.4	1.3
Total	100.0%	100.0%	100.0%	100.0%

Gross Profit

For the three months ended June 30:	2005	2004	Yr. To Yr. Change
Gross Profit Margin:
Global Services	26.1%	24.4%	1.7	pts.
Hardware	33.9	29.0	4.9
Software	86.7	86.2	0.5
Global Financing	52.6	59.4	(6.8)
Enterprise Investments/Other	43.8	46.4	(2.6)
Total	39.4%	36.4%	3.0	pts.

For the six months ended June 30:	2005	2004	Yr. To Yr. Change
Gross Profit Margin:
Global Services	25.2%	24.1%	1.1	pts.
Hardware	30.4	27.8	2.6
Software	86.6	86.1	0.5
Global Financing	53.4	59.9	(6.5)
Enterprise Investments/Other	48.5	43.0	5.5
Total	37.7%	36.0%	1.7	pts.

The increase in the Global Services gross profit margin was due to improved gross profit margins across all categories.  The increase in hardware margin was primarily due to the sale of the Personal Computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005.  The decrease in Global Financing gross profit margin was driven by declining financing margins primarily due to the changing short-term interest rate environment.

Expense

The Total expense and other income expense-to-revenue ratio increased 1.5 points and 1.0 points to 27.1 percent and 27.2 percent in the second quarter and first half of 2005, respectively, versus the same periods of 2004.  The increase in the expense-to-revenue ratio in the second quarter was primarily due to the 3.6 percent decrease in revenue and 2.0 percent increase in expense.  The increase in expense-to-revenue ratio in the first six months was primarily driven by the 3.6 percent increase in expense.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. To Yr. Percent Change
Selling, general and administrative expense:
Selling, general and administrative - base	$4,266	$4,057	5.2%
Advertising	303	338	(10.4)
Workforce reductions - ongoing	85	85	0.0
Restructuring	1,504	—	nm
Bad debt expense	5	50	(90.0)
Retirement-related expense	181	65	178.5
Stock-based compensation expense	153	225	(32.3)
Total	$6,497	$4,820	34.8%

nm - not meaningful

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. To Yr. Percent Change
Selling, general and administrative expense:
Selling, general and administrative - base	$8,494	$7,912	7.4%
Advertising	628	649	(3.2)
Workforce reductions - ongoing	195	266	(26.7)
Restructuring	1,504	—	nm
Bad debt expense	(29)	53	(154.7)
Retirement-related expense	320	143	123.8
Stock-based compensation expense	318	455	(30.3)
Total	$11,430	$9,478	20.6%

nm - not meaningful

Total Selling, general and administrative (SG&A) expense increased 34.8 percent (32 percent adjusting for currency) and 20.6 percent (18 percent adjusting for currency), respectively, in the second quarter and first six months of 2005 versus the same periods in 2004.  The increase in the second quarter and first six months of 2005 was primarily due to the restructuring charges recorded in the second quarter of 2005.  (See Note 6 on pages 8 to 10 for additional information). In addition, retirement-related expenses (see pages 38 and 39 for additional information) increased in both periods and the effects of currency increased expense by $118 million in the second quarter and $209 million in the first six months of 2005.  These increases were partially offset by lower stock-based compensation expense, bad debt expense and advertising expense.  (See Note 5 on pages 7 and 8 for additional information regarding stock-based compensation expense). Bad debt expense declined primarily due to the overall reduction in the financing asset portfolio, the improvement in economic conditions and the improved credit quality of the portfolio in the second quarter of 2005 as compared to the second quarter of 2004.

The change in total SG&A expense for the first six months of 2005 versus the first six months of 2004 was driven by the same factors affecting the second quarter of 2005.

Other (income) and expense

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Other (income) and expense:
Foreign currency transaction losses	$90	$96	(6.3)%
Interest income	(72)	(41)	75.6
Net gains from securities and investment assets	(50)	(6)	nm
Net realized gains from certain real estate activities	—	(40)	nm
Restructuring	236	—	nm
Other	(1,915)	14	nm
Total	$(1,711)	$23	nm

nm - not meaningful

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Other (income) and expense:
Foreign currency transaction losses	$171	$208	17.8%
Interest income	(129)	(80)	61.3
Net (gains)/losses from securities and investment assets	(53)	(10)	nm
Net realized (gains)/losses from certain real estate activities	1	(44)	nm
Restructuring	236	—	nm
Other	(1,915)	(38)	nm
Total	$(1,689)	$36	nm

nm - not meaningful

Other (income) and expense was income of $1,711 million in the second quarter 2005 versus expense of $23 million in the second quarter of 2004.  This change was driven by the gain associated with the sale of the company’s Personal Computing business to Lenovo on April 30, 2005.  The pretax gain associated with this transaction was $1,097 million. See Note 10 on pages 16 and 17 for additional information. In addition, on June 30, 2005, the company settled certain antitrust issues with the Microsoft Corporation and the gain from this settlement was $775 million.  These gains were partially offset by real estate-related restructuring charges of $236 million recorded in the second quarter of 2005.  See Note 6 on pages 8 to 10 for additional information.

The change in Other (income) and expense for the first six months of 2005 versus the first six months of 2004 was driven by the same factors affecting the second quarter of 2005.

Research, Development and Engineering

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Research, development and engineering	$1,477	$1,476	0.1%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Research, development and engineering	$2,936	$2,892	1.5%

Research, development and engineering expense was flat in the second quarter of 2005 and increased 1.5 percent in the first six months of 2005 versus the same periods in 2004.  The increase for the first six months of 2005 was primarily due to increased spending in the Systems and Technology Group for server and storage products (approximately $89 million), partially offset by lower spending in Microelectronics ($52 million), as well as increased spending in Software (approximately $24 million), partially offset by lower spending in the Personal Computing Division (approximately $13 million).  In addition, retirement-related expense increased $26 million and $51 million in the second quarter and first six months of 2005 versus the same periods of 2004, respectively, and stock-based compensation expense declined $24 million and $43 million in the second quarter and first six months of 2005 versus the comparable periods in 2004.

Intellectual Property and Custom Development Income

(Dollars in Millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$121	$253	(52.2)%
Licensing/royalty-based fees	76	98	(22.4)
Custom development income	91	81	12.3
Total	$288	$432	(33.5)%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$155	$275	(43.6)%
Licensing/royalty-based fees	182	188	(3.2)
Custom development income	170	149	14.1
Total	$507	$612	(17.3)%

Sales and other transfers of intellectual property decreased in the second quarter and first six months of 2005 versus the second quarter and first six months of 2004, primarily due to AMCC’s acquisition of the company’s IP associated with its embedded PowerPC 4xx standard processor products for $208 million in the second quarter of 2004.  The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.  There were no significant IP transactions in the second quarter of 2005.

Interest Expense

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Interest expense	$67	$33	104.4%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Interest expense	$116	$68	71.3%

The increase in Interest expense was primarily due to higher average non-Global Financing debt and higher effective interest rates in the second quarter and first six months of 2005, compared with the same periods of 2004.

Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See page 62 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$491	$173	183.8%
Nonpension postretirement benefits-cost	91	82	11.0
Total	$582	$255	128.2%

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$947	$372	154.6%
Nonpension postretirement benefits-cost	184	185	(0.5)
Total	$1,131	$557	103.1%

Included in the amounts above, the company had costs of approximately $322 million and $17 million associated with its defined benefit pension plans for the second quarter of 2005 and 2004, respectively. The comparable amount for the first six months of 2005 and 2004 was costs of approximately $589 million and $23 million, respectively.  Theses increases were driven by several factors including changes in the U.S. and certain non-U.S. discount rate assumptions, changes in the non-U.S. expected long-term return on asset assumptions, and recognition of previously deferred pension costs in accordance with SFAS 87, “Employers’ Accounting for Pensions,” partially offset by the company’s plan contributions. The second quarter 2005 year-to-year increase impacted gross profit, SG&A expense, RD&E expense and Other (income) and expense by approximately $170 million, $116 million, $26 million and $14 million, respectively.  The six months of 2005 year-to-year increase impacted gross profit, SG&A expense, RD&E expense and Other (income) and expense by approximately $330 million, $177 million, $51 million and $14 million, respectively.

Provision for Income Taxes

The effective tax rates for the second quarter of 2005 and 2004 were 32.3 percent and 30.1 percent, respectively.  The corresponding effective tax rates for the first six months of 2005 and 2004 were 31.3 percent and 30.1 percent, respectively.  The increases in the quarterly and six months’ tax rates were attributable to the tax effects of the restructuring actions, Personal Computing business divestiture gain and the Microsoft antitrust settlement recorded during the second quarter of 2005.

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for the company to repatriate earnings accumulated outside the U.S. by allowing the company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In order to benefit from this incentive, the company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer and Board of Directors.  As of June 30, 2005, the company had not yet finalized its plan for repatriation of foreign earnings.

Accordingly, as provided for in FSP FAS No. 109-2, the company had not yet adjusted its income tax expense and balance sheet as of June 30, 2005, to reflect the effect of the new repatriation provision.

In late July, the company’s Chief Executive Officer and Board of Directors approved the company’s repatriation plan under the Act.  See Note 15 on page 23 for additional details regarding this subsequent event.

Weighted-Average Common Shares

For the three months ended June 30:	2005	2004	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$1.14	$1.01	12.9%
Basic	$1.15	$1.03	11.7

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,627.9	1,711.3	(4.9)%
Basic	1,603.9	1,679.6	(4.5)

For the six months ended June 30:	2005	2004	Yr. To Yr. Percent Change
Earnings per share from continuing operations:
Assuming dilution	$1.98	$1.80	10.0%
Basic	$2.02	$1.84	9.8

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,644.2	1,719.4	(4.4)%
Basic	1,616.3	1,685.6	(4.1)

The amount of shares actually outstanding at June 30, 2005 was 1,595.8 million.

The weighted average number of common shares outstanding-assuming dilution during the second quarter and first six months of 2005 was 83.4 million and 75.2 million lower than the same periods in 2004 primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the second quarter and first six months of 2005 versus second quarter and first six months of 2004, respectively, external segment results. The external segment results include equity compensation charges and the change in the company’s reportable segments as discussed in Note 5 on pages 7 and 8.

Global Services

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Global Services Revenue:	$11,985	$11,272	6.3%
Strategic Outsourcing	$4,939	$4,698	5.1
Business Consulting	3,669	3,360	9.2
Integrated Technology	1,899	1,811	4.8
Maintenance	1,478	1,403	5.3

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Global Services Revenue:	$23,681	$22,296	6.2%
Strategic Outsourcing	$9,943	$9,314	6.8
Business Consulting	7,111	6,646	7.0
Integrated Technology	3,700	3,510	5.4
Maintenance	2,927	2,826	3.6

Global Services revenue increased 6.3 percent (4 percent adjusting for currency) and 6.2 percent (3 percent adjusting for currency) in the second quarter and first six months of 2005, respectively, versus the same periods in 2004.  Although SO revenue continued to grow, it also continued to experience a slowdown in its revenue growth rate due to the cumulative effect of lower signings, throughout 2004 and the first quarter of 2005.  The company had strong SO signings in the Americas and EMEA in the second quarter of 2005.  The company continued its focus on pipeline development and is pleased with the progress made in converting the pipeline to signings this quarter.  Though these signings do not necessarily translate immediately to revenue growth, they should provide substantial benefits over longer periods of time.

Business Consulting Services (BCS) revenue growth was led by strong growth in the Americas and EMEA, with EMEA having double digit year-to-year growth in the second quarter of 2005.  BCS signings were up 30 percent in the second quarter of 2005 versus 2004.  Consulting and Systems Integration (C&SI) signings were up 4 percent led by double digit growth in its commercial business, which excludes the U.S. Federal government.  Business Transformation Outsourcing (BTO) signings, which includes transformational consulting and business process operations, grew approximately 200 percent as three deals over $100 million in the quarter were in BTO.  The company’s C&SI business improved this quarter as utilization continued to improve and pricing trends remained stable to improving.  The company’s BTO business, included in the company’s offerings to address the Business Performance Transformation Services (BPTS) opportunity, continues to show strong growth year-to-year.

ITS signings were up 6 percent in the second quarter of 2005 as the company was successful in correcting many of the short-term signings issues it experienced in the first quarter of 2005, although the company continued to see some weakness in EMEA and Japan.  The ITS business is more dependent upon signings in the quarter.

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. To Yr. Percent/ Margin Change
Global Services:
Gross profit	$3,123	$2,750	13.6%
Gross profit margin	26.1%	24.4%	1.7	pts.

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent/ Margin Change
Global Services:
Gross profit	$5,961	$5,365	11.1%
Gross profit margin	25.2%	24.1%	1.1	pts.

Global Services gross profit dollars increased primarily due to the corresponding increase in revenue and improving gross profit margins across all categories of Global Services.  The gross profit margin improvement was primarily due to improved utilization levels, primarily within BCS, and a better contract profile versus corresponding periods in the prior year.

Hardware

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Hardware Revenue:	$5,412	$7,319	(26.0)%
Systems and Technology Group	$4,855	$4,640	4.7%
z Series			(23.6)
i Series			10.4
p Series			36.0
x Series			9.8
Storage Systems			18.6
Microelectronics			(5.1)
Engineering and Technology Services			37.5
Retail Store Solutions			(19.0)
Printer Systems			(3.1)
Personal Computing Division	557	2,679	(79.2)

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change
Hardware Revenue:	$12,020	$13,921	(13.6)%
Systems and Technology Group	$9,144	$8,865	3.2%
z Series			(20.2)
i Series			5.7
p Series			23.6
x Series			9.1
Storage Systems			12.1
Microelectronics			(1.4)
Engineering and Technology Services			46.2
Retail Store Solutions			(15.4)
Printer Systems			(3.5)
Personal Computing Division	2,876	5,056	(43.1)

Systems and Technology Group revenue increased 4.7 percent (3 percent adjusting for currency) and 3.2 percent (1 percent adjusting for currency) in the second quarter and first six months of 2005, respectively, versus the same periods in 2004.  The pSeries server revenue increased with strong double-digit growth in all geographies as clients continue to recognize the strength and leadership of the POWER architecture that emerged with the POWER strategy in 2000.  The company expects solid share gains in the UNIX market when the external results are reported.  iSeries server revenue increased driven by demand for the high-end of the company’s POWER5 based offerings.  Revenue continues to improve for the iSeries servers as more ISV’s and clients commit to the new POWER5 based offerings.  xSeries increased due to strong revenue growth in the second quarter in the company’s blade, low-end and mainstream rack servers.  The company’s momentum in Blades remains strong with revenue growth over 65 percent in the second quarter and 76 percent for the first six months of 2005 versus the same periods in 2004, respectively.  zSeries server revenue decreased as the company approached the end of a long product cycle and the comparison to last year’s strong performance.  MIPS (millions of instructions per second) shipments declined 19 percent in the second quarter versus the second quarter of 2004.  The zSeries’ unique security, integration and workload management capabilities will be extended even further in the company’s new zSeries servers which will be announced the last week of July for availability in mid-September.

Total Storage revenue growth was strong as the company completed the product transition to its new disk offerings which started in the first quarter of 2005.  External disk and storage network revenue grew 16 percent and 11 percent, respectively, and tape grew at 28 percent and 20 percent, respectively, for the second quarter and first six months of 2005 versus the same periods in 2004.  Storage virtualization sales have grown to over 1,200 licenses since inception.  True virtualization software removes the required linkage between storage software and hardware, giving clients additional choices and avoiding vendor lock-in.  These results validate the clients’ need for complete, end-to-end, information on demand solutions.  When the data becomes available, the company believes it will have gained share again in the external disk and tape markets.

Microelectronics revenue declined as the company positioned itself for delivery of game processors in the second half of 2005.  The company continues to focus on the growth and profitability in the underlying business, while capitalizing on the upcoming game chip opportunity. Engineering & Technology Services (E &TS) revenue continued to show strong growth as it represents a unique opportunity for the company to leverage its deep capabilities, expertise and assets in engineering design to benefit client engineering and R&D processes.

Retail Stores Solutions revenue decreased primarily due to a number of large transactions that were recorded in the first half of 2004 and demand from these large clients declined in the first six months of 2005.  Printer Systems revenue decreased due primarily to lower maintenance revenue as a result of a declining install base.

Personal Computing Division revenue decreased as a result of the company divesting its Personal Computing business to Lenovo on April 30, 2005.  The second quarter 2005 results include one month of revenue versus three months in 2004 and the six month of 2005 results have four months of revenue versus six months in 2004.  See Note 10 on pages 16 and 17 for additional information.

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent/ Margin Change
Hardware:
Gross profit	$1,957	$2,217	(11.7)%
Gross profit margin	36.2%	30.3%	5.9	pts.

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent/ Margin Change
Hardware:
Gross profit	$3,918	$4,109	(4.7)%
Gross profit margin	32.6%	29.5%	3.1	pts.

The decreases in gross profit dollars for the second quarter and first six months of 2005 versus 2004 were primarily due to the sale of the company’s Personal Computing business on April 30, 2005.  The increases in gross profit margin were also primarily due to the sale of the Personal computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005.

Systems and Technology Group gross profit margins were essentially flat for the second quarter and first six months of 2005 ( 41.3 percent and 40.2 percent) versus the same periods of 2004 (41.5 percent and 40.2 percent), respectively.  Microelectronics margins improved (9.2 points and 12.0 points) driven by improved manufacturing yields versus 2004, while Storage Systems margins declined (4.9 points and 6.8 points) primarily driven by product discounting.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 34 (and derived from page one) primarily relate to the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 66 of the IBM 2004 Annual Report). The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring segment management’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions) For the three months ended June 30:	2005	2004	Yr. to Yr. Percent Change

Software Revenue:	$3,821	$3,458	10.5%
Middleware	$3,025	$2,724	11.0
WebSphere Family			17.6
Information Management			14.7
Lotus			17.3
Tivoli			28.0
Rational			7.5
Other Middleware			2.0
Operating Systems	592	577	2.5
Other	204	157	29.9

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent Change

Software Revenue:	$7,372	$6,924	6.5%
Middleware	$5,819	$5,440	7.0
WebSphere Family			14.6
Information Management			9.9
Lotus			13.9
Tivoli			21.7
Rational			3.6
Other Middleware			(0.8)
Operating Systems	1,183	1,181	0.2
Other	370	303	22.1

Software revenue increased 10.5 percent (7 percent adjusting for currency) and increased 6.5 percent (3 percent adjusting for currency) in the second quarter and first six months of 2005, respectively, versus the same periods of 2004.  Software demand in the second quarter of 2005 was strong overall with particular strength in the Americas and Asia.  In these geographies the company saw good demand in both large and small transactions, however growth in Europe lagged the other geographies.

The WebSphere family revenue increased with growth in WebSphere Portal (36 percent and 28 percent) and Websphere Application Server (24 percent and 19 percent) software in the second quarter and first six months of 2005 versus the second quarter and first six months of 2004, respectively.  The company believes it gained share in the second quarter and continues to extend its market leading position over its nearest competitor.  Information Management software revenue increased with growth in the DB2 database family (14 percent and 11 percent) revenue in the second quarter and first six months of 2005 versus the comparable periods in 2004, respectively.  In the second quarter the company concluded its acquisition of Ascential Software, a leader in enterprise data integration which enhances the company’s capabilities to integrate applications and business information.  The company believes it gained share in Information Management software in the second quarter of 2005.  Lotus software revenue increased driven by accelerated growth in Notes in the second quarter of 2005, driven by new license sales and renewals.  The introduction of Lotus Workplace software has reinforced the company’s customers’ commitment to this platform.  This has led to strong growth in Notes; also within Notes, Workplace revenue has more than doubled year-over-year from a small base.  The company believes it gained share in this marketplace in the second quarter of 2005.  Tivoli software revenue increased with strong growth across the security, storage and automation software businesses.  In June the company announced its intent to acquire Isogon Corporation, a leading provider of software asset management solutions, including technology that manages licenses for software running on mainframe computers.  The company expects to close this acquisition in July.  Rational software revenue increased with particular strength in Asia during the second quarter of 2005.  Similar to some of the company’s competitors in the software tools market, the company experienced weakness in Europe.

Revenue from Other Middleware products, including host software products such as compilers, certain tools and Other Storage and Printer software, increased 2.0 percent in the second quarter and declined slightly for the first six months of 2005 versus the same periods in 2004.

Operating systems software revenue increased in the second quarter and first six months of 2005 versus the same periods in 2004, primarily due to an increase in iSeries revenue, partially offset by lower zSeries and pSeries revenue.

The company continues to invest in its software portfolio through internal development and complementary acquisitions.  The company’s investments have led to strong acceptance of the company’s key middleware products.

(Dollars in millions) For the quarter ended June 30:	2005	2004	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$3,313	$2,982	11.1%
Gross Profit Margin	86.7%	86.2%	0.5	pts.

(Dollars in millions) For the six months ended June 30:	2005	2004	Yr. to Yr. Percent/ Margin Change
Software:
Gross Profit	$6,383	$5,961	7.1%
Gross Profit Margin	86.6%	86.1%	0.5	pts.

The increase in Software gross profit dollars and gross profit margin for the second quarter and first six months ended June 30, 2005 versus the same periods of 2004 was primarily driven by growth in Software revenue, improved royalty costs and favorable currency movements.

Global Financing

See pages 56 to 64 for a discussion of Global Financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments decreased 3.0 percent to $261 million (6 percent adjusting for currency) and increased 1.7 percent to $553 million (down 2 percent adjusting for currency) in the second quarter and first six months of 2005, respectively, versus the same periods in 2004.  The revenue decrease in the second quarter of 2005 was attributable to lower product life-cycle management software revenue.  The revenue increase for the first six months of 2005 was a result of improved first quarter demand for product life-cycle software, primarily for Small & Medium Business.

Gross profit dollars decreased 2.7 percent to $116 million and increased 5.3 percent to $251 million in the second quarter and first six months of 2005, respectively, versus the same periods in 2004.  The gross profit margin decreased 0.1 points to 44.2 percent in the second quarter of 2005 and increased 1.6 points to 45.4 percent for the first six months of 2005 versus the same periods of 2004.  The decrease in gross profit dollars and gross profit margin in the second quarter of 2005 was primarily driven by the decrease in software revenue.  The increases in gross profit dollars and margin were primarily driven by higher product life-cycle management software revenue and an increased gross profit margin for software driven by lower vendor costs in the second quarter and first six months of 2005 versus the same periods in 2004.

Business Performance Transformation Services

Business Performance Transformation Services, or BPTS, continues to gain traction and is a major growth opportunity that the company launched in 2004.  The company’s objective is to capture opportunities that lie beyond what enterprises have traditionally spent on information technology products and services.  The company sees strong demand in BPTS as clients seek strategic partners in the marketplace for business services.

In the second quarter of 2005, BPTS revenue was almost $1 billion, up 26 percent year-to-year, and, over $1.8 billion, up 32 percent, in the first six months of 2005 versus 2004.  The company closed a significant new contract in the second quarter where the company will operate a broad range of business support functions, including processes within the areas of human resources, finance and accounting, supply chain, customer contact, meter-to-cash and information technology. Since this contract includes both business process activity and the associated IT infrastructure, it will contribute to signings and revenue growth within both BCS and SO.

The company’s E&TS business takes IBM assets and expertise and applies them to transform a client’s engineering or R&D capability.  This quarter the company signed a contract to utilize its Cell microprocessor technology to run image-specific applications up to 10 times faster than present processors.  This BPTS contract leverages the Cell processor platform outside the gaming device market and into new products targeted at the medical imaging, industrial inspection, telecommunications and other industries.  E&TS is an important component of the company’s BPTS portfolio of offerings.

The company is encouraged by its progress, and is continuing to invest to build capabilities to address the BPTS opportunities.

Results of Discontinued Operations

The loss from discontinued operations was $22 million and $27 million in the second quarter and first six months of 2005, respectively, versus $2 million and $3 million in the second quarter and first six months of 2004.  The 2005 charges are for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the hard disk drive business to Hitachi Ltd. on December 31, 2002.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 49 through 51 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 56 to 64. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2005	2004

Current assets	$40,510	$47,143
Current liabilities	32,197	39,786
Working capital	$8,313	$7,357

Current ratio	1.26:1	1.18:1

Current assets decreased $6,633 million due to declines of: $3,865 million in short-term receivables primarily resulting from the collection of typically higher year-end customer and commercial short- term financing receivables, and a $1,290 million impact due to the effects of currency, partially offset by the receivable from Microsoft associated with the legal settlement of certain antitrust issues for $775 million; $1,911 million in Cash and cash equivalents and Marketable Securities due to pension funding, share repurchase and variable compensation requirements, and approximately $662 million due to the effects of currency, partially offset by the sale of the company’s Personal Computing business to Lenovo (see Cash Flow analysis on page 50).

Current liabilities decreased $7,589 million due to declines of: $3,342 million in Accounts payable of which approximately $1.1 billion was due to the sale of the company’s Personal Computing business to Lenovo with the remaining decrease due to declines from typically higher year-end levels; $1,965 million in Short-term debt which was driven by the settlement of debt instruments that matured in the first six months of 2005; $1,113 million in compensation and benefit accruals: and $898 million in Taxes payable both driven by declines in these balances from typically higher year-end levels; and $1,448 million in other accruals primarily driven by a decline in derivative liabilities and a $372 million currency impact.  These declines were partially offset by a net increase of $1,152 million in current restructuring accruals due to the restructuring actions taken in the second quarter.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 56 to 64.

	Six Months Ended
	June 30,
(Dollars in millions)	2005	2004
Net cash provided by/(used in) continuing operations:
Operating activities	$5,213	$7,448
Investing activities	(2,018)	(2,639)
Financing activities	(3,931)	(4,188)
Effect of exchange rate changes on cash and cash equivalents	(662)	(121)
Net cash used in discontinued operations	(7)	(75)
Net change in cash and cash equivalents	$(1,405)	$425

The decrease in net cash provided from operating activities for the first six months of 2005 as compared to the first six months of 2004 was driven by the $1.7 billion funding of the PPP in January 2005; in addition to an increase in cash used in working capital activities, which is estimated to be in part the result of the sale of the Personal Computing business to Lenovo.

The decrease in net cash flows used in investing activities was attributable to lower net marketable securities and other investments of approximately $.7 billion due primarily to other cash requirements discussed on page 49; and approximately $.5 billion due to the sale of the company’s Personal Computing business.  These decreases were partially offset by approximately $.3 billion in higher acquisition costs in the first six months of 2005 than in the first six months of 2004; and approximately $.2 billion growth in net capital spending due to lower asset sales in the first six months of 2005 than in the same period of 2004.

The slight decrease in net cash flows used in financing activities was primarily the result of an increase of approximately $2.9 billion of proceeds from new debt issuances in the first six months of 2005, mostly offset by increased stock repurchases in the first six months of 2005 compared with the same period of 2004.

Non-Current Assets and Liabilities

(Dollars in millions)	At June 30, 2005	At December 31, 2004
Non-current assets	$62,878	$63,860
Long-term debt	17,584	14,828
Non-current liabilities (excluding debt)	23,482	24,701

The decrease in Non-current assets was due to a $1,752 million decrease in long-term financing receivables (see page 60) and a $963 million decrease in Plant, rental machine and other property-net driven by the effects of currency, (approximately $425 million), and asset sales.  These declines were partially offset by a $1,079 million increase in Prepaid pension assets due to the $1.7 billion funding of the PPP in the first quarter of 2005 and a $728 million increase in Goodwill due to the company’s acquisitions in the first six months of 2005.

Long-term debt increased $2,756 million due to new debt issuances in the first six months of 2005.  The company continually monitors interest rates and manages its short and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $1,219 million due to decreases of $727 million in Retirement and nonpension postretirement obligations and $493 million in other accruals. These declines were primarily due to the effects of currency.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2005	2004

Total company debt	$23,718	$22,927
Non-Global Financing debt*	$2,845	$607
Non-Global Financing debt/capitalization	9.5%	2.2%

*      Non-Global Financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on pages 58 and 62.

The increase in non-Global Financng debt was driven by the seasonality of cash generation of the company’s business and the company’s first half investments.

Equity

Stockholders’ equity decreased $1,563 million from December 31, 2004, primarily due to the company’s ongoing stock repurchase program, partially offset by an increase in retained earnings driven by net income.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2004 IBM Annual Report on page 17.

•              Economic environment and corporate IT spending budgets

•              Internal business transformation and efficiency initiatives

•              Innovation initiatives

•              Open standards

•              Emerging business opportunities

In the second quarter, the company executed several strategic and important actions that positively position the company going-forward.

The company completed the sale of its Personal Computing business.  This divestiture eliminates the volatility associated with a cyclical business and the company’s financial profile improves by removing a lower margin, commoditizing business from its portfolio.

The company implemented restructuring actions on a worldwide basis, with specific focus on the company’s European operations.  These actions are designed to improve the company’s operating efficiency and to strengthen its client-facing capabilities.  In addition, the company implemented a new, streamlined management system in Europe.

The company’s restructuring actions are designed to yield a more competitive cost structure, provide more pricing flexibility and allow the company to more efficiently manage escalating labor costs, including retirement-related costs.  Overall, these actions are estimated to yield cost and expense savings of approximately $500 million in the second half of 2005 and $1,300 million in 2006.

The company’s strategies, investments and specific operational actions are all designed to deliver on its business model based on innovation and to best position the company for the longer term.  Looking forward, the company remains committed to its longer-term model to deliver double-digit earnings per share growth.

Global Services Signings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004
Longer-term*	$9,228	$5,115	$14,683	$10,561
Shorter-term*	5,367	4,951	9,938	10,004
Total	$14,595	$10,066	$24,621	$20,565

* Longer-term signings include SO and BTO contracts as well as the U.S. Federal government contracts within BCS.  Shorter-term signings include ITS and all other BCS contracts.  These amounts have been adjusted to exclude the impact of year-to-year currency changes.

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

Signings include SO, BCS and ITS contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Maintenance is not included in signings as maintenance contracts tend to be more steady-state, where revenues equal renewals, and therefore, the company does not think they are as useful a predictor of future performance.

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

The estimated services backlog was $113 billion at June 30, 2005, up approximately $3 billion from March 31, 2005 and $2 billion from December 31, 2004.

The amount of IP and custom development income has been declining in recent years.  The overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first six months of 2005 as compared with the first six months of 2004 by $574 million as discussed on pages 38 and 39.  The company expects this trend to continue during the remaining quarters of 2005.  It is expected that the full year 2005 impact will be approximately $1.0 billion higher than in 2004, excluding the 2004 one-time charge of $320 million related to the partial settlement of certain legal claims against the PPP.  In addition, total stock-based compensation decreased $253 million on a pre-tax basis in the first six months of 2005 versus the comparable 2004 period.  It is expected that second half 2005 total pre-tax stock-based compensation expense will be consistent with amounts recorded in the first half 2005 period.  These amounts can be impacted by additional factors such as acquisitions and employee departures/forfeitures.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events (such as the second quarter events and the third quarter repatriation charge described in “Provision for Income Taxes” on pages 39 and 40) as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement.  As a result, the U.S. enacted the American Jobs Creation Act of 2004 (the “Act”) in October 2004.  The Act repeals the export subsidy for transactions after 2004 with two years of transition relief (2005-2006).  The Act also provides a nine-percent deduction for income from qualified domestic production activities which will be phased in over 2005-2010.  While the company is still awaiting additional U.S. Treasury Department and Internal Revenue Service guidance, the company does not expect this legislation to adversely affect its ongoing effective tax rate for 2005 or 2006.

Also, the Act includes a temporary incentive for the company to repatriate earnings accumulated outside the U.S.  The current status of the company’s evaluation and related impacts are discussed in “Provision for Income Taxes” on pages 39 and 40 and in Note 15, “Subsequent Events” on page 23.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial position and results of operations.  At June 30, 2005, foreign exchange rate changes resulted in assets and liabilities denominated in foreign currencies being translated into fewer U.S. dollars than at year-end 2004. The company uses a variety of hedging instruments to limit specific currency risks related to foreign currency-denominated transactions and net investment in foreign operations. Further discussion of currency and hedging appears in the 2004 IBM Annual Report in note l, “Derivatives and Hedging Transactions,” on pages 65 to 67.

The company earned approximately 22 percent of its net income in currencies other than the U.S. dollar in the first half of 2005.  In general, these currencies were stronger against the U.S. dollar during the first half of 2005 compared to the first half of 2004, so 2005 foreign currency earnings translated into more dollars than they would have in the first half of 2004.  The company maintains hedging programs to limit the volatility of the company’s financial results due to currency impacts.  These hedging programs reduce the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to affecting the company’s results of operations, the impact of currency changes also may affect the company’s pricing and sourcing actions, although it is difficult to track and quantify the impact.  Generally, extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative.

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

Liquidity and Capital Resources

On pages 30 and 31 of the company’s 2004 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 30, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, the size of the company’s global credit facilities and committed trade receivables securitization facility.  For the six months ended or as of, as applicable, June 30, 2005, those amounts are $5.2 billion, $8.7 billion, $10 billion and $0.5 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2005 appear in the table below and remain unchanged from December 31, 2004.  The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 31 of the 2004 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 50 of this Form 10-Q, the following is the management view of cash flows for the first six months of 2005 and 2004 prepared in a manner consistent with the table on page 31 of the 2004 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions)
For the period ended June 30:	2005	2004
Net cash from operating activities (comprised of):	$5,213	$7,448
Cash from Global Financing accounts receivable	3,752	3,960
Cash available for investment and for distribution to shareholders	1,461	3,488
Net Global Financing receivables/debt	3,288	2,416
Net capital expenditures	(2,026)	(1,737)
Net (acquisitions)/divestitures	(636)	(821)
Returns to shareholders	(5,766)	(3,649)
Non Global Financing debt	1,746	122
Other	528	606
Net change in cash and cash equivalents	$(1,405)	$425

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 13 on pages 18 to 21 of this Form 10-Q. With respect to pension funding, the company is not quantifying such impact because it is not possible to predict the future timing or direction of the capital markets.  However, using December 31, 2004 actuarial assumptions for 2005, if the full year actual return on plan assets for the PPP was less than 1.5 percent and the discount rate remains unchanged, the PPP’s ABO would be greater than its Plan assets.  As discussed on pages 32 and 78 to 85 of the 2004 IBM Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders equity.  Actual return on the PPP plan assets for the first six months of 2005 was a 2.7 percent gain.

Global Financing

Global Financing is a business segment within IBM, that is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004
External revenue	$620	$652	$1,199	$1,317
Internal revenue	275	286	724	566
Total revenue	895	938	1,923	1,883
Total cost	385	373	873	753
Gross profit	$510	$565	$1,050	$1,130
Gross profit margin	57.0%	60.3%	54.6%	60.0%
Pre-tax income	$338	$339	$729	$704
After-tax income	$212	$208	$459	$446
Return on equity*	27.0%	26.0%	29.1%	27.6%

*      See page 63 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue decreased in the second quarter of 2005 versus the same period in 2004.  External revenue decreased 4.9 percent (7 percent at constant currency) in the second quarter of 2005 primarily driven by financing income of $442 million in 2005 versus $479 million in 2004, a decrease of 7.7 percent, due to a decrease in the average asset balance and declining asset yields.  Internal revenue decreased 3.8 percent in the second quarter of 2005 primarily driven by internal used equipment sales of $146 million versus $158 million in the second quarter of 2004, a decrease of 7.8 percent, partially offset by income from early terminations of internal leases.

Global Financing revenue increased in the first six months of 2005 versus the same period in 2004.  External revenue decreased 9.0 percent primarily driven by financing income of $871 million in 2005 versus $980 million in 2004, a decrease of 11.1 percent, due to a decrease in the average asset balance and declining asset yields.  Internal revenue increased 27.9 percent compared to 2004 driven by internal used equipment sales of $437 million in the first six months of 2005 versus $285 million in the same period in 2004, an increase of 53.2 percent, due primarily to early terminations of internal leases and subsequent sales of equipment to Global Services, partially offset by declines in internal zSeries sales.

Global Financing gross profit dollars decreased 9.8 percent and 7.1 percent for the second quarter and first six months of 2005, respectively, when compared to the same periods last year.  For the second quarter of 2005, the decrease in gross profit dollars was primarily driven by the decrease in external financing income discussed above and higher borrowing costs.  The decrease in gross profit margin was driven by reduced financing margins due to declining asset yields and lower equipment sales margins.  For the first six months of 2005, the decline in gross profit dollars was driven by the decrease in external financing income discussed above and higher borrowing costs, partially offset by internal equipment sales profit of $166 million in 2005 versus $140 million in 2004, an increase of 18.2 percent due to the early terminations referenced above.  The decrease in gross profit margin is driven by lower financing margins due to declining asset yields and a mix change away from higher margin financing and towards equipment sales.

Global Financing pre-tax income decreased 0.3 percent and increased 3.6 percent, respectively, for the second quarter and first six months of 2005, when compared to the same periods last year.  The decrease in the second quarter was driven by the decrease in gross profit of $55 million discussed above, partially offset by a decrease in bad debt expense of $51 million.  The increase in the first six months of 2005 is primarily due to the decrease in bad debt expense of $83 million and the decreases in Selling, general and administrative expense as well as Other Charges of $23 million, partially offset by the decrease in gross profit of $80 million discussed above.  The decrease in bad debt expense is reflective of the declining size of the receivable portfolio, an improved general economic environment, and the improved credit quality of the portfolio.

The increase in return-on-equity in the second quarter and first six months of 2005 from the second quarter and first six months of 2004 was due to a decrease in equity as well as an increase in after-tax income.

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2005	2004

Cash	$1,260	$850
Net investment in sales-type leases	9,703	11,141
Equipment under operating leases:
External customers	1,701	1,817
Internal customers(a) (b)	1,718	1,906
Customer loans	8,257	9,889
Total customer financing assets	21,379	24,753
Commercial financing receivables	3,864	5,710
Intercompany financing receivables(a) (b)	1,848	2,172
Other receivables	147	223
Other assets	697	881
Total financing assets	$29,195	$34,589

Intercompany payables(a)	$3,339	$6,531
Debt(c)	20,873	22,320
Other liabilities	1,866	2,571
Total financing liabilities	26,078	31,422
Total financing equity	3,117	3,167
Total financing liabilities and equity	$29,195	$34,589

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

Originations

The following are total external and internal financing originations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004

Customer financing:
External	$2,763	$2,739	$5,035	$5,099
Internal	242	335	475	619
Commercial financing	6,118	5,994	12,286	11,412
Total	$9,123	$9,068	$17,796	$17,130

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the second quarter and first six months of 2005, which resulted in a net decline in financing assets from December 31, 2004. The increase in originations was primarily due to favorable currency movements.

Cash generated by Global Financing was deployed to pay the intercompany payables and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At June 30,	At December 31,
	2005	2004

Financial Services	31%	30%
Industrial	22	20
Business Partners*	16	19
Public	9	9
Distribution	9	9
Communications	9	9
Other	4	4
Total	100%	100%

*      Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

	At June 30,	At December 31,
(Dollars in millions)	2005	2004

Gross financing receivables	$21,723	$26,836
Specific allowance for doubtful accounts	491	654
Unallocated allowance for doubtful accounts	92	127
Total allowance for doubtful accounts	583	781
Net financing receivables	$21,140	$26,055
Allowance for doubtful account coverage	2.7%	2.9%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
Dec. 31,	Reserve	Bad Debt		June 30,
2004	Used*	Expense	Other**	2005
$781	$(114)	$(36)	$(48)	$583

*      Represents reserved receivables, net of recoveries, that were disposed of during the period.

**   Primarily represents translation adjustments.

The percentage of financing receivables reserved decreased from 2.9 percent at December 31, 2004, to 2.7 percent at June 30, 2005 due to the disposition of reserved receivables during the period combined with lower requirements for additional reserves.  Unallocated reserves decreased 27.6 percent from $127 million at December 31, 2004 to $92 million at June 30, 2005.  The decrease in Unallocated reserves is due to a decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 24.9 percent from $654 million to $491 million in 2005.  The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $36 million for the six months ended June 30, 2005, compared with an addition of $39 million for the six months ended June 30, 2004.  The decline was primarily attributed to the overall reduction in the financing asset portfolio, as well as the improvement in economic conditions and the improved credit quality of the portfolio in the first six months of 2005 as compared to the first six months of 2004.

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

Global Financing recovers its residual values in several ways, primarily through sales and leases of used equipment. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 36.2 percent and 39.8 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2005 and 35.4 percent and 33.0 percent in the second quarter and first six months, respectively, of 2004.  The increases are driven primarily by higher external used equipment sales in the second quarter and higher internal used equipment sales for the first six months, respectively, of 2005.  The gross margins on these sales were 30.3 percent and 31.9 percent in the second quarter of 2005 and 2004, respectively, and the gross margins were 27.3 percent and 28.3 percent for the first six months of 2005 and 2004, respectively.  The above decreases in gross margin were primarily due to lower internal equipment sales margins. In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new customers or extending leasing arrangements with current customers.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2004 and June 30, 2005.  In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of June 30, 2005.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are used in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The aggregate asset values associated with the guarantees were $133 million and $172 million for the financing transactions originated during the quarters ended June 30, 2005 and June 30, 2004, respectively, and, $237 million and $281 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $8 million for the financing transactions originated during the quarters ended June 30, 2005 and June 30, 2004, respectively, and, $9 million and $14 million for the financing transactions originated during the six months ended June 30, 2005 and June 30, 2004, respectively. The cost of guarantees was $1.3 million for the quarter ended June 30, 2005 and $1.2 million for the quarter ended June 30, 2004, respectively, and $2.5 million and $2.4 million for each of the six months ended June 30, 2005 and June 30, 2004, respectively.

Residual Value

	Amortization of June 30, 2005 balance
	Dec. 31,	Jun. 30,				2008 and
(Dollars in millions)	2004	2005	2005	2006	2007	beyond
Sales-type leases	$836	$769	$211	$243	$241	$74
Operating leases	164	169	71	48	42	8
Total unguaranteed residual value	$1,000	$938	$282	$291	$283	$82

Related original amount financed	$25,982	$23,448
Percentage	3.8%	4.0%

Debt

	At June 30,		At December 31,
	2005		2004
Debt to equity ratio	6.7	x	7.0	x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1.  The debt is used to fund Global Financing assets. The debt is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivable. The inter-company loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 58.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal).  As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on page 56 and in Segment Information on pages 75 through 78.

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

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004
Numerator:
Global Financing after tax income*	$212	$208	$459	$446
Annualized after tax income (A)	$850	$833	$918	$892
Denominator:
Average Global Financing equity (B)**	$3,150	$3,201	$3,156	$3,229
Global Financing Return on Equity(A)/(B)	27.0%	26.0%	29.1%	27.6%

*      Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**   Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30 and for the six months ended June 30, respectively.

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software, and services businesses, originations for both customer and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as customer participation rates.

As a result of the company divesting its Personal Computing business to Lenovo in the second quarter, Global Financing will support Lenovo’s PC business through an exclusive, five year agreement covering all Global Financing lines of business effective May 1, 2005.  These participations with Lenovo will be external revenue to Global Financing.

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

Part II - Other Information

ITEM 1.  Legal Proceedings

Refer to Note 13 on pages 18 to 21 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2005.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program (1)

April 1, 2005 - April 30, 2005	6,744,000	$77.93	6,744,000	$4,727,286,925

May 1, 2005 - May 31, 2005	9,180,000	$75.43	9,180,000	$4,034,800,837

June 1, 2005 - June 30, 2005	4,762,000	$75.63	4,762,000	$3,674,640,357

Total	20,686,000	$76.29	20,686,000

(1)   On October 26, 2004, the IBM Board of Directors authorized up to $4.0 billion in additional funds for use in the company’s common stock repurchase program.  This authorization was fully utilized by April 2005.  On April 26, 2005, the IBM Board of Directors authorized up to an additional $5.0 billion in funds for use in such program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.  This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

ITEM 4. Submission of Matters to a Vote of Security Holders

The International Business Machines Corporation held its Annual Meeting of Stockholders on April 26, 2005.  For more information on the following proposals, see the company’s proxy statement dated March 7, 2005, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the ten nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
C. Black	1,222,254,980	87,925,075
K. I. Chenault	1,236,730,939	73,449,116
J. Dormann	1,245,609,076	64,570,979
M. L. Eskew	949,288,000	360,892,055
C. F. Knight	1,235,306,367	74,873,688
M. Makihara	1,244,230,128	65,949,927
L. A. Noto	1,230,834,557	79,345,498
S. J. Palmisano	1,236,599,349	73,580,706
J. E. Spero	1,237,044,318	73,135,737
S. Taurel	1,232,063,673	78,116,382
C. M. Vest	1,231,043,999	79,136,056
L.H. Zambrano	1,235,779,731	74,400,324

(2)  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for the company:

For	1,207,057,170
Against	72,776,214
Abstain	30,346,671
Total	1,310,180,055

(3) The stockholders defeated a shareholder proposal on Cumulative Voting:

For	340,269,136
Against	599,540,259
Abstain	73,053,574
Broker No Vote	297,317,086
Total	1,310,180,055

(4) The stockholders defeated a shareholder proposal on Pension and Retirement Medical:

For	126,490,049
Against	835,623,118
Abstain	50,749,802
Broker No Vote	297,317,086
Total	1,310,180,055

(5) The stockholders defeated a shareholder proposal on Executive Compensation:

For	374,296,614
Against	601,477,617
Abstain	37,088,738
Broker No Vote	297,317,086
Total	1,310,180,055

(6) The stockholder proposal on Expensing Stock Options was withdrawn by the proponent prior to the Annual Meeting:

(7) The stockholders defeated a shareholder proposal on Disclosure of Executive Compensation:

For	174,596,973
Against	803,755,510
Abstain	34,510,486
Broker No Vote	297,317,086
Total	1,310,180,055

(8) The stockholders defeated a shareholder proposal on Offshoring:

For	84,199,397
Against	807,705,848
Abstain	120,957,724
Broker No Vote	297,317,086
Total	1,310,180,055

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

99.1         Restated segment results for the first quarter of 2005 and four quarters of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 26, 2005

	By:	/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller