Form 10-Q
period 2005-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2005-10-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The registrant has 1,579,516,506 shares of common stock outstanding at September 30, 2005.

Index

Part I - Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the three and nine months ended September 30, 2005 and 2004

Consolidated Statement of Financial Position at September 30, 2005 and December 31, 2004

Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004

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

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2005	2004*	2005	2004*
Revenue:
Global Services	$11,687	$11,312	$35,368	$33,608
Hardware	5,121	7,501	17,426	21,659
Software	3,819	3,621	11,191	10,545
Global Financing	600	638	1,802	1,951
Enterprise Investments/Other	302	277	920	859
Total revenue	21,529	23,349	66,707	68,622

Cost:
Global Services	8,643	8,563	26,363	25,494
Hardware	3,219	5,379	11,780	15,602
Software	483	465	1,472	1,428
Global Financing	273	255	834	781
Enterprise Investments/Other	173	154	491	486
Total cost	12,791	14,816	40,940	43,791

Gross profit	8,738	8,533	25,767	24,831

Expense and other income:
Selling, general and administrative	4,632	5,162	16,062	14,640
Research, development and engineering	1,447	1,468	4,383	4,360
Intellectual property and custom development income	(213)	(259)	(720)	(871)
Other (income) and expense	(99)	(55)	(1,788)	(19)
Interest expense	56	32	172	100
Total expense and other income	5,823	6,348	18,109	18,210

Income from continuing operations before income taxes	2,915	2,185	7,658	6,621
Provision for income taxes	1,399	631	2,884	1,966
Income from continuing operations	1,516	1,554	4,774	4,655

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported third quarter and first nine months of 2004 results; see Notes 2 and 6 on pages 6, and 7 and 8 for additional information.

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except	Three Months Ended September 30,		Nine Months Ended September 30,
per share amounts)	2005	2004*	2005	2004*
Discontinued Operations
Loss from discontinued operations	—	—	27	3
Net income	$1,516	$1,554	$4,747	$4,652

Earnings per share of common stock:
Assuming dilution
Continuing operations	$0.94	$0.92	$2.92	$2.72
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.00)
Total	$0.94	$0.92	$2.90	$2.72

Basic
Continuing operations	$0.95	$0.93	$2.97	$2.77
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.00)
Total	$0.95	$0.93	$2.95	$2.77

Weighted average number of common shares outstanding: (millions)
Assuming dilution	1,617.2	1,698.1	1,635.2	1,712.3
Basic	1,591.3	1,669.6	1,607.9	1,680.3
Cash dividends per common share	$0.20	$0.18	$0.58	$0.52

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported third quarter and first nine months of 2004 results; see Notes 2 and 6 on pages 6, and 7 and 8 for additional information.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS

(UNAUDITED)

	At September 30,	At December 31,
(Dollars in millions)	2005	2004*
Assets
Current assets:
Cash and cash equivalents	$8,252	$10,053
Marketable securities	2	517
Notes and accounts receivable — trade (net of allowances of $275 in 2005 and $277 in 2004)	9,324	10,522
Short-term financing receivables (net of allowances of $476 in 2005 and $681 in 2004)	12,436	15,801
Other accounts receivable (net of allowances of $16 in 2005 and $13 in 2004)	1,566	1,813
Inventories, at lower of average cost or net realizable value:
Finished goods	1,200	1,179
Work in process and raw materials	2,090	2,137
Total inventories	3,290	3,316
Deferred taxes	1,555	2,413
Prepaid expenses and other current assets	2,718	2,708
Total current assets	39,143	47,143

Plant, rental machines and other property	34,334	36,385
Less: Accumulated depreciation	20,292	21,210
Plant, rental machines and other property — net	14,042	15,175
Long-term financing receivables	8,911	10,950
Prepaid pension assets	21,507	20,394
Intangible assets — net	1,737	1,789
Goodwill	9,324	8,437
Investments and sundry assets	6,345	7,115
Total assets	$101,009	$111,003

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported 2004 results; see Note 6 on pages 7 and 8 for additional information.

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	(Dollars in millions except per share amounts)	At September 30, 2005	At December 31, 2004*
	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$3,898	$4,728
	Short-term debt	4,050	8,099
	Accounts payable and accruals	22,016	26,959
	Total current liabilities	29,964	39,786

	Long-term debt	17,372	14,828
	Retirement and nonpension postretirement benefit obligations	15,114	15,883
	Other liabilities	8,324	8,818
	Total liabilities	70,774	79,315

	Stockholders’ equity:

	Common stock - par value $0.20 per share and additional paid-in capital	28,191	26,673
	Shares authorized: 4,687,500,000
Shares issued:	2005 - 1,975,805,138
	2004 - 1,962,687,087
	Retained earnings	41,897	38,148

	Treasury stock - at cost	(37,642)	(31,072)
Shares:	2005 - 396,288,632
	2004 - 317,094,633

	Accumulated gains and (losses) not affecting retained earnings	(2,211)	(2,061)

	Total stockholders’ equity	30,235	31,688

	Total liabilities and stockholders’ equity	$101,009	$111,003

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported 2004 results; see Note 6 on pages 7 and 8 for additional information.

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

(Dollars in millions)	2005	2004*
Cash flow from operating activities from continuing operations:
Income from continuing operations	$4,774	$4,655
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	3,084	2,921
Amortization of intangibles	775	722
Stock-based compensation	796	1,189
Net gain on asset sales and other	(1,216)	(243)
Changes in operating assets and liabilities	1,281	2,081
Net cash provided by operating activities from continuing operations	9,494	11,325

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,455)	(2,247)
Investment in software	(601)	(509)
Acquisition of businesses	(1,298)	(972)
Divestitures	656	—
Purchases of marketable securities and other investments	(2,418)	(6,083)
Proceeds from sale of marketable securities and other investments	3,124	6,092
Net cash used in investing activities from continuing operations	(2,992)	(3,719)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	4,236	1,093
Payments to settle debt	(3,264)	(3,934)
Short-term (repayments)/borrowings less than 90 days — net	(1,803)	1,251
Common stock transactions — net	(5,878)	(3,177)
Cash dividends paid	(934)	(874)
Net cash used in financing activities from continuing operations	(7,643)	(5,641)

Effect of exchange rate changes on cash and cash equivalents	(652)	3
Net cash used in discontinued operations	(8)	(80)
Net change in cash and cash equivalents	(1,801)	1,888
Cash and cash equivalents at January 1	10,053	7,290
Cash and cash equivalents at September 30	$8,252	$9,178

*                 Restated to include impact of share-based compensation expense implemented in first quarter 2005 and changes to previously reported first nine months of 2004 results; see Note 6 on pages 7 and 8 for additional information.

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.                                       In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three- and nine-month periods have been made.  These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the company’s current report on Form 8-K filed on July 27, 2005.

2.                                       The 2004 results have been restated in this form 10-Q to reflect a subsequent event reported in IBM’s 2004 Annual Report.  See IBM’s Annual Report, “Subsequent Event,” on page 12 for additional information.

3.                                       The American Jobs Creation Act of 2004 (the “Act”) introduced a temporary incentive for the company to repatriate earnings accumulated outside the U.S.  In the fourth quarter of 2004, the company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  According to FSP FAS 109-2, the company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”

In the third quarter of 2005, the company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $9.5 billion of foreign earnings under the Act during 2005.  Accordingly, in the third quarter, the company recorded income tax expense of $525 million associated with this planned repatriation.  See “Provision for Income Taxes” on pages 42 and 43 for additional details regarding this matter.

4.                                       In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The company is in the process of evaluating the expected effect of FIN 47 on its Consolidated Financial Statements.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). In the second quarter of 2005, the company adopted FSP FAS 143-1 in those European Union (EU) member countries that transposed the Directive into country-specific laws. In the third quarter of 2005, the company adopted FSP FAS 143-1 in several additional EU-member countries that enacted country-specific laws in the current reporting period. The adoption of the FSP in the second and third quarter of 2005 did not have a material effect on the company’s Consolidated Financial Statements. As of the end of the current quarter, the majority of the EU-member countries have transposed the Directive into country-specific laws. The effect of applying FSP FAS 143-1 in the remaining countries in future periods is not expected to have a material effect on the company’s Consolidated Financial Statements.

In the third quarter of 2005, the company adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The adoption of SFAS No. 153 did not have a material effect on the company’s Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to affect the company’s Consolidated Financial Statements.

5.                                       The following table summarizes Net income plus gains and losses not affecting retained earnings:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Net income	$1,516	$1,554	$4,747	$4,652
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	30	310	(995)	(113)
Minimum pension liability adjustments	—	—	2	52
Net unrealized gains on marketable securities	26	34	9	40
Net unrealized gains/(losses) on cash flow hedge derivatives	57	(12)	834	353
Total gains and (losses) not affecting retained earnings	113	332	(150)	332
Net income plus gains and (losses) not affecting retained earnings	$1,629	$1,886	$4,597	$4,984

6.                                       Effective January 1, 2005, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”.  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The company elected to adopt the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).  The methodology and application of expensing of stock-based compensation is consistent with that used and disclosed in the company’s first and second quarter 2005 Form 10-Qs.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Cost	$82	$113	$253	$349
Selling, general and administrative*	143	237	461	692
Research, development and engineering	26	49	82	148
Other (income) and expense	—	—	(8)	—
Pre-tax stock-based compensation expense	251	399	788	1,189
Income tax benefits	(87)	(120)	(269)	(356)
Total stock-based compensation expense	$164	$279	$519	$833

*                 Includes $3 million and $7 million of credits in the three-and nine-month periods ended September 30, 2005, respectively, as a result of awards forfeited in connection with the company’s second quarter workforce resource actions.

The reduction in pre-tax stock-based compensation expense for the three-and nine-month periods ended September 30, 2005, as compared to the corresponding periods of the prior year, respectively, was primarily the result of: (1) changes in the company’s equity programs, primarily driven by a reduction in the level of grants ($98 million and $254 million, respectively); (2) changes to the company’s employee stock purchase plan, which rendered it non-compensatory in the second quarter of 2005 in accordance with the provisions of SFAS 123(R) ($47 million and $132 million, respectively); and (3) reductions of expense as a result of awards forfeited in connection with the company’s workforce reduction actions and the sale of its Personal Computing business in the second quarter of 2005 ($3 million and $15 million, respectively). The one-time effects on stock-based compensation expense of the sale of the Personal Computing business are included in Other (income) and expense above and in the Consolidated Statement of Earnings.

As of September 30, 2005, $1,699 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3 years.

There were no significant capitalized stock-based compensation costs at September 30, 2005 and 2004.

7.                                       In May 2005, management announced its plans to implement a series of restructuring actions designed to improve the company’s efficiencies, strengthen its client facing operations and capture opportunities in high-growth markets. The company’s actions primarily included voluntary and involuntary workforce reductions, with the majority impacting the Global Services segment, primarily in Europe, as well as costs incurred in connection with the vacating of leased facilities. These actions were in addition to the company’s ongoing workforce reduction and rebalancing activities that occur each quarter. The total charges expected to be incurred in connection with all second quarter 2005 initiatives is approximately $1,824 million ($1,801 million of which has been recorded cumulatively through September 30, 2005) and these initiatives are expected to be completed within one year. Approximately $1,691 million of the total charges require cash payments, of which approximately $841 million have been made as of September 30, 2005 and $614 million are expected to be made over the next twelve months.

Total pre-tax restructuring activity was as follows:

(Dollars in millions)	Pre-Tax Charges Recorded in 2Q 2005		Asset Impairments	Liability recorded in the 2nd Qtr. 2005	Payments	Other(2)	Liability as of June 30, 2005

Workforce reductions	$1,574		$—	$1,574	$(144)	$(20)	$1,410

Vacant space	141		—	141	(26)	(1)	114

Asset impairments	95		95	—	—	—	—
Total restructuring charges for 2Q 2005 actions	$1,810	(1)	$95	$1,715	$(170)	$(21)	$1,524	(3)

(Dollars in millions)	Liability as of June 30, 2005		Payments	Other(4)	Liability as of September 30, 2005
Workforce reductions	$1,410		$(659)	$(27)	$724

Vacant space	114		(12)	1	103
Total restructuring charges for 2Q 2005 actions	$1,524	(3)	$(671)	$(26)	$827 (5)

(1)	$1.6 billion recorded in selling, general and administrative expenses and $0.2 billion recorded in Other (income) and expense in the Consolidated Statement of Earnings.
(2)	Primarily consists of foreign currency translation adjustments.
(3)	$1,211 million recorded as a current liability in Accounts payable and accruals and $313 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.
(4)

Consists of foreign currency translation adjustments ($3 million), reclassifications to other balance sheet categories ($14 million) and reversals of previously recorded liabilities ($9 million), recorded primarily in S,G&A, for changes in the estimated cost of employee terminations and vacant space.

(5)	$614 million recorded as a current liability in Accounts payable and accruals and $213 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

Charges incurred for the workforce reductions consist of severance/termination benefits for approximately 16,000 employees (14,500 which were for the incremental second quarter 2005 actions).  As of September 30, 2005 approximately 14,200 separations have been completed. The non-current portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or is deceased. Cash payments made through September 30, 2005 associated with the workforce reductions were $803 million.

The vacant space accruals are primarily for on-going obligations to pay rent for vacant space, offset by estimated sublease income, over the respective lease term of the company’s lease agreements. The length of these obligations varies by lease with the longest extending through 2019.

In connection with the company’s restructuring activities initiated in the second quarter of 2005, the company recorded pre-tax impairment charges for certain real estate assets of approximately $95 million dollars.  The principal component of such impairment charges resulted from the pending sale of a facility in Yasu-City, Japan, as of June 30, 2005.  In connection with such pending sale, the company recorded an impairment charge to write the asset down to its fair value.  The sale of this facility closed in the third quarter of 2005.

These restructuring activities had the following effect on the company’s reportable segments:

(Dollars in millions)	Total Pre-Tax Charges Expected to be Incurred	Pre-Tax Charges/(Credits) Recorded in 3Q 2005*	Cumulative Pre-Tax Charges Recorded for 2Q 2005 Initiatives

Global Services	$1,205	$(17)	$1,191
Systems & Technology Group	136	—	133
Software	94	(4)	93
Global Financing	16	3	16
Enterprise Investments	6	2	6
Total reportable segments	1,457	(16)	1,439
Unallocated corporate amounts	367	7	362
Total	$1,824	$(9)	$1,801

*            Adjustments to pre-tax restructuring charges made during the quarter ended September 30, 2005 were principally due to changes in the estimated cost of employee terminations and vacant space. Such adjustments were predominantly recorded in S,G&A in the Consolidated Statement of Earnings.

8.                                       The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes.

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the three months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$429	$534	(19.7)%
Nonpension postretirement benefits-cost	95	92	3.3
Total	$524	$626	(16.3)%

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,376	$906	51.9%
Nonpension postretirement benefits-cost	279	277	0.7
Total	$1,655	$1,183	39.9%

  The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost of Pension Plans

	U.S. Plans			Non-U.S. Plans
(Dollars in millions)	2005		2004	2005	2004
For the three months ended September 30:
Service cost	$171		$163	$167	$152
Interest cost	615		613	402	400
Expected return on plan assets	(918)		(901)	(548)	(589)
Settlement of certain legal claims	—		320	—	—
Amortization of transition assets	—		(18)	(1)	(8)
Amortization of prior service cost	16		15	5	7
Recognized actuarial losses	141		56	137	51
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	25	*	248 *	162 **	13 **
Cost of other defined benefit plans	36		32	35	73
Cost of restructuring/divestiture actions	—		—	6	—
Total net periodic pension cost/(income) for all defined benefit plans	61		280	203	86
Cost of defined contribution plans	81		81	84	87
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$142		$361	$287	$173

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

	U.S. Plans			Non-U.S. Plans
(Dollars in millions)	2005		2004	2005		2004
For the nine months ended September 30:
Service cost	$512		$490	$520		$453
Interest cost	1,847		1,839	1,240		1,200
Expected return on plan assets	(2,754)		(2,705)	(1,700)		(1,761)

Settlement of certain legal claims	—		320	—		—

Amortization of transition assets	—		(54)	(4)		(13)
Amortization of prior service cost	46		46	24		19
Recognized actuarial losses	425		167	415		153
Net periodic pension cost —U.S. Plan and material non-U.S. Plans	76	*	103 *	495	**	51 **
Cost of other defined benefit plans	108		97	106		138
Cost of restructuring/divestiture actions	3		—	65		—
Total net periodic pension cost for all defined benefit plans	187		200	666		189
Cost of defined contribution plans	267		264	256	+	253

Total retirement plan cost recognized in the Consolidated Statement of Earnings	$454		$464	$922		$442

*                 Represents the qualified portion of the IBM Personal Pension Plan.

**          Represents the qualified and non-qualified portion of material non-U.S. Plans.

+                 Includes $2 million for cost of restructuring actions in the second quarter of 2005.

In 2005, the company expects to contribute to its material non-U.S. Defined Benefit Plans an amount of between $430 million and $583 million.  The legally mandated minimum contribution included in the amount above for the company’s non-U.S. Plans is expected to be approximately $389 million.  In the first nine months of 2005, the company contributed approximately $430 million to its non-U.S. Plans.  In addition, the company contributed $1,700 million to the qualified portion of the IBM Personal Pension plan (PPP) in January 2005.

The following table provides the components of the cost for the company’s nonpension postretirement benefits:

Cost of Nonpension Post-retirement Benefits

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Service cost	$10	$10	$33	$30
Interest cost	81	84	243	253
Amortization of prior service cost	(15)	(15)	(46)	(46)
Recognized actuarial losses/(gains)	7	3	19	9
Net periodic post-retirement benefit cost - U.S. Plan	83	82	249	246
Cost of non-U.S. Plans	12	10	30	31
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$95	$92	$279	$277

In connection with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the company is expected to receive a federal subsidy of approximately $400 million for the prescription drug coverage provided by the Plan over a period of approximately 6 years. During this period, the company intends to use the subsidy to offset both the participants’ and the company’s prescription drug obligation and expense under the Plan.

Since the impact of the subsidy is not considered a significant Plan event, the company will include the impact of the subsidy on accumulated postretirement benefit obligation or net periodic postretirement benefit cost at the next measurement date, which will occur on December 31, 2005, as prescribed by the provisions of FASB Staff Position FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

9.                                       The changes in the carrying amount of goodwill, by external reporting segment, for the nine months ended September 30, 2005, are as follows:

					Foreign
			Purchase		Currency/
(Dollars in millions)	Balance	Goodwill	Price		Other	Balance
Segment	12/31/04	Additions	Adjustments	Divestitures	Adjustments	9/30/05

Global Services	$5,171	$283	$33	$(14)	$(296)	$5,177
Systems and Technology Group	226	34	—	(3)	(3)	254
Software	3,021	917	(42)	—	(3)	3,893
Global Financing	—	—	—	—	—	—
Enterprise Investments	—	—	—	—	—	—
Personal Computing Division	19	—	—	(19)	—	—
Total	$8,437	$1,234	$(9)	$(36)	$(302)	$9,324

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At September 30, 2005
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount

Capitalized software	$1,754	$(763)	$991
Client-related	908	(451)	457
Completed technology	378	(238)	140
Strategic alliances	104	(63)	41
Patents/Trademarks	32	(15)	17
Other(a)	232	(141)	91
Total	$3,408	$(1,671)	$1,737

	At December 31, 2004
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount

Capitalized software	$1,565	$(680)	$885
Client-related	861	(335)	526
Completed technology	364	(206)	158
Strategic alliances	104	(47)	57
Patents/Trademarks	33	(11)	22
Other(a)	247	(106)	141
Total	$3,174	$(1,385)	$1,789

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $52 million during the first nine months of 2005 due to the amortization of existing intangible asset balances partially offset by increases due to acquisitions.  The aggregate intangible asset amortization expense was $266 million and $775 million for the third quarter and first nine months of 2005, respectively, versus $244 million and $722 million for the third quarter and first nine months of 2004, respectively.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2005:

2005 (for Q4)	$273 million
2006	$785 million
2007	$423 million
2008	$150 million
2009	$86 million

10.                                 During the nine months ended September 30, 2005, the company completed 10 acquisitions at an aggregate cost of $1,814 million. The acquisitions were DWL, Isogon Corporation and PureEdge Solutions, Inc. in the third quarter; Ascential Software (Ascential), Healthlink Incorporated (Healthlink), Meiosys and Gluecode Software in the second quarter; and Corio, Inc. (Corio), SRD and Equitant in the first quarter.

DWL is a provider of customer data integration solutions. The acquisition will allow IBM to add significant new functionality to its Information Management portfolio to integrate and manage customer master data across multiple systems and organizations.  This acquisition will extend IBM’s ability to deliver the most comprehensive information management solutions that help clients integrate the vast amount of customer data stored across their enterprises and turn it into actionable insight. DWL’s technology will also enhance IBM’s industry solutions initiatives to meet business integration demands around customer data. The technology allows businesses, such as banks, insurance companies and retailers, to quickly and easily gather customer insight and apply it to transactions and daily operations.

Isogon Corporation, a privately-held company, is a provider of asset management technology, including technology that manages licenses for software running on mainframe computers. The combination of Isogon’s mainframe software and IBM’s existing software for distributed systems enables IBM to offer a total software asset management solution spanning the entire IT infrastructure.  This acquisition addresses key needs for our clients: the ability to effectively manage mainframe software costs, plan for future growth and enable software license compliance. It supports IBM’s on demand strategy by enabling clients to flexibly adapt to changes in their mainframe environments and align IT investment with business priorities.

PureEdge Solutions, Inc., is a developer of standards-based electronic forms software (e-Forms).  PureEdge products enable customers to automate business processes. PureEdge remains the only leading electronic forms vendor whose solutions do not tie customers to proprietary technologies. Integrating PureEdge e-Forms into IBM Workplace and across other IBM software offerings will provide an enhanced experience for our customers as they move to an On Demand Business.

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

Purchase price consideration was paid primarily in cash.  These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below presents the purchase price allocations for all acquisitions as of September 30, 2005:

	Amortization
(Dollars in millions)	Life (yrs.)	Ascential	Other
Current assets		$526	$109
Fixed assets/non-current		20	21
Intangible assets:
Goodwill	N/A	643	591
Completed technology	3	56	30
Client relationships	5	46	21
Other		—	4
Total assets acquired		1,291	776
Current liabilities		(116)	(62)
Non-current liabilities		(35)	(40)
Total liabilities assumed		(151)	(102)
In-process research and development		—	1
Total purchase price		$1,140	$674

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired is 3.9 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.  Goodwill of $1,234 million has been assigned to the Software ($917 million), Global Services ($283 million) and Systems and Technology Group ($34 million) segments.

11.                                 On April 30, 2005 (“closing date”), the company completed the divestiture of its Personal Computing Division (“PCD”) business to Lenovo Group Limited (“Lenovo”), a publicly traded company on the Hong Kong Stock Exchange.  The total consideration that the company agreed to on December 7, 2004 (the date the definitive agreement was signed) was $1,750 million which included $650 million in cash, $600 million in Lenovo equity (valued at the December 6, 2004 closing price) and the transfer of approximately $500 million of net liabilities.  At the closing date, total consideration was valued at $1,725 million, comprised of: $650 million in cash, $542 million in Lenovo equity and $533 million in net liabilities transferred.  Transaction related expenses and provisions were $628 million, resulting in a net pre-tax gain of $1,097 million which was recorded in Other (income) and expense in the Consolidated Statement of Earnings in the second quarter, 2005.  In addition, the company paid Lenovo $138 million in cash primarily to assume additional liabilities outside the scope of the original agreement.  This transaction had no impact on Income from Continuing Operations.  Total net cash proceeds, less the deposit received at the end of 2004 for $25 million, related to these transactions were $487 million.

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

In the third quarter of 2005, as a result of the third-party investments described above, Lenovo was required to repurchase the first equity tranche at a specified share price.  The equity repurchase resulted in the receipt of $152 million of cash and a pre-tax gain of $17 million.  As a result of this transaction, the company’s equity at September 30, 2005 represented 9.9 percent of ordinary voting shares and 14.88 percent of total ownership.

Also, in the third quarter, the company received an additional $32 million of cash from Lenovo related to working capital adjustments, net of expenses related to employee matters.  These transactions were consistent with the company’s previous estimates.  Overall, in the quarter, including the gain on the equity sale, the company recorded an additional net pre-tax gain of $15 million; the resulting net pre-tax gain for the nine months ending September 30, 2005 is $1,112 million.

12.                                 The tables on pages 77 through 80 of this Form 10-Q reflect the results of the company’s segments consistent with its management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

In the second quarter of 2005, the company sold its Personal Computing business which was previously a part of the Personal Systems Group.  The two remaining units of the former Personal Systems Group, Retail Store Solutions and Printing Systems, were combined with the Systems and Technology Group. The Personal Computing business financial results are displayed as part of the segment disclosures, in a manner consistent with the segment disclosures.  In addition, in the second quarter of 2005, the company implemented SFAS No. 123(R) in its management and measurement system, and segment reporting.  The tables on pages 77 through 80 of this Form 10-Q have been restated to reflect these changes.

13.                                 The following table provides a rollforward of the liability balances for actions taken in (1) the second quarter of 2005 discussed in Note 7 on pages 8 through 10, (2) the second-quarter of 2002 associated with the Microelectronics Division and rebalancing of both the company’s workforce and leased space resources, (3) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business, (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space, (5) the actions taken in 1999, and (6) actions that took place through 1993.

(Dollars in millions)	Liability as of 12/31/2004	Additions – 2Q 2005 Actions	Payments	Other adjustments*	Liability as of 9/30/2005

Current:
Workforce	$139	$1,335	$(904)	$98	$668
Space	86	59	(124)	64	85
Other	9	—	(2)	(1)	6
Total Current	$234	$1,394	$(1,030)	$161	$759

Non-current:
Workforce	$543	$239	$—	$(191)	$591
Space	244	82	—	(74)	252
Total Non-current	$787	$321	$—	$(265)	$843

*                 The other adjustments column in the table above primarily includes reclassifications of non-current to current, foreign currency translation adjustments and approximately $9 million of reversals of previously recorded charges in connection with the company’s second quarter 2005 actions.  See Note 7 on pages 8 through 10 for additional information.

14.                                 The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and environmental matters. The following is a discussion of some of the more significant legal matters involving the company.

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. vs. The IBM Personal Pension Plan and IBM Corporation, held that the company’s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 29, 2004, the company announced that IBM and plaintiffs agreed in principle to resolve certain claims in the litigation. Under the terms of the agreement, plaintiffs will receive an incremental pension benefit in exchange for the settlement of some claims and a stipulated remedy on remaining claims if plaintiffs prevail on appeal. Under the terms of the settlement, the judge will issue no further rulings on remedies. This settlement, together with a previous settlement of a claim referred to as the partial plan termination claim resulted in the company taking a one-time charge of $320 million in the third quarter of 2004.

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

The settlement received final approval from the District Court on August 16, 2005, and the company has now filed its Notice of Appeal of the liability rulings on the cash balance claims with the Seventh Circuit Court of Appeal .  The company estimates that the entire process could take up to another 9-12 months from the date of this report before reaching final conclusion.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group.  The company removed the case to Federal Court in Utah.  Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux.  The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement.  In October 2005, the company withdrew its patent counterclaims in an effort to simplify and focus the issues in the case and to expedite their resolution.  Trial is currently scheduled for February 2007.

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

On June 30, 2005, the company and Microsoft Corp. reached an agreement to resolve certain antitrust claims. The company also agreed, subject to certain limitations, that it will not assert antitrust claims for damages related to its server hardware and server software businesses for two years and, in any case, will not seek to recover damages on such claims incurred prior to June 30, 2002. Microsoft also released antitrust claims. Under the agreement, Microsoft agreed to pay the company $775 million and extend $75 million in credit towards future purchases for internal deployment of Microsoft software at the company. The $775 million was reflected in the company’s earnings in the second quarter, with the cash received by the company in the third quarter.

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

On June 27, 2005, the company announced that it had received a request to voluntarily comply with an informal investigation by the staff of the SEC concerning the company’s disclosures relating to the company’s first quarter 2005 earnings and expensing of equity compensation.  The SEC has informed the company that the informal investigation is not an indication that any violations of law have occurred.  The company is continuing to cooperate with the SEC.

In July, 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first quarter 2005 earnings and the expensing of equity compensation.  One lawsuit named as defendants IBM and IBM’s

Senior Vice President and Chief Financial Officer.  The other lawsuit named as defendants IBM, IBM’s Senior Vice President and Chief Financial Officer, and IBM’s Chairman and Chief Executive Officer.  Both complaints alleged that defendants made certain misrepresentations in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On September 6, 2005, counsel in one of these lawsuits filed a motion seeking to have the lawsuits consolidated, and for the appointment of lead plaintiff and lead counsel.  In their motion, counsel purport to be acting on behalf of shareholders who purchased or acquired the securities of IBM between January 19, 2005 and April 15, 2005.  On October 6, 2005, the Court approved an agreement between plaintiffs and the named defendants in the lawsuits pursuant to which plaintiffs will serve defendants with a Consolidated Amended Complaint within 60 days of the Court issuing an Order naming lead plaintiff and lead counsel.  Pursuant to this agreement, defendants will be required to Answer, file a Motion to Dismiss, or otherwise respond to the Consolidated Amended Complaint within 60 days of receipt of the Consolidated Amended Complaint.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the three months ended September 30, 2005, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

15.                                 The company’s extended lines of credit include unused amounts of $3,219 million and $2,714 million at September 30, 2005 and December 31, 2004, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,429 million and $1,686 million at September 30, 2005 and December 31, 2004, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $45 million and $58 million at September 30, 2005 and December 31, 2004, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2005	2004
Balance at January 1	$944	$780
Current period accruals	467	639
Accrual adjustments to reflect actual experience	10	40
Charges incurred	(633)	(590)
Balance at September 30	$788	$869

The year-over-year decline is primarily due to the decrease in warranty activity related to PCD products.  This decrease is due to the divestiture of the PCD line of business as discussed in Note 11 on pages 18 and 19.

16.                                 Subsequent Events:

On October 20, 2005, the company completed the sale of an office building in Tokyo, Japan.  This transaction will result in a pre-tax gain of approximately $275 million in the fourth quarter, 2005.

On October 25, 2005, the Board of Directors approved a plan to sell certain real estate holdings of the company.  The company is engaged in an active program to identify buyers for these properties and complete the plan to divest.  The company’s assessment at this time is that disposition of these assets could result in a pre-tax loss of approximately $200 million in the fourth quarter of 2005.

On October 25, 2005, the company announced that the Board of Directors authorized the company to repurchase up to an additional $4.0 billion of IBM common shares.  The company plans to repurchase the shares in the open market or in private transactions from time to time, based on market conditions.

On October 25, 2005, the company announced that the Board of Directors approved a quarterly dividend of $0.20 per common share.  The dividend is payable December 10, 2005, to shareholders of record on November 10, 2005.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005*

Snapshot

(Dollars in millions except per share amounts)

			Yr. To Yr.
			Percent/
			Margin
Three months ended September 30:	2005	2004	Change
Revenue	$21,529	$23,349	(7.8	)%**
Gross profit margin	40.6%	36.5%	4.1	pts.
Total expense and other income	$5,823	$6,348	(8.3	) %
Total expense and other income to revenue ratio	27.0%	27.2%	(0.2	) pts.
Provision for income taxes	$1,399	$631	121.7%
Income from continuing operations	$1,516	$1,554	(2.5)%
Earnings per share from continuing operations:
Assuming dilution	$0.94	$0.92	2.2%
Basic	$0.95	$0.93	2.2%
Weighted average shares outstanding:
Assuming dilution	1,617.2	1,698.1	(4.8)%
Basic	1,591.3	1,669.6	(4.7)%

*                 The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  There was no Loss from Discontinued Operations for the three months ended September 30, 2005 and 2004, respectively.  Loss from Discontinued Operations for the nine months ended September 30, 2005 and 2004 were $27 million and $3 million, respectively.  These charges reflect an increase in the company’s warranty obligations under the terms of its agreement with Hitachi Ltd.

The selected reference to “adjusting for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore, facilitates a comparative view of business growth. In the third quarter of 2005, the U.S. dollar was generally weaker against other currencies compared to the third quarter of 2004, so growth rates that are adjusted for currency exchange rates were lower than growth at actual currency exchange rates.

**          (8.5) percent adjusting for currency

			Yr. To Yr.
			Percent/
			Margin
(Dollars in millions except per share amounts)	2005	2004	Change
Nine months ended September 30:
Revenue	$66,707	$68,622	(2.8	)%**
Gross profit margin	38.6%	36.2%	2.4	pts.
Total expense and other income	$18,109	$18,210	(0.6)%
Total expense and other income to revenue ratio	27.1%	26.5%	0.6	pts.
Provision for income taxes	$2,884	$1,966	46.7%
Income from continuing operations	$4,774	$4,655	2.6%
Earnings per share from continuing operations:
Assuming dilution	$2.92	$2.72	7.4%
Basic	$2.97	$2.77	7.2%
Weighted average shares outstanding:
Assuming dilution	1,635.2	1,712.3	(4.5)%
Basic	1,607.9	1,680.3	(4.3)%

			Yr. To Yr.
	9/30/05	12/31/04	Percent Change
Assets	$101,009	$111,003	(9.0)%
Liabilities	$70,774	$79,315	(10.8)%
Equity	$30,235	$31,688	(4.6)%

** (4.7) percent adjusting for currency

The company’s third-quarter 2005 diluted earnings per common share of $0.94 from continuing operations included a $0.32 per share one-time tax charge related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.  (See Note 3 to the Consolidated Financial Statements on page 6 for additional information regarding this item). In addition, the third quarter 2004 diluted earnings per common share of $0.92 included a $0.11 per share pre-tax charge for $320 million to settle certain legal claims against IBM’s pension plan.

Third quarter and first nine months of 2005 income from continuing operations was $1,516 million and $4,774 million, respectively.  The third-quarter 2005 results included a one-time tax charge of $525 million associated with the planned repatriation of $9.5 billion of foreign earnings. The first nine months of 2005 include the third quarter tax repatriation charge and the second quarter pretax charge for incremental restructuring of $1,731 million, offset by a $1,112 million gain on the sale of the company’s Personal Computing business and a $775 million legal settlement received from Microsoft.  (See the Notes to Consolidated Financial Statements on pages 6 through 25 for additional information regarding these items.)

Total revenue decreased 7.8 percent and 2.8 percent for the third quarter and first nine months of 2005, respectively, primarily due to the sale of the company’s Personal Computing business on April 30, 2005.  The third quarter 2005 results do not include any Personal Computing revenue versus three months in 2004 and the nine months of 2005 results have four months of Personal Computing revenue versus nine months in 2004.  Excluding revenue from the divested Personal Computing business, third quarter and first nine months revenue of 2005 increased 4.3 percent and 4.9 percent, respectively.

The gross profit margin was 40.6 percent and 38.6 percent in the third quarter and first nine months of 2005, respectively, versus 36.5 percent and 36.2 percent in the third quarter and first nine months of 2004, respectively.  The increases in the gross profit margins were primarily due to the sale of the company’s Personal Computing business, which had a lower gross profit margin than the other segments of the business, increased Software revenue and improved Global Services margins.

In the third quarter and first nine months of 2005, total expense and other income decreased over the year-earlier period.  The decrease in the third quarter was primarily driven by a one-time pre-tax charge of $320 million to settle legal claims against IBM’s pension plan that was recorded in the third quarter of 2004.  In addition, total expense and other income benefited from the second quarter 2005 productivity initiatives, as nearly 90 percent of the resources had exited the business by the end of September, the divestiture of the Personal Computing business and lower stock-based compensation expense.  The decrease in the first nine months of 2005 was driven by the same factors as in the third quarter, the gain associated with the sale of the company’s Personal Computing business, and an increase in other income from the Microsoft legal settlement.  These declines were partially offset by the incremental restructuring actions, lower Intellectual Property income and unfavorable currency translation.

The effective tax rates for the third quarter of 2005 and 2004 were 48.0 percent and 28.8 percent, respectively.  The corresponding effective tax rates for the first nine months of 2005 and 2004 were 37.7 percent and 29.7 percent, respectively.  Substantially all of the increases in the effective tax rates in 2005 were the result of the third quarter 2005 tax charge associated with the planned repatriation of $9.5 billion under the American Jobs Creation Act of 2004.  See “Provision for Income Taxes” on pages 42 and 43 for additional details regarding this matter.

Total assets declined approximately $10.0 billion from December 31, 2004 to September 30, 2005 primarily due to a decrease in financing receivables of $5.4 billion ($1.3 billion due to the effects of currency), lower cash and marketable securities of $2.3 billion ($0.7 billion due to the effects of currency) due to U.S. pension funding ($1.7 billion), share repurchase ($6.7 billion) and restructuring payments ($1.0 billion), partially offset by cash received from the divestiture of the Personal Computing business of $0.7 billion and cash received from the settlement of certain antitrust issues with the Microsoft Corporation of $0.8 billion in the first nine months of 2005, and an additional $2.7 billion decline due to the effects of currency across other asset categories.

Global Services signings were $11.0 billion in the third quarter of 2005 as compared to $9.8 billion for the three months ended September 30, 2004.  The Global Services backlog was estimated at $113 billion at September 30, 2005, flat from June 30, 2005 and an increase of approximately $2 billion from December 31, 2004.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Revenue

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$11,687	$11,312	3.3%	2.7%
Hardware	5,121	7,501	(31.7)	(32.5)
Software	3,819	3,621	5.5	4.8
Global Financing	600	638	(5.8)	(6.7)
Enterprise Investments/Other	302	277	9.2	9.0
Total	$21,529	$23,349	(7.8)%	(8.5)%

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$35,368	$33,608	5.2%	3.2%
Hardware	17,426	21,659	(19.5)	(21.0)
Software	11,191	10,545	6.1	3.9
Global Financing	1,802	1,951	(7.6)	(9.3)
Enterprise Investments/Other	920	859	7.2	5.1
Total	$66,707	$68,622	(2.8)%	(4.7)%

(Dollars in millions)	2005	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Industry Sector**:
Financial Services	$5,738	$5,850	(1.9)%	(2.6)%
Public	3,340	3,773	(11.5)	(12.3)
Industrial	2,767	2,999	(7.7)	(8.4)
Distribution	2,114	2,137	(1.1)	(1.9)
Communications	2,007	2,179	(7.9)	(8.8)
Small & Medium	4,028	4,944	(18.5)	(19.1)
OEM	814	726	12.2	12.2
Other	721	741	(2.7)	(3.6)
Total	$21,529	$23,349	(7.8)%	(8.5)%

(Dollars in millions)	2005*	2004*	Yr. To Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Industry Sector**:
Financial Services	$17,307	$17,336	(0.2)%	(2.3)%
Public	10,235	10,472	(2.3)	(4.1)
Industrial	8,659	9,074	(4.6)	(6.5)
Distribution	6,512	6,296	3.4	1.4
Communications	6,214	6,374	(2.5)	(4.4)
Small & Medium	13,436	14,733	(8.8)	(10.7)
OEM	2,207	2,098	5.2	5.1
Other	2,137	2,239	(4.6)	(5.6)
Total	$66,707	$68,622	(2.8)%	(4.7)%

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

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Geographies:
Americas	$9,561	$10,098	(5.3)%	(6.9)%
Europe/Middle East/Africa	6,850	7,320	(6.4)	(5.8)
Asia Pacific	4,304	5,205	(17.3)	(18.2)
OEM	814	726	12.2	12.2
Total	$21,529	$23,349	(7.8)%	(8.5)%

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Geographies:
Americas	$28,293	$28,923	(2.2)%	(3.5)%
Europe/Middle East/Africa	22,082	22,094	(0.1)	(2.6)
Asia Pacific	14,125	15,507	(8.9)	(11.0)
OEM	2,207	2,098	5.2	5.1
Total	$66,707	$68,622	(2.8)%	(4.7)%

The previous tables display the company’s revenue results on an as reported basis and do not include any revenue for the company’s Personal Computing business in the third quarter of 2005 and includes 4 months of revenue in the first nine months of 2005 versus 3 months in the third quarter of 2004 and nine months for the nine months of 2004.  The following tables exclude the Personal Computing business external revenue in order to show the company’s results on a comparable basis year-to-year and best present the company’s ongoing operational performance.  The Personal Computing business external revenue represents the activity that will no longer be included in the company’s results post-divestiture.

Revenue Excluding Personal Computing Business

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$11,687	$11,312	3.3%	2.7%
Hardware	5,121	4,788	6.9	5.7
Software	3,819	3,621	5.5	4.8
Global Financing	600	638	(5.8)	(6.7)
Enterprise Investments/Other	302	277	9.2	9.0
Total	$21,529	$20,636	4.3%	3.5%

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$35,368	$33,608	5.2%	3.2%
Hardware	14,550	13,890	4.7	3.0
Software	11,191	10,545	6.1	3.9
Global Financing	1,802	1,951	(7.6)	(9.3)
Enterprise Investments/Other	920	859	7.2	5.1
Total	$63,831	$60,853	4.9%	2.9%

Revenue Excluding Personal Computing Business

(Dollars in millions)	2005	2004*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Industry Sector**:
Financial Services	$5,738	$5,594	2.6%	1.9%
Public	3,340	3,187	4.8	3.9
Industrial	2,767	2,772	(0.2)	(0.9)
Distribution	2,114	2,006	5.4	4.5
Communications	2,007	2,051	(2.1)	(3.1)
Small & Medium	4,028	3,672	9.7	9.0
OEM	814	726	12.2	12.2
Other	721	628	14.8	13.8
Total	$21,529	$20,636	4.3%	3.5%

(Dollars in millions)	2005*	2004*	Yr. To Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Industry Sector**:
Financial Services	$17,038	$16,544	3.0%	0.9%
Public	9,771	9,138	6.9	4.9
Industrial	8,430	8,419	0.1	(1.9)
Distribution	6,391	5,904	8.2	6.2
Communications	6,082	6,017	1.1	(0.9)
Small & Medium	11,855	10,812	9.7	7.4
OEM	2,207	2,098	5.2	5.1
Other	2,057	1,921	7.1	5.7
Total	$63,831	$60,853	4.9%	2.9%

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

Revenue Excluding Personal Computing Business

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. To Yr. Percent Change Adjusting for Currency
For the three months ended September 30:
Geographies:
Americas	$9,561	$8,968	6.6%	4.8%
Europe/Middle East/Africa	6,850	6,590	4.0	4.7
Asia Pacific	4,304	4,352	(1.1)	(2.2)
OEM	814	726	12.2	12.2
Total	$21,529	$20,636	4.3%	3.5%

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
For the nine months ended September 30:
Geographies:
Americas	$27,200	$25,851	5.2%	3.7%
Europe/Middle East/Africa	21,203	19,944	6.3	3.7
Asia Pacific	13,221	12,960	2.0	(0.4)
OEM	2,207	2,098	5.2	5.1
Total	$63,831	$60,853	4.9%	2.9%

The discussion below on sector revenue refers to the previous tables excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year and best present the company’s ongoing operational performance.

Revenue from Small & Medium Business increased in the third quarter and first nine months of 2005, respectively, when compared to the same periods of 2004.  The Small & Medium Business increase was led by the Americas, where clients continued to focus on cost, efficiency and business value in their IT decisions.  Clients value the IBM solutions, including the Express offerings that the company takes to market through its strong network of business partners and Independent Software Vendors (ISVs).  The Financial Services revenue increase was driven by Banking (5.9 percent and 5.5 percent) and Insurance (11.2 percent and 9.5 percent) as these clients continue to focus on back office efficiencies.  The Public sector revenue increase was primarily driven by Healthcare (16.4 percent and 20.6 percent) as the company launched new solutions to improve healthcare quality and lower costs, increasing growth at both new and existing accounts.  The Industrial sector had growth in the Chemical and Petroleum industry (14.9 percent and 12.3 percent), Electronics (10.1 percent and 4.2 percent) and Aerospace and Defense (9.8 percent and 4.0 percent), offset by a decline in Automotive (10.9 percent and 6.3 percent).  The Distribution sector revenue increase was driven by Consumer Products (17.2 percent and 13.5 percent), Travel and Transportation (16.5 percent and 19.7 percent), partially offset by a decline in Retail (5.8 percent and 0.8 percent).  Communications sector revenue declined in the third quarter driven by a slowdown in Telecomm (0.2 percent), but increased for the first nine months (3.7 percent).

The discussion below on geographic revenue refers to the previous tables, excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year and best present the company’s ongoing operational performance.

Americas performance, without the benefit of currency, was driven by revenue growth in all regions.  Overall, demand remains good with particular strength in the small and mid-market segments.  The shift in client buying behavior to solutions is continuing, as customers are focusing more on business value than absolute cost reductions.

Growth in Europe improved without the benefit of currency.  In the third quarter the company implemented its new operating model, with a more streamlined management system.  The company is managing through this transition with little disruption.

Revenue performance in the geography for the third quarter remained mixed.  Of the major countries without the benefit of currency, the UK, France and Spain increased 6 percent, 4 percent and 3 percent, respectively, while Germany and Italy declined 9 percent and 4 percent, respectively, in an environment that continues to be challenging.

Asia Pacific had the weakest results of the major geographies in the third quarter.  Japan, which represents about 60 percent of the Asia Pacific revenue base, once again declined at constant currency in a soft but improving economic environment.  Execution issues also impacted performance and the company is in the process of implementing actions to improve its execution in this highly competitive environment.  The ASEAN region grew by double-digits at constant currency for the 13th consecutive quarter.

The company continued to invest in growth initiatives in its emerging countries. Revenue growth in these emerging countries is driven by client investment to build out their infrastructures, especially in the financial services sector. Overall revenue in these countries grew 33 percent (20 percent at constant currency) in the third quarter versus the comparable period in 2004 without Personal Computers.  Russia grew 88 percent ( 88 percent at constant currency) ; India was up 59 percent ( 51 percent at constant currency); Brazil increased 59 percent (26 percent at constant currency) and China was flat (down 1 percent at constant currency) due to a strong third quarter, 2004 in the Financial Services sector.  The company expects to continue to shift investment to these areas to address these important markets.

Global Services revenue increased in both the third quarter and first nine months of 2005 primarily driven by increases in Business Consulting Services, however, all Global Services revenue categories have grown versus the prior year periods.

Overall, Hardware revenue declined as reported in the third quarter and first nine months of 2005 compared to the same periods in 2004 due to the divestiture of the Personal Computing business.  Systems and Technology Group revenue increased 6.9 percent and 4.5 percent driven by eServer products as pSeries UNIX servers, xSeries servers and iSeries midrange servers revenue increased for both the third quarter and first nine months of 2005 versus the same periods in 2004, respectively. zSeries server revenue declined for both the third quarter and first nine months of 2005 versus the comparable periods of 2004, as the new IBM System z9 product only began to ship in late September.  Storage Systems revenue increased due to strong demand for mid-range disk and tape products.  Microelectronics revenue increased as yields on game processors improved as production ramped up for these products. Demand for the company’s Engineering and Technology business continues to be strong.

Personal Computing Division did not have any revenue in the third quarter of 2005 and decreased 63.0 percent for the first nine months of 2005 versus the same periods last year, driven by sale of the Personal Computing business.  (See Note 11 on pages 18 and 19 for additional information).

Software revenue increased in the third quarter and first nine months of 2005 versus the same periods last year, driven by good growth in the company’s strategic Middleware offerings of 6.1 percent and 6.7 percent, respectively, partially offset by decreases in Operating Systems products of 2.1 percent and 0.6 percent, respectively.

Global Financing revenue declined in the third quarter and first nine months of 2005 versus the same periods in 2004 primarily due to a continued decline in the income-generating asset base and yields.  See pages 60 through 67 for additional information regarding Global Financing results.

  The following table presents each segment’s revenue as a percentage of the company’s total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Global Services	54.3%	48.5%	53.0%	49.0%
Hardware	23.8	32.1	26.1	31.6
Software	17.7	15.5	16.8	15.4
Global Financing	2.8	2.7	2.7	2.8
Enterprise Investments/Other	1.4	1.2	1.4	1.2
Total	100.0%	100.0%	100.0%	100.0%

Gross Profit

	2005	2004	Yr. To Yr. Change
For the three months ended September 30:
Gross Profit Margin:
Global Services	26.0%	24.3%	1.7	pts.
Hardware	37.1	28.3	8.8
Software	87.4	87.2	0.2
Global Financing	54.5	60.1	(5.6)
Enterprise Investments/Other	42.8	44.2	(1.4)
Total	40.6%	36.5%	4.1	pts.

	2005	2004	Yr. To Yr. Change
For the nine months ended September 30:
Gross Profit Margin:
Global Services	25.5%	24.1%	1.4	pts.
Hardware	32.4	28.0	4.4
Software	86.8	86.5	0.3
Global Financing	53.7	60.0	(6.3)
Enterprise Investments/Other	46.6	43.4	3.2
Total	38.6%	36.2%	2.4	pts.

The increase in the Global Services gross profit margin was primarily due to benefits from the restructuring actions taken in the second quarter and a better overall contract profile.  The increase in hardware margin was primarily due to the sale of the Personal Computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005 which contributed 6.5 points to the increase in the third quarter margin.  The decrease in Global Financing gross profit margin was driven by declining financing margins primarily due to the changing short-term interest rate environment.

Expense

The Total expense and other income expense-to-revenue ratio decreased 0.2 points and increased 0.6 points to 27.0 percent and 27.1 percent in the third quarter and first nine months of 2005, respectively, versus the same periods of 2004.  The decrease in the expense-to-revenue ratio in the third quarter was due to the 7.8 percent decrease in revenue and 8.3 percent decrease in expense.  The increase in expense-to-revenue ratio in the first nine months was driven by the 2.8 percent decrease in revenue as expense declined 0.6 percent.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions)	2005	2004	Yr. To Yr. Percent Change
For the three months ended September 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$4,016	$4,084	(1.7)%
Advertising	311	334	(6.9)
Workforce reductions - ongoing	42	63	(33.3)
Restructuring	(8)	—	nm
Bad debt expense	(6)	44	(113.6)
Retirement-related expense	134	400	(66.5)
Stock-based compensation expense	143	237	(39.7)
Total	$4,632	$5,162	(10.3)%

nm - not meaningful

(Dollars in millions)	2005	2004	Yr. To Yr. Percent Change
For the nine months ended September 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$12,510	$11,996	4.3%
Advertising	939	983	(4.5)
Workforce reductions - ongoing	237	329	(28.0)
Restructuring	1,496	—	nm
Bad debt expense	(35)	97	(136.1)
Retirement-related expense	454	543	(16.4)
Stock-based compensation expense	461	692	(33.4)
Total	$16,062	$14,640	9.7%

nm - not meaningful

Total Selling, general and administrative (SG&A) expense decreased 10.3 percent (11 percent adjusting for currency) and increased 9.7 percent (8 percent adjusting for currency), respectively, in the third quarter and first nine months of 2005 versus the same periods in 2004.  The decrease in the third quarter was primarily driven by the benefits from the second quarter 2005 productivity initiatives (see Note 7 on pages 8 through 10 for additional information), as nearly 90 percent of the resources had exited the business by the end of September; the third quarter 2004 charge of $320 million to settle legal claims against IBM’s pension plan; the divestiture of the Personal Computing business and a decline in stock-based compensation expense (see Note 6 on pages 7 and 8 for additional information).  In addition, Bad debt expense declined primarily due to the overall reduction in the financing asset portfolio, the improvement in economic conditions and improved credit quality.  The increase in the nine months period was primarily driven by the restructuring charges recorded in the second quarter of 2005.  These increases were partially offset by the same factors affecting the decline in SG&A expense in the third quarter of 2005.

Other (income) and expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the three months ended September 30:
Other (income) and expense:
Foreign currency transaction losses	$29	$53	(45.3)%
Interest income	(75)	(48)	56.3
Net gains from securities and investment assets	(38)	(31)	22.6
Net realized gains from certain real estate activities	(6)	(2)	200.0
Restructuring	(1)	—	nm
Other	(8)	(27)	(70.4)

Total	$(99)	$(55)	80.7

nm - not meaningful

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Other (income) and expense:
Foreign currency transaction losses	$200	$261	(23.4)%
Interest income	(204)	(128)	59.4
Net gains from securities and investment assets	(91)	(41)	122.0
Net realized gains from certain real estate activities	(5)	(46)	(89.1)
Restructuring	235	—	nm
Other	(1,923)	(65)	nm
Total	$(1,788)	$(19)	nm

nm - not meaningful

Other (income) and expense increased $1,769 million of income for the first nine months of 2005 versus 2004 driven by the gain associated with the sale of the company’s Personal Computing business.  The total pre-tax gain associated with this transaction was $1,112 million. See Note 11 on pages 18 and 19 for additional information. In addition, on June 30, 2005, the company settled certain antitrust issues with the Microsoft Corporation and the gain from this settlement was $775 million.  These gains were partially offset by real estate-related restructuring charges of $235 million recorded in the first nine months of 2005.  See Note 7 on pages 8 through 10 for additional information.

Research, Development and Engineering

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the three months ended September 30:
Research, development and engineering	$1,447	$1,468	(1.4)%

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Research, development and engineering	$4,383	$4,360	0.5%

Research, development and engineering expense declined 1.4 percent in the third quarter of 2005 and increased 0.5 percent in the first nine months of 2005 versus the same periods in 2004.  The decrease for the third quarter of 2005 was primarily due to the sale of the company’s Personal Computing business in the second quarter of 2005 with no corresponding expense in the third quarter of 2005 versus third quarter of 2004 ($33 million). The increase for the first nine months of 2005 was primarily due to increased spending in Systems and Technology Group for server and storage products ($134 million), partially offset by lower spending in Microelectronics ($72 million), as well as increased spending in Software ($21 million) offset by the reduction in Personal Computing ($48 million).  In addition, retirement-related expense increased $21 million and $71 million in the third quarter and first nine months of 2005 versus the same periods of 2004, respectively, and stock-based compensation expense declined $23 million and $66 million in the third quarter and first nine months of 2005, respectively versus the comparable periods in 2004.

Intellectual Property and Custom Development Income

			Yr. to Yr.
			Percent
(Dollars in Millions)	2005	2004	Change
For the three months ended September 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$43	$102	(57.8)%
Licensing/royalty-based fees	86	80	7.5
Custom development income	84	77	9.1

Total	$213	$259	(17.5)%

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$198	$377	(47.5)%
Licensing/royalty-based fees	268	268	0.0
Custom development income	254	226	12.4
Total	$720	$871	(17.3)%

Sales and other transfers of intellectual property decreased in the third quarter and first nine months of 2005 versus the third quarter and first nine months of 2004.  The decrease in the first nine months of 2005 was primarily due to AMCC’s acquisition of the company’s IP associated with its embedded PowerPC 4xx standard processor products for $208 million in the second quarter of 2004.  The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.  There were no significant IP transactions in the third quarter of 2005.

Interest Expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the three months ended September 30:
Interest expense	$56	$32	75.7%

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Interest expense	$172	$100	72.7%

The increase in Interest expense was primarily due to higher average non-Global Financing debt and higher effective interest rates in the third quarter and first nine months of 2005, compared with the same periods of 2004.

Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See page 66 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the three months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$429	$534	(19.7)%
Nonpension postretirement benefits-cost	95	92	3.3
Total	$524	$626	(16.3)%

			Yr. to Yr.
			Percent
(Dollars in millions)	2005	2004	Change
For the nine months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,376	$906	51.9%
Nonpension postretirement benefits-cost	279	277	0.7
Total	$1,655	$1,183	39.9%

Included in the amounts above, the company had costs of approximately $262 million and $366 million associated with its defined benefit pension plans for the third quarter of 2005 and 2004, respectively. The comparable amount for the first nine months of 2005 and 2004 was costs of approximately $851 million and $389 million, respectively.  The third quarter and first nine months of 2004 results include a charge of $320 million due to the partial settlement of certain legal claims against the company’s PPP, which was recorded in SG&A expense.  Excluding the $320 million charge in 2004, the increases in the Defined benefit and contribution pension plans were driven by several factors including changes in the U.S. and certain non-U.S. discount rate assumptions, changes in the non-U.S. expected long-term return on asset assumptions, and recognition of previously deferred pension costs in accordance with SFAS 87, “Employers’ Accounting for Pensions,” partially offset by the company’s plan contributions. The third quarter 2005 year-to-year net decrease of approximately $102 million reduced SG&A expense by approximately $265 million, due to the legal settlement discussed above, and increased cost by approximately $142 million and increased RD&E expense by approximately $21 million.  The nine months of 2005 year-to-year net increase of approximately $472 million increased cost by approximately $477 million, increased RD&E expense by approximately $71 million, increased Other (income) and expense by approximately $14 million and decreased SG&A expense by approximately $90 million.

Provision for Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 48.0 percent and 28.8 percent, respectively.  The corresponding effective tax rates for the first nine months of 2005 and 2004 were 37.7 percent and 29.7 percent, respectively.  Substantially all of the increases in the quarterly and nine months’ tax rates were attributable to the third quarter 2005 repatriation-related tax charge.

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for the company to repatriate earnings accumulated outside the U.S. by allowing the company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In order to benefit from this incentive, the company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer (CEO) and Board of Directors (BOD).

In the third quarter of 2005, the company’s CEO and BOD approved a domestic reinvestment plan to repatriate up to $9.5 billion of foreign earnings under the Act.  These foreign earnings were previously considered to be indefinitely reinvested outside the U.S.  Accordingly, in the third quarter, the company recorded income tax expense of $525 million associated with this planned repatriation.  The planned repatriation will result in cash tax payments of approximately $250 million and the utilization of existing alternative minimum tax credits.

The company previously disclosed that it anticipated repatriating approximately $9 billion in foreign earnings under the Act with an associated tax charge of approximately $450 million.  The increase in the repatriation amount and associated tax charge reflect updated financial forecasts as well as the company’s evaluation of guidance issued by the U.S. Treasury Department and Internal Revenue Service in August of 2005.

The company repatriated $3.1 billion under the Act in the third quarter and expects to repatriate the remaining $6.4 billion in the fourth quarter of 2005.  Planned uses of the repatriated funds include domestic expenditures relating to research and development, capital asset investments as well as other permitted activities.

Weighted-Average Common Shares

	2005	2004	Yr. To Yr. Percent Change
For the three months ended September 30:
Earnings per share from continuing operations:
Assuming dilution	$0.94	$0.92	2.2%
Basic	$0.95	$0.93	2.2

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,617.2	1,698.1	(4.8)%
Basic	1,591.3	1,669.6	(4.7)

	2005	2004	Yr. To Yr. Percent Change
For the nine months ended September 30:
Earnings per share from continuing operations:
Assuming dilution	$2.92	$2.72	7.4%
Basic	$2.97	$2.77	7.2

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,635.2	1,712.3	(4.5)%
Basic	1,607.9	1,680.3	(4.3)

The amount of shares actually outstanding at September 30, 2005 was 1,579.5 million.

The weighted average number of common shares outstanding-assuming dilution during the third quarter and first nine months of 2005 was 80.9 million and 77.1 million lower than the same periods in 2004 primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the third quarter and first nine months of 2005 versus third quarter and first nine months of 2004, respectively, external segment results. The external segment results include equity compensation charges and the change in the company’s reportable segments as discussed in Note 12 on page 20.

Global Services

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change
For the three months ended September 30:
Global Services Revenue:	$11,687	$11,312	3.3%
Strategic Outsourcing	$4,887	$4,782	2.2
Business Consulting	3,480	3,293	5.7
Integrated Technology	1,854	1,832	1.2
Maintenance	1,466	1,405	4.4

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change
For the nine months ended September 30:
Global Services Revenue:	$35,368	$33,608	5.2%
Strategic Outsourcing	$14,830	$14,096	5.2
Business Consulting	10,591	9,939	6.6
Integrated Technology	5,554	5,342	4.0
Maintenance	4,393	4,231	3.8

Global Services revenue increased 3.3 percent (3 percent adjusting for currency) and 5.2 percent (3 percent adjusting for currency) in the third quarter and first nine months of 2005, respectively, versus the same periods in 2004.  Although Strategic Outsourcing (SO) revenue continued to grow, it also continued to experience a slowdown in its revenue growth rate due to the cumulative effect of lower signings, throughout 2004 and the first quarter of 2005.  The company had strong SO signings in the Americas in the second and third quarters of 2005.  The company continued its focus on pipeline development.  Overall, SO grew signings 18 percent in the quarter.  Though these signings do not necessarily translate immediately to revenue growth, they should provide substantial benefits over longer periods of time.

Business Consulting Services (BCS) revenue growth was led by growth in the Americas and Europe, offset by declines in Asia Pacific in the third quarter of 2005 versus the same period of 2004.  Business Consulting Services signings were up 18 percent over last year, with Consulting and Systems Integration up 14 percent and Business Transformation Outsourcing up 45 percent.  The company’s Consulting and Systems Integration business had many areas of high growth. Sector performance was strong in the Financial Services and Industrial Sectors, while the faster-

growing practices included Strategy and Change, and Supply Chain.  This overall growth was mitigated by weakness year-to-year in Japan, Germany, and the company’s Federal Business in the U.S.  However, across all practices, the company drove improved resource utilization and pricing trends remained stable to improving.

Our Business Transformation Outsourcing (BTO) business continued its pattern of strong year-to-year growth, led by strength in our Human Resources and Finance and Administration offerings. BTO is an important offering to address the Business Performance Transformation Services (BPTS) opportunity. Other BPTS offerings include the Strategy and Change practice, Engineering and Technology Services, and Business Performance Software. In the third quarter, BPTS revenue was over $1 billion, up 39 percent year-to-year, and almost $2.9 billion, up 35 percent, in the first nine months of 2005 versus 2004.

ITS signings were down 8 percent in the third quarter of 2005 with declines in the Americas and Asia Pacific.  However, EMEA did see a return to growth, increasing 9 percent year-to-year. The company is working to rebalance its ITS portfolio of offerings and shift its business development and delivery capabilities and skills to higher growth areas.  The ITS business is more dependent upon short-term signings in the quarter for revenue growth.

(Dollars in millions)	2005	2004	Yr. To Yr. Percent/ Margin Change
For the three months ended September 30:
Global Services:
Gross profit	$3,044	$2,749	10.7%
Gross profit margin	26.0%	24.3%	1.7	pts.

(Dollars in millions)	2005	2004	Yr. to Yr. Percent/ Margin Change
For the nine months ended September 30:
Global Services:
Gross profit	$9,005	$8,114	11.0%
Gross profit margin	25.5%	24.1%	1.4	pts.

Global Services gross profit dollars increased primarily due to the corresponding increase in revenue and improving gross profit margins across all categories of Global Services, except Maintenance.  The gross profit margin improvement was primarily due to benefits from the second quarter 2005 productivity initiatives (see Note 7 on pages 8 through 10 for additional information), as nearly 90 percent of the resources had exited the business by the end of September, improved utilization levels, primarily within BCS, and a better contract profile versus corresponding periods in the prior year.  In addition, since Global Services is primarily a resource-based business, the resulting Global Services margins are impacted more by pension expense increases, partially mitigated by lower equity compensation expense.

Hardware

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change
For the three months ended September 30:
Hardware Revenue:	$4,988	$7,378	(32.4)%
Systems and Technology Group	$4,988	$4,665	6.9%
z Series			(3.5)
i Series			25.4
p Series			14.6
x Series			9.4
Storage Systems			10.8
Microelectronics			13.6
Engineering and Technology Services			68.2
Retail Store Solutions			(35.7)
Printer Systems			(13.5)
Personal Computing Division	—	2,713	(100.0)

(Dollars in millions)	2005	2004	Yr. to Yr. Percent Change
For the nine months ended September 30:
Hardware Revenue:	$17,008	$21,299	(20.1)%
Systems and Technology Group	$14,132	$13,530	4.4%
z Series			(14.7)
i Series			12.3
p Series			20.5
x Series			9.2
Storage Systems			11.7
Microelectronics			3.7
Engineering and Technology Services			53.8
Retail Store Solutions			(23.6)
Printer Systems			(7.0)
Personal Computing Division	2,876	7,769	(63.0)

Systems and Technology Group revenue increased 6.9 percent (6 percent adjusting for currency) and 4.4 percent (3 percent adjusting for currency) in the third quarter and first nine months of 2005, respectively, versus the same periods in 2004.  The pSeries server revenue increased with strong growth in all geographies as clients continue to recognize the strength and leadership of the POWER architecture.  In early October, the company announced a new POWER5+ processor that includes the industry’s first Quad Core Module, which puts four processor cores on a single piece of ceramic.  The company expects to gain share in the UNIX market when the external results are reported.  iSeries server revenue increased driven by broad demand for the company’s POWER5 based offerings.  Revenue continues to improve for the iSeries servers as more ISV’s, resellers and clients commit to the new POWER5 based offerings.  xSeries increased due to strong revenue growth in the third quarter in the company’s emerging markets.  Despite strong competitive pressure in Europe and Asia, particularly in France and Japan, the company expects to maintain its market share in all three major geographies.  The company’s momentum in Blades remains strong with revenue growth of 90 percent in the third quarter and 81 percent for the first nine months of 2005 versus the same periods in 2004, respectively.  zSeries MIPS (millions of instructions per second) grew 18 percent while revenue declined 4 percent in the third quarter versus 2004.  The MIPS growth was driven by the company’s new System z9 which began shipping in late September.  The new z9 delivers a new level of secure and resilient computing to the company’s clients.  In the third quarter of 2005, the company saw strong demand in emerging markets, such as Brazil and Russia. The zSeries clients continue to add new workloads to this platform as they build their on demand infrastructure.  These new workloads have accelerated Java and Linux adoption on the zSeries platform.

For the third quarter and first nine months of 2005 versus the same periods in 2004, Total Storage revenue growth was driven by total Disk revenue growth of 19 percent and 14 percent, while tape declined 2 percent and grew 9 percent, respectively.  Within the External disk revenue, mid-range disk products had strong revenue growth of 32 percent and 17 percent for the third quarter and first nine months of 2005, respectively.  When the data becomes available, the company believes it will have gained share again in external disk and maintained its market leadership in tape.

Microelectronics revenue increased as the company’s manufacturing yield for game processors were above expectations in the third quarter of 2005, as the company ramped up production.  Partially offsetting this increase was a softening of demand for some of the company’s older technology.  The primary mission of the company’s Microelectronics business continues to be providing technology to the company’s server business.  Both the new z9 and POWER5+ processors are two examples of technology leadership only available from IBM.  Engineering & Technology Services (E&TS) revenue continued to show strong growth as it represents a unique opportunity for the company to leverage its deep capabilities, expertise and assets in engineering design to benefit client engineering and R&D processes.

Retail Stores Solutions revenue decreased primarily due to a number of large transactions that were recorded in the third quarter and first nine months of 2004 and demand from these large clients declined in the same periods of 2005.  Printer Systems revenue decreased due primarily to lower maintenance revenue as a result of a declining install base.

Personal Computing Division revenue decreased as a result of the company divesting its Personal Computing business to Lenovo on April 30, 2005.  The third quarter 2005 results do not have any revenue versus three months of revenue in 2004 and the nine month of 2005 results have four months of revenue versus nine months in 2004.  See Note 11 on pages 18 and 19 for additional information.

(Dollars in millions)	2005	2004	Yr. to Yr. Percent/ Margin Change
For the three months ended September 30:
Hardware:
Gross profit	$1,949	$2,147	(9.2)%
Gross profit margin	39.1%	29.1%	10.0	pts.

(Dollars in millions)	2005	2004	Yr. to Yr. Percent/ Margin Change
For the nine months ended September 30:
Hardware:
Gross profit	$5,867	$6,256	(6.2)%
Gross profit margin	34.5%	29.4%	5.1	pts.

The decreases in gross profit dollars for the third quarter and first nine months of 2005 versus 2004 were primarily due to the sale of the company’s Personal Computing business.  The increases in gross profit margin were also primarily due to the sale of the Personal Computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005.

Systems and Technology Group gross profit margins declined slightly for the third quarter and first nine months of 2005 (39.1 percent and 39.8 percent) versus the same periods of 2004 (40.1 percent and 40.2 percent), respectively.  Microelectronics margins improved (6.7 points and 10.1 points) as yields on game processors increased as production ramped up for these products in the third quarter of 2005, while Storage Systems margins declined (12.3 points and 8.3 points) primarily driven by the mix to mid-range disk products along with intensified competition resulting in product discounting.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 37 (and derived from page one) primarily relate to the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 66 of the IBM 2004 Annual Report), as well as the ongoing warranty costs associated with the divested Personal Computing business. The recorded amounts for these impacts are considered unallocated corporate amounts for purposes of measuring segment management’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions)	2005	2004*	Yr. to Yr. Percent Change

For the three months ended September 30:
Software Revenue:	$3,819	$3,621	5.5%
Middleware	$3,037	$2,862	6.1
WebSphere Family			13.5
Information Management			9.6
Lotus			12.0
Tivoli			8.5
Rational			11.9
Other Middleware			(0.2)
Operating Systems	588	600	(2.1)
Other	194	159	22.3

* Reclassified to conform with 2005 presentation.

(Dollars in millions)	2005	2004*	Yr. to Yr. Percent Change

For the nine months ended September 30:
Software Revenue:	$11,191	$10,545	6.1%
Middleware	$8,856	$8,302	6.7
WebSphere Family			14.2
Information Management			9.8
Lotus			13.3
Tivoli			16.7
Rational			6.4
Other Middleware			(0.6)
Operating Systems	1,771	1,781	(0.6)
Other	564	462	22.1

* Reclassified to conform with 2005 presentation.

Software revenue increased 5.5 percent (5 percent adjusting for currency) and increased 6.1 percent (4 percent adjusting for currency) in the third quarter and first nine months of 2005, respectively, versus the same periods of 2004.  The Software market remains highly competitive but demand for the company’s software was good in the third quarter.  The company saw growth in all geographies led by the Americas.  In the third quarter the company believes it held share in total middleware and grew share in each of its five key brands.

The WebSphere family revenue increased with growth in WebSphere Portal (17 percent and 24 percent) and Websphere Application Server (7 percent and 15 percent) software in the third quarter and first nine months of 2005 versus the third quarter and first nine months of

2004, respectively.  The company believes it gained share in the third quarter and continues to extend its market leading position over its nearest competitor.  Information Management software revenue increased as it reflects strong growth from the Ascential acquisition in the second quarter of 2005.  DB2 database family revenue increased (4 percent and 9 percent) in the third quarter and first nine months of 2005 versus the comparable periods in 2004, respectively.  The company is continuing to build its Information Management portfolio with advances in Content Management, Information Integration and the core database technologies.  The company believes it gained share in Information Management software in the third quarter of 2005.  Lotus software revenue increased driven by strong acceptance of the company’s Notes Domino Version 7 software as well as continued growth in Lotus Workplace.  The company believes it gained share in the third quarter of 2005.  Tivoli software revenue increased with strong double-digit growth across security and storage software businesses.  The security products revenue increases were driven by the company’s new SOA Security offerings, which were very well received.  The company’s storage software products were especially strong, with client adoption of the company’s virtualization technologies continuing to gain traction.  Rational software revenue increased with strong growth in all geographies during the third quarter of 2005, as this was the best quarter of growth since the company’s acquisition.  The company experienced strong demand from its large customers and closed the largest single transaction for Rational since it was acquired.

Revenue from Other Middleware products, including host software products such as compilers, certain tools and Other Storage and Printer software, was essentially flat in the third quarter and declined slightly for the first nine months of 2005 versus the same periods in 2004.

Operating systems software revenue decreased in the third quarter and first nine months of 2005 versus the same periods in 2004, primarily due to lower zSeries and pSeries revenue, partially offset by increased iSeries revenue.

The company continues to invest in its software portfolio through internal development and complementary acquisitions.  The company’s investments have led to strong acceptance of the company’s key middleware products.

(Dollars in millions)	2005	2004	Yr. to Yr. Percent/ Margin Change
For the three months ended September 30:
Software:
Gross Profit	$3,336	$3,156	5.7%
Gross Profit Margin	87.4%	87.2%	0.2	pts.

(Dollars in millions)	2005	2004	Yr. to Yr. Percent/ Margin Change
For the nine months ended September 30:
Software:
Gross Profit	$9,719	$9,117	6.6%
Gross Profit Margin	86.8%	86.5%	0.3	pts.

The increase in Software gross profit dollars and gross profit margin for the third quarter and first nine months ended September 30, 2005 versus the same periods of 2004 was primarily driven by growth in Software revenue.

Global Financing

See pages 60 and 61 for a discussion of Global Financing’s revenue and gross profit.

Enterprise Investments

Revenue from Enterprise Investments increased 10.5 percent to $284 million (10 percent adjusting for currency) and increased 4.5 percent to $837 million (2 percent adjusting for currency) in the third quarter and first nine months of 2005, respectively, versus the same periods in 2004.  The revenue increase in the third quarter and first nine months of 2005 versus the same periods in 2004 was attributable to higher product life-cycle management software revenue primarily for Small & Medium Business.

Gross profit dollars increased 22.8 percent to $138 million and increased 10.9 percent to $389 million in the third quarter and first nine months of 2005, respectively, versus the same periods in 2004.  The gross profit margin increased 4.8 points to 48.6 percent in the third quarter of 2005 and increased 2.6 points to 46.4 percent for the first nine months of 2005 versus the same periods of 2004.  The increase in gross profit dollars and gross profit margin in the third quarter and first nine months of 2005 was primarily driven by the increased product life-cycle management software revenue.

Results of Discontinued Operations

There was no Loss from Discontinued Operations for the three months ended September 30, 2005 and 2004, respectively.  Loss from Discontinued Operations for the nine months ended September 30, 2005 and 2004 was $27 million and $3 million, respectively.  The 2005 charges are for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the hard disk drive business to Hitachi Ltd. on December 31, 2002.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 52 through 54 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 60 through 67.  The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2005	2004

Current assets	$39,143	$47,143
Current liabilities	29,964	39,786
Working capital	$9,179	$7,357

Current ratio	1.31:1	1.18:1

Current assets decreased $8,000 million due to declines of: $4,810 million in short-term receivables mainly due to collection of typically higher year-end revenue volumes, the divestiture of the Personal Computing business, increased factoring of accounts receivable, and a $1,296 million impact due to the effects of currency; $2,316 million in Cash and cash equivalents and Marketable Securities due to U.S. pension funding ($1,700 million), share repurchase ($6,693 million), restructuring-related payments ($1,030 million) and approximately $652 million due to the effects of currency, partially offset by cash received from the divestiture of the Personal Computing business of $671 million and cash received from the settlement of certain antitrust issues with the Microsoft Corporation of $775 million.

Current liabilities decreased $9,822 million due to declines of: $4,049 million in Short-term debt which was driven by the settlement of debt instruments that matured in the first nine months of 2005; $3,240 million in Accounts payable of which approximately $1.1 billion was due to the divestiture of the Personal Computing business with the remaining decrease due to declines from typically higher year-end levels; $1,358 million in other accruals primarily driven by a decline in derivative liabilities; $612 million in compensation and benefit accruals, and $830 million in Taxes payable both driven by declines in these balances from typically higher year-end levels; and, a $368 million currency impact.  These declines were partially offset by a net increase of $525 million in restructuring accruals due to the restructuring actions taken in the second quarter.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 60 through 67.

	Nine Months Ended
	September 30,
(Dollars in millions)	2005	2004
Net cash provided by/(used in) continuing operations:
Operating activities	$9,494	$11,325
Investing activities	(2,992)	(3,719)
Financing activities	(7,643)	(5,641)
Effect of exchange rate changes on cash and cash equivalents	(652)	3
Net cash used in discontinued operations	(8)	(80)
Net change in cash and cash equivalents	$(1,801)	$1,888

The decrease in net cash provided by operating activities for the first nine months of 2005 as compared to the first nine months of 2004 was primarily driven by the U.S. pension funding of $1,700 million; in addition to an increase in cash used in working capital activities, which is estimated to be in part the result of the divestiture of the Personal Computing business.

The decrease in net cash flows used in investing activities was attributable to lower net marketable securities and other investments of approximately $697 million due primarily to the other cash requirements discussed on page 52; and approximately $656 million primarily due to the divestiture of the Personal Computing business.  These decreases were partially offset by approximately $326 million in higher acquisition costs in the first nine months of 2005 than in the first nine months of 2004; and approximately $300 million growth in net capital spending due to lower asset sales in the first nine months of 2005 versus the same period of 2004.

The increase in net cash flows used in financing activities was primarily the result of increased stock repurchases in the first nine months of 2005 ($2,334 million) compared with the same period of 2004, partially offset by an increase in net cash flows related to Debt and short-term borrowings ($759 million) in the first nine months of 2005 versus the same period of 2004.

Non-Current Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2005	2004
Non-current assets	$61,866	$63,860
Long-term debt	17,372	14,828
Non-current liabilities (excluding debt)	23,438	24,701

The decrease in Non-current assets was due to a $2,039 million decrease in long-term financing receivables (see page 64) and a $1,133 million decrease in Plant, rental machine and other property-net driven by the effects of currency (approximately $431 million), and asset sales.  These declines were partially offset by a $1,113 million increase in Prepaid pension assets due to the $1,700 million funding of the PPP in the first quarter and an $887 million increase in Goodwill due to the company’s acquisitions.

Long-term debt increased $2,544 million due to new debt issuances in the first nine months of 2005.  The company continually monitors its liquidity profile and interest rates, and manages its short and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $1,263 million due to decreases of $769 million in Retirement and nonpension postretirement obligations and $494 million in other accruals. These declines were primarily due to the effects of currency.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2005	2004

Total company debt	$21,422	$22,927
Non-Global Financing debt*	$879	$607
Non-Global Financing debt/capitalization	3.1%	2.2%

*            Non-Global Financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on pages 62 and 66.

The increase in non-Global Financing debt was driven by the seasonality of cash generation of the company’s business operations and investment strategies.

Equity

Stockholders’ equity decreased $1,453 million from December 31, 2004, primarily due to the company’s ongoing stock repurchase program, partially offset by an increase in retained earnings driven by net income.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2004 IBM Annual Report on page 17.

•                                          Economic environment and corporate IT spending budgets

•                                          Internal business transformation and efficiency initiatives

•                                          Innovation initiatives

•                                          Open standards

•                                          Emerging business opportunities

In the second quarter, the company executed several strategic and important actions that positively positioned the company going-forward.

The company completed the sale of its Personal Computing business.  This divestiture eliminated the volatility associated with a cyclical business and the company’s financial profile improved by removing a lower margin, commoditizing business from its portfolio.

The company also implemented restructuring actions on a worldwide basis, with specific focus on the company’s European operations.  These actions are designed to improve the company’s operating efficiency and to strengthen its client-facing capabilities.  In addition, the company implemented a new, streamlined management system in Europe.

The company’s restructuring actions were designed to yield a more competitive cost structure, provide more pricing flexibility and allow the company to more efficiently manage escalating labor costs, including retirement-related costs.  Overall, these actions are estimated to yield cost and expense savings of approximately $500 million in the second half of 2005 and $1,300 million in 2006.  The company’s results benefited from these actions in the third quarter and the company remains on track to achieve these estimated savings in the second half of 2005 and 2006.

Late in the third quarter the company launched its new mainframe product, the z9 server.  Global Services signings in the quarter were up 13 percent year-to-year and 18 percent year-to-year for the nine months period.

The company’s strategies, investments and specific operational actions are all designed to deliver on its business model based on innovation and to best position the company for the longer term.  Looking forward, the company remains committed to its longer-term model to deliver double-digit earnings per share growth.

Global Services Signings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2005	2004	2005	2004
Longer-term*	$6,347	$5,112	$21,030	$15,673
Shorter-term*	4,660	4,643	14,598	14,647
Total	$11,007	$9,755	$35,628	$30,320

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

Backlog includes SO, BCS, ITS and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidations, adjustments for revenue not materialized and currency assumptions used to approximate constant currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A signing will be recognized if a services agreement is signed incidental or coincident to an acquisition or divestiture.

The estimated services backlog was $113 billion at September 30, 2005, flat from June 30, 2005 and increased approximately $2 billion from December 31, 2004.

The amount of IP and custom development income has been declining in recent years.  The overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related expense increased in the first nine months of 2005 as compared with the first nine months of 2004 by $472 million ($792 million without the 2004 one-time charge of $320 million related to the partial settlement of certain legal claims against the PPP) as discussed on page 21.  It is expected that the full year 2005 impact will be approximately $1.0 billion higher than in 2004, excluding the 2004 one-time charge of $320 million related to the partial settlement of certain legal claims against the PPP.  The impact of retirement-related plans in 2006 will depend on several factors worldwide, including market performance throughout 2005, funding decisions, and the dynamics of the interest rate yield curves at year-end, with the short end impacting the crediting rate in the cash balance plan, and the long end affecting the net present value calculation of the pension obligations.

Total stock-based compensation decreased $401 million on a pre-tax basis in the first nine months of 2005 versus the comparable 2004 period.  The company expects its full year rate of decline for pre-tax stock-based compensation expense to be consistent with the rate of decline experienced in the first three quarters of 2005.  These amounts can be impacted by additional factors such as acquisitions and employee departures/forfeitures.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year to year based on nonrecurring events (such as the third quarter repatriation charge described in “Provision for Income Taxes” on pages 42 and 43) as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2001, the World Trade Organization (WTO) determined that tax provisions of the FSC Repeal and Extraterritorial Income (ETI) Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement.  As a result, the U.S. enacted the American Jobs Creation Act of 2004 (the “Act”) in October 2004.  The Act repeals the export subsidy for transactions after 2004 with two years of transition relief (2005-2006).  The Act also provides a nine-percent deduction for income from qualified domestic production activities which will be phased in over 2005-2010.  While the company is currently evaluating recently issued U.S. Treasury Department and Internal Revenue Service guidance, the company does not expect this legislation to adversely affect its ongoing effective tax rate for 2005 or 2006.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial position and results of operations.  At September 30, 2005, foreign exchange rate changes resulted in assets and liabilities denominated in foreign currencies being translated into fewer U.S. dollars than at year-end 2004. The company uses a variety of hedging instruments to limit specific currency risks related to foreign currency-denominated transactions and net investment in foreign operations. Further discussion of currency and hedging appears in the 2004 IBM Annual Report in note l, “Derivatives and Hedging Transactions,” on pages 65 to 67.

The company earned approximately 30 percent of its net income in currencies other than the U.S. dollar in the first nine months of 2005.  In general, these currencies were stronger against the U.S. dollar during the first nine months of 2005 compared to the first nine months of 2004, so 2005 foreign currency earnings translated into more dollars than they would have in the first nine months of 2004.  The company maintains hedging programs to limit the volatility of the company’s financial results due to currency impacts.  These hedging programs reduce the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to affecting the company’s results of operations, the impact of currency changes also may affect the company’s pricing and sourcing actions, although it is difficult to track and quantify the related impact.  Generally, extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative.

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

Liquidity and Capital Resources

On pages 30 and 31 of the company’s 2004 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 30, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, the size of the company’s global credit facilities and committed trade receivables securitization facility.  For the nine months ended or as of, as applicable, September 30, 2005, those amounts are $9.5 billion, $8.3 billion, $10 billion and $0.5 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2005 appear in the table below and remain unchanged from December 31, 2004.  The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS

Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	f-1+

The second table, appearing on page 31 of the 2004 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 53 of this Form 10-Q, the following is the management view of cash flows for the first nine months of 2005 and 2004 prepared in a manner consistent with the table on page 31 of the 2004 IBM Annual Report:

Use of non-Global Financing Receivable Sources and Uses of Cash

(Dollars in millions)	2005	2004
For the nine months ended September 30:
Net cash from operating activities (comprised of):	$9,494	$11,325
Cash from Global Financing accounts receivable	4,173	4,806
Cash available for investment and for distribution to shareholders	5,321	6,519
Net Global Financing receivables/debt	3,388	3,454
Net capital expenditures	(3,056)	(2,756)
Net (acquisitions)/divestitures	(642)	(972)
Returns to shareholders	(7,627)	(5,234)
Non Global Financing debt	(46)	(238)
Other	861	1,115
Net change in cash and cash equivalents	$(1,801)	$1,888

Events that could temporarily change the historical cash flow dynamics discussed and referenced above include unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14 on pages 21 to 24 of this Form 10-Q. With respect to pension funding, the company is not quantifying such impact because it is not possible to predict the future timing or direction of the capital markets.  However, using December 31, 2004 actuarial assumptions for 2005, if the full year actual return on plan assets for the PPP was less than 1.5 percent and the discount rate remains unchanged at 5.75 percent, the PPP’s ABO would be greater than its Plan assets.  As discussed on pages 32 and 78 to 85 of the 2004 IBM Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders equity.  Actual return on the PPP plan assets for the first nine months of 2005 was a 7.2 percent gain.  (See “Looking Forward,” on page 57 for additional pension-related risk factors).

Global Financing

Global Financing is a business segment within IBM, which is managed on an arm’s-length basis and measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
External revenue	$599	$634	$1,798	$1,951
Internal revenue	289	309	1,013	875
Total revenue	888	943	2,811	2,826
Total cost	355	364	1,228	1,117
Gross profit	$533	$579	$1,583	$1,709
Gross profit margin	60.0%	61.4%	56.3%	60.5%
Pre-tax income	$363	$341	$1,092	$1,045
After-tax income	$234	$229	$693	$675
Return on equity*	30.5%	29.8%	29.6%	28.1%

* See page 67 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue decreased in the third quarter of 2005 versus the same period in 2004.  External revenue decreased 5.5 percent (6.7 percent at constant currency) primarily driven by financing income of $428 million in 2005 versus $469 million in 2004, a decrease of 8.7 percent, due to a decrease in the average asset balance. Internal revenue decreased 6.5 percent primarily driven by internal used equipment sales of $162 million versus $179 million in the third quarter of 2004, a decrease of 9.5 percent.

Global Financing revenue decreased in the first nine months of 2005 versus the same period in 2004.  External revenue decreased 7.8 percent primarily driven by financing income of $1,298 million in 2005 versus $1,449 million in 2004, a decrease of 10.4 percent, due to a decrease in the average asset balance and declining asset yields.  Internal revenue increased 15.8 percent compared to 2004 driven by internal used equipment sales of $598 million in the first nine months of 2005 versus $464 million in the same period in 2004, an increase of 28.9 percent, due primarily to early terminations of internal leases and subsequent sales of equipment to Global Services.

Global Financing gross profit dollars decreased 7.9 percent and 7.4 percent for the third quarter and first nine months of 2005, respectively, when compared to the same periods last year.  For the third quarter of 2005, the decrease in gross profit dollars was primarily driven by the decrease in external financing income discussed above and higher borrowing costs, partially offset by higher external sales gross profit.  The decrease in gross profit margin was driven by reduced financing margins due to higher borrowing costs, partially offset by higher equipment sales margins.  For the first nine months of 2005, the decline in gross profit dollars was driven by the decrease in external financing income discussed above and higher borrowing costs, partially offset by equipment sales profit of $345 million in 2005 versus $305 million in 2004, an increase of 13.1 percent primarily due to the early terminations referenced above.  The decrease in gross profit margin is driven by lower financing margins due to declining yields, higher borrowing costs and a mix change away from higher margin financing and towards equipment sales.

Global Financing pre-tax income increased 6.5 percent and 4.5 percent, respectively, for the third quarter and first nine months of 2005, when compared to the same periods last year.  The increase in the third quarter was driven by a decrease in Bad debt expense of $50 million and a decrease in Selling, general and administrative expense of $19 million, partially offset by the decrease in gross profit of $46 million discussed above. The increase in the first nine months of 2005 is primarily due to the decrease in Bad debt expense of $133 million and the decreases in Selling, general and administrative expense as well as Other charges of $40 million, partially offset by the decrease in gross profit of $126 million discussed above.  The decrease in Bad debt expense is reflective of the declining size of the receivable portfolio, an improved general economic environment, and the improved credit quality of the portfolio.

The increase in return-on-equity in the third quarter of 2005 versus the third quarter of 2004 was due to an increase in after-tax income.  The increase in return-on-equity for the first nine months of 2005 from the first nine months of 2004 was due to a decrease in equity as well as an increase in after-tax income.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2005	2004
Cash	$792	$850
Net investment in sales-type and direct financing leases	9,577	11,141
Equipment under operating leases:
External customers	1,810	1,817
Internal customers(a) (b)	1,728	1,906
Customer loans	8,024	9,889
Total customer financing assets	21,139	24,753
Commercial financing receivables	3,764	5,710
Intercompany financing receivables(a) (b)	1,741	2,172
Other receivables	164	223
Other assets	742	881
Total financing assets	$28,342	$34,589

Intercompany payables(a)	$2,860	$6,531
Debt(c)	20,543	22,320
Other liabilities	1,913	2,571
Total financing liabilities	25,316	31,422
Total financing equity	3,026	3,167
Total financing liabilities and equity	$28,342	$34,589

(a)          Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 3 and 4.

(b)         These assets, along with all other financing assets in this table, are leveraged using Global Financing debt.

(c)          Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate customer and commercial financing assets. Customer financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM customers’ total solutions requirements. Customer financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally for two to seven years. Customer financing also includes internal activity as described on page 35 of the 2004 IBM Annual Report.

Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days.

Originations

The following are total external and internal financing originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Customer financing:
External	$2,868	$2,845	$7,903	$7,944
Internal	248	292	723	911
Commercial financing	6,638	6,006	18,924	17,418
Total	$9,754	$9,143	$27,550	$26,273

Cash collections of both customer and commercial financing assets exceeded new financing originations in both the third quarter and first nine months of 2005, which resulted in a net decline in financing assets from December 31, 2004. The increase in originations was mainly due to improving volumes in commercial financing.

Cash generated by Global Financing was deployed to pay the intercompany payables and dividends to IBM as well as to reduce debt.

Financing Assets by Sector

The following are the percentage of external financing assets by industry sector.

	At September 30,	At December 31,
	2005	2004
Financial Services	32%	30%
Industrial	22	20
Business Partners*	16	19
Public	9	9
Distribution	9	9
Communications	7	9
Other	5	4
Total	100%	100%

*                 Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

	At September 30,	At December 31,
(Dollars in millions)	2005	2004
Gross financing receivables	$21,234	$26,836
Specific allowance for doubtful accounts	463	654
Unallocated allowance for doubtful accounts	82	127
Total allowance for doubtful accounts	545	781
Net financing receivables	$20,689	$26,055
Allowance for doubtful account coverage	2.6%	2.9%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2004	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	September 30, 2005
$781	$(139)	$(48)	$(49)	$545

*                 Represents reserved receivables, net of recoveries, that were disposed of during the period.

**          Primarily represents translation adjustments.

The percentage of financing receivables reserved decreased from 2.9 percent at December 31, 2004 to 2.6 percent at September 30, 2005 due to the disposition of reserved receivables during the period combined with lower requirements for additional reserves.  Unallocated reserves decreased 35.4 percent from $127 million at December 31, 2004 to $82 million at September 30, 2005.  The decrease in Unallocated reserves is due to a decline in assets combined with improved economic conditions and improved credit quality of the portfolio.  Specific reserves decreased 29.4 percent from $654 million to $463 million in 2005.  The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $48 million for the nine months ended September 30, 2005,  compared with an addition of $85 million for the nine months ended September 30, 2004.  The decline was primarily attributed to the overall reduction in the financing asset portfolio, as well as the improvement in economic conditions and the improved credit quality of the portfolio in the first nine months of 2005 as compared to the first nine months of 2004.

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

Global Financing recovers its residual values in several ways, primarily through sales and leases of used equipment. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 37.4 percent and 39.1 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2005 and 36.5 percent and 34.2 percent in the third quarter and first nine months, respectively, of 2004.  The increases are driven primarily by a mix change away from financing and towards equipment sales in the third quarter and higher internal used equipment sales for the first nine months, respectively, of 2005.  The gross margins on these sales were 40.8 percent and 37.6 percent in the third quarter of 2005 and 2004, respectively, and the gross margins were 31.4 percent and 31.5 percent for the first nine months of 2005 and 2004, respectively.  The increase in gross margin in the third quarter of 2005 from the third quarter of 2004 was primarily due to lower cost of sales.  In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new customers or extending leasing arrangements with current customers.  The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2004 and September 30, 2005.  In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of September 30, 2005.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are used in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The aggregate asset values associated with the guarantees were $110 million and $225 million for the financing transactions originated during the quarters ended September 30, 2005 and September 30, 2004, respectively, and $351 million and $506 million for the nine months ended September 30, 2005 and September 30, 2004 respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $15 million for the financing transactions originated during the quarters ended September 30, 2005 and September 30, 2004, respectively, and $13 million and $29 million for the financing transactions originated during the nine months ended September 30, 2005 and September 30, 2004, respectively. The cost of guarantees was $2.4 million and $3.2 million for the quarters ended September 30, 2005 and September 30, 2004, respectively, and  $4.9 million and $5.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Residual Value

			Amortization of September 30, 2005 balance
(Dollars in millions)	Dec. 31, 2004*	Sept. 30, 2005	2005	2006	2007	2008 and beyond
Sales-type leases	$836	$779	$150	$241	$237	$151
Operating leases	197	211	34	59	56	62
Total unguaranteed residual value	$1,033	$990	$184	$300	$293	$213

Related original amount financed	$25,982	$23,512
Percentage	4.0%	4.2%

* Restated to conform with 2005 presentation.

Debt

	At September 30,	At December 31,
	2005	2004
Debt to equity ratio	6.8x	7.0x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1.  The debt is used to fund Global Financing assets. The debt is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivable. The inter-company loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 62.

The company’s Global Financing business provides funding predominantly for the company’s external customers but also provides intercompany financing for the company (internal).  As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external customer and internal business is included in the “Global Financing Results of Operations” on page 60 and in Segment Information on pages 77 through 80.

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

Return on Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
Numerator :
Global Financing after tax income*	$234	$229	$693	$675
Annualized after tax income (A)	$937	$918	$924	$900
Denominator :
Average Global Financing equity (B)**	$3,073	$3,074	$3,124	$3,201
Global Financing Return on Equity(A)/(B)	30.5%	29.8%	29.6%	28.1%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 4 quarters, for the three months ended September 30 and for the nine months ended September 30, respectively.

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

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and customer knowledge, should allow for the prudent management of the business going forward, even during periods of economic uncertainty.

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

Part II - Other Information

ITEM 1.  Legal Proceedings

Refer to Note 14 on pages 21 to 24 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

July 1, 2005 - July 31, 2005	3,230,000	$81.94	3,230,000	$3,409,984,561

August 1, 2005 - August 31, 2005	4,749,800	$82.20	4,749,800	$3,019,545,346

September 1, 2005 - September 30, 2005	12,899,100	$79.31	12,899,100	$1,996,535,028

Total	20,878,900	$80.37	20,878,900

(1)   On April 26, 2005, the IBM Board of Directors authorized up to $5.0 billion in funds for use in the company’s common stock repurchase program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.  This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

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

International Business Machines Corporation
(Registrant)

Date:	October 25, 2005

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy Vice President and Controller