Form 10-K
period 2005-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2006-02-28
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2005

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2006	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,567,313,082	New York Stock Exchange
Chicago Stock Exchange
Pacific Exchange
6.45% Notes due 2007		New York Stock Exchange
5.375% Notes due 2009		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

        Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer ☐    Non-Accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $118.4 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2005 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006 are incorporated by reference into Part III of Form 10-K.

PART I

Item 1. Business:

        International Business Machines Corporation (IBM) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co., and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological invention, and its operations and aims have been international in nature. This was signaled over 80 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: IBM is the largest information technology company in the world, the world's largest business and technology services company, the world's largest consulting services organization, the world's largest information technology research organization, and the world's largest financier of information technology.

* * *

Description of Business

        IBM is an innovation company, serving the needs of enterprises and institutions worldwide. IBM seeks to deliver clients success by enabling their own capacity to innovate, so that they may differentiate their organizations to create unique competitive advantage.

        To help its clients achieve growth, productivity, efficiency, and the realization of greater value through innovation, IBM draws upon the world's leading systems, software and services capabilities to turn enterprises of all sizes, in every major industry, into on demand businesses. An on demand business is an enterprise that is integrated end-to-end, and, with its business ecosystems of partners, suppliers and clients, is able to manage that extended network dynamically to address new opportunities, respond to changes in demand or threats to its business, enhance flexibility, speed execution and ultimately achieve profitable growth.

        In IBM's view, being on demand is the most comprehensive way to enable a company to innovate—and thus differentiate itself—consistently over time. IBM views enterprise innovation not only in terms of products and services, but across all dimensions of a business: its business processes, business model, management systems, culture and role in society.

IBM's Strategy

        IBM's strategy is to pursue an innovation agenda with its clients, partners and in other relationships, and to continue refining its portfolio to achieve higher value. Through its understanding of where technology, client requirements and global business are headed, the company continually makes strategic decisions to maintain its leadership of this rapidly changing business by focusing on high-value innovation-based solutions and services while consistently generating high returns on invested capital for its shareholders. The company utilizes its entire portfolio—hardware, software, services, technology and research to maintain its leadership. With those broad capabilities to enable enterprise innovation, the expertise and diversity of its global workforce and its large network of suppliers and business partners, IBM considers itself well-positioned to capitalize on the opportunities represented by the needs of its clients and current trends in economics and society. IBM believes these trends will have major effects on business, government, education, healthcare, transportation and most other fields of endeavor. These developments include, in part: the globalization of capabilities, skills, and markets; the increasingly interconnected nature of companies, industries and even economies; the growing influence of open standards and open source software; the rise in collaborative models of creation and development; the maturation and availability of semiconductor and wireless chip technology; the use of service-oriented architectures and Web services in software development; the growing number of service providers for a wider range of traditional and emerging business processes and functions; and the advances made by IBM and others in increasing computational speed, capacity and access.

        To capitalize on the opportunities presented by these and other developments, and to avoid commoditization of its portfolio, IBM regularly reviews its businesses and invests in those that represent strategic growth opportunities, reallocating resources as needed; it acquires businesses that contribute strategically to its portfolio; it exits or divests itself of businesses that no longer support its strategy for innovation and higher value; and it seeks to improve productivity and drive efficiencies by integrating its global operations.

        IBM's strategic priorities for 2006 include:

  •
  Capitalizing on technological, business and social trends and the need of enterprises to innovate in addressing those trends;

  •
  Maintaining market-share leadership in systems, middleware software and services, as a platform to drive growth;

  •
  Focusing investment and resources on emerging growth areas, including Business Performance Transformation Services and emerging countries;

  •
  Continuing the global integration of IBM, driving productivity gains and higher value in service delivery;

  •
  Furthering IBM's leadership in innovation initiatives, including advanced semiconductor design and development, collaborative intellectual capital, business process expertise and integration, and advanced systems for supercomputing capability—including mainframes and "grid" networks;

  •
  Acquiring businesses that contribute strategically to its portfolio, and exiting businesses that no longer support its strategy for innovation and higher value.

IBM's Capabilities

        To execute its strategy, IBM's business comprises three principal business segments:

  •
  Systems and Financing

  •
  Software

  •
  Services

SYSTEMS AND FINANCING

Systems:

        Servers.    IBM systems using IBM operating systems (zSeries and iSeries), as well as AIX, the IBM UNIX operating system (pSeries) and the Microsoft Windows operating system (xSeries). All servers can also run Linux, a key open source operating system.

        Storage.    Data storage products, including disk, tape, optical and storage area networks.

        Advanced Foundry.    Integrated supply chain services and a full suite of semiconductor manufacturing services using either a client's or IBM's design.

        Application Specific Integrated Circuit (ASICs).    Manufacturing of customized semiconductor products for clients.

        Standard products and custom microprocessors.    Semiconductors designed and manufactured primarily based upon IBM's PowerPC architecture.

        Printing Systems.    Production print solutions, on demand print-related solutions, enterprise workgroup print technologies, print management software, services and maintenance.

        Retail Store Solutions.    Point-of-sale retail checkout systems, software and solutions.

Financing:

        Commercial financing.    Short-term inventory and accounts receivable financing to dealers and remarketers of IT products. (Revenue reported as Global Financing.)

        Client financing.    Lease and loan financing to external and internal clients for terms generally between two and seven years. (Revenue reported as Global Financing.)

        Remarketing.    The sale and lease of used equipment (primarily sourced from the conclusion of lease transactions) to new or existing clients. (Revenue reported as Global Financing.)

SOFTWARE

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

SERVICES

        Business Performance Transformation Services (BPTS).    Helps clients transform their spending on business processes, namely Selling, General and Administrative, and Research and Development. BPTS requires advanced technology and deep expertise in industry and/or specific functions like human resources, logistics, payroll, sales, customer services and procurement, to result in holistic improvement for the performance and success of a business, including efficiency of individual processes and their combined effort. BPTS solutions are delivered to clients by several of the company's business areas: Business Transformation Outsourcing, Engineering and Technology Services, Strategy and Change Consulting and Business Performance Management. (Revenue reported in various segments.)

        Business Transformation Outsourcing (BTO).    Delivers improved business results to clients through the continual strategic change and the operation and transformation of the client's business processes, applications and infrastructure.

        Engineering & Technology Services (E&TS).    System and component design services, strategic outsourcing of clients' design teams, and technology and manufacturing consulting services. (Revenue reported as Hardware segment.)

        Business Consulting Services (BCS).    Delivery of value to clients through consulting services for client relationship management, financial management, human capital, business strategy and change, and supply chain management, as well as application innovation and the transformation of business processes and operations.

        Business Performance Management (BPM).    Enables companies to visualize end-to-end processes across business and IT systems, analyze execution in real time against goals, and make adjustments as needed. IBM offers consulting, services and middleware to simulate and monitor business processes, and provides clients with real-time analysis of the underlying IT systems carrying out those processes. (Revenue reported as Software segment.)

        Center for Business Optimization (CBO).    Helps clients continually optimize their business performance by drawing upon massive amounts of real-time data, advanced analytical methods, business expertise and deep computing power.

        On Demand Innovation Services (ODIS).    IBM Research scientists work with BCS consultants to analyze and solve clients' most intractable business challenges. ODIS offers a number of cross-industry micropractices with deep expertise including mobile enablement and information mining.

        Strategic Outsourcing Services (SO).    Comprehensive IT services integrated with business insight working with clients to reduce costs and improve productivity through the outsourcing of processes and operations.

        Integrated Technology Services (ITS).    Design, implementation and maintenance of clients' technology infrastructures.

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

        GLOBAL SERVICES is a critical component of the company's strategy of providing insight and solutions to clients. While solutions often include industry-leading IBM software and hardware, other suppliers' products are also used if a client solution requires it. Contracts for IBM services—commonly referred to as "signings"—can range from less than one year to ten years. Businesses generating short-term signings include ITS and the commercial content of Consulting and Systems Integration (C&SI). Long-term businesses include SO, BTO, and the federal content of C&SI.

        SYSTEMS AND TECHNOLOGY GROUP provides IBM's clients with business solutions requiring advanced computing power and storage capabilities. Approximately 60 percent of the Systems and Technology Group's server and storage sales transactions are through business partners; approximately 40 percent are direct to end-user clients, more than half of which are through the Web at ibm.com. In addition, the group provides leading semiconductor technology and products, packaging solutions and engineering technology services to clients and for IBM's own advanced technology needs. While appropriately not reported as external revenue, hardware is also deployed to support services solutions.

        SOFTWARE consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across their enterprises. Middleware is designed to be the underlying support for applications provided by ISVs, who build industry- or process-specific applications according to open industry standards. Operating systems are the engines that run computers. Approximately 45 percent of external Software revenue relates to one-time charge (OTC) arrangements, whereby the client pays one up-front payment for a perpetual license. The remaining annuity-based revenue consists of both maintenance revenue sold with OTC arrangements, as well as revenue from software sold on a monthly license charge (MLC) arrangement. Typically, arrangements for the sale of OTC software include one year of maintenance. The client can also purchase ongoing maintenance after the first year, which includes product upgrades and technical support.

        GLOBAL FINANCING is described on pages 43 through 47 of IBM's 2005 Annual Report to Stockholders.

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

  •
  Sales & Distribution Organization and related sales channels

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

SALES & DISTRIBUTION ORGANIZATION

        With a comprehensive knowledge of IBM's business and infrastructure solutions, as well as the products, technologies and services IBM and its Business Partners offer, the company's global client teams gain a deep understanding of each client's organizational, infrastructure and industry-specific needs to determine the best approach for addressing their critical business and IT challenges. These professionals work in integrated teams with IBM consultants and technology representatives, combining their deep skills and expertise to deliver high-value solutions that address clients' pain points and innovational aspirations.

        The majority of IBM's business, excluding the company's original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors. The company's go-to-market strategies and sales and distribution activities are organized around these sectors:

  •
  Financial Services: Banking, Financial Markets, Insurance

  •
  Public: Education, Government, Healthcare and Life Sciences

  •
  Industrial: Aerospace and Defense, Automotive, Chemical and Petroleum, Electronics

  •
  Distribution: Consumer Products, Retail, Travel, Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  Small and Medium Business: Mainly companies with less than 1,000 employees

Internal Routes-to-Market

        Services consultants focused on selling end-to-end solutions for large, complex business challenges.

        Hardware and software brand specialists selling IBM products as parts of discrete technology decisions, and focusing on mid-sized clients interested in purchasing "turnkey" solutions, such as those in the IBM Express Portfolio.

        ibm.com provides fast, easy access to IBM's product and business expertise via the Web and telephone. Identifies business opportunities for all of IBM's routes to market and provides online and telephone sales of standard hardware, software, services and financing for all size companies.

Business Partners Routes-to-Market

        Global/major independent software vendors.    ISVs deliver business process or industry-specific applications and, in doing so, often influence the sale of IBM hardware, middleware and services.

        Global/major systems integrators (SIS).    SIS identify business problems and design solutions when IBM Global services is not the preferred systems integrator; they also sell computing infrastructures from IBM and its competitors.

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

RESEARCH, DEVELOPMENT AND INTELLECTUAL PROPERTY

        IBM's research and development (R&D) operations differentiate IBM from its competitors. IBM annually spends approximately $5–$6 billion for R&D, including capitalized software costs, focusing its investments in high-growth opportunities. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2005 than any other company. This marks the 13th year in a row that IBM achieved this distinction.

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

        In addition to these IP income sources, the company also generates value from its patent portfolio through cross-licensing arrangements and IP licensed in divestiture transactions. The value of these other two sources is not readily apparent in the financial results and Consolidated Statement of Earnings, because income on cross-licensing arrangements is recorded only to the extent that cash is received. The value received by IBM for IP involving the sale of a business is included in the overall gain or loss from the divestiture, not in the separately displayed IP income amounts in financial results and Consolidated Statement of Earnings.

INTEGRATED SUPPLY CHAIN

        Just as IBM works to transform its clients' supply chains for greater efficiency and responsiveness to market conditions, the company continues to see business value as it establishes its globally integrated supply chain as an on demand business, transforming this function into a strategic advantage for the company and, ultimately, improved delivery and outcomes for its clients. Leveraging this experience, in June 2005, IBM launched its supply-chain business transformation outsourcing service to optimize and help run clients' end-to-end supply chain processes, from procurement to logistics.

        IBM spends approximately $38 billion annually through its supply chain, procuring materials and services around the world. The company's supply, manufacturing and logistics and customer fulfillment operations are integrated in one operating unit that has reduced inventories, improved response to marketplace opportunities and external risks and converted fixed to variable costs. Simplifying and streamlining internal processes has improved operations and sales force productivity and processes and thereby the experiences of the company's clients when working with IBM. Because some of the cost savings this unit generates are passed along to clients, they will not always result in a visible gross margin improvement in the company's Consolidated Statement of Earnings. While these efforts are largely concerned with product manufacturing and delivery, IBM is also applying supply-chain principles to service delivery across its solutions and services lines of business.

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

Forward-looking and Cautionary Statements

        Certain statements contained in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A "Risk Factors" on pages 8 to 13 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2005 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 95 through 99.

        Financial information by geographic areas—page 99.

        Amount spent during each of the last three years on R&D activities—page 80.

        Financial information regarding environmental activities—pages 74 and 75.

        The number of persons employed by the registrant—page 43.

        The management discussion overview—pages 15 to 17.

        Available information—page 104.

Also refer to Item 1A entitled "Risk Factors" in Part I of this Form.

Item 1A. Risk Factors:

        Economic Environment and Corporate IT Spending Budgets:    If overall demand for systems, software and services changes, whether due to general economic conditions or a shift in corporate buying patterns, sales performance could be impacted. IBM's diverse portfolio of products and offerings is designed to gain market share in strong and weak economic climates. The company accomplishes this by not only having a mix of offerings with long-term cash and income streams as well as cyclical transaction-based sales, but also by continually developing competitive products and solutions and effectively managing a skilled resource base. IBM continues to transform itself to take advantage of shifting demand trends, focusing on client or industry-specific solutions, business performance and open standards.

        Internal Business Transformation and Global Integration Initiatives:    IBM continues to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions. In 2005, the company realigned its operations and organizational structure in Europe to give sales and delivery teams greater authority, accountability and flexibility to make decisions and to execute more effectively on behalf of our clients. Additionally, in 2005, many of the company's corporate functions—such as Legal, Finance, Human Resources, Information Technology, and Real Estate Site Operations—which had been previously replicated for many of the individual countries where IBM operates were integrated so that they could be managed and their resources optimized on a global scale. In addition to eliminating redundancies and overhead structures to drive productivity, this integration improves IBM's capacity to innovate by providing greater clarity of key priorities around shared goals and objectives and leads to a sharper focus for the company on learning, development and knowledge sharing.

        Innovation Initiatives:    IBM invests to improve its ability to help its clients innovate. Investment may occur in the research and development of new products and services, as well as in the establishment of new collaborative and co-creation relationships with developers, other companies, and other institutions. To deliver value that helps clients differentiate themselves for competitive advantage, IBM has been moving away from commoditized categories of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. Examples include IBM's leadership position in the design and fabrication of ASICs; the design of smaller, faster and energy-efficient semiconductor devices; the design of "grid" computing networks that allow computers to share processing power; the transformation and integration of business processes; and the company's efforts to advance open technology standards and to engage with governments, academia, think tanks and nongovernmental organizations on emerging trends in technology, society and culture. In the highly competitive IT industry, with large diversified competitors as well as smaller and nimble single-technology competitors, IBM's ability to continue its cutting-edge innovation is critical to maintaining and increasing market share. IBM is managing this risk by more closely linking its R&D organization to industry-specific and client-specific needs, as discussed in Description of Business—IBM Worldwide Organizations.

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

        Investing in Growth Opportunities:    The company is continuing to refocus its business on the higher value segments of enterprise computing—providing technology and transformation services to clients' businesses. Consistent with that focus, the company continues to significantly invest in growth opportunities, as a way to drive revenue growth and market share gain. Areas of investment include strategic acquisitions, primarily in software and services, focused client and industry-specific solutions, Business Performance Transformation Services, key technologies and emerging growth countries such as China, Russia, India and Brazil.

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

        Local Legal, Economic and Health Conditions:    The company operates in more than 160 countries worldwide and derives more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation. In addition, any widespread outbreak of an illness or other health issue, such as severe acute respiratory syndrome (SARS), avian influenza (bird flu) or any other pandemic, or local or global health issues, could adversely affect the company's operations, its ability to source and deliver products and services to its customers, and customer demand.

        Insurance:    The company maintains third party insurance coverage against various liability risks and risks of property loss. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

        Environmental Matters:    The company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the company's capital expenditures, earnings and competitive position.

        Tax Matters:    The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM's provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company's results of operations and financial condition in future periods. In addition, IBM is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the company's provision for income taxes and cash tax liability.

        Internal Controls:    Effective internal controls are necessary for the company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, the company's brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the company is required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company's business and operating results could be harmed, the company could fail to meet its reporting obligations, and there could be a material adverse effect on the company's stock price.

        Use of Estimates:    In connection with the preparation of the Consolidated Financial Statements, the company uses certain estimates and assumptions, which are based on historical experience and management's knowledge of current events and actions that the company may undertake in the future. The company's most critical accounting estimates are described in the Management Discussion on pages 40 to 42 of IBM's 2005 Annual Report to Stockholders. In addition, as discussed in note O, "Contingencies and Commitments" on pages 76 to 79 of IBM's 2005 Annual Report to Stockholders, the company makes certain estimates under SFAS No. 5 "Accounting for Contingencies", including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore actual results may differ.

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

        Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a broad portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete.

        Volatility of Stock Price:    The company's stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the company's stock price is subject to significant volatility.

        Dependence on and Compensation of Key Personnel:    Much of the future success of the company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that IBM will be able to successfully retain and attract the key personnel it needs. In addition, companies in the information technology and services industry whose employees accept positions with IBM may claim that IBM has interfered with noncompete obligations of their former employees, engaged in unfair hiring practices or that the employment of these persons by IBM would involve the disclosure or use of trade secrets. Any such claims could limit or prevent IBM from hiring employees or cause it to incur liability for damages or substantial costs in defending the company or its employees against these claims, whether or not they have merit. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

        Customer Credit Risk on Trade Receivables:    The company's diversified client base includes a large number of worldwide enterprises, from small and medium businesses to the world's largest organizations, companies and governments. Most of the company's sales are on an open credit basis and the company performs ongoing credit evaluations of its clients' financial conditions. The company maintains reserves that it believes are adequate to cover exposure for any uncollectible trade receivables and regularly reviews such reserves by considering factors such as write-off history, aging analysis and any specific, known troubled accounts. Customer credit risk is mitigated due to the large number of clients constituting the company's worldwide client base and their dispersion across many different industries and geographies. If the company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the company may have to adjust its reserves, which could affect the company's consolidated net income in the period the adjustments are made.

        Distribution Channels:    The company offers its products directly and through a variety of third party distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market.

        Acquisitions and Alliances:    The company has made and expects to continue to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully. The related risks include the company failing to achieve strategic objectives and anticipated revenue improvements and cost savings, as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business.

        Risk Factors Related to IBM Securities:    The company issues debt securities in the worldwide capital markets from time to time, with a variety of different maturities and in different currencies. The value of our debt securities fluctuates based on many factors, including changes in interest rates, the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental and stock exchange regulations, and other factors over which the company has little or no control. The company's ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under Item 1A entitled "Risk Factors". There can be no assurance that the company will be able to manage any of these risks successfully.

        The company also issues its common stock from time to time in connection with various compensation plans, contributions to its pension plan and certain acquisitions. The market price of IBM common stock is subject to significant volatility, due to factors described under Item 1A entitled "Risk Factors", including the section entitled "Volatility of Stock Price", as well as economic and geopolitical conditions generally, trading volumes, speculation by the press or investment community about our financial condition, and other factors, many of which are beyond the company's control. Since the market price of IBM's common stock fluctuates significantly, stockholders may not be able to sell our stock at attractive prices.

        In addition, changes by any rating agency to the company's outlook or credit ratings can negatively impact the value and liquidity of both our debt and equity securities. The company does not make a market in either its debt or equity securities, and cannot provide any assurances with respect to the liquidity or value of such securities.

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2005, IBM's manufacturing and development facilities in the United States had aggregate floor space of 22 million square feet, of which 17 million was owned and 5 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 8 other countries totaled 9 million square feet, of which 3 million was owned and 6 million was leased. Of these amounts, 1 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous upgrading of facilities is essential to maintain technological leadership, improve productivity, and meet customer demand.

Executive Officers of the Registrant (at February 28, 2006):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer
Samuel J. Palmisano(1)	54	1997
Senior Vice Presidents:
Michael E. Daniels, Information Technology Services, Global Services	51	2005
Nicholas M. Donofrio, Innovation and Technology	60	1995
Douglas T. Elix, Group Executive	57	1999
J. Bruce Harreld, Marketing and Strategy	55	1995
Paul M. Horn, Research	59	1996
Jon C. Iwata, Communications	43	2002
John E. Kelly, III, Technology and Intellectual Property	52	2000
Edward M. Lineen	64	2002
Mark Loughridge, Chief Financial Officer	52	1998
J. Randall MacDonald, Human Resources	57	2000
Steven A. Mills, Group Executive	54	2000
Robert W. Moffat, Jr., Integrated Operations	49	2002
Virginia M. Rometty, Enterprise Business Services, Global Services	48	2005
Donald J. Rosenberg, General Counsel	55	2005
Linda S. Sanford, Enterprise On Demand Transformation	53	2000
Robert C. Weber, Legal and Regulatory Affairs	55	2006
William M. Zeitler, Group Executive	58	2000
Vice Presidents:
Jesse J. Greene, Jr., Treasurer	60	2002
Daniel E. O'Donnell, Secretary	58	1998
Timothy S. Shaughnessy, Controller	48	2004

(1)
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of Jesse J. Greene, Jr. and Robert C. Weber, has been an executive of IBM or its subsidiaries during the past five years.

        Mr. Greene was with Compaq Computer Corporation (now a part of Hewlett Packard Company), a computer company, as Senior Vice President and Chief Financial Officer until joining IBM in 2002. He was with Compaq for two years. Before joining Compaq, Mr. Greene served as Corporate Senior Vice President and Director of Business Strategy and Information Technology at Eastman Kodak Company. During six years at Kodak, Mr. Greene held a number of financial positions including Vice

President of Finance and Treasurer. Before joining Kodak, Mr. Greene spent 23 years at IBM in a variety of financial positions including Assistant Treasurer.

        Mr. Weber was a partner at Jones Day, an international law firm, until joining IBM in 2006. He was with Jones Day for almost 30 years, and his career included counseling corporations, individuals and boards of directors, as well as extensive experience in corporate derivative litigation, federal and state enforcement actions, and commercial litigation.

Item 3. Legal Proceedings:

        Refer to note O "Contingencies and Commitments" on pages 76 through 78 of IBM's 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to page 102 and 104 of IBM's 2005 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange. There were 633,916 common stockholders of record at February 10, 2006.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2005— October 31, 2005	2,858,200	$81.14	2,858,200	$5,764,611,101
November 1, 2005— November 30, 2005	1,437,600	$84.14	1,437,600	$5,643,646,847
December 1, 2005— December 31, 2005	7,480,000	$84.02	7,480,000	$5,015,150,412

Total	11,775,800	$83.34	11,775,800

(1)
On April 26, 2005, the IBM Board of Directors authorized up to $5.0 billion in funds for use in the company's common stock repurchase program. On October 25, 2005 the Board of Directors authorized the company to repurchase up to an additional $4.0 billion in funds for use in such programs. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 101 and 102 of IBM's 2005 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 14 through 47 of IBM's 2005 Annual Report to Stockholders which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks:

        Refer to the section titled "Market Risk" on page 42 and 43 of IBM's 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 12, 13, and 48 through 100 of IBM's 2005 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 12 and 13 of IBM's 2005 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, all of which information is incorporated herein by reference. Also refer to Item 2 entitled "Executive Officers of the Registrant" in Part I of this Form.

Item 11. Executive Compensation:

        Refer to the information under the captions "Summary Compensation Table," "Stock Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Long-Term Incentive Plans—Awards in Last Fiscal Year," "Retirement Plans," "Other Deferred Compensation Plans," "Directors' Compensation," "Employment Agreements and Change-in-Control Arrangements," "Report on Executive Compensation," and "Performance Graph" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the captions "Ownership of Securities," "Security Ownership of Certain Beneficial Owners," "Common Stock and Total Stock-based Holdings of Management," and "Equity Compensation Plan Information" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions:

        Refer to the information under the caption "Other Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2005 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 13).

      Consolidated Statement of Earnings for the years ended December 31, 2005, 2004 and 2003 (page 48).

      Consolidated Statement of Financial Position at December 31, 2005 and 2004 (page 49).

      Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003 (page 50).

      Consolidated Statement of Stockholders' Equity at December 31, 2005, 2004 and 2003 (pages 51 through 53).

      Notes to Consolidated Financial Statements (pages 54 through 100).

    2.
    Financial statement schedules required to be filed by Item 8 of this Form:

Page	Schedule Number
21		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
22		Report of Independent Registered Public Accounting Firm.
S1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

        Included in this Form 10-K:

10.1	—	December 2005 Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, incorporated by reference to Registration Statement 333-33692 on Form S-8, dated March 31, 2000.
10.2	—	The IBM Supplemental Executive Retention Plan, a compensatory Plan, effective July 1, 1999, as amended through February 17, 2006.
10.3	—	December 2005 Amendments to the IBM Savings Plan, a compensatory plan, incorporated by reference to Registration Statement 333-09055 on Form S-8, dated July 29, 1996.
10.4	—	Forms of LTPP Stock Option Award Agreement, Buy-First Stock Option Award Agreement, Restricted Stock Unit Agreement, Special Restricted Stock Unit Agreement, and Performance Stock Unit Award Agreement.
12	—	Computation of Ratio of Earnings From Continuing Operations to Fixed Charges and Earnings From Continuing Operations to Combined Fixed Charges and Preferred Stock Dividends.
13	—	IBM's 2005 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
21	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm.
23.2	—	Consent of Independent Registered Public Accounting Firm.
24.1	—	Powers of Attorney.
24.2	—	Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney.
31.1	—	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Not included in this Form 10-K:

—	The By-laws of IBM as amended through September 26, 2005, are Exhibit 3 to Form 8-K filed September 27, 2005, and is hereby incorporated by reference.
—	The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference.
—	The IBM 1999 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM 2001 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM PwCC Acquisition Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	Form of Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	Board of Directors compensatory plans, as described under the caption "Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, and are hereby incorporated by reference.
—	IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.
—	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
—	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference.
—	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
—	The IBM Savings Plan, a compensatory plan, as amended and restated effective as of January 1, 2005, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-09055 on Form S-8 dated July 29, 1996. Such plan, as amended, was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-33692 on Form S-8 dated March 31, 2000. Such plan, as amended, was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	The IBM 2003 Employees Stock Purchase Plan, as set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference.

—	The IBM 2003 Employees Stock Purchase Plan, as amended through April 1, 2005, which plan was previously filed as Appendix A to IBM's definitive proxy statement dated March 10, 2003. Such plan, as amended, was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	The $10,000,000,000 5-Year Credit Agreement dated as of May 27, 2004, among International Business Machines Corporation, each Subsidiary Borrower, the Lenders, from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent for the Lenders, and Citibank, N.A. as syndication agent was filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2004 and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.
—	The instruments defining the rights of holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.
—	The instruments defining the rights of holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.
—	The instrument defining the rights of holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
—	IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2006, certain sections of which have been incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO Samuel J. Palmisano Chairman of the Board, President and Chief Executive Officer
Date: February 28, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President, Chief Financial Officer	February 28, 2006
/s/ TIMOTHY S. SHAUGHNESSY Timothy S. Shaughnessy	Vice President and Controller	February 28, 2006
Cathleen Black Kenneth I. Chenault Juergen Dormann Michael L. Eskew Shirley Ann Jackson Charles F. Knight Lucio A. Noto Joan E. Spero Sidney Taurel Charles M. Vest Lorenzo H. Zambrano	Director Director Director Director Director Director Director Director Director Director Director	By:	/s/ Daniel E. O'Donnell Daniel E. O'Donnell Attorney-in-fact February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2006 appearing in the 2005 Annual Report to Shareholders of International Business Machines Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF
INTERNATIONAL BUSINESS MACHINES CORPORATION:

        We have audited the statements of assets and liabilities of the Business Consulting Services Reporting Unit (the "Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation (the "Company") as of December 31, 2004 and the related statements of revenues and expenses (collectively, the "statements") for the years ended December 31, 2004 and 2003 (not separately presented herein). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

        In our opinion, the statements referred to above present fairly, in all material respects, the assets and liabilities of the Reporting Unit as of December 31, 2004 and its revenues and expenses for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP ERNST & YOUNG LLP
New York, New York February 22, 2005

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Writeoffs	Other(A)	Balance at End of Period
Allowance For Doubtful Accounts
2005
—Current	$971	$15	$215	$(75)	$696

—Noncurrent	$97	$(24)	$14	$4	$63

2004
—Current	$1,100	$115	$296	$52	$971

—Noncurrent	$119	$14	$43	$7	$97

2003
—Current	$1,312	$158	$476	$106	$1,100

—Noncurrent	$109	$49	$39	$—	$119

Allowance For Inventory Losses
2005	$655	$307	$290	$(31)	$641

2004	$721	$327	$428	$35	$655

2003	$696	$407	$442	$60	$721

Revenue Based Provisions
2005	$1,048	$4,762	$4,887	$(43)	$880

2004	$1,088	$5,184	$5,247	$23	$1,048

2003	$995	$4,905	$4,853	$41	$1,088

(A)
Primarily comprises currency translation adjustments.

S-1

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
(3)	Certificate of Incorporation and Bylaws
The Certificate of Incorporation of IBM is Exhibit (3)(i) to Form 8-K filed April 28, 1999, and is hereby incorporated by reference
The Bylaws of IBM as amended through September 26, 2005 are Exhibit 3 to Form 8-K filed September 27, 2005, and is hereby incorporated by reference
(4)	Instruments defining the rights of security holders

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
Form of Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.*
Forms of LTPP Stock Option Award Agreement, Buy-First Stock Option Award Agreement, Restricted Stock Unit Agreement, Special Restricted Stock Unit Agreement, and Performance Stock Unit Award Agreement.*	10.4

Board of Directors compensatory plans as described under the caption "Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005, and are hereby incorporated by reference.*
The IBM Supplemental Executive Retention Plan, a compensatory Plan, effective July 1, 1999, as amended through February 17, 2006*	10.2
The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference*
December 2005 Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, incorporated by reference to Registration Statement 333-33692 on Form S-8, dated March 31, 2000*	10.1
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

	The IBM Savings Plan, a compensatory plan, as amended and restated effective as of January 1, 2005, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-09055 on Form S-8 dated July 29, 1996, such plan, as amended, was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference
	December 2005 Amendments to the IBM Savings Plan, a compensatory plan, incorporated by Reference to Registration Statement 333-09055 on Form S-8 dated July 29, 1996	10.3

	Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-33692 on Form S-8 dated March 31, 2000, such plan, as amended, was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference*
	The IBM 2003 Employees Stock Purchase Plan, set forth in Appendix A of IBM's definitive Proxy Statement dated March 10, 2003, and is hereby incorporated by reference*

	The IBM 2003 Employees Stock Purchase Plan, as amended through April 1, 2005, which plan was previously filed as Appendix A to IBM's definitive proxy statement dated March 10, 2003, such plan, as amended, was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference*

	The $10,000,000,000 5-Year Credit Agreement dated as of May 24, 2004, among International Business Machines Corporation, each Subsidiary Borrower, the Lenders from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent for the Lenders, and Citibank, N.A., as syndication agent was filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2004, and is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note S, "Earnings Per Share of Common Stock" on page 82 of IBM's 2005 Annual Report to Stockholders, and is hereby incorporated by reference
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
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)
EXHIBIT INDEX