Form 10-Q
period 2006-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2006-04-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant has 1,550,394,547 shares of common stock outstanding at March 31, 2006.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2006	2005*
Revenue:
Global Services	$11,567	$11,709
Hardware	4,574	6,754
Software	3,907	3,814
Global Financing	583	580
Other	28	51
Total revenue	20,659	22,908

Cost:
Global Services	8,488	8,866
Hardware	3,150	4,898
Software	617	618
Global Financing	275	266
Other	42	6
Total cost	12,571	14,654

Gross profit	8,088	8,254

Expense and other income:
Selling, general and administrative	4,602	4,933
Research, development and engineering	1,456	1,459
Intellectual property and custom development income	(229)	(219)
Other (income) and expense	(246)	22
Interest expense	66	49
Total expense and other income	5,648	6,244

Income from continuing operations before income taxes	2,440	2,010
Provision for income taxes	732	603

Income from continuing operations	1,708	1,407

* Reclassified to conform with 2006 presentation; see Note 1 on page 6 for additional information.

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2006	2005
Discontinued operations
Loss from discontinued operations, net of tax	—	5
Net income	$1,708	$1,402

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.08	$0.85
Discontinued operations	0.00	0.00
Total	$1.08	$0.84

Basic
Continuing operations	$1.09	$0.86
Discontinued operations	0.00	0.00
Total	$1.09	$0.86

Weighted average number of common shares outstanding: (millions)
Assuming dilution	1,587.2	1,660.6
Basic	1,564.5	1,628.7
Cash dividends per common share	$0.20	$0.18

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$9,135	$12,568
Marketable securities	3,167	1,118
Notes and accounts receivable — trade (net of allowances of $273 in 2006 and $267 in 2005)	8,816	9,540
Short-term financing receivables (net of allowances of $398 in 2006 and $422 in 2005)	12,105	13,750
Other accounts receivable (net of allowances of $7 in 2006 and 2005)	973	1,138
Inventories, at lower of average cost or market:
Finished goods	1,104	902
Work in process and raw materials	1,848	1,939
Total inventories	2,953	2,841
Deferred taxes	1,784	1,765
Prepaid expenses and other current assets	2,651	2,941
Total current assets	41,583	45,661

Plant, rental machines and other property	34,378	34,261
Less: Accumulated depreciation	20,666	20,505
Plant, rental machines and other property — net	13,712	13,756
Long-term financing receivables	9,281	9,628
Prepaid pension assets	21,082	20,625
Intangible assets — net	1,715	1,663
Goodwill	10,121	9,441
Investments and sundry assets	4,975	4,974
Total assets	$102,468	$105,748

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At March 31, 2006	At December 31, 2005

	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$3,895	$4,710
	Short-term debt	7,160	7,216
	Accounts payable and accruals	22,213	23,226
	Total current liabilities	33,268	35,152

	Long-term debt	15,325	15,425
	Retirement and nonpension postretirement benefit obligations	12,892	13,779
	Other liabilities	8,252	8,294
	Total liabilities	69,737	72,650

	Stockholders’ equity:

	Common stock, par value $0.20 per share, and additional paid-in capital	29,431	28,926
	Shares authorized: 4,687,500,000
Shares issued:	2006 - 1,988,298,216
	2005 - 1,981,259,104
	Retained earnings	46,096	44,734

	Treasury stock - at cost	(41,037)	(38,546)
Shares:	2006 - 437,903,668
	2005 - 407,279,343

	Accumulated gains and (losses) not affecting retained earnings	(1,758)	(2,016)
	Total stockholders’ equity	32,731	33,098
	Total liabilities and stockholders’ equity	$102,468	$105,748

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2006	2005*

Cash flow from operating activities from continuing operations:
Net income	$1,708	$1,402
Loss from discontinued operations	—	5
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	943	1,032
Amortization of intangibles	265	250
Stock-based compensation	200	286
Net gain on asset sales and other	(9)	(8)
Changes in operating assets and liabilities, net of acquisitions/divestitures	4	(887)

Net cash provided by operating activities from continuing operations	3,110	2,080
Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(782)	(749)
Investment in software	(194)	(207)
Acquisition of businesses, net of cash acquired	(748)	(208)
Divestiture of businesses, net of cash transferred	—	(34)
Purchases of marketable securities and other investments	(6,807)	(593)
Proceeds from sale of marketable securities and other investments	4,523	1,111
Net cash used in investing activities from continuing operations	(4,008)	(680)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	101	2,430
Payments to settle debt	(297)	(1,649)
Short-term borrowings less than 90 days — net	100	80
Common stock transactions — net	(2,144)	(3,154)
Cash dividends paid	(313)	(294)
Net cash used in financing activities from continuing operations	(2,553)	(2,587)

Effect of exchange rate changes on cash and cash equivalents	22	(227)
Net cash used in discontinued operations - operating activities	(4)	(2)
Net change in cash and cash equivalents	(3,433)	(1,416)

Cash and cash equivalents at January 1	12,568	10,053
Cash and cash equivalents at March 31	$9,135	$8,637

* Reclassified to conform with 2006 presentation.

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.       In the opinion of the management of International Business Machines Corporation (the company), all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the unaudited three-month periods have been made.

Subsequent to the company’s press release and Form 8-K filed on April 18, 2006, announcing first quarter results, the company made an adjustment to the Consolidated Statement of Financial Position included as part of that Form 8-K. This adjustment was related to the recording of minimum pension liabilities related to certain non-U.S. retirement plan changes implemented in the first quarter. This adjustment affected Investments and other assets, Total Assets, Other Liabilities, Total Liabilities, Stockholders’ Equity and Total Liabilities and Stockholders Equity as reported in the April 18th press release and Form 8-K. Total Stockholders’ Equity at March 31, 2006 was changed from $32,477 million to $32,731 million.

In the first quarter of 2006, the company made changes to its management system. These changes impacted the company’s reportable segments and resulted in the reclassification of certain revenue and cost within its Consolidated Statement of Earnings. These changes did not impact the company’s total revenue, cost, expense, net income, earnings per share, Consolidated Statement of Financial Position or Consolidated Statement of Cash Flows. See Note 9 for additional information regarding the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company intends to file a Form 8-K in the second quarter of 2006 to reclassify its historical financial statements and related footnotes to reflect these management changes.

Within the financial tables in this Form 10-Q, some columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2.       The following table summarizes Net income plus gains and losses not affecting retained earnings.

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Net income	$1,708	$1,402
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	138	(472)
Minimum pension liability adjustments	296	(1)
Net unrealized (losses)/gains on marketable securities	(26)	12
Net unrealized (losses)/gains on cash flow hedge derivatives	(151)	359
Total net gains/(losses) not affecting retained earnings	258	(102)
Net income plus gains and losses not affecting retained earnings	$1,966	$1,300

3.       Effective January 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	Three Months Ended March 31,
(Dollars in millions)	2006	2005

Cost	$56	$91
Selling, general and administrative	122	165
Research, development and engineering	21	30
	200	286
Income tax benefits	(73)	(95)
Total stock-based compensation expense	$127	$191

The reduction in pre-tax stock-based compensation expense for the three-month period ended March 31, 2006, as compared to the corresponding period in the prior year, was principally the result of: (1) a reduction in the level and fair value of stock option grants ($88 million), (2) changes to the terms of the company’s employee stock purchase plan, which rendered it non-compensatory in the second quarter of 2005 in accordance with the provisions of SFAS 123(R) ($18 million), offset by (3) increased expense for performance-based stock units ($20 million) resulting from changes in the probabilities of achieving performance metrics.

As of March 31, 2006, a balance of $1,365 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2 years.

There were no significant capitalized stock-based compensation costs at March 31, 2006 and 2005.

4.       In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company’s Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The company will adopt SFAS

No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company’s Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the company’s Consolidated Financial Statements.

In the first quarter of 2006, the company adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the company’s Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the company also adopted SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the company’s Consolidated Financial Statements.

5.       The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended March 31:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$523	$456	14.7%
Nonpension postretirement benefits costs	100	93	7.5
Total	$623	$549	13.5%

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

	U.S. Plans				Non-U.S. Plans
(Dollars in millions)	2006		2005		2006	2005
Three Months Ended March 31:
Service cost	$182		$175		$154	$180
Interest cost	616		615		379	425
Expected return on plan assets	(901)		(918)		(558)	(585)
Amortization of transition assets	—		—		(1)	(1)
Amortization of prior service cost	15		15		(3)	17
Recognized actuarial losses	203		144		186	133
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	115	*	31	*	157 **	169 **
Cost of other defined benefit plans	28		32		37	35
Total net periodic pension cost for all defined benefit plans	143		63		194	204
Cost of defined contribution plans	98		103		88	86
Total pension plan cost recognized in the Consolidated Statement of Earnings	$241		$166		$282	$290

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2006, the company expects to contribute to its non-U.S. Defined Benefit Plans an amount between $1-2 billion. The legally mandated minimum contribution included in the amount above for the company’s non-U.S. plans is expected to be $842 million. In the first quarter of 2006, the company contributed approximately $1,131 million to its non-U.S. plans.

The following table provides the components of the cost for the company’s nonpension postretirement benefits.

Cost of Nonpension Postretirement Benefits

	Three Months Ended March 31,
(Dollars in millions)	2006	2005

Service cost	$16	$12
Interest cost	79	80
Amortization of prior service cost	(16)	(16)
Recognized actuarial losses	8	6
Net periodic postretirement benefit cost - U.S. Plan	87	82
Cost of non-U.S. Plans	13	11
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$100	$93

The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on the company’s Consolidated Financial Statements as of or for the period ended March 31, 2006.

6.       The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2006, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		and Other	Balance
Segment	12/31/05*	Additions	Adjustments	Divestitures	Adjustments	3/31/06
Global Technology Services	$1,530	$4	$(83)	—	$23	$1,474
Global Business Services	3,588	—	(17)	—	19	3,590
Systems and Technology Group	254	—	—	—	—	255
Software	4,069	735	(3)	—	1	4,802
Global Financing	—	—	—	—	—
Total	$9,441	$739	$(102)	$—	$43	$10,121

* Amounts reclassified from previously reported amounts reflect the new management system structure.

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At March 31, 2006
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,841	$(832)	$1,009
Client-related	971	(533)	438
Completed technology	213	(62)	151
Strategic alliances	104	(73)	31
Patents/Trademarks	36	(19)	17
Other(a)	224	(155)	69
Total	$3,389	$(1,674)	$1,715

	At December 31, 2005
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount

Capitalized software	$1,805	$(802)	$1,003
Client-related	910	(490)	420
Completed technology	383	(270)	113
Strategic alliances	104	(68)	36
Patents/Trademarks	32	(17)	15
Other(a)	218	(142)	76
Total	$3,452	$(1,789)	$1,663

(a) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

The net carrying amount of intangible assets increased $52 million during the first quarter of 2006, primarily due to increases in acquired intangibles and capitalized software, partially offset by amortization of acquired intangibles. The aggregate intangible amortization expense was $265 million and $250 million for the quarters ended March 31, 2006 and 2005, respectively. In addition, in the first quarter, the company retired $380 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization for this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2006:

2006 (for Q2-Q4)	$723 million
2007	$613 million
2008	$247 million
2009	$94 million
2010	$33 million

7.       During the three months ended March 31, 2006, the company completed 4 acquisitions at an aggregate cost of $913 million.

The Software segment completed three acquisitions: Micromuse, a publicly traded company; Cims Lab, a privately held company; and Language Analysis Systems, Inc., a privately held company. Each acquisition further complemented and enhanced the company’s Software portfolio of product offerings.

Global Technology Services (GTS) completed one acquisition; Viacore, Inc., a privately held company. This acquisition augments GTS’s supply chain optimization practice within its Business Transformation Outsourcing offerings.

Purchase price consideration was paid all in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2006. The Micromuse acquisition is shown separately given its significant purchase price.

	Amortization		Other
(Dollars in millions)	Life (yrs.)	Micromuse	Acquisitions
Current assets		$201	$8
Fixed assets/non-current		8	1
Intangible assets:
Goodwill	N/A	694	45
Completed technology	3	46	2
Client relationships	3 - 5	46	13
Other		4	—
In-process research and development		1	—
Total assets acquired		1,000	69
Current liabilities		(89)	(10)
Non-current liabilities		(49)	(8)
Total liabilities assumed		(138)	(18)
Total purchase price		$862	$51

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired is 4.2 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $739 million has been assigned to Software ($735 million) and Global Technology Services ($4 million) segments.

8.       In May 2005, the company implemented a series of restructuring actions designed to improve the company’s efficiencies, strengthen its client-facing operations and capture opportunities in high-growth markets. The company’s actions primarily included voluntary and involuntary workforce reductions, with the majority impacting the Global Services business, primarily in Europe, as well as the vacating of leased facilities. These actions were in addition to the company’s ongoing workforce reduction and rebalancing activities that occur each quarter.

The total charges expected to be incurred in connection with all second-quarter 2005 initiatives are approximately $1,790 million, of which $1,768 million has been recorded cumulatively through March 31, 2006. The remaining expected charges represent accretion/interest expense on the long-term portion of the company’s workforce and vacant space obligations. Approximately $1,633 million of the total charges require cash payments, of which approximately $1,274 million have been made as of March 31, 2006 and $110 million are expected to be made over the next 12 months.

Total pre-tax restructuring activity was as follows:

	Pre-Tax
	Charges Recorded			Liability recorded in			Liability as of
(Dollars in millions)	in 2Q 2005		Asset Impairments	2Q 2005	Payments	Other(2)	December 31, 2005

Workforce reductions	$1,574		$—	$1,574	$(1,013)	$(107)	$454
Vacant space	141		—	141	(53)	(5)	83
Asset impairments	95		95	—	—	—	—
Total restructuring charges for 2Q 2005 actions	$1,810	(1)	$95	$1,715	$(1,066)	$(112)	$537	(3)

(1)     $1.6 billion recorded in selling, general and administrative expenses and $0.2 billion recorded in Other (income) and expense in the Consolidated Statement of Earnings.

(2)     Consists of foreign currency translation adjustments ($38 million), net reclassifications to other balance sheet categories ($41 million) and reversals of previously recorded liabilities ($34 million), offset by approximately $1 million of accretion expense. The reversals were recorded primarily in SG&A expense, for changes in the estimated cost of employee terminations and vacant space.

(3)     $391 million recorded as a current liability in Accounts payable and accruals and $146 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

					Liability
	Liability as of				as of
	December 31,				March 31,
(Dollars in millions)	2005		Payments	Other(4)	2006
Workforce reductions	$454		$(191)	$8	$272
Vacant space	83		(17)	(2)	64
Total restructuring charges for 2Q 2005 actions	$537	(3)	$(208)	$6	$336	(5)

(3)     $391 million recorded as a current liability in Accounts payable and accruals and $146 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

(4)     Consists of foreign currency translation adjustments ($13 million), net balance sheet reclassifications ($1 million) and accretion expense ($2 million), offset by reversals of previous recorded liabilities ($9 million) for changes in the estimated cost of employee terminations and vacant space. These reversals were recorded in SG&A and Other (income) and expense.

(5)     $110 million recorded as a current liability in Accounts payable and accruals and $226 million as a non- current liability in Other liabilities in the Consolidated Statement of Financial Position.

Charges incurred for the workforce reductions consisted of severance/termination benefits for approximately 16,000 employees (14,500 of which were for the incremental second-quarter 2005 actions). As of March 31, 2006, substantially all separations have been completed. The non-current portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or is deceased. Cash payments made through March 31, 2006 associated with the workforce reductions were $1,204 million.

The vacant space accruals are primarily for ongoing obligations to pay rent for vacant space, offset by estimated sublease income, over the respective lease term of the company’s lease agreements. The length of these obligations varies by lease with the longest extending through 2019.

In connection with the company’s restructuring activities initiated in the second quarter of 2005, the company recorded pre-tax impairment charges for certain real estate assets of approximately $95 million during the year ended December 31, 2005. The principal component of such impairment charges resulted from the sale of a facility in Yasu-City, Japan, which closed during the third quarter of 2005. In connection with this sale, the company recorded an impairment charge to write the asset down to its fair value in the second quarter of 2005.

These restructuring activities had the following effect on the company’s reportable segments:

	Total
	pre-tax
	charges	Cumulative
	expected to	pre-tax
	be incurred	charges
	for	recorded for
	2Q 2005	2Q 2005
(Dollars in millions)	actions*	actions *
At March 31:

Global Technology Services	$738	$729
Global Business Services	446	441
Systems & Technology Group	136	133
Software	99	98
Global Financing	16	16
Total reportable segments	1,435	1,417
Unallocated corporate amounts	356	351
Total	$1,790	$1,768

* Amounts reclassified from previously reported amounts to reflect the new management system structure.

9.       The tables on pages 63 and 64 of this Form 10-Q reflect the results of the company’s segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

As discussed in Note 1, in the first quarter of 2006, the company made changes to its management system that impacted the company’s reportable segments. The Enterprise Investment segment was dissolved and the Product Lifecycle Management software business was transferred to the Software segment. Certain other investments and products previously managed as Enterprise Investments are now included in the Software, Systems and Technology Group and Global Services segments.

In addition, the company made changes in the management system of its Global Services business. These changes include the separation of the Global Services segment into two new reportable segments: Global Technology Services and Global Business Services.

The two new Global Services segments consist of the following:

The Global Technology Services (GTS) segment primarily reflects infrastructure services, delivering value through the company’s global scale, standardization and automation. It includes outsourcing, both Strategic Outsourcing and Business Transformation Outsourcing, Integrated Technology Services and Maintenance.

The Global Business Services (GBS) segment primarily reflects professional services, delivering business value and innovation to clients through solutions which leverage industry and business process expertise. It includes consulting, systems integration and application management services (AMS).

In the second quarter of 2005, the company divested of its Personal Computing business which was previously a part of the Personal Systems Group. The two remaining units of the former Personal Systems Group, Retail Store Solutions and Printing Systems, were combined with the Systems and Technology Group. The Personal Computing business financial results are displayed as part of the segment disclosures, for applicable periods presented in a manner consistent with the segment disclosures.

Previously reported segment information on pages xx through xx has been reclassified for all periods presented to reflect these changes in the company’s reportable segments.

10.     The following table provides a rollforward of the liability balances for actions taken in the following periods: (1) the second-quarter of 2005, discussed in Note 8; (2) the second-quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (3) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) actions taken in 1999; and (6) actions that took place prior to 1994.

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2005	Payments	Other Adj.*	3/31/2006

Current:
Workforce	$461	$(217)	$(66)	$178
Space	62	(40)	43	64
Other	6	—	—	6
Total	$529	$(256)	$(24)	$249
Non-current:
Workforce	$497	$—	$97	$593
Space	236	—	(59)	178
Total	$733	$—	$37	$770

*       The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the quarter ended March 31, 2006, net adjustments to decrease previously recorded liabilities for changes in the estimated cost of employee terminations and vacant space were recorded for the 2002 actions ($18 million) and the 2Q 2005 actions ($9 million), offset by increases for the actions taken prior to 1999 ($2 million). Of the $24 million of net reductions recorded during the quarter ended March 31, 2006 in the Consolidated Statement of Earnings, $3 million was included in Selling, General and Administrative expense and $3 million was recorded Other (income) and expense. Additionally, adjustments of $18 million were recorded to Goodwill during the quarter ended March 31, 2006 for changes to estimated vacant space and workforce reserves associated with the 2002 actions.

11.     The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and environmental matters. These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders, and representatives of the locations in which we do business. The following is a discussion of some of the more significant legal matters involving the company.

On July 31, 2003, the U.S. District Court for the Southern District of Illinois, in Cooper et al. v. The IBM Personal Pension Plan (PPP) and IBM Corporation, held that the company’s pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 29, 2004, the company announced that IBM and plaintiffs agreed in principle to resolve certain claims in the litigation. That agreement was finalized by the parties in May 2005, and received final approval from the District Court on August 16, 2005. Under the terms of the agreement, plaintiffs will receive an incremental pension benefit in exchange for the settlement of some claims and a stipulated remedy on remaining claims if plaintiffs prevail on appeal. This settlement, together with a previous settlement of a claim referred to as the partial plan termination claim resulted in the company taking a one-time charge of $320 million in the third quarter of 2004.

This agreement ends the litigation on all claims except the two claims associated with IBM’s cash balance formula. The company continues to believe that its pension plan formulas are fair and legal. The company has reached this agreement in the interest of the business and the company’s shareholders, and to allow for a review of its cash balance formula by the Court of Appeals. The company continues to believe it is likely to be successful on appeal.

The agreement stipulates that if the company is not successful on appeal of the two remaining claims, the agreed remedy will be increased by up to $1.4 billion—$780 million for the claim that the company’s cash balance formula is age discriminatory, and $620 million for the claim that the method used to establish opening account balances during the 1999 conversion discriminated on the basis of age (referred to as the “always cash balance” claim). The maximum additional liability the company could face in this case if it is not successful on appeal is therefore capped at $1.4 billion.

On August 30, 2005, the company filed its Notice of Appeal of the liability rulings on the cash balance claims with the Seventh Circuit Court of Appeals and the matter was subsequently fully briefed. On February 16, 2006 oral arguments on the appeal were heard by the Court of Appeals, and the company estimates that the appeals process should conclude in 2006.

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

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses. They claim damages based on the company’s termination of an education assistance program. On April 4, 2006, the trial court denied the company’s motion for summary judgment. On April 11, 2006, the company filed a notice of writ seeking an interlocutory appeal of the trial court’s decision to deny summary judgment. No date has been set for trial.

On June 2, 2003, the company announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC). The SEC is seeking information relating to revenue recognition in 2000 and 2001 primarily concerning certain types of client transactions. The company believes that the investigation arises from a separate investigation by the SEC of Dollar General Corporation, a client of the company’s Retail Stores Solutions unit, which markets and sells point-of-sale products.

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

On June 27, 2005, the company announced that it had received a request to voluntarily comply with an informal investigation by the staff of the SEC concerning the company’s disclosures relating to the company’s first quarter 2005 earnings and expensing of equity compensation. On January 12, 2006, the company announced that it received notice of a formal, nonpublic investigation by the SEC of this matter. The company has been cooperating with the SEC, and will continue to do so. The SEC has informed the company that the investigation should not be construed as an indication that any violations of law have occurred.

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. One lawsuit named as defendants IBM and IBM’s Senior Vice President and Chief Financial Officer. The other lawsuit named as defendants IBM, IBM’s Senior Vice President and Chief Financial Officer, and IBM’s Chairman and Chief

Executive Officer. Both complaints alleged that defendants made certain misrepresentations in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 6, 2005, counsel in one of these lawsuits filed a motion seeking to have the lawsuits consolidated, and for the appointment of lead plaintiff and lead counsel. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.” The Court has directed Plaintiffs to serve on the company an Amended Consolidated Complaint by May 19, 2006, with a response due from IBM by June 23, 2006.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea, and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

On January 24, 2006, a putative class action lawsuit was filed against IBM in federal court in San Francisco on behalf of technical support workers whose primary responsibilities are or were to install and maintain computer software and hardware. The complaint was subsequently amended on March 13, 2006. The First Amended Complaint, among other things, adds four additional named plaintiffs and modifies the definition of the workers purportedly included in the class. The suit, Rosenburg, et. al., v. IBM, alleges the company failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and asserts violations of various state wage requirements, including recordkeeping and meal-break provisions. The suit also asserts certain violations of ERISA. Relief sought includes back wages, corresponding 401K and pension plan credits, interest, and attorneys’ fees.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended March 31, 2006, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

12.   The company’s extended lines of credit include unused amounts of $3,093 million and $3,019 million at March 31, 2006 and December 31, 2005, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,314 million and $2,155 million at March 31, 2006 and December 31, 2005, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $30 million and $39 million at March 31, 2006 and December 31, 2005, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2006	2005
Balance at January 1	$754	$944
Current period accruals	105	219
Accrual adjustments to reflect actual experience	56	6
Charges incurred	(198)	(223)
Balance at March 31	$718	$946

The decrease in the balance was primarily driven by the divestiture of the company’s Personal Computing business in April 2005.

13.   Subsequent Events:

On April 25, 2006, the company announced that the Board of Directors approved an increase in the quarterly dividend of 50 percent from $0.20 to $0.30 per common share. The dividend is payable June 10, 2006, to shareholders of record on May 10, 2006.

On April 25, 2006, the company announced that the Board of Directors authorized the company to repurchase up to an additional $4.0 billion of IBM common shares. The company plans to repurchase the shares in the open market or in private transactions from time to time, based on market conditions.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2006*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Three months ended March 31:	2006	2005	Change
Revenue	$20,659	$22,908	(9.8	)%**
Gross profit margin	39.1%	36.0%	3.1	pts.
Total expense and other income	$5,648	$6,244	(9.5)%
Total expense and other income to revenue ratio	27.3%	27.3%	0.1	pts.
Provision for income taxes	$732	$603	21.4%
Income from continuing operations	$1,708	$1,407	21.4%
Earnings per share from continuing operations:
Assuming dilution	$1.08	$0.85	27.1%
Basic	$1.09	$0.86	26.7%
Weighted average shares outstanding:
Assuming dilution	1,587.2	1,660.6	(4.4)%
Basic	1,564.5	1,628.7	(3.9)%

	3/31/06	12/31/05
Assets	$102,468	$105,748	(3.1)%
Liabilities	$69,737	$72,650	(4.0)%
Equity	$32,731	$33,098	(1.1)%

*  The following Results of Continuing Operations discussion does not include the HDD business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There was no Loss from Discontinued Operations for the three-month period ended March 31, 2006 and a loss of $5 million, net of tax, for the three-month period ended March 31, 2005.

The reference to “adjusted for currency” in the Management Discussion is made so that certain financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore facilitates a comparative view of business growth. In the first quarter of 2006, the U.S. dollar was generally stronger against other currencies compared to the first quarter of 2005, so growth rates that are adjusted for currency exchange rates were higher than growth at actual currency exchange rates.

** (6.6) percent adjusted for currency

Total revenue decreased 9.8 percent as reported, 6.6 percent adjusted for currency versus the first quarter of 2005, primarily due to the sale of the company’s Personal Computing business on April 30, 2005. The first-quarter 2006 results do not include any Personal Computing business revenue versus three months in the first-quarter 2005. Excluding the divested Personal Computing business, external revenue increased 0.3 percent (4.0 percent adjusted for currency) versus the first quarter of 2005. Pre-tax income from continuing operations was $2,440 million, up 21.4 percent versus the first quarter of 2005. Diluted earnings per share from continuing operations was $1.08 versus $0.85, a 27.1 percent improvement year-to-year.

The company’s financial performance in the first quarter reflects its continued strategic focus on the higher-value segments of the marketplace, as well as with its emphasis on improved productivity and global integration. The company’s performance underscores the strength of its business model across a balanced portfolio of software, services and hardware, and demonstrates the benefits of the strategic actions the company has taken in recent years to reposition the company.

The company had strong results in middleware software and continued revenue growth in Microelectronics for its 300-millimeter wafer products that serve the major game system platforms. Global Services signings increased, services margins rose and the company again grew revenue in emerging markets.

The gross profit margin was 39.1 percent, an improvement of 3.1 points versus the prior year. The increase was primarily driven by the divestiture of the company’s Personal Computing business and benefits from the productivity initiatives taken in the second quarter of 2005 in Global Services. Total expense and other income decreased primarily due to the same factors affecting the gross profit margin, as well as increased other income from hedging programs and interest income. The ratio of Total expense and other income to revenue was essentially flat year-to-year at 27.3 percent.

The company’s effective tax rate for the first three months of 2006 and 2005 was 30.0 percent.

Cash and cash equivalents and Marketable securities declined $1.4 billion to $12.3 billion, driven by the company’s $1.0 billion pension plan contribution in the United Kingdom, the acquisition of Micromuse for approximately $700 million, tax payments of over $900 million, restructuring payments of approximately $250 million and the company’s common stock repurchase program in the first quarter of 2006.

Global Services signings were $11.4 billion for the quarter, up 13 percent compared to the first quarter of 2005. The estimated Global Services backlog ended at $111 billion, flat compared to December 31, 2005.

Quarter in Review

Results of Continuing Operations

Revenue

(Dollars in millions) For the period ended March 31:	2006	2005*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Statement of Earnings Revenue
Presentation:
Global Services	$11,567	$11,709	(1.2)%	2.9%
Hardware	4,574	6,754	(32.3)	(30.7)
Software	3,907	3,814	2.4	5.9
Global Financing	583	580	0.6	3.6
Other	28	51	(44.2)	(44.2)
Total	$20,659	$22,908	(9.8)%	(6.6)%

*      Reclassified to conform with 2006 presentation.

(Dollars in millions) For the period ended March 31:	2006	2005*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Industry Sector**:
Financial Services	$5,548	$5,745	(3.4)%	0.9%
Public	3,045	3,377	(9.8)	(7.3)
Industrial	2,676	2,997	(10.7)	(7.0)
Distribution	2,031	2,201	(7.7)	(4.7)
Communications	2,015	2,091	(3.6)	(0.8)
Small & Medium	3,794	5,041	(24.7)	(21.7)
OEM	873	691	26.4	26.5
Other	677	765	(11.4)	(9.2)
Total	$20,659	$22,908	(9.8)%	(6.6)%

*      Reclassified to conform with 2006 presentation.

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

				Yr. To Yr.
				Percent
			Yr. to	Change
			Yr.	Adjusting
(Dollars in millions)			Percent	for
For the period ended March 31:	2006	2005	Change	Currency
Geographies:
Americas	$9,028	$9,297	(2.9)%	(4.1)%
Europe/Middle East/Africa	6,682	7,734	(13.6)	(6.3)
Asia Pacific	4,076	5,186	(21.4)	(15.7)
OEM	873	691	26.4	26.5
Total	$20,659	$22,908	(9.8)%	(6.6)%

On April 30, 2005, the company sold its Personal Computing business. Accordingly, the company’s reported revenue results for the first quarter of 2005 include three months of revenue for the company’s Personal Computing business versus no revenue reported in the first quarter of 2006. The company has presented a discussion on changes in reported revenues along with a discussion of revenue results excluding the divested Personal Computing business. The company believes that a more appropriate discussion is one that excludes the revenue results from the Personal Computing business from the first quarter of 2005 because it presents the results on a comparable basis and provides a more meaningful discussion which focuses on the company’s ongoing operational performance. Such discussion is presented starting on page 27.

As-reported revenue across all industry sectors declined, primarily due to the divestiture of the company’s Personal Computing business. The Financial Services revenue decrease was driven by Financial Markets (17.7 percent) and Insurance (2.0 percent), partially offset by an increase in Banking (0.9 percent). The Public sector revenue decline was driven by Government (9.0 percent), Education (38.6 percent) and Life Sciences (14.6 percent), partially offset by an increase in Health (9.5 percent). The decrease in Industrial sector revenue was driven by Automotive (14.5 percent), Industrial Products (16.4 percent), Electronics (7.2 percent), Aerospace and Defense (6.9 percent) and Chemical and Petroleum (3.9 percent). The Distribution sector revenue decline was driven by Travel and Transportation (11.4 percent), Retail Industry (8.3 percent) and Consumer (1.4 percent). The decrease in Communications sector revenue was driven by Media and Entertainment (12.8 percent), Utilities (5.6 percent) and Telecommunications (1.2 percent). Revenue from Small & Medium Business declined across all geographies.

Americas revenue declined 2.9 percent (4.1 percent adjusted for currency), in the first quarter of 2006 versus the prior year, primarily due to the divestiture of the Personal Computing business. Revenue declined across all regions with Canada declining 4.6 percent (10.0 adjusted for currency), Latin America declining 4.9 percent (14.4 percent adjusted for currency) and the U.S. was essentially flat.

Revenue decreased 13.6 percent (6.3 percent adjusted for currency) in Europe in the first quarter of 2006 versus the prior year, primarily due to the divestiture of the Personal Computing business. Revenue declined in all major countries as Germany declined 17.2 percent (9.8 percent adjusted for currency), U.K. declined 13.6 percent (6.7 percent adjusted for currency), France declined 10.6 percent (2.6 percent adjusted for currency), Italy declined 10.5 percent (2.4 percent adjusted for currency) and Spain declined 10.9 percent (2.9 percent adjusted for currency).

Asia Pacific revenue declined 21.4 percent (15.7 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005 due primarily to the divestiture of the Personal Computing business. The performance continued to be impacted by Japan which declined 22.5 percent (13.3 adjusted for currency) and represents about 60 percent of the Asia Pacific revenue base. The company continues to implement actions to improve performance. Revenue in India increased 5.5 percent (7.2 adjusted for currency),

Revenue in the company’s key emerging countries of China, India, Brazil and Russia declined 7.9 percent (14.6 adjusted for currency). Overall revenue in these countries was effected by the divestiture of the company’s Personal Computing business in the second quarter of 2005. Year-to-year, India had revenue growth of 5.5 percent (7.2 adjusted for currency), while Brazil grew 10.8 percent (down 9.0 percent adjusted for currency) and Russia increased 14.4 percent (14.4 percent adjusted for currency). These increases in revenue were offset by a decline in China of 27.3 percent (28.4 percent at constant currency).

OEM revenue increased 26.4 percent (26.5 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005 driven by strong game chip performance in the company’s Microelectronics business.

Revenue Excluding Divested Personal Computing Business Revenue

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusting
(Dollars in millions)			Percent	for
For the period ended March 31:	2006	2005*	Change	Currency
Statement of Earnings Revenue
Presentation:
Global Services	$11,567	$11,709	(1.2)%	2.9%
Hardware	4,574	4,435	3.1	5.6
Software	3,907	3,814	2.4	5.9
Global Financing	583	580	0.6	3.6
Other	28	51	(44.2)	(44.2)
Total	$20,659	$20,588	0.3%	4.0%

* Reclassified to conform with 2006 presentation.

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusting
(Dollars in millions)			Percent	for
For the period ended March 31:	2006	2005*	Change	Currency
Industry Sector**
Financial Services	$5,548	$5,519	0.5%	5.0%
Public	3,045	3,038	0.2	3.1
Industrial	2,676	2,798	(4.4)	(0.4)
Distribution	2,031	2,106	(3.6)	(0.4)
Communications	2,015	1,987	1.4	4.4
Small & Medium	3,794	3,742	1.4	5.5
OEM	873	691	26.4	26.5
Other	677	707	(4.3)	(1.8)
Total	$20,659	$20,588	0.3%	4.0%

*      Reclassified to conform with 2006 presentation.

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

				Yr. To Yr.
				Percent
				Change
			Yr. to Yr.	Adjusting
(Dollars in millions)			Percent	for
For the period ended March 31:	2006	2005	Change	Currency
Geographies:
Americas	$9,028	$8,411	7.3%	6.0%
Europe/Middle East/Africa	6,682	7,045	(5.2)	2.8
Asia Pacific	4,076	4,442	(8.2)	(1.5)
OEM	873	691	26.4	26.5
Total	$20,659	$20,588	0.3%	4.0%

The Financial Services sector growth was primarily driven by growth in Banking (5.5 percent) and Insurance (2.2 percent), partially offset by lower revenue in Financial Markets (15.6 percent). The Public sector revenue growth was primarily driven by Health (15.8 percent), partially offset by lower revenue in Government (2.0 percent), Education (8.4 percent) and Life Sciences (1.6 percent). The Communications sector revenue increase was driven by increased revenue in Telecommunications (2.7 percent) and Utilities (1.9 percent), while Media and Entertainment revenue declined (5.6 percent). The Distribution sector revenue decline was driven by Travel and Transportation (8.0 percent) and Retail Industry (5.7 percent), partially offset by increased revenue in Consumer Products (7.3 percent). The Small & Medium Business revenue increase was driven by growth in the Americas (8.1 percent) and Asia Pacific (0.3 percent), while EMEA declined (4.8 percent).

Americas revenue, adjusted for currency, delivered its best growth rate in 6 quarters (6.0 percent), led by software and services performance. All regions grew, with continued solid performance in the United States (8.6 percent), Latin America increased 15.4 percent (4.0 adjusted for currency) and Canada increased 8.3 percent (2.1 percent adjusted for currency).

Revenue growth in Europe, adjusted for currency, increased 2.8 percent in the first quarter of 2006 versus the first quarter of 2005. France and Spain showed solid growth, 5.6 percent and 4.2 percent, respectively, and Italy returned to growth at 3.2 percent versus the prior year period. The U.K. had revenue growth of 0.6 percent, while Germany declined 2.2 percent. While results remain mixed by country, overall the company’s performance improved, due to a combination of a slowly improving economic environment and better execution under its new management system.

Asia Pacific revenue, adjusted for currency, declined 1.5 percent in the first quarter of 2006 versus the first quarter of 2005. The performance continued to be impacted by Japan, which represents about 60 percent of the Asia Pacific revenue base and declined 5.3 percent. The company continues to implement actions to improve performance. While the company saw modest improvement this quarter, revenue still declined. In all other Asia Pacific regions, revenue growth improved. The strongest growth came from China and India, 15.3 percent and 60.5 percent, respectively.

Revenue in the company’s key emerging countries grew 17.8 percent. Year-to-year growth was led by India, up 60.5 percent over the first quarter of last year, while China grew 15.3 percent, Brazil grew 1.3 percent and Russia 48.0 percent.

The company is building capability in these emerging countries, especially in India and China. In these two countries alone the company ended the first quarter of 2006 with 45,000 resources to support the local demand as well as global demand. The company is focused on having the right skills in strategic locations and bringing together the front-end capabilities with the back-end processes to provide higher-value solutions. The company will continue to shift investments to these high growth markets.

OEM revenue, adjusted for currency, increased 26.5 percent in the first quarter of 2006 versus the first quarter of 2005 driven by strong game chip performance in the company’s Microelectronics business.

Global Services revenue decreased 1.2 percent (up 2.9 percent adjusted for currency) in the first quarter of 2006 versus the prior year. The cumulative effect of year-to-year improvement in longer-term signings over the last several quarters, and an increase in shorter-term signings in the current quarter, contributed to a sequential improvement in the revenue growth rate.

Hardware revenue increased 3.1 percent (5.6 percent adjusted for currency). Hardware revenue was mixed by brand, with good performance in Microelectronics, System x servers and the company’s storage business, offset by year-to-year declines in the company’s other server brands.

Software revenue increased 2.4 percent (5.9 percent adjusted for currency), as revenue from the company’s key middleware brands grew 10.5 percent (14.4 percent adjusted for currency), with particular strength in WebSphere and Tivoli.

Global Financing revenue increased 0.6 percent (3.6 percent adjusted for currency), driven by the interest rate environment. In addition, customer financing originations, or signings, were up double-digits.

The following table presents each category’s revenue as a percentage of the company’s total revenue on an as reported basis:

For the period ended March 31:	2006	2005

Global Services	56.0%	51.1%
Hardware	22.1	29.5
Software	18.9	16.7
Global Financing	2.8	2.5
Other	0.1	0.2
Total	100.0%	100.0%

Gross Profit

For the period ended March 31:	2006	2005	Yr. To Yr. Change

Gross Profit Margin:
Global Services	26.6%	24.3%	2.3	pts.
Hardware	31.1	27.5	3.6
Software	84.2	83.8	0.4
Global Financing	52.9	54.2	(1.3)
Other	(48.6)	86.4	nm
Total	39.1%	36.0%	3.1	pts.

nm - not meaningful

The increase in the Global Services gross profit margin was primarily due to the continuing trends seen in the second half of 2005, including good yield from the company’s productivity initiatives, improved utilization and the results of the company’s targeted actions in this business. The increase in Hardware gross profit margin was due to the divestiture of the company’s Personal Computing business. The increase in Software gross profit margin was primarily driven by the growth in Software revenue off of a relatively fixed cost base year-to-year. The decrease in Global Financing gross profit margin was primarily due to lower financing margins due to higher interest costs. In addition, an increase in retirement-related plan costs of approximately $57 million compared to the first quarter of 2005 impacted the overall gross profit margin, partially offset by lower stock-based compensation costs ($35 million).

Expense

The Total expense and other income to revenue ratio was essentially flat at 27.3 percent in the first quarter of 2006 versus the first quarter of 2005. For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005*	Change

Selling, general and administrative expense:
Selling, general and administrative - base	$4,012	$4,225	(5.0)%
Advertising and promotional expense	281	325	(13.6)
Workforce reductions - ongoing	44	109	(60.1)
Restructuring	(5)	—	nm
Retirement-related expense	151	142	6.8
Stock-based compensation	122	165	(25.9)
Bad debt expense	(3)	(34)	(90.6)
Total	$4,602	$4,933	(6.7)%

nm - not meaningful

* Reclassified to conform with 2006 presentation.

Total Selling, general and administrative (SG&A) expense decreased 6.7 percent (4 percent adjusted for currency) in the first quarter of 2006 primarily due to lower operational expenses as a result of the restructuring actions executed and the divestiture of the Personal Computing business in the second quarter of 2005. In addition, ongoing workforce reduction actions decreased year-over-year, as well as stock-based compensation expense (see Note 3 for additional information regarding stock-based compensation).

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change

Other (income) and expense:
Foreign currency transaction (gains)/losses	$(69)	$81	nm
Interest income	(151)	(57)	163.7%
Net gains from securities and investment assets	(1)	(3)	(50.9)
Net realized (gains)/losses from certain real estate activities	—	1	nm
Other	(25)	—	nm
Total	$(246)	$22	nm

nm - not meaningful

Other (income) and expense was income of $246 million in the first quarter 2006 versus expense of $22 million in the first quarter of 2005. The year-to-year improvement was partially due to increased interest income in the first quarter of 2006 versus 2005, reflecting the company’s strong cash balances and higher interest rates primarily in the U.S. In addition, the U.S. dollar has generally strengthened since the first quarter of 2005. The company hedges its major cross border cash flows and, as a result, mitigates the effect of currency volatility in the year-over-year results. The impact of these hedging programs is principally reflected in Other (income) and expense, as well as cost of goods sold. This quarter hedging programs account for approximately $150 million of the improvement in Other (income) and expense. This benefit partially offsets the negative impact of currency translation in other cost and expense categories in the company’s income statement.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Research, development and engineering:
Total	$1,456	$1,459	(0.3)%

Research, development and engineering expense was essentially flat in the first quarter of 2006 versus the first quarter of 2005.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Intellectual Property and Custom Development
Income:
Sales and other transfers of intellectual property	$56	$34	66.2%
Licensing/royalty-based fees	78	106	(26.7)
Custom development income	95	79	20.9
Total	$229	$219	4.8%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the quarter.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Interest expense:
Total	$66	$49	36.3%

The increase in Interest expense was primarily due to higher interest rates and higher average non-Global Financing debt in the first quarter of 2006 versus first quarter of 2005.

Interest expense is presented in Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 54 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an element in the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$523	$456	14.7%
Nonpension postretirement benefits costs	100	93	7.5
Total	$623	$549	13.5%

Included in the amounts above, the company incurred costs of approximately $337 million and $267 million associated with its defined benefit pension plans for the quarter ended March 31, 2006 and 2005, respectively. This increase was primarily driven by the recognition of previously deferred pension costs in accordance with SFAS No. 87, “ Employers’ Accounting for Pensions.” The year-to-year increase impacted gross profit, SG&A expense and RD&E expense by approximately $57 million, $10 million and $7 million, respectively.

Provision for Income Taxes

The effective tax rate for the first three months of 2006 and 2005 was 30.0 percent.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years before 1999. The years subsequent to 1998 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2001 through 2003 in the first quarter of 2005. As of March 31, 2006, the IRS has not proposed any significant adjustments. The company anticipates that this audit will be completed by the end of 2006. While it is not possible to predict the impact of this audit on income tax expense, the company does not anticipate having to make a significant cash tax payment.

Weighted-Average Common Shares

			Yr. To Yr.
			Percent
For the period ended March 31:	2006	2005	Change
Earnings per share from continuing operations:
Assuming dilution	$1.08	$0.85	27.1%
Basic	$1.09	$0.86	26.7

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,587.2	1,660.6	(4.4)%
Basic	1,564.5	1,628.7	(3.9)

The amount of shares outstanding at March 31, 2006 was 1,550.4 million.

The weighted average number of common shares outstanding assuming dilution was lower by 73.3 million in the first quarter of 2006 compared to the first quarter of 2005, primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the first quarter 2006 versus first quarter 2005 reportable segment results.

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Global Services Revenue:	$11,567	$11,709	(1.2)%
Global Technology Services	$7,719	$7,822	(1.3)%
Strategic Outsourcing	4,098	4,239	(3.3)
Business Transformation Outsourcing	490	333	46.8
Integrated Technology Services	1,689	1,801	(6.3)
Maintenance	1,443	1,449	(0.4)
Global Business Services	$3,848	$3,887	(1.0)

Global Services revenue decreased 1.2 percent (up 2.9 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. The cumulative effect of year-to-year improvement in long-term signings over the past several quarters and a growth in short-term signings in the current quarter, contributed to an improved revenue growth rate in the first quarter.

Global Technology Services (GTS) revenue declined 1.3 percent (up 2.4 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. GTS longer-term signings were up 40 percent year-to-year, and shorter-term signings were up 3 percent. GTS had doubledigit signings growth across all geographies in the first quarter of 2006.

Strategic Outsourcing revenue was down 3.3 percent as reported (up 0.4 adjusted for currency) in the first quarter of 2006 versus the comparable prior year period. Signings increased 50 percent year to year, led by strong growth in the Americas and both Europe and Asia Pacific also grew double digits.

Business Transformation Outsourcing (BTO) revenue increased 46.8 percent (51.0 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. BTO revenue grew in all geographies, reflecting broad based client acceptance of the company’s offerings. BTO revenue growth this quarter benefited from one large contract renegotiation that drove 12 points of the increase. BTO signings were down 9 percent year to year, coming off very strong growth in 2005. Similar to Strategic Outsourcing, BTO engagements are longer term, and therefore, signings can fluctuate from one period to the next.

Integrated Technology Services (ITS) revenue decreased 6.3 percent (2.5 percent adjusted for currency) in the first quarter of 2006 versus the comparable period of 2005. Revenue continued to be impacted by signings declines in the second half of last year. The company is continuing to implement actions to improve the Integrated Technology Services business adding about one-third more people into its business development and sales coverage roles, who will be focused on selling the company’s Infrastructure Solutions and its traditional services.

The Infrastructure solutions offerings that the company recently launched are gaining traction in the market as clients see the value created by leveraging the company’s market leading software and hardware. The company has experienced strong interest in IT Resource Optimization, End User Services and Business Continuity. As a result, ITS did see a reversal in its signings trend this quarter which increased 3 percent.

The GTS segment pre-tax margin was 10.3 percent, an improvement of 2.5 points year-to-year. This improvement in pre-tax margin was driven by last year’s productivity initiatives, sales execution and operational improvements, and a better contract profile.

Global Business Services (GBS) revenue decreased 1.0 percent (up 4.0 percent adjusted for currency) for the first quarter of 2006 versus 2005. GBS shorter-term signings were up 5 percent year-to-year, and longer-term signings were down 27 percent versus the first quarter of 2005. Revenue performance this quarter was driven by strong growth in the company’s Consulting offerings in the Americas, and in its Application Management Services (AMS) offerings in the Americas and Europe. Overall revenue growth continues to be impacted by weakness in Asia Pacific, primarily Japan.

The company has been taking actions to improve growth in its Consulting business. The company is continuing to increase the level of dedicated sales resource to drive its Business and Web Services and Services Oriented Architecture (SOA) solutions. In addition, the company has invested in additional resource to address mid-market opportunities, which contributed to doubledigit growth in small and medium business. The level of services resource in Asia Pacific has also increased. In the first quarter, shorter-term signings growth exceeded 20 percent, but the company still has more work to do to yield better results in this region.

The GBS segment pre-tax margin was 8.5 percent, an improvement of 4.7 points year-to-year. This improvement came from increased utilization and operational improvements, and cost and expense benefits from last year’s productivity initiatives.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2006	2005	Change
Global Services:
Gross profit	$3,080	$2,843	8.3%
Gross profit margin	26.6%	24.3%	2.3	pts.

Overall, Global Services gross profit dollars and margin increased primarily due to the continuing trends seen in the second half of 2005, including good yield from the company’s productivity initiatives, improved utilization and the results of the company’s targeted actions. Global Services Signings

Signings for Global Services were $11.4 billion for the first quarter of 2006. Shorter-term signings were up 5 percent versus the first quarter of 2005, and longer-term signings were up 20 percent over the first quarter of 2005. This quarter the company signed 13 deals larger than $100 million, and the company’s Global Services backlog remains flat versus December 31, 2005, estimated at $111 billion.

Global Technology Services Signings

(Dollars in millions)
For the period ended March 31:	2006	2005

Longer-term*	$5,416	$3,867
Shorter-term*	1,829	1,768
Total	$7,245	$5,634

Global Business Services Signings

(Dollars in millions)
For the period ended March 31:	2006	2005

Longer-term*	$1,156	$1,588
Shorter-term*	2,952	2,804
Total	$4,109	$4,392

* Longer-term contracts are generally 7 to 10 years in length and represent SO and longer-term BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and AMS for custom and legacy applications. Shorter-term are contracts generally 3 to 9 months in length and represent the remaining GBS portfolio of Consulting and Systems Integration and ITS contracts. These amounts have been adjusted to exclude the impact of year-to-year currency changes.

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management is an approximation of constant currency, and involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for longer-term contracts that require significant upfront investment by the company, the portions of these contracts that are counted as a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For shorter-term contracts that do not require significant upfront investments, a signing is usually equal to the full contract value.

Signings include SO, BTO, ITS and GBS contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Maintenance is not included in signings as maintenance contracts tend to be more steady-state, where revenues equal renewals, and therefore, the company does not think they are as useful a predictor of future performance.

Backlog includes SO, BTO, ITS, GBS, and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and currency assumptions used to approximate constant currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincident to an acquisition.

Hardware

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2006	2005	Change
Hardware Revenue:	$4,419	$6,608	(33.1)%
Systems and Technology Group	$4,419	$4,289	3.0%
System z			(5.5)
System i			(22.3)
System p			(8.6)
System x			8.2
System Storage			5.7
Microelectronics			36.6
Engineering and Technology Services			(14.9)
Retail Store Solutions			17.5
Printer Systems			(8.1)
Personal Computing Division	—	2,319	nm

nm - not meaningful

Systems and Technology Group revenue increased 3.0 percent (5.5 when adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. System z revenue declined 5.5 percent (2.2 percent adjusted for currency) in the first quarter of 2006 versus the prior year. MIPS (millions of instructions per second) volumes grew 22 percent year-to-year, driven by continued strong client acceptance of specialty engines for Linux and Java workloads. Over 35 percent of the MIPS shipped were on these engines, the largest percentage of specialty engines in a quarter. These engines are priced aggressively to drive these workloads onto the platform. This is good for the longer term, but because the engines are priced aggressively, the mix impacted the company’s revenue and margin in the quarter. The company continues to add capabilities to the platform, and in the second quarter will announce a new midrange System z.

System i revenue decreased 22.3 percent (19.0 percent adjusted for currency) in the first quarter of 2006 compared to the first quarter of 2005, as customers evaluated the refreshed products which became generally available in February 2006. Revenue declines are not unusual in the quarter that the company rolls out a new product announcement. System i had strong volumes and revenue growth in its low-end and Express models which target the Small and Medium business market opportunity.

System p revenue decreased 8.6 percent (6.1 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. System p volumes were up 9 percent, however, revenue performance reflected a mix toward lower end offerings. The company expects more balance in the mix in the second quarter of 2006, as it will have its first full quarter of shipments of the new 570’s and quadcore 560 midrange models. System p will complete its transition to POWER5+ in the third quarter of 2006.

System x revenue increased 8.2 percent (10.8 percent adjusted for currency) in the first quarter of 2006 versus the prior year, with growth in all major geographies. Server volumes grew over 20 percent reflecting continued strong performance in Blade servers, which grew over 45 percent in both volumes and revenue. The company had strong client acceptance of the new BladeCenter H, the industry’s first high-speed chassis. The company believes it gained share in System x servers, which grew 10 percent year-to-year, and maintained its leadership in Blades.

Total Storage revenue increased 5.7 percent (8.7 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. Total disk revenue grew 6 percent, driven by strength in the midrange products. The company’s Storage Virtualization momentum continued with strong growth in the first quarter. Tape products grew 5 percent in the first quarter of 2006 versus the same period in 2005. The company believes it will hold share in both tape and disk storage.

Microelectronics revenue increased 36.6 percent (36.7 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005, based on strong client demand in the games processor business. The new annex of the company’s East Fishkill fab is now operational and supporting production of 90 nanometer product and 65 nanometer development.

Engineering and Technology Services (E&TS) revenue declined 14.9 percent year-over-year, driven by a strong performance in the first quarter of 2005, due to a large U.S. government contract.

Earlier this year, the company announced the Technology Collaboration Solutions organization, which combines Engineering and Technology Services, OEM Microelectronics and other key capabilities including the company’s IP portfolio. These capabilities help the company’s clients leverage collaborative innovation, spanning the entire technology life cycle from conceptual design through production. Technology Collaboration Solutions is expected to drive synergistic growth from IBM’s core technologies.

Personal Computing Division revenue decreased as a result of the company divesting its Personal Computing business to Lenovo on April 30, 2005. The first quarter 2006 results do not have any reported revenue versus three months of revenue in 2005.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2006	2005	Change
Hardware:
Gross profit	$1,413	$1,961	(27.9)%
Gross profit margin	32.0%	29.7%	2.3	pts.

The decrease in gross profit dollars was primarily due to the divestiture of the company’s Personal Computing business. In addition, product mix negatively impacted gross profit dollars in two ways: (1) the company had strong growth in its lower margin businesses, Microelectronics and System x servers, and (2) within most of the system brands, the company had better performance in the low end of the product lines, which typically have lower margins.

The increase in gross profit margin was also driven by the divestiture of the Personal Computing business (which had a lower gross profit margin than other hardware products) in the second quarter of 2005. The divestiture contributed 6.0 points to the improvement of the Hardware margin. This increase in margin was partially offset by the same factors that effected the gross profit dollars above.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 30 (and derived from page one) primarily relate to the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 72 of the IBM 2005 Annual Report), as well as the ongoing warranty costs associated with the divested PC business. The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring the segment’s gross margin performance and therefore are not included in the segment results above.

Software

			Yr. to Yr.
(Dollars in Millions)			Percent
For the period ended March 31:	2006	2005	Change

Software Revenue:	$3,907	$3,814	2.4%
Middleware	$2,955	$2,795	5.7%
WebSphere Family			25.9
Information Management			6.4
Lotus			0.4
Tivoli			24.1
Rational			(7.5)
Key Branded Middleware			10.5
Other Middleware			(1.5)
Operating Systems	520	590	(11.9)
Product Lifecycle Management	240	264	(8.8)
Other	191	166	15.6

Software revenue increased 2.4 percent (5.9 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. This growth was driven by the company’s key middleware products, while operating systems and Product Lifecycle Management software declined.

The company’s Key Branded Middleware products continue to benefit from investments in development and sales and marketing, enabling the company to capture the emerging trends in the marketplace. The company’s strategic acquisitions have also added to the breadth of the software portfolio. As a result, the company is well positioned in these fast growing technologies and the first quarter results point to the progress the company has made.

Key Branded Middleware is made up of five key brands which provide an integrated suite for the company’s customers.

The WebSphere family of software revenue increased 25.9 percent (30.1 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. WebSphere provides the foundation for web-enabled applications, and is a key product set in deploying SOA. The company is the market leader in SOA and is experiencing strong demand for its WebSphere products, including the application server, portal and business integration products. The company believes it gained share for the quarter in this market.

Information Management software revenue increased 6.4 percent (10.1 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. The company continues to enhance and expand its information management portfolio with products built around “information on demand”. The company had particularly strong performance in its information integration product set as Ascential products continue to build momentum. The company believes it gained share for the quarter in this market.

Lotus software increased 0.4 percent (4.9 percent adjusted for currency) in the first quarter of 2006 versus the prior year. The company’s Lotus products provide clients with collaborative solutions which enable the integration of people, data and business processes as part of the company’s On Demand and SOA offerings. In a mature market, the company’s Domino products experienced competitive pressure; however, adoption of Lotus Workplace software continued, more than doubling year-to-year.

Tivoli software increased 24.1 percent (28.3 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. The revenue growth was broad-based, with systems management, security, and storage software all delivering double-digit revenue growth in the first quarter of 2006. The company’s portfolio of storage software products have been well received by clients and business partners due to their competitive price points and superior functionality. In addition, midway through the first quarter of 2006, the company completed the acquisition of Micromuse, which contributed profit in the quarter. Clients are quickly recognizing the value of the combined Micromuse and Tivoli product portfolios to help them manage their IT-based business service needs. The company believes it gained share for the quarter in this market.

Rational software revenue decreased 7.5 percent (4.3 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005, in a slowing market.

In total, Key Branded Middleware revenue improved 10.5 percent (14.4 percent adjusted for currency) year-to-year.

Other Middleware decreased 1.5 percent (up 1.5 percent adjusted for currency) in the first quarter of 2006 versus the first quarter of 2005. Other middleware includes legacy products which provide a stable base of profits but grow revenue at more modest rates.

Operating System software decreased 11.9 percent (9.4 percent adjusted for currency) in the first quarter of 2006 versus the prior year. Operating Systems are closely tied to the company’s server products and provide a sound, cost-effective platform for our middleware and solutions. Revenue growth was impacted by new product introductions in the company’s mid-range servers.

Product Life Cycle Management, or PLM software, is now included in the Software segment. PLM software includes computer-aided design and manufacturing products typically used in automotive, aerospace and other industrial customers. In the first quarter, a number of automotive companies delayed purchases, resulting in a modest decline in revenue of 8.8 percent (3.4 percent adjusted for currency).

Overall Software revenue growth drove strong bottom line results, as the Software segment pre-tax margin grew 4.3 points year-to-year to 23.1 percent.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2006	2005	Change
Software:
Gross profit	$3,290	$3,197	2.9%
Gross profit margin	84.2%	83.8%	0.4	pts.

The increase in Software gross profit dollars and gross profit margin was primarily driven by growth in Software revenue.

Global Financing

See page 49 for a discussion of Global financing’s revenue and gross profit.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 3 and 4 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 49 through 55. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2006	2005
Current assets	$41,583	$45,661
Current liabilities	33,268	35,152
Working capital	$8,315	$10,509

Current ratio	1.25:1	1.30:1

Current assets decreased $4,078 million due to declines of: $2,534 million in short-term receivables mainly due to collection of seasonally higher year-end balances and $1,385 million in Cash and cash equivalents and Marketable securities due to pension funding, share repurchase, tax payments, acquisitions and variable compensation requirements in the quarter (see Cash Flow analysis on page 43), offset by an increase of $297 million due to currency translation impacts.

Current liabilities decreased $1,884 million due to declines of: $1,013 million in Accounts payable and accruals; and $815 million in Taxes payable- both resulting from declines in these balances from typically higher year-end levels.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business. See pages 49 through 55.

Cash Flow

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
Net cash provided by/(used in) continuing operations:
Operating activities	$3,100	$2,080
Investing activities	(4,008)	(680)
Financing activities	(2,553)	(2,587)
Effect of exchange rate changes on cash and cash equivalents	22	(227)
Net cash used in discontinued operations	(4)	(2)
Net change in cash and cash equivalents	$(3,433)	$(1,416)

The increase in net cash provided by operating activities for the first quarter of 2006 as compared to the first quarter of 2005 was primarily driven by lower pension funding of approximately $700 million (approximately $1,000 million funding of the U.K. pension plan versus $1,700 million funding of the U.S. PPP in January 2005) and improvements in working capital, particularly in the areas of inventory management and receivables collections.

The increase in net cash flows used in investing activities was attributable to higher net purchases of marketable securities and other investments of approximately $2.8 billion primarily due to increased investment in short-term marketable securities; and approximately $500 million increase in acquisitions primarily driven by the acquisition of Micromuse.

Net cash flows used in financing activities was relatively flat in the first quarter of 2006 compared with the same period of 2005.

Non-Current Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2006	2005
Non-current assets	$60,885	$60,087
Long-term debt	15,325	15,425
Non-current liabilities (excluding debt)	21,144	22,073

The increase in Non-current assets was primarily due to a $680 million increase in goodwill which was driven by the Micromuse acquisition; and an increase of $456 million in Prepaid pension assets.

These increases were partially offset by a $347 million decrease in long-term Financing Receivables (see page 52).

Long-term debt decreased $99 million primarily due to a decline in the fair value of the portion of the company’s fixed rate obligations that is hedged, offset by additional borrowings. The company continually monitors interest rates and manages its short-term and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $929 million primarily due to a decrease of $887 million in Retirement and nonpension postretirement obligations driven by the funding of the U.K. pension fund.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2006	2005
Total company debt	$22,485	$22,641
Non-global financing debt*	$1,353	$2,142
Non-global financing debt/capitalization	4.4%	6.7%

* Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 50.

Non-global financing debt decreased $789 million and the debt-to-capitalization ratio of 4.4 percent was within the company’s target range. Non-global financing debt decreased as the company paid down debt, including debt raised in 2005 to facilitate the company’s repatriation actions under the American Jobs Creation Act of 2004.

Equity

Stockholders’ equity decreased $367 million from December 31, 2005, primarily due to the company’s ongoing stock repurchase program, partially offset by an increase in retained earnings driven by net income.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2005 IBM Annual Report on page 21.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

The company’s balanced portfolio of businesses - hardware, software and services - is designed to deliver the company’s longer-term financial objective of double-digit earnings per share growth. This portfolio generates a profit profile that is also relatively balanced between the three major businesses. The business mix will vary by quarter, based on skew and other factors. The strength of the company’s business model is not in any single component - it is in the company’s ability to integrate across its portfolio to create solutions for its clients.

In the first quarter, the company began to see the expected turn-around in its Global Services business, driven by the cumulative longer-term signings growth over the past several quarters. The improved growth in Global Business Services indicates the company is beginning to see tangible results from the initiatives it implemented over the past two quarters. In addition, the company has improved margins in both Services segments, while making its services business more cost competitive.

To improve Global Services performance going forward, the company will continue to focus on actions to improve its Integrated Technology Services business, and Global Business Services in Japan.

Within its Systems and Technology business, the company expects improved performance from its server brands as new products are announced in System z and both System i and System p should benefit from full quarter volumes of recently announced new products.

Within Software, the company expects its Key Branded Middleware products to benefit from its targeted investments and continued market opportunity for the company’s product offerings, including its focus on emerging trends such as Services Oriented Architectures.

The amount of IP and custom development income has been declining in recent years. Although it increased modestly in the first quarter of 2006, the overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first quarter 2006, as compared with the first-quarter 2005, by $74 million as discussed on page 33. For the full year, the company now estimates pre-tax retirement-related plan expense to be in the range of flat to a decrease of $100 million when compared to 2005. This is less then the previously estimated range of a $100 - $200 million increase discussed on page 37 of the company’s 2005 Annual Report. The change in projected expense is due to reductions in the company’s non-U.S. pension funds. Excluding effects of one-time charges incurred in 2005 for pension curtailment ($267 million) and charges related to the second quarter 2005 restructuring actions ($65 million), the expected year-to-year impact on retirement-related plan expense is an increase of approximately $200 - $300 million.

In the normal course of business, the company expects that its effective tax rate will approximate 30 percent. The rate will change year-to-year based on nonrecurring events (such as the third-quarter 2005 tax charge associated with the repatriation of $9.5 billion under the American Jobs Creation Act of 2004) as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, and the interaction of various global tax strategies.

In 2005, the company’s cash tax rate declined slightly to 16 percent from 17 percent in 2004. The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes. The company anticipates that its cash tax rate will approximate the upper end of this range in the near term. However, once the company fully utilizes its alternative minimum tax credits or loss carryforwards, the possibility exists that the cash tax rate could increase.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2005. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2005 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 71 to 74.

The company earned just under 50 percent of its net income in currencies other than the U.S. dollar in the first quarter of 2006. In general, these currencies were weaker against the U.S. dollar during the first quarter of 2006 compared to the first quarter of 2005, so earnings in these countries translated into fewer dollars than they would have in the first quarter of 2005. The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results. These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them. In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify. For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 38 and 39 of the 2005 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data. One table, on page 38, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, and the size of the company’s global credit facilities and committed trade receivables securitization facility. For the three months ended or as of, as applicable, March 31, 2006, those amounts are $3.1 billion, $12.3 billion, $10 billion and $0.5 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2006 appear in the table below and remain unchanged from December 31, 2005. The company has no contractual arrangements which, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	Standard and poor’s	moody’s investors service	Fitch ratings
Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	F1+

The second table, appearing on page 39 of the 2005 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 43 of this Form 10-Q, the following is the management view of cash flows for the first quarter of 2006 and 2005 prepared in a manner consistent with the table on page 39 of the 2005 IBM Annual Report:

(Dollars in millions) For the period ended March 31:	2006	2005

Net cash from operating activities (Continuing Operations):	$3,110	$2,080
Less: Global Financing accounts receivable	2,404	3,022
Net cash from operating activities (Continuing Operations), excluding
Global Financing accounts receivables	706	(942)
Investing Activities:
Capital expenditures, net	(976)	(956)
Global Financing accounts receivable	2,404	3,023
Global Financing debt	483	63
Net Global Financing debt to accounts receivable	2,887	3,086
Acquisitions	(748)	(208)
Divestitures	—	(34)
Return to shareholders:
Share repurchase	(2,506)	(3,506)
Dividends	(313)	(294)
Change in non-Global Financing debt	(578)	797
Other	148	139
Discontinued operations	(4)	(2)
Change in cash, cash equivalents and marketable securities	$(1,385)	$(1,919)

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 11 on pages 17 to 20 of this Form 10-Q. With respect to pension funding, the company is not quantifying any impact from pension funding because it is not possible to predict future movements in the capital markets.

However, for 2006, if the full year actual return on plan assets for the PPP was less than 2.3 percent, the PPP’s accumulated benefit obligation would be greater than its plan assets (assuming no other assumption changes). As discussed on pages 87 of IBM’s 2005 Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders’ equity. Actual return on the PPP plan assets for the first three months of 2006 was 4.3 percent.

Global Financing

Global Financing is a business segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

(Dollars in millions)	Three Months Ended March 31,
	2006	2005**
External revenue	$582	$579
Internal revenue	364	449
Total revenue	946	1,028
Total cost	381	489
Gross profit	$565	$539
Gross profit margin	59.7%	52.5%
Pre-tax income	$414	$391
After-tax income	$259	$246
Return on equity*	33.8%	31.0%

* See page 55 for the details of the After-tax income and the Return on equity calculation.

** Restated to conform with 2006 presentation.

Total Global Financing revenue decreased 8.0 percent in the first quarter of 2006 versus the same period in 2005. External revenue increased 0.4 percent (3.3 percent adjusted for currency) driven by external used equipment sales of $152 million in 2006 versus $151 million in 2005, and financing revenue of $430 million in 2006 versus $428 million in 2005 due to an increase in asset yields partially offset by lower average asset balances. Internal revenue decreased 18.8 percent primarily driven by internal used equipment sales of $223 million versus $291 million in the first quarter of 2005, a decrease of 23.4 percent due primarily to a large prior year early termination of internal leases and subsequent sale of the equipment to Global Services.

Global Financing gross profit dollars increased $26 million or 4.8 percent for the first quarter of 2006 when compared to the same period last year. The increase in gross profit dollars was primarily driven by higher internal sales gross profit, partially offset by higher borrowing costs. The increase in gross profit margin was driven by an improvement in equipment sales margins, partially offset by lower financing margins due to higher borrowing costs.

Global Financing pre-tax income increased 5.9 percent for the first quarter of 2006 when compared to the same period last year. The increase was driven by the increase in gross profit of $26 million discussed above, a decrease in selling, general and administrative expense of $27 million and $3 million in Other (income) and expense, partially offset by an increase in bad debt expense of $36 million due to higher reserve releases in the prior year.

The increase in return-on-equity in the first quarter of 2006 versus the first quarter of 2005 was primarily due to higher earnings.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2006	At December 31, 2005
Cash	$992	$1,292
Net investment in sales-type and direct financing leases	9,511	9,876
Equipment under operating leases:
External clients	1,931	1,847
Internal clients(a) (b)	1,817	1,788
Client loans	8,341	8,486
Total client financing assets	21,599	21,997
Commercial financing receivables	3,579	5,070
Intercompany financing receivables(a) (b)	1,932	1,968
Other receivables	130	127
Other assets	780	711
Total financing assets	$29,014	$31,165

Intercompany payables(a)	$2,899	$5,262
Debt(c)	21,132	20,499
Other liabilities	1,905	2,348
Total financing liabilities	25,937	28,109
Total financing equity	3,077	3,056
Total financing liabilities and equity	$29,014	$31,165

(a) Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 3 and 4.

(b) These assets, along with all other financing assets in this table, are leveraged using Global Financing debt.

(c) Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally for two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk. Client financing also includes internal activity as described on page 43 of the 2005 IBM Annual Report.

Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days.

Originations

The following are total external and internal financing originations.

(Dollars in millions)	Three Months Ended March 31,
	2006	2005
Client financing:
External	$2,490	$2,272
Internal	263	233
Commercial financing	5,994	6,168
Total	$8,747	$8,673

Cash collections of both client and commercial financing assets exceeded new financing originations in both the first quarter of 2006 and 2005, which resulted in a net decline in financing assets in these periods. The increase in originations was mainly due to improving volumes in client financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Financing Assets by Sector

The following table presents the percentage of external financing assets by industry sector.

	At March 31, 2006	At December 31, 2005
Financial Services	34%	33%
Industrial	22	20
Business Partners*	14	19
Public	11	10
Distribution	9	8
Communications	6	6
Other	4	4
Total	100%	100%

* Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2006	At December 31, 2005

Gross financing receivables	$21,201	$23,197
Specific allowance for doubtful accounts	404	421
Unallocated allowance for doubtful accounts	73	84
Total allowance for doubtful accounts	477	505
Net financing receivables	$20,724	$22,692
Allowance for doubtful account coverage	2.3%	2.2%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2005	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2006
$505	$(27)	$(12)	$11	$477

* Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 2.2 percent at December 31, 2005 to 2.3 percent at March 31, 2006 due to the decline in gross financing receivables from year-end combined with lower requirements for additional reserves. Unallocated reserves decreased 13.1 percent from $84 million at December 31, 2005 to $73 million at March 31, 2006. The decrease in unallocated reserves is due to improved economic conditions and improved credit quality of the portfolio, as well as the decline in gross financing receivables. Specific reserves decreased 4 percent from $421 million to $404 million in 2006. The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $12 million for the three months ended March 31, 2006, compared with a reduction of $48 million for the three months ended March 31, 2005. The continued reduction in bad debt expense was primarily attributed to the overall decline in the financing asset portfolio, as well as the improvement in economic conditions and the improved credit quality of the portfolio in the first three months of 2006.

Residual Value

Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception. Global Financing has insight into product plans and cycles for the IBM products under lease. Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them to the residual values reflected in the portfolio.

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 39.7 percent of Global Financing’s revenue in the first quarter of 2006 and 43.0 percent in the first quarter of 2005. The decrease is driven primarily by lower internal used equipment sales. The gross margins on these sales were 46.7 percent and 25.1 percent in the first quarter of 2006 and 2005, respectively. The increase in gross margin in the first quarter of 2006 from the first quarter of 2005 was primarily due to an increase in internal equipment sales margin driven by a large prior year early termination of internal leases and subsequent sale of the equipment to Global Services which carried a lower gross margin. In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new clients or extending leasing arrangements with current clients. The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2005 and March 31, 2006 for consolidated IBM. In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of March 31, 2006. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are included in lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $95 million and $104 million for the financing transactions originated during the quarters ended March 31, 2006 and March 31, 2005, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $5 million for the financing transactions originated during the quarters ended March 31, 2006 and March 31, 2005, respectively. The cost of guarantees was $1.1 million and $1.2 million for the quarters ended March 31, 2006 and March 31, 2005, respectively.

Residual Value

			Amortization of
			March 31, 2006 balance
	Dec. 31,	March 31,				2009 and
(Dollars in millions)	2005 *	2006	2006	2007	2008	beyond
Sales-type leases	$792	$773	$187	$251	$226	$109
Operating leases	258	267	74	83	68	42
Total unguaranteed residual value	$1,050	$1,040	$261	$334	$294	$151

Related original amount financed	$23,397	$22,911
Percentage	4.5%	4.5%

* Restated to conform with 2006 presentation.

Debt

	At March 31,		At December 31,
	2006		2005
Debt to equity ratio	6.9	x	6.7	x

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

The company’s Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal). As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 49 and in Segment Information on pages 63 through 64.

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

Return on Equity

	Three Months Ended March 31,
(Dollars in millions)	2006	2005+
Numerator :
Global Financing after tax income*	$259	$246
Annualized after tax income (A)	$1,036	$984
Denominator :
Average Global Financing equity (B)**	$3,066	$3,174
Global Financing Return on Equity(A)/(B)	33.8%	31.0%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters.

+                 Restated to conform with 2006 presentation.

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software, and services businesses, originations for both client and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as client participation rates.

As a result of the company divesting its Personal Computing business to Lenovo in the second quarter of 2005, Global Financing will support Lenovo’s PC business through an exclusive, five year agreement covering all Global Financing lines of business effective May 1, 2005. These financings with Lenovo will be external revenue to Global Financing.

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

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of economic uncertainty.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 11 on pages 17 to 20 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2006.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program (1)

January 1, 2006 -
January 31, 2006	6,980,462	$81.84	6,980,462	$4,443,847,273

February 1, 2006 -
February 28, 2006	10,414,300	$80.53	10,414,300	$3,605,230,057

March 1, 2006 -
March 31, 2006	13,624,100	$82.42	13,624,100	$2,482,313,001

Total	31,018,862	$81.65	31,018,862

(1) On April 26, 2005, the IBM Board of Directors authorized up to $5.0 billion in funds for use in the company’s common stock repurchase program. This authorization was fully utilized by February 2006. On October 25, 2005,  the Board of Directors authorized the company to repurchase up to an additional $4.0 billion in funds for use in such programs. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

ITEM 6. Exhibits

Exhibit Number

3	The By-laws of IBM as amended through April 25, 2006.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: April 25, 2006

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy
Vice President and Controller