Form 10-Q
period 2006-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2006-07-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

                The registrant has 1,521,839,006 shares of common stock outstanding at June 30, 2006.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2006	2005*	2006	2005*
Revenue:
Global Services	$11,894	$12,001	$23,461	$23,710
Hardware	5,148	5,562	9,722	12,315
Software	4,241	4,056	8,147	7,871
Global Financing	580	622	1,164	1,202
Other	26	29	54	80
Total revenue	21,890	22,270	42,549	45,178

Cost:
Global Services	8,604	8,868	17,092	17,734
Hardware	3,299	3,676	6,449	8,574
Software	668	634	1,285	1,252
Global Financing	284	295	558	561
Other	21	22	63	29
Total cost	12,876	13,495	25,447	28,149

Gross profit	9,014	8,775	17,102	17,029

Expense and other income:
Selling, general and administrative	4,916	6,497	9,518	11,430
Research, development and engineering	1,522	1,477	2,977	2,936
Intellectual property and custom development income	(188)	(288)	(418)	(507)
Other (income) and expense	(196)	(1,711)	(442)	(1,689)
Interest expense	72	67	138	116
Total expense and other income	6,125	6,042	11,774	12,286

Income from continuing operations before income taxes	2,889	2,733	5,328	4,743
Provision for income taxes	867	882	1,598	1,485
Income from continuing operations	2,022	1,851	3,730	3,258

* Reclassified to conform with 2006 presentation; see Note 1 on page 6 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2006	2005	2006	2005
Discontinued Operations
Loss from discontinued operations, net of tax	—	22	—	27
Net income	$2,022	1,829	$3,730	$3,231

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.30	$1.14	$2.37	$1.98
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total	$1.30	$1.12	$2.37	$1.96

Basic:
Continuing operations	$1.31	$1.15	$2.40	$2.02
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total	$1.31	$1.14	$2.40	$2.00

Weighted-average number of common shares out-standing: (millions)

Assuming dilution	1,560.1	1,627.9	1,573.6	1,644.2

Basic	1,538.1	1,603.9	1,551.3	1,616.3

Cash dividends per common share	$0.30	$0.20	$0.50	$0.38

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2006	At December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,100	$12,568
Marketable securities	2,890	1,118
Notes and accounts receivable — trade (net of allowances of $241 in 2006 and $267 in 2005)	9,211	9,540
Short-term financing receivables (net of allowances of $365 in 2006 and $422 in 2005)	12,063	13,750
Other accounts receivable (net of allowances of $8 in 2006 and $7 in 2005)	1,062	1,138
Inventories, at lower of average cost or market:
Finished goods	873	902
Work in process and raw materials	2,238	1,939
Total inventories	3,111	2,841
Deferred taxes	1,640	1,765
Prepaid expenses and other current assets	2,514	2,941
Total current assets	39,591	45,661
Plant, rental machines and other property	35,237	34,261
Less: Accumulated depreciation	21,274	20,505
Plant, rental machines and other property — net	13,963	13,756
Long-term financing receivables	9,504	9,628
Prepaid pension assets	23,293	20,625
Intangible assets — net	1,657	1,663
Goodwill	10,324	9,441
Investments and sundry assets	5,046	4,974
Total assets	$103,377	$105,748

  (Amounts may not add due to rounding.)

  (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
Liabilities and Stockholders’ Equity

	At June 30,	At December 31,
(Dollars in millions except per share amounts)	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Taxes	$3,816	$4,710
Short-term debt	7,907	7,216
Accounts payable and accruals	22,395	23,226
Total current liabilities	34,118	35,152

Long-term debt	13,872	15,425
Retirement and nonpension postretirement benefit obligations	13,049	13,779
Other liabilities	8,789	8,294
Total liabilities	69,828	72,650

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	29,823	28,926
Shares authorized: 4,687,500,000
Shares issued: 2006 - 1,991,255,639 2005 - 1,981,259,104
Retained earnings	47,647	44,734

Treasury stock - at cost	(43,567)	(38,546)
Shares: 2006 - 469,416,633 2005 - 407,279,343

Accumulated gains and (losses) not affecting retained earnings	(354)	(2,016)

Total stockholders’ equity	33,549	33,098

Total liabilities and stockholders’ equity	$103, 377	$105,748

  (Amounts may not add due to rounding.)

  (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

(Dollars in millions)	2006	2005*
Cash flow from operating activities from continuing operations:
Net Income	$3,730	$3,231
Loss from discontinued operations	—	$27
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	1,924	2,111
Amortization of intangibles	531	509
Stock-based compensation	409	545
Net gain on asset sales and other	(45)	(1,164)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(871)	(46)

Net cash provided by operating activities from continuing operations	5,677	5,213

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,708)	(1,623)
Investment in software	(394)	(403)
Acquisition of businesses, net of cash acquired	(809)	(1,122)
Divestiture of businesses, net of cash transferred	—	486
Purchases of marketable securities and other investments	(13,651)	(1,348)
Proceeds from disposition of marketable securities and other investments	11,591	1,992

Net cash used in investing activities from continuing operations	(4,971)	(2,018)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	214	3,984
Payments to settle debt	(1,288)	(2,012)
Short-term borrowings/(repayments) less than 90 days — net	105	(689)
Common stock transactions — net	(4,501)	(4,599)
Cash dividends paid	(776)	(615)

Net cash used in financing activities from continuing operations	(6,246)	(3,931)

Effect of exchange rate changes on cash and cash equivalents	79	(662)
Net cash used in discontinued operations - operating activities	(7)	(7)

Net change in cash and cash equivalents	(5,468)	(1,405)

Cash and cash equivalents at January 1	12,568	10,053

Cash and cash equivalents at June 30	$7,100	$8,648

  * Reclassified to conform with 2006 presentation.

  (Amounts may not add due to rounding.)

  (The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.     In the opinion of the management of International Business Machines Corporation (the company), all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the unaudited three- and six-month periods have been made.

       In the first quarter of 2006, the company made changes to its management system.  These changes impacted the company’s reportable segments and resulted in the reclassification of certain revenue and cost within its Consolidated Statement of Earnings.  These changes did not impact the company’s total revenue, cost, expense, net income, earnings per share, Consolidated Statement of Financial Position or Consolidated Statement of Cash Flows.  See Note 10 for additional information regarding the changes in reportable segments.  The periods presented in this Form 10-Q are reported on a comparable basis.  The company filed a Form 8-K with the Securities and Exchange Commission (SEC) on June 13, 2006 to reclassify its historical financial statements and related footnotes to reflect these management system changes.

       Within the financial tables in this Form 10-Q, some columns and rows may not add due to the use of rounded numbers for disclosure purposes.  Percentages presented are calculated from the underlying whole-dollar amounts.

2.     The following table summarizes Net income plus gains and losses not affecting retained earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Net income	$2,022	$1,829	$3,730	$3,231
Gains and losses not affecting retained earnings (net of tax):
Foreign currency translation adjustments	499	(553)	637	(1,025)
Minimum pension liability adjustments	1,136	3	1,432	2
Net unrealized gains/(losses) on marketable securities	4	(29)	(22)	(17)
Net unrealized (losses)/gains on cash flow hedge derivatives	(235)	418	(386)	777
Total gains and (losses) not affecting retained earnings	1,404	(161)	1,662	(263)
Net income plus gains and losses not affecting retained earnings	$3,425	$1,668	$5,392	$2,968

3.     Effective January 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	Three MonthsEnded June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Cost	$52	$80	$108	$171
Selling, general and administrative*	136	153	258	318
Research, development and engineering	21	26	42	56
Other (income) and expense	—	(8)	—	(8)
Pre-tax stock-based compensation expense	209	251	409	537
Income tax benefits	(72)	(87)	(145)	(182)
Total stock-based compensation expense	$137	$164	$264	$355

* Includes $4 million of credits in the three-and six-month periods ended June 30, 2005, as a result of awards forfeited in connection with the company’s second-quarter 2005 workforce resource actions.

       The reduction in pre-tax stock-based compensation expense for the three and six-month periods ended June 30, 2006, as compared to the corresponding periods in the prior year, was principally the result of: (1) a reduction in the level and fair value of stock option grants ($49 million and $137 million, respectively), (2) changes to the terms of the company’s employee stock purchase plan, which rendered it non-compensatory in the second quarter of 2005 in accordance with the provisions of SFAS 123(R) (no effect in three-month period and $18 million decrease in six-month period), offset by (3) increased expense for performance-based stock units ($7 million and $27 million, respectively) resulting from changes in the probabilities of achieving performance metrics. The effects on pre-tax stock-based compensation expense of the 2005 sale of the Personal Computing business were recorded in Other (income) and expense above and in the Consolidated Statement of Earnings for the three and six- month periods ended June 30, 2005.

       As of June 30, 2006, $1,550 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2 years.

       There were no significant capitalized stock-based compensation costs at June 30, 2006 and 2005.

       Under IBM’s long-standing practices and policies, all stock option awards are approved prior to or on the date of grant.  The exercise price of at-the-money stock options is the average of the high and low market price on the date of grant or, in the case of premium-priced stock options, 10 percent above such average.  The options approval process specifies the individual receiving the grant, the number of options or the value of the award, the exercise price or formula for determining the exercise price, and the date of grant.  All option awards for senior management are approved by the Executive Compensation and Management Resources Committee of the Board of Directors (the “Committee”).  All option awards for employees other than senior management are approved by senior management pursuant to a series of delegations that were approved by the Committee, and the grants made pursuant to these delegations are reviewed periodically with the Committee.  Options that are awarded as part of annual total compensation for senior management and other employees are made on specific cycle dates scheduled in advance. With respect to option awards given in connection with promotions or new hires, IBM’s policy requires approval of such awards prior to the grant date, which is typically the date of the promotion or the date of hire.  The exercise price of these options is the average of the high and low market price on the date of grant in the case of at-the-money stock options or, in the case of premium-priced stock options, 10 percent above such average. See IBM’s 2005 Annual Report, note U, “Stock-Based Compensation”, for additional information on the company’s stock-based incentive awards.

4.                       In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The company will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

       In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company’s Consolidated Financial Statements.

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

       In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the company’s Consolidated Financial Statements.

5.     In May 2005, the company implemented a series of restructuring actions designed to improve the company’s efficiencies, strengthen its client-facing operations and capture opportunities in high-growth markets. The company’s actions primarily included voluntary and involuntary workforce reductions, with the majority impacting the Global Services business, primarily in Europe, as well as the vacating of leased facilities. These actions were in addition to the company’s ongoing workforce reduction and rebalancing activities that occur each quarter.

The total charges expected to be incurred in connection with all second-quarter 2005 initiatives are approximately $1,776 million, of which $1,756 million has been recorded cumulatively through June 30, 2006. The remaining expected charges represent accretion/interest expense on the long-term portion of the company’s workforce and vacant space obligations. Approximately $1,634 million of the total charges require cash payments, of which approximately $1,308 million have been made as of June 30, 2006 and $67 million are expected to be made over the next 12 months.

     Total pre-tax restructuring activity was as follows:

(Dollars in millions)	Pre-Tax Charges Recorded in 2Q 2005		Asset Impairments	Liability recorded in the 2nd Qtr. 2005	Payments	Other(2)	Liability as of 12/31/05
Workforce reductions	$1,574		$—	$1,574	$(1,013)	$(107)	$454
Vacant space	141		—	141	(53)	(5)	83
Asset impairments	95		95	—	—	—	—
Total restructuring charges for 2Q 2005 actions	$1,810	(1)	$95	$1,715	$(1,066)	$(112)	$537	(3)

(1)          $1.6 billion recorded in Selling, general and administrative expense and $0.2 billion recorded in Other (income) and expense in the Consolidated Statement of Earnings.

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

	Liability as of December 31, 2005		Payments	Other(4)	Liability as of June 30, 2006
(Dollars in millions)
Workforce reductions	$454		$(215)	$9	$248
Vacant space	83		(28)	2	57
Total restructuring charges for 2Q 2005 actions	$537	(3)	$(242)	$11	$306	(5)

(4)          Consists of foreign currency translation adjustments ($30 million), net balance sheet reclassifications ($1 million) and accretion expense ($3 million), offset by reversals of previous recorded liabilities ($23 million) for changes in the estimated cost of employee terminations and vacant space. These reversals were primarily recorded in SG&A.

(5)          $67 million recorded as a current liability in Accounts payable and accruals and $239 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

      Charges incurred for the workforce reductions consisted of severance/termination benefits for approximately 16,000 employees (14,500 of which were for the incremental second-quarter 2005 actions).  All separations were substantially completed by March 31, 2006.  The non-current portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or is deceased. Cash payments made through June 30, 2006 associated with the workforce reductions were $1,228 million.

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

These restructuring activities had the following effect on the company’s reportable segments:

At June 30, 2006:	Total Pre-Tax Charges Expected to be Incurred for 2Q 2005 Actions*	Cumulative Pre-Tax Charges Recorded for 2Q 2005 Actions*
(Dollars in millions)
Global Technology Services	$730	$721
Global Business Services	444	441
Systems & Technology Group	135	132
Software	98	97
Global Financing	16	16
Total reportable segments	1,423	1,407
Unallocated corporate amounts	354	349
Total	$1,776	$1,756

* Amounts reclassified from previously reported amounts to reflect the new management system structure implemented in the first quarter of 2006.

6.     The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

For the three months ended June 30:	2006	2005	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$521	$491	6.1%
Nonpension postretirement benefits-cost	93	91	2.2
Total	$614	$582	5.5%

For the six months ended June 30:	2006	2005	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$1,044	$947	10.2%
Nonpension postretirement benefits—cost	193	184	4.9
Total	$1,237	$1,131	9.4%

 The following tables provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

	U.S. Plans				Non-U.S. Plans
For the three months ended June 30:	2006		2005		2006	2005
(Dollars in millions)
Service cost	$202		$166		$159	$173

Interest cost	611		617		391	413
Expected return on plan assets	(905)		(918)		(585)	(567)
Amortization of transition assets	—		—		(1)	(2)
Amortization of prior service cost	15		15		(25)	2
Recognized actuarial losses	190		140		217	145
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	113	*	20	*	156 **	164 **
Cost of other defined benefit plans	27		40		41	36
Cost of restructuring/divestiture actions	—		3		—	59
Total net periodic pension cost for all defined benefit plans	140		63		197	259
Cost of defined contribution plans	94		83		90	86
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$234		$146		$287	$345

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

	U.S. Plans				Non-U.S.Plans
For the six months ended June 30:	2006		2005		2006	2005
(Dollars in millions)
Service cost	$384		$341		$313	$353
Interest cost	1,227		1,232		770	838
Expected return on plan assets	(1,806)		(1,836)		(1,143)	(1,152)
Amortization of transition assets	—		—		(2)	(3)
Amortization of prior service cost	30		30		(28)	19
Recognized actuarial losses	393		284		403	278
Net periodic pension cost — U.S. Plan and material non-U.S. Plans	228	*	51	*	313 **	333 **
Cost of other defined benefit plans	55		72		78	71
Cost of restructuring/divestiture actions	—		3		—	59
Total net periodic pension cost for all defined benefit plans	283		126		391	463
Cost of defined contribution plans	192		186		178	172
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$475		$312		$569	$635

* Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

        In 2006, the company expects to contribute to its non-U.S. Defined Benefit Plans an  amount of between $1.6 - 2 billion.  The legally mandated minimum contribution  included in the amount above for the company’s non-U.S. Plans is expected to be $842 million.  In the first six months of 2006, the company contributed $1,550 million to its non-U.S. Plans.

    The following table provides the components of the cost for the company’s nonpension postretirement benefits:

 Cost/(Income) of Nonpension Post-retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(Dollars in millions)
Service cost	$15	$11	$31	$23
Interest cost	73	82	152	162
Amortization of prior service cost	(15)	(15)	(31)	(31)
Recognized actuarial losses	7	6	15	12
Net periodic post-retirement benefit cost — U.S. Plan	80	84	167	166
Cost of non-U.S. Plans	13	7	26	18
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$93	$91	$193	$184

       The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on the company’s Consolidated Financial Statements as of or for the periods ended June 30, 2006.

 7.     The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2006, are as follows:

Segment	Balance 12/31/05*	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation Adjustments	Balance 6/30/06
(Dollars in millions)
Global Technology Services	$1,530	$5	$(87)	$—	$120	$1,568
Global Business Services	3,588	—	(13)	—	88	3,663
Systems and Technology Group	254	—	5	—	1	260
Software	4,069	791	(33)	—	5	4,833
Global Financing	—	—	—	—	—	—
Total	$9,441	$796	$(128)	$—	$214	$10,324

* Amounts reclassified from previously reported amounts reflect the new management system structure implemented in the first quarter of 2006.

       There were no goodwill impairment losses recorded during the quarter.

    The following schedule details the company’s intangible asset balances by major asset class:

	At June 30, 2006
Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Capitalized software	$1,862	$(847)	$1,015
Client-related	731	(350)	381
Completed technology	210	(81)	129
Strategic alliances	104	(78)	26
Patents/Trademarks	37	(21)	16
Other(a)	254	(164)	90
Total	$3,198	$(1,542)	$1,657

	At December 31, 2005
Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Capitalized software	$1,805	$(802)	$1,003
Client-related	910	(490)	420
Completed technology	383	(270)	113
Strategic alliances	104	(68)	36
Patents/Trademarks	32	(17)	15
Other(a)	218	(142)	76
Total	$3,452	$(1,789)	$1,663

(a)	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

      The net carrying amount of intangible assets decreased $6 million during the first six months of 2006 due to amortization of existing intangible asset balances partially offset by acquisitions.   The aggregate intangible asset amortization expense was $266 million and $531 million for the second quarter and first six months of 2006, respectively, versus $259 million and $509 million for the second quarter and first six months of 2005, respectively.  In addition, in the first six months of 2006, the company retired $782 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization for this amount.

       The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2006:

2006 (for Q3-Q4)	$491 million
2007	$695 million
2008	$298 million
2009	$112 million
2010	$33 million

8.     During the six months ended June 30, 2006, the company completed 7 acquisitions at an aggregate cost of $969 million.

       The Software segment completed six acquisitions in the first half: in the first quarter, Micromuse, a publicly traded company; Cims Lab, a privately held company; and Language Analysis Systems, Inc., a privately held company; and, in the second quarter, Buildforge, a privately held company; Unicorn Solutions, Inc., a privately held company; and Rembo Technology, a privately held company.  Each acquisition further complemented and enhanced the company’s portfolio of software product offerings.

       Global Technology Services (GTS) completed one acquisition in the first quarter: Viacore, Inc., a privately held company.  This acquisition augments GTS’s supply chain optimization practice within its Business Transformation Outsourcing offerings.

       Purchase price consideration was paid all in cash.  These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

           The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2006.  The Micromuse acquisition is shown separately given its significant purchase price.

		Micromuse
	Amortization Life (yrs.)	Original Amount Disclosed in First Qtr. 2006	Purchase Adjustments	Total Allocation	Other Acquisitions
(Dollars in millions)
Current assets		$201	$—	$201	$14
Fixed assets/non-current		8	—	8	2
Intangible assets:
Goodwill	N/A	694	6	700	96
Completed technology	3	46	—	46	3
Client relationships	3 - 5	46	—	46	14
Other identifiable assets		4	—	4	—
In-process research and development		1	—	1	—
Total assets acquired		1,000	6	1,006	129
Current liabilities		(89)	(6)	(95)	(13)
Non-current liabilities		(49)	—	(49)	(9)
Total liabilities assumed		(138)	(6)	(144)	(22)
Total purchase price		$862	$—	$862	$107

       The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The company is currently analyzing the amount of goodwill that is deductible for tax purposes.  The overall weighted-average life of the identified amortizable intangible assets acquired is 4.2 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.

Goodwill of $796 million has been assigned to the Software ($791 million) and Global Technology Services ($5 million) segments.

9.         On April 30, 2005 (“closing date”), the company completed the divestiture of its Personal

Computing Division (“PCD”) business to Lenovo Group Limited (“Lenovo”), a  publicly traded company on the Hong Kong Stock Exchange.  For the year ended December 31, 2005, the company recorded a total pre-tax gain of $1,108 million of which $1,097 million was recorded in the second quarter of 2005.

       As part of the total consideration received at the closing date, the company received equity in Lenovo.  The equity is subject to specific lock-up provisions that restrict the company from divesting the securities.  The restrictions, agreed to at the closing date, apply to specific equity tranches and expire over a three-year period from the closing date.  In the second quarter of 2006, the company and Lenovo agreed to revise these restrictions such that the company can now fully divest its shares in Lenovo by November 1, 2007 versus the prior expiration date of May 1, 2008.

       See IBM’s 2005 Annual Report, note C, “Acquisitions/Divestitures”, for additional information.

10.   The tables on pages 79 through 82 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

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

       In the second quarter of 2005, the company divested its Personal Computing business which was previously a part of the Personal Systems Group.  The two remaining units of the former Personal Systems Group, Retail Store Solutions and Printing Systems, were combined with the Systems and Technology Group. The Personal Computing business financial results are displayed as part of the segment disclosures, for applicable periods presented, in a manner consistent with the segment disclosures.

       Previously reported segment information on pages 79 through 82 has been reclassified for all periods presented to reflect these changes in the company’s reportable segments.

11.  The following table provides a rollforward of the liability balances for actions taken in the following periods: (1) the second quarter of 2005, discussed in Note 5; (2) the second-quarter of 2002 associated with the Microelectronics Division and rebalancing of both the company’s workforce and leased space resources; (3) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) actions that took place prior to 1994.

	Liability as of 12/31/2005	Payments	Other adjustments*	Liability as of 6/30/2006
(Dollars in millions)
Current:
Workforce	$461	$(267)	$(67)	$127
Space	62	(62)	61	61
Other	6	—	—	6
Total Current	$529	$(329)	$(6)	$194

Non-current:
Workforce	$497	$—	$134	$631
Space	236	—	(75)	161
Total Non-current	$733	$—	$59	$792

* The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the six-month period ended June 30, 2006, net adjustments to decrease previously recorded liabilities for changes in the estimated cost of employee terminations and vacant space were recorded for the 2002 actions ($17 million) and the 2Q 2005 actions ($23 million), offset by increases for the actions taken prior to 1999 ($5 million). Of the $35 million of net reductions recorded during the six months ended June 30, 2006 in the Consolidated Statement of Earnings, $14 million was included in Selling, General and Administrative expense and $3 million was recorded Other (income) and expense. Additionally, adjustments of $18 million for the six-month period ended June 30, 2006, were recorded to Goodwill for changes to estimated vacant space and workforce reserves associated with the 2002 actions.

12.   The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and environmental matters.  These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former  employees, government and regulatory agencies, stockholders, and representatives of the locations in which the company does business. The following is a discussion of some of the more significant legal matters involving the company.

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

       In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses.  They claim damages based on the company’s termination of an education assistance program. On April 4, 2006, the trial court denied the company’s motion for summary judgment.  On  June 26, 2006, the Louisiana Court of Appeals denied IBM’s writ seeking an interlocutory appeal of the trial court’s decision to deny summary judgment. IBM intends to file a writ seeking a discretionary appeal with the Louisiana Supreme Court.  No date has been set for trial.

       On June 2, 2003, the company announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC). The SEC sought information relating to revenue recognition in 2000 and 2001 primarily concerning certain types of client transactions. The company believes that the investigation arises from a separate investigation  by the SEC of Dollar General Corporation, a client of the company’s Retail Stores Solutions unit, which markets and sells point-of-sale products.

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

       In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. One lawsuit named as defendants IBM and IBM’s Senior Vice President and Chief Financial Officer. The other lawsuit named as defendants IBM, IBM’s Senior Vice President and Chief Financial Officer, and IBM’s Chairman and Chief Executive Officer. Both complaints alleged that defendants made certain misrepresentations in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5

promulgated thereunder. On September 6, 2005, counsel in one of these lawsuits filed a motion seeking to have the lawsuits consolidated, and for the appointment of lead plaintiff and lead counsel. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.”  Pursuant to a schedule set by the Court, Plaintiffs served on the company an Amended Consolidated Complaint on May 19, 2006.  IBM filed a Motion to Dismiss the Amended Consolidated Complaint on June 23, 2006.  Plaintiffs filed their response to IBM’s Motion on July 21, 2006; and IBM has until August 2, 2006 to file a final brief in support of its Motion.

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

       In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended June 30, 2006,  were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

       Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations, or cash flow will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses; damages or remedies may have on the company’s Consolidated Financial Statements; and the unique facts and circumstances of the particular matter which may give rise to additional factors.

13.    The company’s extended lines of credit include unused amounts of $2,990 million and $3,019 million at June 30, 2006 and December 31, 2005, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,157 million and $2,155 million at June 30, 2006 and December 31, 2005, respectively.

       The company has applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $32 million and $39 million at June 30, 2006 and December 31, 2005, respectively.

       Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2006	2005
Balance at January 1	$754	$944
Current period accruals	220	376
Accrual adjustments to reflect actual experience	56	(27)
Charges incurred	(386)	(409)
Balance at June 30	$645	$884

       The decrease in the warranty liability balance was primarily driven by the divestiture of the company’s Personal Computing business in April 2005.

14.    Subsequent Event  On July 25, 2006, the company announced that the Board of Directors approved a quarterly dividend of $0.30 per common share.  The dividend is payable September 9, 2006 to shareholders of record on August 10, 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006*

Snapshot

(Dollars in millions except per share amounts)			Yr. To Yr.
			Percent/
			Margin
Three months ended June 30:	2006	2005	Change
Revenue	$21,890	$22,270	(1.7	)%**
Gross profit margin	41.2%	39.4%	1.8	pts.
Total expense and other income	$6,125	$6,042	1.4%
Total expense and other income to revenue ratio	28.0%	27.1%	0.9	pts.
Provision for income taxes	$867	$882	(1.7)%
Income from continuing operations	$2,022	$1,851	9.2%
Earnings per share from continuing operations:
Assuming dilution	$1.30	$1.14	14.0%
Basic	$1.31	$1.15	13.9%
Weighted average shares outstanding:
Assuming dilution	1,560.1	1,627.9	(4.2)%
Basic	1,538.1	1,603.9	(4.1)%

*

The following Results of Continuing Operations discussion does not include the Hard Disk Drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There was no loss from Discontinued Operations in the second quarter and first six months of 2006, respectively, versus $22 million and $27 million in the second quarter and first six months of 2005. The 2005 charges were for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the HDD business to Hitachi Ltd.

**	(1.6) percent adjusted for currency

       The selected reference to “adjusted  for currency” in the Management Discussion is made so that the financial results can be viewed without the impacts of changing foreign currency exchange rates and therefore, facilitates a comparative view of business growth.

			Yr. To Yr.
(Dollars in millions except per share amounts)			Percent/
			Margin
Six months ended June 30:	2006	2005	Change
Revenue	$42,549	$45,178	(5.8	)%**
Gross profit margin	40.2%	37.7%	2.5	pts.
Total expense and other income	$11,774	$12,286	(4.2)%
Total expense and other income to revenue ratio	27.7%	27.2%	0.5	pts.
Provision for income taxes	$1,598	$1,485	7.7%
Income from continuing operations	$3,730	$3,258	14.5%
Earnings per share from continuing operations:
Assuming dilution	$2.37	$1.98	19.7%
Basic	$2.40	$2.02	18.8%
Weighted average shares outstanding:
Assuming dilution	1,573.6	1,644.2	(4.3)%
Basic	1,551.3	1,616.3	(4.0)%

			Yr. To Yr.
	6/30/06	12/31/05	Percent Change
Assets	$103,377	$105,748	(2.2)%
Liabilities	$69,828	$72,650	(3.9)%
Equity	$33,549	$33,098	1.4%

**	(4.1) percent adjusted for currency

       The company’s second-quarter 2006 diluted earnings per common share from continuing operations of $1.30 increased 14 percent versus $1.14 in the second quarter of 2005.  Continuing operations for the second quarter of 2005 included a $0.72 per share charge for incremental restructuring, a $0.45 per share gain on the sale of the Personal Computing business and $0.29 per share of other income due to a legal settlement with Microsoft.

       Second quarter and first six months of 2006 income from continuing operations was $2,022 million and $3,730 million versus $1,851 million and $3,258 million for the comparable periods in 2005, respectively. The 2005 results included the pretax charge for the incremental restructuring of $1,740 million, offset by a $1,097 million gain on the sale of the Personal Computing business and a $775 million legal settlement received from Microsoft.

       Total revenue decreased 1.7 percent and 5.8 percent (1.6 percent and 4.1 percent adjusted for currency) for the second quarter and first six months of 2006 versus the same periods in 2005, primarily due to the divestiture of the Personal Computing business on April 30, 2005.  The second quarter 2005 results include one month of Personal Computing revenue versus no activity in 2006 and the six months of 2005 results have four months of Personal Computing revenue versus no activity in 2006.  Excluding revenue from the divested Personal Computing business, second quarter and first six months revenue of 2006 increased 0.8 percent and 0.6 percent, respectively.

       In the second quarter, the company experienced longer sales and contracting cycles during June 2006.  In that environment, the company delivered double-digit earnings per share growth through solid performance in certain areas of its broad portfolio of businesses.  Software leveraged its Services Oriented Architecture (SOA) capabilities and the strength of its product portfolio to post solid growth in revenue and pre-tax profit.  Microelectronics revenue continued  to benefit from good demand for game processors and Systems z revenue returned to growth.  Strategic Outsourcing revenue growth improved reflecting the growth in signings in 2005 and the first quarter of 2006, and productivity initiatives continued to drive improved profit margins.  Offsetting this performance were execution issues in the company’s supply chain for servers, as some customer orders were left unfilled, and the company continued to work through product transitions in midrange servers.  In Global Services, short-term businesses were weak. The Integrated Technology Services business has been in transition and this transition is taking longer to deliver results than anticipated.  In Global Business Services, the company’s business grew in the Americas, but under-performed in some key countries in Europe and Asia.  Overall, the company’s performance once again reflects the ability to leverage its portfolio and its productivity initiatives to generate solid earnings per share and cash growth.

       The gross profit margin was 41.2 percent and 40.2 percent in the second quarter and first six months of 2006 versus 39.4 percent and 37.7 percent in the second quarter and first six months of 2005.  The increases in the gross profit margins were primarily driven by the divestiture of the Personal Computing business (1.2 points and 2.0 points, respectively) and benefits from the productivity initiatives implemented in the second quarter of 2005.

       In the second quarter of 2006, total expense and other income increased over the year-earlier period, primarily due to lower Intellectual Property income and increased expense associated with retirement-related plans.  In the first six months of 2006,  total expense and other income declined versus the same period in 2005, primarily due to the divestiture of the Personal Computing business and benefits from the productivity initiatives initiated in the second quarter of 2005.  The ratio of Total expense to revenue increased 0.9 points and 0.5 points to 28.0 percent and 27.7 percent, for the second quarter and first six months of 2006 versus the comparable periods of 2005, respectively.

       The effective tax rates for the second quarter of 2006 and 2005 were 30.0 percent and 32.3 percent, respectively.  The corresponding effective tax rates for the first six months of 2006 and 2005 were 30.0 percent and 31.3 percent, respectively.  The decrease in the 2006 quarterly and six months’ tax rate was attributable to the absence of the tax effects related to the restructuring actions, Personal Computing divestiture and the Microsoft settlement in the second quarter of 2005.

       Assets declined approximately $2.4 billion from December 31, 2005 to June 30, 2006 primarily due to lower cash and cash equivalents and marketable securities of $3.7 billion due to pension funding ($1.5 billion), acquisitions ($0.8 billion), tax payments ($1.3 billion), restructuring payments ($0.3 billion) and share repurchases ($5.1 billion) in the first half of 2006. In addition, financing receivables declined by $1.8 billion during the first six months of 2006.  These decreases were partially offset by an increase in pension assets of $2.7 billion and goodwill of approximately $0.9 billion.

       Total Global Services signings were $9.6 billion in the second quarter of 2006 as compared to $14.6 billion for the three months ended June 30, 2005.  The estimated total Global Services backlog was $109 billion at June 30, 2006.

Second Quarter and First Six Months in Review

Results of Continuing Operations

				Yr. to Yr.
Revenue				Percent
				Adjusted
(Dollars in millions)			Yr. to Yr.	for
			Percent	Change
For the three months ended June 30:	2006	2005*	Change	Currency
Statement of Earnings Revenue Presentation:
Global Services	$11,894	$12,001	(0.9)%	(0.5)%
Hardware	5,148	5,562	(7.4)	(7.8)
Software	4,241	4,056	4.5	4.9
Global Financing	580	622	(6.8)	(7.0)
Other	26	29	(11.0)	(9.8)
Total	$21,890	$22,270	(1.7)%	(1.6)%

				Yr. toYr.
				Percent
				Change
(Dollars in millions)			Yr. to Yr.	Adjusted
			Percent	for
For the six months ended June 30:	2006	2005*	Change	Currency
Statement of Earnings Revenue Presentation:
Global Services	$23,461	$23,710	(1.0)%	1.2%
Hardware	9,722	12,315	(21.1)	(20.3)
Software	8,147	7,871	3.5	5.4
Global Financing	1,164	1,202	(3.2)	(1.9)
Other	54	80	(31.8)	(31.4)
Total	$42,549	$45,178	(5.8)%	(4.1)%

*	Reclassified to conform with current presentation.

				Yr. to Yr.
				Percent
				Change
(Dollars in millions)			Yr. to Yr.	Adjusted
			Percent	for
For the three months ended June 30:	2006	2005*	Change	Currency
Industry Sector**:
Financial Services	$5,928	$5,869	1.0%	1.3%
Public	3,195	3,533	(9.5)	(9.8)
Industrial	2,855	2,912	(2.0)	(1.5)
Distribution	2,243	2,239	0.1	0.1
	2,071
Communications	2,029	2,123	(4.4)	(4.4)
Small & Medium	4,086	4,220	(3.2)	(2.9)
OEM	939	702	33.7	33.7
Other	615	673	(8.6)	(8.3)
Total	$21,890	$22,270	(1.7)%	(1.6)%

				Yr. to Yr.
				Percent
				Change
(Dollars in millions)			Yr. ToYr.	Adjusted
			Percent	for
For the six months ended June 30:	2006	2005*	Change	Currency
Industry Sector**:
Financial Services	$11,476	$11,624	(1.3)%	1.0%
Public	6,241	6,907	(9.6)	(8.6)
Industrial	5,531	5,918	(6.5)	(4.4)
Distribution	4,274	4,448	(3.9)	(2.5)
Communications	4,044	4,216	(4.1)	(2.7)
Small & Medium	7,880	9,245	(14.8)	(13.0)
OEM	1,812	1,393	30.1	30.1
Other	1,291	1,426	(9.4)	(8.2)
Total	$42,549	$45,178	(5.8)%	(4.1)%

*	Reclassified to conform with current presentation.

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

				Yr. To Yr.
				Percent
				Change
(Dollars in millions)			Yr.to Yr.	Adjusted
			Percent	for
For the three months ended June 30:	2006	2005	Change	Currency
Geographies:
Americas	$9,513	$9,435	0.8%	(0.6)%
Europe/Middle East/Africa	7,234	7,498	(3.5)	(3.2)
Asia Pacific	4,203	4,635	(9.3)	(6.1)
OEM	939	702	33.7	33.7
Total	$21,890	$22,270	(1.7)%	(1.6)%

				Yr. To Yr.
				Percent
				Change
(Dollars in millions)			Yr.to Yr.	Adjusted
			Percent	for
For the six months ended June 30:	2006	2005	Change	Currency
Geographies:
Americas	$18,542	$18,732	(1.0)%	(2.4)%
Europe/Middle East/Africa	13,916	15,232	(8.6)	(4.8)
Asia Pacific	8,280	9,821	(15.7)	(11.1)
OEM	1,812	1,393	30.1	30.1
Total	$42,549	$45,178	(5.8)%	(4.1)%

       On April 30, 2005, the company sold its Personal Computing business.  Accordingly, the company’s reported revenue results for the second quarter and first six months of 2005 include one month and four months of revenue, respectively, for the Personal Computing business versus no revenue reported in the second quarter and first six months of  2006.  The company has presented a discussion on changes in reported revenues along with a  discussion of revenue results excluding the divested Personal Computing business.  The company  believes that a more appropriate discussion is one that excludes the revenue results from the Personal Computing  business from the second quarter and first six months of 2005 because it presents the results on a comparable  basis and provides a more meaningful discussion which focuses on the company’s ongoing operational performance.  Such discussion is presented starting on page 32.

       As-reported revenue from all Industry Sectors, except Financial Services and Distribution, as well as Small and Medium Business declined in the second quarter of 2006 when compared to the same three months of 2005.  The Financial Services Sector revenue increase was driven by Banking (5.9 percent), partially offset by declines in Insurance (6.2 percent) and Financial Markets (5.0 percent).  The Public Sector experienced declines across Government (8.7 percent), Education (28.4 percent), Life Sciences (7.8 percent) and Health (3.0 percent). The decrease in Industrial Sector revenue was driven by Automotive (5.1 percent) and Industrial Products (10.0 percent), partially offset by increased revenue in Chemical and Petroleum (7.4 percent).  The Distribution Sector, while essentially flat, had revenue increases in Consumer Products (12.6 percent) that were largely offset by declining revenue in Travel and Transportation (7.1 percent).  The decline in Communications Sector revenue was driven by Telecommunications (6.9 percent).  Revenue from Small and Medium Business experienced declines across all geographic markets, except the Americas.

       As- reported revenue for the first six months of 2006 declined in all Industry Sectors, as well as Small and Medium Business, primarily due to the divestiture of the Personal Computing business.  The Financial Services Sector revenue decline was driven by Financial Markets (11.7 percent) and Insurance (4.5 percent), partially offset by increased revenue in Banking (3.4 percent). The decrease in Public Sector revenue was driven by Government (8.9 percent) and Education (33.6 percent).  The Industrial Sector revenue decline was driven by Automotive (10.0 percent), Industrial Products (13.1 percent) and Electronics (4.0 percent). The decline in Distribution Sector revenue was driven by Travel and Transportation (9.3 percent) and Retail (4.7 percent), partially offset by increased Consumer Products (5.4 percent) revenue.  The Communications Sector revenue decline was driven by Telecommunications (4.1 percent) and Media and Entertainment (9.2 percent).  Small and Medium Business experienced revenue declines in all geographic markets.

       Revenue by geography in both the second quarter and first six months of 2006, when compared to the same periods of 2005, was negatively impacted by the divestiture of the Personal Computing business.

       Americas revenue increased  0.8 percent (down 0.6 percent adjusted for currency) versus the second  quarter of 2005.  Growth of 7.5 percent (down 3.1 percent adjusted for currency) in Canada and 14.1 percent (0.4 percent adjusted for currency) in Brazil was partially offset by the U.S., where revenue decreased 0.5 percent.

       Europe/Middle East/Africa (EMEA) revenue declined in the second quarter 3.5 percent (3.2 percent adjusted for currency) versus the same period in 2005.  Revenue declined in Germany 5.9 percent, (5.5 percent adjusted for currency), Italy 8.1 percent, (8.4 percent adjusted for currency) and the UK 5.7 percent, (4.4 percent adjusted for currency), while revenue grew in France 6.4 percent, (6.0 percent adjusted for currency) and Spain 3.3 percent (3.3 percent adjusted for currency) versus the second quarter of 2005.

       Asia Pacific revenue decreased 9.3 percent (6.1 percent adjusted for currency) versus the second quarter of 2005.  Representing over half of the Asia Pacific revenue base,  Japan revenue declined 13.0 percent (7.5 percent adjusted for currency).  China was also down this quarter 13.1 percent, (14.6 percent adjusted for currency) when compared to a strong second quarter of 2005.  Partially offsetting these declines were revenue increases in India 24.3 percent, (29.7 percent adjusted for currency) and Korea 16.5 percent, (9.8 percent adjusted for currency).

       Revenue in the key emerging countries of China, India, Brazil and Russia together grew 2.7 percent (decreased 2.0 percent adjusted for currency) versus the same period of 2005.  India had the strongest growth at 24.3 percent (29.7 percent adjusted for currency), Brazil grew 14.1 percent (0.4 percent adjusted for currency) and Russia increased 11.6 percent (11.6 percent adjusted for currency).  China revenue declined 13.1 percent (14.6 percent adjusted for currency) off a difficult compare versus 2005 that included large System z banking transactions.

                                                OEM revenue increased 33.7 percent (33.7 percent adjusted for currency) in the second quarter of 2006 versus the same period of 2005, driven by strong game chip performance in the company’s Microelectronics business.

                                                Americas first half revenue decreased 1.0 percent (2.4 percent adjusted for currency) versus the first six month period of 2005. Growth of 1.3 percent (down 6.6 percent adjusted for currency) in Canada and 12.5 percent (down 4.3 percent adjusted for currency) in Brazil was offset by the U.S., where revenue decreased 1.4 percent.

                                                EMEA revenue declined 8.6 percent (4.8 percent adjusted for currency) in the first six months of 2006 versus the same period in 2005. Revenue declined in all major countries as Germany declined 11.6 percent (7.7 percent adjusted for currency), Italy 9.3 percent (5.4 percent adjusted for currency), the UK 9.8 percent (5.6 percent adjusted for currency), Spain 3.9 percent (up 0.2 percent adjusted for currency) and France 2.1 percent (up 1.7 percent adjusted for currency) versus the six month period of 2005.

                                                Asia Pacific revenue decreased 15.7 percent (11.1 percent adjusted for currency) in the first six months of 2006 versus the same period in 2005. Japan revenue declined 18.1 percent (10.6 percent adjusted for currency) and China was also down 20.5 percent (21.8 percent adjusted for currency). Partially offsetting these declines were revenue increases in India 14.0 percent (17.4 percent adjusted for currency) and Korea 9.6 percent (4.1 percent adjusted for currency).

                                                Revenue in the key emerging countries of China, India, Brazil and Russia together declined 2.7 percent (8.4 percent adjusted for currency) versus the same period of 2005. Growth in India 14.0 percent (17.4 percent adjusted for currency), Brazil 12.5 percent (down 4.3 percent adjusted for currency) and Russia 12.9 percent (12.9 percent adjusted for currency) was offset by lower revenue in China 20.5 percent (21.8 percent adjusted for currency).

                                                OEM revenue increased 30.1 percent (30.1 percent adjusted for currency) in the first six months of 2006 versus the same period in 2005, driven by strong game chip performance in the company’s Microelectronics business.

Revenue Excluding Personal Computing Business

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the three months ended June 30:
Statement of Earnings Revenue
Presentation:
Global Services	$11,894	$12,001	(0.9)%	(0.5)%
Hardware	5,148	5,005	2.9	2.4
Software	4,241	4,056	4.5	4.9
Global Financing	580	622	(6.8)	(7.0)
Other	26	29	(11.0)	(9.8)
Total	$21,890	$21,713	0.8%	1.0%

				Yr.toYr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the six months ended June 30:
Statement of Earnings Revenue
Presentation:
Global Services	$23,461	$23,710	(1.0)%	1.2%
Hardware	9,722	9,440	3.0	3.9
Software	8,147	7,871	3.5	5.4
Global Financing	1,164	1,202	(3.2)	(1.9)
Other	54	80	(31.8)	(31.4)
Total	$42,549	$42,302	0.6%	2.4%

* Reclassified to conform with 2006 presentation.

Revenue Excluding Personal Computing Business

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the three months ended June 30:
Industry Sector**:
Financial Services	$5,928	$5,825	1.8%	2.1%
Public	3,195	3,405	(6.2)	(6.4)
Industrial	2,855	2,882	(0.9)	(0.5)
Distribution	2,243	2,211	1.4	1.3
Communications	2,029	2,093	(3.1)	(3.0)
Small & Medium	4,086	3,944	3.6	3.9
OEM	939	702	33.7	33.7
Other	615	651	(5.6)	(5.3)
Total	$21,890	$21,713	0.8%	1.0%

				Yr. to Yr.
				Percent
				Change
			Yr. To Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the six months ended June 30:
Industry Sector**:
Financial Services	$11,476	$11,353	1.1%	3.5%
Public	6,241	6,441	(3.1)	(1.9)
Industrial	5,531	5,690	(2.8)	(0.6)
Distribution	4,274	4,325	(1.2)	0.3
Communications	4,044	4,083	(0.9)	0.5
Small & Medium	7,880	7,670	2.7	4.9
OEM	1,812	1,393	30.1	30.1
Other	1,291	1,347	(4.1)	(2.8)
Total	$42,549	$42,302	0.6%	2.4%

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

Revenue Excluding Personal Computing Business

				Yr. To Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005	Change	Currency
For the three months ended June 30:
Geographies:
Americas	$9,513	$9,228	3.1%	1.6%
Europe/Middle East/Africa	7,234	7,308	(1.0)	(0.7)
Asia Pacific	4,203	4,475	(6.1)	(2.7)
OEM	939	702	33.7	33.7
Total	$21,890	$21,713	0.8%	1.0%

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005	Change	Currency
For the six months ended June 30:
Geographies:
Americas	$18,542	$17,639	5.1%	3.7%
Europe/Middle East/Africa	13,916	14,353	(3.0)	1.0
Asia Pacific	8,280	8,917	(7.1)	(2.1)
OEM	1,812	1,393	30.1	30.1
Total	$42,549	$42,302	0.6%	2.4%

                                                The discussion below on sector revenue refers to the previous tables excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.

                                                For the second quarter of 2006, revenue by Industry Sector experienced mixed performance when compared to the same three month period in 2005. Revenue from the Financial Services Sector increased driven by Banking (6.7 percent) and was partially offset by revenue declines in Insurance (5.3 percent) and Financial Markets (4.5 percent). The decrease in Public Sector revenue was driven by declines in Government (6.1 percent) and Education (20.1 percent). The Industrial Sector revenue decline was driven by Automotive (4.3 percent) and Industrial Products (11.0 percent), partially offset by increased revenue in Chemical and Petroleum (12.6 percent). Distribution Sector revenue increased driven by Consumer Products (15.4 percent) partially offset by declines in Travel and Transportation (5.8 percent). The Communications Sector revenue decline was driven by Telecommunications (5.6 percent). Small and Medium Business revenue increased in all geographic markets, except Asia Pacific.

                                                For the first six months of 2006, revenue increases in Small and Medium Business and the Financial Services Sector were partially offset by declines in the other Industry Sectors when compared to the same period in 2005. The Financial Services Sector revenue increase was driven by Banking (6.1 percent) and was partially offset by declines in Financial Markets (10.3 percent) and Insurance (2.0 percent). The decrease in Public Sector revenue was driven by declines in Government (4.3 percent) and Education (14.8 percent), partially offset by increased revenue in Health (7.2 percent). The Industrial Sector revenue decline was driven by Automotive (7.7 percent) and Industrial Products (9.5 percent), partially offset by increases in Chemical and Petroleum (9.2 percent). Distribution Sector revenue decreased driven by Travel and Transportation (6.9 percent) and Retail (3.1 percent), partially offset by increased revenue in Consumer Products (11.3 percent). The Communications Sector revenue decline was driven by Media and Entertainment (4.8 percent) and Telecommunications (1.6 percent). Revenue increases in Small and Medium Business were driven by performance in the Americas market with declines in all other geographies.

                                                The discussion below on geographic revenue refers to the previous tables, excluding the Personal Computing business external revenue, in order to show the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.

                                                Americas revenue grew 3.1 percent (1.6 percent adjusted for currency) versus the second quarter of 2005, led by software and partially offset by declines in mid-range servers and storage. Growth was led by the U.S. which increased 1.4 percent, Canada was up 11.5 percent (0.5 percent adjusted for currency) and Brazil increased 18.8 percent (4.5 percent adjusted for currency).

                                                EMEA revenue declined in the second quarter 1.0 percent (0.7 percent adjusted for currency) versus the second quarter in 2005 with mixed results by country. France and Spain again showed solid growth, 8.3 percent (7.9 percent adjusted for currency) and 4.5 percent (4.6 percent adjusted for currency), respectively, versus the prior year period. Revenue declined in Germany 3.7 percent (3.3 percent adjusted for currency), Italy 6.2 percent (6.4 percent adjusted for currency) and the UK 3.7 percent (2.4 percent adjusted for currency) versus the second quarter of 2005.

                                                Asia Pacific revenue decreased 6.1 percent (2.7 percent adjusted for currency) versus the second quarter of 2005. Representing over half of the Asia Pacific revenue base, Japan revenue declined 11.5 percent (6.0 percent adjusted for currency) as the company continues to work through operating issues in this region. China was also down this quarter 1.1 percent (2.9 percent adjusted for currency) when compared to a strong second quarter of 2005 that included large System z banking transactions. Partially offsetting these declines were revenue increases in India 39.0 percent (45.1 percent adjusted for currency) and Korea 17.6 percent (10.8 percent adjusted for currency).

                                                Revenue in the key emerging countries of China, India, Brazil and Russia together grew 12.6 percent (7.4 percent adjusted for currency) versus the same period of 2005, as the company continues to expand its capabilities in these countries. India again had the strongest growth 39.0 percent (45.1 percent adjusted for currency), Brazil grew 18.8 percent (4.5 percent adjusted for currency) and Russia increased 19.2 percent (19.2 adjusted for currency). China revenue declined 1.1 percent (2.9 percent adjusted for currency) off a difficult compare versus 2005.

                                                OEM revenue increased 33.7 percent (33.7 percent adjusted for currency) in the second quarter of 2006 versus the same period of 2005, driven by strong game chip performance in the company’s Microelectronics business.

                                                Americas revenue grew 5.1 percent (3.7 percent adjusted for currency) versus the first six months of 2005 with growth in all regions. Growth was led by the U.S. which increased 3.9 percent, Canada up 9.9 percent (1.3 percent adjusted for currency) and Brazil increased 21.0 percent (2.9 percent adjusted for currency).

                                                EMEA revenue declined 3.0 percent (up 1.0 percent adjusted for currency) in the first six months of 2006 versus 2005 with mixed results by country. France and Spain again showed growth, 2.7 percent (6.8 percent adjusted for currency) and 0.1 percent (4.4 percent adjusted for currency), respectively, versus the prior year period. Revenue declined in Germany 6.9 percent (2.8 percent adjusted for currency), Italy 5.8 percent (1.7 percent adjusted for currency) and the UK 5.3 percent (0.9 percent adjusted for currency) versus the first six months of 2005.

                                                Asia Pacific revenue decreased 7.1 percent (2.1 percent adjusted for currency) versus the first half of 2005. Japan revenue declined 13.5 percent (5.7 percent adjusted for currency). Partially offsetting these declines were revenue increases in China 6.8 percent (5.0 percent adjusted for currency), India 48.0 percent (52.4 percent adjusted for currency) and Korea 12.9 (7.2 percent adjusted for currency).

                                                Revenue in the key emerging countries of China, India, Brazil and Russia together grew 19.1 percent (12.1 percent adjusted for currency) versus the same period of 2005, as the company continues to expand its capabilities in these countries. India again had the strongest growth 48.0 percent (52.4 percent adjusted for currency), Brazil grew 21.0 percent (2.9 percent adjusted for currency), Russia increased 31.4 percent (31.4 percent adjusted for currency) and China grew 6.8 percent (5.0 percent adjusted for currency).

                                                OEM revenue increased 30.1 percent (30.1 percent adjusted for currency) in the first six months of 2006 versus the same period of 2005, driven by strong game chip performance in the company’s Microelectronics business.

                                                Global Services revenue decreased 0.9 percent and 1.0 percent (0.5 percent and up 1.2 percent adjusted for currency) in the second quarter and first six months of 2006, respectively. These decreases were driven primarily by the company’s short-term businesses, while Business Transformation Outsourcing increased year-over-year.

                                                Hardware revenue increased 2.9 percent and 3.0 percent (2.4 percent and 3.9 percent adjusted for currency) in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. Hardware revenue was mixed by brand, with good performance in System z and Microelectronics, offset by declines in mid-range servers.

                                                Software revenue increased 4.5 percent and 3.5 percent (4.9 percent and 5.4 percent adjusted for currency) in the second quarter and first six months of 2006, respectively, versus the same periods last year. The revenue increase was driven by growth of 9.0 percent and 9.7 percent, respectively, in the company’s key middleware brands, partially offset by decreases in Operating Systems products of 5.8 percent and 8.9 percent, respectively.

                                                Global Financing revenue declined 6.8 percent and 3.2 percent (7.0 percent and 1.9 percent adjusted for currency) in the second quarter and first six months of 2005, respectively, versus the same periods in 2005. The declines were primarily driven by the decrease in remarketing equipment sales. See pages 61 to 68 for additional information regarding Global Financing results.

                                                The following table presents each segment’s revenue as a percentage of the company’s total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Global Services	54.3%	53.9%	55.1%	52.5%
Hardware	23.5	25.0	22.8	27.3
Software	19.4	18.2	19.1	17.4
Global Financing	2.7	2.8	2.7	2.7
Other	0.1	0.1	0.1	0.2
Total	100.0%	100.0%	100.0%	100.0%

Gross Profit

			Yr. To Yr.
	2006	2005	Change
For the three months ended June 30:
Gross Profit Margin:
Global Services	27.7%	26.1%	1.6	pts.
Hardware	35.9	33.9	2.0
Software	84.2	84.4	(0.1)
Global Financing	51.1	52.6	(1.5)
Other	19.8	25.4	(5.6)
Total	41.2%	39.4%	1.8	pts.

			Yr. To Yr.
	2006	2005	Change
For the six months ended June 30:
Gross Profit Margin:
Global Services	27.2%	25.2%	1.9	pts.
Hardware	33.7	30.4	3.3
Software	84.2	84.1	0.1
Global Financing	52.0	53.4	(1.4)
Other	(15.4)	63.8	(79.2)
Total	40.2%	37.7%	2.5	pts.

                                                The increase in the Global Services gross profit margin was due primarily to the benefits from the company’s productivity initiatives. The increase in Hardware gross profit margin was due to the sale of the Personal Computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005. The Hardware margin declined without the benefits received from the sale of the Personal Computing business. (See page 50 for additional information). The decrease in Global Financing gross profit margin was driven by declining financing margins primarily due to the changing short-term interest rate environment.

Expense

                                                The Total expense and other income expense-to-revenue ratio increased 0.9 points and 0.5 points to 28.0 percent and 27.7 percent in the second quarter and first half of 2006, respectively, versus the same periods of 2005. The increase in the expense-to-revenue ratio in the second quarter was due to the 1.7 percent decrease in revenue and 1.4 percent increase in expense. The increase in expense-to-revenue ratio in the first six months was driven by the 5.8 percent decrease in revenue, partially offset by a 4.2 percent decrease in expense. For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$4,225	$4,266	(1.0)%
Advertising and promotional expense	300	303	(0.8)
Workforce reductions - ongoing	107	85	25.9
Restructuring	(14)	1,504	nm
Bad debt expense	13	5	160.4
Retirement-related expense	149	181	(17.9)
Stock-based compensation expense	136	153	(11.1)
Total	$4,916	$6,497	(24.3)%

nm - not meaningful

			Yr. To Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the six months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$8,239	$8,494	(3.0)%
Advertising and promotional expense	581	628	(7.4)
Workforce reductions - ongoing	148	195	(24.1)
Restructuring	(19)	1,504	nm
Bad debt expense	10	(29)	nm
Retirement-related expense	300	320	(6.3)
Stock-based compensation expense	258	318	(18.7)
Total	$9,518	$11,430	(16.7)%

nm - not meaningful

                                                Total Selling, general and administrative (SG&A) expense decreased 24.3 percent (24 percent adjusted for currency) and 16.7 percent (16 percent adjusted for currency), respectively, in the second quarter and first six months of 2006 versus the same periods in 2005. The decrease in the second quarter and first six months of 2006 was primarily due to the restructuring charges recorded in the second quarter of 2005 and lower operational expense as a result of the restructuring actions executed and the divestiture of the Personal Computing business. (See Note 5 on pages 9 to 11 for additional information). In addition, stock-based compensation expense and retirement-related expense declined in 2006 versus the comparable periods of 2005. (See Note 3 on pages 6 to 8 for additional information regarding stock-based compensation expense and Note 6 on pages 11 to 14 for additional information regarding retirement-related expense).

Other (income) and expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005*	Change
For the three months ended June 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(59)	$54	nm %
Losses on derivative instruments	63	49	29.2
Interest income	(146)	(72)	103.5
Net gains from securities and investment assets	(10)	(50)	(79.5)
Net realized losses from certain real estate activities	6	—	nm
Restructuring	—	236	nm
Other	(50)	(1,928)	(97.4)
Total	$(196)	$(1,711)	(88.6)%

* Reclassified to conform with 2006 presentation.

nm - not meaningful

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005*	Change
For the six months ended June 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(79)	$117	nm %
Losses on derivative instruments	32	80	(60.8)
Interest income	(297)	(129)	130.3
Net gains from securities and investment assets	(12)	(53)	(78.0)
Net realized losses from certain real estate activities	6	1	nm
Restructuring	(4)	236	nm
Other	(88)	(1,941)	(95.5)
Total	$(442)	$(1,689)	(73.8)%

* Reclassified to conform with 2006 presentation.

nm - not meaningful

                                                Other (income) and expense was income of $196 million in the second quarter 2006 versus income of $1,711 million in the second quarter of 2005. The decrease year-to-year was primarily driven by the gain associated with the sale of the Personal Computing business to Lenovo on April 30, 2005. The pretax gain recorded in the second-quarter 2005 associated with this transaction was $1,097 million. (See Note 9 on page 17 for additional information). In addition, on June 30, 2005, the company settled certain antitrust issues with the Microsoft Corporation and the gain from this settlement was $775 million. The company also recorded real estate-related restructuring charges of $236 million in the second quarter of 2005 (see Note 5 on pages 9 to 11 for additional information). Interest income increased $74 million in the second quarter of 2006 versus the same period in 2005 reflecting the company’s strong cash balance and increasing interest rates. Impacts related to foreign currency- transaction gains and losses on derivative instruments- improved $99 million versus the second quarter of 2005.

                                                The decline in Other (income) and expense for the first six months of 2006 versus the first six months of 2005 was primarily driven by the same factors affecting the second quarter of 2006.

Research, Development and Engineering

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Research, development and engineering	$1,522	$1,477	3.1%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Research, development and engineering	$2,977	$2,936	1.4%

                                                The increase for the second quarter and first six months of 2006 was primarily due to increased spending in the Systems and Technology Group (approximately $47 million and $40 million), as well as increased spending in Software (approximately $41 million and $40 million), partially offset by lower spending in the Personal Computing Division (approximately $18 million and $52 million) as a result of the divestiture of that unit. In addition, retirement-related expense increased $9 million and $16 million in the second quarter and first six months of 2006 versus the same periods of 2005, respectively, and stock-based compensation expense declined $5 million and $14 million in the second quarter and first six months of 2006 versus the comparable periods in 2005.

Intellectual Property and Custom Development Income

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$27	$121	(77.5)%
Licensing/royalty-based fees	69	76	(7.5)
Custom development income	92	91	0.6
Total	$188	$288	(34.5)%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$83	$155	(46.3)%
Licensing/royalty-based fees	147	182	(18.7)
Custom development income	187	170	10.0
Total	$418	$507	(17.6)%

                                                The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2006 and 2005.

Interest Expense

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Interest expense	$72	$67	6.4%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Interest expense	$138	$116	19.0%

                                                The increase in Interest expense was primarily due to higher effective interest rates in the second quarter and first six months of 2006, compared with the same periods of 2005.

                                                Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 66 and 67 for additional information regarding Global Financing debt and interest expense.

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

			Yr. to Yr.
(Dollars in millions)			Percent
	2006	2005	Change
For the three months ended June 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$521	$491	6.1%
Nonpension postretirement benefits-cost	93	91	2.2
Total	$614	$582	5.5%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,044	$947	10.2%
Nonpension postretirement benefits-cost	193	184	4.9
Total	$1,237	$1,131	9.4%

                                                Included in the amounts above, the company had costs of approximately $337 million and $322 million associated with its defined benefit pension plans for the second quarter of 2006 and 2005, respectively. The comparable amount for the first six months of 2006 and 2005 was costs of approximately $674 million and $589 million, respectively. These increases were primarily driven by the recognition of previously deferred pension costs in accordance with SFAS 87, “Employers’ Accounting for Pensions”. The second quarter 2006 year-to-year increase impacted gross profit by approximately $69 million and RD&E expense by approximately $9 million, while SG&A expense decreased by approximately $32 million and Other (income) and expense declined by approximately $14 million. The six months of 2006 year-to-year increase impacted gross profit by approximately $124 million and RD&E expense by approximately $16 million, while SG&A expense decreased by approximately $20 million and Other (income) and expense declined by approximately $14 million.

Provision for Income Taxes

                                                The effective tax rates for the second quarter of 2006 and 2005 were 30.0 percent and 32.3 percent, respectively. The corresponding effective tax rates for the first six months of 2006 and 2005 were 30.0 percent and 31.3 percent, respectively. The decreases in the 2006 quarterly and six months’ tax rates were attributable to the absence of the tax effects of the restructuring actions, Personal Computing business divestiture gain and the Microsoft antitrust settlement recorded during the second quarter of 2005.

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

                                                The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2001 through 2003 in the first quarter of 2005. As of June 30, 2006, the IRS has not proposed any significant adjustments. The company anticipates that this audit will be completed by the end of 2006. While it is not possible to predict the impact of this audit on income tax expense, the company does not anticipate having to make a significant cash tax payment.

Weighted-Average Common Shares

			Yr. To Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Earnings per share from continuing operations:
Assuming dilution	$1.30	$1.14	14.0%
Basic	$1.31	$1.15	13.9

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,560.1	1,627.9	(4.2)%
Basic	1,538.1	1,603.9	(4.1)

			Yr. To Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Earnings per share from continuing operations:
Assuming dilution	$2.37	$1.98	19.7%
Basic	$2.40	$2.02	18.8

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,573.6	1,644.2	(4.3)%
Basic	1,551.3	1,616.3	(4.0)

                                                The amount of shares actually outstanding at June 30, 2006 was 1,521.8 million.

                                                The weighted average number of common shares outstanding assuming dilution during the second quarter and first six months of 2006 was 67.8 million and 70.6 million lower than the same periods in 2005 primarily as a result of the company’s common share repurchase program.

Segment Details

                                                The following is an analysis of the second quarter and first six months of 2006 versus second quarter and first six months of 2005, respectively, reportable segment results.

Global Services

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Global Services Revenue:	$11,894	$12,001	(0.9)%
Global Technology Services	$7,955	$7,872	1.1%
Strategic Outsourcing	4,240	4,105	3.3
Integrated Technology Services	1,796	1,899	(5.4)
Maintenance	1,471	1,478	(0.5)
Business Transformation Outsourcing	447	390	15.0
Global Business Services	$3,939	$4,129	(4.6)%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Global Services Revenue:	$23,461	$23,710	(1.0)%
Global Technology Services	$15,674	$15,694	(0.1)%
Strategic Outsourcing	8,338	8,344	(0.1)
Integrated Technology Services	3,485	3,700	(5.8)
Maintenance	2,915	2,927	(0.5)
Business Transformation Outsourcing	937	723	29.6
Global Business Services	$7,787	$8,016	(2.8)%

                                                Global Services revenue decreased 0.9 percent (1 percent adjusted for currency) and 1.0 percent (up 1 percent adjusted for currency) in the second quarter and first six months of 2006, respectively, versus the same periods in 2005. The revenue decline was primarily experienced in the short-term businesses, while Business Transformation Outsourcing (BTO) increased year-to-year.

                                                Global Technology Services (GTS) revenue increased 1.1 percent (1 percent adjusted for currency) in the second quarter and decreased 0.1 percent (up 2 percent adjusted for currency) in the first six months versus the same periods of 2005, respectively. In the second quarter, GTS longer-term signings were down 52 percent year-to-year and shorter-term signings were down 10 percent.

                                                Strategic Outsourcing revenue was up 3.3 percent as reported in the second quarter (3 percent adjusted for currency) and decreased 0.1 percent (up 2 percent adjusted for currency) in the first six months versus the comparable prior year periods. The improved revenue growth rate for Strategic Outsourcing is attributable to growth in signings in 2005 and the first quarter of

2006. Strategic Outsourcing signings were down 46 percent this quarter, compared to a very strong second quarter of 2005.

                                                Integrated Technology Services (ITS) revenue decreased 5.4 percent (5 percent adjusted for currency) and 5.8 percent (4 percent adjusted for currency) in the second quarter and first six months of 2006 versus the same periods of 2005. The company has taken steps to improve this short term business which is undergoing transition. This includes investing in increased business development and sales skills, and streamlining offerings to address higher growth and higher value areas. While it is taking longer to get traction in the business results, the company continues to believe it has implemented the right actions and expects improved results over the longer term. ITS signings were down 10 percent in the second quarter.

                                                Business Transformation Outsourcing (BTO) revenue was up 15.0 percent as reported (16 percent adjusted for currency) in the second quarter and 29.6 percent as reported (32 percent adjusted for currency) in the first six months versus the same periods of 2005. BTO revenue continued to grow in all geographies. Growth this quarter was negatively impacted by a contract renegotiation which will continue to impact BTO revenue through the remainder of the year. BTO signings were down 73 percent year-to-year in the second quarter.

                                                The GTS segment pre-tax profit margin for the second quarter was 9.4 percent, an increase of 9.6 points year-to-year. The majority (8.4 points) of this change was driven by incremental restructuring charges recorded in the second quarter of 2005, with the balance of this improvement coming from last year’s productivity initiatives.

                                                Global Business Services (GBS) revenue decreased 4.6 percent (4 percent adjusted for currency) and 2.8 percent (unchanged adjusted for currency) in the second quarter and first six months of 2006, respectively, versus the same periods in 2005. Revenue performance in the second quarter was mixed. Growth in the Americas, which represents roughly 40 percent of the portfolio, was more than offset by declines in Japan, Germany and Italy, which combined represent over a quarter of the business. GBS was also negatively impacted by a decline in the Federal Business as the company adjusts to changing dynamics in U.S. Government spending. For the segment, shorter-term signings were down 5 percent and longer-term signings were down 42 percent in the second quarter.

                                                The company continues to drive actions to improve performance within Global Business Services. A Global Business Solution Center was recently established in India that will enable the company to provide clients with a range of high-value solutions through its global delivery centers. The company is creating and enhancing a portfolio of replicable industry solutions to leverage the strengths of GBS, and the company’s Research and Software units. This is intended to enhance the company’s competitive position across all offerings within both Consulting and Application Management Services.

                                                The company also recently launched Global Delivery Direct, where clients will be able to contract directly with the Global Resource centers. A full range of services have been implemented which leverage these resources ranging from staff augmentation to full scale application outsourcing. This increases the breadth of the company’s offerings to meet a broader range of client resource needs.

                                                GBS also continues to invest in key industry skills and solution specialists in Japan and across Europe.

                                                The GBS second-quarter 2006 pre-tax profit margin was 9.5 percent, an improvement of 11.0 points year-to-year, driven primarily as a result of the incremental restructuring charges recorded in 2005 (10.2 points of the improvement). In addition, the second quarter of 2006 benefited from the company’s productivity initiatives, partially offset by revenue weakness in the shorter-term businesses.

			Yr. To Yr.
(Dollars in millions)			Percent/
			Margin
For the three months ended June 30:	2006	2005	Change
Global Services:
Gross profit	$3,291	$3,133	5.0%
Gross profit margin	27.7%	26.1%	1.6	pts.

			Yr. To Yr.
(Dollars in millions)			Percent/
			Margin
For the six months ended June 30:	2006	2005	Change
Global Services:
Gross profit	$6,367	$5,976	6.5%
Gross profit margin	27.1%	25.2%	1.9	pts.

                                                Overall, Global Services gross profit dollars continued to increase primarily due to the benefits from productivity initiatives and cost efficiencies. Gross profit margins improved in both the second quarter and first six months across all Global Services categories, except for BTO, which decreased year-to-year in the second quarter. In addition, GBS margins in the second quarter and first six months of 2006 have been negatively impacted by increased delivery costs in Japan on a number of contracts accounted for on a percentage-of-completion basis.

Global Services Signings

                                                Total signings for Global Services were $9.6 billion for the second quarter of 2006. Shorter-term signings were down 7 percent versus the second quarter of 2005, and longer-term signings were down 50 percent versus the second quarter of 2005. In the second quarter of 2006, the company signed 11 deals larger than $100 million and the company’s total Global Services backlog was estimated at $109 billion versus the December 31, 2005 and March 31, 2006 estimated backlog levels of $111 billion.

Global Technology Services Signings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Longer-term*	$3,497	$7,288	$8,913	$11,155
Shorter-term*	1,934	2,157	3,763	3,925
Total	$5,431	$9,446	$12,676	$15,080

Global Business Services Signings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Longer-term*	$1,124	$1,939	$2,280	$3,527
Shorter-term*	3,035	3,210	5,987	6,014
Total	$4,159	$5,149	$8,268	$9,541

* Longer-term contracts are generally 7 to 10 years in length and represent SO and longer-term BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and AMS for custom and legacy applications. Shorter-term are contracts generally 3 to 9 months in length and represent the remaining GBS portfolio of Consulting and Systems Integration, AMS for packaged applications and ITS contracts. These amounts have been adjusted to exclude the impact of year-to-year currency changes.

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

Hardware

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Hardware Revenue:	$5,014	$5,412	(7.3)%
Systems and Technology Group	$5,014	$4,855	3.3%
System z			7.2
System i			(7.3)
System p			(10.4)
System x			(1.6)
System Storage			(2.1)
Microelectronics			45.4
Engineering and Technology Services			(8.1)
Retail Store Solutions			23.9
Printer Systems			(7.2)
Personal Computing Division	—	557	nm

nm - not meaningful

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Hardware Revenue:	$9,433	$12,020	(21.5)%
Systems and Technology Group	$9,433	$9,144	3.2%
System z			1.5
System i			(14.4)
System p			(9.6)
System x			3.0
System Storage			1.5
Microelectronics			40.9
Engineering and Technology Services			(11.6)
Retail Store Solutions			20.9
Printer Systems			(7.6)
Personal Computing Division	—	2,876	nm

nm - not meaningful

                                                Systems and Technology Group revenue increased 3.3 percent (3 percent adjusted for currency) and 3.2 percent (4 percent adjusted for currency) in the second quarter and first six months of 2006, respectively, versus the same periods in 2005. In the second quarter of 2006, the company was unable to ship to all of the customer demand which impacted its server brands, most notably Systems i and x. The company’s high level of unfilled orders was due to end-to-end supply chain complexities which were primarily driven by parts and product transitions to support the RoHS (Removal of Hazardous Materials) requirement in Europe. This limited the company’s manufacturing and sourcing flexibility at the end of the second quarter.

                                                System z revenue increased 7.2 percent and 1.5 percent (6 percent and 2 percent adjusted for currency) in the second quarter and first six months of 2006 versus the second quarter and first six months of 2005, respectively. MIPS (millions of instructions per second) shipments increased 7 percent in the second quarter versus the second quarter of 2005 and reflects continued customer acceptance of both specialty engines and traditional mainframe workloads. The announcement of the company’s new mid-range z9 was also well received by the marketplace and accounted for approximately 15 percent of the MIPS shipped this quarter.

                                                System i revenue decreased 7.3 percent and 14.4 percent (8 percent and 13 percent adjusted for currency) in the second quarter and first six months of 2006 versus the same periods in 2005, respectively. Although revenue declined in the second quarter of 2006, it improved from the first quarter of 2006, but not to the level the company expected. The company was unable to fulfill all the demand for System i as previously discussed. In addition, high-end volumes improved, as the transition to the company’s new products announced in the first quarter of 2006 continued, with strong year-to-year growth in the company’s 595 model.

                                                System p revenue decreased 10.4 percent and 9.6 percent (11 percent and 9 percent adjusted for currency) in the second quarter and first six months of 2006 versus the second quarter and first six months of 2005. While volumes increased year to year, a mix shift toward lower end offerings ahead of the expected third quarter product refresh contributed to the revenue declines. The second quarter 2006 revenue decline also reflects a difficult compare to last year’s growth of 36 percent. In the third quarter the company will complete the transition to Power 5+ and expand the implementation of Power Quadcore technology to all entry level System p products. These upcoming announcements are expected to sustain the price/performance and virtualization leadership position that has made the company the number one UNIX vendor worldwide.

                                                System x revenue decreased 1.6 percent and increased 3.0 percent (decreased 2 percent and increased 4 percent adjusted for currency) in the second quarter of 2006 and first six months of 2006 versus the second quarter and first six months of 2005. As previously discussed, the company was not able to fulfill all of the demand for System x servers in the second quarter. Despite the shipment limitations System x servers had double digit volume growth year-to-year in the second quarter. Blades growth remained strong with both volumes and revenue growth of over 35 percent over last year’s levels in the second quarter and first six months of 2006.

                                                System Storage revenue decreased 2.1 percent and increased 1.5 percent (decreased 3 percent and increased 3 percent adjusted for currency) in the second quarter and first six months of 2006 versus the comparable periods in 2005. Total disk revenue declined 1 percent and increased 2 percent, respectively, for the second quarter and first six months of 2006 versus the same periods in 2005. Although revenue decreased in the second quarter of 2006, midrange disk revenue increased over 15 percent versus the second quarter of 2005 and the current generation high-end disk offering, the DS8000 family of products, increased revenue over 10 percent versus the second quarter of 2005. Tape products revenue decreased 4 percent and flat, respectively, for the second quarter and first six months of 2006 versus the same periods of 2005.

Microelectronics revenue increased 45.4 percent and 40.9 percent, respectively, for the second quarter and first six months of 2006 versus the comparable periods of 2005. The increase in revenue was driven by continued strong demand in the games processor business.

Retail Stores Solutions revenue increased primarily due to a number of large transactions that were recorded in the second quarter of 2006. Printer Systems revenue decreased due primarily to lower maintenance revenue as a result of a declining install base.

Personal Computing Division revenue decreased as a result of the company divesting its Personal Computing business to Lenovo on April 30, 2005. The second quarter and first six months of 2006 results do not have any reported revenue versus 2005, which includes one month of revenue in the second quarter and four months of revenue for the first six months. (See Note 9 on page 17 for additional information).

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the three months ended June 30:	2006	2005	Change
Hardware:
Gross profit	$1,831	$1,957	(6.4)%
Gross profit margin	36.5%	36.2%	0.4	pts.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the six months ended June 30:	2006	2005	Change
Hardware:
Gross profit	$3,244	$3,918	(17.2)%
Gross profit margin	34.4%	32.6%	1.8	pts.

The decreases in gross profit dollars for the second quarter and first six months of 2006 versus 2005 were primarily due to the sale of the Personal Computing business on April 30, 2005. The increases in gross profit margin were also due to the sale of the Personal Computing business driving 5.2 points improvement in the second quarter of 2006 and 7.6 points improvement for the first six months of 2006. The Personal Computing business had a lower gross profit margin than the other hardware products.

Systems and Technology Group gross profit margins declined for the second quarter and first six months of 2006 (36.5 percent and 34.4 percent) versus the same periods of 2005 (41.3 percent and 40.2 percent), respectively. The second quarter gross profit margin improved sequentially versus the first quarter, but declined year-to-year. Hardware revenue mix driven by strong growth in the Microelectronics business, product mix in the System z mainframes and pricing pressures in the mid-range and low-end servers drove the gross profit margin declines.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 37 (and derived from page one) primarily relate to the impact of certain hedging transactions (see Anticipated Royalties and Cost Transactions on page 72 of the IBM 2005 Annual Report). The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring segment management’s gross margin performance and therefore are not included in the segment results above.

Software

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2006	2005	Change
Software Revenue:	$4,241	$4,056	4.5%
Middleware	$3,157	$3,025	4.4
WebSphere Family			17.2
Information Management			6.1
Lotus			6.0
Tivoli			11.9
Rational			7.7
Key Branded Middleware			9.0
Other Middleware			(3.3)
Operating Systems	558	592	(5.8)
Product Lifecycle Management	320	235	36.1
Other	205	204	0.6

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2006	2005	Change
Software Revenue:	$8,147	$7,871	3.5%
Middleware	$6,112	$5,819	5.0
WebSphere Family			21.0
Information Management			6.3
Lotus			3.2
Tivoli			17.5
Rational			0.0
Key Branded Middleware			9.7
Other Middleware			(2.4)
Operating Systems	1,078	1,183	(8.9)
Product Lifecycle Management	560	499	12.3
Other	397	370	7.3

Software revenue increased 4.5 percent (5 percent adjusted for currency) and increased 3.5 percent (5 percent adjusted for currency) in the second quarter and first six months of 2006, respectively, versus the same periods of 2005. This growth was driven by the company’s key branded middleware portfolio and strong performance in Product Lifecycle Management software. Operating Systems software and other middleware declined.

The company’s Key Branded Middleware products continue to benefit from investments in development and sales and marketing, enabling the company to capture the emerging trends in the marketplace. The Software revenue growth reflects the increased demand for the company’s products deploying SOA and the value of the company’s systems management, security, and storage offerings. The company’s strategic acquisitions have also added to the breadth of the software portfolio, while contributing profitable growth and positive cash performance. As a result, the company is well positioned in these fast growing technologies and the first six months results point to the progress the company has made.

Key Branded Middleware is made up of five key brands which provide an integrated suite for the company’s customers.

The WebSphere family of software revenue increased (17.2 percent and 21.0 percent) in the second quarter and first six months of 2006 versus the second quarter and first six months of 2005, respectively. The company continues to be the market leader in SOA products. SOA-related products are experiencing strong demand as evidenced by double-digit growth in WebSphere business integration (25.4 percent and 24.5 percent) and application server (21.7 percent and 22.1 percent) software.

Information Management software revenue increased (6.1 percent and 6.3 percent) in the second quarter and first six months of 2006 versus the same periods in 2005, respectively. The “Information on Demand” product set continues to be well accepted in the marketplace and revenue nearly doubled to over $100 million dollars in the second quarter.

Lotus software revenue increased (6.0 percent and 3.2 percent) in the second quarter and first six months of 2006 versus the second quarter and first six months of 2005, respectively, driven by the company’s Domino products (6.9 percent and 1.7 percent).

Tivoli software revenue increased (11.9 percent and 17.5 percent) in the second quarter and first six months of 2006 versus the same periods in 2005, respectively. The combination of internal development investments and strategic acquisitions has resulted in improved performance, particularly in systems management software which increased 12.3 percent in the second quarter and 16.5 percent in the first six months of 2006 versus the second quarter and first six months of 2005, respectively. The Micromuse acquisition, completed in February 2006, is a good example of the company’s ability to quickly integrate and globally leverage acquired capabilities into the business.

Rational software revenue increased 7.7 percent in the second quarter of 2006 when compared to the second quarter of 2005 and was flat for the first six months of 2006 versus the same period in 2005. In the second quarter, all geographies delivered growth as customers continue to demand software development tools based on open standards.

Revenue from Other Middleware products decreased (3.3 percent and 2.4 percent) in the second quarter and first six months of 2006 when compared to the same periods in 2005, respectively. Other Middleware includes more mature products which provide a relatively stable flow of revenue and profit.

Operating Systems software revenue declined (5.8 percent and 8.9 percent) in the second quarter and first six months of 2006 versus the same periods in 2005. Operating Systems are closely tied to the company’s server products and provide a sound, cost-effective platform for middleware and business solutions.

Product Lifecycle Management (PLM) software revenue increased (36.1 percent and 12.3 percent) in the second quarter and first six months of 2006 versus the second quarter and first six months of 2005. PLM software helps companies improve their product development processes and their ability to use product-related information across their business. In the second quarter, the company closed a number of large deals which drove double-digit revenue growth in all geographies.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2006	2005	Change
Software:
Gross Profit	$3,573	$3,422	4.4%
Gross Profit Margin	84.2%	84.4%	(0.1	) pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2006	2005	Change
Software:
Gross Profit	$6,862	$6,618	3.7%
Gross Profit Margin	84.2%	84.1%	0.1	pts.

Software gross profit dollars increased for the second quarter and first six months ended June 30, 2006 versus the same periods of 2005 driven primarily by revenue growth. Gross profit margins in both the second quarter and first six months were relatively flat when compared to the same periods in 2005.

Overall, Software revenue growth drove increased profit performance, as the Software segment pre-tax margins have improved versus the comparable periods of 2005, and the second- quarter 2006 pre-tax margin of 24.2 percent increased 1.1 points sequentially versus the first quarter of 2006.

Global Financing

See pages 61 and 62 for a discussion of Global Financing’s revenue and gross profit.

Results of Discontinued Operations

There was no loss from Discontinued Operations in the second quarter and first six months of 2006, respectively, versus $22 million and $25 million in the second quarter and first six months of 2005. The 2005 charges were for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the hard disk drive business to Hitachi Ltd. on December 31, 2002.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 3 and 4 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 61 to 68. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

(Dollars in millions)	At June 30, 2006	At December 31, 2005
Current assets	$39,591	$45,661
Current liabilities	34,118	35,152
Working capital	$5,473	$10,509

Current ratio	1.16:1	1.30:1

Current assets decreased $6,070 million due to declines of: $3,696 million in Cash and cash equivalents and Marketable securities due to pension funding, share repurchase, dividend payments, tax payments, and capital investments (see Cash Flow analysis on page 55), and $2,092 million ($2,946 million excluding the positive currency translation effect of $853 million) in short-term receivables mainly due to collection of seasonally high year-end balances.

Current liabilities decreased $1,034 million due to declines of: $831 million in Accounts payable and accruals; and $895 million in Taxes payable— both resulting from declines in these balances from typically higher year-end levels. These declines were partially offset by an increase of $691 million in short-term debt primarily due to a $1,500 million reclass from long-term debt, and $300 million in new commercial paper issuances, partially offset by approximately $800 million in payments for medium-term debt maturities.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business. See pages 61 to 68.

Cash Flow

	Six Months Ended June 30,
(Dollars in millions)	2006	2005
Net cash provided by/(used in) continuing operations:
Operating activities	$5,677	$5,213
Investing activities	(4,971)	(2,018)
Financing activities	(6,246)	(3,931)
Effect of exchange rate changes on cash and cash equivalents	79	(662)
Net cash used in discontinued operations	(7)	(7)
Net change in cash and cash equivalents	$(5,468)	$(1,405)

The increase in net cash provided by operating activities for the first six months of 2006 as compared to the first six months of 2005 was primarily driven by lower pension funding of approximately $526 million ($1,550 million funding of non-U.S. plans in 2006 versus $2,076 million funding in 2005 [U.S. PPP, $1,700 million and non-U.S. plans $376 million] ) growth in net income and continued focus on working capital and supply chain management, offset by increased tax payments of $391 million.

The increase in net cash flows used in investing activities was attributable to net purchases of marketable securities and other investments in 2006 of approximately $2.1 billion, compared to net proceeds of $0.6 billion in 2005, primarily due to increased investment in short-term marketable securities, and the $0.5 billion of net cash received in 2005 as a result of the divestiture of the Personal Computing business.

The increase in net cash flows used in financing activities in the first six months of 2006 compared with the same period of 2005 was primarily driven by lower proceeds from new debt of approximately $3.8 billion which was attributable to a decrease in new debt issuances, partially offset by a decrease of $0.7 billion in payments to settle debt and short-term borrowings in 2006 of $0.1 billion versus net repayments in 2005 of $0.7 billion.

Non-Current Assets and Liabilities

(Dollars in millions)	At June 30, 2006	At December 31, 2005
Non-current assets	$63,786	$60,087
Long-term debt	13,872	15,425
Non-current liabilities (excluding debt)	21,838	22,073

The increase in Non-current assets was primarily due to an increase of $2,668 million ($586 million due to the effects of currency) in Prepaid pension assets, and a $883 million ($210 million due to effects of currency) increase in goodwill which was primarily driven by the Micromuse acquisition in the first quarter of 2006.

Long-term debt decreased $1,553 million primarily due to a transfer to short-term debt as these items approach maturity. The company continually monitors interest rates and manages its short-term and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $235 million primarily due to a decrease of $730 million in Retirement and nonpension postretirement obligations driven by the funding of the U.K. pension fund, offset by a $495 million increase in Other liabilities primarily driven by the effects of currency.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At June 30, 2006	At December 31, 2005
Total company debt	$21,779	$22,641
Non-global financing debt*	$468	$2,142
Non-global financing debt/capitalization	1.5%	6.7%

* Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 62.

Non-global financing debt decreased $1,674 million and the debt-to-capitalization ratio of 1.5 percent was within the company’s target range. Non-global financing debt decreased as the company paid down debt, including debt raised in 2005 to facilitate the company’s repatriation actions under the American Jobs Creation Act of 2004.

Equity

Stockholders’ equity increased $451 million from December 31, 2005, primarily due to an increase in the company’s retained earnings driven by net income and a reduction of approximately $1.4 billion in the minimum pension liability due to amendments made in certain non-U.S. plans that resulted in remeasurements; partially offset by the company’s ongoing stock repurchase program ($5,060 million) and higher dividend payments of $161 million in the first half of 2006 versus the first half of 2005.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2005 IBM Annual Report on page 21.

•                  Economic environment and corporate spending budgets

•                  Internal business transformation and global integration initiatives

•                  Innovation initiatives

•                  Open standards

•                  Investing in growth opportunities

The company’s balanced portfolio of businesses - hardware, software and services - is designed to deliver the company’s longer-term financial objective of double-digit earnings per share growth. This portfolio generates a profit profile that is also relatively balanced between the three major businesses. The business mix will vary by quarter, based on skew and other factors. The strength of the company’s business model is not in any single component - it is in the company’s ability to integrate across its portfolio to create solutions for its clients. In addition, a key element of the company’s business model is its ability to deliver its objective of earnings per share growth through a combination of revenue growth, productivity and the effective use of cash.

In the second quarter, the company’s Strategic Outsourcing business increased its revenue growth rate sequentially driven by improved signings the prior five quarters and growth within its existing client accounts. Demand for the company’s Business Transformation Outsourcing offerings remained strong. The transition in the Integrated Technology Services business is taking longer than anticipated - the company will continue to focus on these actions to improve the business. Within Global Business Services, the company has implemented several actions to improve the business including: establishing a Global Business Solutions Center in India; launching the new Global Delivery Direct offering; investing in key industry skills and solution specialists in Japan and Europe; and, continuing to focus on a disciplined approach to bidding on new contracts ensuring that the deal fundamentals and value proposition make sense for the client and the company.

Within its Systems and Technology business, the company expects improved performance from its server brands as product transitions are completed in System z and System i and new Power5+ products are announced in System p expanding the company’s Power Quadcore technology to all entry level System p products.

Within Software, the company expects its Key Branded Middleware products to continue to benefit from its internal development investments, targeted acquisition strategy and continued market opportunity for the company’s product offerings, including its focus on key emerging trends such as Services Oriented Architectures.

The amount of IP and custom development income has been declining in recent years and decreased in the first half of 2006. The overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first half of 2006, as compared with the first half of 2005, by $106 million as discussed on page 42. For the full year, the company estimates pre-tax retirement-related plan expense to be in the range of flat to a decrease of $100 million when compared to 2005. This is less then the previously estimated range of a $100 - $200 million increase discussed on page 37 of the company’s 2005 Annual Report. The change in projected expense is due to reductions in the company’s non-U.S. pension plans. Excluding effects of one-time charges incurred in 2005 for pension curtailment ($267 million) and charges related to the second quarter 2005 restructuring actions ($65 million), the expected year-to-year impact on retirement-related plan expense is an increase of approximately $200 - $300 million.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more U.S. dollars than at year-end 2005. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2005 IBM Annual Report in note L, “Derivatives and Hedging Transactions,” on pages 71 to 74.

The company earned over 60 percent of its net income in currencies other than the U.S. dollar in the first half of 2006. In general, these currencies were weaker against the U.S. dollar during the first half of 2006 compared to the first half of 2005, so 2006 foreign currency earnings translated into fewer dollars than they would have in the first half of 2005. The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results. These hedging programs limit the impact of currency changes on the company’s financial results but does not eliminate them. In addition to the translation of earnings and the company’s hedging programs, the impact of currency may also affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify. For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 38 and 39 of the company’s 2005 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data. One table, on page 38, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, the size of the company’s global credit facilities and committed trade receivables securitization facility. For the six months ended or as of, as applicable, June 30, 2006, those amounts are $5.7 billion, $10.0 billion, $10.0 billion and $0.5 billion, respectively.

On June 28, 2006, the company entered into a new 5-year $10,000,000,000 Credit Agreement (the “Credit Agreement”). The Credit Agreement replaces the company’s existing 5-year $10,000,000,000 Credit Agreement (the “Existing Credit Agreement”) dated May 27, 2004. The Existing Credit Agreement was not otherwise due to expire until May 27, 2009.

The Credit Agreement permits the company and its Subsidiary Borrowers to borrow up to $10 billion on a revolving basis. Borrowings of the Subsidiary Borrowers will be unconditionally guaranteed by the company. The company may also, upon the agreement of either the then existing Lenders, or of additional banks not currently party to the Credit agreement, increase the commitments under the Credit Agreement up to an additional $2.0 billion. Subject to certain conditions stated in the Credit Agreement, the company and Subsidiary Borrowers may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the term of the Credit Agreement. Funds borrowed may be used for the general corporate purposes of the company and its subsidiaries, including the support of outstanding commercial paper issuances of the company and its subsidiaries. The Credit Agreement terminates on June 28, 2011. Interest rates on borrowings under the Credit Agreement will be based on prevailing market interest rates, as further described in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants, events of default, and indemnification provisions.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2006 appear in the table below and remain unchanged from December 31, 2005. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	F1+

                                                The second table, appearing on page 39 of the 2005 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 55 of this Form 10-Q, the following is the management view of cash flows for the first six months of 2006 and 2005 prepared in a manner consistent with the table on page 39 of the 2005 IBM Annual Report:

(Dollars in millions) For the six months ended June 30:	2006	2005

Net cash from operating activities (Continuing Operations):	$5,677	$5,213
Less: Global Financing accounts receivable	2,812	3,751
Net cash from operating activities (Continuing Operations), excluding
Global Financing accounts receivables	2,864	1,461
Investing Activities:
Capital expenditures, net	(2,102)	(2,026)
Global Financing accounts receivable	2,812	3,751
Global Financing debt	181	(463)
Net Global Financing debt to accounts receivable	2,993	3,288
Acquisitions	(809)	(1,122)
Divestitures	—	486
Return to shareholders:
Share repurchase	(5,060)	(5,152)
Dividends	(776)	(615)
Change in non-Global Financing debt	(1,150)	1,746
Other	350	29
Discontinued operations	(7)	(7)
Change in cash, cash equivalents and marketable securities	$(3,696)	$(1,911)

                                                Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding requirements during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12 on pages 18 to 22 of this Form 10-Q. With respect to pension funding, the company is not quantifying any impact from pension funding because it is not possible to predict future movements in the capital markets.

                                                However, for 2006, if the full year actual return on plan assets for the PPP was less than 2.3 percent, the PPP’s accumulated benefit obligation would be greater than its plan assets (assuming no other assumption changes). As discussed on pages 87 of IBM’s 2005 Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP or a charge to stockholders’ equity. Actual return on the PPP plan assets for the first six months of 2006 was 3.65 percent.

Global Financing

                                                Global Financing is a business segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
External revenue	$576	$620	$1,158	$1,199
Internal revenue	338	275	702	724
Total revenue	914	895	1,860	1,923
Total cost	422	385	803	873
Gross profit	$492	$510	$1,057	$1,050
Gross profit margin	53.8%	57.0%	56.8%	54.6%
Pre-tax income	$319	$338	$733	$729
After-tax income	$198	$212	$457	$459
Return on equity*	25.8%	27.0%	29.8%	29.1%

* See page 67 for the details of the After-tax income and the Return on equity calculation.

                                                Global Financing revenue increased 2.1 percent in the second quarter of 2006 versus the same period in 2005. External revenue decreased 7.0 percent (7.3 percent adjusted for currency) driven by external used equipment sales of $150 million in 2006 versus $178 million in 2005, and financing revenue of $426 million in 2006 versus $442 million in 2005 due primarily to a decrease in the average asset balance. Internal revenue increased 22.8 percent primarily driven by internal used equipment sales of $195 million versus $146 million in the second quarter of 2005, an increase of 33.7 percent due primarily to higher sales to the Hardware segment.

                                                Global Financing revenue decreased 3.3 percent in the first six months of 2006 versus the same period in 2005. External revenue decreased 3.4 percent (2.2 percent adjusted for currency) driven by external used equipment sales of $303 million in 2006 versus $328 million in 2005, and financing revenue of $855 million in 2006 versus $871 million in 2005, a decrease of 1.8 percent due to a decrease in the average asset balance, partially offset by an increase in asset yields. Internal revenue decreased 3.0 percent driven by internal used equipment sales of $418 million in the first six months of 2006 versus $437 million in the same period in 2005, a decrease of 4.4 percent.

                                                Global Financing gross profit dollars decreased $18 million or 3.6 percent for the second quarter and increased $7 million or 0.7 percent in the first six months of 2006 when compared to the same periods last year. For the second quarter of 2006, the decrease in gross profit dollars was primarily driven by higher borrowing costs, partially offset by higher equipment sales gross profit. The decrease in gross profit margin was driven by lower financing margins due to higher borrowing costs, partially offset by an improvement in equipment sales margins. For the first six months of 2006, the increase in gross profit dollars was driven by higher equipment sales gross profit of $292 million in 2006 versus $209 million in 2005, an increase of 39.8 percent, partially offset by the decrease in external financing revenue discussed above and higher borrowing costs. The increase in gross profit margin is driven by an improvement in equipment sales margins, partially offset by lower financing margins due to higher borrowing costs.

                                                Global Financing pre-tax income decreased 5.7 percent for the second quarter and increased 0.5 percent in the first six months of 2006 when compared to the same periods last year. The decrease in the second quarter was driven by the decrease in gross profit of $19 million discussed on page 61. The increase in the first six months of 2006 is primarily due to the increase in gross profit of $7 million also discussed on page 61.

                                                The decrease in return-on-equity in the second quarter of 2006 versus the second quarter of 2005 was primarily due to lower earnings. The increase in return-on-equity for the first six months of 2006 compared to the first six months of 2005 was primarily due to lower average equity balance.

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2006	2005
Cash	$840	$1,292
Net investment in sales-type and direct
financing leases	9,352	9,876
Equipment under operating leases:
External clients	1,990	1,847
Internal clients(a)(b)	1,847	1,788
Client loans	8,361	8,486
Total client financing assets	21,550	21,997
Commercial financing receivables	3,897	5,070
Intercompany financing receivables(a)(b)	2,249	1,968
Other receivables	137	127
Other assets	942	711
Total financing assets	$29,615	$31,165

Intercompany payables(a)	$3,359	$5,262
Debt(c)	21,311	20,499
Other liabilities	1,874	2,348
Total financing liabilities	26,544	28,109
Total financing equity	3,071	3,056
Total financing liabilities and equity	$29,615	$31,165

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

                                                Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 75 days. Payment terms for accounts receivable financing generally range from 30 to 90 days.

Originations

                                                The following are total external and internal financing originations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005

Client financing:
External	$2,703	$2,763	$5,193	$5,035
Internal	279	242	542	475
Commercial financing	6,418	6,118	12,412	12,286
Total	$9,400	$9,123	$18,147	$17,796

                                                Total new originations exceeded cash collections of client and commercial financing assets in the second quarter of 2006, which resulted in a net increase in financing assets in this period. The increase in originations was mainly due to improving volumes in commercial financing. Cash collections of both client and commercial financing assets exceeded new financing originations in the first six months months of 2006, which resulted in a net decline in financing assets from December 31, 2005. The increase in originations was due to improving volumes in both client and commercial financing.

                                                Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Financing Assets by Sector

                                                The following table presents the percentage of external financing assets by industry sector.

	At June 30,	At December 31,
	2006	2005

Financial Services	28%	33%
Industrial	27	20
Business Partners*	15	19
Distribution	15	8
Public	8	10
Communications	6	6
Other	1	4
Total	100%	100%

* Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

                                                The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

	At June 30,	At December 31,
(Dollars in millions)	2006	2005

Gross financing receivables	$21,324	$23,197
Specific allowance for doubtful accounts	376	421
Unallocated allowance for doubtful accounts	69	84
Total allowance for doubtful accounts	445	505
Net financing receivables	$20,879	$22,692
Allowance for doubtful account coverage	2.1%	2.2%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
	Allowance	Bad Debt		June 30,
Dec. 31, 2005	Used	Expense	Other**	2006
$505	$(80)	$(9)	$29	$445

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

                                                The percentage of financing receivables reserved decreased from 2.2 percent at December 31, 2005 to 2.1 percent at June 30, 2006 due to the disposition of previously reserved receivables combined with lower requirements for additional reserves. Unallocated reserves decreased 17.9 percent from $84 million at December 31, 2005 to $69 million at June 30, 2006. The decrease in unallocated reserves is due to improved economic conditions and improved credit quality of the portfolio, as well as the decline in gross financing receivables. Specific reserves decreased 10.7 percent from $421 million at December 31, 2005 to $376 million June 30, 2006. The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

                                                Global Financing’s bad debt expense was a reduction of $9 million for the six months ended June 30, 2006, compared with a reduction of $36 million for the six months ended June 30, 2005. The continued reduction in bad debt expense was primarily attributed to the overall decline in the financing asset portfolio, as well as the improvement in economic conditions and the improved credit quality of the portfolio in the first six months of 2006.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 37.8 percent and 38.8 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2006 and 36.2 percent and 39.8 percent in the second quarter and first six months, respectively, of 2005. The increase in the second quarter of 2006 was driven primarily by higher used equipment sales and the decrease for the first six months of 2006 was driven by a decline in used equipment sales and a change in mix away from equipment sales towards financing. The gross margins on these sales were 33.8 percent and 30.3 percent in the second quarter of 2006 and 2005, respectively, and the gross margins were 40.5 percent and 27.3 percent for the first six months of 2006 and 2005, respectively. The increases are driven primarily by a mix towards higher margin internal equipment sales in the second quarter, as well as large prior year early terminations of internal leases and the subsequent sale of equipment to Global Services, which carried a lower gross profit margin in the first quarter of 2005. In addition to selling assets sourced from end of lease, Global Financing optimizes the recovery of residual values by leasing used equipment to new clients or extending leasing arrangements with current clients. The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2005 and June 30, 2006 for consolidated IBM. In addition, the table presents the residual value as a percentage of the original amount financed, and a run out of the unguaranteed residual value over the remaining lives of these leases as of June 30, 2006. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are included in lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $148 million and $133 million for the financing transactions originated during the quarters ended June 30, 2006 and June 30, 2005, respectively, and $243 million and $237 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million and $4 million for the financing transactions originated during the quarters ended June 30, 2006 and June 30, 2005, respectively, and $9 million each for the financing transactions originated during the six months ended June 30, 2006 and June 30, 2005, respectively. The cost of guarantees was $0.8 million for the quarter ended June 30, 2006 and $1.3 million for the quarter ended June 30, 2005, and $1.9 million and $2.5 million for each of the six months ended June 30, 2006 and June 30, 2005, respectively.

Residual Value

			Amortization of
			June 30, 2006 balance
	Dec. 31,	June 30,				2009 and
(Dollars in millions)	2005*	2006	2006	2007	2008	beyond
Sales-type leases	$792	$801	$115	$245	$252	$189
Operating leases	258	291	67	96	84	44
Total unguaranteed residual value	$1,050	$1,092	$182	$341	$336	$233

Related original amount financed	$23,397	$23,778
Percentage	4.5%	4.6%

* Restated to conform with 2006 presentation.

Debt

	At June 30,		At December 31,
	2006		2005
Debt to equity ratio	6.9	x	6.7	x

                                                Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt is used to fund Global Financing assets. The debt is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivables. The inter-company loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 62.

                                                The company’s Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal). As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 61 and in Segment Information on pages 80 through 83.

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

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Numerator :
Global Financing after tax income*	$198	$212	$457	$459
Annualized after tax income (A)	$792	$850	$914	$918
Denominator :
Average Global Financing equity (B)**	$3,074	$3,150	$3,068	$3,156
Global Financing Return on Equity(A)/(B)	25.8%	27.0%	29.8%	29.1%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30, and for the six months ended June 30, respectively.

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

Part II - Other Information

ITEM 1.  Legal Proceedings

                                                Refer to Note 12 on pages 18 to 22 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

                                                The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2006.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(1)

April 1, 2006 - April 30, 2006	7,510,000	$82.91	7,510,000	$5,859,655,549

May 1, 2006 - May 31, 2006	10,805,000	$81.49	10,805,000	$4,979,189,721

June 1, 2006 - June 30, 2006	13,346,100	$78.02	13,346,100	$3,937,970,516

Total	31,661,100	$80.36	31,661,100

(1)          On October 25, 2005, the IBM Board of Directors authorized up to $4.0 billion in funds for use in the company’s common stock repurchase program. This authorization was fully utilized by June 2006. On April 25, 2006, the Board of Directors authorized the company to repurchase up to an additional $4.0 billion in funds for use in such programs. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

ITEM 4. Submission of Matters to a Vote of Security Holders

                                                International Business Machines Corporation held its Annual Meeting of Stockholders on April 25, 2006. For more information on the following proposals, see the company’s proxy statement dated March 9, 2006, the relevant portions of which are incorporated herein by reference.

(1)                                  The stockholders elected each of the thirteen nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
C. Black	1,201,867,502	59,874,007
K. I. Chenault	1,230,931,078	30,810,431
J. Dormann	1,228,019,784	33,721,725
M. L. Eskew	919,646,824	342,094,685
S. A. Jackson	1,227,264,803	34,476,706
M. Makihara	1,235,861,069	25,880,440
L. A. Noto	1,219,855,617	41,885,892
J. W. Owens	1,231,996,863	29,744,646
S. J. Palmisano	1,225,600,765	36,140,744
J. E. Spero	1,236,934,595	24,806,914
S. Taurel	1,237,573,952	24,167,557
C. M. Vest	1,224,486,642	37,254,867
L.H. Zambrano	976,732,666	285,008,843

(2)                                  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for the company:

For	1,198,218,075
Against	55,455,712
Abstain	8,067,722
Total	1,261,741,509

(3)                                  The stockholders voted on a shareholder proposal on Cumulative Voting:

For	380,654,136
Against	570,057,429
Abstain	23,395,874
Broker No Vote	287,634,070
Total	1,261,741,509

(4)                                  The stockholders voted on a shareholder proposal on Pension and Retirement Medical:

For	122,185,687
Against	768,369,258
Abstain	83,552,494
Broker No Vote	287,634,070
Total	1,261,741,509

(5)                                  The stockholders voted on a shareholder proposal on Executive Compensation:

For	418,354,558
Against	545,339,860
Abstain	10,413,021
Broker No Vote	287,634,070
Total	1,261,741,509

(6)                                  The stockholders voted on a shareholder proposal on Disclosure of Executive Compensation:

For	401,002,472
Against	560,836,660
Abstain	12,268,307
Broker No Vote	287,634,070
Total	1,261,741,509

(7) The stockholders voted on a shareholder proposal on Offshoring:

For	71,239,013
Against	866,214,249
Abstain	36,654,177
Broker No Vote	287,634,070
Total	1,261,741,509

(8) The stockholders voted on a shareholder proposal on China Business Principles:

For	83,643,237
Against	777,896,230
Abstain	112,567,972
Broker No Vote	287,634,070
Total	1,261,741,509

(9) The stockholders voted on a shareholder proposal on Political Contributions:

For	85,583,925
Against	795,586,632
Abstain	92,936,882
Broker No Vote	287,634,070
Total	1,261,741,509

(10)                            The stockholders voted on a shareholder proposal on Majority Voting for Directors:

For	384,244,419
Against	574,069,709
Abstain	15,793,311
Broker No Vote	287,634,070
Total	1,261,741,509

(11)                            The stockholders voted on a shareholder proposal on Simple Majority Vote:

For	592,240,786
Against	369,935,409
Abstain	11,931,244
Broker No Vote	287,634,070
Total	1,261,741,509

ITEM 6 (a). Exhibits

Exhibit Number

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 25, 2006
	By:	/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller