Form 10-Q
period 2006-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2006-10-31
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The registrant has 1,506,351,844 shares of common stock outstanding at September 30, 2006.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions except	September 30,		September 30,
per share amounts)	2006	2005*	2006	2005*

Revenue:
Global Services	$12,017	$11,697	$35,478	$35,407
Hardware	5,583	5,130	15,306	17,445
Software	4,406	4,059	12,554	11,930
Global Financing	591	600	1,755	1,802
Other	20	43	74	123
Total revenue	22,617	21,529	65,166	66,707

Cost:
Global Services	8,676	8,648	25,768	26,381
Hardware	3,481	3,228	9,930	11,802
Software	647	611	1,932	1,864
Global Financing	304	273	862	834
Other	18	31	81	60
Total cost	13,126	12,791	38,573	40,940

Gross profit	9,492	8,738	26,594	25,767
Expense and other income:
Selling, general and administrative	5,121	4,632	14,639	16,062
Research, development and engineering	1,543	1,447	4,520	4,383
Intellectual property and custom development income	(242)	(213)	(659)	(720)
Other (income) and expense	(174)	(99)	(616)	(1,788)
Interest expense	70	56	207	172
Total expense and other income	6,317	5,823	18,091	18,109

Income from continuing operations before income taxes	3,174	2,915	8,503	7,658
Provision for income taxes	952	1,399	2,551	2,884
Income from continuing operations	2,222	1,516	5,952	4,774

*                    Reclassified to conform with 2006 presentation; see Note 1 on page 6 for additional information.

                           (Amounts may not add due to rounding.)

                           (The accompanying notes are an integral part of the financial statements.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in millions except per share amounts)	2006	2005	2006	2005
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	—	27
Net income	$2,222	$1,516	$5,952	$4,747
Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.45	$0.94	$3.81	$2.92
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Total	$1.45	$0.94	$3.81	$2.90

Basic
Continuing operations	$1.47	$0.95	$3.87	$2.97
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Total	$1.47	$0.95	$3.87	$2.95

Weighted-average number of common shares
outstanding: (millions)
Assuming dilution	1,534.3	1,617.2	1,560.5	1,635.2
Basic	1,513.2	1,591.3	1,538.6	1,607.9
Cash dividends per common share	$0.30	$0.20	$0.80	$0.58

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$8,484	$12,568
Marketable securities	2,417	1,118
Notes and accounts receivable — trade (net of allowances of $226 in 2006 and $267 in 2005)	9,235	9,540
Short-term financing receivables (net of allowances of $308 in 2006 and $422 in 2005)	12,400	13,750
Other accounts receivable (net of allowances of $13 in 2006 and $7 in 2005)	1,048	1,138
Inventories, at lower of average cost or market:
Finished goods	842	902
Work in process and raw materials	2,292	1,939
Total inventories	3,135	2,841
Deferred income taxes	1,403	1,765
Prepaid expenses and other current assets	2,548	2,941
Total current assets	40,668	45,661

Plant, rental machines and other property	35,645	34,261
Less: Accumulated depreciation	21,586	20,505
Plant, rental machines and other property — net	14,059	13,756
Long-term financing receivables	9,434	9,628
Prepaid pension assets	23,204	20,625
Intangible assets — net	1,599	1,663
Goodwill	10,337	9,441
Investments and sundry assets	4,855	4,974
Total assets	$104,155	$105,748

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Dollars in millions except	At September 30,	At December 31,
per share amounts)	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Taxes	$4,125	$4,710
Short-term debt	8,555	7,216
Accounts payable and accruals	22,249	23,226
Total current liabilities	34,929	35,152

Long-term debt	13,436	15,425
Retirement and nonpension postretirement benefit obligations	13,012	13,779
Other liabilities	8,530	8,294
Total liabilities	69,907	72,650

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	30,257	28,926
Shares authorized: 4,687,500,000
Shares issued: 2006 - 1,995,246,297 2005 - 1,981,259,104
Retained earnings	49,402	44,734

Treasury stock - at cost	(45,096)	(38,546)
Shares: 2006 - 488,894,453 2005 - 407,279,343

Accumulated gains and (losses) not affecting retained earnings	(315)	(2,016)
Total stockholders’ equity	34,248	33,098

Total liabilities and stockholders’ equity	$104,155	$105,748

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

(Dollars in millions)	2006	2005*
Cash flow from operating activities from continuing operations:
Net income	$5,952	$4,747
Loss from discontinued operations	—	$27
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	2,893	3,084
Amortization of intangibles	790	775
Stock-based compensation	621	796
Net gain on asset sales and other	(88)	(1,216)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(483)	1,281
Net cash provided by operating activities from continuing operations	9,685	9,494

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,776)	(2,455)
Investment in software	(585)	(601)
Acquisition of businesses, net of cash acquired	(882)	(1,298)
Divestiture of businesses, net of cash transferred	—	656
Purchases of marketable securities and other investments	(20,388)	(2,418)
Proceeds from disposition of marketable securities and other investments	18,715	3,124
Net cash used in investing activities from continuing operations	(5,915)	(2,992)
Cash flow from financing activities from continuing operations:
Proceeds from new debt	292	4,236
Payments to settle debt	(1,448)	(3,264)
Short-term borrowings/(repayments) less than 90 days — net	369	(1,803)
Common stock transactions — net	(5,883)	(5,878)
Cash dividends paid	(1,231)	(934)
Net cash used in financing activities from continuing operations	(7,901)	(7,643)
Effect of exchange rate changes on cash and cash equivalents	56	(652)
Net cash used in discontinued operations - operating activities	(9)	(8)
Net change in cash and cash equivalents	(4,084)	(1,801)

Cash and cash equivalents at January 1	12,568	10,053
Cash and cash equivalents at September 30	$8,484	$8,252

*                    Reclassified to conform with 2006 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.      The accompanying consolidated financial statements and notes thereto are unaudited.  In the opinion of the management of International Business Machines Corporation (the company), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the company’s 2005 Annual Report for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the company’s 2005 Annual Report.

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

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.  Percentages presented are calculated from the underlying whole-dollar amounts.

2.      The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Net income	$2,222	$1,516	$5,952	$4,747
Gains and (losses) not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(74)	30	563	(995)
Minimum pension liability adjustments	—	—	1,432	2
Net unrealized gains on marketable securities	32	26	10	9
Net unrealized gains/(losses) on cash flow hedge derivatives	81	57	(305)	834
Total gains and (losses) not affecting retained earnings	39	113	1,701	(150)
Net income plus gains and (losses) not affecting retained earnings	$2,261	$1,629	$7,652	$4,597

3.      Effective January 1, 2005, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period.  The following table presents total stock-based compensation expense included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Cost	$54	$82	$162	$253
Selling, general and administrative*	136	143	394	461
Research, development and engineering	22	26	64	82
Other (income) and expense	—	—	—	(8)
Pre-tax stock-based compensation expense	212	251	621	788
Income tax benefits	(75)	(87)	(220)	(269)
Total stock-based compensation expense	$137	$164	$401	$519

*                    Includes $3 million and $7 million of credits in the three- and nine-month periods ended September 30, 2005, respectively, as a result of awards forfeited in connection with the company’s second-quarter 2005 workforce resource actions.

The reduction in pre-tax stock-based compensation expense for the three and nine-month periods ended September 30, 2006, as compared to the corresponding periods in the prior year, was principally the result of: (1) a reduction in the level and fair value of stock option grants ($74 million and $231 million, respectively), (2) changes to the terms of the company’s employee stock purchase plan, which rendered it non-compensatory in the second quarter of 2005 in accordance with the provisions of SFAS 123(R) (no effect in three-month period and $18 million decrease in nine-month period), offset by (3) increased expense for performance-based stock units ($3 million and $30 million, respectively) resulting from changes in the probabilities of achieving performance metrics and (4) an increase in the level of restricted equity award grants ($32 million and $52 million, respectively).  The effects on pre-tax stock-based compensation expense of the 2005 sale of the Personal Computing business were recorded in Other (income) and expense above and in the Consolidated Statement of Earnings for the nine-month period ended September 30, 2005.

As of September 30, 2006, $1,330 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2 years.

There were no significant capitalized stock-based compensation expense at September 30, 2006 and 2005.

Under IBM’s long-standing practices and policies, all stock option awards are approved prior to or on the date of grant.  The exercise price of at-the-money stock options is the average of the high and low market price on the date of grant or, in the case of premium-priced stock options, 10 percent above such average.  The options approval process specifies the individual receiving the grant, the number of options or the value of the award, the exercise price or formula for determining the exercise price and the date of grant.  All option awards for senior management are approved by the Executive Compensation and Management Resources Committee of the Board of Directors (the “Committee”).  All option awards for employees other than senior management are approved by senior management pursuant to a series of delegations that were approved by the Committee, and the grants made pursuant to these delegations are reviewed periodically with the Committee. Options that are awarded as part of annual total compensation for senior management and other employees are made on specific cycle dates scheduled in advance. With respect to option awards given in connection with promotions or new hires, IBM’s policy requires approval of such awards prior to the grant date, which is typically the date of the promotion or the date of hire.  The exercise price of these options is the average of the high and low market price on the date of grant in the case of at-the-money stock options or, in the case of premium-priced stock options, 10 percent above such average.  See IBM’s 2005 Annual Report, note U, “Stock-Based Compensation”, for additional information on the company’s stock-based incentive awards.

4.      In September 2006, the Financial Accounting Standards Board (FASB) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” that requires employers to recognize the funded status of their postretirement plans in the statement of financial position and introduces additional net periodic benefit cost disclosure requirements. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. The company will adopt SFAS No. 158 as of December 31, 2006. Upon adoption of SFAS No. 158, the company will recognize the underfunded status of its defined benefit pension plans and non-pension postretirement benefit plans as a liability in its Consolidated Statement of Financial Position.  The overfunded status of the company’s defined benefit pension plans will be recognized as an asset in its Consolidated Statement of Financial Position. Gains or losses, prior service costs or credits, and transition assets that have not yet been included in net periodic benefit cost as of December 31, 2006, will be recognized, net of tax, as components of the ending balance of Accumulated Gains and (Losses) not Affecting Retained Earnings. Subsequent to adoption, the company will recognize the gains or losses and prior service costs or credits, net of tax, that arise during the period but are not recognized in net periodic benefit cost as a component of Accumulated Gains and (Losses) not Affecting Retained Earnings.  Those amounts will be adjusted as they are subsequently recognized in net periodic benefit cost. The company measures defined benefit plan assets and obligations as of December 31 and SFAS No. 158 will not affect the company’s existing valuation practices.

The adoption of SFAS No. 158 as of December 31, 2006 is expected to reduce the company’s assets between $11 - 12 billion, decrease its liabilities between $0.5 - 1.5 billion, and reduce its stockholders’ equity between $10 - 11 billion.  The company’s Total stockholders’ equity was $34.2 billion at September 30, 2006.  The company estimated the effect of adoption based on the most current valuations of its significant pension and non-pension postretirement benefit obligations at December 31, 2005, adjusted for the remeasurement of certain non-U.S. benefit plans arising from plan amendments and changes in certain significant assumptions at September 30, 2006.  Those assumptions include the discount rate, interest crediting rate, fair value of plan assets and foreign exchange rates.  The current estimate is based on the expectation that deferred tax assets attributable to pension and non-pension postretirement benefits will be realized.  The actual effect of adoption could materially differ from the estimate as a result of changes in assumptions used in the valuation of plan obligations and fair value of plan assets.  As noted above, those assumptions include, but are not limited to, discount rates, interest crediting rates, actual fair value of plan assets, foreign exchange rates, country-specific tax treatment, and the realizability of deferred tax assets.  In addition, the company estimates that approximately $1.0 billion of the liability balance will be reclassified as a current liability in accordance with the provisions of SFAS 158.  The adoption of SFAS No. 158 will have no impact on the company’s existing debt covenants, credit ratings or financial flexibility.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in the company’s Consolidated Financial Statements beginning in the first quarter of 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.   The company early adopted SAB No. 108 in the third quarter of 2006 and accordingly, follows SAB No. 108 requirements when quantifying financial statement misstatements. The adoption of SAB No. 108 did not result in corrections of the company’s Consolidated Financial Statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48).   FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.   This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The

company will adopt this Interpretation in the first quarter of 2007.   The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Retained earnings, Goodwill, or Accumulated Gains and (Losses) not Affecting Retained Earnings, as appropriate, as of the beginning of the period of adoption.   The company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and does not presently expect a material impact upon adoption.  However, the company does expect to reclassify a portion of its unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. Prior period amounts also will be reclassified to conform to this change in presentation.

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

The total charges expected to be incurred in connection with all second-quarter 2005 initiatives are approximately $1,766 million, of which $1,753 million has been recorded cumulatively through September 30, 2006. The remaining expected charges represent accretion/interest expense on the long-term portion of the company’s workforce and vacant space obligations. Approximately $1,623 million of the total charges require cash payments, of which approximately $1,344 million has been made as of September 30, 2006 and $75 million are expected to be made over the next 12 months.

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

(2)             Consists of foreign currency translation adjustments ($38 million), net reclassifications to other balance sheet categories ($41 million) and reversals of previously recorded liabilities ($34 million) for changes in the estimated cost of employee terminations and vacant space, offset by approximately $1 million of accretion expense. The reversals were recorded primarily in SG&A expense.

(3)             $391 million recorded as a current liability in Accounts payable and accruals and $146 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

(Dollars in millions)	Liability as of December 31, 2005	Payments	Other(4)	Liability as of September 30, 2006
Workforce reductions	$454	$(246)	$4	$212
Vacant space	83	(32)	3	54
Total restructuring charges for 2Q 2005 actions	$537	$(278)	$7	$266	(5)

(4)             Consists of foreign currency translation adjustments ($27 million), net balance sheet reclassifications ($2 million) and accretion expense ($5 million), offset by reversals of previous recorded liabilities ($27 million) for changes in the estimated cost of employee terminations and vacant space.  These reversals were primarily recorded in SG&A.

(5)             $75 million recorded as a current liability in Accounts payable and accruals and $192 million as a non-current liability in Other liabilities in the Consolidated Statement of Financial Position.

Charges incurred for the workforce reductions consisted of severance/termination benefits for approximately 16,000 employees (14,500 of which were for the incremental second-quarter 2005 actions).  All separations were substantially completed by March 31, 2006.  The non-current portion of the liability associated with the workforce reductions relates to terminated employees who were granted annual payments to supplement their income in certain countries. Depending on individual country legal requirements, these required payments will continue until the former employee begins receiving pension benefits or is deceased. Cash payments made through September 30, 2006 associated with the workforce reductions were $1,259 million.

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

These restructuring activities had the following effect on the company’s reportable segments:

At September 30, 2006: (Dollars in millions)	Total Pre-Tax Charges Expected to be Incurred for 2Q 2005 Actions*	Cumulative Pre-Tax Charges Recorded for 2Q 2005 Actions*
Global Technology Services	$724	$719
Global Business Services	443	441
Systems & Technology Group	132	132
Software	98	97
Global Financing	16	16
Total reportable segments	1,412	1,405
Unallocated corporate amounts	354	349
Total	$1,766	$1,753

*                    Amounts reclassified from previously reported amounts to reflect the new management system structure implemented in the first quarter of 2006; see Note 10 for additional information.

6.      The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement benefit plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

			Yr. to Yr. Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$498	$429	16.1%
Nonpension postretirement benefits-cost	97	95	2.1
Total	$595	$524	13.5%

			Yr. to Yr. Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,542	$1,376	12.1%
Nonpension postretirement benefits-cost	290	279	3.9
Total	$1,832	$1,655	10.7%

The following tables provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

	U.S. Plans				Non-U.S. Plans
(Dollars in millions)	2006		2005		2006	2005
For the three months ended September 30:
Service cost	$193		$171		$144	$167
Interest cost	614		615		399	402
Expected return on plan assets	(904)		(918)		(583)	(548)
Amortization of transition assets	—		—		(2)	(1)
Amortization of prior service cost	15		16		(31)	5
Recognized actuarial losses	196		141		204	137
Net periodic pension cost—U.S. plan and material non-U.S. plans	114	*	25	*	131 **	162 **
Cost of other defined benefit plans	27		36		39	35
Cost of restructuring/divestiture actions	—		—		—	6
Total net periodic pension cost for all defined benefit plans	141		61		170	203
Cost of defined contribution plans	90		81		97	84
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$231		$142		$267	$287

*                    Represents the qualified portion of the IBM Personal Pension Plan.

**             Represents the qualified and non-qualified portion of material non-U.S. plans.

	U.S. Plans				Non-U.S.Plans
(Dollars in millions)	2006		2005		2006	2005
For the nine months ended September 30:
Service cost	$577		$512		$457	$520
Interest cost	1,841		1,847		1,169	1,240
Expected return on plan assets	(2,710)		(2,754)		(1,726)	(1,700)
Amortization of transition assets	—		—		(4)	(4)
Amortization of prior service cost	45		46		(59)	24
Recognized actuarial losses	589		425		607	415
Net periodic pension cost —U.S. plan and material non-U.S. plans	342	*	76	*	444 **	495 **
Cost of other defined benefit plans	82		108		117	106
Cost of restructuring/divestiture actions	—		3		—	65
Total net periodic pension cost for all defined benefit plans	424		187		561	666
Cost of defined contribution plans	282		267		275	256
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$706		$454		$836	$922

*                    Represents the qualified portion of the IBM Personal Pension Plan.

**             Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2006, the company expects to contribute between $1.7 - $2 billion to its non-U.S. defined benefit plans.  The legally mandated minimum contribution  included in the amount above for the company’s non-U.S. plans is expected to be approximately $895 million.  In the first nine months of 2006, the company contributed $1,676 million to its non-U.S. plans.

The following table provides the components of the cost for the company’s nonpension postretirement benefits:

Cost/(Income) of Nonpension Postretirement Benefits

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$15	$10	$46	$33
Interest cost	78	81	230	243
Amortization of prior service cost	(16)	(15)	(47)	(46)
Recognized actuarial losses	7	7	22	19
Net periodic post-retirement benefit cost - U.S. plan	84	83	251	249
Cost of non-U.S. plans	13	12	39	30
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$97	$95	$290	$279

The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on the company’s Consolidated Financial Statements as of or for the periods ended September 30, 2006.

7.      The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2006, are as follows:

					Foreign
			Purchase		Currency
(Dollars in millions)	Balance	Goodwill	Price		Translation	Balance
Segment	12/31/05*	Additions	Adjustments	Divestitures	Adjustments	9/30/06
Global Technology Services	$1,530	$5	$(88)	$—	$107	$1,554
Global Business Services	3,588	—	(16)	—	91	3,662
Systems and Technology Group	254	—	3	—	1	257
Software	4,069	860	(71)	—	5	4,863
Global Financing	—	—	—	—	—	—
Total	$9,441	$865	$(171)	$—	$203	$10,337

*                    Amounts reclassified from previously reported amounts reflect the new management system structure implemented in the first quarter of 2006; see Note 10 for additional information.

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At September 30, 2006
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,877	$(863)	$1,013
Client-related	732	(382)	350
Completed technology	212	(98)	114
Strategic alliances	104	(83)	21
Patents/Trademarks	37	(23)	14
Other(a)	256	(168)	87
Total	$3,217	$(1,618)	$1,599

	At December 31, 2005
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,805	$(802)	$1,003
Client-related	910	(490)	420
Completed technology	383	(270)	113
Strategic alliances	104	(68)	36
Patents/Trademarks	32	(17)	15
Other(a)	218	(142)	76
Total	$3,452	$(1,789)	$1,663

(a)             Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $64 million during the first nine months of 2006 due to amortization of existing intangible asset balances partially offset by additions due to acquisitions.   The aggregate intangible asset amortization expense was $259 million and $790 million for the third quarter and first nine months of 2006, respectively, versus $266 million and $775 million for the third quarter and first nine months of 2005, respectively.  The aggregate intangible asset amortization expense related to acquired intangible assets was $66 million and $225 million for the third quarter and first nine months of 2006, respectively, versus $95 million and $281 million for the comparable prior year periods.  In addition, in the first nine months of 2006, the company retired $964 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization for this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2006:

2006 (for Q4)	$257 million
2007	$780 million
2008	$368 million
2009	$130 million
2010	$34 million

8.      During the nine months ended September 30, 2006, the company completed nine acquisitions at an aggregate cost of $1,042 million.

The Software segment completed seven acquisitions: in the first quarter, Micromuse, a publicly traded company; Cims Lab, a privately held company; and Language Analysis Systems, Inc., a privately held company; in the second quarter, Buildforge, a privately held company; Unicorn Solutions, Inc., a privately held company; and Rembo Technology, a privately held company; and, in the third quarter, Webify Solutions, a privately held company.  Each acquisition further complemented and enhanced the company’s portfolio of software product offerings.

Global Technology Services (GTS) completed one acquisition in the first quarter: Viacore, Inc., a privately held company.  This acquisition augments GTS’s supply chain optimization practice within its Business Transformation Outsourcing offerings.

Global Business Systems (GBS) completed one acquisition in the third quarter: Valchemy, Inc., a privately held company.  This acquisition will enhance the company’s Business Consulting Services offerings.

Purchase price consideration was paid all in cash.  These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2006.  The Micromuse acquisition is shown separately given its significant purchase price.

		Micromuse
		Original
		Amount
		Disclosed in
	Amortization	First Qtr.	Purchase	Total	Other
(Dollars in millions)	Life (yrs.)	2006	Adjustments	Allocation	Acquisitions
Current assets		$201	$—	$201	$19
Fixed assets/non-current		8	—	8	3
Intangible assets: Goodwill	N/A	694	6	700	165
Completed technology	3	46	—	46	4
Client relationships	3 - 5	46	—	46	14
Other identifiable assets		4	—	4	4
In-process research and development		1	—	1	—
Total assets acquired		1,000	6	1,006	209
Current liabilities		(89)	(6)	(95)	(20)
Non-current liabilities		(49)	—	(49)	(9)
Total liabilities assumed		(138)	(6)	(144)	(29)
Total purchase price		$862	$—	$862	$180

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The company is currently analyzing the amount of goodwill that is deductible for tax purposes.  The overall weighted-average life of the identified amortizable intangible assets acquired is 4.2 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives.  Goodwill of $865 million has been assigned to the Software ($860 million) and Global Technology Services ($5 million) segments.  There was no goodwill recorded for the Global Business Services segment.

On August 3, 2006, the company announced that it had agreed to acquire MRO Software Inc., a publicly-held company, for approximately $740 million.  On October 5, 2006, the company completed its acquisition of MRO Software Inc.  On August 9, 2006 the company announced that it had agreed to acquire FileNet Corporation, a publicly-held company, for approximately $1.6 billion.  On October 12, 2006, the company completed its acquisition of FileNet Corporation.  On August 23, 2006 the company announced that it had agreed to acquire Internet Security Systems, Inc., a publicly-held company, for approximately $1.3 billion.  On October 20, 2006, the company completed its acquisition of Internet Security Systems.  The details of these acquisitions will be included in the company’s 2006 Form 10-K.

9.      On April 30, 2005 (“closing date”), the company completed the divestiture of its Personal Computing Division (“PCD”) business to Lenovo Group Limited (“Lenovo”), a  publicly traded company on the Hong Kong Stock Exchange.  For the year ended December 31, 2005, the company recorded a total pre-tax gain of $1,108 million of which $1,112 million was recorded in the first nine months of 2005.

As part of the total consideration received at the closing date, the company received equity in Lenovo.  The equity is subject to specific lock-up provisions that restrict the company from divesting the securities.  The restrictions apply to specific equity tranches and expire over a three-year period from the closing date.  In the second quarter of 2006, the company and Lenovo agreed to revise these restrictions such that the company can now fully divest its shares in Lenovo after November 1, 2007 versus the prior lock-up expiration date of May 1, 2008.

On August 4, 2006, the company signed an agreement with a financial institution to establish a structure, with the institution acting as agent, to facilitate the company’s disposition of Lenovo shares from time-to-time, after their release from the lock-up provisions.  At the end of the third quarter, the company had not divested any shares through the financial institution.

See IBM’s 2005 Annual Report, note C, “Acquisitions/Divestitures”, for additional information.

10.    The tables on pages 81 through 84 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result may occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

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

Previously reported segment information on pages 81 through 84 has been reclassified for all periods presented to reflect these changes in the company’s reportable segments.

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

(Dollars in millions)	Liability as of 12/31/2005	Payments	Other adjustments*	Liability as of 9/30/2006

Current:
Workforce	$461	$(324)	$(28)	$110
Space	62	(75)	71	58
Other	6	—	—	6
Total Current	$529	$(399)	$43	$174

Non-current:
Workforce	$497	$—	$95	$592
Space	236	—	(84)	152
Total Non-current	$733	$—	$12	$744

*                    The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the nine-month period ended September 30, 2006, net adjustments to decrease previously recorded liabilities for changes in the estimated cost of employee terminations and vacant space were recorded for the 2002 actions ($17 million) and the 2Q 2005 actions ($27 million), offset by increases for the actions taken prior to 1999 ($7 million). These adjustments resulted in net reductions of $37 million, $19 million were recorded in the Consolidated Statement of Earnings during the nine month period ended September 30, 2006, with $16 million included in Selling, General and Administrative expense and $3 million in Other (income) and expense. Additionally, adjustments of $18 million for the nine-month period ended September 30, 2006, were recorded to Goodwill for changes to estimated vacant space and workforce reserves associated with the 2002 actions.

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

This agreement ends the litigation on all claims except the two claims associated with IBM’s cash balance formula. The company continues to believe that its pension plan formulas are fair and legal. The company reached this agreement in the interest of the business and the company’s shareholders, and to allow for a review of its cash balance formula by the Court of

Appeals. The agreement stipulated that if the company was not successful on appeal of the two remaining claims, the agreed remedy would be increased by up to $1.4 billion—$780 million for the claim that the company’s cash balance formula is age discriminatory, and $620 million for the claim that the method used to establish opening account balances during the 1999 conversion discriminated on the basis of age (referred to as the “always cash balance” claim). The maximum additional liability the company could face in this case were it not successful on appeal is therefore capped at $1.4 billion.

On August 30, 2005, the company filed its Notice of Appeal of the liability rulings on the cash balance claims with the Seventh Circuit Court of Appeals and the matter was subsequently fully briefed. On February 16, 2006, oral arguments on the appeal were heard by the Court of Appeals.  On August 7, 2006, the Court of Appeals ruled in favor of IBM’s appeal.  The Court of Appeals found that neither IBM’s cash balance formula, nor the method  by which opening account balances were established during the 1999 conversion, were age discriminatory.  On August 21, 2006, plaintiffs petitioned the Court of Appeals for a rehearing of the appeal.  On September 1, 2006, the Court of Appeals denied plaintiffs’ petition for a rehearing.   Plaintiffs have until November 30, 2006 to request that the Supreme Court agree to consider their appeal of the ruling of the Court of Appeals.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group. The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. In October 2005, the company withdrew its patent counterclaims in an effort to simplify and focus the issues in the case and to expedite their resolution. Each of the parties has filed a motion for summary judgment.  A trial date has not been set.

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses. They claim damages based on the company’s termination of an education assistance program. On April 4, 2006, the trial court denied the company’s motion for summary judgment. On June 26, 2006, the Louisiana Court of Appeals denied IBM’s writ seeking an interlocutory appeal of the trial court’s decision to deny summary judgment. On July 26, 2006 IBM filed a writ seeking a discretionary appeal with the Louisiana Supreme Court. The court has not yet ruled on the writ.  No date has been set for trial.

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

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. One lawsuit named as defendants IBM and IBM’s Senior Vice President and Chief Financial Officer. The other lawsuit named as defendants IBM, IBM’s Senior Vice President and Chief Financial Officer, and IBM’s Chairman and Chief Executive Officer. Both complaints alleged that defendants made certain misrepresentations in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 6, 2005, counsel in one of these lawsuits filed a motion seeking to have the lawsuits consolidated, and for the appointment of lead plaintiff and lead counsel. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.” Pursuant to a schedule set by the Court, Plaintiffs served on the company an Amended Consolidated Complaint on May 19, 2006. IBM filed a Motion to Dismiss the Amended Consolidated Complaint on June 23, 2006. Plaintiffs filed their response to IBM’s Motion on July 21, 2006; and IBM filed its final brief in support of its Motion on August 2, 2006.  On September 20, 2006, the Court denied IBM’s Motion to Dismiss.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

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

On October 23, 2006, the company filed two lawsuits against Amazon.com, Inc. (“Amazon”), in the United States District Court for the Eastern District of Texas, one in the Lufkin Division and one in the Tyler Division.  The Lufkin suit alleges that Amazon has unlawfully infringed three IBM patents.  The Tyler suit alleges that Amazon has unlawfully infringed two IBM patents.  The Lufkin Division patents cover methods for storing data, presenting applications and presenting advertising on a computer network.  The Tyler Division patents cover an electronic catalog requisition system and related information retrieval and ordering methods and a computer-implemented hypertext system and method for operating a computer implemented object-oriented hypertext system.  Each suit seeks, among other things, compensatory damages and injunctive relief.  No date has been set for trial in either lawsuit.

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

The company is also subject to ongoing tax examinations and  governmental assessments in various jurisdictions. Similar to many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non income tax assessments and non income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $1.4 billion, including amounts currently in litigation and other amounts.  The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended September  30, 2006, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

13.    The company’s extended lines of credit to clients and other third parties include unused amounts of $3,341 million and $3,019 million at September 30, 2006 and December 31, 2005, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,449 million and $2,155 million at September 30, 2006 and December 31, 2005, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $31 million and $39 million at September 30, 2006 and December 31, 2005, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2006	2005
Balance at January 1	$754	$944
Current period accruals	337	467
Accrual adjustments to reflect
actual experience	70	10
Charges incurred	(571)	(633)
Balance at September 30	$590	$788

The decrease in the warranty liability balance was primarily driven by the divestiture of the  company’s Personal Computing business in April 2005.

14.    Subsequent  Events:  On October 5, 2006, October 12, 2006 and October 20, 2006 the company completed the acquisitions of MRO Software Inc., FileNet Corporation and Internet Security Systems Inc., respectively.  See Note 8 on pages 18 and 19 for additional information.

On October 31, 2006, the company announced that the Board of Directors approved a quarterly dividend of $0.30 per common share.  The dividend is payable December 9, 2006 to shareholders of record on November 10, 2006.

On October 31, 2006, the company announced that the Board of Directors authorized the company to repurchase up to an additional $4.0 billion of IBM common shares.  The company plans to repurchase the shares in the open market or in private transactions from time to time, based on market conditions.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006*

Snapshot

			Yr. To Yr.
			Percent/
			Margin
(Dollars in millions except per share amounts)	2006	2005	Change
Three months ended September 30:
Revenue	$22,617	$21,529	5.1	%**
Gross profit margin	42.0%	40.6%	1.4	pts.
Total expense and other income	$6,317	$5,823	8.5%
Total expense and other income to revenue ratio	27.9%	27.0%	0.9	pts.
Provision for income taxes	$952	$1,399	(32.0)%
Income from continuing operations	$2,222	$1,516	46.6%
Earnings per share from continuing operations:
Assuming dilution	$1.45	$0.94	54.3%
Basic	$1.47	$0.95	54.7%
Weighted average shares outstanding:
Assuming dilution	1,534.3	1,617.2	(5.1)%
Basic	1,513.2	1,591.3	(4.9)%

*                    The following Results of Continuing Operations discussion does not include the Hard Disk Drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles.  There was no loss from Discontinued Operations in the third quarter and first nine months of 2006, respectively, versus  no losses in the third quarter of 2005 and $27 million in the  first nine months of 2005.  The 2005 charges were for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the HDD business to Hitachi Ltd.

**             3.7 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the company’s financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

			Yr. To Yr.
			Percent/
			Margin
(Dollars in millions except per share amounts)	2006	2005	Change
Nine months ended September 30:
Revenue	$65,166	$66,707	(2.3	)%**
Gross profit margin	40.8%	38.6%	2.2	pts.
Total expense and other income	$18,091	$18,109	(0.1)%
Total expense and other income to revenue ratio	27.8%	27.1%	0.6	pts.
Provision for income taxes	$2,551	$2,884	(11.6)%
Income from continuing operations	$5,952	$4,774	24.7%
Earnings per share from continuing operations:
Assuming dilution	$3.81	$2.92	30.5%
Basic	$3.87	$2.97	30.3%
Weighted average shares outstanding:
Assuming dilution	1,560.5	1,635.2	(4.6)%
Basic	1,538.6	1,607.9	(4.3)%

			Yr. To Yr.
	9/30/06	12/31/05	Percent Change
Assets	$104,155	$105,748	(1.5)%
Liabilities	$69,907	$72,650	(3.8)%
Equity	$34,248	$33,098	3.5%

**             (1.6) percent adjusted for currency

The company’s third-quarter 2006 diluted earnings per common share from continuing operations of $1.45 increased 54 percent versus $0.94 in the third quarter of 2005.  The third- quarter 2005 diluted earnings per share from continuing operations included a $0.32 per share one-time tax charge related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004; excluding the one-time tax charge, the third quarter diluted earnings per share increased 15 percent versus the prior year quarter.

Third quarter and first nine months of 2006 income from continuing operations was $2,222 million and $5,952 million versus $1,516 million and $4,774 million for the comparable periods in 2005, respectively. The third-quarter 2005 results included a one-time tax charge of $525 million associated with the repatriation of $9.5 billion of foreign earnings.  The first nine months of 2005 included the third quarter tax repatriation charge and the pretax charges for the company’s incremental restructuring actions of $1,731 million, offset by a $1,112 million gain on the divestiture of the Personal Computing business and a $775 million legal settlement received from Microsoft.

Total revenue increased 5.1 percent and declined 2.3 percent (up 3.7 percent and down 1.6 percent adjusted for currency) for the third quarter and first nine months of 2006 versus the same periods in 2005.  The decline in the first nine months of 2006 was primarily driven by the divestiture of the Personal Computing business in April 2005.  The nine months of 2005 results have four months of Personal Computing revenue versus no activity in 2006.  Excluding revenue from the divested Personal Computing business, the first nine months revenue of 2006 increased 2.1 percent (2.9 percent adjusted for currency).

In the third quarter, the company’s performance reflected the strength of its business model, with good contribution from the company’s high value, high margin businesses. The company also benefited from good sales execution at the end of the quarter which enabled closure of key transactions that contributed to the revenue and profit growth.

The company’s Software business had solid growth in revenue and pre-tax profit and was the largest profit contributor in the quarter.  The software results once again reflected strong demand for products deploying Services Oriented Architecture and Information on Demand, as well as the value of the company’s systems management, security, and storage offerings.  The company is continuing to invest both internally and to execute a targeted acquisition strategy.  In the third quarter the company announced acquisitions that will continue to build its capabilities, while contributing growth and cash flow to the overall portfolio.

In Hardware, the company also had solid results, led by strong growth in its System z business and good performance in System p, Systems Storage, and Microelectronics.

Global Services revenue grew modestly, however the growth rate improved versus the second quarter.  The Global Services business continues to provide a solid profit base and continued profit dollar and margin improvement for the company.

On a geographic basis, Asia Pacific had the best year-to-year revenue growth, adjusted for currency, helped by improved results in Japan.  In addition, each of the other four major regions in the geography posted double-digit revenue growth in the third quarter.  The company’s ongoing investment in its emerging countries, in aggregate, yielded continued strong growth in those markets.

The gross profit margin was 42.0 percent and 40.8 percent in the third quarter and first nine months of 2006 versus 40.6 percent and 38.6 percent in the third quarter and first nine months of 2005.  The year-to-year improvement  in the third-quarter 2006 gross profit margin was primarily driven by the benefits from the company’s ongoing productivity initiatives and a favorable mix of revenue towards the company’s higher margin businesses.  The increase in the first nine months of 2006 gross profit margin was primarily driven by the divestiture of the  Personal Computing business (1.4 points) and benefits from the productivity initiatives implemented in the second quarter of 2005.

In the third quarter of 2006, total expense and other income increased over the prior year period, primarily due to increased Selling, general and administrative expense associated with the company’s ongoing investments in sales skills, emerging markets and its strategic acquisitions.  In addition, continued workforce rebalancing and retirement-related plans expense increased in the third quarter of 2006 versus the third quarter of 2005.  In the first nine months of 2006,  total expense and other income declined versus the same period in 2005, primarily due to the divestiture of the Personal Computing business and benefits from the productivity initiatives initiated in the second quarter of 2005.  The ratio of Total expense to revenue increased 0.9 points and 0.6 points to 27.9 percent and 27.8 percent, for the third quarter and first nine months of 2006 versus the comparable periods of 2005, respectively.

The effective tax rates for the third quarter of 2006 and 2005 were 30.0 percent and 48.0 percent, respectively. The corresponding effective tax rates for the first nine months of 2006 and 2005 were 30.0 percent and 37.7 percent, respectively. The decreases in the quarterly and nine months’ tax rates were primarily attributable to the absence of the foreign earnings repatriation-related tax charge recorded in the third quarter of 2005.

Assets declined approximately $1.6 billion from December 31, 2005 to September 30, 2006 primarily due to lower cash and cash equivalents and marketable securities of $2.8 billion due to pension funding, acquisitions, tax payments, dividend payments and share repurchases in the first nine months of 2006. In addition, receivables declined by $1.9 billion during the first nine months of 2006.  These decreases were partially offset by an increase in pension assets of $2.6 billion and goodwill of approximately $0.9 billion.

Total Global Services signings were $10.5 billion in the third quarter of 2006 as compared to $11.0 billion for the three months ended September 30, 2005.  The estimated total Global Services backlog was $109 billion at September 30, 2006, flat versus June 30, 2006 and down $2 billion from December 31, 2005.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Revenue

				Yr. to Yr
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the three months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$12,017	$11,697	2.7%	1.6%
Hardware	5,583	5,130	8.9	7.7
Software	4,406	4,059	8.5	6.7
Global Financing	591	600	(1.5)	(3.2)
Other	20	43	(54.5)	(54.2)
Total	$22,617	$21,529	5.1%	3.7%

				Yr. toYr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the nine months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$35,478	$35,407	0.2%	1.3%
Hardware	15,306	17,445	(12.3)	(12.1)
Software	12,554	11,930	5.2	5.9
Global Financing	1,755	1,802	(2.6)	(2.4)
Other	74	123	(39.9)	(39.3)
Total	$65,166	$66,707	(2.3)%	(1.6)%

*                    Reclassified to conform with 2006 presentation.

				Yr. to Yr
				Percent
				Change
			Yr. to Yr	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the three months ended September 30:
Industry Sector**:
Financial Services	$6,238	$5,774	8.0%	6.5%
Public	3,379	3,359	0.6	(0.9)
Industrial	2,813	2,779	1.2	0.1
Distribution	2,156	2,154	0.1	(1.3)
Communications	2,187	2,014	8.6	7.5
Small & Medium	4,181	3,918	6.7	5.3
OEM	1,011	814	24.3	24.3
Other	651	718	(9.2)	(9.4)
Total	$22,617	$21,529	5.1%	3.7%

				Yr. to Yr.
				Percent
				Change
			Yr. ToYr	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the nine months ended September 30:
Industry Sector**:
Financial Services	$17,714	$17,398	1.8%	2.9%
Public	9,620	10,266	(6.3)	(6.0)
Industrial	8,344	8,697	(4.1)	(3.0)
Distribution	6,430	6,602	(2.6)	(2.1)
Communications	6,232	6,230	0.0	0.6
Small & Medium	12,061	13,163	(8.4)	(7.5)
OEM	2,823	2,207	27.9	28.0
Other	1,943	2,143	(9.4)	(8.6)
Total	$65,166	$66,707	(2.3)%	(1.6)%

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

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005	Change	Currency
For the three months ended September 30:
Geographies:
Americas	$9,828	$9,561	2.8%	1.8%
Europe/Middle East/Africa	7,293	6,850	6.4	2.3
Asia Pacific	4,485	4,304	4.2	6.4
OEM	1,011	814	24.3	24.3
Total	$22,617	$21,529	5.1%	3.7%

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005	Change	Currency
For the nine months ended September 30:
Geographies:
Americas	$28,370	$28,293	0.3%	(0.9)%
Europe/Middle East/Africa	21,209	22,082	(4.0)	(2.6)
Asia Pacific	12,765	14,125	(9.6)	(5.8)
OEM	2,823	2,207	27.9	28.0
Total	$65,166	$66,707	(2.3)%	(1.6)%

On April 30, 2005, the company sold its Personal Computing business.  Accordingly, the company’s reported revenue results for the third quarter of 2006 and 2005, respectively, do not include any Personal Computer revenue.  The first nine months of 2005 includes Personal Computer revenue for four months, while the first nine months of  2006 does not include any Personal Computer revenue.  The company has presented a discussion on changes in reported revenues along with a  discussion of revenue results excluding the divested Personal Computing business.  The company  believes that a more appropriate discussion is one that excludes the revenue results from the Personal Computing  business from the first nine months of 2005 because it presents the results on a comparable  basis and provides a more meaningful discussion which focuses on the company’s ongoing operational performance.  Such discussion is presented starting on page 36.

As-reported revenue from all industry sectors and Small and Medium Business increased in the third quarter of 2006 when compared to the same three months of 2005.  The Financial Services Sector revenue increase was driven by Banking (10.0 percent) and Financial Markets (11.5 percent).  The Public Sector had growth in Government (2.7 percent) that was largely offset by a decline in Education (17.0 percent). Revenue growth in the Industrial Sector was driven by Chemical and Petroleum (18.2 percent) and Automotive (4.6 percent) while Industrial Products and Aerospace declined 12.4 percent and 7.9 percent, respectively.  The Distribution Sector, while essentially flat, had revenue increases in the  Retail Industry (3.4 percent) that was largely offset by declining revenue in Consumer Products  (5.4 percent). All industry units within the

Communications Sector experienced revenue growth led by Telecommunications (7.4 percent) and Utilities (16.6 percent). Revenue from Small and Medium Business increased 6.7 percent in the third quarter of 2006 when compared to the third quarter of 2005 with increases across all geographic markets.

As-reported revenue for the first nine months of 2006 declined in all industry sectors, with the exception of Financial Services and Communications,  primarily due to the divestiture of the Personal Computing business.  The Financial Services Sector revenue increase was driven by Banking (5.6 percent).  The decrease in Public Sector revenue was driven by Government (5.1 percent) and Education (28.6 percent).  The Industrial Sector revenue decline was driven by Automotive (5.6 percent), Industrial Products (12.9 percent) and Electronics (3.1 percent). The decline in Distribution Sector revenue was driven by Travel and Transportation (6.5 percent) and Retail (2.1 percent).  Communications Sector revenue  was unchanged with increased revenue in Utilities (5.7 percent) being offset by declines in Media and Entertainment (4.6 percent) and Telecommunications (0.4 percent).  Revenue from Small and Medium Business declined in all geographic markets, with a double digit decline in the Asia Pacific geography.

Geographic revenue performance, presented below and in the tables on page 33, exclude OEM revenue, which is presented separately.  Country-specific and regional growth rates include OEM revenue.

Revenue growth increased in all geographic markets in the third quarter of 2006 when compared to the third quarter of 2005.

Revenue in the Americas geography increased  2.8 percent (1.8 percent adjusted for currency) versus the third quarter of 2005.  By region, Latin America increased 16.6 percent (12.4 percent adjusted for currency), Canada was up 5.0 percent (down 1.8 percent adjusted for currency) and the U.S. increased 3.6 percent, driven by strong OEM revenue.  The U.S. revenue growth excluding OEM was 1.2 percent.

Europe/Middle-East/Africa (EMEA) geographic revenue increased in the third quarter 6.4 percent (2.3 percent adjusted for currency) versus the same period in 2005.  Performance across the geography improved with increased revenue in all major countries. The U.K grew 10.9 percent (5.6 percent adjusted for currency), Italy 6.5 percent, (1.9 percent adjusted for currency), France 6.1 percent, (1.5 percent adjusted for currency), Spain 9.1 percent (4.3 percent adjusted for currency) and Germany 3.2 percent (down 1.3 percent adjusted for currency)  versus the third quarter of 2005.

In the Asia Pacific geography, revenue increased 4.2 percent (6.4 percent adjusted for currency) versus the third quarter of 2005.  Double-digit revenue increases in China of 28.6 percent (27.2 percent adjusted for currency), India 29.7 percent (36.7 percent adjusted for currency) and Korea 19.6 percent (10.8 percent adjusted for currency) were partially offset by decreased revenue in Japan of 5.6 percent (1.3 percent adjusted for currency). Japan represents over half of the Asia Pacific revenue base and its performance in the third quarter improved over that of prior quarters; excluding OEM, revenue declined 5.0 percent (flat adjusted for currency).

Revenue in the key emerging countries of China, India, Brazil and Russia together grew 22.5 percent (19.4 percent adjusted for currency) versus the same period of 2005.  India again had the strongest growth at 29.7 percent (36.7 percent adjusted for currency), China grew 28.6 percent (27.2 percent adjusted for currency) and Brazil 20.8 percent (12.7 percent adjusted for currency). Revenue in Russia declined in the third quarter  6.6 percent (6.6 percent adjusted for currency).  The company continues to invest to build capabilities in these countries both to address the fast-growing domestic market opportunities and to enhance its globally integrated operations.

OEM revenue increased 24.3 percent (24.3 percent adjusted for currency) in the third quarter of 2006 versus the same period of 2005, driven by strong game chip performance in the company’s Microelectronics business.

Revenue growth by geography in the first nine months of 2006, when compared to the same period of 2005, was negatively impacted by the divestiture of the Personal Computing business.

Americas geographic revenue in the first nine months of 2006 increased 0.3 percent (down 0.9  percent adjusted for currency) versus the first nine month period of 2005.  Revenue increased in all regions with Latin America up 6.6 percent (flat adjusted for currency), Canada increased 2.5 percent (down 5.1 percent adjusted for currency) and the U.S. was up 2.0 percent driven by strong OEM revenue.

In the EMEA geography, revenue declined 4.0 percent (2.6 percent adjusted for currency) in the first nine months of 2006 versus the same period in 2005.  Revenue declined in Germany 7.0 percent (5.7 percent adjusted for currency), Italy 4.5 percent (3.1 percent adjusted for currency) and the UK 3.5 percent (2.2 percent adjusted for currency), partially offset by increases in France 0.4 percent (1.6 percent adjusted for currency) and Spain 0.2 percent (1.5 percent adjusted for currency).

Revenue in the Asia Pacific geography decreased 9.6 percent (5.8 percent adjusted for currency) in the first nine months of 2006 versus the same period in 2005.  Japan revenue declined 14.2 percent (7.7 percent adjusted for currency) and China was also down 7.2 percent (8.5 percent adjusted for currency); partially offsetting these declines were revenue increases in India of 19.1 percent (23.7 percent adjusted for currency) and Korea of 13.0 percent (6.3 percent adjusted for currency).

Revenue in the key emerging countries of China, India, Brazil and Russia together increased 5.7 percent (0.8 percent adjusted for currency) versus the same period of 2005.  Growth in India 19.1 percent (23.7 percent adjusted for currency),  Brazil 15.8 percent (2.4 percent adjusted for currency) and Russia 4.8 percent (4.8 percent adjusted for currency) was partially offset by lower revenue in China 7.2 percent (8.5 percent adjusted for currency).

OEM revenue increased 27.9 percent (28.0 percent adjusted for currency) in the first nine months of 2006  versus the same period in 2005, driven by strong game chip performance in the company’s Microelectronics business.

Revenue Excluding Personal Computing Business

				Yr.toYr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the nine months ended September 30:
Statement of Earnings Revenue Presentation:
Global Services	$35,478	$35,407	0.2%	1.3%
Hardware	15,306	14,569	5.1	5.3
Software	12,554	11,930	5.2	5.9
Global Financing	1,755	1,802	(2.6)	(2.4)
Other	74	123	(39.9)	(39.3)
Total	$65,166	$63,831	2.1%	2.9%

*                    Reclassified to conform with 2006 presentation.

				Yr.toYr.
				Percent
				Change
			Yr. to Yr.	Adjusted
			Percent	for
(Dollars in millions)	2006	2005*	Change	Currency
For the nine months ended September 30:
Industry Sector**:
Financial Services	$17,714	$17,128	3.4%	4.5%
Public	9,620	9,799	(1.8)	(1.5)
Industrial	8,344	8,469	(1.5)	(0.4)
Distribution	6,430	6,479	(0.7)	(0.3)
Communications	6,232	6,097	2.2	2.8
Small & Medium	12,061	11,589	4.1	5.0
OEM	2,823	2,207	27.9	28.0
Other	1,943	2,064	(5.9)	(5.1)
Total	$65,166	$63,831	2.1%	2.9%

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

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr	Adjusted
			Percent	for
(Dollars in millions)	2006	2005	Change	Currency
For the nine months ended September 30:
Geographies:
Americas	$28,370	$27,200	4.3%	3.0%
Europe/Middle East/Africa	21,209	21,203	0.0	1.4
Asia Pacific	12,765	13,221	(3.4)	0.7
OEM	2,823	2,207	27.9	28.0
Total	$65,166	$63,831	2.1%	2.9%

The discussion below on sector and geographic revenues refers to the previous tables excluding the Personal Computing business external revenue, in order to present the company’s results on a comparable basis year-to-year, and best present the company’s ongoing operational performance.

For the first nine months of 2006, revenue increases in Small and Medium Business, the Financial Services Sector and the Communications Sector were partially offset by declines in the other industry sectors when compared to the same period in 2005.  The Financial Services Sector revenue increase was driven by Banking (7.4 percent) and was partially offset by declines in Financial Markets (3.2 percent) and Insurance (1.2 percent).   The decrease in Public Sector revenue was driven by declines in Government (1.9 percent) and Education (15.5 percent), partially offset by increased revenue in Health (4.7 percent).  The Industrial Sector revenue decline was driven by Automotive (3.9 percent) and Industrial Products (10.4 percent), partially offset by increases in Chemical and Petroleum (12.2 percent).  Distribution Sector revenue decreased driven by Travel and Transportation (4.8 percent) and Retail (1.0 percent), partially offset by increased revenue in Consumer Products (5.4 percent).  Revenue increased in the Communications Sector driven by Utilities (8.9 percent) and Telecommunications (1.4 percent).  Revenue increases in Small and Medium Business were experienced in all geographic markets led by growth in the Americas (7.1 percent).

Geographic revenue performance, presented below and in the table above, exclude OEM revenue, which is presented separately.  Country-specific and regional growth rates include OEM revenue.

Revenue in the Americas geography grew 4.3 percent (3.0 percent adjusted for currency) versus the first nine months  of  2005 with growth in all regions. Latin America  increased 14.9 percent (7.7 percent adjusted for currency), Canada was up 8.3 percent (0.3 percent adjusted for currency) and the U.S. increased 5.4 percent driven by strong OEM revenue. The U.S. revenue growth excluding OEM was 3.0 percent.

EMEA geographic revenue was flat (up 1.4 percent adjusted for currency) in the first nine months of 2006 versus 2005 with mixed results by country.  France and Spain showed growth, 3.8 percent (5.1 percent adjusted for currency) and 3.0 percent (4.4 percent adjusted for currency), respectively, versus the prior year period. Revenue declined in Germany 3.6 percent

(2.3 percent adjusted for currency), Italy 1.9 percent (0.6 percent adjusted for currency) and the UK 0.2 percent (up 1.1 percent adjusted for currency) versus the first nine months of 2005.

In the Asia Pacific geography, revenue decreased 3.4 percent (increased 0.7 percent adjusted for currency) versus the first nine months of 2005.  Japan revenue declined 11.0 percent (4.2 percent adjusted for currency).  Partially offsetting these declines were revenue increases in China 14.0 percent (12.4 percent adjusted for currency),  India 41.0 percent (46.4 percent adjusted for currency) and Korea 15.2 percent (8.4 percent adjusted for currency).

Revenue in the key emerging countries of China, India, Brazil and Russia together grew 20.4 percent (14.9 percent adjusted for currency) versus the same period of 2005, as the company continues to expand its capabilities in these countries. India again had the strongest growth at 41.0 percent (46.4 percent adjusted for currency), Brazil grew 20.9 percent (7.0 percent adjusted for currency), Russia increased 14.1 percent (14.1 percent adjusted for currency) and China grew 14.0 percent (12.4 percent adjusted for currency).

Global Services revenue increased 2.7 percent and 0.2 percent (1.6 percent and 1.3 percent adjusted for currency) in the third quarter and first nine months of 2006, respectively. In the third quarter, the revenue growth rate improved sequentially in both Global Technology Services and Global Business Services.

Hardware revenue increased  8.9 percent and 5.1 percent (7.7 percent and 5.3 percent adjusted for currency) in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.  The increase in Hardware revenue was driven by strong performance in System z, while System p, Systems Storage and Microelectronics also had good revenue growth in the third quarter of 2006. These increases were partially offset by a decline in System i servers.

Software revenue increased 8.5 percent and 5.2 percent (6.7 percent and 5.9 percent adjusted for currency) in the third quarter and first nine months of 2006, respectively, versus the same periods last year.  The revenue increase was driven by growth of 20.0 percent and 13.3 percent, respectively, in the company’s key branded middleware products, partially offset by decreases in operating systems products of 6.1 percent and 7.9 percent, respectively.

See pages 46 to 56 for additional information regarding Global Services, Hardware and Software segment results.

Global Financing revenue declined 1.5 percent and 2.6 percent (3.2 percent and 2.4 percent  adjusted for currency) in the third quarter and first nine months of 2005, respectively, versus the same periods in 2005.  The declines were primarily driven by a decrease in remarketing equipment sales.  See pages 64 to 71 for additional information regarding Global Financing results.

Gross Profit

			Yr. To Yr
	2006	2005	Change
For the three months ended September 30:
Gross Profit Margin:
Global Services	27.8%	26.1%	1.7	pts.
Hardware	37.7	37.1	0.6
Software	85.3	84.9	0.4
Global Financing	48.6	54.5	(5.8)
Other	8.1	29.2	(21.2)
Total	42.0%	40.6%	1.4	pts.

			Yr. To Yr.
	2006	2005	Change
For the nine months ended September 30:
Gross Profit Margin:
Global Services	27.4%	25.5%	1.9	pts.
Hardware	35.1	32.3	2.8
Software	84.6	84.4	0.2
Global Financing	50.9	53.7	(2.9)
Other	(9.1)	51.5	(60.7)
Total	40.8%	38.6%	2.2	pts.

The increase in the Global Services gross profit margins was due primarily to the benefits from the company’s productivity initiatives and cost efficiencies, including improved utilization.  The increase in Hardware gross profit margin in the first nine months of 2006 was due to the sale of the Personal Computing business (which had a lower gross profit margin than the other hardware products) in the second quarter of 2005.  The Hardware margin declined without the benefits received from the sale of the Personal Computing business (see page 53 for additional information).  The decrease in Global Financing gross profit margins was driven by declining financing margins primarily due to the changing short-term interest rate environment.

Expense

The Total expense and other income expense-to-revenue ratio increased  0.9 points and 0.6 points to 27.9 percent and 27.8 percent in the third quarter and first nine months of 2006, respectively,  versus the same periods of 2005.  The increase in the expense-to-revenue ratio in the third quarter was due to the 8.5 percent increase in expense, partially offset by the 5.1 percent increase in revenue. The increase in expense-to-revenue ratio in the first nine months was driven by the 2.3 percent decrease in revenue, partially offset by a  0.1 percent decrease in expense.  For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr
			Percent
(Dollars in millions)	2006	2005*	Change
For the three months ended September 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$4,424	$3,953	11.9%
Advertising and promotional expense	281	311	(9.9)
Workforce reductions - ongoing	102	32	221.0
Restructuring	11	1	nm
Bad debt expense	(25)	(6)	nm
Amortization expense - acquired intangibles	50	64	(22.2)
Retirement-related expense	143	134	6.4
Stock-based compensation expense	136	143	(4.9)
Total	$5,121	$4,632	10.5%

nm           - not meaningful

*                    Reclassified to conform with 2006 presentation.

			Yr. To Yr.
			Percent
(Dollars in millions)	2006	2005*	Change
For the nine months ended September 30:
Selling, general and administrative expense:
Selling, general and administrative - base	$12,546	$12,317	1.9%
Advertising and promotional expense	862	939	(8.2)
Workforce reductions - ongoing	250	227	10.3
Restructuring	(8)	1,505	nm
Bad debt expense	(15)	(35)	(57.9)
Amortization expense - acquired intangibles	167	194	(13.6)
Retirement-related expense	442	454	(2.6)
Stock-based compensation expense	394	461	(14.5)
Total	$14,639	$16,062	(8.9)%

nm           - not meaningful

*                    Reclassified to conform with 2006 presentation.

Total Selling, general and administrative (SG&A) expense increased 10.5 percent (9.3 percent adjusted for currency) and decreased 8.9 percent (8.5 percent adjusted for currency), respectively, in the third quarter and first nine months of 2006 versus the same periods in 2005.  The increase in the third quarter of 2006 was primarily due to increased expense associated with the company’s ongoing investments in sales skills, emerging markets and its strategic acquisitions.  The decrease in the first nine months of 2006 was primarily due to the restructuring charges recorded in the second quarter of 2005.  (See Note 5 on pages 10 through 12 for additional information). In addition, stock-based compensation expense and retirement-related expense declined in the first nine months of 2006 versus the comparable period of 2005.  (See Note 3 on pages 7 and 8 for additional information regarding stock-based compensation expense and Note 6 on pages 13 to 16 for additional information regarding retirement-related expense).

Other (income) and expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005*	Change
For the three months ended September 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(4)	$6	nm %
Losses on derivative instruments	19	34	(45.0)
Interest income	(127)	(75)	68.9
Net gains from securities and investment assets	(23)	(38)	(39.6)
Net realized gains from certain real estateactivities	(6)	(6)	(0.3)
Other	(33)	(20)	64.9
Total	$(174)	$(99)	75.9%

*                    Reclassified to conform with 2006 presentation.

nm           - not meaningful

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005*	Change
For the nine months ended September 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(83)	$123	nm %
Losses on derivative instruments	50	115	(56.0)
Interest income	(424)	(204)	107.7
Net gains from securities andinvestment assets	(35)	(91)	(62.0)
Net realized losses from certain realestate activities	—	(5)	nm
Restructuring	(3)	237	nm
Other	(122)	(1,962)	(93.8)
Total	$(616)	$(1,788)	(65.6)%

*                    Reclassified to conform with 2006 presentation.

nm           - not meaningful

Other (income) and expense was income of $174 million in the third quarter 2006 versus income of $99 million in the third quarter of 2005.  Interest income increased $52 million in the third quarter of 2006 versus the same period in 2005 reflecting the company’s higher cash balance and increasing interest rates.  Other (income) and expense was income of $616 million in the first nine months of 2006 versus income of $1,788 million in the first nine months of 2005.  The decrease year-to-year was primarily driven by the gain associated with the sale of the Personal Computing business to Lenovo on April 30, 2005.  The pretax gain recorded through the third-quarter 2005 associated with this transaction was $1,112 million. (See Note 9 on page 19 for additional information).  In addition, on June 30, 2005, the company settled certain antitrust issues with the Microsoft Corporation and the gain from this settlement was $775 million.  The Personal Computing business divestiture and Microsoft gain amounts are reflected in the Other line in the nine month table above.  The company also recorded real estate-related restructuring charges of $235 million in the second quarter of 2005 (see Note 5 on pages 10 through  12 for additional information). Interest income increased $220 million in the first nine months of 2006 versus the same period in 2005 reflecting the company’s higher cash balance and increasing interest rates.  Impacts related to foreign currency-transaction gains and losses and derivative instruments—improved $271 million in the first nine months of 2006 versus the same period last year.

Research, Development and Engineering

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Research, development and engineering	$1,543	$1,447	6.6%

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Research, development and engineering	$4,520	$4,383	3.1%

The increase for the third quarter and first nine months of 2006 was primarily due to increased spending in the Systems and Technology Group ($34 million and $75 million), as well as increased spending in Software ($62 million and $102 million), partially offset by lower spending in the Personal Computing Division ($0 million and $48 million) as a result of the divestiture of that unit.  In addition, retirement-related expense increased $7 million and $24 million in the third quarter and first nine months of 2006 versus the same periods of 2005, respectively, and stock-based compensation expense declined $4 million and $18 million in the third quarter and first nine months of 2006 versus the comparable periods in 2005.

Intellectual Property and Custom Development Income

			Yr. to Yr.
			Percent
(Dollars in Millions)	2006	2005	Change
For the three months ended September 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$44	$43	2.6%
Licensing/royalty-based fees	108	86	25.1
Custom development income	90	84	7.2
Total	$242	$213	13.2%

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$128	$198	(35.6)%
Licensing/royalty-based fees	255	268	(4.9)
Custom development income	277	254	9.0
Total	$659	$720	(8.4)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development.  There were no significant IP transactions in the third quarter or first nine months of 2006 and 2005.

Interest Expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Interest expense	$70	$56	24.0%

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Interest expense	$207	$172	20.6%

The increase in Interest expense was primarily due to higher effective interest rates in the third quarter and first nine months of 2006, compared with the same periods of 2005.

Interest expense is presented as part of Cost of Global Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business.  See page 70 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans.  Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$498	$429	16.1%
Nonpension postretirement benefits-cost	97	95	2.1
Total	$595	$524	13.5%

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,542	$1,376	12.1%
Nonpension postretirement benefits-cost	290	279	3.9
Total	$1,832	$1,655	10.7%

Included in the amounts above, the company had costs of approximately $311 million and  $262 million associated with its defined benefit pension plans for the third quarter of 2006 and 2005, respectively. The comparable amount for the first nine months of 2006 and 2005 was costs of approximately $985 million and $851 million, respectively.  These increases were primarily driven by the recognition of previously deferred actuarial losses in accordance with SFAS 87, “Employers’ Accounting for Pensions”.  The third quarter 2006 year-to-year increase impacted gross profit by approximately $55 million, RD&E expense by approximately $7 million and SG&A expense by approximately $9 million. The nine months of 2006 year-to-year increase impacted gross profit  by approximately $181 million and RD&E expense by approximately $24 million, while SG&A expense decreased by approximately $12 million and Other (income) and expense declined by approximately $14 million.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments.  As disclosed on page 19, the number and the size of these acquisitions will increase in future periods resulting in an increase in the amount of amortization of the acquired intangible assets.  The following table presents the total acquired intangible asset amortization included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Cost of software	$16	$31	$58	$87
Selling, general and administrative	50	64	167	194
Total acquired intangible asset amortization	$66	$95	$225	$281

Provision for Income Taxes

The effective tax rates for the third quarter of 2006 and 2005 were 30.0 percent and 48.0 percent, respectively. The corresponding effective tax rates for the first nine months of 2006 and 2005 were 30.0 percent and 37.7 percent, respectively. The decreases in the quarterly and nine months’ tax rates were primarily attributable to the absence of the foreign earnings repatriation-related tax charge recorded in the third quarter of 2005.

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

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2001 through 2003 in the first quarter of 2005. The company is in preliminary discussions with the IRS regarding the tax treatment of certain items, however, no adjustments on these issues have been formally proposed by the IRS as of September 30, 2006.  The company anticipates that this audit will be substantially completed by the end of 2006. While it is not yet possible to determine the impact of this audit on income tax expense, the company does not anticipate having to make a significant cash tax payment.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options, stock awards and convertible notes.

	2006	2005	Yr. To Yr. Percent Change
For the three months ended September 30:
Earnings per share from continuing operations:
Assuming dilution	$1.45	$0.94	54.3%
Basic	$1.47	$0.95	54.7%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,534.3	1,617.2	(5.1)%
Basic	1,513.2	1,591.3	(4.9)%

	2006	2005	Yr. To Yr. Percent Change
For the nine months ended September 30:
Earnings per share from continuing operations:
Assuming dilution	$3.81	$2.92	30.5%
Basic	$3.87	$2.97	30.3%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,560.5	1,635.2	(4.6)%
Basic	1,538.6	1,607.9	(4.3)%

Actual shares outstanding at September 30, 2006 was 1,506.4 million.

The weighted average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2006 was 82.9 million and 74.7 million lower than the same periods in 2005 primarily as a result of the company’s common share repurchase program.

Segment Details

The following is an analysis of the third quarter and first nine months of 2006 versus third  quarter and first nine months of 2005, respectively, reportable segment results.

The table below presents each reportable segments’ external revenue as a percentage of total external segment revenue excluding the Personal Computing business which was divested on April 30, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Global Technology Services	35.9%	36.5%	36.7%	37.1%
Global Business Services	17.6	18.3	18.2	18.8
Total Global Services	53.5	54.8	54.9	56.0
Hardware	24.3	23.4	23.0	22.3
Global Financing	2.6	2.8	2.7	2.8
Total Hardware/Financing	26.9	26.2	25.7	25.2
Software	19.6	19.0	19.4	18.9
Total	100.0%	100.0%	100.0%	100.0%

Global Services

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Global Services Revenue:	$12,017	$11,697	2.7%
Global Technology Services	$8,058	$7,787	3.5%
Strategic Outsourcing	4,281	4,049	5.7
Integrated Technology Services	1,824	1,854	(1.6)
Maintenance	1,515	1,466	3.4
Business Transformation Outsourcing	439	418	4.9
Global Business Services	$3,959	$3,910	1.2%

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Global Services Revenue:	$35,478	$35,407	0.2%
Global Technology Services	$23,732	$23,481	1.1%
Strategic Outsourcing	12,618	12,393	1.8
Integrated Technology Services	5,309	5,554	(4.4)
Maintenance	4,430	4,393	0.8
Business Transformation Outsourcing	1,376	1,141	20.6
Global Business Services	$11,746	$11,926	(1.5)%

Global Services revenue increased 2.7 percent (2 percent adjusted for currency) and 0.2 percent (1 percent adjusted for currency) in the third quarter and first nine months of 2006, respectively, versus the same periods in 2005.  The growth rate in the third quarter improved sequentially in both Global Technology Services and Global Business Services.

Global Technology Services  (GTS) revenue increased 3.5 percent (2 percent adjusted for currency) in the third quarter and 1.1 percent (2 percent adjusted for currency) in the first nine months versus the same periods of 2005, respectively. In the third quarter, GTS longer-term signings were down 14 percent year-to-year while shorter-term signings increased 7 percent.

Strategic Outsourcing revenue was up 5.7 percent as reported in the third quarter (4 percent adjusted for currency) and 1.8 percent (up 3 percent adjusted for currency) in the first nine months versus the comparable prior year periods. Strategic Outsourcing signings were down 29 percent year-to-year in the quarter. For the third quarter, while total signings were down,  revenue growth improved due to signings growth in 2005 and a continued focus on increasing services into existing accounts.

Integrated Technology Services (ITS) revenue decreased 1.6 percent (3 percent adjusted for currency) and 4.4 percent (4 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the same periods of 2005.  Over the last few quarters the company has been implementing changes to improve the ITS business, including streamlining offerings and aligning skills to address higher growth and higher value areas.  While it has taken longer than anticipated to show significant improvement, the third quarter demonstrated progress.  In the third quarter, signings were up 7 percent year-to-year  with growth in Asia Pacific and Europe, the geographies where the transformational changes were first implemented.

Business Transformation Outsourcing (BTO) revenue was up 4.9 percent as  reported (4 percent adjusted for currency) in the third quarter and 20.6 percent as reported (22 percent adjusted for currency) in the first nine months versus the same periods of 2005.  The rate of revenue growth in BTO continues to be negatively impacted by a significant contract renegotiation which will continue through the first quarter of 2007.  BTO signings, however, were up 162 percent year-to-year in the third quarter, with signings across key offering areas including Human Resources, Finance and Accounting, Procurement and Supply Chain.

The GTS segment pre-tax profit margin for the third quarter was 9.6 percent, a decrease of  0.9 points year-to-year.  The company is continuing to invest in sales, delivery and business development skills across the entire set of offerings, as well as investing in SO infrastructure and BTO capabilities.

Global Business Services (GBS) revenue increased 1.2 percent (1 percent adjusted for currency) in the third quarter and decreased 1.5 percent (flat adjusted for currency) in the  first nine months of 2006, respectively, versus the same periods in 2005. The rate of growth in the quarter improved sequentially. For the quarter, shorter-term signings increased 11 percent, driven by growth in the Americas and Asia Pacific,  and longer-term signings decreased 22 percent.

The company is continuing to invest in high value-add Business Solutions. The company is enhancing its Global Development Center capabilities in China and India to leverage the recent Webify acquisition and to accelerate SOA within its industry solutions.  Increased investments in business development resources are being made to drive pipeline and revenue growth in the Application Management Services business. The company is also continuing to invest in key industry skills and solution specialists in selected countries.

The GBS segment third-quarter 2006 pre-tax profit margin improved 2.6 points year-to-year to 9.4 percent. Over the past 18 months the company has been implementing a transformation of its operations to improve profitability. This transformation included the restructuring actions taken in 2005, the deployment of global resource management tools and end-to-end optimization of sourcing models, as well as increased focus on deal selectivity.  These actions have yielded consistent improvement in utilization, better contract quality and increased profit margins.

			Yr. To Yr.
			Percent/ Margin
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Global Services:
Gross profit	$3,341	$3,050	9.5%
Gross profit margin	27.8%	26.1%	1.7	pts.

			Yr. to Yr.
			Percent/ Margin
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Global Services:
Gross profit	$9,708	$9,026	7.6%
Gross profit margin	27.4%	25.5%	1.9	pts.

Global Services gross profit dollars continued to increase primarily due to the benefits from productivity initiatives and cost efficiencies, including improved utilization.  Gross profit margins improved in both the third quarter and first nine months across all Global Services categories, except for BTO in the third quarter of 2006.  GBS margins for the first nine months of 2006, although improved overall when compared to 2005, were negatively impacted by increased delivery costs in Japan on a select number of contracts.

Global Services Signings

Total signings for Global Services  were $10.5 billion for the third quarter of 2006.  Shorter-term signings increased 9 percent versus the third quarter of 2005 and longer-term signings were down 15 percent versus the third quarter of 2005.  In the third quarter of 2006, the company signed 12 deals larger than $100 million and the company’s total Global Services backlog was estimated at $109 billion, flat versus June 30, 2006 and down $2 billion from  December 31, 2005.

Global Technology Services Signings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2005	2006
Longer-term*	$4,472	$5,188	$13,385	$16,343
Shorter-term*	1,889	1,772	5,653	5,697
Total	$6,362	$6,960	$19,037	$22,040

Global Business Services Signings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Longer-term*	$900	$1,159	$3,181	$4,686
Shorter-term*	3,204	2,887	9,191	8,901
Total	$4,104	$4,046	$12,372	$13,587

* Longer-term contracts are generally 7 to 10 years in length and represent SO and longer-term BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and AMS for custom and legacy applications.  Shorter-term are contracts generally 3 to 9 months in length and represent the remaining GBS portfolio of  Consulting and Systems Integration, AMS packaged applications and ITS contracts.  These amounts have been adjusted to exclude the  impact of  year-to-year currency changes.

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management is an approximation of constant currency, and involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for longer-term contracts that require significant up front investment by the company, the portions of these contracts that are counted as a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For shorter-term contracts that do not require significant up front investments, a signing is usually equal to the full contract value.

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

Hardware

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Hardware Revenue:	$5,466	$4,988	9.6%
Systems and Technology Group	$5,466	$4,988	9.6%
System z			24.7
System i			(21.6)
System p			9.9
System x			2.1
System Storage			11.8
Microelectronics			28.8
Engineering and Technology Services			(23.0)
Retail Store Solutions			18.0
Printer Systems			(7.9)
Personal Computing Division	—	—	nm

nm - not meaningful

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Hardware Revenue:	$14,900	$17,008	(12.4)%
Systems and Technology Group	$14,900	$14,132	5.4%
System z			10.1
System i			(17.1)
System p			(3.3)
System x			2.7
System Storage			4.9
Microelectronics			36.3
Engineering and Technology Services			(15.9)
Retail Store Solutions			19.9
Printer Systems			(7.7)
Personal Computing Division	—	2,876	nm

nm - not meaningful

Systems and Technology Group revenue increased 9.6 percent (8 percent adjusted for currency) and 5.4 percent (6 percent adjusted for currency)  in the third quarter and first nine months of 2006, respectively, versus the same periods in 2005.

System z revenue increased 24.7 percent and 10.1 percent (22 percent and 10 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the third quarter and first nine months of 2005, respectively.  MIPS (millions of instructions per second) shipments increased 16 percent in the third quarter versus the third quarter of 2005 and reflects continued strong customer acceptance of both specialty engines for Linux and Java workloads and traditional mainframe workloads.  The company at the end of the third quarter had an installed inventory that has surpassed 10 million MIPS.  Systems z performance in the third quarter also reflected good sales execution.

System i revenue decreased 21.6 percent and 17.1 percent (23 percent and 17 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the same periods in 2005, respectively.  The company completed its transition to POWER5+ in the third quarter, however, the current quarter compares to a strong third quarter of 2005 which had a 25 percent revenue growth.

System p revenue increased 9.9 percent and declined 3.3 percent (up 8 percent and down 3 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the third quarter and first nine months of 2005.  In the third quarter the company completed its transition to POWER 5+ and expanded the implementation of POWER Quadcore technology to all POWER-based entry level System p products.  These transitions allow the company to sustain the price/performance and virtualization leadership position that has made the company the number one UNIX vendor worldwide.

System x revenue increased 2.1 percent and increased 2.7 percent (1 percent and 3 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the third quarter and first nine months of 2005.  System x server revenue increased 4.2 percent and 4.6 percent in the third quarter and first nine months of 2006 versus the third quarter and first nine months of 2005.  System x blades growth remained strong with revenue growth of 24.0 percent and 34.7 percent over last year’s levels in the third quarter and first nine months of 2006.  IBM BladeCenter offers clients unique power and cooling capabilities and the flexibility to efficiently handle various workloads.  In addition to the company’s System x blades, the company offers POWER blades and blades utilizing the Cell Broadband Engine.  Total blade growth, including System p, was 31 percent in the third quarter and 39 percent for the nine months period.

System Storage revenue increased 11.8 percent and increased 4.9 percent (11 percent and increased 5 percent adjusted for currency) in the third quarter and first nine months of 2006 versus the comparable periods in 2005.  Total disk revenue increased 13.9 percent and 6.0 percent, respectively, for the third quarter and first nine months of 2006 versus the same periods in 2005.  Midrange disk revenue increased 12.4 percent and 13.4 percent versus the third quarter and first nine months of 2005 and enterprise disk revenue increased 12.5  percent versus the third quarter of 2005 and declined 5.0 percent for the first nine months of 2006 when compared to the first nine months of 2005.  The third-quarter enterprise disk revenue increase was primarily driven by the  DS8000 family of products, with almost 30 percent growth, as the company introduced POWER5+ technology to this product.  Tape products revenue increased 8.0 percent and 2.7 percent, respectively, for the third quarter and first nine months of 2006 versus the same periods of 2005.  The company had good market acceptance of its new tape security offering with unique encryption capabilities in the third quarter of 2006.

Microelectronics revenue increased 28.8 percent and 36.3 percent, respectively, for the third quarter and first nine months of 2006 versus the comparable periods of 2005.  The increase in revenue was driven by continued strong demand in the games processor business and networking components.

Retail Stores Solutions revenue increased primarily due to clients replacing their older point of sale hardware and growth in the company’s self service/kiosk solutions.  Printer Systems revenue decreased due primarily to lower maintenance revenue as a result of a declining install base and lower sales of hardware products.

Personal Computing Division revenue decreased as a result of the company divesting its Personal Computing business to Lenovo on April 30, 2005.  The third quarter and first nine months of 2006 results do not have any reported revenue versus 2005, which includes no revenue in the third  quarter and four months of revenue for the first nine months.  (See Note 9 on page 19 for additional information).

			Yr. to Yr.
			Percent/
			Margin
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Hardware:
Gross profit	$2,087	$1,949	7.1%
Gross profit margin	38.2%	39.1%	(0.9	)pts

			Yr. to Yr.
			Percent/
			Margin
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Hardware:
Gross profit	$5,331	$5,867	(9.1)%
Gross profit margin	35.8%	34.5%	1.3	pts.

The increases in gross profit dollars for the third quarter of 2006 versus 2005 was primarily due to revenue growth, particularly in the high margin System z servers.  The decrease in gross profit dollars for the first nine months of 2006 versus 2005 was primarily due to the sale of the Personal Computing business in the second quarter of 2005. This divestiture drove 5.3 points improvement in  the first nine months of 2006 gross profit margin. The Personal Computing business had a lower gross profit margin than the other hardware products.

Systems and Technology Group gross profit margins declined for the third quarter and the first nine months of 2006 (38.2 percent and 35.8 percent) versus the same periods of 2005 (39.1 percent and 39.8 percent), respectively.  The third quarter gross profit margin improved sequentially versus the first and second quarter, but declined year-to-year.  The decline in the third quarter gross profit margin was driven by revenue mix towards the Microelectronics business, pricing pressures in the mid-range and low-end servers, partially offset by strong revenue growth and improved margins in System z mainframes and improved margins in System Storage.

Differences between the hardware segment gross margin and profit amounts above and the amounts reported on page 39 (and derived from page one) primarily relate to the impact of certain hedging transactions  (see Anticipated Royalties and Cost Transactions on page 72 of the IBM 2005 Annual Report) as well as the ongoing warranty costs associated with the divested Personal Computing business. The recorded amounts for such impact are considered unallocated corporate amounts for purposes of measuring segment management’s gross margin performance and therefore are not included in the segment results above.

Software

			Yr. to Yr.
			Percent
(Dollars in millions)	2006	2005	Change
For the three months ended September 30:
Software Revenue:	$4,406	$4,059	8.5%
Middleware	$3,411	$3,037	12.3%
WebSphere Family			29.7
Information Management			11.8
Lotus			8.2
Tivoli			44.3
Rational			2.5
Key Branded Middleware			20.0
Other Middleware			(0.7)
Operating Systems	552	588	(6.1)
Product Lifecycle Management	242	240	1.0
Other	201	194	3.3

			Yr. to Yr.
			Change
			Percent
(Dollars in millions)	2006	2005	Change
For the nine months ended September 30:
Software Revenue:	$12,554	$11,930	5.2%
Middleware	$9,523	$8,856	7.5%
WebSphere Family			24.1
Information Management			8.2
Lotus			4.9
Tivoli			26.9
Rational			0.9
Key Branded Middleware			13.3
Other Middleware			(1.8)
Operating Systems	1,630	1,771	(7.9)
Product Lifecycle Management	803	739	8.7
Other	597	564	5.9

Software revenue increased 8.5 percent (7 percent adjusted for currency) and 5.2  percent (6 percent adjusting for currency) in the third quarter and first nine months of 2006, respectively, versus the same periods of 2005.  This growth was driven by the company’s key branded middleware portfolio, as clients leverage the company’s end-to-end middleware capabilities.

The company has been investing in its software business both internally and through targeted acquisitions. Revenue performance during 2006 underscores that the company’s strategy is working.  An increasing number of customers have embraced the company’s integrated software portfolio.  This improves the clients’ efficiency and is reflected in a number of large transactions completed in the third quarter. The company’s investments are also carrying it more deeply into targeted markets. For example, the investments in Systems Management, including the acquisition of Micromuse, have enabled the company to offer unique capabilities to its communications clients, and contributed to Tivoli’s strong performance. In addition, the company’s advanced new technologies, such as Services Oriented Architecture (SOA) and Information on Demand, are also being well received by clients. These technologies form the underpinnings of more integrated solutions, incorporating the company’s software, services and hardware capabilities.

Key Branded Middleware is made up of five key brands which provide an integrated suite for the company’s customers. All five brands had growth in the third quarter with double-digit growth in WebSphere, Information Management and Tivoli.

The WebSphere family of software revenue increased (29.7 percent and 24.1 percent) in the third quarter and first nine months of 2006 versus the third quarter and first nine months of 2005, respectively.  WebSphere provides the foundation for web-enabled applications and is a key product set in deploying a client’s SOA.  In 2006, WebSphere technology has accelerated the emergence and acceptance of SOA, contributing  to double-digit revenue growth in WebSphere each quarter.

Information Management software revenue increased (11.8 percent and 8.2 percent) in the third quarter and first nine months of 2006 versus the same periods in 2005, respectively. The company’s Information on Demand portfolio builds value around the company’s core database business.  These offerings grew over 50 percent year-to-year in the third quarter.

Tivoli software revenue increased (44.3 percent and 26.9 percent) in the third quarter and first nine months of 2006 versus the same periods in 2005, respectively.  The third quarter performance in Tivoli was broad-based with greater than 35 percent growth in each of the three key Tivoli segments: Systems Management, Security and Storage.

Lotus software revenue increased (8.2 percent and 4.9 percent) in the third quarter and first nine months of 2006 versus the same periods in 2005, respectively, benefiting from continued momentum in its collaboration products and strong customer loyalty.

Rational software revenue increased (2.5 percent and 0.9 percent) in the third quarter and first nine months versus the same periods in 2005, respectively.

Revenue from Other Middleware products declined (0.7 percent and 1.8 percent) in the third quarter and first nine months of 2006 when compared to the same periods in 2005,  espectively.  Other Middleware includes more mature products which provide a stable flow of revenue and profit.

Operating Systems software revenue declined (6.1 percent and 7.9 percent) in the third quarter and first nine months of 2006 versus the same periods in 2005.  The decline was due to improved price performance in System z and volume declines in System i.

Product Lifecycle Management (PLM) software revenue increased 1.0 percent in the third quarter and increased 8.7 percent in the first nine months of 2006 versus the same periods in 2005, respectively. PLM software helps companies improve their product development processes and their ability to use product-related information across their business.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2006	2005	Change
Software:
Gross Profit	$3,760	$3,448	9.0%
Gross Profit Margin	85.3%	84.9%	0.4 pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2006	2005	Change
Software:
Gross Profit	$10,622	$10,067	5.5%
Gross Profit Margin	84.6%	84.4%	0.2 pts.

Software gross profit dollars increased for the third quarter and first nine months of 2006 versus the same periods of 2005 driven primarily by  revenue growth.  Gross profit margins in both the third quarter and first nine months were relatively flat when compared to the same periods in 2005.

Overall, Software revenue growth drove increased profit performance.  The Software segment pre-tax margin of 26.2 percent improved 1.4 points versus the third quarter of 2005.

Global Financing

See pages 64 and 65 for a discussion of Global Financing’s revenue and gross profit.

Results of Discontinued Operations

There was no losses from Discontinued Operations in the third quarter and first nine months of 2006, respectively, versus no losses and $27 million in the third quarter and first nine months of 2005.  The 2005 charges were for additional costs associated with parts warranty as agreed upon by the company and Hitachi Ltd., under the terms of the agreement for the sale of the hard disk drive business to Hitachi Ltd. on December 31, 2002.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 3 and 4 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 64 to 71. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

	At September 30,	At December 31
(Dollars in millions)	2006	2005
Current assets	$40,668	$45,661
Current liabilities	34,929	35,152
Working capital	$5,739	$10,509

Current ratio	1.16:1	1.30:1

Current assets decreased $4,993 million due to declines of: $2,786 million in Cash and cash equivalents and Marketable securities due to pension funding, share repurchase, dividend payments, tax payments, and capital investments (see Cash Flow analysis on page 58), and $1,746 million ($2,481 million excluding the positive currency translation effect of $734 million) in short-term receivables mainly due to collection of seasonally high year-end balances.

Current liabilities decreased $223 million due to declines of: $487 million in Accounts payable and $586 million in Taxes payable — both resulting from declines in these balances from typically higher year-end levels; and $355 million in infrastructure reduction accruals primarily driven by workforce reduction payments in 2006 associated with the restructuring activities initiated in the second quarter of 2005.  These declines were partially offset by an increase of $1,339 million in short-term debt primarily due to a reclass from long-term to short-term as the debt approaches maturity.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business.  See pages 64 to 71.

Cash Flow

	Nine Months Ended
	September 30,
(Dollars in millions)	2006	2005
Net cash provided by/(used in) continuing operations:
Operating activities	$9,685	$9,494
Investing activities	(5,915)	(2,992)
Financing activities	(7,901)	(7,643)
Effect of exchange rate changes on cash and cash equivalents	56	(652)
Net cash used in discontinued operations	(9)	(8)
Net change in cash and cash equivalents	$(4,084)	$(1,801)

The increase in net cash provided by operating activities for the first nine months of 2006 as compared to the first nine months of 2005 was primarily driven by lower pension funding of approximately $453 million ($1,676 million funding of non-U.S. plans in 2006 versus $2,129 million funding in 2005 [U.S. PPP of $1,700 million and non-U.S. plans of $429 million] ), growth in net income and continued focus on working capital and supply chain management.  This increase was partially offset by $1,780 million less cash provided by Global Financing receivables due to growth in the third quarter and increased tax payments of approximately $300 million year-to-date.

The increase in net cash flows used in investing activities was attributable to net purchases of marketable securities and other investments in 2006 of approximately $1.7 billion, compared to net proceeds of $0.7 billion in 2005.  This increase was primarily due to increased investment in short-term marketable securities, and the $0.7 billion of net cash received in 2005 as a result of the divestiture of the Personal Computing business.

The increase in net cash flows used in financing activities in the first nine months of 2006 compared with the same period of 2005 was primarily driven by lower proceeds from new debt of approximately $3.9 billion, which was attributable to a decrease in new debt issuances and $0.3 billion increase in cash dividends paid. This increase was partially offset by a decrease of $4.0 billion in net payments to settle debt and short-term borrowings in 2006 versus 2005.

Non-Current Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2006	2005
Non-current assets	$63,487	$60,087
Long-term debt	13,436	15,425
Non-current liabilities (excluding debt)	21,542	22,073

The increase in Non-current assets was primarily due to an increase of $2,579 million ($535 million due to the effects of currency) in Prepaid pension assets driven by the funding of the U.K. pension fund and an $896 million ($199 million due to effects of currency) increase in goodwill which was primarily driven by the Micromuse acquisition in the first quarter of 2006.

Long-term debt decreased $1,988 million primarily due to a reclass to short-term debt as these items approach maturity.  The company continually monitors interest rates and manages its short-term and long-term debt portfolios accordingly.

Non-current liabilities (excluding debt) decreased $531 million primarily due to a decrease of $767 million in Retirement and nonpension postretirement obligations driven by the funding of the U.K. pension fund, offset by a $236 million increase in Other liabilities driven by the effects of currency.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2006	2005
Total company debt	$21,991	$22,641
Non-global financing debt*	$722	$2,142
Non-global financing debt/capitalization	2.3%	6.7%

*                    Non-global financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 66.

Non-global financing debt decreased $1,420 million and the debt-to-capitalization ratio of 2.3 percent was within the company’s target range.  Non-global financing debt decreased as the company paid down debt, including debt raised in 2005 to facilitate the company’s repatriation actions under the American Jobs Creation Act of 2004.

Stockholders’ Equity

Stockholders’ equity increased $1,149 million from December 31, 2005, primarily due to an increase in the company’s retained earnings driven by net income and a reduction of approximately $1.4 billion in the minimum pension liability due to amendments made in certain non-U.S. plans that resulted in remeasurements; partially offset by the company’s ongoing stock repurchase program ($6,634 million) and higher dividend payments of $297 million in the first nine months of 2006 versus the first nine months of 2005.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2005 IBM Annual Report on page 21.

•                  Economic environment and corporate spending budgets

•                  Internal business transformation and global integration initiatives

•                  Innovation initiatives

•                  Open standards

•                  Investing in growth opportunities

The company’s balanced portfolio of businesses - hardware, software and services - is designed to deliver the company’s longer-term financial objective of double-digit earnings per share growth.  This portfolio generates a profit profile that is also relatively balanced among the three major businesses.  The business mix will vary by quarter, based on skew and other factors.  The strength of the company’s business model is not in any single component - it is in the company’s ability to integrate across its portfolio on a global basis to create solutions for its clients.  In addition, a key element of the company’s business model is its ability to deliver its objective of earnings per share growth through a combination of revenue growth, productivity and the effective use of cash.

In the third quarter, the company’s Global Services business increased its revenue growth rate sequentially in both Global Technology Services and Global Business Services.  Shorter-term signings increased while longer-term signings were down versus the prior year.  Going forward, the company is focused on converting its opportunity pipeline into longer-term signings growth.  In addition, the company is continuing to focus on the actions it has implemented to improve its services business - the third quarter demonstrated progress in this area.  The company has also made targeted investments, both in GTS and GBS.  These investments are designed to drive revenue growth and continued productivity improvements over time.

Within its Systems and Technology business, the company completed key product transitions in its server and storage brands in the third quarter.  This contributed to improved performance led by System p and System Storage as well as strong growth in System z and System x blades.  The company will continue to focus on the value that its leading technologies, such as POWER5+, can bring to developing innovative solutions for clients.  In addition, while the company expects continued strong demand for its Microelectronics business, the company also expects the revenue growth rate in the fourth quarter will moderate after growing over 25 percent for four consecutive quarters.

Within Software, the company expects its Key Branded Middleware products to continue to benefit from its internal development investments, targeted acquisition strategy and continued market opportunity for the company’s product offerings, including its focus on key emerging trends such as Services Oriented Architecture and Information on Demand.  The company will increase its software portfolio in the fourth quarter by beginning the integration of key acquisitions such as MRO Software Inc., and FileNet Corporation.

The amount of IP and custom development income has been declining in recent years and decreased in the first nine months of 2006.  The overall declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total Retirement-related benefits expense increased in the first nine months of 2006, as compared with the first nine months of  2005, by $177 million as discussed on pages 43 and 44.  For the full year, the company estimates pre-tax retirement-related plan expense to be approximately flat  when compared to 2005.  This is less then the previously estimated range of a $100 - $200 million increase discussed on page 37 of the company’s 2005 Annual Report.  The change in projected expense is due to reductions in the company’s non-U.S. pension plans.  Excluding effects of one-time charges incurred in 2005 for pension curtailment ($267 million) and charges related to the second quarter 2005 restructuring actions ($65 million), the expected year-to-year impact on retirement-related plan expense is an increase of approximately $300 million.

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

In 2005, the company’s cash tax rate declined slightly to 16 percent from 17 percent in 2004.  The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes.  It is expected that the company’s cash tax rate will increase in 2006 to approximately 20 percent, primarily as a result of the utilization of its U.S. Federal alternative minimum tax credits.  The company anticipates that its cash tax rate will approximate 22 percent in the near term.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results.  At September 30, 2006, currency changes resulted in assets and liabilities denominated in local currencies being translated into more U.S. dollars than at year-end 2005. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2005 IBM Annual Report in note L, “Derivatives and Hedging Transactions,” on pages   71 to 74.

The company earned over 60 percent of its net income in currencies other than the U.S. dollar in the first nine months of 2006.  In general, these currencies were weaker against the U.S. dollar during the first nine months of 2006 compared to the same period of 2005, resulting in 2006 foreign currency earnings translated into fewer dollars than they would have in the first nine months of 2005.  The company maintains hedging programs to limit the volatility of currency impacts on its financial results.  These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them.  In addition to the translation of earnings and the company’s hedging programs, the impact of currency may also affect the company’s pricing and sourcing actions, although the impact of these actions on net income is difficult to track and quantify.  For these reasons, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 38 and 39 of the company’s 2005 Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data.  One table, on page 38, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities, the size of the company’s global credit facilities and committed trade receivables securitization facility.  For the nine months ended or as of, as applicable, September 30, 2006, those amounts are $9.7 billion, $10.9 billion, $10.0 billion and $0.0 billion, respectively.

On July 28, 2006, the company terminated its committed trade receivables securitization facility.  This facility was initially established in July, 2004 and provided the company with securitization capability up to $0.5 billion.  The facility was terminated as management determined that the company has sufficient liquidity and alternative funding resources.

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

The major rating agencies’ ratings on the company’s debt securities at September 30, 2006 appear in the table below and remain unchanged from December 31, 2005.  The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	standard and poor’s	moody’s investors service	fitch ratings
Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	F1+

The second table, appearing on page 39 of the 2005 IBM Annual Report, presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 58 of this Form 10-Q, the following is the management view of cash flows for the first nine months of 2006 and 2005 prepared in a manner consistent with the table on page 39 of the 2005 IBM Annual Report:

(Dollars in millions)	2006	2005
For the nine months ended September 30:
Net cash from operating activities (Continuing Operations):	$9,685	$9,494
Less: Global Financing accounts receivable	2,394	4,173
Net cash from operating activities (Continuing Operations), excluding Global Financing accounts receivables	7,291	5,321
Investing Activities:
Capital expenditures, net	(3,361)	(3,056)
Global Financing accounts receivable	2,394	4,173
Global Financing debt	250	(785)
Net Global Financing debt to accounts receivable	2,644	3,388
Acquisitions	(882)	(1,298)
Divestitures	—	656
Return to shareholders:
Share repurchase	(6,687)	(6,693)
Dividends	(1,231)	(934)
Change in non-Global Financing debt	(1,037)	(46)
Other	486	355
Discontinued operations	(9)	(8)
Change in cash, cash equivalents and marketable securities	$(2,786)	$(2,316)

As discussed in Note 8 on page 19 of this Form 10-Q, the company will expend between $3.7 - $4.2 billion on strategic acquisitions in the fourth quarter of 2006.  Given the company’s strong cash balance and seasonally strong cash from operations in the fourth quarter, these investments will not materially impact the company’s liquidity position.

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding requirements during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12 on pages 21 to 25 of this Form 10-Q. With respect to pension funding, the company is not quantifying any impact from pension funding because it is not possible to predict future movements in the capital markets.

Actual return on the PPP plan assets for the first nine months of 2006 was 9.35 percent.  If the full year actual return on plan assets for the PPP was less than 2.3 percent, the PPP’s accumulated benefit obligation would be greater than its plan assets (assuming no other assumption changes).  As discussed on pages 87 of IBM’s 2005 Annual Report, such a situation may result in a voluntary contribution of cash or stock to the PPP.

Global Financing

Global Financing is a business segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
External revenue	$587	$599	$1,744	$1,798
Internal revenue	337	289	1,039	1,013
Total revenue	924	888	2,784	2,811
Total cost	437	355	1,240	1,228
Gross profit	$487	$533	$1,544	$1,583
Gross profit margin	52.7%	60.0%	55.5%	56.3%
Pre-tax income	$335	$363	$1,068	$1,092
After-tax income	$214	$234	$671	$693
Return on equity*	27.9%	30.5%	29.2%	29.6%

*                    See page 71 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue increased 4.0 percent in the third quarter of 2006 versus the same period in 2005.  External revenue decreased 2.1 percent (3.7 percent adjusted for currency) driven by external used equipment sales of $137 million in 2006 versus $170 million in 2005, partially offset by increased financing revenue of $450 million in 2006 versus $428 million in

2005.  Internal revenue increased 16.7 percent driven by internal used equipment sales of $187 million versus $162 million in the third quarter of 2005, an increase of 15.3 percent due primarily to higher sales to the Hardware segment, and financing revenue of $150 million in 2006 versus $127 million in 2005 due primarily to an increase in the average internal asset balance.

Global Financing revenue decreased 1.0 percent in the first nine months of 2006 versus the same period in 2005.  External revenue decreased 3.0 percent (2.6 percent adjusted for currency) driven primarily by external used equipment sales of $439 million in 2006 versus $499 million in 2005, partially offset by improved financing revenue of $1,305 million in 2006 versus $1,298 million in 2005, an increase of 0.5 percent.  Internal revenue increased 2.6 percent driven by financing revenue of $434 million in the first nine months of 2006 versus $415 million in the same period in 2005, an increase of 4.7 percent.

Global Financing gross profit dollars decreased $46 million or 8.7 percent for the third quarter and decreased $39 million or 2.5 percent in the first nine months of 2006 when compared to the same periods last year.  For the third quarter of 2006, the decrease in gross profit dollars was primarily driven by higher borrowing costs and lower equipment sales gross profit, partially offset by the increase in financing revenue discussed above.  The decrease in gross profit margin was driven by lower financing margins due to higher borrowing costs and a decrease in equipment sales margins.  For the first nine months of 2006, the decrease in gross profit dollars was driven by higher borrowing costs, partially offset by higher equipment sales gross profit of $398 million in 2006 versus $345 million in 2005, an increase of 15.4 percent, and the increase in financing revenue discussed above.  The decrease in gross profit margin is driven by lower financing margins due to higher borrowing costs, partially offset by an improvement in equipment sales margins.

Global Financing pre-tax income decreased 7.9 percent and 2.3 percent, respectively, for the third quarter and first nine months of 2006, when compared to the same periods last year.  The decrease in the third quarter was driven by the decrease in gross profit of $46 million discussed above.  The decrease in the first nine months of 2006 is primarily due to the decrease in gross profit of $39 million also discussed above.

The decrease in return-on-equity in the third quarter of 2006 versus the third quarter of 2005, and for the first nine months of 2006 compared to the first nine months of 2005 was primarily due to lower earnings.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2006	2005
Cash	$882	$1,292
Net investment in sales-type and direct
financing leases	9,508	9,876
Equipment under operating leases:
External clients	2,058	1,847
Internal clients(a) (b)	1,902	1,788
Client loans	8,478	8,486
Total client financing assets	21,945	21,997
Commercial financing receivables	3,889	5,070
Intercompany financing receivables(a) (b)	2,291	1,968
Other receivables	141	127
Other assets	774	711
Total financing assets	$29,921	$31,165
Intercompany payables(a)	$3,721	$5,262
Debt(c)	21,270	20,499
Other liabilities	1,861	2,348
Total financing liabilities	26,851	28,109
Total financing equity	3,070	3,056
Total financing liabilities and equity	$29,921	$31,165

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

Commercial financing originations arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing generally range from 30 to 90 days. Payment terms for accounts receivable financing generally range from 30 to 90 days.

Originations

The following are total external and internal financing originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Client financing:
External	$3,307	$2,868	$8,500	$7,903
Internal	312	248	854	723
Commercial financing	6,582	6,638	18,994	18,924
Total	$10,201	$9,754	$28,348	$27,550

Total new originations exceeded cash collections of client and commercial financing assets in the third quarter of 2006, which resulted in a net increase in financing assets of $306 million in this period versus June 30, 2006. The increase in originations was mainly due to improving volumes in client financing.  Cash collections of both customer and commercial financing assets exceeded new financing originations in the first nine months of 2006, which resulted in a net decline in financing assets from December 31, 2005.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Financing Assets by Sector

The following table presents the percentage of external financing assets by industry sector.

	At September 30, 2006	At December 31, 2005
Financial Services	37%	33%
Industrial	20	20
Business Partners*	15	19
Public	11	10
Distribution	8	8
Communications	6	6
Other	3	4
Total	100%	100%

*                    Business Partners financing assets represent a portion of commercial financing inventory and accounts receivable financing for terms generally less than 90 days.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At September 30, 2006	At December 31, 2005
Gross financing receivables	$21,517	$23,197
Specific allowance for doubtful accounts	319	421
Unallocated allowance for doubtful accounts	60	84
Total allowance for doubtful accounts	379	505
Net financing receivables	$21,138	$22,692
Allowance for doubtful account coverage	1.8%	2.2%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions) Dec. 31, 2005	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	September 30, 2006

$505	$(127)	$(27)	$28	$379

*                    Represents reserved receivables, net of recoveries, that were disposed of during the period.

**             Primarily represents currency translation adjustments.

The percentage of financing receivables reserved decreased from 2.2 percent at December 31, 2005 to 1.8 percent at September 30, 2006 due to the disposition of previously reserved receivables combined with lower requirements for additional reserves.  Unallocated reserves decreased 29 percent from $84 million at December 31, 2005 to $60 million at September 30, 2006.  The decrease in unallocated reserves is due to improved economic conditions and improved credit quality of the portfolio, as well as the decline in gross financing receivables.  Specific reserves decreased 24 percent from $421 million to $319 million in 2006.  The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $27 million for the nine months ended September 30, 2006, compared with a reduction of $48 million for the nine months ended September 30, 2005.  The continued reduction in bad debt expense was primarily attributed to the overall decline in the financing asset portfolio, as well as the improvement in economic conditions and the improved credit quality of the portfolio in the first nine months of 2006.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients.  Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 35.0 percent and 37.5 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2006 and 37.4 percent and 39.1 percent in the third quarter and first nine months, respectively, of 2005.  The decrease in the third quarter of 2006 was driven by the improvement in financing revenue and the decrease for the first nine months of 2006 was driven by a decline in external used equipment sales.  The gross margins on these sales were 32.6 percent and 40.8 percent in the third quarter of 2006 and 2005, respectively, and the gross margins were 38.1 percent and 31.4 percent for the first nine months of 2006 and 2005, respectively.  The decrease in gross margin in the third quarter of 2006 from the third quarter of 2005 was primarily due to a lower margin on internal equipment sales.  The increase in gross margin in the first nine months of 2006 from the first nine months of 2005 was largely due to prior year early terminations of internal leases and the subsequent sale of equipment to Global Services, which carried a low gross profit margin.

The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2005 and September 30, 2006 for consolidated IBM.  In addition, the table presents the residual value as a percentage of the original amount financed and a run out of the unguaranteed residual value over the remaining lives of these leases as of September 30, 2006.  In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment scheduled to be returned at end of lease. These third-party guarantees are included in lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease.  The aggregate asset values associated with the guarantees were $204 million and $110 million for the financing transactions originated during the quarters ended September 30, 2006 and September 30, 2005, respectively, and $447 million and $351 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The associated aggregate guaranteed future values at the scheduled end of lease were $10 million and $4 million for the financing transactions originated during the quarters ended September 30, 2006 and September 30, 2005, respectively, and $19 million and $13 million for the financing transactions originated during the nine months ended September 30, 2006 and September 30, 2005, respectively.  The cost of guarantees was $1.4 million for the quarter ended September 30, 2006 and $2.4 million for the quarter ended September 30, 2005, and $3.3 million and $4.9 million for each of the nine months ended September 30, 2006 and September 30, 2005, respectively.

Residual Value

			Amortization of Sept. 30, 2006 balance
(Dollars in millions)	Dec. 31, 2005 *	Sept. 30, 2006	2006	2007	2008	2009 and beyond
Sales-type and direct financing
Leases	$792	$818	$73	$231	$251	$263
Operating leases	258	304	51	99	88	66
Total unguaranteed residual value	$1,050	$1,122	$124	$330	$339	$329
Related original amount financed	$23,397	$23,556
Percentage	4.5%	4.8%

*                    Restated to conform with 2006 presentation.

Debt

	At September 30, 2006	At December 31, 2005
Debt to equity ratio	6.9x	6.7x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1.  The debt is used to fund Global Financing assets. The debt is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivable. The intercompany loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 66.

The company’s Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal).  As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 64 and in Segment Information on pages 81 through 84.

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

Return on Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Numerator :
Global Financing after tax income*	$214	$234	$671	$693
Annualized after tax income (A)	$858	$937	$895	$924
Denominator :
Average Global Financing equity (B)**	$3,070	$3,073	$3,068	$3,124
Global Financing Return on Equity(A)/(B)	27.9%	30.5%	29.2%	29.6%

*                    Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**             Average of the ending equity for Global Financing for the last 2 quarters and 4 quarters, for the three months ended September 30 and for the nine months ended September 30, respectively

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software, and services businesses, originations for both client and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as client participation rates.

As a result of the company divesting its Personal Computing business to Lenovo in the second quarter of 2005, Global Financing will support Lenovo’s PC business through an exclusive, five year agreement covering all Global Financing lines of business effective May 1, 2005.  These financings with Lenovo are external revenue to Global Financing.

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

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company’s failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company’s ability to attract and retain key personnel; adverse affects from tax matters; currency fluctuations and customer financing risks; customer credit risk on trade receivables; the company’s failure to maintain the adequacy of its internal controls; the company’s use of certain estimates and assumptions; dependence on certain suppliers; changes in the financial or business condition of the company’s distributors or resellers; the company’s ability to successfully manage acquisitions and alliances; failure to have sufficient insurance; legal, political, health and economic conditions; risk factors related to IBM securities; and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company’s Form 10-K and in the company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II - Other Information

ITEM 1.  Legal Proceedings

                Refer to Note 12 on pages 21 to 25 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities,  Use of Proceeds and Issuer Repurchases of Equity Securities

                The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2006 - July 30, 2006	7,672,000	$76.39	7,672,000	$3,351,879,528
August 1, 2006 - August 31, 2006	6,331,200	$78.87	6,331,200	$2,852,567,932
September 1, 2006 - September 30, 2006	5,770,000	$81.73	5,770,000	$2,380,983,851
Total	19,773,200	$78.74	19,773,200

(1)             On April  25, 2006, the IBM Board of Directors authorized up to $4.0 billion in funds for use in the company’s common stock repurchase program.  IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase program does not have an expiration date.  This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax witholding obligations in connection with employee equity awards.

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

Date: October 31, 2006

	By:	/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller