Form 10-K
period 2006-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2007-02-27
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2006

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 9, 2007	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,505,528,922	New York Stock Exchange
Chicago Stock Exchange
6.45% Notes due 2007		New York Stock Exchange
5.375% Notes due 2009		New York Stock Exchange
4.00% Notes due 2011		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $116.9 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2006 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007 are incorporated by reference into Part III of Form 10-K.

PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological invention, and its operations and aims have been international in nature. This was signaled over 80 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: IBM is a globally integrated innovation company, serving the needs of enterprises and institutions worldwide. To help clients achieve growth, effectiveness, efficiency and the realization of greater value through innovation, IBM draws upon the world's leading systems, software and services capabilities.

* * *

Description of Business

        IBM is a globally integrated innovation company, serving the needs of enterprises and institutions worldwide. The company seeks to be a partner in its clients' success by enabling their own capacity to innovate, so that they may differentiate themselves for competitive advantage in a globalized economy. IBM views enterprise innovation not only in terms of products and services, but across all dimensions of a business: its business processes, business model, management systems, culture and role in society. To help clients achieve growth, effectiveness, efficiency and the realization of greater value through innovation, IBM draws upon the world's leading systems, software and services capabilities.

IBM's Strategy

        The company has divested low growth commoditizing product lines and acquired higher value opportunities to leverage IBM's infrastructure.

        In IBM's view, the future of business is being shaped by the forces of global integration and innovation. They are foundational and intimately related to one another. A globally integrated enterprise is a new institutional form that shapes its strategy, management and operations globally, based on economics, expertise and open business environments. It is optimized for innovation in a worldwide economy and society that are increasingly integrated and specialized. IBM's strategic moves over the past several years—from divestitures and acquisitions, to areas of focus for innovation, to the transformation of its core lines of business—have been shaped by this vision.

        IBM's strategic priorities to pursue this vision include:

  •
  Offering enterprises in the global economy innovative, high-value solutions based on IBM's ability to integrate technology and business model innovation to deliver measurable results for IBM and its clients;

  •
  Leading in the delivery of business value by providing business and information technology consulting and implementation services; building, running and maintaining cross-industry and industry-specific business process services; leveraging leadership technology and engineering services; and accelerating increased business value through Service Oriented Architectures (SOA) and Information on Demand;

  •
  Leading in the delivery of advanced infrastructure through enterprise SOA and infrastructure software and services; increased share leadership in servers; driving to leadership in storage; and leading the transition to standardized services offerings; and

  •
  Making IBM the premier Globally Integrated Enterprise—lowering costs and increasing effectiveness by integrating the company's decision-making at the point of client contact ("lowering IBM's center of gravity"); moving work to where it can best be performed; focusing IBM's resources to create the greatest value; and excelling in business collaboration.

IBM's Capabilities

        To execute its strategy, IBM's business comprises three principal business segments:

  •
  Systems and Financing

  •
  Software

  •
  Services

SYSTEMS AND FINANCING

Systems

        Servers.    IBM systems using IBM operating systems (System z and System i), as well as AIX, the IBM UNIX operating system (System p and BladeCenter) and the Microsoft Windows operating system (System x and BladeCenter). All servers can also run Linux, a key open source operating system.

        Storage.    Data storage products, including disk, tape, optical and storage area networks (SAN).

        Microelectronics.    Semiconductor design and manufacturing of customized products including microprocessors, application specific integrated circuits and standard products for IBM systems and external clients.

        Engineering and Technology Services (E&TS).    System and component design services, strategic outsourcing of clients' design teams, and technology and manufacturing consulting services.

        Printing Systems.    Production print solutions, on demand print related solutions, enterprise workgroup print technologies, print management software, services and maintenance.

        Retail Store Solutions.    Point-of-sale retail systems, software and solutions.

Financing

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

SOFTWARE

        Information Management Software.    Advanced database, content management and information integration software that helps companies integrate, manage and gain value from their business information.

        Lotus Software.    Collaboration, messaging and social networking software that enables businesses to communicate, collaborate and increase productivity.

        Rational Software.    Software and process automation tools that help clients manage the business process of software and systems delivery.

        Tivoli Software.    Software for infrastructure management, including security and storage management that will help organizations better manage their IT infrastructure to more effectively deliver IT services.

        WebSphere Software.    Provides the foundation for web-enabled applications and is a key product set in deploying a Service Oriented Architecture. Management of a wide variety of business processes using open standards to interconnect applications, data and operating systems.

        Product Lifecycle Management (PLM).    Software that enables clients to improve their product development processes and their ability to use product-related information across their businesses.

        Operating Systems.    Software engines that manage the fundamental processes that make computers run.

SERVICES

        Business Process Services (BPS).    A range of offerings from standardized processing platforms and Business Process Outsourcing (BPO) through Business Transformation Outsourcing (BTO) that delivers improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Consulting and Systems Integration (C&SI).    Delivery of value to clients through consulting services for client relationship management, financial management, human capital, business strategy and change and supply chain management.

        Strategic Outsourcing Services (SO).    Comprehensive IT services integrated with business insight working with clients to reduce costs and improve productivity through the outsourcing of processes and operations.

        Integrated Technology Services (ITS).    Services offerings that help clients access, manage and support their technology infrastructures, through a combination of skilled resources, software and IBM's knowledge of business processes.

        Maintenance.    A number of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructure.

        Application Management Services (AMS).    Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications.

        Applications on Demand (AoD).    Solutions for the management of clients' Web-based infrastructure and business applications, as well as a growing portfolio of industry-specific independent software vendor (ISV) solutions that are delivered as a service.

Business Segments

        Organizationally, the company's major operations comprise a Global Technology Services segment; a Global Business Services segment; a Systems and Technology Group segment; a Software segment; and a Global Financing segment.

        GLOBAL SERVICES is a critical component of the company's strategy of providing insight and solutions to clients. While solutions often include industry-leading IBM software and hardware, other suppliers' products are also used if a client solution requires it. Contracts for IBM services—commonly referred to as "signings"—can range from less than one year to over ten years. Within Global Services there are two reportable segments: Global Technology Services and Global Business Services.

        Global Technology Services (GTS) segment primarily reflects infrastructure services, delivering value through the company's global scale, standardization and automation. It includes outsourcing services, Integrated Technology Services and Maintenance.

        Global Business Services (GBS) segment primarily reflects professional services, delivering business value and innovation to clients through solutions which leverage industry and business process expertise. It includes consulting, systems integration and Application Management Services.

        SYSTEMS AND TECHNOLOGY GROUP provides IBM's clients with business solutions requiring advanced computing power and storage capabilities. Approximately 55 percent of the Systems and Technology Group's server and storage sales transactions are through business partners; approximately 45 percent are direct to end-user clients, more than half of which are through the Web at ibm.com. In addition, the group provides leading semiconductor technology and products, packaging solutions and engineering technology services to clients and for IBM's own advanced technology needs. While not reported as external revenue, hardware is also deployed to support services solutions.

        SOFTWARE consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform. IBM Middleware is designed to open standards which allows the efficient integration of disparate client applications that may have been built internally, or provided by package software vendors or system integrators. Operating systems are the software engines that run computers. In addition, Software includes Product Lifecycle Management software which primarily serves the Industrial sector. Approximately 25 percent of software transactions are sold through business partners. Also, 50 percent of external Software revenue relates to one-time charge (OTC) arrangements, whereby the client pays one up-front payment for a perpetual license. The remaining annuity-based revenue consists of both maintenance revenue sold with OTC arrangements, as well as revenue from software sold on a recurring license charge arrangement. Typically, arrangements for the sale of OTC software include one year of maintenance. The client can also purchase ongoing maintenance after the first year, which includes product upgrades and technical support. While not reported as external revenue, software is also deployed to support services solutions.

        GLOBAL FINANCING is described on pages 49 through 53 in IBM's 2006 Annual Report to Stockholders.

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

        To facilitate its access to clients and local markets and to improve productivity, the Sales and Distribution organization utilizes geographic organizations in the Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific geographies. This structure enables resources and decision making to be closer to the clients.

        The majority of IBM's revenue, excluding the company's original equipment manufacturer (OEM) technology business, occurs in industries that are broadly grouped into six sectors:

  •
  Financial Services: Banking, Financial Markets, Insurance

  •
  Public: Education, Government, Healthcare, Life Sciences

  •
  Industrial: Aerospace and Defense, Automotive, Chemical and Petroleum, Electronics

  •
  Distribution: Consumer Products, Retail, Travel and Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  Small and Medium Business: Mainly companies with less than 1,000 employees

Internal Routes-to-Market

        Services consultants focused on selling end-to-end solutions for large, complex business challenges.

        Hardware and software brand specialists selling IBM products as parts of discrete technology decisions and as part of broader client solutions.

        ibm.com provides fast, easy access to IBM's product and business expertise via the Web and telephone. In addition, ibm.com identifies business opportunities for all of IBM's routes to market and provides online and telephone sales of standard hardware, software, services and financing for all size companies.

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

RESEARCH, DEVELOPMENT AND INTELLECTUAL PROPERTY

        IBM's research and development (R&D) operations differentiate IBM from its competitors. IBM annually spends approximately $6 billion for R&D, focusing its investments in high-growth, high-value opportunities. In 2006, the company's investment in R&D was approximately 15 percent of its combined hardware and software revenue. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2006 than any other company. This marks the 14th year in a row that IBM achieved this distinction.

        In addition to producing world-class hardware and software products, IBM innovations are a major differentiator in providing solutions for the company's clients through its growing services activities. The company's investments in R&D also result in intellectual property (IP) income of approximately $1 billion annually. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in either/both IBM products and/or the products of the licensee.

        In addition to these IP income sources, the company also generates value from its patent portfolio through cross-licensing arrangements and IP licensed in divestiture transactions. The value of these transactions is not readily apparent in the Consolidated Statement of Earnings, because income on cross-licensing arrangements is recorded only to the extent that cash is received. The value received for IP involving the sale of a business is included in the overall gain or loss from the divestiture, not in the separately presented IP income amounts on the Consolidated Statement of Earnings.

INTEGRATED SUPPLY CHAIN

        Just as IBM works to transform its clients' supply chains for greater efficiency and responsiveness to global market conditions, the company continues to derive business value from its own globally integrated supply chain, reinvented as a strategic advantage for the company to create value for clients and shareholders. IBM leverages its supply chain expertise for clients through its supply-chain business transformation outsourcing service to optimize and help run clients' end-to-end supply chain processes, from procurement to logistics.

        IBM spends approximately $36 billion annually through its supply chain, procuring materials and services around the world. The company's supply, manufacturing and logistics and customer fulfillment operations are integrated in one operating unit that has reduced inventories, improved response to marketplace opportunities and external risks and converted fixed to variable costs. Simplifying and streamlining internal processes has improved operations and sales force productivity and processes and these actions have improved client satisfaction when working with the company. Since some of the cost savings this unit generates are passed along to clients, they will not always result in a visible gross margin improvement in the company's Consolidated Statement of Earnings. IBM is continuing to apply the supply-chain principles of product manufacturing and delivery to service delivery across its solutions and services lines of business.

        In addition to its own manufacturing operations, the company uses a number of contract manufacturing (CM) companies around the world to manufacture IBM-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time-to-market for certain IBM products.

Key Business Drivers

        The following are some of the key drivers of the company's business.

ECONOMIC ENVIRONMENT AND CORPORATE SPENDING BUDGETS

        If overall demand for systems, software and services changes, whether due to general economic conditions or a shift in corporate buying patterns, sales performance could be impacted. IBM's diverse set of products and offerings is designed to provide more consistent results in both strong and weak economic environments. The company accomplishes this by not only having a mix of offerings with long-term cash and income streams, as well as cyclical transaction-based sales, but also by continually developing competitive products and solutions and effectively managing a skilled resource base. IBM continues to transform itself to take advantage of shifting demand trends, focusing on client- or industry-specific solutions, business performance and open standards.

INTERNAL BUSINESS TRANSFORMATION AND GLOBAL INTEGRATION INITIATIVES

        IBM continues to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions. In 2006, the company continued the global integration of its internal support functions—such as Legal, Finance, Human Resources, Information Technology and Real Estate Site Operations—which had been previously replicated for many of the individual countries where IBM operates. In addition to eliminating redundancies and overhead structures to drive productivity, this integration has improved IBM's capacity to innovate by providing greater clarity of key priorities around shared goals and objectives and led to a sharper focus for the company on learning, development and knowledge sharing. The company will continue to focus on global integration initiatives to improve productivity in its integrated supply chain, service delivery and internal support functions.

INNOVATION INITIATIVES

        IBM invests to improve its ability to help its clients innovate. Investment may occur in the research and development of new products and services, as well as in the establishment of new collaborative and co-creation relationships with developers, other companies and other institutions. Examples include IBM's leadership position in the design and fabrication of game processors; the design of smaller, faster and energy-efficient semiconductor devices; and the design of "grid" computing networks that allow computers to share processing power.

        Through the Global Innovation Outlook (GIO), IBM has opened up its technical and business forecasting processes to include external leaders from business, academia, the public sector, nongovernmental organizations and other influential constituents of the world community. The GIO takes a deep look at some of the most pressing issues facing the world and works toward providing solutions to those needs. In 2006, IBM also announced that it will invest $100 million over the next two years to pursue ten new businesses generated by InnovationJam, an on-line brainstorming session which brought together more than 150,000 people from 104 countries, including IBM employees, family members, universities, business partners and clients from 67 companies. Over two 72-hour sessions, participants posted more than 46,000 ideas as they explored IBM's most advanced research technologies and considered their application to real-world problems and emerging business opportunities.

OPEN STANDARDS

        The broad adoption of open standards is essential to the computing model for an on demand business and is a significant driver of collaborative innovation across all industries. Without interoperability among all manner of computing platforms, the integration of any client's internal systems, applications and processes remains a monumental and expensive task. The broad-based acceptance of open standards—rather than closed, proprietary architectures—also allows the computing infrastructure to more easily absorb (and thus benefit from) new technical innovations. IBM's support of open standards is evidenced by the enabling of its products to support open standards such as Linux, and the development of Rational software development tools, which can be used to develop and upgrade other companies' software products.

INVESTING IN GROWTH OPPORTUNITIES

        The company is continuing to refocus its business on the higher value segments of enterprise computing—providing technology and transformation services to clients' businesses. Consistent with that focus, the company continues to significantly invest in growth opportunities as a way to drive revenue growth and market share gains. Areas of investment include strategic acquisitions, primarily in software and services, focused client- and industry-specific solutions, maintaining technology leadership and emerging growth countries such as China, Russia, India and Brazil.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 10 to 14 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2006 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 111 to 115.

        Financial information by geographic areas—page 115.

        Amount spent during each of the last three years on R&D activities—page 93.

        Financial information regarding environmental activities—page 87.

        The number of persons employed by the registrant—pages 48 and 49.

        The management discussion overview—pages 14 and 15.

        Available information—page 121.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 27, 2007):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer:
Samuel J. Palmisano(1)	55	1997
Executive Vice President:
Nicholas M. Donofrio, Innovation and Techology	61	1995
Senior Vice Presidents:
Michael E. Daniels, Global Technology Services	52	2005
Douglas T. Elix, Group Executive, Sales & Distribution	58	1999
J. Bruce Harreld, Marketing and Strategy	56	1995
Paul M. Horn, Research	60	1996
Jon C. Iwata, Communications	44	2002
John E. Kelly, III, Technology and Intellectual Property	53	2000
Mark Loughridge, Chief Financial Officer	53	1998
J. Randall MacDonald, Human Resources	58	2000
Steven A. Mills, Group Executive, Software Group	55	2000
Robert W. Moffat, Jr., Integrated Operations	50	2002
Virginia M. Rometty, Global Business Services	49	2005
Linda S. Sanford, Enterprise On Demand Transformation	54	2000
Robert C. Weber, Legal and Regulatory Affairs, and General Counsel	56	2006
William M. Zeitler, Group Executive, Systems and Technology Group	59	2000
Vice Presidents:
Jesse J. Greene, Jr., Treasurer	61	2002
Daniel E. O'Donnell, Secretary	59	1998
Timothy S. Shaughnessy, Controller	49	2004

(1)
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of Robert C. Weber, has been an executive of IBM or its subsidiaries during the past five years.

        Mr. Weber was a partner at Jones Day, an international law firm, until joining IBM in 2006. He was with Jones Day for almost 30 years, and his career included counseling corporations, individuals and boards of directors, as well as extensive experience in corporate derivative litigation, federal and state enforcement actions and commercial litigation.

Item 1A. Risk Factors:

        Economic Environment and Corporate IT Spending Budgets:    If overall demand for systems, software and services changes, whether due to general economic conditions or a shift in corporate buying patterns, sales performance could be impacted. IBM's diverse set of products and offerings is designed to provide more consistent results in both strong and weak economic environments. The company accomplishes this by not only having a mix of offerings with long-term cash and income streams, as well as cyclical transaction-based sales, but also by continually developing competitive products and solutions and effectively managing a skilled resource base. IBM continues to transform itself to take advantage of shifting demand trends, focusing on client or industry-specific solutions, business performance and open standards.

        Internal Business Transformation and Global Integration Initiatives:    IBM continues to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions. In addition to eliminating redundancies and overhead structures to drive productivity, this integration has improved IBM's capacity to innovate by providing greater clarity of key priorities around shared goals and objectives and leads to a sharper focus for the company on learning, development and knowledge sharing. As IBM continues to drive higher levels of automation and integration into its business, IBM's dependency on internal IT systems also increases.

        Innovation Initiatives:    IBM invests to improve its ability to help its clients innovate. Investment may occur in the research and development of new products and services, as well as in the establishment of new collaborative and co-creation relationships with developers, other companies and other institutions. To deliver value that helps clients differentiate themselves for competitive advantage, IBM has been moving away from commoditized categories of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. In the highly competitive IT industry, with large diversified competitors as well as smaller and nimble single technology competitors, IBM's ability to continue its cutting-edge innovation is critical to maintaining and increasing market share. IBM is managing this risk by more closely linking its R&D organization to industry-specific and client-specific needs.

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

        Investing in Growth Opportunities:    The company is continuing to refocus its business on the higher value segments of enterprise computing—providing technology and transformation services to clients' businesses. Consistent with that focus, the company continues to significantly invest in growth opportunities, as a way to drive revenue growth and market share gains. IBM continues to invest in emerging growth countries such as China, Russia, India and Brazil. The developing nature of these countries presents political, social and economic risks to IBM's business, including the potential for inadequate infrastructure and labor disruptions.

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

        Seasonality of Revenues and Purchases:    IBM's revenues are affected by such factors as the introduction of new products and services, the length of the sales cycles and the seasonality of technology purchases. As a result, the company's results are difficult to predict. These factors historically have resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

        Local Legal, Economic and Health Conditions:    The company operates in more than 160 countries worldwide and derived more than half of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates could affect the company's business in that country and the company's results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions and inflation. In addition, any widespread outbreak of an illness or other health issue, such as severe acute respiratory syndrome (SARS), avian influenza (bird flu) or any other pandemic, or local or global health issues, could adversely affect the company's operations, its ability to source and deliver products and services to its customers and customer demand.

        Insurance:    The company maintains third party insurance coverage against various liability risks and risks of property loss. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

        Environmental Matters:    The company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the company's capital expenditures, results of operations and competitive position.

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

        Internal Controls:    Effective internal controls are necessary for the company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, the company's operating results could be affected. Pursuant to the Sarbanes-Oxley Act of 2002, the company is required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company's business and operating results could be harmed, the company could fail to meet its financial reporting obligations, and there could be a material adverse effect on the company's stock price.

        Use of Estimates:    In connection with the application of GAAP and the preparation of the Consolidated Financial Statements, the company uses certain estimates and assumptions, which are based on historical experience and management's knowledge of current events and actions that the company may undertake in the future. The company's most critical accounting estimates are described in the Management Discussion on pages 45 to 47 of IBM's 2006 Annual Report to Stockholders. In addition, as discussed in note O, "Contingencies and Commitments" on pages 89 to 92 of IBM's 2006 Annual Report to Stockholders, the company makes certain estimates under the provisions of SFAS No. 5 "Accounting for Contingencies", including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore, actual results may differ.

        Competitive Conditions:    The company operates in businesses that are subject to intense competitive pressures. The company's businesses face a significant number of competitors, ranging from Fortune 50 companies to an increasing number of relatively small, rapidly growing and highly specialized organizations. The company believes that its combination of technology, performance, quality, reliability, price and the breadth of products and service offerings are important competitive factors. Intense competitive pressures could affect prices or demand for the company's products and services, resulting in reduced profit margins and/or loss of market opportunity. Unlike many of its competitors, the company has a broad set of capabilities and businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, the company may not fund or invest in certain of its businesses to the same degree that its competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete.

        Volatility of Stock Price:    The company's stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the company's stock price is subject to significant volatility.

        Dependence on and Compensation of Key Personnel:    Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that IBM will be able to successfully retain and attract the key personnel it needs. In addition, companies in the information technology and services industry whose employees accept positions with IBM may claim that IBM has interfered with noncompete obligations of their former employees, engaged in unfair hiring practices or that the employment of these persons by IBM would involve the disclosure or use of trade secrets. Any such claims could limit or prevent IBM from hiring employees or cause it to incur liability for damages or substantial costs in defending the company or its employees against these claims, whether or not they have merit. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

        Relationships with Critical Suppliers:    IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on single or a limited number of suppliers, although the company makes every effort to assure that alternative sources are available if the need arises. The failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities and in a timely manner could adversely affect the company's business.

        Currency and Customer Financing Risks:    The company derives a significant percentage of its non-U.S. revenues from its affiliates operating in local currency environments and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's customer financing business are risks related to the concentration of credit risk, the creditworthiness of the client, interest rate and currency fluctuations on the associated debt, liabilities and the determination of residual values, and the financing of other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments. Derivatives involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage these risks will be successful.

        Customer Credit Risk on Trade Receivables:    The company's diversified client base includes a large number of worldwide enterprises, from small and medium businesses to the world's largest organizations, companies and governments. Most of the company's sales are on an open credit basis and the company performs ongoing credit evaluations of its clients' financial conditions. The company maintains reserves that it believes are adequate to cover exposure for any uncollectible trade receivables and regularly reviews such reserves by considering factors such as write-off history, aging analysis and any specific, known troubled accounts. Customer credit risk is mitigated due to the large number of clients constituting the company's worldwide client base and their dispersion across many different industries and geographies. If the company becomes aware of additional information related to the credit worthiness of a major customer, or, if future actual default rates on trade receivables in general differ from those currently anticipated, the company may have to adjust its reserves, which could affect the company's consolidated net income in the period the adjustments are made.

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

        Risk Factors Related to IBM Securities:    The company issues debt securities in the worldwide capital markets from time to time, with a variety of different maturities and in different currencies. The value of our debt securities fluctuates based on many factors, including changes in interest rates, the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental and stock exchange regulations and other factors over which the company has little or no control. The company's ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under Item 1A. entitled "Risk Factors". There can be no assurance that the company will be able to manage any of these risks successfully.

        The company also issues its common stock from time to time in connection with various compensation plans, contributions to its pension plan and certain acquisitions. The market price of IBM common stock is subject to significant volatility, due to factors described under Item 1A. entitled "Risk Factors", including the section entitled "Volatility of Stock Price", as well as economic and geopolitical conditions generally, trading volumes, speculation by the press or investment community about our financial condition, and other factors, many of which are beyond the company's control. Since the market price of IBM's common stock fluctuates significantly, stockholders may not be able to sell our stock at attractive prices.

        In addition, changes by any rating agency to the company's outlook or credit ratings can negatively impact the value and liquidity of both our debt and equity securities. The company does not make a market in either its debt or equity securities and cannot provide any assurances with respect to the liquidity or value of such securities.

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2006, IBM's manufacturing and development facilities in the United States had aggregate floor space of 20 million square feet, of which 16 million was owned and 4 million was leased. Of these amounts, 2 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 8 other countries totaled 6 million square feet, of which 3 million was owned and 3 million was leased. Of these amounts, 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note O, "Contingencies and Commitments" on pages 89 to 92 of IBM's 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 117 and 121 of IBM's 2006 Annual Report to Stockholders which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and Chicago Stock Exchange. There were 609,928 common stockholders of record at February 9, 2007.

        Refer to Item 12, under the caption "Equity Compensation Plan Information" on pages 17 and 18, for additional information on the company's equity compensation plans.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2006— October 31, 2006	5,440,000	$88.73	5,440,000	$5,898,297,267
November 1, 2006— November 30, 2006	5,101,300	$92.40	5,101,300	$5,426,920,363
December 1, 2006— December 31, 2006	4,570,000	$94.92	4,570,000	$4,993,130,012

Total	15,111,300	$91.84	15,111,300

(1)
On April 25, 2006, the IBM Board of Directors authorized up to $4.0 billion in funds for use in the company's common stock repurchase program. On October 31, 2006, the Board of Directors authorized an additional $4.0 billion in funds for use in such programs. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 116 and 117 of IBM's 2006 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 12 through 53 of IBM's 2006 Annual Report to Stockholders which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks:

        Refer to the section titled "Market Risk" on pages 47 and 48 of IBM's 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 54 through 115 of IBM's 2006 Annual Report to Stockholders which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 54 and 55 of IBM's 2006 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 27, 2007)" on page 9 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2006 Director Compensation Narrative," "2006 Director Compensation Table," "2006 Compensation Discussion and Analysis," "2006 Summary Compensation Table Narrative," "2006 Summary Compensation Table," "2006 Grants of Plan-Based Awards Table," "2006 Outstanding Equity Awards at Fiscal Year-End Narrative," "2006 Outstanding Equity Awards at Fiscal Year-End Table," "2006 Option Exercises and Stock Vested Table," "2006 Retention Plan Narrative," "2006 Retention Plan Table," "2006 Pension Benefits Narrative," "2006 Pension Benefits Table," "2006 Nonqualified Deferred Compensation Narrative," "2006 Nonqualified Deferred Compensation Table," "2006 Potential Payments Upon Termination Narrative," and "2006 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2006 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Common Stock and Total Stock-Based Holdings of Management" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, all of which information is incorporated herein by reference.

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)
Equity compensation plans approved by security holders	112,226,707	$101.28	104,489,008
Equity compensation plans not approved by security holders	95,436,516	$86.94	27,317,259
Total	207,663,223	$94.69	131,806,267

(1)
In connection with 25 acquisition transactions, 3,246,399 additional options are outstanding as a result of the company's assumption of options granted by the acquired entities. The weighted average exercise price of these options is $77. The company has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies. In addition, columns (a) and (b) of the table above do not include 12,691,999 restricted stock units, including restricted stock units payable under outstanding performance stock units assuming 100% of the performance objectives are achieved.

        The table does not include 71,080 Promised Fee Shares that are outstanding under the Directors Deferred Compensation and Equity Award Plan ("DCEAP")—see "General Information—2006 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, all of which information is incorporated herein by reference. The company has issued 57,918 shares of IBM common stock under the DCEAP through 2006, and 705,196 shares remain available for issuance thereunder.

        The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2001 LONG-TERM PERFORMANCE PLAN

        The 2001 Long-Term Performance Plan (the "2001 Plan") is used to fund awards for employees other than senior executives of the Company. Awards for senior executives of the company will continue to be funded from the stockholder-approved 1999 Long-Term Performance Plan (the "1999 Plan"). Otherwise, the provisions of the 2001 Plan are identical to the 1999 Plan, including the type of awards that may be granted under the plan (stock options, restricted stock and unit awards and long-term performance incentive awards).

        The 2001 Plan is administered by the Executive Compensation and Management Resources Committee of the Board of Directors, and that committee may delegate to officers of the Company certain of its duties, powers and authority. Payment of awards may be made in the form of cash, stock or combinations thereof and may be deferred with committee approval. Awards are not transferable or assignable except (i) by law, will or the laws of descent and distribution, (ii) as a result of the disability of the recipient, or (iii) with the approval of the committee.

        If the employment of a participant terminates, other than as a result of the death or disability of a participant, all unexercised, deferred and unpaid Awards shall be canceled immediately, unless the Award Agreement provides otherwise. In the event of the death of a participant or in the event a participant is deemed by the company to be disabled and eligible for benefits under the terms of the IBM Long-Term Disability Plan (or any successor plan or similar plan of another employer), the participant's estate, beneficiaries or representative, as the case may be, shall have the rights and duties of the participant under the applicable Award Agreement. In addition, unless the Award Agreement specifies otherwise, the committee may cancel, rescind, suspend, withhold or otherwise limit or restrict any unexpired, unpaid, or deferred Awards at any time if the participant is not in compliance with all applicable provisions of the Award Agreement and the Plan. In addition, Awards are cancelled if the participant engages in any conduct or act determined to be injurious, detrimental or prejudicial to any interest of the company.

PWCC ACQUISITION LONG-TERM PERFORMANCE PLAN

        The IBM PWCC Acquisition Long-Term Performance Plan (the "PWCC Plan") was adopted by the Board of Directors in connection with the Company's acquisition of PricewaterhouseCoopers Consulting ("PwCC") from PricewaterhouseCoopers LLP, as announced on October 1, 2002. The PWCC Plan has been and will continue to be used solely to fund awards for employees of PwCC who have come over to the company as a result of the acquisition. Awards for senior executives of the company will not be funded from the PWCC Plan. The terms and conditions of the PWCC Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2006 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 55).

      Consolidated Statement of Earnings for the years ended December 31, 2006, 2005 and 2004 (page 56).

      Consolidated Statement of Financial Position at December 31, 2006 and 2005 (page 57).

      Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (page 58).

      Consolidated Statement of Stockholders' Equity at December 31, 2006, 2005 and 2004 (pages 59 through 61).

      Notes to Consolidated Financial Statements (pages 62 through 115).

    2.
    Financial statement schedules required to be filed by Item 8 of this Form:

Page	Schedule Number
24		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
25		Report of Independent Registered Public Accounting Firm.
S-1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

        Included in this Form 10-K:

12	—	Computation of Ratio of Earnings From Continuing Operations to Fixed Charges.
13	—	IBM's 2006 Annual Report to Stockholders, certain sections of which have been incorporated herein by reference.
21	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm.
23.2	—	Consent of Independent Registered Public Accounting Firm.
24.1	—	Powers of Attorney.
24.2	—	Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney.
31.1	—	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Not included in this Form 10-K:

—	The By-laws of IBM as amended through April 25, 2006, are Exhibit 3 to Form 10-Q filed April 25, 2006, and is hereby incorporated by reference.
—	The Certificate of Incorporation of IBM is Exhibit 3.1 to Form 8-K filed November 30, 2006, and is hereby incorporated by reference.
—	The IBM 1999 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM 2001 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	The IBM PwCC Acquisition Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	December 2005 Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2005, incorporated by reference to Registration Statement 333-33692 on Form S-8, dated March 31, 2000, and is hereby incorporated by reference.
—	The IBM Supplemental Executive Retention Plan, a compensatory plan, effective July 1, 1999, as amended through February 17, 2006 filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference.
—	December 2005 Amendments to the IBM Savings Plan, a compensatory plan, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2005, incorporated by reference to Registration Statement 333-09055 on Form S-8, dated July 29, 1996, and is hereby incorporated by reference.
—	Forms of LTPP Stock Option Award Agreement, Buy-First Stock Option Award Agreement, Restricted Stock Unit Agreement, Special Restricted Stock Unit Agreement, and Performance Stock Unit Award Agreement filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference.
—	Form of Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.
—	Form of Noncompetition Agreement, filed as Attachment 1 to Form 8-K dated April 6, 2005, and is hereby incorporated by reference.

—	Board of Directors compensatory plans, as described under the caption General Information—2006 Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, and are hereby incorporated by reference.
—	IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.
—	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference.
—	The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference.
—	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
—	The IBM Savings Plan, a compensatory plan, as amended and restated effective as of January 1, 2005, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-09055 on Form S-8 dated July 29, 1996. Such plan, as amended, was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-33692 on Form S-8 dated March 31, 2000. Such plan, as amended, was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	The IBM 2003 Employees Stock Purchase Plan, as amended through April 1, 2005, which plan was previously filed as Appendix A to IBM's definitive proxy statement dated March 10, 2003. Such plan, as amended, was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference.
—	The $10,000,000,000 5-Year Credit Agreement dated as of June 28, 2006, among International Business Machines Corporation, each Subsidiary Borrower, the several banks and other financial institutions from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, and Citibank, N.A. as Syndication Agent was filed as Exhibit 10.1 to Form 8-K dated June 29, 2006, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.
—	The instruments defining the rights of holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.
—	The instruments defining the rights of holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibit 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.

—	The instrument defining the rights of holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibits 2 and 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference.
—	The instruments defining the rights of the holders of the 4.00% Notes due 2011 is Exhibit 2 to Form 8-K, filed on November 9, 2006, and is hereby incorporated by reference.
—	IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, certain sections of which have been incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO Samuel J. Palmisano Chairman of the Board, President and Chief Executive Officer
Date: February 27, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President, Chief Financial Officer	February 27, 2007
/s/ TIMOTHY S. SHAUGHNESSY Timothy S. Shaughnessy	Vice President and Controller	February 27, 2007
Cathleen Black Kenneth I. Chenault Juergen Dormann Michael L. Eskew Shirley Ann Jackson Minoru Makihara Lucio A. Noto James W. Owens Joan E. Spero Sidney Taurel Charles M. Vest Lorenzo H. Zambrano	Director Director Director Director Director Director Director Director Director Director Director Director	By:	/s/ Daniel E. O'Donnell Daniel E. O'Donnell Attorney-in-fact February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 appearing in the 2006 Annual Report to Shareholders of International Business Machines Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
International Business Machines Corporation:

        We have audited the statement of revenues and expenses of the Business Consulting Services Reporting Unit (the "Reporting Unit") (a reporting unit as defined in Statement of Financial Accounting Standards No. 142), of International Business Machines Corporation (the "Company") for the year ended December 31, 2004 (the "statement") (not separately presented herein). The statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the statement based on our audit.

        We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

        The statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for use by the Company in connection with its various filings with the Commission). Certain corporate expenses, that are not the responsibility of the Reporting Unit, and which have not been allocated, have been excluded from the statement. Accordingly, the statement is not intended to be a complete presentation of the results of operations of the Reporting Unit.

        In our opinion, the statement referred to above present fairly, in all material respects, the revenues and expenses of the Reporting Unit for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Ernst & Young LLP
New York, New York February 22, 2005

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2006
—Current	$696	$(10)	$(177)	$34	$543

—Noncurrent	$63	$(2)	$(20)	$7	$48

2005
—Current	$971	$15	$(215)	$(75)	$696

—Noncurrent	$97	$(24)	$(14)	$4	$63

2004
—Current	$1,100	$115	$(296)	$52	$971

—Noncurrent	$119	$14	$(43)	$7	$97

Allowance For Inventory Losses
2006	$641	$281	$(330)	$20	$612

2005	$655	$307	$(290)	$(31)	$641

2004	$721	$327	$(428)	$35	$655

Revenue Based Provisions
2006	$880	$5,399	$(5,205)	$(85)	$990

2005	$1,048	$4,762	$(4,887)	$(43)	$880

2004	$1,088	$5,184	$(5,247)	$23	$1,048

*
Additions for Allowance for Doubtful Accounts and Allowance for Inventory Losses are charged to cost and expense accounts, while Revenue Based Provisions are charged to revenue accounts.

**
Primarily comprises currency translation adjustments.

S-1

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
(3)	Certificate of Incorporation and Bylaws
The Certificate of Incorporation of IBM is Exhibit 3.1 to Form 8-K filed November 30, 2006, and is hereby incorporated by reference
The Bylaws of IBM as amended through April 25, 2006 are Exhibit 3 to Form 10-Q filed April 25, 2006, and is hereby incorporated by reference
(4)	Instruments defining the rights of security holders

The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d) to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3 to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference
The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference

The instruments defining the rights of the holders of the 6.45% Notes due 2007 and the 6.22% Debentures due 2027 are Exhibit 2 and 3 to Form 8-K, filed on August 1, 1997, and are hereby incorporated by reference
The instrument defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference
The instrument defining the rights of the holders of the 5.375% Notes due 2009 is Exhibit 2 to Form 8-K, filed on January 29, 1999, and is hereby incorporated by reference
The instruments defining the rights of the holders of the 4.00% Notes due 2011 is Exhibit 2 to Form 8-K, filed on November 9, 2006, and is hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

The IBM 1999 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.*

The IBM 2001 Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.*

The IBM PwCC Acquisition Long Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.*
Form of Restricted Stock Unit and Stock Option Award Agreement, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004, and is hereby incorporated by reference.*

Forms of LTPP Stock Option Award Agreement, Buy-First Stock Option Award Agreement, Restricted Stock Unit Agreement, Special Restricted Stock Unit Agreement, and Performance Stock Unit Award Agreement filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Attachment 1 to Form 8-K dated April 6, 2005, and is hereby incorporated by reference*

Board of Directors compensatory plans as described under the caption "General Information—2006 Directors' Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007, and are hereby incorporated by reference.*

The IBM Supplemental Executive Retention Plan, a compensatory Plan, effective July 1, 1999, as amended through February 17, 2006 filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference*
The IBM Executive Deferred Compensation Plan is contained in Registration Statement No. 333-33692 as Exhibit 4 on Form S-8, filed March 31, 2000, and is hereby incorporated by reference*

December 2005 Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2005, incorporated by reference to Registration Statement 333-33692 on Form S-8, dated March 31, 2000, and is hereby incorporated by reference*

	The IBM Board of Directors Deferred Compensation and Equity Award Plan is Exhibit X to Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference*
	The IBM Non-Employee Directors Stock Option Plan is Appendix B to IBM's definitive Proxy Statement dated March 14, 1995, and is hereby incorporated by reference*
	The IBM Extended Tax Deferred Savings Plan is Exhibit X to Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference*

	The IBM Savings Plan, a compensatory plan, as amended and restated effective as of January 1, 2005, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-09055 on Form S-8 dated July 29, 1996, such plan, as amended, was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference*

	December 2005 Amendments to the IBM Savings Plan, a compensatory plan, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2005, incorporated by Reference to Registration Statement 333-09055 on Form S-8 dated July 29, 1996, and is hereby incorporated by reference.*

	Amendments to the IBM Executive Deferred Compensation Plan, a compensatory plan, which plan was previously filed as Exhibit 4 to Registration Statement No. 333-33692 on Form S-8 dated March 31, 2000, such plan, as amended, was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference*

	The IBM 2003 Employees Stock Purchase Plan, as amended through April 1, 2005, which plan was previously filed as Appendix A to IBM's definitive proxy statement dated March 10, 2003, such plan, as amended, was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, and is hereby incorporated by reference*

	The $10,000,000,000 5-Year Credit Agreement dated as of June 28, 2006, among International Business Machines Corporation, each Subsidiary Borrower, the several banks and other financial institutions from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, and Citibank, N.A., as Syndication Agent was filed as Exhibit 10.1 to Form 8-K dated June 29, 2006, and is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note S, "Earnings Per Share of Common Stock" on page 95 of IBM's 2006 Annual Report to Stockholders, and is hereby incorporated by reference
(12)	Statement re computation of ratios	12

(13)	Annual report to security holders**	13
(18)	Letter re change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(23.2)	Consent of experts	23.2
(24.1)	Powers of attorney	24.1
(24.2)	Resolutions of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

*
Management contract or compensatory plan or arrangement.

**
The Performance Graphs, set forth on pages 118 and 119 of IBM's 2006 Annual Report to Stockholders, are deemed to be furnished but not filed.

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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
  SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)
EXHIBIT INDEX