Form 10-Q
period 2007-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2007-04-24
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

The registrant has 1,484,827,275 shares of common stock outstanding at March 31, 2007.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2007	2006*
Revenue:*
Services	$12,423	$11,590
Sales	8,985	8,486
Financing	621	583
Total revenue	22,029	20,659

Cost:*
Services	9,050	8,521
Sales	3,809	3,776
Financing	304	275
Total cost	13,163	12,571

Gross profit	8,866	8,088

Expense and other income:
Selling, general and administrative	5,089	4,602
Research, development and engineering	1,509	1,456
Intellectual property and custom development income	(205)	(229)
Other (income) and expense	(180)	(246)
Interest expense	73	66
Total expense and other income	6,287	5,648

Income from continuing operations before income taxes	2,579	2,440
Provision for income taxes	735	732

Income from continuing operations	1,844	1,708

* Reclassified to conform with 2007 presentation; see Note 1 on page 6 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS — (CONTINUED)
(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2007	2006
Discontinued operations
Loss from discontinued operations, net of tax	—	—
Net income	$1,844	$1,708

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.21	$1.08
Discontinued operations	0.00	0.00
Total	$1.21	$1.08

Basic
Continuing operations	$1.23	$1.09
Discontinued operations	0.00	0.00
Total	$1.23	$1.09

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,522.8	1,587.2
Basic	1,499.5	1,564.5
Cash dividends per common share	$0.30	$0.20

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$6,953	$8,022
Marketable securities	3,829	2,634
Notes and accounts receivable — trade (net of allowances of $221 in 2007 and $221 in 2006)	10,178	10,789
Short-term financing receivables (net of allowances of $282 in 2007 and $307 in 2006)	12,947	15,095
Other accounts receivable (net of allowances of $12 in 2007 and $15 in 2006)	892	964
Inventories, at lower of average cost or market:
Finished goods	762	506
Work in process and raw materials	2,150	2,304
Total inventories	2,912	2,810
Deferred taxes	1,751	1,806
Prepaid expenses and other current assets	2,985	2,539
Total current assets	42,446	44,660

Plant, rental machines and other property	36,722	36,521
Less: Accumulated depreciation	22,308	22,082
Plant, rental machines and other property — net	14,414	14,440
Long-term financing receivables	10,123	10,068
Prepaid pension assets	10,994	10,629
Intangible assets — net	2,157	2,202
Goodwill	13,103	12,854
Investments and sundry assets	8,383	8,381
Total assets	$101,619	$103,234

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At March 31, 2007	At December 31, 2006*
	Liabilities and Stockholders’ Equity
	Current liabilities:
	Taxes	$2,096	$4,670
	Short-term debt	9,661	8,902
	Accounts payable	6,859	7,964
	Compensation and benefits	3,615	4,595
	Deferred income	9,380	8,587
	Other accrued expenses and liabilities	5,152	5,372
	Total current liabilities	36,763	40,091

	Long-term debt	14,285	13,780
	Retirement and nonpension postretirement benefit obligations	13,151	13,553
	Other liabilities	9,613	7,304
	Total liabilities	73,811	74,728

	Stockholders’ equity:

	Common stock, par value $0.20 per share, and additional paid-in capital	32,264	31,271
	Shares authorized: 4,687,500,000
Shares issued:	2007 — 2,022,374,103
	2006 — 2,008,470,383
	Retained earnings	53,878	52,432

	Treasury stock — at cost	(49,726)	(46,296)
Shares:	2007 — 537,546,828
	2006 — 501,987,771

	Accumulated gains and (losses) not affecting retained earnings	(8,607)	(8,901)
	Total stockholders’ equity	27,809	28,506
	Total liabilities and stockholders’ equity	$101,619	$103,234

* Reclassified to conform with 2007 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2007	2006
Cash flow from operating activities from continuing operations:
Net income	$1,844	$1,708
Loss from discontinued operations	—	—
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	949	943
Amortization of intangibles	291	265
Stock-based compensation	178	200
Net gain on asset sales and other	(88)	(9)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(157)	4
Net cash provided by operating activities from continuing operations	3,016	3,110

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(917)	(782)
Investment in software	(215)	(194)
Acquisition of businesses, net of cash acquired	(205)	(748)
Purchases of marketable securities and other investments	(8,443)	(6,807)
Proceeds from sale of marketable securities and other investments	7,362	4,523
Net cash used in investing activities from continuing operations	(2,418)	(4,008)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	900	101
Payments to settle debt	(104)	(297)
Short-term borrowings less than 90 days — net	436	100
Common stock transactions — net	(2,498)	(2,144)
Cash dividends paid	(452)	(313)
Net cash used in financing activities from continuing operations	(1,717)	(2,553)

Effect of exchange rate changes on cash and cash equivalents	52	22
Net cash used in discontinued operations — operating activities	(3)	(4)
Net change in cash and cash equivalents	(1,070)	(3,433)

Cash and cash equivalents at January 1	8,022	12,568
Cash and cash equivalents at March 31	$6,953	$9,135

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1.       The accompanying consolidated financial statements and footnotes thereto are unaudited.  In the opinion of the management of International Business Machines Corporation (the company), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the company’s 2006 Annual Report for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the company’s 2006 Annual Report.

In the first quarter of 2007, the company changed the presentation of revenue and cost in the Consolidated Statement of Earnings to reflect the categories of Services, Sales, and Financing. Previously, the presentation included Global Services, Hardware, Software, Global Financing, and an Other category. In the past, these categories were aligned with the company’s reportable segment presentation of external revenue and cost. However, as the company moves toward delivering solutions which bring integrated software and services capabilities to its clients, the alignment between segments and categories will diverge. Therefore, there are situations where the Services segments could include software revenue, and conversely, the Software segment may have services revenue. The change was made to avoid possible confusion between the segment revenue and cost presentation and the required category presentation in the Consolidated Statement of Earnings.

The change only impacts the format for the presentation of the company’s revenue and cost in the Consolidated Statement of Earnings and does not reflect any change in the company’s reportable segment results or in the company’s organizational structure.  The periods presented in this Form 10-Q are reported on a comparable basis.  The management discussion and analysis of revenue and gross profit from continuing operations will focus on the segment view, as this is how the business is managed and is the best reflection of the company’s operating results and strategy.

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2.       The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax).

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Net income	$1,844	$1,708
Gains and (losses) not affecting retained earnings: (net of tax)
Foreign currency translation adjustments	90	138
Prior service costs, net gains/(losses) and transition assets/ (obligations)*	208	—
Minimum pension liability adjustments*	—	296
Net unrealized losses on marketable securities	(19)	(26)
Net unrealized gains/(losses) on cash flow hedge derivatives	14	(151)
Total net gains/(losses) not affecting retained earnings	294	258
Net income plus gains and (losses) not affecting retained earnings	$2,138	$1,966

*                    For additional information, see Note V on page 101 in the 2006 IBM Annual Report.

3.       Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Cost	$46	$56
Selling, general and administrative	112	122
Research, development and engineering	20	21
Pre-tax stock-based compensation cost	178	200
Income tax benefits	(66)	(73)
Total stock-based compensation cost	$111	$127

The reduction in pre-tax stock-based compensation cost for the three-month period ended March 31, 2007, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level and fair value of stock option grants ($8 million) and a reduction related to performance-based stock units ($14 million).

As of March 31, 2007, the balance of $1,038 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately two years.

There were no significant capitalized stock-based compensation costs at March 31, 2007 and 2006.

4.       In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on the company’s Consolidated Financial Statements.

In the first quarter of 2007, the company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The adoption of this Statement did not have a material effect on the company’s Consolidated Financial Statements.

In the first quarter of 2007, the company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this Statement did not have a material effect on the company’s Consolidated Financial Statements.

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 5 below for additional information, including the effects of adoption on the company’s Consolidated Statement of Financial Position.

5.       As highlighted in Note 4 above, the company adopted the provisions of FIN 48 on January 1, 2007.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and an increase of $117 million to the January 1, 2007 Retained earnings balance.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $2,414 million.  This liability can be reduced by $458 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.  The net amount of $1,956 million, if recognized, would favorably affect the company’s effective tax rate.  In addition, consistent with the provisions of FIN 48, the company reclassified $1,971 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Consolidated Statement of Financial Position.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Statement of Financial Position at January 1, 2007 was $126 million; of this amount, $95 million was also reclassified from current to non-current liabilities upon adoption of FIN 48.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2000. During the quarter, the U.S. Internal Revenue Service commenced its audit of the company’s U.S. income tax returns for 2004 and 2005. The company anticipates that this audit will be completed by the end of 2008.  The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

6.       The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

			Yr. to Yr.
			Percent
(Dollars in millions)	2007	2006	Change
For the three months ended March 31:
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$540	$523	3.3%
Nonpension postretirement plans — cost	103	100	3.0
Total	$643	$623	3.2%

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

	U.S. Plans				Non-U.S. Plans
(Dollars in millions)	2007		2006		2007	2006
For the three months ended March 31:
Service cost	$188		$182		$120	$154
Interest cost	646		616		374	379
Expected return on plan assets	(926)		(901)		(604)	(558)
Amortization of transition assets	—		—		(1)	(1)
Amortization of prior service cost	15		15		(31)	(3)
Recognized actuarial losses	169		203		209	186
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	92	*	115	*	67 **	157 **
Cost of other defined benefit plans	30		28		124	37
Total net periodic pension cost for all defined benefit plans	122		143		191	194
Cost of defined contribution plans	116		98		111	88
Total pension plan cost recognized in the Consolidated Statement of Earnings	$238		$241		$302	$282

*                    Represents the qualified portion of the IBM Personal Pension Plan.

**             Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2007, the company expects to contribute to its non-U.S. defined benefit plans approximately $620 million, which is the legally mandated minimum contribution for the company’s non-U.S. plans. In the first quarter of 2007, the company contributed approximately $153 million to its non-U.S. plans.

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Service cost	$17	$16
Interest cost	79	79
Amortization of prior service cost	(15)	(16)
Recognized actuarial losses	8	8
Net periodic postretirement plan cost - U.S. Plan	89	87
Cost of non-U.S. Plans	14	13
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$103	$100

The company received a $9.5 million subsidy in the first quarter of 2007 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see page 110 in the company’s 2006 Annual Report.

In addition, the company made a $500 million voluntary cash contribution to the U.S. nonpension postretirement benefit plan in March of 2007. This advance funding is in addition to ongoing contributions of approximately $400 million that will be made in 2007 which will be utilized to pay current year benefits. The $500 million contribution will be used to fund benefit payments in future years.

7.       During the three months ended March 31, 2007, the company completed four acquisitions at an aggregate cost of $251 million.

The Software segment completed two acquisitions: Consul Risk Management International BV., a privately held company, and Vallent Corporation, a privately held company. Each acquisition further complemented and enhanced the company’s portfolio of product offerings.

Global Technology Services (GTS) completed two acquisitions: Softek Storage Solutions Corporation, a privately held company and DM Information Systems, Ltd., a privately held company. Softek augments the company’s unified data mobility offerings and worldwide delivery expertise for managing data in storage array, host and virtualized IT environments. DMIS will enhance and complement the company’s Technology Service offerings.

Purchase price consideration was paid all in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2007.

	Amortization
(Dollars in millions)	Life (yrs.)	Acquisitions
Current assets		$90
Fixed assets/non-current		6
Intangible assets:
Goodwill	N/A	239
Completed technology	3	11
Client relationships	3—5	13
Other	2—4	6
In-process research and development		—
Total assets acquired		365
Current liabilities		(85)
Non-current liabilities		(30)
Total liabilities assumed		(115)
Total purchase price		$251

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired is 3.6 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $239 million has been assigned to the Software ($175 million) and Global Technology Services ($64 million) segments.

8.       The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2007, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		and Other	Balance
Segment	12/31/06	Additions	Adjustments	Divestitures	Adjustments	3/31/07
Global Technology Services	$2,700	$64	$—	—	$(55)	$2,709
Global Business Services	3,811	—	(5)	—	89	3,895
Systems and Technology	214	—	—	—	—	214
Software	6,129	175	(20)	—	—	6,284
Global Financing	—	—	—	—	—	—
Total	$12,854	$239	$(25)	$—	$34	$13,103

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At March 31, 2007
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,878	$(827)	$1,052
Client-related	1,051	(464)	587
Completed technology	512	(161)	351
Strategic alliances	104	(94)	10
Patents/Trademarks	114	(37)	77
Other(a)	263	(183)	79
Total	$3,922	$(1,765)	$2,157

	At December 31, 2006
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,871	$(837)	$1,034
Client-related	1,038	(424)	614
Completed technology	500	(128)	372
Strategic alliances	104	(89)	15
Patents/Trademarks	112	(29)	83
Other(a)	264	(179)	84
Total	$3,888	$(1,686)	$2,202

(a)       Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems and impacts from currency translation.

The net carrying amount of intangible assets decreased $45 million during the first quarter of 2007, primarily due to the amortization of existing intangible asset balances, partially offset by capitalized software additions and acquired intangible assets. The aggregate intangible amortization expense was $291 million and $265 million for the quarters ended March 31, 2007 and 2006, respectively. In addition, in the first quarter, the company retired $209 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2007:

2007 (for Q2-Q4)	$797 million
2008	$700 million
2009	$337 million
2010	$154 million
2011	$100 million

9.       The table on page 43 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount.  Different results could occur if actuarial assumptions that are unique to the segments were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

10.     The following table provides a rollforward of the current and non-current liability balances for actions taken in the following periods: (1) the second-quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second-quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2006 Annual Report, Note R on page 93 for additional information on the actions taken in 2005.

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2006	Payments	Other Adj.*	3/31/2007
Current:
Workforce	$163	$(43)	$16	$135
Space	88	(16)	9	81
Other	6	—	—	7
Total Current	$257	$(59)	$25	$222
Non-current:
Workforce	$531	$—	$—	$531
Space	109	—	(8)	101
Total Non-current	$640	$—	$(7)	$632

*                    The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the quarter ended March 31, 2007, net adjustments to increase previously recorded liabilities for actions taken prior to 1994 ($2.6 million) were recorded: $2.3 million was included in Selling, General and Administrative expense and $0.3 million was recorded in Other (income) and expense.  In addition, interest expense (accretion) of $7.3 million was recorded in Selling, general and administrative expense and $1 million was recorded in Other (income) and expense.

11.     The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property, product liability, employment, benefits, securities and environmental matters. These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. The following is a discussion of some of the more significant legal matters involving the company.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group. The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. In October 2005, the company withdrew its patent counterclaims in an effort to simplify and focus the issues in the case and to expedite their resolution. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. A trial date has not been set.

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses. They claim damages based on the company’s termination of an education assistance program. On April 4, 2006, the trial court denied the company’s motion for summary judgment. On October 27, 2006, the Louisiana Supreme Court denied IBM’s writ seeking an appeal of the trial court’s decision to deny summary judgment. At present, trial briefs are due in June 2007.  No date has been set for trial.

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

On June 27, 2005, the company announced that it had received a request to voluntarily comply with an informal investigation by the staff of the SEC concerning the company’s disclosures relating to the company’s first-quarter 2005 earnings and expensing of equity compensation. On January 12, 2006, the company announced that it received notice of a formal, nonpublic investigation by the SEC of this matter. The company has been cooperating with the SEC, and will continue to do so. The SEC has informed the company that the investigation should not be construed as an indication that any violations of law have occurred.

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.”  Plaintiffs filed a corrected consolidated amended complaint dated May 19, 2006, in which they named the company and IBM’s Senior Vice President and Chief Financial Officer as defendants and alleged that defendants made certain misrepresentations and omissions in violation of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  On September 20, 2006, the Court denied a Motion to Dismiss that was filed by IBM.  On March 12, 2007, the plaintiffs’ class was certified.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government-controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter.

On January 24, 2006, a putative class action lawsuit was filed against IBM in federal court in San Francisco on behalf of technical support workers whose primary responsibilities are or were to install and maintain computer software and hardware. The complaint was subsequently amended on March 13, 2006. The First Amended Complaint, among other things, adds four additional named plaintiffs and modifies the definition of the workers purportedly included in the class. The suit, Rosenburg, et. al., v. IBM, alleges the company failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and asserts violations of various state wage requirements, including recordkeeping and meal-break provisions. The suit also asserts certain violations of ERISA. Relief sought includes back wages, corresponding 401(k) and pension plan credits, interest and attorneys’ fees. On January 11, 2007, the District Court granted preliminary approval to a class-wide settlement whereby IBM will place into a fund $65 million, plus certain interest accruing between December 1, 2006 until such time as the fund is transferred to the claims administrator, to pay claims asserted by class members, Plaintiffs’ attorneys’ fees and administrative costs. Individual payments will be based on factors, including the class member’s state of employment, time worked in the relevant job position and base salary. The District Court is scheduled to have a hearing to finally approve the settlement in July 2007. The charge associated with this settlement was consistent with a provision previously established by the company.

On October 23, 2006, the company filed two lawsuits against Amazon.com, Inc. (Amazon), in the United States District Court for the Eastern District of Texas, one in the Lufkin Division and one in the Tyler Division. The Lufkin suit alleges that Amazon has unlawfully infringed three IBM patents. The Tyler suit alleges that Amazon has unlawfully infringed two IBM patents. The Lufkin Division patents cover methods for storing data, presenting applications and presenting advertising on a computer network. The Tyler Division patents cover an electronic catalog requisition system and related information retrieval and ordering methods and a computer-implemented hypertext system and method for operating a computer-implemented object-oriented hypertext system. Each suit seeks, among other things, compensatory damages and injunctive relief. On December 14, 2006, Amazon answered, counterclaimed in each suit and sought to transfer the Lufkin suit to consolidate it with Tyler suit. IBM filed its opposition to the transfer motion on January 2, 2007 and answered the counterclaims in both suits on January 8. On January 16, 2007, the Lufkin court denied Amazon’s transfer motion. The courts have issued scheduling orders in both suits. The Lufkin action is set for trial on May 6,  2008 and the Tyler action on October 13, 2008.

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York. IBM asserted claims for patent infringement and breach of contract in connection with PSI’s development and marketing of a computer system that PSI says is compatible with IBM’s S/390 and System z architectures. IBM also sought a declaratory judgment that its refusal to license its patents to PSI and certain of its software for use on PSI systems does not violate the antitrust laws. IBM seeks damages and injunctive relief. On January 19, 2007, PSI answered the complaint and asserted counterclaims against IBM for alleged monopolization and attempted monopolization, tying, violations of New York and California statutes proscribing unfair competition, tortious interference with the acquisition of PSI by a third party and promissory estoppel. PSI also sought declaratory judgments of noninfringement of IBM’s patents and patent invalidity. The court has not yet set a trial date.

In October 2003, a purported collective action lawsuit was filed against IBM in the United States District Court for the Northern District of California by ten former IBM employees alleging, on behalf of themselves and allegedly similarly situated former employees, that the company engaged in a pattern and practice of discriminating against employees on the basis of age when it terminated employees in connection with reductions in force. Initially, the District Court dismissed the lawsuit on the basis of release agreements signed by all the plaintiffs. On appeal, the Ninth Circuit reversed the trial court’s finding that the release barred these claims, and in January 2007 after denial of IBM’s petition for rehearing, the matter was returned to the trial court for further proceedings.

The company is party to, or otherwise involved in, proceedings brought by U.S. federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as “Superfund,” or laws similar to CERCLA. Such statutes require potentially responsible parties to participate in remediation activities regardless of fault or ownership of sites. The company is also conducting environmental investigations, assessments or remediations at or in the vicinity of several current or former operating sites globally pursuant to permits, administrative orders or agreements with country, state or local environmental agencies, and is involved in lawsuits and claims concerning certain current or former operating sites.

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Similar to many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $1.7 billion, including amounts currently in litigation and other amounts. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended March 31, 2007, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have on the company’s Consolidated Financial Statements; and the unique facts and circumstances of the particular matter which may give rise to additional factors.

12.     The company’s extended lines of credit to third-party entities include unused amounts of $3,670 million and $2,895 million at March 31, 2007 and December 31, 2006, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,796 million and $2,496 million at March 31, 2007 and December 31, 2006, respectively.

The company has applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property (IP) rights, specified environmental matters, third-party performance of non-financial contractual obligations and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party’s claims. Further, the company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company’s business, financial condition or results of operations.

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $30 million and $32 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2007	2006
Balance at January 1	$582	$754
Current period accruals	105	105
Accrual adjustments to reflect actual experience	(16)	56
Charges incurred	(167)	(198)
Balance at March 31	$504	$718

The decrease in the balance was primarily driven by a reduction in estimated future cost as a result of the divestiture of the company’s Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

13.     Subsequent Events:  On April 24, 2007, the company announced that the Board of Directors approved a quarterly dividend of $0.40 per common share.  The dividend is payable June 9, 2007 to shareholders of record on May 10, 2007. The dividend declaration represents an increase of $0.10, or 33 percent more than the prior quarterly dividend of $0.30 per common share. In the last two years the company has doubled its quarterly dividend.

On  April 24, 2007, the company announced that the Board of Directors authorized $15 billion in additional funds for use in the company’s common stock repurchase program. This amount is in addition to approximately $1.4 billion for common stock repurchase remaining from a prior Board authorization. With this new approval, the company has approximately $16.4 billion available for its stock repurchase program. The company may repurchase shares on the open market or in private transactions, including structured or accelerated transactions, depending on market conditions. The company intends to borrow a large portion of the funds for this repurchase, and maintain increased financial leverage. At this time, the company does not anticipate requesting Board approval for additional funds for stock repurchases within the next 12 months.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2007*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Three months ended March 31:	2007	2006	Change
Revenue	$22,029	$20,659	6.6	%**
Gross profit margin	40.2%	39.1%	1.1	pts.
Total expense and other income	$6,287	$5,648	11.3%
Total expense and other income to revenue ratio	28.5%	27.3%	1.2	pts.
Provision for income taxes	$735	$732	0.4%
Income from continuing operations	$1,844	$1,708	8.0%
Earnings per share from continuing operations:
Assuming dilution	$1.21	$1.08	12.0%
Basic	$1.23	$1.09	12.8%
Weighted-average shares outstanding:
Assuming dilution	1,522.8	1,587.2	(4.1)%
Basic	1,499.5	1,564.5	(4.2)%

	3/31/07	12/31/06
Assets	$101,619	$103,234	(1.6)%
Liabilities	$73,811	$74,728	(1.2)%
Equity	$27,809	$28,506	(2.4)%

*                    The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There were no losses for the three-month period ended March 31, 2007 and 2006.

**             3.6 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the company’s financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

Total revenue increased 6.6 percent as reported, 3.6 percent adjusted for currency versus the first quarter of 2006. Pre-tax income from continuing operations was $2,579 million, up 5.7 percent versus the first quarter of 2006. Diluted earnings per share from continuing operations was $1.21 versus $1.08, a 12.0 percent improvement year-to-year.

The company’s financial performance in the quarter demonstrated the value of its global integration. The company has been making investments for sometime to build global capabilities, transform its operations and extend its global reach. This quarter, the company’s strong performance in Asia Pacific, combined with improved performance in Europe, more than offset weakness in the United States. In addition, the company continued to benefit from strong growth in its emerging country markets where revenue grew 24.1 percent (21 percent adjusted for currency).

The increase in revenue was driven by an 8.8 percent increase in Software, reflecting double-digit growth in key branded middleware, a 7.0 percent increase in Global Technology Services led by Integrated Technology Services and an increase of 8.7 percent in Global Business Services with improved revenue growth in all three geographies.  In addition, Systems and Technology revenue increased 2.3 percent primarily driven by strong growth in System p and System z products, partially offset by an anticipated decline in Microelectronics and weaker performance in System Storage. Global Financing revenue increased 5.6 percent reflecting an improvement in financing revenue due to an increase in used equipment sales and financing assets.

The gross profit margin was 40.2 percent, an increase of 1.1 points versus the prior year driven by improvements in Systems and Technology and Global Business Services. This is the 11th consecutive quarter that the gross profit margin has increased, driven by an improving business mix and productivity initiatives.

Total expense and other income increased 11.3 percent versus the first quarter of 2006 driven by the company’s continuing investments in higher value capabilities.

The company’s effective tax rate for the first three months of 2007 was 28.5 percent versus 30.0 percent in the first quarter of 2006.

Total Assets declined $1.6 billion from December 31, 2006 primarily due to lower accounts receivable ($2.8 billion), partially offset by increases in Goodwill ($0.2 billion) and pension assets ($0.4 billion).

Global Services signings were $11.1 billion for the quarter, down 2 percent compared to the first quarter of 2006. The estimated Global Services backlog ended at $115 billion, versus $116 billion at December 31, 2006.

Quarter in Review

Results of Continuing Operations

Segment Details

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

For the period ended March 31:	2007	2006
Global Technology Services	37.8%	37.7%
Global Business Services	19.2	18.8
Total Global Services	57.0	56.5
Systems and Technology	20.7	21.6
Global Financing	2.8	2.8
Total Systems and Technology/Financing	23.5	24.4
Software	19.5	19.1
Total	100.0%	100.0%

The following is an analysis of the first quarter 2007 versus first quarter 2006 reportable segment external revenue and gross margin results.

(Dollars in millions) For the period ended March 31:	2007	2006	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$8,258	$7,719	7.0%		3.8%
Gross margin	29.2%	29.2%	0.0	pts.
Global Business Services	4,183	3,848	8.7%		5.5%
Gross margin	23.8%	21.4%	2.5	pts.
Systems and Technology	4,520	4,419	2.3%		(0.1)%
Gross margin	34.8%	32.0%	2.8	pts.
Software	4,251	3,907	8.8%		5.4%
Gross margin	83.6%	84.2%	(0.6	)pts.
Global Financing	614	582	5.6%		3.0%
Gross margin	50.9%	52.8%	(1.9	)pts.
Other	203	184	10.1%		9.1%
Gross margin	12.0%	1.2%	10.8	pts.
Total revenue	$22,029	$20,659	6.6%		3.6%
Gross profit	$8,866	$8,088	9.6%
Gross margin	40.2%	39.1%	1.1	pts.

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Global Services revenue:	$12,441	$11,567	7.6%
Global Technology Services	$8,258	$7,719	7.0%
Strategic Outsourcing	4,335	4,098	5.8
Business Transformation Outsourcing	489	490	(0.1)
Integrated Technology Services	1,899	1,689	12.5
Maintenance	1,534	1,443	6.3
Global Business Services	$4,183	$3,848	8.7%

The company’s two services segments, Global Technology Services and Global Business Services, together had revenue of $12.4 billion, an increase of 7.6 percent (4 percent adjusted for currency) in the first quarter of 2007 when compared to the first quarter of 2006. Global Business Services delivered strong results for both revenue and profit growth in the quarter.

Global Technology Services (GTS) revenue increased 7.0 percent (4 percent adjusted for currency) in the first quarter versus the first quarter of 2006, led by strong growth in Integrated Technology Services. Total signings in GTS decreased 6 percent in the first quarter of 2007, with longer term signings decreasing 9 percent partially offset by increased shorter term signings of 5 percent.

Strategic Outsourcing revenue was up 5.8 percent (3 percent adjusted for currency) in the quarter driven by growth in Asia Pacific and EMEA, partially offset by weakness in the Americas. Total SO signings in the first quarter were down 11 percent when compared with first quarter of 2006.

Business Transformation Outsourcing (BTO) revenue decreased 0.1 percent (3 percent adjusted for currency) in the first quarter of 2007 when compared to the first quarter of 2006. Double-digit growth in Asia Pacific and EMEA was offset by decreased revenue in the Americas driven by the impact from a large contract renegotiation in 2006.  BTO signings increased 7 percent year to year.

Integrated Technology Services (ITS) revenue increased 12.5 percent (9 percent adjusted for currency) in the first quarter versus the comparable period of 2006. The company continues to see progress from the changes implemented to improve the ITS business, particularly in Asia Pacific and parts of Europe. In addition, the acquisition of Internet Security Systems, which added to the company’s capabilities in security and intrusion protection, contributed to the growth this quarter. ITS signings were up 5 percent year to year.

Maintenance revenue increased 6.3 percent (3 percent adjusted for currency) in the quarter, driven primarily by increased availability services on non-IBM IT equipment.

Global Business Services (GBS) revenue increased 8.7 percent (6 percent adjusted for currency) in the first quarter of 2007 versus the year ago period, reflecting improved revenue growth rates  in all three geographies with the strongest growth in Asia Pacific. From an offering perspective, the strongest growth was in the areas of supply chain, business strategy and change and in Service-Oriented Architecture (SOA) driven offerings, where the company continues to extend its leadership by helping clients to build strategic new solutions in partnership with the company’s Software business and Research Division.  Total signings in GBS increased 3 percent in the first quarter of 2007. Shorter term signings increased  13 percent year to year and were up in all geographies, led by the Americas and Asia Pacific. This was the third consecutive quarter of double-digit short term signings growth. Longer term signings were down 22 percent, as growth in signings for Application Management Services was offset by declines in the company’s U.S. Federal business.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2007	2006	Change
Global Services gross profit:
Global Technology Services	$2,407	$2,253	6.8%
Gross profit margin	29.2%	29.2%	0.0	pts.
Global Business Services	997	823	21.2%
Gross Profit margin	23.8%	21.4%	2.5	pts.

Global Technology Services gross profit margin was 29.2 percent, flat year to year, and the segment pre-tax margin was 7.8 percent in the first quarter, a decline of 2.5 points versus the first quarter of 2006.  The pre-tax margin decline was driven by increased investments in sales and delivery, as well as the impact of recently completed acquisitions.  The company continues to increase its investments in technology, tools and processes to improve service delivery and client satisfaction in outsourced accounts.  Gross margins improved in Asia Pacific, but cost issues in strategic outsourcing impacted margins in the U.S. The company is implementing actions to improve the profitability of the GTS business, with a specific focus on the U.S. cost base.

Global Business Services gross profit margin was 23.8 percent in the quarter, an improvement of 2.5 points versus the prior year.  The GBS segment pre-tax margin was 10.5 percent, an increase of 2.0 points year to year with pre-tax income growing 32 percent versus the prior year. This profit expansion was driven by higher revenue growth and utilization, improved pricing and strong contract management.

Global Services Signings

In first-quarter of 2007, total Global Services signings decreased 2 percent year to year to $11,084 million. Shorter term signings, driven by demand for both ITS and Consulting and Systems Integration offerings, were $5,255 million, up 10 percent. This was the third consecutive quarter of signings growth in these short term businesses. Longer term signings were $5,829 million, down 11 percent year to year when compared to first-quarter 2006.  GTS signings were $6,845 million and GBS signings were $4,239 million in the first quarter of 2007.  In the first quarter, the company signed 9 deals greater than $100 million and the total Global Services backlog was estimated at $115 billion, an increase of $4.9 billion versus March 31, 2006 and down $0.2 billion from December 31, 2006.

Global Technology Services Signings

(Dollars in millions)
For the period ended March 31:	2007	2006
Longer term	$4,924	$5,416
Shorter term	1,921	1,829
Total	$6,845	$7,245

Global Business Services Signings

(Dollars in millions)
For the period ended March 31:	2007	2006
Longer term	$905	$1,156
Shorter term	3,334	2,952
Total	$4,239	$4,109

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management is an approximation of constant currency, and involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for longer term contracts that require significant upfront investment by the company, the portions of these contracts that are a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For shorter term contracts that do not require significant upfront investments, a signing is usually equal to the full contract value. Longer term contracts represent SO and BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and Application and Management Services (AMS) for custom and legacy applications. Shorter term contracts represent the remaining GBS offerings of Consulting and Systems Integration, AMS packaged applications and ITS contracts. These amounts have been adjusted to exclude the impact of year to year currency changes.

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

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Systems and Technology Revenue:	$4,520	$4,419	2.3%
System z			11.5%
System i			(13.4)
System p			13.5
System x			5.6
System Storage			(1.2)
Microelectronics			(7.4)
Engineering and Technology Services			(5.6)
Retail Store Solutions			7.0
Printing Systems			(11.1)

Systems and Technology revenue increased 2.3 percent (essentially flat when adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006. System z revenue increased 11.5 percent (8 percent adjusted for currency) in the first quarter versus the prior year with double digit growth in Asia Pacific and Europe. MIPS (millions of instructions per second) volumes grew 9 percent year-to-year, marking seven consecutive quarters of year-to-year MIPS growth. This sustained growth is supported by strong demand for traditional mainframe engines, specialty engines for Linux and Java and a growing recognition of System z as the premier tool for large scale virtualization. As a result, the company is experiencing new clients and workload coming to the platform and leveraging the latest technology.

System i revenue decreased 13.4 percent (16 percent adjusted for currency) in the first quarter of 2007 compared to the first quarter of 2006, as sales of upgrades remained weak. Actions taken by the company to reduce costs, together with sales of high margin Capacity on Demand upgrades helped improve the brand’s gross margin year to year.

System p revenue increased 13.5 percent (10 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006. This reflects the third consecutive quarter of revenue growth for the System p brand since the introduction of Power 5+ technology in July of 2006. The company continued to see strong growth in its high-end systems, as well as its Capacity On Demand offerings, extending its price/performance leadership and positively contributing to margins.  Clients continue to leverage System p’s native virtualization to consolidate multiple smaller servers into high-end System p.

System x revenue increased 5.6 percent (3 percent adjusted for currency) in the first quarter of 2007 versus the prior year. Consistent with industry market dynamics, unit volumes declined slightly year to year, driven by virtualization. Virtualization is driving a consolidation of server deployments on a single system and this development is positive for the company’s strength across its server platforms.

System x Blades volumes increased 12 percent in the first quarter of 2007 versus the first quarter of 2006, however revenue growth was flat as a result of an increased amount of operating lease activity in the current quarter.

System Storage revenue decreased 1.2 percent (4 percent adjusted for currency) in the first quarter of 2007 after positive second half 2006 performance. Total disk revenue declined 2 percent primarily driven by declines in the U.S. Tape products revenue was flat in the first quarter of 2007 versus the same period in 2006.

Microelectronics revenue decreased 7.4 percent (7 percent adjusted for currency) in the first quarter of 2007 versus a very strong first quarter of 2006. As anticipated, demand moderated in the first quarter of 2007, as last year’s game platform launches drove significant early production volume and revenue.  During the first quarter, the company announced a joint development agreement with Freescale Semiconductor on 45 nanometer technology. The company also began production of its 65 nanometer Cell Broadband Engine chip in its East Fishkill facility.

Retail Stores Solutions revenue increased 7.0 percent (4 percent adjusted for currency) versus the first quarter of 2006 primarily due to clients replacing older technology in favor of integrated retail solutions in Europe, partially offset by declines in revenue in both the Americas and Asia Pacific. Printing Systems revenue decreased 11.1 percent (13 percent adjusted for currency) due primarily to lower sales of hardware products and lower maintenance revenue as a result of a declining install base.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2007	2006	Change
Systems and Technology:
Gross profit	$1,572	$1,413	11.2%
Gross profit margin	34.8%	32.0%	2.8	pts.

The increase in gross profit dollars was primarily due to the increase in revenue as well as the mix of revenue to higher margin products in the first quarter of 2007 versus the first quarter of 2006.

Overall gross margin increased 2.8 points versus 2006. Margin improvements in System z, System p and Microelectronics contributed 1.6, 1.4 and 0.6 points, respectively to the overall margin improvement. Improved revenue mix, primarily driven by System z growth, contributed 0.6 points. These improvements were partially offset by lower margins in System x and System Storage which impacted the overall margin by 0.7 and 0.6 points, respectively.

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Software Revenue:	$4,251	$3,907	8.8%
Middleware	$3,246	$2,955	9.9%
Key Branded Middleware	2,167	1,854	16.9
WebSphere Family			13.6
Information Management			19.9
Lotus			7.0
Tivoli			17.8
Rational			15.1
Other Middleware	1,079	1,101	(1.9)
Operating Systems	522	520	0.3
Product Lifecycle Management	251	240	4.5
Other	232	191	21.3

Software segment revenue was $4.3 billion in the first quarter of 2007, an increase of 8.8 percent (5 percent adjusted for currency), reflecting double-digit growth in the company’s key branded middleware.

Key Branded Middleware delivered 16.9 percent growth (13 percent adjusted for currency) in the first quarter of 2007. Leadership products and strong customer loyalty drove double-digit revenue growth in the WebSphere, Information Management, Tivoli and Rational brands.  The revenue growth in WebSphere, Lotus and Rational was primarily organic. The Information Management and Tivoli growth was significantly enhanced by the company’s recent acquisitions. These acquisitions performed well in the quarter and accounted for more than half of the growth in key branded middleware in the quarter. Organic revenue growth slowed from the strong level in the fourth quarter, as some large customers in the U.S. delayed their purchasing decisions.

Revenue from the WebSphere family of products increased 13.6 percent (10 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006. The company has continued to build a robust portfolio of WebSphere products to realize the potential of SOA.

Information Management revenue increased 19.9 percent (16 percent adjusted for currency) in the first quarter of 2007 versus the prior year. Momentum in the company’s distributed relational database products continued with double-digit revenue growth in the quarter.  The Information on Demand portfolio of software products builds value around the company’s core database business.  It enables clients to integrate, analyze and optimize disparate information across their enterprise. Revenue from these offerings grew 28 percent in the first quarter of 2007.  Results were also strong in the Enterprise Content Management product set, which was bolstered by the Filenet acquisition.

Revenue from Lotus increased 7.0 percent (3 percent adjusted for currency) in the first quarter of 2007.  The company’s Lotus products provide clients with collaborative solutions which enable the integration of people, data and business processes as part of the company’s On Demand and SOA strategies. Customer loyalty to the Lotus product set remains strong as evidenced by ten consecutive quarters of revenue growth.

Tivoli revenue increased 17.8 percent (14 percent adjusted for currency) driven by double-digit growth in the Systems Management, Security and Storage product segments with strong contribution from the recent acquisitions including MRO, Vallent and Consul.

Rational revenue increased 15.1 percent (11 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006.  Rational’s products provide an integrated approach to the governance of software development and delivery. This is resonating well with the company’s customers as evidenced by this acceleration in the  revenue growth rate.

Other Middleware and Operating Systems products revenue decreased 1.9 percent (5 percent adjusted for currency) and increased 0.3 percent (decreased 2 percent adjusted for currency), respectively, in the first quarter of 2007 when compared to the same period of 2006. These product sets include more mature products which provide a strong revenue contribution despite slight revenue declines.

Product Life Cycle Management (PLM) revenue increased 4.5 percent (1 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006.  PLM software helps companies improve their product development processes and their ability to use product-related information across their businesses.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the period ended March 31:	2007	2006	Change
Software:
Gross profit	$3,553	$3,290	8.0%
Gross profit margin	83.6%	84.2%	(0.6)	pts

The software segment gross profit margin was 83.6 percent in the quarter, down 0.6 points year to year. The segment pre-tax profit margin was 21.4 percent, a decrease of 1.7 points. Software gross profit and pre-tax profit increased year to year despite the decline in margins which was driven by investments in acquisitions and internal development and sales.

Global Financing

See page 34 for a discussion of Global Financing’s revenue and gross profit.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

				Yr. To Yr.
				Percent
			Yr. to	Change
			Yr.	Adjusting
(Dollars in millions)			Percent	For
For the period ended March 31:	2007	2006	Change	Currency
Geographies:
Americas	$9,146	$9,028	1.3%	1.3%
Europe/Middle East/Africa	7,582	6,682	13.5	4.6
Asia Pacific	4,472	4,076	9.7	9.0
OEM	828	873	(5.1)	(5.2)
Total	$22,029	$20,659	6.6%	3.6%

Revenue increased in all geographies in the first quarter of 2007 versus the first quarter of 2006, led by strong performance in Asia Pacific and improvements in Europe/Middle East/Africa (EMEA).

Americas revenue increased 1.3 percent (1 percent adjusted for currency), in the first quarter of 2007 versus the year-ago period. Revenue in Latin America increased 11.9 percent (10 percent adjusted for currency), Canada increased 1.5 percent (3 percent adjusted for currency) and the U.S. increased 0.3 percent.  Growth from sales to small and medium business customers remained fairly steady. However, the company experienced a slowdown in sales to large enterprises in the U.S.

EMEA revenue increased 13.5 percent (5 percent adjusted for currency) in the first quarter of 2007 when compared to the first quarter of 2006. In the major countries, Germany increased 20.1 percent (10 percent adjusted for currency), the U.K. increased 12.8 percent (1 percent adjusted for currency), France increased 13.4 percent (4 percent adjusted for currency), Spain increased 20.0 percent (10 percent adjusted for currency) and Italy increased 6.9 percent (decreased 2 percent adjusted for currency).  The rate of growth in Germany benefited from an improving economy and better sales execution.

Asia Pacific revenue increased 9.7 percent (9 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006, reflecting solid execution in a strong economy.  This is the third consecutive quarter of revenue growth in the geography and the best performance in five years.  Revenue increased in all regions, with double-digit growth in Australia/New Zealand, China and ASEAN/South Asia.  Japan revenue increased 1.1 percent (3 percent adjusted for currency), continuing the recovery started in the second half of 2006.  Good services signings, improved execution and implementation of a successful sales capacity maximization program contributed to the increased revenue.

The emerging countries of Brazil, Russia, India and China together grew 24.1 percent (21 percent adjusted for currency), driven by continuing customer investment to build out their infrastructures. Brazil grew 17.4 percent (13 percent adjusted for currency), Russia increased 0.6 percent (1 percent adjusted for currency), India increased 24.6 percent (24 percent adjusted for currency) and China increased 34.3 percent (31 percent adjusted for currency).

OEM revenue decreased 5.1 percent (5 percent adjusted for currency) in the first quarter of 2007 when compared to a very strong first quarter of 2006.  As anticipated, demand for the company’s game processors has moderated.

Expense

The Total expense and other income to revenue ratio was 28.5 percent for the first quarter of 2007 versus 27.3 percent for the first three months of 2006. The company has made significant changes to the mix of its business, investing in higher value capabilities, including strategic acquisitions, while divesting of commoditizing businesses.  This has contributed to higher gross margins, which have increased over five points from 2002 to 2006.  These higher value businesses also require higher operating expenses reflecting the ongoing investment required to develop and sell higher value capabilities. The company expects a similar level of expense growth through the second quarter of this year, with some moderation of the growth rate in the second half of the year.

For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006*	Change
Selling, general and administrative expense:
Selling, general and administrative — base	$4,412	$3,957	11.5%
Advertising and promotional expense	292	281	4.0
Workforce reductions — ongoing	55	34	59.2
Restructuring	10	5	97.1
Amortization expense — acquired intangibles	59	54	8.6
Retirement-related expense	152	151	0.6
Stock-based compensation	112	122	(8.9)
Bad debt expense	(2)	(3)	(32.1)
Total	$5,089	$4,602	10.6%

*                    Reclassified to conform with 2007 presentation.

Total Selling, general and administrative (SG&A) expense increased 10.6 percent (8 percent adjusted for currency) in the first quarter of 2007 versus the first quarter of 2006. The increase was driven by the company’s investment in acquisitions which accounted for approximately 5 points of the increase. The company has made good progress in integrating the acquisitions completed in the second half of 2006, but these acquisitions are not accretive in the first year, and as a result impact the company’s profitability in the short term. In addition, investments the company is making in its software and services businesses, as well as emerging markets, contributed approximately 3 points of the increase, and approximately 3 points of the increase was due to the impact of currency.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006*	Change
Other (income) and expense:
Foreign currency transaction losses /(gains)	$(24)	$(20)	24.2%
Losses/(gains) on derivative instruments	64	(31)	nm
Interest income	(138)	(151)	(8.6)
Net gains from securities and investment assets	(51)	(1)	nm
Net realized (gains)/losses from certain real estate activities	(2)	—	nm
Other	(27)	(43)	(35.8)
Total	$(180)	$(246)	(27.0)%

*                    Reclassified to conform with 2007 presentation.

nm — not meaningful

Other (income) and expense was income of $180 million in the first quarter 2007, a decrease of 27.0 percent versus the first quarter of 2006. The company hedges its major cross-border cash flows to mitigate the effect of currency volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. This quarter, losses from derivatives resulted in $95 million of year-to-year impact to Other (income) and expense. This impact was partially offset by an increase in net gains from sale of securities, primarily from the sale of Lenovo stock in the first quarter of 2007. As a result of the sale of Lenovo stock, the company’s ownership in Lenovo declined from 14.7 percent to 11.3 percent, with voting ownership at 7.4 percent.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Research, development and engineering:
Total	$1,509	$1,456	3.7%

Research, development and engineering expense increased 3.7 percent in the first quarter of 2007 versus the first quarter of 2006 primarily driven by Software acquisitions.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Intellectual Property and Custom Development
Income:
Sales and other transfers of intellectual property (IP)	$19	$56	(66.4)%
Licensing/royalty-based fees	77	78	(0.8)
Custom development income	109	95	14.0
Total	$205	$229	(10.6)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the quarter.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Interest expense:
Total	$73	$66	9.7%

The increase in Interest expense was primarily due to higher interest rates and higher average non-Global Financing debt in the first quarter of 2007 versus first quarter of 2006.

Interest expense is presented in Cost of Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 37 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an element in the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$540	$523	3.3%
Nonpension postretirement plans — cost	103	100	3.0
Total	$643	$623	3.2%

Included in the amounts above, the company incurred costs of approximately $313 million and $337 million associated with its defined benefit pension plans for the quarters ended March 31, 2007 and 2006, respectively. This decrease was offset by an increase in the cost of defined contribution plans ($41 million). The net year-to-year increase impacted gross profit, SG&A expense and RD&E expense by approximately $17 million, $1 million and $2 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the reformed category in the Consolidated Statement of Earnings.

			Yr. to Yr.
(Dollars in millions)			Percent
For the period ended March 31:	2007	2006	Change
Cost :
Software (Sales)	$24	$26	(6.9)%
Global Technology Services (Services)	10	3	255.9
Systems and Technology (Sales)	—	1	nm
Selling, general and administrative	59	54	8.6
Total	$94	$84	11.7%

nm — not meaningful

Provision for Income Taxes

The effective tax rate for the first three months of 2007 was 28.5 percent versus an effective tax rate of 30.0 percent for the first three months of 2006. The decline in the rate was due to a more favorable mix of income in lower tax jurisdictions and reinstatement of the U.S. research tax credit passed by Congress in December 2006.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2000. The years subsequent to 2000 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2004 and 2005 in the first quarter of 2007.  The company anticipates that this audit will be completed by the end of 2008.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options, stock awards and convertible notes.

			Yr. To Yr.
			Percent
For the period ended March 31:	2007	2006	Change
Earnings per share from continuing operations:
Assuming dilution	$1.21	$1.08	12.0%
Basic	$1.23	$1.09	12.8%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,522.8	1,587.2	(4.1)%
Basic	1,499.5	1,564.5	(4.2)%

The amount of shares outstanding at March 31, 2007 was 1,484.8 million. The weighted-average number of common shares outstanding assuming dilution was lower by 64.4 million in the first quarter of 2007 compared to the first quarter of 2006, primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 3 and 4 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 34 through 38. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2007	2006
Current assets	$42,446	$44,660
Current liabilities	36,763	40,091
Working capital	$5,683	$4,569

Current ratio	1.15:1	1.11:1

Current assets decreased $2,214 million due to:

•           Decline of $2,831 million in short-term receivables driven by decreases of $2,148 million in financing receivables and $612 million in trade receivables due to collections of seasonally higher year-end balances; this was partially offset by,

•           An increase of $446 million in Prepaid expenses and other current assets.

Current liabilities decreased $3,328 million as a result of:

•           Decrease of $2,574 million in Taxes payable primarily due to the adoption of FIN 48; consistent with the provisions of FIN 48, $2,066 million of income tax liabilities was reclassified from current to non-current liabilities because payment is not anticipated within one year of the balance sheet date; the balance of the reduction was related to payments in the quarter; and

•           Decrease of $1,104 million in Accounts payable and a decrease of $981 million in Compensation and benefits, primarily resulting from declines in balances from typically higher year-end levels.

These declines were partially offset by an increase of $759 million in Short-term debt driven by an increase in commercial paper balances.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business. See pages 34 through 38.

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Net cash provided by/(used in) continuing operations:
Operating activities	$3,016	$3,110
Investing activities	(2,418)	(4,008)
Financing activities	(1,717)	(2,553)
Effect of exchange rate changes on cash and cash equivalents	52	22
Net cash used in discontinued operations	(3)	(4)
Net change in cash and cash equivalents	$(1,070)	$(3,433)

Net cash from operating activities decreased $94 million compared to the first quarter of 2006 driven by the following key factors:

•           Lower cash provided by accounts receivable of $624 million as the company experienced weakness in accounts receivable performance in Europe and the Americas and improved volumes in commercial financing; partially offset by

•           Lower retirement-related plan funding of $478 million ($1,131 million funding of non-U.S. plans in 2006 versus $653 million in 2007: $500 million in the U.S. for retiree medical and $153 million funding for non-U.S. plans); and

•           Increase in net income of $136 million.

Net cash used in investing activities declined $1,589 million driven by:

•           Decrease of  $1,203 million in net purchases of marketable securities and other investments mainly due to increased net proceeds from short-term marketable securities; and

•           Decrease of $543 million in acquisitions; and an

•           Increase of $157 million in net capital spending driven by increased investments in the SO business and global infrastructure.

Net cash used in financing activities decreased $836 million as a result of:

•           Increase of $1,328 million in net cash proceeds from debt; partially offset by,

•           Higher common stock transactions — net ($354 million) primarily due to the company’s ongoing stock repurchase program; and

•           Higher dividend payments ($138 million).

Non-Current Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2007	2006
Non-current assets	$59,173	$58,574
Long-term debt	14,285	13,780
Non-current liabilities (excluding debt)	22,763	20,857

The increase in Non-current assets of $599 million was driven by:

•                  Increase of $365 million in prepaid pension assets partially due to contributions made to certain non-US plans; and

•                  Increase of $249 million in goodwill driven by the company’s acquisitions in the first quarter of 2007.

Long-term debt increased $504 million primarily due to new borrowings in the first quarter.

Other Non-current liabilities, excluding debt, increased $1,906 million primarily driven by a reclass from current to non-current taxes payable of $2,066 million resulting from the implementation of FIN 48 on January 1, 2007.  At this time, the company is unable to make a reasonably reliable estimate of the timing of payments in individual fiscal years beyond 12 months due to uncertainties in the timing of tax audit outcomes. The increase in non-current income tax liabilities  was partially offset by a decrease of $402 million in Retirement and nonpension postretirement benefit obligations primarily driven by the $500 million funding of the U.S. nonpension postretirement plan.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2007	2006
Total company debt	$23,946	$22,682
Non-Global Financing debt*	$697	$395
Non-Global Financing debt/capitalization	2.8%	1.5%

*                    Non-Global Financing debt is the company’s total external debt less the Global Financing debt described in the Global
Financing balance sheet on page 35.

Non-global financing debt increased $302 million and the debt-to-capitalization ratio increased to 2.8 percent.

Equity

Stockholders’ equity decreased $697 million primarily as a result of a decrease related to net stock transactions of $2,438 million, driven by the company’s ongoing common stock repurchases.

This reduction was offset by:

•                  An increase in retained earnings driven by net income of $1,844 million and the $117 million cumulative catch adjustment to the retained earnings opening balance related to the implementation of FIN 48, offset primarily by dividends ($452 million); and

•                  An increase of $294 million in Accumulated gains and (losses) not affecting retained earnings primarily resulting from the amortization in the first quarter of 2007 of the non-cash equity impacts ($208 million) related to the implementation of SFAS No. 158.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2006 IBM Annual Report on page 21.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

The company has a significant global presence, operating in 170 countries, with approximately 60 percent of its revenue generated outside the U. S. In addition, approximately 65 percent of the company’s employees are located outside the United States, including about 30 percent in Asia Pacific. This global reach gives the company access to markets, with local management teams who understand the clients and their challenges and who can respond to these opportunities with value-add solutions.

The company’s long-term financial model objective is to generate 10 to 12 percent earnings per share growth over the long term through a combination of revenue growth, productivity-driven margin improvement and effective capital deployment for acquisitions and returns to shareholders through dividend and common stock repurchases.

The company’s performance in the first quarter highlighted the benefits of its global reach and the strength of its business model. Looking-forward, the company anticipates continuing benefits from its transformation into a globally-integrated enterprise.

The company will continue to selectively pursue acquisitions to expand its capabilities. The company has a targeted acquisition strategy and has developed the ability to efficiently acquire, integrate and accelerate new product and service offerings. In addition, the company will continue to evaluate underperforming and less strategic areas of its portfolio.

Within Software, the company expects its Key Branded Middleware products to benefit from continued development and sales investments targeted at emerging geographic markets and key product technologies such as SOA and Information on Demand. In addition, targeted acquisitions will continue to broaden the company’s software capabilities.

In its Global Services business, the company has achieved improved revenue growth and profit expansion in GBS as a result of targeted actions and the operational transformation of the business that has been ongoing over the past 18 months. This accelerated revenue growth, combined with margin expansion, generated segment pre-tax profit growth of over 30 percent in the first quarter. The company looks to maintain that momentum. Going-forward, within GTS, the company is implementing a series of actions to address the U.S. cost base, including a focus on resource and cost management disciplines and rebalancing resources as the company executes it global resource strategy.  The company expects these actions to take a quarter to implement, but anticipates improvement in the GTS pre-tax margin beginning in the third quarter.

The Systems and Technology business remains the leader in servers. Going forward, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, blades, high-performance computing and energy efficiency. In the Microelectronics business, the company anticipates that game processor demand will continue to moderate through the first half of 2007 given the seasonality of the consumer segment.

As discussed in note X, “Subsequent Events” on page 115 in the company’s 2006 Annual Report, the company will form a joint venture with Ricoh based on the company’s Printing Systems Division and initially have a 49 percent ownership interest in the joint venture. This transaction is expected to close in the second quarter of 2007, and the company will continue to operate this business in the normal course until the closing.

The amount of IP and custom development income has been declining in recent years. A moderate declining trend may continue as the company does not expect IP and custom development income to be a contributor to growth in earnings.

Total retirement-related plan expense increased in the first quarter 2007, as compared with the first-quarter 2006, by $20 million as discussed on page 27. For the full year, the company estimates pre-tax retirement-related plan expense to increase approximately $100 million when compared to 2006. This expected year-to-year change is primarily driven by an increase in the cost of defined contribution plans. The cost of defined benefit plans is estimated to be essentially flat year to year as increases due to changes in the actuarial assumptions (used to determine 2007 expense) will be offset by expected savings due to better-than-expected 2006 return on asset performance.

The company expects stock-based compensation expense to decline in 2007 when compared with 2006. The anticipated decline is expected to be less than $100 million on a pre-tax basis.

The company expects that its effective tax rate in 2007 will be approximately 28.5 percent. This rate is lower than the company’s historical expected rate of 30 percent due to an expectation of a more favorable mix of income in lower tax jurisdictions. The rate will change year to year based on non-recurring events, such as the settlements of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In 2006 and 2005, the company’s cash tax rate was approximately 16 percent.

The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes. The company anticipates that its cash tax rate will increase in the near term as the company has now fully utilized its U.S. federal tax credit carryforwards.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2006 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 83 to 86.

The company earned approximately 45 percent of its net income in currencies other than the U.S. dollar. The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results. These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them. In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Therefore, it is impractical to quantify the impact of currency on these transactions and on consolidated net income. Generally, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations, as required by SFAS No. 52, “Foreign Currency Translation.” Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars and, as needed, by entering into foreign currency hedge contracts.

Liquidity and Capital Resources

On pages 43 and 44 of the 2006 IBM Annual Report, there is a discussion of the company’s liquidity including two tables that present five years of data. One table, on page 43, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities and the size of the company’s global credit facilities. For the three months ended or as of, as applicable, March 31, 2007, those amounts are $3.0 billion, $10.8 billion and $10 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2007 appear in the table below and remain unchanged from December 31, 2006. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	AA-
Commercial paper	A-1	Prime-1	F1+

The table appearing on page 44 of the 2006 IBM Annual Report presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 29 of this Form 10-Q, the following is the management view of cash flows for the first quarter of 2007 and 2006 prepared in a manner consistent with the table on page 44 of the 2006 IBM Annual Report:

(Dollars in millions) For the period ended March 31:	2007	2006
Net cash from operating activities (Continuing Operations):	$3,016	$3,110
Less: Global Financing accounts receivable	2,067	2,404
Net cash from operating activities (Continuing Operations), excluding Global Financing accounts receivables	949	706
Investing Activities:
Capital expenditures, net	(1,132)	(976)
Global Financing accounts receivable	2,067	2,404
Global Financing debt	865	483
Net Global Financing debt to accounts receivable	2,932	2,887
Acquisitions	(205)	(748)
Divestitures	—	—
Return to shareholders:
Share repurchase	(3,398)	(2,506)
Dividends	(452)	(313)
Change in non-Global Financing debt	368	(578)
Other	1,066	148
Discontinued operations	(3)	(4)
Change in cash, cash equivalents and short-term marketable securities	$125	$(1,385)

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 11 on pages 12 to 15 of this Form 10-Q. With respect to pension funding, the company is not quantifying any future impact from pension funding because it is not possible to predict future movements in the capital markets.

Global Financing

Global Financing is a business segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
External revenue	$614	$582
Internal revenue	349	364
Total revenue	963	946
Total cost	427	381
Gross profit	$536	$565
Gross profit margin	55.7%	59.7%
Pre-tax income	$374	$414
After-tax income*	$236	$259
Return on equity*	28.6%	33.8%

* See page 38 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue increased 1.8 percent in the first quarter of 2007 versus the same period in 2006.  External revenue increased 5.6 percent (3 percent adjusted for currency) driven by external used equipment sales of $174 million in 2007 versus $152 million in 2006, and financing revenue of $441 million in 2007 versus $430 million in 2006 due to an increase in the average external asset balance.  Internal revenue decreased 4.3 percent driven by internal used equipment sales of $170 million in 2007 versus $223 million in 2006, a decrease of 23.8 percent due primarily to lower sales to the System and Technology segment, partially offset by internal financing revenue of $179 million in 2007 versus $141 million in 2006 due primarily to an increase in the average asset balance.

Global Financing gross profit dollars decreased $29 million or 5.1 percent and gross profit margin declined 4.1 points for the first quarter of 2007 when compared to the same period last year.  The decrease in gross profit dollars was primarily driven by borrowing costs of $234 million in the first quarter of 2007 versus $181 million in 2006, an increase of 29.3 percent, primarily related to the interest rate environment, and used equipment sales gross profit of $151 million in the first quarter of 2007 versus $175 million in 2006, a decrease of 14.1 percent due to a decrease in internal used equipment sales. This was partially offset by the increase in financing revenue discussed above. The decrease in gross profit margin was driven primarily by lower financing margins due to the higher borrowing costs.

Global Financing pre-tax income decreased 9.7 percent for the first quarter of 2007 when compared to the same period last year.  The decrease was driven by the decline in gross profit of $29 million discussed above, and an increase in selling, general and administrative expense of $11 million.

The decrease in return-on-equity in the first quarter of 2007 versus the first quarter of 2006 was due to lower earnings as well as a higher average equity balance.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2007	At December 31, 2006
Cash	$811	$879
Net investment in sales-type and direct financing leases	9,609	10,108
Equipment under operating leases:
External clients	2,271	2,264
Internal clients(a) (b)	1,868	1,976
Client loans	9,415	9,267
Total client financing assets	23,163	23,615
Commercial financing receivables	4,103	5,844
Intercompany financing receivables(a) (b)	2,637	2,534
Other receivables	330	327
Other assets	893	746
Total financing assets	$31,937	$33,945

Intercompany payables(a)	$3,241	$5,858
Debt(c)	23,248	22,287
Other liabilities	2,054	2,590
Total financing liabilities	28,543	30,735
Total financing equity	3,393	3,211
Total financing liabilities and equity	$31,937	$33,945

(a) Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 3 and 4.

(b) These assets, along with all other financing assets in this table, are leveraged using Global Financing debt.

(c) Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk. Unsecured loan agreements include credit protective language, security deposit advances and dollar limits on how much can be financed in order to minimize credit risk. Client financing also includes internal activity as described on page 49 of the 2006 IBM Annual Report.

Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing and accounts receivable financing generally range from 30 to 90 days.  These short-term receivables are primarily unsecured and are also subject to additional credit actions in order to mitigate the associated risk.

Originations

The following are total external and internal financing originations.

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Client financing:
External	$2,956	$2,490
Internal	251	263
Commercial financing	6,554	5,994
Total	$9,761	$8,747

Cash collections of both client and commercial financing assets exceeded new financing originations in both the first quarter of 2007 and 2006, which resulted in a net decline in financing assets in these periods. The increase in originations was due to improving volumes in both client financing and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2007	At December 31, 2006
Gross financing receivables	$22,875	$24,926
Specific allowance for doubtful accounts	281	294
Unallocated allowance for doubtful accounts	62	76
Total allowance for doubtful accounts	344	370
Net financing receivables	$22,532	$24,556
Allowance for doubtful account coverage	1.5%	1.5%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2006	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2007
$370	$(22)	$(8)	$3	$344

* Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved remained constant at 1.5 percent from December 31, 2006 to March 31, 2007 with a decline in gross financing receivables from year-end. Unallocated reserves decreased 18.4 percent from $76 million at December 31, 2006 to $62 million at March 31, 2007. The decrease in unallocated reserves is due to the improved credit quality of the portfolio, as well as the decline in gross financing receivables. Specific reserves decreased 4.4 percent from $294 million to $281 million in 2007. The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $8 million for the three months ended March 31, 2007, compared with a reduction of $12 million for the three months ended March 31, 2006. The continued reduction in bad debt expense was primarily attributed to the improved credit quality of the portfolio.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients.  Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 35.7 percent of Global Financing’s revenue in the first quarter of 2007 and 39.7 percent in the first quarter of 2006.  The decrease was driven primarily by lower internal used equipment sales.  The gross margins on these sales were 43.9 percent and 46.7 percent in the first quarter of 2007 and 2006, respectively. The decrease in gross margin in the first quarter of 2007 from the first quarter of 2006 was primarily due to a mix away from higher margin internal sales activity.

The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2006 and March 31, 2007. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2007 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $127 million and $95 million for the financing transactions originated during the quarters ended March 31, 2007 and March 31, 2006, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $7 million and $4 million for the financing transactions originated during the quarters ended March 31, 2007 and March 31, 2006, respectively. The cost of guarantees was $0.9 million and $1.1 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.

Unguaranteed Residual Value

			Run Out of
			March 31, 2007 Balance
	Dec. 31,	March 31,				2010 and
(Dollars in millions)	2006	2007	2007	2008	2009	Beyond
Sales-type leases	$854	$846	$157	$227	$290	$172
Operating leases	342	377	97	105	119	56
Total unguaranteed residual value	$1,196	$1,223	$254	$332	$409	$228

Related original amount financed	$23,225	$23,923
Percentage	5.2%	5.1%

Debt

	At March 31,		At December 31,
	2007		2006
Debt to equity ratio	6.9	x	6.9	x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt is used to fund Global Financing assets and is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivable. The inter-company loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 35.

The company’s Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal). As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 34 and in Segment Information on page 43.

In the company’s Consolidated Statement of Earnings on page 1, however, the external debt related interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of Financing to Interest Expense.

Liquidity and Capital Resources

Global Financing is a segment of the company and as such is supported by the company’s liquidity position and access to capital markets. Cash generated from operations was deployed to reduce intercompany payables and pay dividends to the company in order to maintain an appropriate debt to equity ratio.

Return on Equity

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Numerator:
Global Financing after tax income*	$236	$259
Annualized after tax income (A)	$944	$1,036
Denominator:
Average Global Financing equity (B)**	$3,302	$3,066
Global Financing Return on Equity(A)/(B)	28.6%	33.8%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters.

Looking Forward

Given Global Financing’s primary mission of supporting IBM’s hardware, software, and services businesses, originations for both client and commercial finance businesses will be dependent upon the overall demand for IT hardware, software, and services, as well as client participation rates.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 11 on pages 12 to 15 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2007.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program (1)
January 1, 2007 —
January 31, 2007	8,390,000	$97.97	8,390,000	$4,171,187,730

February 1, 2007 —
February 28, 2007	12,269,790	$98.27	12,269,790	$2,965,440,739

March 1, 2007 —
March 31, 2007	16,214,049	$93.78	16,214,049	$1,444,933,131

Total	36,873,839	$96.23	36,873,839

(1) On April 25, 2006, the IBM Board of Directors authorized up to $4.0 billion in funds for use in the company’s commonstock repurchase program. This authorization was fully utilized by February 2007. On October 31, 2006, the Board of Directors authorized the company to repurchase up to an additional $4.0 billion in funds for use in such programs. IBM has announced that under its repurchase program, it will repurchase shares on the open market or in private transactions  depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

International Business Machines Corporation
(Registrant)

Date: April 24, 2007

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy
Vice President and Controller