Form 10-Q
period 2007-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2007-07-31
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

The registrant has 1,360,406,581 shares of common stock outstanding at June 30, 2007.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2007	2006*	2007	2006*
Revenue:*
Services	$13,072	$11,918	$25,495	$23,508
Sales	10,097	9,392	19,083	17,878
Financing	602	580	1,223	1,164
Total revenue	23,772	21,890	45,801	42,549

Cost:*
Services	9,450	8,624	18,501	17,144
Sales	4,059	3,968	7,867	7,744
Financing	325	284	629	558
Total cost	13,834	12,876	26,997	25,447

Gross profit	9,938	9,014	18,804	17,102

Expense and other income:
Selling, general and administrative	5,631	4,916	10,720	9,518
Research, development and engineering	1,534	1,522	3,044	2,977
Intellectual property and custom development income	(246)	(188)	(451)	(418)
Other (income) and expense	(253)	(196)	(432)	(442)
Interest expense	130	72	203	138
Total expense and other income	6,796	6,125	13,083	11,774

Income from continuing operations before income taxes	3,142	2,889	5,721	5,328
Provision for income taxes	881	867	1,616	1,598
Income from continuing operations	2,261	2,022	4,105	3,730

* Reclassified to conform with 2007 presentation; see Note 1 on page 8 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2007	2006	2007	2006
Discontinued Operations
Loss from discontinued operations, net of tax	(1)	(0)	(0)	(0)
Net income	$2,260	$2,022	$4,105	$3,730

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.55	$1.30	$2.75	$2.37
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$1.55	$1.30	$2.75	$2.37

Basic:
Continuing operations	$1.57	$1.31	$2.80	$2.40
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$1.57	$1.31	$2.80	$2.40

Weighted-average number of common shares outstanding: (millions)

Assuming dilution	1,460.8	1,560.1	1,491.8	1,573.6

Basic	1,437.2	1,538.1	1,468.3	1,551.3

Cash dividends per common share	$0.40	$0.30	$0.70	$0.50

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2007	At December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$7,010	$8,022
Marketable securities	3,179	2,634
Notes and accounts receivable — trade (net of allowances of $213 in 2007 and $221 in 2006)	9,956	10,789
Short-term financing receivables (net of allowances of $253 in 2007 and $307 in 2006)	13,390	15,095
Other accounts receivable (net of allowances of $11 in 2007 and $15 in 2006)	941	964
Inventories, at lower of average cost or market:
Finished goods	766	506
Work in process and raw materials	2,082	2,304
Total inventories	2,848	2,810
Deferred taxes	1,794	1,806
Prepaid expenses and other current assets	3,175	2,539
Total current assets	42,293	44,660

Plant, rental machines and other property	37,126	36,521
Less: Accumulated depreciation	22,647	22,082
Plant, rental machines and other property — net	14,479	14,440
Long-term financing receivables	10,243	10,068
Prepaid pension assets	11,378	10,629
Intangible assets — net	2,090	2,202
Goodwill	13,201	12,854
Investments and sundry assets	8,865	8,381
Total assets	$102,548	$103,234

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	At June 30,	At December 31,
(Dollars in millions except per share amounts)	2007	2006*
Liabilities and Stockholders’ Equity:
Current liabilities:
Taxes	$2,314	$4,670
Short-term debt	20,543	8,902
Accounts payable	6,653	7,964
Compensation and benefits	3,823	4,595
Deferred income	9,359	8,587
Other accrued expenses and liabilities	5,392	5,372
Total current liabilities	48,084	40,091

Long-term debt	14,179	13,780
Retirement and nonpension postretirement benefit obligations	13,217	13,553
Deferred income	2,907	2,502
Other liabilities	7,406	4,801
Total liabilities	85,792	74,728

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	33,374	31,271
Shares authorized: 4,687,500,000
Shares issued: 2007 - 2,035,154,809
2006 - 2,008,470,383
Retained earnings	55,503	52,432

Treasury stock - at cost	(64,125)	(46,296)
Shares: 2007 - 674,748,228
2006 - 501,987,771

Accumulated gains and (losses) not affecting retained earnings	(7,997)	(8,901)

Total stockholders’ equity	16,756	28,506

Total liabilities and stockholders’ equity	$102,548	$103,234

* Reclassified to conform with 2007 presentation.

  (Amounts may not add due to rounding.)

  (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

(Dollars in millions)	2007	2006*
Cash flow from operating activities from continuing operations:
Net Income	$4,105	$3,730
Loss from discontinued operations	(0)	(0)
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	1,943	1,924
Amortization of intangibles	581	531
Stock-based compensation	361	409
Net gain on asset sales and other	(257)	(45)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(274)	(871)

Net cash provided by operating activities from continuing operations	6,459	5,677

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,803)	(1,708)
Investment in software	(439)	(394)
Acquisition of businesses, net of cash acquired	(241)	(809)
Divestiture of businesses, net of cash transferred	310	—
Purchases of marketable securities and other investments	(16,998)	(13,651)
Proceeds from sale of marketable securities and other investments	16,602	11,591

Net cash used in investing activities from continuing operations	(2,569)	(4,971)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	14,066	214
Payments to settle debt	(1,962)	(1,288)
Short-term borrowings/(repayments) less than 90 days — net	171	105
Common stock repurchases	(18,205)	(5,060)
Common stock transactions — other	1,967	559
Cash dividends paid	(1,044)	(776)

Net cash used in financing activities from continuing operations	(5,008)	(6,246)

Effect of exchange rate changes on cash and cash equivalents	112	79
Net cash used in discontinued operations - operating activities	(6)	(7)

Net change in cash and cash equivalents	(1,012)	(5,468)

Cash and cash equivalents at January 1	8,022	12,568

Cash and cash equivalents at June 30	$7,010	$7,100

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

In the first quarter of 2007, the company changed the presentation of revenue and cost in the Consolidated Statement of Earnings to reflect the categories of Services, Sales and Financing. Previously, the presentation included Global Services, Hardware, Software, Global Financing and an Other category. In the past, these categories were aligned with the company’s reportable segment presentation of external revenue and cost. However, as the company moves toward delivering solutions which bring integrated software and services capabilities to its clients, the alignment between segments and categories will diverge. Therefore, there are situations where the Services segments could include software revenue, and conversely, the Software segment may have services revenue. The change was made to avoid possible confusion between the segment revenue and cost presentation and the required category presentation in the Consolidated Statement of Earnings.

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

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements,” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on the company’s Consolidated Financial Statements.

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

In the first quarter of 2007, the company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140,” which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this Statement did not have a material effect on the company’s Consolidated Financial Statements.

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 3 below for additional information, including the effects of adoption on the company’s Consolidated Statement of Financial Position.

3.               As highlighted in Note 2 above, the company adopted the provisions of FIN 48 on January 1, 2007.

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

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2000. During the first quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the company’s U.S. income tax returns for 2004 and 2005. The company anticipates that this audit will be completed by the end of 2008.  The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

For the three month and six month periods ending June 30, 2007, there were no material changes related to tax reserves that impacted the company’s effective tax rate.

4.               The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Net income	$2,260	$2,022	$4,105	$3,730
Gains and (losses) not affecting retained earnings (net of tax):
Foreign currency translation adjustments	259	499	349	637
Prior service costs, net gains/(losses) and transition assets/(obligations)*	262	—	470	—
Minimum pension liability adjustments*	—	1,136	—	1,432
Net unrealized gains/(losses) on marketable securities	65	4	47	(22)
Net unrealized gains/(losses) on cash flow hedge derivatives	23	(235)	38	(386)
Total gains and (losses) not affecting retained earnings	609	1,404	904	1,662
Net income plus gains and (losses) not affecting retained earnings	$2,869	$3,425	$5,009	$5,392

* For additional information, see Note V on page 101 in the 2006 IBM Annual Report.

5.     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Cost	$45	$52	$91	$108
Selling, general and administrative	123	136	235	258
Research, development and engineering	17	21	37	42
Other (income) and expense	(1)	—	(1)	—
Pre-tax stock-based compensation cost	184	209	361	409
Income tax benefits	(76)	(72)	(143)	(145)
Total stock-based compensation cost	$107	$137	$219	$264

The reduction in pre-tax stock-based compensation cost for the three months ended June 30, 2007, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($33 million) offset by an increase related to restricted and performance-based stock units ($9 million).  The reduction in pre-tax stock-based compensation cost for the six months ended June 30, 2007, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($41 million) and a reduction related to restricted and performance-based stock units ($6 million). The effects on stock-based compensation cost due to the divestiture of the company’s Printing Systems Division are included in Other (income) and expense above and in the Consolidated Statement of Earnings for the three- and six- month periods ended June 30, 2007.

As of June 30, 2007, the balance of $1,300 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at June 30, 2007 and 2006.

6.               The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

For the three months ended June 30:	2007	2006	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$534	$521	2.5%
Nonpension postretirement plans-cost	94	93	1.1
Total	$628	$614	2.3%

For the six months ended June 30:	2007	2006	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$1,074	$1,044	2.9%
Nonpension postretirement plans—cost	197	193	2.1
Total	$1,271	$1,237	2.7%

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

	U.S. Plans				Non-U.S. Plans
For the three months ended June 30:	2007		2006		2007	2006
(Dollars in millions)
Service cost	$185		$202		$145	$159
Interest cost	647		611		433	391
Expected return on plan assets	(926)		(905)		(613)	(585)
Amortization of transition assets	—		—		—	(1)
Amortization of prior service cost	15		15		(31)	(25)
Recognized actuarial losses	171		190		222	217
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	92	*	113	*	156 **	156 **
Cost of other defined benefit plans	32		27		42	41
Total net periodic pension cost for all defined benefit plans	124		140		198	197
Cost of defined contribution plans	97		94		115	90
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$221		$234		$313	$287

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

	U.S. Plans				Non-U.S. Plans
For the six months ended June 30:	2007		2006		2007	2006
(Dollars in millions)
Service cost	$373		$384		$265	$313
Interest cost	1,293		1,227		807	770
Expected return on plan assets	(1,852)		(1,806)		(1,217)	(1,143)
Amortization of transition assets	—		—		(1)	(2)
Amortization of prior service cost	30		30		(62)	(28)
Recognized actuarial losses	340		393		431	403
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	184	*	228	*	223 **	313 **
Cost of other defined benefit plans	62		55		166	78
Total net periodic pension cost for all defined benefit plans	246		283		389	391
Cost of defined contribution plans	213		192		226	178
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$459		$475		$615	$569

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

In 2007, the company expects to contribute to its non-U.S. defined benefit plans approximately $620 million, which is the legally mandated minimum contribution for the company’s non-U.S. Plans. In the first six months of 2007, the company contributed approximately $281 million to its non-U.S. Plans, as compared to $1,550 million contributed in the first six months of 2006.

During the second quarter of 2007, the company initiated changes to the investment strategy of its U.S. defined benefit plan:

•                  The 2007 target asset allocation was modified, primarily by reducing public equity securities and increasing debt securities from 33 percent to 43 percent of total plan assets;

•                  Duration of debt securities was increased; and

•                  The use of derivatives, including interest rate swaps and swaptions, was increased in the fixed income portfolio to further mitigate the effects of future interest rate changes on the level of pension surplus.

These changes are designed to reduce the potential negative impact that equity markets or interest rates might have on the funded status of the U.S. defined benefit pension plan. These changes are not expected to impact the expected long-term rate of return on assets of 8.0 percent. (See Note V, “Retirement-Related Benefits,” pages 107 through 109 in the company’s 2006 Annual Report for additional information).

The following table provides the components of the cost for the company’s nonpension postretirement benefits:

Cost/(Income) of Nonpension Postretirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Dollars in millions)
Service cost	$17	$15	$34	$31
Interest cost	76	73	155	152
Amortization of prior service cost	(15)	(15)	(30)	(31)
Recognized actuarial losses	4	7	12	15
Net periodic post retirement plan cost — U.S. Plan	82	80	171	167
Cost of non-U.S. Plans	12	13	26	26
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$94	$93	$197	$193

The company received a $5.1 million subsidy in the second quarter of 2007 and $14.6 million for the first six months of 2007 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see page 110 in the company’s 2006 Annual Report.

In addition, the company made a $500 million voluntary cash contribution to the U.S. nonpension postretirement benefit plan in March of 2007. This advance funding is in addition to ongoing contributions of approximately $400 million that will be made in 2007 which will be utilized to pay current year benefits. The $500 million contribution will be used to fund benefit payments in future years.

7.               Periodically, the IBM Board of Directors authorizes funding for use in the company’s  common stock repurchase program. The company repurchases shares on the open market or in private transactions, depending on market conditions. During the three months ended June 30, 2007, the Board of Directors authorized $15.0 billion in additional funds for future repurchases of common stock. This amount was in addition to approximately $1.4 billion for common stock repurchase remaining from a prior Board authorization. The company stated that it may repurchase shares on the open market or in private transactions, including structured or accelerated transactions, depending on market conditions.

The company completed open market share repurchases of approximately 20.5 million shares for $2.1 billion during the three months ended June 30, 2007. Additionally, for the three months ended June 30, 2007, 118.8 million shares were repurchased for $12.5 billion by IBM International Group, a wholly-owned foreign subsidiary of the company (the “Foreign Subsidiary”) under accelerated share repurchase agreements with three banks (the “Accelerated Repurchase”).

Pursuant to the Accelerated Repurchase agreements, executed on May 25, 2007, the Foreign Subsidiary paid an initial purchase price of $105.18 per share for the repurchase. The initial purchase price is subject to adjustment based on the volume weighted average price of IBM common stock over a settlement period of three months for each of the banks. The adjustment will also reflect certain other amounts including the banks’ carrying costs, compensation for ordinary dividends declared by the company during the settlement period and interest benefits for receiving the $12.5 billion payment in advance of the anticipated purchases by each bank of shares in the open market during its settlement period.  The adjustment amount can be settled in cash, registered shares or unregistered shares at the Foreign Subsidiary’s option. Under the Accelerated Repurchase agreements, the Foreign Subsidiary will have a separate settlement with each of the three banks; these settlements are expected to occur in September 2007, December 2007 and March 2008. Any amounts paid or received by the Foreign Subsidiary under any of the settlement alternatives in connection with the price adjustment will be recorded as an adjustment to Stockholders’ equity in the Consolidated Statement of Financial Position on each of the settlement dates.

The Foreign Subsidiary could be required to deliver a maximum of 356.5 million shares if it elects the share settlement options. The estimated fair value of the cash settlement and share settlement alternatives under the Accelerated Repurchase as of June 30, 2007 would result in the receipt of approximately $225 million or 2.1 million refund shares, respectively, by the Foreign Subsidiary. In comparison, each $1 increase/decrease  in the volume weighted average share price (average from June 1 to June 30, 2007) would impact these estimates by approximately $119 million or approximately 1.1 million shares under the cash settlement and share settlement alternatives, respectively. For the quarter and six months ended June 30, 2007, the effect of the share settlement alternatives would have been antidilutive, and, therefore, were not included in the computation of diluted earnings per share for the respective periods.

On May 25, 2007, the Foreign Subsidiary entered into a 364-day, $11.5 billion floating rate Term Loan Agreement with a number of financial institutions in order to finance the Accelerated Repurchase. This debt issuance is recorded in Short-term debt in the Consolidated Statement of Financial Position.

8.               During the first six months ended June 30, 2007, the company completed four acquisitions at an aggregate cost of $251 million. All four of the acquisitions were completed in the first quarter. In the second quarter, the company announced two acquisitions, Telelogic AB and Watchfire Corporation. The Watchfire acquisition closed in July and the Telelogic acquisition is expected to close in the fourth quarter. Both acquisitions will be integrated into the company’s software segment.

The Software segment completed two acquisitions in the first quarter:  Consul Risk Management International BV. and Vallent Corporation, both privately held companies. Each acquisition further complemented and enhanced the company’s portfolio of product offerings.

Global Technology Services (GTS) completed two acquisitions in the first quarter: Softek Storage Solutions Corporation  and DM Information Systems, Ltd. (DMIS), both privately held companies. Softek augments the company’s unified data mobility offerings and worldwide delivery expertise for managing data in storage array, host and virtualized IT environments. DMIS will enhance and complement the company’s Technology Service offerings.

Purchase price consideration was paid all in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2007.

	Amortization
(Dollars in millions)	Life (yrs.)	Acquisitions
Current assets		$80
Fixed assets/non-current		6
Intangible assets:
Goodwill	N/A	249
Completed technology	3	11
Client relationships	3 – 5	13
Other	2 – 4	6
In-process research and development		—
Total assets acquired		365
Current liabilities		(85)
Non-current liabilities		(30)
Total liabilities assumed		(115)
Total purchase price		$251

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired is 3.6 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $249 million was  assigned to the Software ($185 million) and Global Technology Services ($64 million) segments.

9.               In January 2007, the company announced an agreement with Ricoh Company Limited (“Ricoh”), a publicly traded company, to form a joint venture company based on IBM’s Printing System Division (a division of the Systems and Technology segment).  See Note X, “Subsequent Events” in the company’s 2006 Annual Report.

The company initially created a wholly-owned subsidiary, InfoPrint Solutions (InfoPrint),  by contributing specific assets and liabilities from its printer business.  The company’s Printing System Division generated approximately $1 billion of revenue in 2006. The InfoPrint portfolio includes solutions for production printing for enterprises and commercial printers as well as solutions for office workgroup environments and industrial segments. On June 1, 2007 (“closing date”), the company divested 51 percent of its interest in InfoPrint to Ricoh.  The company will divest its remaining 49 percent ownership to Ricoh quarterly over the next three years.

The total consideration the company agreed to on January 24, 2007 (the date the definitive agreement was signed) was $725 million which was paid in cash to the company on the closing date.  The cash received was consideration for the initial 51 percent acquisition of InfoPrint by Ricoh as well as a prepayment for the remaining 49 percent to be acquired and certain royalties and services to be provided by the company to InfoPrint.  Final consideration for this transaction will be determined at the end of the three-year period based upon the participation in the profits and losses recorded by the equity partners. The company evaluated its ownership and participation in InfoPrint under the requirements of FIN 46(R), “Consolidation of Variable Interest Entities.” The company concluded that InfoPrint meets the requirements of a variable interest entity, the company is not the primary beneficiary of the entity and that deconsolidation of the applicable net assets was appropriate. The company’s investment in InfoPrint will be accounted for under the equity method of accounting.

The company will provide maintenance services for one year, certain hardware products for three years and other information technology and business process services to InfoPrint for up to five years.  The company assessed the fair value of these arrangements, and, as a result, has deferred $274 million of the proceeds.  This amount will be recorded as revenue, primarily in the company’s services segments, as services are provided to InfoPrint.  The deferred amount was recorded in Deferred income ($129 million current and $145 million non-current) in the Consolidated Statement of Financial Position.

The royalty agreements are related to the use of certain of the company’s trademarks for up to ten years.  The company assessed the fair value of these royalty agreements, and, as a result, has deferred $116 million of the proceeds.  This amount will be recognized as Intellectual property and custom development income as it is earned in subsequent periods.  The deferred amount was recorded in Deferred income ($41 million current and $75 million non-current) in the Consolidated Statement of Financial Position.

Net assets contributed, transaction related expenses and provisions were $90 million, resulting in an expected total pre-tax gain of $245 million, of which $81 million was recorded in Other (income) and expense in the Consolidated Statement of Earnings in the second quarter of 2007.

The deferred pre-tax gain of $164 million is primarily related to: (1) the transfer of the company’s remaining 49 percent interest in InfoPrint to Ricoh, and, (2) the transfer of certain maintenance services employees to InfoPrint.  The company will recognize this amount over a three year period as the remaining ownership interest is divested and the employees are transferred.  The pre-tax gain will be recorded in Other (income) and expense in the Consolidated Statement of Earnings.  At June 30, 2007, the deferred amount is recorded in Deferred income ($64 million current and $100 million non-current) in the Consolidated Statement of Financial Position.

10.   The changes in the goodwill balances, by reportable segment, for the six months ended June 30, 2007, are as follows:

Segment	Balance 12/31/06	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation Adjustments	Balance 6/30/07
(Dollars in millions)
Global Technology Services	$2,700	$64	$(7)	$—	$5	$2,762
Global Business Services	3,811	—	(5)	—	128	3,934
Systems and Technology	214	—	—	—	—	214
Software	6,129	185	(27)	—	5	6,292
Global Financing	—	—	—	—	—	—
Total	$12,854	$249	$(39)	$—	$138	$13,201

There were no goodwill impairment losses recorded during the quarter.

The following schedule details the company’s intangible asset balances by major asset class:

	At June 30, 2007
Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Capitalized software	$1,902	$(826)	$1,076
Client-related	1,044	(497)	548
Completed technology	477	(159)	318
Strategic alliances	103	(98)	5
Patents/Trademarks	117	(44)	73
Other(a)	263	(193)	69
Total	$3,907	$(1,817)	$2,090

	At December 31, 2006
Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Capitalized software	$1,871	$(837)	$1,034
Client-related	1,038	(424)	614
Completed technology	500	(128)	372
Strategic alliances	104	(89)	15
Patents/Trademarks	112	(29)	83
Other(a)	264	(179)	84
Total	$3,888	$(1,686)	$2,202

(a)	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $112 million during the first six months of 2007 primarily due to the amortization of existing intangible asset balances, partially offset by net increases in software capitalization and acquired  intangible assets. The aggregate intangible asset amortization expense was $289 million and $580 million for the second quarter and first six months of 2007, respectively, versus $266 million and $531 million for the second quarter and first six months of 2006, respectively. In addition, in the first six months of 2006, the company retired $450 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2007:

2007 (for Q3-Q4)	$553 million
2008	$791 million
2009	$409 million
2010	$173 million
2011	$100 million

11.   The tables on pages 61 and 62 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

12.   The following table provides a rollforward of the current and non-current liability balances for actions taken in the following periods: (1) the second quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second-quarter of 2002 associated with the Microelectronics Division and rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2006 Annual Report, Note R on page 93 for additional information on the actions taken in 2005.

(Dollars in millions)	Liability as of 12/31/2006	Payments	Other adjustments*	Liability as of 6/30/2007

Current:
Workforce	$163	$(81)	$38	$120
Space	88	(28)	24	84
Other	6	—	—	7
Total Current	$257	$(109)	$62	$210

Non-current:
Workforce	$531	$—	$(3)	$528
Space	109	—	(20)	89
Total Non-current	$640	$—	$(23)	$617

* The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the six-month period ended June 30, 2007, net adjustments were recorded to (1) increase  previously recorded liabilities for actions taken prior to 1994 ($5.3 million); (2) reduce previously recorded liabilities for actions taken in the second quarter of 2005 ($1.2 million), second quarter 2002 ($1.4 million) and fourth-quarter 2002 ($0.4 million). Of the net increase of $2.3 million, $3.2 million was included in Selling, General and Administrative expense and a $0.9 million reduction was recorded in Other (income) and expense. In addition, interest expense (accretion) of $14.8 million was recorded in Selling, General and Administrative expense and $2.0 million was recorded in Other (income) and expense.

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

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses, claiming damages based on the company’s termination of an education assistance program.  On July 3, 2007, the company and the plaintiffs filed a proposed class settlement agreement with the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana, where the legal action was filed.  On July 24, 2007, the Court gave its preliminary approval of the proposed settlement pursuant to which IBM would pay certain amounts to eligible individuals who took or would have taken an education course within a specified period after departing the company.  If the proposed settlement receives the final approval of the Court, IBM will also make contributions to support engineering education for women and minorities.  On October 1, 2007, the Court will hold a fairness hearing, at which the Court shall consider any objections to the proposed settlement and determine whether the proposed settlement shall be granted final approval.

On June 2, 2003, the company announced that it received notice of a formal, nonpublic investigation by the Securities and Exchange Commission (SEC), seeking information relating to revenue recognition in 2000 and 2001, primarily concerning certain types of client transactions. The company believes this investigation arose from a separate investigation by the SEC of Dollar General Corporation, a client of the company’s Retail Stores Solutions unit, which markets and sells point-of-sale products.  On January 8, 2004, the company announced that it received a “Wells Notice” from the staff of the SEC in connection with the staff’s investigation of Dollar General Corporation.  The separate SEC investigation noted above, relating to the recognition of revenue by the company in 2000 and 2001, was not the subject of this Wells Notice.

On June 25, 2007, the company announced that it reached an agreement with the SEC to settle all issues regarding the above-referenced investigations. IBM has consented, without admitting or denying any wrongdoing, to entry of an administrative order by the SEC directing that it cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC rules. In connection with the agreement, IBM paid an amount into a fund to be established in connection with the SEC’s action against Dollar General.  This payment was consistent with a provision previously established by the company. An IBM employee in the company’s Sales and Distribution unit also has resolved all issues with the SEC relating to the separate Wells Notice he received in connection with the staff’s investigation of Dollar General.

On June 27, 2005, the company announced that it had received a request to voluntarily comply with an informal investigation by the staff of the SEC concerning the company’s disclosures relating to the company’s first-quarter 2005 earnings and expensing of equity compensation. On January 12, 2006, the company announced that it received notice of a formal, nonpublic investigation by the SEC of this matter.  On June 5, 2007, the company announced that it reached an agreement with the SEC to settle this investigation.  In connection with the agreement, IBM has consented, without admitting or denying any wrongdoing, to entry of an administrative order by the SEC directing that IBM cease and desist from committing or causing any violations of certain of the reporting provisions of the federal securities laws and related SEC rules. The SEC’s order contains no finding of securities fraud or violation of any antifraud provision of the federal securities laws and related SEC rules. No monetary penalty or fine was imposed in connection with the resolution of this matter.

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.” Plaintiffs filed a corrected consolidated amended complaint dated May 19, 2006, in which they named the company and IBM’s Senior Vice President and Chief Financial Officer as defendants and alleged that defendants made certain misrepresentations and omissions in violation of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. On September 20, 2006, the Court denied a Motion to Dismiss that was filed by IBM. On March 12, 2007, the plaintiffs’ class was certified; class notifications were mailed on or about May 30, 2007.

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

On January 24, 2006, a putative class action lawsuit was filed against IBM in federal court in San Francisco on behalf of technical support workers whose primary responsibilities are or were to install and maintain computer software and hardware. The complaint was subsequently amended on March 13, 2006. The First Amended Complaint, among other things, adds four additional named plaintiffs and modifies the definition of the workers purportedly included in the class. The suit, Rosenburg, et. al., v. IBM, alleges the company failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and asserts violations of various state wage requirements, including recordkeeping and meal-break provisions. The suit also asserts certain violations of ERISA. Relief sought includes back wages, corresponding 401(k) and pension plan credits, interest and attorneys’ fees. On July 12, 2007, the District Court granted final approval to a class-wide settlement whereby IBM will pay $65 million plus certain interest for claims asserted by class members, plaintiffs’ attorneys’ fees and administrative costs. Individual payments will be based on factors, including the class member’s state of employment, time worked in the relevant job position and base salary. The charge associated with this settlement was consistent with a provision previously established by the company.

On October 23, 2006, the company filed two lawsuits against Amazon.com, Inc. (Amazon), in the United States District Court for the Eastern District of Texas, one in the Lufkin Division and one in the Tyler Division.  The Lufkin suit alleged that Amazon unlawfully infringed three IBM patents. The Tyler suit alleged that Amazon unlawfully infringed two IBM patents. The Lufkin Division patents cover methods for storing data, presenting applications and presenting advertising on a computer network. The Tyler Division patents cover an electronic catalog requisition system and related information retrieval and ordering methods and a computer-implemented hypertext system and method for operating a computer-implemented object-oriented hypertext system. Each suit sought, among other things, compensatory damages and injunctive relief. On December 14, 2006, Amazon answered, counterclaimed in each suit and sought to transfer the Lufkin suit to consolidate it with Tyler suit. IBM filed its opposition to the transfer motion on January 2, 2007 and answered the counterclaims in both suits on January 8. On January 16, 2007, the Lufkin court denied Amazon’s transfer motion.  In May 2007, the parties to the Lufkin suit and the Tyler suit settled these matters and both actions were dismissed.

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York. IBM asserted claims for patent infringement and breach of contract in connection with PSI’s development and marketing of a computer system that PSI says is compatible with IBM’s S/390 and System z architectures. IBM also sought a declaratory judgment that its refusal to license its patents to PSI and certain of its software for use on PSI systems does not violate the antitrust laws. IBM seeks damages and injunctive relief. On January 19, 2007, PSI answered the complaint and asserted counterclaims against IBM for alleged monopolization and attempted monopolization, tying, violations of New York and California statutes proscribing unfair competition, tortious interference with the acquisition of PSI by a third party and promissory estoppel. PSI also sought declaratory judgments of noninfringement of IBM’s patents and patent invalidity. Discovery is proceeding and the court has ordered that the case be ready for trial in the Fall of 2008.

In October 2003, a purported collective action lawsuit was filed against IBM in the United States District Court for the Northern District of California by ten former IBM employees alleging, on behalf of themselves and allegedly similarly situated former employees, that the company engaged in a pattern and practice of discriminating against employees on the basis of age when it terminated employees in connection with reductions in force. Initially, the District Court dismissed the lawsuit on the basis of release agreements signed by all the plaintiffs. On appeal, the Ninth Circuit reversed the trial court’s finding that the release barred these claims, and in January 2007 after denial of IBM’s petition for rehearing, the matter was returned to the trial court for further proceedings. IBM has moved to dismiss portions of the complaint; a decision is pending on that motion.

The company is a defendant in a civil lawsuit brought in Tokyo District Court by Tokyo Leasing Co., Ltd., which seeks to recover losses that it allegedly suffered after IXI Co., Ltd. initiated civil rehabilitation (bankruptcy) proceedings in Japan and apparently failed to pay Tokyo Leasing amounts for which Tokyo Leasing now seeks to hold IBM and others liable.  The claims in this suit include tort and breach of contract.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Similar to many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $1.9 billion, including amounts currently in litigation and other amounts. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended June 30, 2007, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

14.   The company’s extended lines of credit include unused amounts of $3,762 million and $2,895 million at June 30, 2007 and December 31, 2006, respectively.  A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,859 million and $2,496 million at June 30, 2007 and December 31, 2006, respectively.

The company has applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain IP rights, specified environmental matters, third-party performance of non-financial contractual obligations and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party’s claims. Further, the company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $31 million and $32 million at June 30, 2007 and December 31, 2006, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2007	2006
Balance at January 1	$582	$754
Current period accruals	228	220
Accrual adjustments to reflect actual experience	(25)	56
Charges incurred	(327)	(386)
Balance at June 30	$458	$645

The decrease in the warranty liability balance was primarily driven by a reduction in estimated future costs as a result of the divestiture of the company’s Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

15.   Subsequent Events: On July 16, 2007, the company announced an agreement to acquire DataMirror Corporation, a publicly held company, for approximately $160 million. This transaction is expected to close in the third quarter of 2007.

On July 31, 2007, the company announced that the Board of Directors approved a quarterly dividend of $0.40 per common share.  The dividend is payable September 10, 2007 to shareholders of record on August 10, 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Three months ended June 30:	2007	2006	Change
Revenue	$23,772	$21,890	8.6	%**
Gross profit margin	41.8%	41.2%	0.6	pts.
Total expense and other income	$6,796	$6,125	11.0%
Total expense and other income to revenue ratio	28.6%	28.0%	0.6	pts.
Provision for income taxes	$881	$867	1.6%
Income from continuing operations	$2,261	$2,022	11.8%
Earnings per share from continuing operations:
Assuming dilution	$1.55	$1.30	19.2%
Basic	$1.57	$1.31	19.8%
Weighted average shares outstanding:
Assuming dilution	1,460.8	1,560.1	(6.4)%
Basic	1,437.2	1,538.1	(6.6)%

*

The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There was a $1 million loss from Discontinued Operations in the second quarter of 2007 and no loss for the first six months of 2007, versus no loss in the second quarter and first six months of 2006.

**	5.9 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted  for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the second quarter, total revenue increased 8.6 percent as reported, 5.9 percent adjusted for currency, versus the second quarter of 2006. Pre-tax income from continuing operations was $3,142 million, up 8.8 percent compared to the prior year. Diluted earnings per share from continuing operations was $1.55 in the quarter and included a $0.05 gain from the divestiture of the company’s printing business in June; excluding the printer gain, diluted earnings per share increased 15.4 percent year- to-year. In the second quarter, the company executed a $12.5 billion accelerated share repurchase, and, in total, repurchased approximately nine percent of the common shares outstanding at March 31, 2007.

The company’s second quarter financial results demonstrated improving revenue growth, gross margin expansion and strong cash flow performance.

The revenue growth rate, adjusted for currency, at 5.9 percent, was the strongest quarterly growth rate in six years. Geographic results were strong; business performance was led by Asia Pacific which grew 9.8 percent (10 percent adjusted for currency). Europe continued to improve, up 13.5 percent (6 percent adjusted for currency). Americas had the best improvement versus the first quarter, led by the U.S. which grew 6 percent after a weak first-quarter 2007 performance. Improved sales execution and improving economic trends contributed to revenue results in the quarter. In addition, the company continued to benefit from its investments and strong growth in its emerging country markets where revenue grew 32.5 percent (25 percent adjusted for currency).

Segment revenue performance was driven by strong Software growth (12.7 percent), particularly in the key branded middleware offerings (22.8 percent), where over half of the growth was organic. In addition, both Global Services businesses had revenue growth of 10.1 percent in the second quarter. Systems and Technology revenue increased (1.8 percent) primarily driven by System x, System p and System z server revenue, and Systems Storage revenue, partially offset by a decline in Microelectronics and impacts from the divestiture of the printing business. Global Financing revenue increased (3.6 percent) reflecting an improvement in financing revenue due to an increase in financing assets and increased used equipment sales.

The gross profit margin was 41.8 percent in the second quarter versus 41.2 percent in the second quarter of 2006.  The increase in the gross profit margin was primarily driven by operational efficiencies and a mix shift to higher margin businesses. Global Financing’s margin declined due to narrowing financing spreads and increased interest costs.

Total expense and other income increased over the year-earlier period by 11.0 percent.  The increase was primarily due to the company’s continuing investments in higher value capabilities, including middleware software, services, emerging countries and acquisitions. In addition, workforce rebalancing expenses increased, as well as interest expense driven by new debt related to the accelerated share repurchase, offset partially by the gain related to the sale of the printing business. The ratio of Total expense to revenue increased 0.6 points to 28.6 percent for the second quarter versus the comparable period of 2006.

The effective tax rate for the second quarter of 2007 was 28.0 percent versus 30.0 percent in the second quarter of 2006.

Cash flow from operating activities was $3,444 million, an increase of $877 million versus the second quarter of 2006 and an improvement of $428 million compared to the first quarter of 2007.

Total Global Services signings were $11.7 billion in the second quarter of 2007 as compared to $9.6 billion for the three months ended June 30, 2006.  The estimated total Global Services backlog was $116 billion at June 30, 2007, an increase of $1 billion versus March 31, 2007 and $7 billion versus June 30, 2006.

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Six months ended June 30:	2007	2006	Change
Revenue	$45,801	$42,549	7.6	%**
Gross profit margin	41.1%	40.2%	0.9	pts.
Total expense and other income	$13,083	$11,774	11.1%
Total expense and other income to revenue ratio	28.6%	27.7%	0.9	pts.
Provision for income taxes	$1,616	$1,598	1.1%
Income from continuing operations	$4,105	$3,730	10.1%
Earnings per share from continuing operations:
Assuming dilution	$2.75	$2.37	16.0%
Basic	$2.80	$2.40	16.7%
Weighted average shares outstanding:
Assuming dilution	1,491.8	1,573.6	(5.2)%
Basic	1,468.3	1,551.3	(5.4)%

	6/30/07	12/31/06
Assets	$102,548	$103,234	(0.7)%
Liabilities	$85,792	$74,728	14.8%
Equity	$16,756	$28,506	(41.2)%

**          4.8 percent adjusted for currency

For the first six months of 2007, total revenue increased 7.6 percent as reported, 4.8 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $5,721 million, a 7.4 percent increase compared to the first half of 2006. Diluted earnings per share from continuing operations was $2.75, reflecting a 16 percent improvement year-to-year.

Revenue performance in the first half was led by Software and both Global Services businesses. Geographically, Asia Pacific demonstrated the strongest business performance, with good improvement in Europe as well. Performance in the company’s emerging country markets remains very strong, with revenue growth of 28.4 percent (23 percent adjusted for currency) in the first half versus the first half of 2006.

The gross profit margin for the first six months of 2007 was 41.1 percent, an improvement of 0.9 points versus the prior year. The company has improved its gross profit margin year-to-year for 12 consecutive quarters. The focus on productivity initiatives, combined with an improved business mix, has led to the overall margin improvement.

Total expense and other income increased 11.1 percent in the first half of 2007. This increase was primarily driven by the continuing investments to drive future business growth and develop higher value capabilities.

The effective tax rate for the first six months of 2007 was 28.2 percent versus 30.0 percent for the comparable period in 2006.

For the first six months of 2007, cash flow from operating activities was $6,459 million, an increase of $783 million versus the first half of 2006.

Assets declined approximately $686 million from December 31, 2006 to June 30, 2007 primarily due to lower Cash and cash equivalents and Marketable securities of $467 million. In addition, short-term financing receivables declined by $1,706 million during the first six months of 2007. These decreases were partially offset by an increase in pension assets of $750 million, an increase in prepaid expenses of $635 million and an increase in long-term marketable securities of $151 million.

Liabilities increased approximately $11,064 million from December 31, 2006 primarily driven by the $11.5 billion short-term debt issuance in June related to the accelerated share repurchase.

Stockholders’ equity declined approximately $11,750 million primarily due to the company’s common stock repurchases, including the accelerated share repurchase transaction, which resulted in the company’s repurchasing 118.8 million shares which are held as Treasury stock at June 30, 2007.

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Global Technology Services	37.1%	36.6%	37.5%	37.1%
Global Business Services	18.4	18.1	18.8	18.5
Total Global Services	55.6	54.7	56.2	55.6
Systems and Technology	21.6	23.1	21.2	22.4
Global Financing	2.5	2.7	2.7	2.7
Total Systems and Technology and Global Financing	24.2	25.7	23.9	25.1
Software	20.3	19.5	19.9	19.3
Total	100.0%	100.0%	100.0%	100.0%

The following is an analysis of the second quarter and first six months of 2007 versus second quarter and first six months of 2006 reportable segment external revenue and gross margin results.

(Dollars in millions) For the three months ended June 30:	2007	2006	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$8,756	$7,955	10.1%		7.2%
Gross margin	29.8%	29.8%	0.0	pts.
Global Business Services	4,338	3,939	10.1%		7.8%
Gross margin	24.3%	23.4%	0.9	pts.
Systems and Technology	5,102	5,014	1.8%		(0.3)%
Gross margin	37.3%	36.5%	0.8	pts.
Software	4,777	4,241	12.7%		9.1%
Gross margin	84.9%	84.2%	0.7	pts.
Global Financing	597	576	3.6%		1.0%
Gross margin	46.0%	51.1%	(5.0)	pts.
Other	201	165	22.3%		20.1%
Gross margin	19.8%	14.9%	4.9	pts.
Total revenue	$23,772	$21,890	8.6%		5.9%
Gross profit	$9,938	$9,014	10.3%
Gross margin	41.8%	41.2%	0.6	pts.

(Dollars in millions) For the six months ended June 30:	2007	2006	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$17,013	$15,674	8.5%		5.5%
Gross margin	29.5%	29.5%	(0.0)	pts.
Global Business Services	8,521	7,787	9.4%		6.7%
Gross margin	24.1%	22.4%	1.7	pts.
Systems and Technology	9,622	9,433	2.0%		(0.2)%
Gross margin	36.1%	34.4%	1.7	pts.
Software	9,028	8,147	10.8%		7.3%
Gross margin	84.3%	84.2%	0.1	pts.
Global Financing	1,211	1,158	4.6%		2.0%
Gross margin	48.5%	52.0%	(3.5)	pts.
Other	404	349	15.8%		14.3%
Gross margin	15.9%	7.7%	8.2	pts.
Total revenue	$45,801	$42,549	7.6%		4.8%
Gross profit	$18,804	$17,102	10.0%
Gross margin	41.1%	40.2%	0.9	pts.

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2007	2006	Change
Global Services Revenue:	$13,094	$11,894	10.1%
Global Technology Services	$8,756	$7,955	10.1%
Strategic Outsourcing	4,569	4,240	7.8
Integrated Technology Services	2,059	1,796	14.6
Maintenance	1,613	1,471	9.6
Business Transformation Outsourcing	515	447	15.2
Global Business Services	$4,338	$3,939	10.1%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2007	2006	Change
Global Services Revenue:	$25,535	$23,461	8.8%
Global Technology Services	$17,013	$15,674	8.5%
Strategic Outsourcing	8,903	8,338	6.8
Integrated Technology Services	3,958	3,485	13.6
Maintenance	3,147	2,915	8.0
Business Transformation Outsourcing	1,005	937	7.2
Global Business Services	$8,521	$7,787	9.4%

The company’s two services segments, Global Technology Services and Global Business Services, together had revenue of $13.1 billion, an increase of 10.1 percent (7 percent adjusted for currency) in the second quarter and $25.5 billion, an increase of 8.8 percent (6 percent adjusted for currency) in the first six months of 2007, respectively, when compared to same periods of 2006.  The second-quarter revenue growth, adjusted for currency, was the strongest performance in over three years.

Global Technology Services (GTS) revenue increased 10.1 percent (7 percent adjusted for currency) and 8.5 percent (6 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the second quarter and first half of 2006. Revenue growth was balanced across the business lines and was strong across all geographies. Total signings in GTS increased 20 percent in the second quarter of 2007, with longer term signings increasing 27 percent and shorter term signings increasing 8 percent.

Strategic Outsourcing (SO) revenue was up 7.8 percent (5 percent adjusted for currency) in the second quarter and 6.8 percent (4 percent adjusted for currency) in the first six months of 2007, respectively, versus the same periods in 2006.  Revenue increased in all geographies and was driven by a combination of good signings performance over the past twelve months, continued lower base contract erosion and good execution in selling new business into existing accounts. The focus on existing customers and service delivery was key to the growth in the base accounts during the second quarter. Client demand for additional contract scope and short term projects was positive, which translate quickly into revenue. This revenue growth helped mitigate some of the dependency on new customer signings. SO signings in the second quarter of 2007 increased 22 percent when compared to the second quarter of 2006.

Business Transformation Outsourcing (BTO) revenue returned to growth in the second quarter and was up 15.2 percent (11 percent adjusted for currency) year to year.  For the first six months of 2007, BTO revenue increased 7.2 percent (4 percent adjusted for currency) versus the first six months of 2006.  Second quarter BTO signings increased 69 percent year to year.

Integrated Technology Services (ITS) revenue increased 14.6 percent (12 percent adjusted for currency) in the second quarter and 13.6 percent (11 percent adjusted for currency) in the first six months of 2007 when compared to the same periods in 2006.  ITS signings in the quarter increased 8 percent year to year.  Sustained signings growth is driving continued improvement in revenue and reflects progress from the changes the company implemented to improve the ITS business.  A component of growth within ITS is IT Security Solutions, where Internet Security Systems (ISS) contributes to the company’s capabilities.

Maintenance revenue increased 9.6 percent (7 percent adjusted for currency) and 8.0 percent (5 percent adjusted for currency) in the second quarter and first six months of 2007, respectively versus the same periods in the prior year. The company’s maintenance business continues to benefit from providing availability services on non-IBM IT equipment.  The rate of growth improved 3 points sequentially from the first quarter of 2007 driven primarily (2 points) by the inclusion of the recently commenced services agreement with InfoPrint Solutions, Inc. The impact of this agreement will increase in the third quarter of 2007, when a full quarter of maintenance services are provided.  See Note 9 on pages 14 and 15 for additional information.

Global Business Services (GBS) revenue increased 10.1 percent (8 percent adjusted for currency) and 9.4 percent (7 percent adjusted for currency) in the second quarter and first half of 2007 versus the prior year periods, respectively.  Revenue growth was balanced across all three geographies, with the strongest growth coming from Asia Pacific, and was also balanced across the two major business lines: Application Management Services and Core Consulting.  Total signings in GBS increased 23 percent in the second quarter of 2007. Longer term signings increased 70 percent and shorter term signings were up 6 percent.

The company is benefiting from the transformational actions taken to improve the GBS business.  The company has increased the competitiveness of its offerings and expanded its capabilities in areas of strong customer demand, such as Services Oriented Architecture (SOA).  The company has also leveraged its global delivery capabilities across the portfolio.  These actions collectively have contributed to continued signings growth, increased revenue growth and margin expansion.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2007	2006	Change
Global Services gross profit:
Global Technology Services	$2,607	$2,368	10.1%
Gross profit margin	29.8%	29.8%	0.0	pts.
Global Business Services	1,054	923	14.3%
Gross profit margin	24.3%	23.4%	0.9	pts

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2007	2006	Change
Global Services gross profit:
Global Technology Services	$5,014	$4,622	8.5%
Gross profit margin	29.5%	29.5%	(0.0)	pts.
Global Business Services	2,051	1,745	17.5%
Gross profit margin	24.1%	22.4%	1.7	pts.

Global Technology Services gross profit increased 10.1 percent in the quarter and 8.5 percent in the first half of 2007 compared to the same periods of 2006, with flat gross profit margins year to year. The second quarter gross profit margin improved 0.6 points from the first quarter. The GTS segment pre-tax margin was 8.6 percent in the second quarter of 2007, a decline of 0.8 points versus second-quarter 2006, driven by restructuring charges incurred to address cost issues, primarily in the U.S. The first half segment pre-tax margin was 8.2 percent, a decrease of 1.6 points year to year.  The pre-tax margin decline was driven by increased investments in sales and delivery, the impact of recently completed acquisitions and the restructuring charges.

Global Business Services gross profit increased to $1.1 billion for the second quarter and $2.1 billion for the first six months of 2007 versus the same periods of 2006. Gross profit margins improved 0.9 points and 1.7 points year to year in the second quarter and first six months, respectively.  Segment pre-tax margin was 10.4 percent in the second quarter and the first six months of 2007, an improvement of 0.9 points and 1.4 points, respectively, versus the prior year periods.  Both the gross margin and pre-tax margin improvements were driven by revenue growth, improved resource utilization, stable-to-improving pricing trends and strong contract management.

Global Services Signings

In the second quarter of 2007, total Global Services signings increased 22 percent year to year to $11,658 million. Shorter term signings increased for the fourth consecutive quarter to $5,296 million.  Longer term signings were $6,362 million, an increase of 38 percent year to year. GTS signings were $6,534 million and GBS signings were $5,124 million in the second quarter of 2007.  The company signed 11 deals greater than $100 million in the quarter and the total Global Services backlog was estimated at $116 billion, an increase of $1 billion versus March 31, 2007 and an increase of $7 billion when compared to June 30, 2006.

Global Technology Services Signings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Longer term	$4,452	$3,497	$9,376	$8,913
Shorter term	2,082	1,934	4,003	3,763
Total	$6,534	$5,431	$13,379	$12,676

Global Business Services Signings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Longer term	$1,910	$1,124	$2, 815	$2,280
Shorter term	3,213	3,035	6,548	5,987
Total	$5,124	$4,159	$9,364	$8,268

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management is an approximation of constant currency, and involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for longer term contracts that require significant upfront investment by the company, the portions of these contracts that are a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For shorter term contracts that do not require significant upfront investments, a signing is usually equal to the full contract value. Longer term contracts represent SO and BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and Application Management Services (AMS) for custom and legacy applications. Shorter term contracts represent the remaining GBS offerings of Consulting and Systems Integration, AMS for packaged applications and ITS contracts. These amounts have been adjusted to exclude the impact of year to year currency changes.

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

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincident to an acquisition or divestiture.

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2007	2006	Change
Systems and Technology Revenue:	$5,102	$5,014	1.8%
System z			4.0
System i			(15.1)
System p			6.6
System x			14.4
System Storage			6.0
Microelectronics			(8.6)
Engineering & Technology Services			(1.0)
Retail Store Solutions			18.3
Printing Systems			(40.6)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2007	2006	Change
Systems and Technology Revenue:	$9,622	$9,433	2.0%
System z			7.1
System i			(14.4)
System p			9.8
System x			10.1
System Storage			2.7
Microelectronics			(8.0)
Engineering & Technology Services			(3.2)
Retail Store Solutions			13.1
Printing Systems			(26.0)

Systems and Technology revenue increased 1.8 percent (essentially flat adjusted for currency) and 2.0 percent (essentially flat adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the same periods in 2006. On June 1, 2007, the company completed the divestiture of its printing business. This impacted Systems and Technology’s revenue growth by two points in the quarter and going forward will result in the loss of approximately $250 million of revenue per quarter. See Note 9 on pages 14 and 15 for additional information regarding this divestiture.

System z revenue increased 4.0 percent and 7.1 percent (1 percent and 4 percent adjusted for currency) in the second quarter and first six months of 2007 versus the second quarter and first six months of 2006, respectively. System z had double-digit revenue growth in Asia Pacific and good growth in Europe, partially offset by lower revenue in the Americas. MIPS (millions of instructions per second) shipments increased 45 percent in the second quarter versus the second quarter of 2006 reflecting strength in both traditional and specialty workloads. This is the eighth consecutive quarter of MIPS growth, longer than any product cycle since the mid-90s.

MIPS for traditional workloads grew over 20 percent as customers leverage the platform’s superior economics, including reduced power and cooling requirements. MIPS on specialty engines grew over 130 percent, reflecting the mainframe’s ability to virtualize and consolidate different workloads. Linux MIPS grew over 80 percent while Java and Database MIPS each grew over 100 percent.

System i revenue decreased 15.1 percent and 14.4 percent (17 percent and 17 percent adjusted for currency) in the second quarter and first six months of 2007 versus the same periods in 2006, respectively, as sales of upgrades remained weak. The company will be introducing POWER6 technology on this platform in the third quarter of 2007.

System p revenue increased 6.6 percent and 9.8 percent (4 percent and 7 percent adjusted for currency) in the second quarter and first six months of 2007 versus the second quarter and first six months of 2006, respectively, primarily driven by both high-end and low-end servers. In the second quarter, System p began the transition to the next generation of POWER technology with the introduction of POWER6 to the midrange products. The POWER6 microprocessor more than doubles the clock speed versus the previous generation.  It also provides leading edge energy management and enhanced virtualization capabilities.

System x revenue increased 14.4 percent and 10.1 percent (12 percent and 7 percent adjusted for currency) in the second quarter and first six months of 2007 versus the second quarter and first six months of 2006. The revenue increases were driven by growth across the portfolio, especially in four-way and eight-way servers. Workload virtualization and consolidation is driving demand for high-end System x products. In addition, System x Blades revenue grew 15 percent in the second quarter and 8 percent for the first six months of 2007.

System Storage revenue increased 6.0 percent and 2.7 percent (4 percent and flat adjusted for currency) in the second quarter and first six months of 2007 versus the comparable periods in 2006. The increases were driven by strong growth in tape products (19 percent in second quarter and 10 percent in the first six months of 2007), while external disk products were  flat for the second quarter of 2007 and down 1 percent for the first six months of 2007. Enterprise and Midrange tape products had double-digit revenue growth in the second quarter of 2007 versus the second quarter of 2006.

Microelectronics revenue decreased 8.6 percent and 8.0 percent, respectively, for the second quarter and first six months of 2007 versus the comparable periods of 2006. Overall demand for game processors has not been as strong as anticipated. The company is pursuing opportunities in other high growth segments, including wired and wireless communications.

Retail Stores Solutions revenue increased 18.3 percent and 13.1 percent (15 percent and 10 percent adjusted for currency) in the second quarter and first six months of 2007 versus the same periods in 2006 primarily due to the continued roll out of new programmable point-of-sale solutions to large retail clients.

Printer Systems revenue decreased 40.6 percent and 26.0 percent (41 percent and 27 percent adjusted for currency) primarily due to the divestiture of the business on June 1, 2007. See Note 9 on pages 14 and 15 for additional information regarding this divestiture.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2007	2006	Change
Systems and Technology:
Gross profit	$1,905	$1,831	4.0%
Gross profit margin	37.3%	36.5%	0.8	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2007	2006	Change
System and Technology:
Gross profit	$3,477	$3,244	7.2%
Gross profit margin	36.1%	34.4%	1.7	pts.

The increases in gross profit for the second quarter and first six months of 2007 versus the same periods of 2006 were primarily due to the increase in revenue and higher gross profit margins in System z and System p. Margin improvements in the server brands were driven by client demand for high-end products to support workload consolidation and virtualization.

Overall, gross margin in the second quarter increased 0.8 points versus the prior year. System z performance contributed 1.8 points to the overall margin improvement, offset by lower margins in Systems Storage, Microelectronics and Engineering & Technology Services which impacted the overall margin by 0.4 points, 0.2 points and 0.3 points, respectively. First half  gross margin increased 1.7 points compared to the first half of 2006. System z and System p contributed 1.9 points and 1.0 points, respectively, to this improvement, driven by both revenue growth and margin improvements. This was offset by lower margins in Systems Storage and Engineering & Technology Services which impacted the overall margin by 0.5 points and 0.2 points, respectively.

Systems and Technology’s pre-tax margin increased 2.6 points and 2.5 points in the second quarter and first six months, respectively, versus the prior year periods.

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2007	2006	Change
Software Revenue:	$4,777	$4,241	12.7%
Middleware	$3,674	$3,157	16.4%
Key Branded Middleware	2,523	2,055	22.8
WebSphere Family			27.6
Information Management			20.6
Lotus			12.3
Tivoli			32.6
Rational			11.2
Other Middleware	1,151	1,102	4.4
Operating Systems	568	558	1.8
Product Lifecycle Management	259	320	(19.2)
Other	277	205	34.8

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2007	2006	Change
Software Revenue:	$9,028	$8,147	10.8%
Middleware	$6,920	$6,112	13.2%
Key Branded Middleware	4,690	3,909	20.0
WebSphere Family			21.2
Information Management			20.3
Lotus			9.7
Tivoli			25.4
Rational			13.0
Other Middleware	2,230	2,203	1.2
Operating Systems	1,090	1,078	1.1
Product Lifecycle Management	510	560	(9.1)
Other	509	397	28.3

Software segment revenue increased 12.7 percent (9 percent adjusted for currency) and 10.8 percent (7 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the same periods in 2006.  Revenue growth was driven by strong performance from key branded middleware products.

Key Branded Middleware revenue grew 22.8 percent (19 percent adjusted for currency) in the second quarter of 2007 and 20.0 percent (16 percent adjusted for currency) in the first six months of 2007, when compared to the same periods in 2006.  Greater than half of the branded middleware growth in the second quarter was organic and revenue from key branded middleware has increased to 53 percent (52 percent for first six months) of total software revenue. As this fast-growing branded middleware becomes a larger portion of the portfolio, it is having a greater impact on the company’s total software revenue growth rate.

Revenue from the WebSphere family of products increased 27.6 percent (24 percent adjusted for currency) and 21.2 percent (18 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the same periods in 2006. The WebSphere family of products provides a secure foundation for the implementation of Services Oriented Architecture (SOA).  SOA-related products are in strong demand as evidenced by double-digit growth in WebSphere Business Integration, Application Servers and Portals.

Information Management revenue increased 20.6 percent and 20.3 percent (17 percent and 16 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the second quarter and first six months of 2006. Information Management software is increasingly important in today’s digital world. With the growth in web-based applications, the ability to collect, analyze and act on data is critical to the success of the company’s clients.  The Information on Demand portfolio grew 17 percent in the second quarter of 2007. Within Information Management, the Filenet acquisition continues to perform well. The company’s Distributed Relational Database products delivered its fourth consecutive quarter of double-digit revenue growth.

Revenue from Lotus software increased 12.3 percent (9 percent adjusted for currency) and 9.7 percent (6 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the same periods in 2006.  This is the eleventh consecutive quarter of revenue growth from Lotus software, which is well established as a tool for providing improved workplace collaboration and productivity.  In June 2007, the company delivered Lotus Connections, a suite of social software for business.

Tivoli software revenue increased 32.6 percent and 25.4 percent (28 percent and 21 percent adjusted for currency) in the second quarter and first six months of 2007 versus the second quarter and first six months of 2006.  The Tivoli software portfolio includes products which help customers manage complex networks and data centers.  The strong revenue performance was fueled primarily by organic growth in Security, Storage and Systems Management products. The MRO, Vallent and Consul acquisitions bolstered the brand’s strong performance.

Rational revenue increased 11.2 percent and 13.0 percent (8 percent and 9 percent adjusted for currency) in the second quarter and first six months of 2007 versus the comparable prior year periods.  Rational software provides the tools necessary  to build advanced applications and systems software. The company is investing heavily in Rational with recently refreshed product lines and strategic acquisitions. In the second quarter of 2007, the company announced the intent to acquire Watchfire Corporation and Telelogic AB. This will further expand the brand’s portfolio and reach into new markets and new customers.

Product Life Cycle Management (PLM) software revenue decreased 19.2 percent and 9.1 percent  (22 percent and 12 percent adjusted for currency) in the second quarter and first six months of 2007, respectively, versus the same periods in 2006. PLM software helps companies improve their product development processes and their ability to use product-related information across their businesses.  The revenue decline is against a particularly strong second quarter of 2006, where the company closed a number of large deals.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2007	2006	Change
Software:
Gross profit	$4,057	$3,573	13.6%
Gross profit margin	84.9%	84.2%	0.7	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2007	2006	Change
Software:
Gross profit	$7,609	$6,862	10.9%
Gross profit margin	84.3%	84.2%	0.1	pts.

Software segment gross profit increased to $4.1 billion for the second quarter and to $7.6 billion for the first six months of 2007, driven primarily by strong revenue growth.  Gross profit margin was 84.9 percent in the second quarter, up 0.7 points year to year while gross profit margin was relatively flat year to year in the first six months.

Segment pre-tax profit increased 8.2 percent to $1.2 billion and 5.0 percent to $2.3 billion for the second quarter and first six months of 2007 when compared to the same periods of 2006.   The segment pre-tax profit margin was 23.5 percent and 22.5 percent in the second quarter and first six months of 2007, respectively, versus 24.2 percent and 23.6 percent in the second quarter and first six months of 2006. Software pre-tax profit increased year to year despite the decline in margins, which were driven by investments in acquisitions, internal development and sales.  In recent years the company has increased its investment in the software portfolio and operational execution has improved to the point that the Software segment is now the largest provider of the company’s profit and its most stable source of growth.

Global Financing

See pages 46 and 47 for a discussion of Global Financing’s revenue and gross profit.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr.	Adjusted
(Dollars in millions)			Percent	for
For the three months ended June 30:	2007	2006	Change	Currency
Geographies:
Americas	$10,095	$9,513	6.1%	5.4%
Europe/Middle East/Africa	8,209	7,234	13.5	6.4
Asia Pacific	4,615	4,203	9.8	9.6
OEM	852	939	(9.2)	(9.2)
Total	$23,772	$21,890	8.6%	5.9%

				Yr. To Yr.
				Percent
				Change
			Yr.to Yr.	Adjusted
(Dollars in millions)			Percent	for
For the six months ended June 30:	2007	2006	Change	Currency
Geographies:
Americas	$19,242	$18,542	3.8%	3.4%
Europe/Middle East/Africa	15,791	13,916	13.5	5.5
Asia Pacific	9,087	8,280	9.8	9.3
OEM	1,680	1,812	(7.3)	(7.3)
Total	$45,801	$42,549	7.6%	4.8%

Revenue increased in all geographies in both the second quarter and the first six months of 2007 when compared to the same periods in 2006. Adjusted for currency, performance was led by Asia Pacific in both periods and all three geographies improved their growth rate in the second quarter from the first quarter of 2007.

Americas revenue increased 6.1 percent (5 percent adjusted for currency) in the quarter and improved 5 points sequentially, on an as-reported basis. Revenue growth in the U.S. improved in the second quarter to 5.9 percent, reflecting improved execution and an improving economy. Latin America increased 12.2 percent (6 percent adjusted for currency) and Canada increased 1.0 percent (decreased 2 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue increased 13.5 percent (6 percent adjusted for currency) in the second quarter of 2007 when compared to the second quarter of 2006. In the major countries, Spain increased 22.2 percent (14 percent adjusted for currency), Germany increased 14.4 percent (6 percent adjusted for currency), the U.K. increased 14.5 percent (5 percent adjusted for currency) and Italy increased 10.9 percent (3 percent adjusted for currency). This was the second consecutive quarter of solid revenue performance in Germany, benefiting from an improving economy and better sales execution.

Asia Pacific revenue increased 9.8 percent (10 percent adjusted for currency) in the second quarter of 2007 versus the second quarter of 2006. With solid execution, the company is capitalizing on a strong economy and leveraging the investments made in emerging markets. All geographic regions contributed to the increased revenue. Although Japan decreased 3.0 percent as-reported, it increased (3 percent) adjusted for currency for the third consecutive quarter.

Across the geographies, the emerging countries of Brazil, Russia, India and China together grew 32.5 percent (25 percent adjusted for currency). These are among the fastest growing IT markets in the world, and the company is investing to capture the growth.  Brazil grew 21.2 percent (9 percent adjusted for currency), Russia increased 51.8 percent (52 percent adjusted for currency), India increased 44.9 percent (32 percent adjusted for currency) and China increased 34.1 percent (31 percent adjusted for currency).

OEM revenue decreased 9.2 percent (9 percent adjusted for currency) in the second quarter of 2007 when compared to the second quarter of 2006, driven by reduced demand for game processors in the Microelectronics business.

Americas first half 2007 revenue was $19.2 billion, an increase of 3.8 percent (3 percent adjusted for currency) from the 2006 period. The U.S. increased 3.2 percent, Canada increased 1.2 percent (1 percent adjusted for currency) and Latin America increased 12.1 percent (8 percent adjusted for currency).

EMEA revenue was $15.8 billion, up 13.5 percent (6 percent adjusted for currency) in the first six months of 2007 versus the same period in 2006. Revenue increased in all major countries with Spain up 21.2 percent (12 percent adjusted for currency), Germany 17.1 percent (8 percent adjusted for currency), the UK 13.6 percent (3 percent adjusted for currency) and Italy 8.9 percent (1 percent adjusted for currency).

Asia Pacific revenue increased 9.8 percent (9 percent adjusted for currency) to $9.1 billion in the first six months of 2007 when compared to the first six months of 2006.  Revenue, adjusted for currency, increased in all geographic regions and was led by performance in the emerging markets of China (increased 34.2 percent as reported, 31 percent adjusted for currency) and India (increased 34.7 percent as reported, 28 percent adjusted for currency).  Japan revenue decreased 0.9 percent as reported, but increased 3 percent when adjusted for currency.

Revenue in the key emerging countries of Brazil, Russia, India and China together grew 28.4 percent (23 percent adjusted for currency) in the first half of 2007 versus the first half of 2006.  Together these countries now represent 5 percent of the company’s total revenue.  Brazil increased 19.4 percent (11 percent adjusted for currency), Russia 27.3 percent (27 percent adjusted for currency), India 34.7 percent (28 percent adjusted for currency) and China 34.2 percent (31 percent adjusted for currency).

OEM revenue decreased 7.3 percent (7 percent adjusted for currency) in the first six months of 2007 on a year to year basis as demand for the company’s game processors has moderated versus prior year levels.

Expense

The Total expense and other income to revenue ratio was 28.6 percent for both the second quarter and first six months of 2007 versus 28.0 percent and 27.7 percent for the second quarter and first six months of 2006, respectively. The company is continuing to make changes to the mix of its business, investing in higher value capabilities, including strategic acquisitions, while divesting of commoditizing businesses.  This has contributed to higher gross margins, which have increased over five points from 2002 to 2006.  These higher value businesses also require higher operating expenses reflecting the ongoing investment required to develop and sell higher value capabilities. Total expense and other income increased 11.0 percent and 11.1 percent in the second quarter and first half of 2007, respectively. The company expects some moderation of the expense growth rate in the second half of the year. Total expense and other income growth rate in the second half is expected to be in the range of seven to nine percent, with the improvement skewed to the fourth quarter.

For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
			Percent
(Dollars in millions)	2007	2006*	Change
For the three months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative – base	$4,827	$4,166	15.9%
Advertising and promotional expense	323	300	7.5
Workforce reductions – ongoing	147	101	46.1
Restructuring	8	(3)	nm
Amortization expense – acquired intangibles	63	55	14.5
Retirement-related expense	146	149	(2.0)
Stock-based compensation expense	123	136	(9.3)
Bad debt expense	(7)	13	nm
Total	$5,631	$4,916	14.5%

* Reclassified to conform with 2007 presentation.

nm - not meaningful

			Yr. To Yr.
			Percent
(Dollars in millions)	2007	2006*	Change
For the six months ended June 30:
Selling, general and administrative expense:
Selling, general and administrative – base	$9,240	$8,123	13.7%
Advertising and promotional expense	615	581	5.8
Workforce reductions – ongoing	202	135	49.4
Restructuring	18	2	nm
Amortization expense – acquired intangibles	121	109	11.6
Retirement-related expense	298	300	(0.7)
Stock-based compensation expense	235	258	(9.1)
Bad debt expense	(9)	10	nm
Total	$10,720	$9,518	12.6%

* Reclassified to conform with 2007 presentation.

nm - not meaningful

Total Selling, general and administrative (SG&A) expense increased 14.5 percent (12 percent adjusted for currency) and 12.6 percent (10 percent adjusted for currency), respectively, in the second quarter and first six months of 2007 versus the same periods in 2006.  The increase in SG&A—base is primarily due to the investments the company has been making in its software and services businesses, including acquisitions, as well as emerging markets. This reflects the company’s business mix shift to higher value businesses which require higher operating expenses. The returns on these investments are reflected in the momentum in key branded middleware offerings, growth in emerging markets and improved Global Services signings. In the second quarter, acquisitions drove approximately 4 points of the growth and about 8 points of growth was largely driven by investments in software and services businesses as well as emerging markets. In addition, Workforce reductions–ongoing increased as the company addressed cost issues in the Global Technology Services business, primarily in Strategic Outsourcing, during the second quarter.

For the first six months of 2007 versus the first six months of 2006, currency was approximately 2 points of the increase in SG&A– base expense, acquisitions related spending drove approximately 5 points and 5 points of growth was largely driven by investments in software and services businesses as well as emerging markets.

Other (income) and expense

			Yr. to Yr.
			Percent
(Dollars in millions)	2007	2006	Change
For the three months ended June 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(69)	$(59)	16.7%
Losses on derivative instruments	107	63	69.5
Interest income	(128)	(146)	(12.0)
Net gains from securities and investment assets	(26)	(10)	152.2
Net realized (gains)/losses from certain real estate activities	(12)	6	nm
Gain on divestiture of Printing Systems	(81)	—	nm
Other	(43)	(50)	(13.0)
Total	$(253)	$(196)	29.1%

nm – not meaningful

			Yr. to Yr.
			Percent
(Dollars in millions)	2007	2006*	Change
For the six months ended June 30:
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(93)	$(79)	18.5%
Losses on derivative instruments	170	32	nm
Interest income	(266)	(297)	(10.3)
Net gains from securities and investment assets	(77)	(12)	nm
Net realized (gains)/losses from certain real estate activities	(15)	6	nm
Gain on divestiture of Printing Systems	(81)	—	nm
Other	(70)	(92)	(23.6)
Total	$(432)	$(442)	(2.2)%

* Reclassified to conform with 2007 presentation.

nm – not meaningful

Other (income) and expense was income of $253 million in the second quarter 2007 versus income of $196 million in the second quarter of 2006. The increase year-to-year was primarily driven by the gain associated with the divestiture of the company’s printing business to Ricoh. The second-quarter 2007 gain associated with this transaction was $81 million. (See Note 9 on pages 14 and 15 for additional information). In addition, the increase in net gains from securities and investment assets was primarily due to the sale of Lenovo stock in the second quarter. As a result of the sale of Lenovo stock, the company’s ownership in Lenovo declined from 11.3 percent to 8.8 percent, with voting ownership at 4.8 percent. The company hedges its major cross-border cash flows to mitigate the effect of currency volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. This quarter, losses from derivatives resulted in $44 million of year-to-year impact to Other (income) and expense.

The decline in Other (income) and expense for the first six months of 2007 versus the first six months of 2006 was primarily driven by the increase in expense associated with hedging programs, partially offset by the gain from the divestiture of the printing business and sales of Lenovo stock in the first and second quarter of 2007.

Research, Development and Engineering

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Research, development and engineering	$1,534	$1,522	0.8%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Research, development and engineering	$3,044	$2,977	2.2%

The increase for the second quarter and first six months of 2007 was primarily due to increased spending in Software (approximately $85 million and $206 million) resulting from acquisitions.

Intellectual Property and Custom Development Income

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$46	$27	67.7%
Licensing/royalty-based fees	89	69	27.7
Custom development income	112	92	22.2
Total	$246	$188	30.9%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$65	$83	(22.4)%
Licensing/royalty-based fees	166	147	12.7
Custom development income	221	187	18.1
Total	$451	$418	8.1%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2007 and 2006. The increase in the second quarter of 2007 versus 2006 was primarily due to a low base comparison from the second quarter of 2006.

Interest Expense

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Interest expense	$130	$72	82.1%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Interest expense	$203	$138	47.3%

The increase in Interest expense for the second quarter and first six months of 2007 versus the same periods of 2006 was primarily due to the increase in short-term debt to finance the company’s accelerated share repurchase agreements. See Note 7 on pages 12 and 13 for additional information regarding this transaction. The term loan carries an interest rate of the London Inter-Bank Offer Rate (LIBOR) plus 10 basis points. As a result, the company expects to incur additional interest expense of approximately $270 million in the second half of 2007, based on the current interest rate environment.

Interest expense is also presented as part of Cost of Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 50 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$534	$521	2.5%
Nonpension postretirement plans-cost	94	93	1.1
Total	$628	$614	2.3%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Retirement-related plans - cost:
Defined benefit and contribution pension plans - cost	$1,074	$1,044	2.9%
Nonpension postretirement plans-cost	197	193	2.1
Total	$1,271	$1,237	2.7%

Included in the amounts above, the company incurred costs of approximately $322 million and $337 million associated with its defined benefit pension plans for the second quarter of 2007 and 2006, respectively. The comparable amount for the first six months of 2007 and 2006 was costs of approximately $635 million and $674 million, respectively. These decreases were partially offset by an increase in the cost of defined contribution plans of approximately $28 million and $69 million in the second quarter and first six months of 2007 versus the same periods of 2006. The second quarter 2007 year-to-year increase impacted gross profit by approximately $18 million, while SG&A expense decreased by approximately $3 million. The six months of 2007 year-to-year increase impacted gross profit by approximately $35 million and RD&E expense by approximately $2 million, while SG&A expense decreased by approximately $2 million.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the referenced category in the Consolidated Statement of Earnings.

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Cost:
Software (Sales)	$23	$16	43.0%
Global Technology Services (Services)	8	3	175.6
Global Business Services (Services)	—	1	nm
Systems and Technology (Sales)	—	1	nm
Selling, general and administrative	63	55	14.5
Total	$93	$76	23.3%

nm – not meaningful

(Dollars in millions)

			Yr. to Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Cost:
Software (Sales)	$47	$42	12.2%
Global Technology Services (Services)	18	6	216.4
Global Business Services (Services)	—	1	nm
Systems and Technology (Sales)	—	2	nm
Selling, general and administrative	121	109	11.6
Total	$187	$160	17.2%

nm – not meaningful

Provision for Income Taxes

The effective tax rates for the second quarter of 2007 and 2006 were 28.0 percent and 30.0 percent, respectively.  The corresponding effective tax rates for the first six months of 2007 and 2006 were 28.2 percent and 30.0 percent, respectively. The decline in the rate was due to a more favorable mix of income in lower tax jurisdictions, reinstatement of the U.S. research tax credit passed by Congress in December 2006 and the gain associated with sale of the printing business. The effective tax rate for the second quarter and first six months of 2007 would have been 28.5 percent excluding the impact of the divestiture of the printing business.

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

			Yr. To Yr.
			Percent
For the three months ended June 30:	2007	2006	Change
Earnings per share from continuing operations:
Assuming dilution	$1.55	$1.30	19.2%
Basic	$1.57	$1.31	19.8%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,460.8	1,560.1	(6.4)%
Basic	1,437.2	1,538.1	(6.6)%

			Yr. To Yr.
			Percent
For the six months ended June 30:	2007	2006	Change
Earnings per share from continuing operations:
Assuming dilution	$2.75	$2.37	16.0%
Basic	$2.80	$2.40	16.7%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,491.8	1,573.6	(5.2)%
Basic	1,468.3	1,551.3	(5.4)%

The amount of shares outstanding at June 30, 2007 was 1,360.4 million.

The weighted average number of common shares outstanding assuming dilution during the second quarter and first six months of 2007 was 99.2 million and 81.8 million lower than the same periods in 2006 primarily as a result of the company’s common share repurchase program.

Results of Discontinued Operations

There was a $1 million loss from Discontinued Operations in the second quarter of 2007 and no loss for the first six months of 2007 versus no loss in the second quarter and first six months of 2006.

Financial Position

Dynamics

The assets and debt associated with the company’s Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 5 and 6 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 46 through 51. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the company’s Global Financing business.

In second-quarter, the company repurchased $14.6 billion of its outstanding common stock, of which $2.1 billion was executed in open market transactions and the remainder of $12.5 billion was repurchased through accelerated share repurchase (ASR) agreements. Under the agreements, which were executed on May 25, 2007, the company repurchased 118.8 million shares from three banks for an initial price of $105.18 per share.  The banks are expected to purchase an equivalent number of shares in the open market during the next nine months.  As discussed in Note 7 on pages 12 and 13, the initial price of the ASR is subject to an adjustment based on the volume weighted average price of the shares during this period and this adjustment will be recorded in Stockholders’ equity in the Consolidated Statement of Financial Position on each of the settlement dates.

The ASR transaction was guaranteed by the company and was executed through IBM International Group (IIG), a wholly-owned, foreign subsidiary of IBM. The formation of IIG enabled the company to create a centralized foreign holding subsidiary to own most of its non-U.S. operations. IIG funded the repurchases with $1 billion in cash and an $11.5 billion, 364-day term loan with a number of financial institutions. The term loan was guaranteed by the company and carries an interest rate of the LIBOR plus 10 basis points. Principal and interest on the loan will be paid by IIG with cash generated by its non-U.S. operating subsidiaries. The execution of the ASR enabled the company to achieve a substantial share reduction, a lower cost of capital and an effective use of non-U.S. cash.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2007	2006
Current assets	$42,293	$44,660
Current liabilities	48,084	40,091
Working capital	$(5,791)	$4,569

Current ratio	0.88:1	1.11:1

Current assets decreased $2,367 million due to:

•                  Decline of $2,562 million in short-term receivables driven by decreases of $1,706 million in financing receivables and $833 million in trade receivables due to collections of seasonally higher year-end balances;

•                  Decline of $467 million in Cash and cash equivalents and Marketable securities (see cash flow analysis on page 41); partially offset by

•                  An increase of $635 million in Prepaid expenses and other current assets, primarily driven by Taxes ($200 million).

Current liabilities increased $7,993 million as a result of:

•                  Increase of $11,641 million in Short-term debt driven by the 364-day Term Loan Agreement the company entered into to finance the accelerated share repurchase agreements in the second quarter of 2007 (see Note 7 on pages 12 and 13 for additional information);

•                  Growth of $772 million in Deferred income, resulting from increases of $684 million primarily in Global Technology Services, primarily resulting from the prepayment of future services related to the divestiture of the printing business; partially offset by

•                  Decrease of $2,356 million in Taxes payable primarily due to the adoption of FIN 48; consistent with the provisions of FIN 48, $2,066 million of income tax liabilities was reclassified from current to non-current liabilities because payment is not anticipated within one year of the balance sheet date; the balance of the reduction was related to payments in the first half of 2007; and

•                  Decrease of $1,311 million in Accounts payable and a decrease of $773 million in Compensation and benefits, primarily resulting from declines in balances from typically higher year-end levels.

The debt utilized in the accelerated share repurchase agreements is classified as Short-term debt in the Consolidated Statement of Financial Position. As a result of this transaction, the company’s working capital is negative and its current ratio is 0.88 as of June 30, 2007. The company expects to report positive working capital and an improved current ratio as this short-term debt is refinanced with long-term debt over the next 12 months.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business. See pages 46 to 51.

	Six Months Ended June 30,
(Dollars in millions)	2007	2006
Net cash provided by/(used in) continuing operations:
Operating activities	$6,459	$5,677
Investing activities	(2,569)	(4,971)
Financing activities	(5,008)	(6,246)
Effect of exchange rate changes on cash and cash equivalents	112	79
Net cash used in discontinued operations	(6)	(7)
Net change in cash and cash equivalents	$(1,012)	$(5,468)

Net cash from operating activities increased $783 million compared to the first half of 2006 driven by the following key factors:

•                  Increase in cash from deferred income ($967 million) primarily driven by Global Technology Services, which includes approximately $300 million prepayment of future services related to the divesiture of the company’s printing business;

•                  Lower retirement-related plan funding of $769 million ($1,550 million funding of non-U.S. plans in 2006 versus $781 million in 2007: $500 million in the U.S. for retiree medical and $281 million funding for non-U.S. plans);

•                  Increase in net income of $375 million; and

•                  Lower restructuring payments of $221 million; partially offset by

•                  Lower cash provided by accounts receivable of $966 million primarily driven by Global Financing due to lower capital lease portfolio run-outs and improved volumes in customer loans;

•                  Decrease in cash driven by accounts payable of $407 million mainly resulting from higher payments in the U.S. in the first half of 2007.

Net cash used in investing activities declined $2,402 million driven by:

•                  Decrease of $1,664 million in net purchases of marketable securities and other investments mainly due to increased net proceeds from short-term marketable securities; and

•                  Decrease of $568 million in acquisitions; and an

•                  Increase of $310 million in divestitures driven by the divestiture of the company’s printing business (see Note 9 on pages 14 and 15 for additional information).

Net cash used in financing activities decreased $1,237 million as a result of:

•                  Increase of $13,244 million in net cash proceeds from debt; and

•                  Higher common stock transactions – other ($1,408 million), partially offset by

•                  Higher common stock repurchases ($13,145 million); and

•                  Higher dividend payments ($268 million).

Both the increase in net cash proceeds from debt and the higher common stock repurchases were driven by the company’s accelerated share repurchase in the second quarter of 2007 (see Note 7 on pages 12 and 13).

Non-Current Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2007	2006
Non-current assets	$60,256	$58,574
Long-term debt	14,179	13,780
Non-current liabilities (excluding debt)	23,530	20,857

The increase in Non-current assets of $1,682 million was driven by:

•                  Increase of $750 million in prepaid pension assets partially due to contributions made to certain non-US plans;

•                  Increase of $347 million in goodwill driven by the company’s acquisitions in the first half of 2007; and

•                  Increase of $484 million in Investments and sundry assets which was primarily attributable to an increase of;

- $191 million in deferred transition costs driven by an increase in long-term services arrangements with clients; and

- $151 million due to increased investments in long-term marketable securities.

Long-term debt increased $398 million primarily due to new borrowings in the first half of 2007.

Other Non-current liabilities, excluding debt, increased $2,673 million primarily driven by;

•                  A reclass from current to non-current taxes payable of $2,066 million resulting from the implementation of FIN 48 on January 1, 2007.  At this time, the company is unable to make a reasonably reliable estimate of the timing of payments in individual fiscal years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

•                  Growth of $404 million in non-current deferred income primarily driven by Global Technology Services; partially offset by

•                  Decrease of $337 million in Retirement and nonpension postretirement benefit obligations primarily driven by the $500 million funding of the U.S. nonpension postretirement plan.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2007	2006
Total company debt	$34,721	$22,682
Non-Global Financing debt*	$11,777	$395
Non-Global Financing debt/capitalization	46.7%	1.5%

*  Non-Global Financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 47.

Non-Global Financing debt increased $11,382 million and the debt-to-capitalization ratio increased to 46.7 percent, primarily due to the financing of the company’s accelerated share repurchase agreements in the second quarter of 2007 (see Note 7 on pages 12 and 13 for additional information).

Equity

Stockholders’ equity decreased $11,750 million primarily as a result of a decrease related to net stock transactions of $15,726 million, driven by the company’s common stock repurchases which resulted in an increase in Treasury stock at June 30, 2007.

This reduction was offset by:

•      An increase of $3,071 million in retained earnings primarily driven by net income of $4,105 million and the $117 million cumulative catch adjustment to the retained earnings opening balance related to the implementation of FIN 48, partially offset by dividends ($1,044 million); and

•      An increase of $904 million in Accumulated gains and (losses) not affecting retained earnings primarily resulting from the amortization in the first half of 2007 of unrecognized pension costs ($470 million).

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2006 IBM Annual Report on page 21.

•   Economic environment and corporate spending budgets

•   Internal business transformation and global integration initiatives

•   Innovation initiatives

•   Open standards

•   Investing in growth opportunities

The company has a significant global presence, operating in 170 countries, with more than 60 percent of its revenue generated outside the U. S. In addition, approximately 65 percent of the company’s employees are located outside the United States, including about 30 percent in Asia Pacific. This global reach gives the company access to markets, with local management teams who understand the clients and their challenges and who can respond to these opportunities with value-add solutions.

The company’s long-term financial model objective is to generate 10 to 12 percent earnings per share growth over the long term through a combination of revenue growth, margin improvement and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases.  In May, the company met with investors and analysts and discussed a roadmap for earnings per share growth through 2010 in the range of $9 — 11 per share or 10 to 16 percent, which included additional earnings growth potential from a number of sources including growth initiatives, acquisitions and the current projected impact of retirement related expense over this period.

The company’s performance in the second quarter and first half of 2007 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long term goals, however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

The company will continue to selectively pursue acquisitions to expand its capabilities. The company has a targeted acquisition strategy and has developed the ability to efficiently acquire, integrate and accelerate new product and service offerings. In addition, the company will continue to evaluate underperforming and less strategic areas of its portfolio.

Within Software, the company expects its Key Branded Middleware products to benefit from continued development and sales investments in key product technologies such as SOA and Information on Demand. In addition, targeted acquisitions will continue to broaden the company’s software capabilities.

In its Global Services business, the company has achieved improved revenue growth and profit expansion in GBS as a result of targeted actions and the operational transformation of the business that has been ongoing over the past two years. This accelerated revenue growth, combined with margin expansion, generated segment pre-tax profit growth of 19 percent in the second quarter and 25 percent in the first half. Within GTS, the company has implemented a series of actions to address the U.S. cost base, including a focus on resource and cost management disciplines and rebalancing resources as the company executes its global resource strategy. GTS had a solid second quarter with an improved revenue growth rate and better execution. The company expects these actions to drive continued improvements in GTS going-forward.

The Systems and Technology business remains the leader in servers. Going forward, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, blades, high-performance computing and energy efficiency. The transition to POWER6 technology, which began with System p mid-range products in the second quarter, will continue with implementation on the System i platform in the third quarter. Clients are continuing to consolidate and virtualize their workloads and this trend is positive for demand for the company’s high-end servers. As discussed in Note 9 on pages 14  and 15, the company has divested its printing business in a transaction with Ricoh. Going-forward, this divestiture results in the loss of approximately $250 million of revenue per quarter in the System and Technology business.

Total expense and other income increased 11 percent in the first half of 2007. Looking-forward, in the second half, the company expects total expense growth, excluding any future acquisitions, to be down 2 - 4 points from the first half levels, with more of this improvement expected in the fourth quarter versus the third quarter.

Total retirement-related plan cost increased in the first six months of 2007, as compared with the first six months of 2006, by $34 million as discussed on page 37. For the full year, the company estimates pre-tax retirement-related plan expense to increase approximately $100 million when compared to 2006. This expected year-to-year change is primarily driven by an increase in the cost of defined contribution plans. The cost of defined benefit plans is estimated to be essentially flat year to year as increases due to changes in the actuarial assumptions (used to determine 2007 expense) will be offset by expected savings due to better-than-expected 2006 return on asset performance.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2006 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 83 to 86.

The company earned approximately half of its pre-tax income from continuing operations in countries other than the U.S. The company also maintains hedging programs to limit the volatility of currency impacts on the company’s financial results. These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them. In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Therefore, it is impractical to quantify the impact of currency on these transactions and on consolidated net income. Generally, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 43 and 44 of the 2006 IBM Annual Report there is a discussion of the company’s liquidity including two tables that present five years of data. One table, on page 43, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities and the size of the company’s global credit facilities. For the six months ended or as of, as applicable, June 30, 2007, those amounts are $6.5 billion, $10.2 billion and $10 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2007 appear in the table below. The Standard and Poor’s and Moody’s Investors Services ratings remain unchanged from December 31, 2006. In May, Fitch Ratings lowered its ratings on senior long-term debt from AA- to A+ and on commercial paper from F1+ to F1. Fitch changed its ratings following the company’s issuance of new debt utilized to fund the accelerated share repurchase. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity. The company believes its earnings and cash flow growth provide sufficient flexibility within the existing credit ratings to continue to execute its current investment, dividend and acquisition strategies.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 44 of the 2006 IBM Annual Report presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 7 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 41 of this Form 10-Q, the following is the management view of cash flows for the first six months of 2007 and 2006 prepared in a manner consistent with the table on page 44 of the 2006 IBM Annual Report:

(Dollars in millions) For the six months ended June 30:	2007	2006

Net cash from operating activities (Continuing Operations):	$6,459	$5,677
Less: Global Financing accounts receivable	1,677	2,812
Net cash from operating activities (Continuing Operations), excluding Global Financing accounts receivables	4,782	2,864
Investing Activities:
Capital expenditures, net	(2,242)	(2,102)
Global Financing accounts receivable	1,677	2,812
Global Financing debt	398	181
Net Global Financing debt to accounts receivable	2,075	2,993
Acquisitions	(241)	(809)
Divestitures	310	—
Return to shareholders:
Share repurchase	(18,205)	(5,060)
Dividends	(1,044)	(776)
Change in non-Global Financing debt	11,876	(1,150)
Other	2,228	350
Discontinued operations	(6)	(7)
Change in cash, cash equivalents and marketable securities	$(467)	$(3,696)

From the perspective of how management views cash flows, in the first half of 2007, net cash from operating activities, excluding Global Financing receivables, was $4.8 billion, an increase of $1.9 billion compared to the first six months of

2006. Cash performance in the first half was driven by the growth in net income from continuing operations, continued focus on working capital and lower pension funding year over year.

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding requirements during periods of severe and prolonged downturns in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 13 on pages 17 to 19 of this Form 10-Q. With respect to pension funding, the company is not quantifying any future impact from pension funding because it is not possible to predict future movements in the capital markets.

Global Financing

Global Financing is a business segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
External revenue	$597	$576	$1,211	$1,158
Internal revenue	341	338	689	702
Total revenue	938	914	1,901	1,860
Total cost	424	422	851	803
Gross profit	$514	$492	$1,050	$1,057
Gross profit margin	54.8%	53.8%	55.2%	56.8%
Pre-tax income	$332	$319	$706	$733
After-tax income	$210	$198	$446	$457
Return on equity*	25.2%	25.8%	27.1%	29.8%

* See page 50 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue increased 2.6 percent in the second quarter of 2007 versus the same period in 2006.  External revenue increased 3.6 percent (1 percent adjusted for currency) driven by financing revenue of $448 million in 2007 versus $426 million in 2006 due primarily to an increase in the average external asset balance.  Internal revenue increased 0.9 percent primarily driven by internal financing revenue of $157 million in 2007 versus $143 million in 2006 due primarily to an increase in the average asset balance, partially offset by internal used equipment sales of $184 million in 2007 versus $195 million in 2006, a decrease of 5.7 percent due primarily to lower sales to the System and Technology segment.

Global Financing revenue increased 2.2 percent in the first six months of 2007 versus the same period in 2006.  External revenue increased 4.6 percent (2 percent adjusted for currency) driven by financing revenue of $888 million in 2007 versus $855 million in 2006, an increase of 3.9 percent due to an increase in the average external asset balance and external used equipment sales of $323 million in 2007 versus $303 million in 2006.  Internal revenue decreased 1.8 percent driven by internal used equipment sales of $354 million in the first six months of 2007 versus $418 million in the same period in 2006, a decrease of 15.4 percent due primarily to lower sales to the System and Technology segment, partially offset by internal financing revenue of $335 million in 2007 versus $284 million in 2006 due primarily to an increase in the average asset balance.

Global Financing gross profit increased $22 million or 4.5 percent for the second quarter and decreased $7 million or 0.6 percent in the first six months of 2007 when compared to the same periods last year.  For the second quarter of 2007, the increase in gross profit was primarily driven by used equipment sales gross profit of $143 million in the second quarter of 2007 versus $118 million in 2006, an increase of 21.0 percent due to an increase in internal used equipment sales gross profit.  Gross profit margin increased one percentage point to 54.8 percent driven by an improvement in equipment sales margins, partially offset by lower financing margins due to higher borrowing costs.  For the first six months of 2007, the decrease in gross profit was driven primarily by higher borrowing costs, partially offset by the increase in financing revenue discussed above.  The decrease in gross profit margin is driven by lower financing margins due to higher borrowing costs, partially offset by an improvement in equipment sales margins.

Global Financing pre-tax income increased 4.2 percent for the second quarter and decreased 3.7 percent in the first six months of 2007 when compared to the same periods last year.  The increase in the second quarter was driven by the increase in gross profit of $22 million discussed above, partially offset by an increase in selling, general and administrative expense of $13 million.  The decrease in the first six months of 2007 is primarily due to an increase in selling, general and administrative expense of $24 million and the decrease in gross profit of $7 million discussed above.

The decrease in return-on-equity in the second quarter of 2007 versus the second quarter of 2006 and for the first six months of 2007 compared to the first six months of 2006 was primarily due to a higher average equity balance.

Financial Condition

Balance Sheet

(Dollars in millions)	At June 30, 2007	At December 31, 2006
Cash and cash equivalents	$745	$879
Net investment in sales-type and direct
financing leases	9,878	10,108
Equipment under operating leases:
External clients	2,362	2,264
Internal clients(a) (b)	1,859	1,976
Client loans	9,339	9,267
Total client financing assets	23,439	23,615
Commercial financing receivables	4,457	5,844
Intercompany financing receivables(a) (b)	2,531	2,534
Other receivables	323	327
Other assets	874	746
Total financing assets	$32,368	$33,945

Intercompany payables(a)	$3,917	$5,858
Debt(c)	22,945	22,287
Other liabilities	2,219	2,590
Total financing liabilities	29,080	30,735
Total financing equity	3,288	3,211
Total financing liabilities and equity	$32,368	$33,945

(a) Amounts eliminated for purposes of IBM’s consolidated results and therefore do not appear on pages 5 and 6.

(b) These assets, along with all other financing assets in this table, are leveraged using Global Financing debt.

(c) Global Financing debt includes debt of the company and of the Global Financing units that support the Global Financing business.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally for two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk. Unsecured loan agreements include protective language, security deposit advances and dollar limits on how much can be financed in order to minimize credit risk. Client financing also includes internal activity as described on page 49 of the 2006 IBM Annual Report.

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

Originations

The following are total external and internal financing originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006

Client financing:
External	$3,016	$2,703	$5,972	$5,193
Internal	262	279	513	542
Commercial financing	6,879	6,418	13,433	12,412
Total	$10,157	$9,400	$19,918	$18,147

Total new originations exceeded cash collections of client and commercial financing assets in the second quarter of 2007, which resulted in a net increase in financing assets in this period. Cash collections of both client and commercial financing assets exceeded new financing originations in the first six months of 2007, which resulted in a net decline in financing assets from December 31, 2006. The increase in originations in both periods was due to improving volumes in client and commercial financing in the first six months of 2007 versus 2006.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At June 30, 2007	At December 31, 2006

Gross financing receivables	$23,353	$24,926
Specific allowance for doubtful accounts	249	294
Unallocated allowance for doubtful accounts	66	76
Total allowance for doubtful accounts	315	370
Net financing receivables	$23,038	$24,556
Allowance for doubtful account coverage	1.3%	1.5%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions) Dec. 31, 2006	Allowance Used *	Additions/ (Reductions) Bad Debt Expense	Other**	June 30, 2007
$370	$(57)	$(8)	$10	$315

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved decreased from 1.5 percent at December 31, 2006 to 1.3 percent at June 30, 2007 due to the disposition of previously reserved receivables combined with lower requirements for additional reserves. Unallocated reserves decreased 13.2 percent from $76 million at December 31, 2006 to $66 million at June 30, 2007. The decrease in unallocated reserves is due to the improved credit quality of the portfolio, as well as the decline in gross financing receivables. Specific reserves decreased 15.3 percent from $294 million at December 31, 2006 to $249 million at June 30,

2007. The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a decrease of $8 million for the six months ended June 30, 2007, compared with a decrease of $9 million for the six months ended June 30, 2006. The continued reduction in bad debt expense was primarily attributed to the improved credit quality of the portfolio.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients.  Sales of used equipment, which are primarily sourced from equipment returned at the end of lease, represented 35.6 percent of Global Financing’s revenue in both the second quarter and first six months of 2007 and 37.8 percent and 38.8 percent in the second quarter and first six months, respectively, of 2006.  The decrease in the second quarter of 2007 was driven primarily by lower internal used equipment sales as well as a change in mix away from equipment sales towards financing. The decrease for the first six months of 2007 was driven by a decline in internal used equipment sales.  The gross margins on these sales were 42.8 percent and 33.8 percent in the second quarter of 2007 and 2006, respectively.  The increase is driven primarily by higher margin internal used equipment sales.  The gross margins were 43.3 percent and 40.5 percent for the first six months of 2007 and 2006, respectively.  The increase is driven by higher margin external used equipment sales.

The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2006 and June 30, 2007. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2007 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $190 million and $148 million for the financing transactions originated during the quarters ended June 30, 2007 and June 30, 2006, respectively, and $317 million and $243 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $7 million and $5 million for the financing transactions originated during the quarters ended June 30, 2007 and June 30, 2006, respectively, and $14 million and $9 million for the financing transactions originated during the six months ended June 30, 2007 and June 30, 2006, respectively. The cost of guarantees was $1.1 million for the quarter ended June 30, 2007 and $0.8 million for the quarter ended June 30, 2006, and $2 million and $1.9 million for each of the six months ended June 30, 2007 and June 30, 2006, respectively.

Residual Value

			Amortization of June 30, 2007 balance
(Dollars in millions)	Dec. 31, 2006	June 30, 2007	2007	2008	2009	2010 and Beyond
Sales-type leases	$854	$877	$122	$219	$290	$246
Operating leases	342	389	80	115	115	79
Total unguaranteed residual value	$1,196	$1,266	$202	$334	$405	$325

Related original amount financed	$23,225	$22,889
Percentage	5.2%	5.5%

Debt

	At June 30, 2007		At December 31, 2006
Debt to equity ratio	7.0	x	6.9	X

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt is used to fund Global Financing assets and is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivables. The intercompany loans are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 47.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal). As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 46 and in Segment Information on pages 61 and 62.

In the company’s Consolidated Statement of Earnings on pages 3 and 4, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from Cost of Financing to Interest Expense.

Liquidity and Capital Resources

Global Financing is a segment of the company and as such is supported by the company’s liquidity position and access to capital markets. Cash generated from operations was deployed to reduce debt and pay dividends to the company in order to maintain an appropriate debt to equity ratio.

Return on Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Numerator :
Global Financing after tax income*	$210	$198	$446	$457
Annualized after tax income (A)	$840	$792	$892	$914
Denominator :
Average Global Financing equity (B)**	$3,340	$3,074	$3,297	$3,068
Global Financing Return on Equity(A)/(B)	25.2%	25.8%	27.1%	29.8%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30, and for the six months ended June 30, respectively.

Looking Forward

Given Global Financing’s mission of supporting IBM’s hardware, software and services businesses, originations for both client and commercial finance businesses will be dependent upon the overall demand for IT hardware, software and services, as well as client participation rates.

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

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company’s failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; fluctuations in revenues and purchases, and volatility of stock prices; the company’s ability to attract and retain key personnel; adverse affects from tax matters; environmental matters; currency fluctuations and customer financing risks; customer credit risk on trade receivables; risks from investing in growth opportunities; the company’s failure to maintain the adequacy of its internal controls; the company’s use of certain estimates and assumptions; dependence on certain suppliers; changes in the financial or business condition of the company’s distributors or resellers; the company’s ability to successfully manage acquisitions and alliances; failure to have sufficient insurance; legal, political, health and economic conditions; risk factors related to IBM securities; and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the company’s Form 10-K and in the company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II - Other Information

ITEM 1.  Legal Proceedings

Refer to Note 13 on pages 17 through 19 of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)

April 1, 2007 - April 30, 2007	7,292,880	$98.74		7,292,880	$15,724,822,118

May 1, 2007 - May 24, 2007	13,208,008	$104.26		13,208,008	$14,347,783,777

May 25, 2007 – May 31, 2007	118,843,884	$105.18	(2)	118,843,884	$1,847,784,057

June 1, 2007 - June 30, 2007	—	$—		—	$1,847,784,057	(3)

Total	139,344,772	$104.76		139,344,772

(1)

On October 31, 2006, the Board of Directors authorized $4.0 billion in funds for use in the company’s common stock repurchase program, and the company stated that it would repurchase shares on the open market or in private transactions from time to time depending on market conditions. On April 24, 2007, the Board of Directors authorized an additional $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it may repurchase shares on the open market or in private transactions, including structured or accelerated transactions, depending on market conditions. See Note 7 on pages 12 and 13 for additional information regarding the accelerated share repurchase agreements executed in the second quarter of 2007. The common stock repurchase program does not have an expiration date. As discussed in Note 7, the company does not expect the accelerated share repurchase agreements settlement periods to conclude until March 2008. Until that time, the company does not plan to make any additional stock repurchases. Also, at this time, the company does not anticipate requesting Board of Directors approval for additional funds for common stock repurchases prior to April 2008. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	Represents the initial purchase price paid for shares repurchased under the accelerated share repurchase agreements and is subject to adjustment as described in Note 7 on pages 12 and 13.

(3)

The remaining authorization may be used for the settlement of the accelerated share repurchase agreements or additional common stock repurchases after the final settlement under the accelerated share repurchase agreements (see Note 7 on pages 12 and 13).

ITEM 4. Submission of Matters to a Vote of Security Holders

International Business Machines Corporation held its Annual Meeting of Stockholders on April 24, 2007. For more information on the following proposals, see the company’s proxy statement dated March 12, 2007, the relevant portions of which are incorporated herein by reference.

(1)           The stockholders elected each of the twelve nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
C. Black	1,102,778,739	125,187,293
K. I. Chenault	1,191,972,867	35,993,165
J. Dormann	1,186,102,188	41,863,844
M. L. Eskew	1,120,136,913	107,829,119
S. A. Jackson	1,178,252,821	49,713,211
M. Makihara	1,189,560,159	38,405,873
L. A. Noto	1,175,055,871	52,910,161
J. W. Owens	1,186,598,841	41,367,191
S. J. Palmisano	1,183,826,061	44,139,971
J. E. Spero	1,191,061,770	36,904,262
S. Taurel	1,184,612,092	43,353,940
L.H. Zambrano	1,187,664,291	40,301,741

(2)           The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for the company:

For	1,186,042,150
Against	25,503,822
Abstain	16,420,060
Total	1,227,966,032

(3)           The stockholders approved an amendment to IBM’s Certificate of Incorporation to eliminate the statutory supermajority voting requirement for a merger or consolidation:

For	1,174,173,207
Against	33,310,796
Abstain	20,482,029
Total	1,227,966,032

(4)           The stockholders approved an amendment to IBM’s Certificate of Incorporation to eliminate the statutory supermajority voting requirement for the disposition of all or substantially all of the assets of the Corporation outside the ordinary course of business:

For	1,173,093,148
Against	33,901,606
Abstain	20,971,278
Total	1,227,966,032

(5)           The stockholders approved an amendment to IBM’s Certificate of Incorporation to eliminate the statutory supermajority voting requirement for a plan for the exchange of shares of the Corporation:

For	1,172,783,461
Against	34,091,538
Abstain	21,091,033
Total	1,227,966,032

(6)           The stockholders approved an amendment to IBM’s Certificate of Incorporation to eliminate the statutory supermajority voting requirement for the authorization of dissolution of the Corporation:

For	1,170,316,831
Against	36,176,326
Abstain	21,472,875
Total	1,227,966,032

(7)           The stockholders voted on a shareholder proposal on Cumulative Voting:

For	418,630,850
Against	554,265,771
Abstain	22,086,032
Broker No Vote	232,983,379
Total	1,227,966,032

(8)           The stockholders voted on a shareholder proposal on Pension and Retirement Medical:

For	103,699,523
Against	798,045,075
Abstain	93,234,256
Broker No Vote	232,987,178
Total	1,227,966,032

(9)           The stockholders voted on a shareholder proposal on Executive Compensation:

For	415,645,594
Against	556,161,269
Abstain	23,175,591
Broker No Vote	232,983,578
Total	1,227,966,032

(10)         The stockholders voted on a shareholder proposal on Offshoring:

For	72,870,926
Against	851,691,718
Abstain	70,419,774
Broker No Vote	232,983,614
Total	1,227,966,032

(11)         The stockholders voted on a shareholder proposal on Majority Voting for Directors:

For	496,427,044
Against	475,793,308
Abstain	22,756,666
Broker No Vote	232,989,014
Total	1,227,966,032

ITEM 5.  Other Information

On June 26, 2007, IBM announced that the IBM Board of Directors elected William R. Brody to the Board effective July 31, 2007. Article III, Section 2 of IBM’s By-laws was amended to increase the number of directors to thirteen effective July 31, 2007.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

ITEM 6 (a). Exhibits

Exhibit Number

3	The By-laws of IBM as amended through July 31, 2007.

10.1

$11,500,000,000 Term Loan Agreement dated as of May 25, 2007, among IBM International Group B.V. (the “Borrower”), the several banks and other financial institutions from time to time parties thereto (the “Lenders”), Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent.

10.2

Guaranty Agreement dated as of May 25, 2007, among International Business Machines Corporation (“Guarantor”), for the benefit of the Lenders from time to time party to the $11,500,000,000 Term Loan Agreement, and in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders.

10.3	Accelerated Share Repurchase Schedule of Standard Terms and Conditions.

10.4	Form of Parent Guarantee Agreement for Accelerated Stock Repurchase.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 31, 2007
	By:	/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller

(This page intentionally left blank)