Form 10-Q
period 2007-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2007-10-30
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact ame of registrant as specified in its charter)

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

The registrant has 1,377,955,258 shares of common stock outstanding at September 30, 2007.

Part I - Financial Information

ITEM 1. Consolidated Financial Statements

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2007	2006*	2007	2006*
Revenue:*
Services	$13,657	$12,033	$39,152	$35,540
Sales	9,833	9,994	28,916	27,872
Financing	629	591	1,852	1,755
Total revenue	24,119	22,617	69,920	65,166

Cost:*
Services	9,855	8,691	28,356	25,835
Sales	3,960	4,131	11,827	11,875
Financing	348	304	977	862
Total cost	14,163	13,126	41,160	38,573

Gross profit	9,956	9,492	28,760	26,594

Expense and other income:
Selling, general and administrative	5,324	5,121	16,044	14,639
Research, development and engineering	1,524	1,543	4,568	4,520
Intellectual property and custom development income	(270)	(242)	(721)	(659)
Other (income) and expense	(95)	(174)	(528)	(616)
Interest expense	193	70	396	207
Total expense and other income	6,676	6,317	19,759	18,091

Income from continuing operations before income taxes	3,280	3,174	9,001	8,503
Provision for income taxes	918	952	2,534	2,551
Income from continuing operations	2,362	2,222	6,467	5,952

* Reclassified to conform with 2007 presentation; see Note 1 on page 8 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS – (continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2007	2006	2007	2006
Discontinued Operations
Loss from discontinued operations, net of tax	(1)	(0)	(1)	(0)
Net income	$2,361	$2,222	$6,466	$5,952

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.68	$1.45	$4.42	$3.81
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$1.68	$1.45	$4.42	$3.81

Basic:
Continuing operations	$1.72	$1.47	$4.50	$3.87
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$1.72	$1.47	$4.50	$3.87

Weighted-average number of common shares outstanding: (millions)

Assuming dilution	1,405.8	1,534.3	1,463.1	1,560.5

Basic	1,371.4	1,513.2	1,436.0	1,538.6

Cash dividends per common share	$0.40	$0.30	$1.10	$0.80

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At September 30, 2007	At December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$9,295	$8,022
Marketable securities	4,528	2,634
Notes and accounts receivable — trade (net of allowances of $214 in 2007 and $221 in 2006)	10,186	10,789
Short-term financing receivables (net of allowances of $253 in 2007 and $307 in 2006)	13,529	15,095
Other accounts receivable (net of allowances of $11 in 2007 and $15 in 2006)	1,086	964
Inventories, at lower of average cost or market:
Finished goods	804	506
Work in process and raw materials	2,051	2,304
Total inventories	2,855	2,810
Deferred taxes	1,969	1,806
Prepaid expenses and other current assets	3,140	2,539
Total current assets	46,588	44,660

Plant, rental machines and other property	38,316	36,521
Less: Accumulated depreciation	23,479	22,082
Plant, rental machines and other property — net	14,836	14,440
Long-term financing receivables	10,267	10,068
Prepaid pension assets	11,906	10,629
Intangible assets — net	2,162	2,202
Goodwill	13,843	12,854
Investments and sundry assets	9,007	8,381
Total assets	$108,609	$103,234

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	At September 30,	At December 31,
(Dollars in millions except per share amounts)	2007	2006*
Liabilities and Stockholders’ Equity:
Current liabilities:
Taxes	$2,564	$4,670
Short-term debt	16,546	8,902
Accounts payable	6,732	7,964
Compensation and benefits	4,394	4,595
Deferred income	8,826	8,587
Other accrued expenses and liabilities	5,948	5,372
Total current liabilities	45,011	40,091

Long-term debt	18,775	13,780
Retirement and nonpension postretirement benefit obligations	13,619	13,553
Deferred income	2,980	2,502
Other liabilities	7,678	4,801
Total liabilities	88,063	74,728

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	34,705	31,271
Shares authorized: 4,687,500,000
Shares issued: 2007 - 2,050,734,542 2006 - 2,008,470,383
Retained earnings	57,298	52,432

Treasury stock - at cost	(63,943)	(46,296)
Shares: 2007 - 672,779,284 2006 - 501,987,771

Accumulated gains and (losses) not affecting retained earnings	(7,513)	(8,901)

Total stockholders’ equity	20,546	28,506

Total liabilities and stockholders’ equity	$108,609	$103,234

* Reclassified to conform with 2007 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Dollars in millions)	2007	2006*
Cash flow from operating activities from continuing operations:
Net Income	$6,467	$5,952
Loss from discontinued operations	(1)	(0)
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	2,989	2,893
Amortization of intangibles	875	790
Stock-based compensation	539	621
Net gain on asset sales and other	(302)	(88)
Changes in operating assets and liabilities, net of acquisitions/divestitures	376	(483)

Net cash provided by operating activities from continuing operations	10,943	9,685

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,870)	(2,776)
Investment in software	(669)	(585)
Acquisition of businesses, net of cash acquired	(718)	(882)
Divestiture of businesses, net of cash transferred	310	—
Purchases of marketable securities and other investments	(24,350)	(20,388)
Proceeds from sale of marketable securities and other investments	22,524	18,715

Net cash used in investing activities from continuing operations	(5,773)	(5,915)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	16,053	292
Payments to settle debt	(4,026)	(1,448)
Short-term borrowings less than 90 days — net	371	369
Common stock repurchases	(18,357)	(6,687)
Common stock transactions — other	3,433	804
Cash dividends paid	(1,593)	(1,231)

Net cash used in financing activities from continuing operations	(4,119)	(7,901)

Effect of exchange rate changes on cash and cash equivalents	230	56
Net cash used in discontinued operations - operating activities	(9)	(9)

Net change in cash and cash equivalents	1,273	(4,084)

Cash and cash equivalents at January 1	8,022	12,568

Cash and cash equivalents at September 30	$9,295	$8,484

* Reclassified to conform with 2007 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements

1. Basis of Presentation:  The accompanying consolidated financial statements and footnotes thereto are unaudited. In the opinion of the management of International Business Machines Corporation (the company), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

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

2. Accounting Changes:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The company will adopt this Statement in fiscal year 2008 and does not expect the adoption of this Statement to have a material effect on the company’s Consolidated Financial Statements.

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

3. FIN 48:  As highlighted in Note 2 above, the company adopted the provisions of FIN 48 on January 1, 2007.

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

For the three month and nine month periods ending September 30, 2007, there were no material changes related to tax reserves that impacted the company’s effective tax rate.

4. Stockholders’ Equity:  The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
Net income	$2,361	$2,222	$6,466	$5,952
Gains and (losses) not affecting retained earnings (net of tax):
Foreign currency translation adjustments	325	(74)	675	563
Prior service costs, net gains/(losses) and transition assets/(obligations)*	252	—	722	—
Minimum pension liability adjustments*	—	—	—	1,432
Net unrealized gains on marketable securities	84	32	131	10
Net unrealized (losses)/gains on cash flow hedge derivatives	(178)	81	(140)	(305)
Total gains and (losses) not affecting retained earnings	484	39	1,388	1,701
Net income plus gains and (losses) not affecting retained earnings	$2,845	$2,261	$7,853	$7,652

* For additional information, see Note V on page 101 in the 2006 IBM Annual Report.

5. Stock-Based Compensation:  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
Cost	$41	$54	$131	$162
Selling, general and administrative	122	136	357	394
Research, development and engineering	15	22	52	64
Other (income) and expense	—	—	(1)	—
Pre-tax stock-based compensation cost	177	212	539	621
Income tax benefits	(45)	(75)	(188)	(220)
Total stock-based compensation cost	$132	$137	$351	$401

The reduction in pre-tax stock-based compensation cost for the three months and nine months ended September 30, 2007, as compared to the corresponding periods in the prior year, was principally the result of a reduction in the level of stock option grants ($51 million and $91 million, respectively) offset by an increase related to restricted and performance-based stock units ($16 million and $11 million, respectively). The effects on stock-based compensation cost related to the formation of a joint venture based on the company’s Printing Systems Division are included in Other (income) and expense above and in the Consolidated Statement of Earnings for the nine-month period ended September 30, 2007.

As of September 30, 2007, the balance of $1,165 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at September 30, 2007 and 2006.

6. Retirement-Related Benefits:  The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

(Dollars in millions) For the three months ended September 30:	2007	2006	Yr. to Yr. Percent Change
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$557	$498	11.8%
Nonpension postretirement plans-cost	97	97	0.0
Total	$654	$595	9.9%

(Dollars in millions) For the nine months ended September 30:	2007	2006	Yr. to Yr. Percent Change
Retirement-related plans—cost:
Defined benefit and contribution pension plans—cost	$1,631	$1,542	5.8%
Nonpension postretirement plans—cost	294	290	1.4
Total	$1,925	$1,832	5.1%

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans				Non-U.S. Plans
For the three months ended September 30:	2007		2006		2007	2006
Service cost	$186		$193		$149	$144
Interest cost	646		614		441	399
Expected return on plan assets	(926)		(904)		(627)	(583)
Amortization of transition assets	—		—		(1)	(2)
Amortization of prior service cost	15		15		(30)	(31)
Recognized actuarial losses	170		196		229	204
Net periodic pension cost—U.S. plan and material non-U.S. plans	91	*	114	*	161 **	131 **
Cost of other defined benefit plans	34		27		46	39
Total net periodic pension cost for all defined benefit plans	125		141		207	170
Cost of defined contribution plans	102		90		123	97
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$227		$231		$330	$267

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

(Dollars in millions)	U.S. Plans				Non-U.S. Plans
For the nine months ended September 30:	2007		2006		2007	2006
Service cost	$559		$577		$414	$457
Interest cost	1,939		1,841		1,248	1,169
Expected return on plan assets	(2,778)		(2,710)		(1,844)	(1,726)
Amortization of transition assets	—		—		(2)	(4)
Amortization of prior service cost	45		45		(92)	(59)
Recognized actuarial losses	510		589		660	607
Net periodic pension cost—U.S. plan and material non-U.S. plans	275	*	342	*	384 **	444 **
Cost of other defined benefit plans	96		82		212	117
Total net periodic pension cost for all defined benefit plans	371		424		596	561
Cost of defined contribution plans	315		282		349	275
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$686		$706		$945	$836

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

In 2007, the company expects to contribute to its non-U.S. defined benefit plans approximately $584 million, of which $556 million is the legally mandated minimum contribution for the company’s non-U.S. Plans. In the first nine months of 2007, the company contributed approximately $383 million to its non-U.S. Plans, as compared to $1,676 million contributed in the first nine months of 2006.

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

These changes, which were completed in the third quarter, are designed to reduce the potential negative impact that equity markets or interest rates might have on the funded status of the U.S. defined benefit pension plan. These changes are not expected to impact the expected long-term rate of return on assets of 8.0 percent. (See Note V, “Retirement-Related Benefits,” pages 107 through 109 in the company’s 2006 Annual Report for additional information).

The following table provides the components of the cost for the company’s nonpension postretirement plans:

Cost/(Income) of Nonpension Postretirement Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006

Service cost	$16	$15	$50	$46
Interest cost	78	78	233	230
Amortization of prior service cost	(15)	(16)	(45)	(47)
Recognized actuarial losses	4	7	16	22
Net periodic postretirement plan cost — U.S. Plan	83	84	254	251
Cost of non-U.S. Plans	14	13	40	39
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$97	$97	$294	$290

The company received a $23.8 million subsidy in the third quarter of 2007 and $38.4 million for the first nine months of 2007 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 110 in the company’s 2006 Annual Report.

In addition, the company made a $500 million voluntary cash contribution to the U.S. nonpension postretirement plan in March of 2007. This advance funding was in addition to ongoing contributions of approximately $400 million that will be made in 2007 which will be utilized to pay current year benefits. The $500 million contribution will be used to fund benefit payments in future years.

7. Accelerated Share Repurchase:  In May 2007, IBM International Group, a wholly-owned foreign subsidiary of the company (the “Foreign Subsidiary”) repurchased 118.8 million shares of common stock for $12.5 billion under accelerated share repurchase agreements with three banks (the “Accelerated Repurchase”).

Pursuant to the Accelerated Repurchase agreements, executed on May 25, 2007, the Foreign Subsidiary paid an initial purchase price of $105.18 per share for the repurchase. The initial purchase price is subject to adjustment based on the volume weighted average price of IBM common stock over a settlement period of three months for each of the banks. The adjustment will also reflect certain other amounts including the banks’ carrying costs, compensation for ordinary dividends declared by the company during the settlement period and interest benefits for receiving the $12.5 billion payment in advance of the anticipated purchases by each bank of shares in the open market during its settlement period. The adjustment amount can be settled in cash, registered shares or unregistered shares at the Foreign Subsidiary’s option. Under the Accelerated Repurchase, the Foreign Subsidiary will have a separate settlement with each of the three banks. The first settlement occurred on September 6, 2007, resulting in a settlement payment to the bank of $151.8 million. The amount was paid in cash at the election of the Foreign Subsidiary in accordance with the provisions of the Accelerated Repurchase and was recorded as an adjustment to Stockholders’ equity in the Consolidated Statement of Financial Position on the settlement date.

The remaining two settlements are expected to occur in December 2007 and March 2008, and any amounts to be paid or received by the Foreign Subsidiary under any of the settlement alternatives in connection with the price adjustment will be recorded as an adjustment to Stockholders’ equity in the Consolidated Statement of Financial Position on each of the settlement dates.

The estimated fair value of the cash settlement and share settlement alternatives under the Accelerated Repurchase as of September 30, 2007 would result in the payment of approximately $764 million or 6.7 million registered shares, or 6.8 million unregistered shares respectively, by the Foreign Subsidiary. In comparison, each $1 increase in the volume weighted average share price would increase these estimates by approximately $79.2 million or approximately 0.7 million registered and unregistered shares under the cash settlement and share settlement alternatives, respectively. The Foreign Subsidiary cannot be required to deliver more than 238 million shares if it elects the share settlement options for the two remaining settlements, regardless of the volume weighted average share price.

8. Acquisitions:  During the nine months ended September 30, 2007, the company completed eight acquisitions at an aggregate cost of $838 million. The closing of the Telelogic AB acquisition, announced in the second quarter, is conditioned upon satisfactory completion of regulatory reviews in the European Union. Regulatory reviews in the U.S. have been completed.

The Software segment completed six acquisitions: in the first quarter, Consul Risk Management International BV and Vallent Corporation, both privately held companies. Four acquisitions were completed in the third quarter: Watchfire Corporation, WebDialogs Inc. and Princeton Softech Inc., all privately held companies, and DataMirror Corporation, a publicly held company. Each acquisition further complemented and enhanced the company’s portfolio of product offerings.

Global Technology Services (GTS) completed two acquisitions in the first quarter: Softek Storage Solutions Corporation (Softek) and DM Information Systems, Ltd. (DMIS), both privately held companies. Softek augments the company’s unified data mobility offerings and worldwide delivery expertise for managing data in storage array, host and virtualized IT environments. DMIS will enhance and complement the company’s Technology Service offerings.

Purchase price consideration was paid in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2007.

	Amortization
(Dollars in millions)	Life (yrs.)	Acquisitions
Current assets		$156
Fixed assets/non-current		26
Intangible assets:
Goodwill	N/A	700
Completed technology	3 – 7	55
Client relationships	3 – 7	94
Other	2 – 5	16
In-process research and development		—
Total assets acquired		1,047
Current liabilities		(123)
Non-current liabilities		(86)
Total liabilities assumed		(209)
Total purchase price		$838

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. None of the goodwill is deductible for tax purposes. The overall weighted-average life of the identified amortizable intangible assets acquired is 4.5 years. With the exception of goodwill, these identified intangible assets will be amortized over their useful lives. Goodwill of $700 million was assigned to the Software ($636 million) and Global Technology Services ($64 million) segments.

9. Printing Systems Divestiture:  In January 2007, the company announced an agreement with Ricoh Company Limited (“Ricoh”), a publicly traded company, to form a joint venture company based on IBM’s Printing System Division (a division of the Systems and Technology segment). See Note X, “Subsequent Events” in the company’s 2006 Annual Report.

The company initially created a wholly-owned subsidiary, InfoPrint Solutions Company, LLC (InfoPrint), by contributing specific assets and liabilities from its printer business. The company’s Printing System Division generated approximately $1 billion of revenue in 2006. The InfoPrint portfolio includes solutions for production printing for enterprises and commercial printers as well as solutions for office workgroup environments and industrial segments. On June 1, 2007 (“closing date”), the company divested 51 percent of its interest in InfoPrint to Ricoh. The company will divest its remaining 49 percent ownership to Ricoh quarterly over the next three years from the closing date. At September 30, 2007, the company’s ownership in InfoPrint is 44.9 percent.

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

The company will provide maintenance services for one year, certain hardware products for three years and other information technology and business process services to InfoPrint for up to five years. The company assessed the fair value of these arrangements, and, as a result, deferred $274 million of the proceeds. This amount will be recorded as revenue, primarily in the company’s services segments, as services are provided to InfoPrint.

The royalty agreements are related to the use of certain of the company’s trademarks for up to ten years. The company assessed the fair value of these royalty agreements, and, as a result, deferred $116 million of the proceeds. This amount will be recognized as Intellectual property and custom development income as it is earned in subsequent periods.

Net assets contributed, transaction related expenses and provisions were $90 million, resulting in an expected total pre-tax gain of $245 million, of which $81 million was recorded in Other (income) and expense in the Consolidated Statement of Earnings in the second quarter of 2007.

The deferred pre-tax gain of $164 million was primarily related to: (1) the transfer of the company’s remaining 49 percent interest in InfoPrint to Ricoh, and, (2) the transfer of certain maintenance services employees to InfoPrint. The company will recognize this amount over a three year period as the remaining ownership interest is divested and the employees are transferred. The pre-tax gain will be recorded in Other (income) and expense in the Consolidated Statement of Earnings.

10. Intangible Assets Including Goodwill:  The following schedule details the company’s intangible asset balances by major asset class:

	At September 30, 2007
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$1,937	$(830)	$1,107
Client-related	1,062	(460)	601
Completed technology	512	(177)	335
Strategic alliances	103	(103)	—
Patents/Trademarks	127	(52)	75
Other(a)	192	(146)	46
Total	$3,931	$(1,770)	$2,162

	At December 31, 2006
(Dollars in millions) Intangible asset class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$1,871	$(837)	$1,034
Client-related	1,038	(424)	614
Completed technology	500	(128)	372
Strategic alliances	104	(89)	15
Patents/Trademarks	112	(29)	83
Other(a)	264	(179)	84
Total	$3,888	$(1,686)	$2,202

(a)  Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $40 million during the first nine months of 2007 primarily due to the amortization of existing intangible asset balances, partially offset by net increases in software capitalization and acquired  intangible assets. The aggregate intangible asset amortization expense was $295 million and $875 million for the third quarter and first nine months of 2007, respectively, versus $259 million and $790 million for the third quarter and first nine months of 2006, respectively. In addition, in the first nine months of 2007, the company retired $797 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2007:

2007 (for Q4)	$290 million
2008	$913 million
2009	$515 million
2010	$223 million
2011	$120 million

The changes in the goodwill balances, by reportable segment, for the nine months ended September 30, 2007, are as follows:

(Dollars in millions) Segment	Balance 12/31/06	Goodwill Additions	Purchase Price Adjustments	Divestitures	Foreign Currency Translation and Other Adjustments*	Balance 9/30/07
Global Technology Services	$2,700	$64	$(10)	$—	$93	$2,847
Global Business Services	3,811	—	(5)	—	200	4,006
Systems and Technology	214	—	—	—	1	215
Software	6,129	636	(2)	—	12	6,775
Global Financing	—	—	—	—	—	—
Total	$12,854	$700	$(17)	$—	$305	$13,843

* Primarily consists of foreign currency translation adjustments.

There were no goodwill impairment losses recorded during the nine months ended September 30, 2007.

11. Segments:  The tables on pages 57 and 58 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with generally accepted accounting principles (GAAP). For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. A different result could occur for any segment if actuarial assumptions unique to each segment were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

12. Restructuring-Related Liabilities:   The following table provides a roll forward of the current and non-current liability balances for actions taken in the following periods: (1) the second quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2006 Annual Report, Note R on page 93 for additional information on the actions taken in 2005.

(Dollars in millions)	Liability as of 12/31/2006	Payments	Other adjustments*	Liability as of 9/30/2007
Current:
Workforce	$163	$(117)	$63	$109
Space	88	(37)	32	83
Other	6	—	1	7
Total Current	$257	$(154)	$96	$199

Non-current:
Workforce	$531	$—	$14	$545
Space	109	—	(22)	87
Total Non-current	$640	$—	$(8)	$631

* The other adjustments column in the table above principally includes the reclassification of non-current to current and foreign currency translation adjustments. In addition, during the nine-month period ended September 30, 2007, net adjustments were recorded to (1) increase  previously recorded liabilities for actions taken prior to 1994 ($7.8 million); (2) reduce previously recorded liabilities for actions taken in the second quarter of 2005 ($3.1 million), second-quarter 2002 ($1.1 million) and fourth-quarter 2002 ($0.5 million). Of the net increase of $3.1 million, $4.6 million was included in Selling, general and administrative expense and a $1.5 million reduction was recorded in Other (income) and expense. In addition, interest expense (accretion) of $22.4 million was recorded in Selling, general and administrative expense and $3.1 million was recorded in Other (income) and expense.

13. Contingencies:  The company is involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. The following is a summary of some of the more significant legal matters involving the company.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. In October 2005, the company withdrew its patent counterclaims in an effort to simplify and focus the issues in the case and to expedite their resolution. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On August 10, 2007, the court in another suit, The SCO Group, Inc. v. Novell, Inc., issued a decision and order determining, among other things, that Novell is the owner of UNIX and UnixWare copyrights, and obligating SCO to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. At the request of the court in SCO v. IBM, on August 31, 2007, each of the parties filed a status report with the court concerning the effect of the August 10th Novell ruling on the SCO v. IBM case, including the pending motions. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed.

In May 2005, the Louisiana Supreme Court denied the company’s motion to review and reverse a Louisiana state court’s certification of a nationwide class in a case filed against the company in 1995. The class consists of certain former employees who left the company in 1992, and their spouses, claiming damages based on the company’s termination of an education assistance program. On July 3, 2007, the company and the plaintiffs filed a proposed class settlement agreement with the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana, where the legal action was filed. On October 1, 2007, the Court gave its final approval of the proposed settlement pursuant to which IBM will pay certain amounts to eligible individuals who took or would have taken an education course within a specified period after departing the company. As part of the settlement, IBM will also make contributions to support engineering education for women and minorities. Class members have until mid-December 2007 to file an appeal of the Court’s order approving the settlement.

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

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York. IBM filed its amended complaint on August 17, 2007 and asserted claims for patent infringement, trade secret misappropriation, copyright infringement, tortious interference and breach of contract in connection with PSI’s development and marketing of a computer system that PSI says is compatible with IBM’s S/390 and System z architectures. IBM also sought a declaratory judgment that its refusal to license its patents to PSI and certain of its software for use on PSI systems does not violate the antitrust laws. IBM seeks damages and injunctive relief. On September 21, 2007, PSI answered the amended complaint and asserted counterclaims against IBM for alleged monopolization and attempted monopolization, tying, violations of New York and California statutes proscribing unfair competition, tortious interference with the acquisition of PSI by a third party and promissory estoppel. PSI also sought declaratory judgments of noninfringement of IBM’s patents and patent invalidity. Discovery is proceeding and the court has ordered that the case be ready for trial in the Fall of 2008.

In October 2003, a purported collective action lawsuit was filed against IBM in the United States District Court for the Northern District of California by ten former IBM employees alleging, on behalf of themselves and allegedly similarly situated former employees, that the company engaged in a pattern and practice of discriminating against employees on the basis of age when it terminated employees, both in connection with reductions in force and individualized determinations. Initially, the District Court dismissed the lawsuit on the basis of release agreements signed by all the plaintiffs. On appeal, the Ninth Circuit reversed the trial court’s finding that the release barred these claims, and in January 2007, after denial of IBM’s petition for rehearing, the matter was returned to the trial court for further proceedings. On October 3, 2007, the court dismissed with prejudice plaintiffs’ claim for relief under the Older Workers Benefit Protection Act, and dismissed with leave to amend plaintiffs’ claim asserting disparate impact age discrimination with respect to individualized terminations.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $2  billion, including amounts currently in litigation and other amounts. In addition, the company has received an income tax assessment from Mexican authorities relating to the deductibility of certain warranty payments. In response, the company has filed an appeal in the Mexican Federal Fiscal court. The total potential amount related to this matter for all applicable years is approximately $500 million. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities for the above items, including any changes to such liabilities for the quarter ended September 30, 2007, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters referred to above are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

14. Commitments:    The company’s extended lines of credit include unused amounts of $4,358 million and $2,895 million at September 30, 2007 and December 31, 2006, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $2,919 million and $2,496 million at September 30, 2007 and December 31, 2006, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $30 million and $32 million at September 30, 2007 and December 31, 2006, respectively.

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2007	2006
Balance at January 1	$582	$754
Current period accruals	331	337
Accrual adjustments to reflect actual experience	(23)	70
Charges incurred	(478)	(571)
Balance at September 30	$412	$590

The decrease in the warranty liability balance was primarily driven by a reduction in estimated future costs as a result of the divestiture of the company’s Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

15. Subsequent Events:  On October 22, 2007, IBM International Group Capital LLC, an indirect, wholly-owned subsidiary of the company, issued $1.5 billion of 5-year term notes. The proceeds from this debt issue will be utilized to reduce the 364-day floating rate term loan associated with the second-quarter accelerated share repurchase. (See Note 7 on pages 12 and 13 for additional information).

On October 30, 2007, the company announced that the Board of Directors approved a quarterly dividend of $0.40 per common share. The dividend is payable December 10, 2007 to shareholders of record on November 9, 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Three months ended September 30:	2007	2006	Change
Revenue	$24,119	$22,617	6.6	%**
Gross profit margin	41.3%	42.0%	(0.7	)pts.
Total expense and other income	$6,676	$6,317	5.7%
Total expense and other income to revenue ratio	27.7%	27.9%	(0.3	)pts.
Provision for income taxes	$918	$952	(3.6)%
Income from continuing operations	$2,362	$2,222	6.3%
Net income margin	9.8%	9.8%	(0.0	)pts.
Earnings per share from continuing operations:
Assuming dilution	$1.68	$1.45	15.9%
Basic	$1.72	$1.47	17.0%
Weighted average shares outstanding:
Assuming dilution	1,405.8	1,534.3	(8.4)%
Basic	1,371.4	1,513.2	(9.4)%

*

The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There was a $1 million loss from Discontinued Operations in the third quarter and first nine months of 2007 versus no gain or loss in the third quarter and first nine months of 2006.

**	3.0 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the third quarter, total revenue increased 6.6 percent as reported, 3.0 percent adjusted for currency, versus the third quarter of 2006. Pre-tax income from continuing operations was $3,280 million, up 3.3 percent compared to the prior year. Diluted earnings per share from continuing operations was $1.68 in the quarter, an increase of 15.9 percent year-to-year.

As the quarter developed, the company took actions to effectively manage its business in an uncertain economic environment, including a disciplined focus on spending and productivity, while maintaining investments in high growth areas.

The third quarter financial results were driven by strong revenue growth in Global Services. Total revenue growth in the services businesses was 13.8 percent, the best overall growth rate in four years. These results reflect the actions that the company has been taking to accelerate its services revenue growth, while continuing to improve profitability. Global Business Services increased 15.9 percent and Global Technology Services grew 12.8 percent versus the prior year.

Software segment revenue increased 6.5 percent year-to-year. Performance was good in small and medium-sized transactions ($1 million or less), however, clients deferred several large deals late in the quarter. The Systems and Technology business was impacted by product transitions and a difficult year-to-year compare in System z. Revenue decreased 10.4 percent, 6.0 percent excluding the divested printing business (see Note 9 on page 14). Global Financing revenue increased 6.1 percent driven by improved used equipment sales.

Geographic results were balanced led by Asia Pacific which grew 9.4 percent (6 percent adjusted for currency); Europe grew 11.3 percent (4 percent adjusted for currency) and Americas had revenue growth of 3.8 percent (3 percent adjusted for currency). In addition, the company continued to benefit from its investments and strong growth in its emerging country markets where revenue grew 19.3 percent (10 percent adjusted for currency). Revenue growth by industry sector was mixed with strong growth in Public, up 11.2 percent (8 percent adjusted for currency) and Communications, up 10.4 percent (7 percent adjusted for currency). The Financial Services sector, the largest of the company’s industry sectors, was weaker, growing 5.4 percent (1 percent adjusted for currency) driven by the U.S.

The gross profit margin was 41.3 percent in the third quarter versus 42.0 percent in the third quarter of 2006. The decrease in the gross profit margin was primarily driven by a mix shift among the segments and a lower margin in the Software business. Global Financing’s margin declined 4.0 points primarily due to used equipment sales margins.

Total expense and other income increased over the year-earlier period by 5.7 percent. The rate of growth declined from prior periods. The increase was primarily due to continuing investments in acquisitions, currency impacts and interest expense which was driven by the debt related to the accelerated share repurchase in the second quarter. The ratio of Total expense to revenue decreased 0.3 points to 27.7 percent for the third quarter versus the comparable period of 2006.

The effective tax rate for the third quarter of 2007 was 28.0 percent versus 30.0 percent in the third quarter of 2006.

Cash flow from operating activities was $4,484 million, an increase of $476 million versus the third quarter of 2006 and an improvement of $1,040 million compared to the second quarter of 2007.

Total Global Services signings were $11.8 billion in the third quarter of 2007 as compared to $10.5 billion for the three months ended September 30, 2006. The estimated total Global Services backlog was $116 billion at September 30, 2007, flat versus June 30, 2007 and an increase of $7 billion versus September 30, 2006.

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Nine months ended September 30:	2007	2006	Change
Revenue	$69,920	$65,166	7.3	%**
Gross profit margin	41.1%	40.8%	0.3	pts.
Total expense and other income	$19,759	$18,091	9.2%
Total expense and other income to revenue ratio	28.3%	27.8%	0.5	pts.
Provision for income taxes	$2,534	$2,551	(0.7)%
Income from continuing operations	$6,467	$5,952	8.7%
Net income margin	9.2%	9.1%	0.1	pts.
Earnings per share from continuing operations:
Assuming dilution	$4.42	$3.81	16.0%
Basic	$4.50	$3.87	16.3%
Weighted average shares outstanding:
Assuming dilution	1,463.1	1,560.5	(6.2)%
Basic	1,436.0	1,538.6	(6.7)%

	9/30/07	12/31/06
Assets	$108,609	$103,234	5.2%
Liabilities	$88,063	$74,728	17.8%
Equity	$20,546	$28,506	(27.9)%

**     4.2 percent adjusted for currency

For the first nine months of 2007, total revenue increased 7.3 percent as reported, 4.2 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $9,001 million, a 5.9 percent increase compared to the first nine months of 2006. Diluted earnings per share from continuing operations was $4.42, reflecting a 16.0 percent improvement year-to-year. In the second quarter, the company executed a $12.5 billion accelerated share repurchase, and, in total, repurchased approximately nine percent of the common shares outstanding at March 31, 2007.

Revenue performance in the first nine months was led by both Global Services businesses and Software. Geographically, Asia Pacific had the strongest performance, with improvement in Europe as well. Performance in the emerging country markets remains very strong, with revenue growth of 24.9 percent (18 percent adjusted for currency) in the first nine months of 2007 versus the first nine months of 2006.

The gross profit margin for the first nine months of 2007 was 41.1 percent, an improvement of 0.3 points versus the prior year. The continued focus on productivity initiatives in Global Services, combined with an improved hardware margin, has led to the overall margin improvement.

Total expense and other income increased 9.2 percent in the first nine months of 2007. This increase was primarily driven by the continuing investments to drive future business growth and develop higher value capabilities. In addition, interest expense increased $189 million primarily driven by the debt related to the accelerated share repurchase.

The effective tax rate for the first nine months of 2007 was 28.2 percent versus 30.0 percent for the comparable period in 2006.

For the first nine months of 2007, cash flow from operating activities was $10,943 million, an increase of $1,259 million versus the first nine months of 2006.

Assets increased $5,375 million from December 31, 2006 to September 30, 2007 primarily due to the effects of currency (approximately $3,400 million). Cash and cash equivalents and Marketable securities increased $3,166 million, Prepaid pension assets increased $1,277 million, Investments and sundry assets increased $626 million, prepaid expenses increased $601 million, Goodwill increased $989 million and Plant, rental machines and other property – net increased $397 million during the first nine months of 2007. These increases were partially offset by a decline in short-term financing receivables of $1,566 million and a decline of $603 million in accounts receivable during the first nine months of 2007.

Liabilities increased $13,335 million from December 31, 2006 driven by an increase in short- and long-term debt, primarily related to the accelerated share repurchase.

Stockholders’ equity declined $7,960 million in the first nine months of 2007 primarily due to the company’s common stock repurchases, including the accelerated share repurchase transaction, partially offset by an increase in Retained earnings of $4,866 million and an increase in Common stock of $3,434 million.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Global Technology Services	38.1%	35.9%	37.7%	36.7%
Global Business Services	19.2	17.6	18.9	18.2
Total Global Services	57.2	53.5	56.6	54.9
Systems and Technology	20.5	24.3	21.0	23.0
Global Financing	2.6	2.6	2.6	2.7
Total Systems and Technology and Global Financing	23.1	26.9	23.6	25.7
Software	19.6	19.6	19.8	19.4
Total	100.0%	100.0%	100.0%	100.0%

The following is an analysis of the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006 reportable segment external revenue and gross margin results.

(Dollars in millions) For the three months ended September 30:	2007	2006	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$9,093	$8,058	12.8%		8.8%
Gross margin	30.6%	30.2%	0.3	pts.
Global Business Services	4,586	3,959	15.9%		12.1%
Gross margin	22.9%	22.8%	0.1	pts.
Systems and Technology	4,898	5,466	(10.4)%		(12.9)%
Gross margin	38.5%	38.2%	0.3	pts.
Software	4,694	4,406	6.5%		2.6%
Gross margin	84.2%	85.3%	(1.1	)pts.
Global Financing	623	587	6.1%		2.5%
Gross margin	44.6%	48.6%	(4.0	)pts.
Other	225	141	59.3%		55.7%
Gross margin	2.7%	13.6%	(11.0	)pts.
Total revenue	$24,119	$22,617	6.6%		3.0%
Gross profit	$9,956	$9,492	4.9%
Gross margin	41.3%	42.0%	(0.7	)pts.

(Dollars in millions) For the nine months ended September 30:	2007	2006	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$26,106	$23,732	10.0%		6.6%
Gross margin	29.9%	29.7%	0.1	pts.
Global Business Services	13,108	11,746	11.6%		8.5%
Gross margin	23.7%	22.6%	1.1	pts.
Systems and Technology	14,520	14,900	(2.5)%		(4.8)%
Gross margin	36.9%	35.8%	1.2	pts.
Software	13,723	12,554	9.3%		5.7%
Gross margin	84.3%	84.6%	(0.3	)pts.
Global Financing	1,834	1,744	5.1%		2.2%
Gross margin	47.2%	50.8%	(3.7	)pts.
Other	630	491	28.4%		26.2%
Gross margin	11.2%	9.4%	1.8	pts.
Total revenue	$69,920	$65,166	7.3%		4.2%
Gross profit	$28,760	$26,594	8.1%
Gross margin	41.1%	40.8%	0.3	pts.

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Global Services Revenue:	$13,679	$12,017	13.8%
Global Technology Services	$9,093	$8,058	12.8%
Strategic Outsourcing	4,729	4,281	10.5
Integrated Technology Services	2,096	1,824	14.9
Maintenance	1,712	1,515	13.0
Business Transformation Outsourcing	556	439	26.7
Global Business Services	$4,586	$3,959	15.9%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Global Services Revenue:	$39,214	$35,478	10.5%
Global Technology Services	$26,106	$23,732	10.0%
Strategic Outsourcing	13,632	12,618	8.0
Integrated Technology Services	6,054	5,309	14.0
Maintenance	4,859	4,430	9.7
Business Transformation Outsourcing	1,561	1,376	13.4
Global Business Services	$13,108	$11,746	11.6%

The company’s two services segments, Global Technology Services and Global Business Services, had combined revenue of $13.7 billion, an increase of 13.8 percent (10 percent adjusted for currency) in the third quarter and $39.2 billion, an increase of 10.5 percent (7 percent adjusted for currency) in the first nine months of 2007, respectively, when compared to same periods of 2006. The company has made considerable progress implementing its strategies across the global services offerings. The actions taken have resulted in strong and balanced contribution across all geographies, industry segments and business lines.

Global Technology Services (GTS) revenue increased 12.8 percent (9 percent adjusted for currency) and 10.0 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the third quarter and first nine months of 2006. GTS delivered double-digit revenue growth across all geographies, business lines and sectors. Total signings in GTS increased 12 percent in the third quarter of 2007, with longer term signings increasing 19 percent while shorter term signings decreased 3 percent.

Strategic Outsourcing (SO) revenue was up 10.5 percent (6 percent adjusted for currency) in the third quarter and 8.0 percent (5 percent adjusted for currency) in the first nine months of 2007, respectively, versus the same periods in 2006. Revenue growth was driven by a combination of good signings performance over the past twelve months, continued lower base erosion and sales of new business into existing accounts. SO signings in the third quarter of 2007 increased 46 percent when compared to the third quarter of 2006.

Business Transformation Outsourcing (BTO) revenue was up 26.7 percent (22 percent adjusted for currency) year to year. For the first nine months of 2007, BTO revenue increased 13.4 percent (10 percent adjusted for currency) versus the first nine months of 2006. Third quarter BTO signings declined 66 percent year to year. Signings in this business can be inconsistent period to period.

Integrated Technology Services (ITS) revenue increased 14.9 percent (11 percent adjusted for currency) in the third quarter and 14.0 percent (11 percent adjusted for currency) in the first nine months of 2007 when compared to the same periods in 2006. Revenue growth was driven primarily by increased signings in 2006 and the first half of 2007 as well as contribution from the acquisition of Internet Security Systems (ISS). ITS signings in the quarter decreased 3 percent year to year.

Maintenance revenue increased 13.0 percent (9 percent adjusted for currency) and 9.7 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the same periods in the prior year. The  maintenance business continues to benefit from providing availability services on non-IBM IT equipment. Services provided to InfoPrint Solutions drove 7 points of the revenue growth in the quarter and 3 points of growth for the first nine months. See note 9 on page 14 for additional information on this services agreement.

Global Business Services (GBS) revenue increased 15.9 percent (12 percent adjusted for currency) and 11.6 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the year ago periods. Revenue increased in all geographies and sectors, with the strongest growth in Communications, Distribution, Public and Small and Medium Businesses. From an offering perspective, Financial Management Services, Human Capital Management and Supply Chain were the strongest. In addition, good progress has been made in the Application Management Business and the company continues to have success building out its global capabilities. Total signings in GBS increased 13 percent in the third quarter of 2007. Longer term signings increased 80 percent while shorter term signings decreased 6 percent. Although down this quarter, shorter term signings have increased 6 percent over the trailing twelve months.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2007	2006	Change
Global Services gross profit:
Global Technology Services	$2,781	$2,437	14.1%
Gross profit margin	30.6%	30.2%	0.3	pts.
Global Business Services	1,051	904	16.2%
Gross profit margin	22.9%	22.8%	0.1	pts

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2007	2006	Change
Global Services gross profit:
Global Technology Services	$7,795	$7,058	10.4%
Gross profit margin	29.9%	29.7%	0.1	pts.
Global Business Services	3,102	2,649	17.1%
Gross profit margin	23.7%	22.6%	1.1	pts.

Global Technology Services gross profit increased 14.1 percent in the third quarter and 10.4 percent in the first nine months of 2007 compared to the same periods of 2006, with gross profit margins improving 0.3 points and 0.1 points, respectively. The GTS segment pre-tax margin was 10.8 percent in the third quarter of 2007, an improvement of 1.2 points versus third-quarter 2006 and 2.2 points from the second quarter of 2007. The margin improvement is driven primarily by the benefits from restructuring, productivity improvements and revenue growth. The segment pre-tax margin for the first nine months of 2007 decreased 0.6 points year to year to 9.1 percent, reflecting increased investments in sales and delivery, the impact of acquisitions and restructuring costs.

Transformation actions taken in Global Business Services over the past two years have resulted in profitable growth. GBS gross profit increased 16.2 percent to $1.1 billion for the third quarter and 17.1 percent to $3.1 billion for the first nine months of 2007 versus the same periods of 2006. Gross profit margins improved 0.1 points and 1.1 points year to year in the third quarter and first nine months, respectively. Segment pre-tax margin was 10.7 percent in the third quarter and 10.5 percent in the first nine months of 2007, an improvement of 1.3 points and 1.4 points, respectively, versus the prior year periods. This is the ninth consecutive quarter of pre-tax margin improvement in GBS. The margin expansion has been driven primarily by revenue growth, on-going productivity and utilization initiatives and good expense management.

Global Services Signings

In the third quarter of 2007, total Global Services signings increased 12 percent year to year to $11,765 million. Longer term signings were $6,930 million, an increase of 29 percent year to year. Shorter term signings decreased 5 percent to $4,835 million. GTS signings were $7,132 million and GBS signings were $4,633 million in the third quarter of 2007. The company signed 9 deals greater than $100 million in the quarter and the total Global Services backlog was estimated at $116 billion, an increase of $7 billion when compared to September 30, 2006 and flat versus June 30, 2007.

Global Technology Services Signings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Longer term	$5,306	$4,472	$14,682	$13,385
Shorter term	1,826	1,889	5,828	5,653
Total	$7,132	$6,362	$20,511	$19,037

Global Business Services Signings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Longer term	$1,624	$900	$4,439	$3,181
Shorter term	3,009	3,204	9,556	9,191
Total	$4,633	$4,104	$13,996	$12,372

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

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Systems and Technology Revenue:	$4,898	$5,466	(10.4)%
System z			(31.1)
System i			(20.7)
System p			6.0
System x			4.9
System Storage			1.3
Microelectronics			(15.0)
Engineering & Technology Services			10.0
Retail Store Solutions			29.2
Printing Systems			nm

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Systems and Technology Revenue:	$14,520	$14,900	(2.5)%
System z			(8.7)
System i			(16.6)
System p			8.4
System x			8.2
System Storage			2.2
Microelectronics			(10.5)
Engineering & Technology Services			1.3
Retail Store Solutions			18.5
Printing Systems			(50.2)

Systems and Technology revenue decreased 10.4 percent (13 percent adjusted for currency) and 2.5 percent (5 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the same periods in 2006. On June 1, 2007, the company completed the divestiture of its printing business. This results in the loss of approximately $250 million of Systems and Technology revenue per quarter. See Note 9 on page 14 for additional information regarding this divestiture. Systems and Technology revenue, excluding the printing business, declined 6.0 percent in the third quarter and was essentially flat in the first nine months of 2007.

System z revenue decreased 31.1 percent and 8.7 percent (34 percent and 12 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006, respectively. System z MIPS (millions of instructions per second) shipments decreased 21 percent in the third quarter while increasing 7 percent for the first nine months of 2007 versus the comparable periods of 2006. The System z revenue decline in the quarter was against a particularly strong third quarter 2006 revenue growth of 25 percent; in addition, a number of large deals did not close in September. The company has had a long and successful technology cycle in System z, with eight consecutive quarters of MIPS growth prior to this quarter, and continues to work with its clients to help them manage their computing requirements and provide them attractive migration offerings to transition to the next generation products.

System i revenue decreased 20.7 percent and 16.6 percent (23 percent and 19 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the same periods in 2006. The company introduced POWER6 technology on the high-end platform late in the third quarter of 2007.

System p revenue increased 6.0 percent and 8.4 percent (3 percent and 6 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006, respectively, primarily driven by strength in mid-range POWER6 servers, which increased 28 percent and 9 percent in the third quarter and first nine months, respectively. This was the fifth consecutive quarter of revenue growth for System p, with particular strength in the Americas and Asia Pacific. The POWER6 microprocessor more than doubles the clock speed versus the previous generation. It also provides leading edge energy management and enhanced virtualization capabilities.

System x revenue increased 4.9 percent and 8.2 percent (1 percent and 5 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006. Revenue performance was driven by System x server products which grew 6 percent and 9 percent in the third quarter and first nine months of 2007. In addition, System x blades revenue grew 8 percent in both the third quarter and the first nine months of 2007. The new x86 servers with quad-core processors and BladeCenter S for the SMB market are scheduled for fourth quarter availability.

System Storage revenue increased 1.3 percent and 2.2 percent (declined 2 percent and 1 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the comparable periods in 2006. The increases were driven by growth in tape products (7 percent in third quarter and 9 percent in the first nine months of 2007), while external disk products declined 3 percent for the third quarter of 2007 and 2 percent in the first nine months of 2007.

Microelectronics revenue decreased 15.0 percent and 10.5 percent, respectively, for the third quarter and first nine months of 2007 versus the comparable periods of 2006, driven by reduced demand for game processors. The company is pursuing opportunities in other high growth segments, including wired and wireless communications.

Retail Store Solutions revenue increased 29.2 percent and 18.5 percent (26 percent and 15 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the same periods in 2006, primarily due to the continued roll out of new programmable point-of-sale solutions to large retail clients.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2007	2006	Change
Systems and Technology:
Gross profit	$1,886	$2,087	(9.6)%
Gross profit margin	38.5%	38.2%	0.3	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2007	2006	Change
Systems and Technology:
Gross profit	$5,363	$5,331	0.6%
Gross profit margin	36.9%	35.8%	1.2	pts.

The decrease in gross profit for the third quarter of 2007 versus the same period of 2006 was primarily due to the decrease in revenue in System z. The increase in gross profit for the first nine months of 2007 versus the first nine months of 2006 was primarily due to improved margins in System z and revenue growth and improved margins in System p.

Overall, gross margin in the third quarter increased 0.3 points versus the prior year. System p performance contributed 1.3 points to the overall margin improvement. Margins also improved in System z, System x and Retail Store Solutions in the third quarter versus the prior year. These improvements were offset by lower margins in System Storage and System i which impacted the overall margin by 0.5 points and 0.3 points, respectively. In the first nine months of 2007, gross margin increased 1.2 points compared to the first nine months of 2006. System p and System z contributed 1.1 points and 0.9 points, respectively, to this improvement, driven primarily by margin improvements. This was offset by lower margins in System Storage, System i and System x which impacted the overall margin by 0.5 points, 0.3 points and 0.2 points, respectively.

Systems and Technology’s pre-tax margin decreased 0.2 points and increased 1.5 points in the third quarter and first nine months, respectively, versus the prior year periods.

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Software Revenue:	$4,694	$4,406	6.5%
Middleware	$3,627	$3,411	6.3%
Key Branded Middleware	2,477	2,293	8.0
WebSphere Family			10.3
Information Management			9.4
Lotus			9.5
Tivoli			5.3
Rational			3.1
Other Middleware	1,150	1,118	2.8
Operating Systems	564	552	2.2
Product Lifecycle Management	233	242	(3.8)
Other	270	201	34.3

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Software Revenue:	$13,723	$12,554	9.3%
Middleware	$10,547	$9,523	10.8%
Key Branded Middleware	7,167	6,203	15.5
WebSphere Family			17.0
Information Management			16.3
Lotus			9.6
Tivoli			17.4
Rational			9.4
Other Middleware	3,380	3,321	1.8
Operating Systems	1,654	1,630	1.5
Product Lifecycle Management	743	803	(7.5)
Other	779	597	30.3

Software segment revenue increased 6.5 percent (3 percent adjusted for currency) and 9.3 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the same periods in 2006. In the third quarter, the company had good performance in small (under $500 thousand) and medium ($500 thousand to $1 million) sized transactions, but overall revenue growth was impacted by a number of large transactions that clients deferred late in the quarter. Revenue growth was driven by Key Branded Middleware.

Key Branded Middleware grew 8.0 percent (4 percent adjusted for currency) in the third quarter of 2007 and 15.5 percent (12 percent adjusted for currency) in the first nine months of 2007, when compared to the same periods in 2006. The company continues to invest in its Key Branded Middleware products and expects the majority of its software revenue growth to come from this portion of the software portfolio.

Revenue from the WebSphere family of products increased 10.3 percent (6 percent adjusted for currency) and 17.0 percent (13 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively. The WebSphere family of products provides the foundation for Web-enabled applications and is a key product set in deploying a client’s Services Oriented Architecture (SOA).

Information Management revenue increased 9.4 percent and 16.3 percent (5 percent and 12 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the third quarter and first nine months of 2006. Information Management software is increasingly important in today’s digital world. With the growth in Web-based applications, the ability to collect, analyze and act on data is critical to the success of the company’s clients. In the third quarter, the company completed the acquisitions of DataMirror Corporation and Princeton Softech Inc. These acquisitions will enhance the company’s Information on Demand initiative, which is aimed at the growing market opportunity around helping clients use information as a competitive and strategic business asset.

Lotus revenue increased 9.5 percent (5 percent adjusted for currency) and 9.6 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the same periods in 2006. Third-quarter revenue performance was led by double-digit growth in the Lotus Notes Domino product family. Lotus software is well established as a tool for providing improved workplace collaboration and productivity. The latest version of Lotus Notes, Lotus Notes 8.0, was delivered this quarter. The company completed the acquisition of WebDialogs, Inc., a provider of web conferencing and communications services, in the third quarter.

Tivoli revenue increased 5.3 percent and 17.4 percent (1 percent and 13 percent adjusted for currency) in the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006. Storage virtualization software performed well in the quarter (increased 16 percent) as customers are benefiting from significant storage efficiency improvements. Tivoli’s portfolio includes products which help clients manage networks and data centers.

Rational revenue increased 3.1 percent (decreased 1 percent adjusted for currency) and 9.4 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the comparable prior year periods. Performance and Functional Testing software performed well in the quarter. Rational software provides the tools necessary to build advanced applications and systems software. The company completed the acquisition of Watchfire Corporation in the third quarter. Watchfire provides web application security software that pinpoints critical vulnerabilities and helps manage the process of correcting them.

Product Life Cycle Management (PLM) revenue decreased 3.8 percent and 7.5 percent  (8 percent and 11 percent adjusted for currency) in the third quarter and first nine months of 2007, respectively, versus the same periods in 2006. PLM software helps companies improve their product development processes and their ability to use product-related information across their businesses.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2007	2006	Change
Software:
Gross profit	$3,954	$3,760	5.2%
Gross profit margin	84.2%	85.3%	(1.1	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2007	2006	Change
Software:
Gross profit	$11,564	$10,622	8.9%
Gross profit margin	84.3%	84.6%	(0.3	)pts.

Software segment gross profit increased to $4.0 billion for the third quarter and to $11.6 billion for the first nine months of 2007, driven primarily by strong revenue growth. Gross profit margin was 84.2 percent in the third quarter of 2007 and 84.3 percent for the first nine months of 2007, down 1.1 points year to year and down 0.3 points in the first nine months. The margin decline is driven primarily by the impact of acquisitions.

Segment pre-tax profit decreased 1.5 percent to $1.3 billion in the third quarter of 2007 and increased 2.6 percent to $3.6 billion for the first nine months of 2007 when compared to the same periods of 2006. The segment pre-tax profit margin was 24.4 percent and 23.1 percent in the third quarter and first nine months of 2007, respectively, versus 26.2 percent and 24.5 percent in the third quarter and first nine months of 2006. Software pre-tax profit margins year over year have been impacted by acquisition investments.

Global Financing

See pages 45 and 46 for a discussion of Global Financing’s revenue and gross profit.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

				Yr. To Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	for
For the three months ended September 30:	2007	2006	Change	Currency
Geographies:
Americas	$10,205	$9,828	3.8%	2.5%
Europe/Middle East/Africa	8,117	7,293	11.3	3.8
Asia Pacific	4,907	4,485	9.4	6.4
OEM	890	1,011	(12.0)	(12.0)
Total	$24,119	$22,617	6.6%	3.0%

				Yr. To Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	for
For the nine months ended September 30:	2007	2006	Change	Currency
Geographies:
Americas	$29,447	$28,370	3.8%	3.1%
Europe/Middle East/Africa	23,908	21,209	12.7	4.9
Asia Pacific	13,994	12,765	9.6	8.3
OEM	2,570	2,823	(9.0)	(9.0)
Total	$69,920	$65,166	7.3%	4.2%

Revenue increased in all geographies in both the third quarter and the first nine months of 2007 when compared to the same periods in 2006. Adjusted for currency, growth was led by strong performance in Asia Pacific in both periods.

Americas revenue increased 3.8 percent (3 percent adjusted for currency) in the quarter. Revenue increased in the U.S. 2.9 percent, Canada increased 11.6 percent (4 percent adjusted for currency) and Latin America increased 0.9 percent (decreased 6 percent adjusted for currency). Double digit revenue growth in the Public sector was partially offset by decreased revenue in the Financial Services and Communications sectors.

Europe/Middle East/Africa (EMEA) revenue increased 11.3 percent (4 percent adjusted for currency) in the third quarter of 2007 when compared to the third quarter of 2006. In the major countries, Germany increased 14.7 percent (6 percent adjusted for currency), Spain increased 14.1 percent (5 percent adjusted for currency), the U.K. increased 10.2 percent (2 percent adjusted for currency), France increased 9.8 percent (2 percent adjusted for currency) and Italy increased 3.6 percent (decreased 4 percent adjusted for currency).

Asia Pacific revenue increased 9.4 percent (6 percent adjusted for currency) in the third quarter of 2007 versus the third quarter of 2006. The company is capitalizing on a strong economy and received solid contributions from the India, ASEAN, China and Australia/New Zealand regions. Japan revenue decreased 0.6 percent (flat adjusted for currency) with growth in services and software being offset by a decline in revenue from systems.

Across the geographies, the emerging countries of Brazil, Russia, India and China together grew 19.3 percent (10 percent adjusted for currency). These emerging countries are leading the growth in the global economies and the company has been investing to capture this growth. Russia increased 21.4 percent (21 percent adjusted for currency), India increased 47.7 percent (30 percent adjusted for currency) and China increased 25.2 percent (21 percent adjusted for currency). The rate of revenue growth in Brazil slowed to 3.1 percent (decreased 9 percent adjusted for currency) in the third quarter of 2007 versus a strong prior year performance.

OEM revenue decreased 12.0 percent (12 percent adjusted for currency) in the third quarter of 2007 when compared to the third quarter of 2006, driven by game processors in the Microelectronics business.

Americas revenue for the first nine months of 2007 was $29.4 billion, an increase of 3.8 percent (3 percent adjusted for currency) when compared to the same period of 2006. The U.S. increased 3.1 percent, Canada increased 4.6 percent (2 percent adjusted for currency) and Latin America increased 7.7 percent (2 percent adjusted for currency).

EMEA revenue was $23.9 billion, up 12.7 percent (5 percent adjusted for currency) in the first nine months of 2007 versus the same period in 2006. Revenue increased in all major countries with Spain up 18.7 percent (10 percent adjusted for currency), Germany 16.3 percent (7 percent adjusted for currency), the UK 12.4 percent (3 percent adjusted for currency), France 8.2 percent (flat adjusted for currency) and Italy 7.1 percent (decreased 1 percent adjusted for currency).

Asia Pacific revenue increased 9.6 percent (8 percent adjusted for currency) to $14.0 billion in the first nine months of 2007 when compared to the first nine months of 2006. Revenue, adjusted for currency, increased in all geographic regions and was led by performance in Australia/New Zealand, ASEAN and the emerging markets of China and India. Japan revenue decreased 0.8 percent as reported but increased 2 percent when adjusted for currency.

Revenue in the key emerging countries of Brazil, Russia, India and China together grew 24.9 percent (18 percent adjusted for currency) in the first nine months of 2007 versus the first nine months of 2006. Brazil revenue increased 12.7 percent (3 percent adjusted for currency), Russia 25.1 percent (25 percent adjusted for currency), India 39.2 percent (29 percent adjusted for currency) and China 30.8 percent (27 percent adjusted for currency).

OEM revenue decreased 9.0 percent (9 percent adjusted for currency) in the first nine months of 2007 on a year to year basis as demand for game processors has moderated versus prior year levels.

Expense

The Total expense and other income to revenue ratio was 27.7 percent and 28.3 percent for the third quarter and first nine months of 2007 versus 27.9 percent and 27.8 percent for the third quarter and first nine months of 2006, respectively. The decrease in the third quarter ratio was due to expense growing slightly less than revenue in the quarter. The expense growth rate improved in the third quarter versus prior periods as a result of the company’s actions to manage spending in the current environment. Total expense and other income increased 5.7 percent and 9.2 percent in the third quarter and first nine months of 2007, respectively, versus the same periods of 2006. The company is continuing to make changes to the mix of its business, investing in higher value capabilities, including strategic acquisitions, while divesting of commoditizing businesses. This has contributed to higher gross margins, which have increased over five points from 2002 to 2006. These higher value businesses also require higher operating expenses reflecting the ongoing investment required to develop and sell higher value capabilities. For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,628	$4,432	4.4%
Advertising and promotional expense	295	281	5.0
Workforce reductions – ongoing	60	102	(41.5)
Restructuring	9	7	30.7
Amortization expense – acquired intangibles	60	45	31.8
Retirement-related expense	147	143	3.1
Stock-based compensation expense	122	136	(10.4)
Bad debt expense	4	(25)	nm
Total	$5,324	$5,121	4.0%

* Reclassified to conform with 2007 presentation.

nm - not meaningful

			Yr. To Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$13,868	$12,556	10.4%
Advertising and promotional expense	910	862	5.5
Workforce reductions – ongoing	261	237	10.2
Restructuring	27	8	nm
Amortization expense – acquired intangibles	181	154	17.5
Retirement-related expense	445	442	0.9
Stock-based compensation expense	357	395	(9.6)
Bad debt expense	(5)	(15)	(68.1)
Total	$16,044	$14,639	9.6%

* Reclassified to conform with 2007 presentation.

nm - not meaningful

Total Selling, general and administrative (SG&A) expense increased 4.0 percent (1 percent adjusted for currency) and 9.6 percent (7 percent adjusted for currency), respectively, in the third quarter and first nine months of 2007 versus the same periods in 2006. The third quarter 2007 increase in SG&A expense was primarily driven by acquisitions (4 points) and the effects of currency (3 points). These increases were partially offset by lower spending due to expense management actions focused on productivity from sales teams, as well as support functions, and tightly managed discretionary spending.

For the first nine months of 2007 versus the first nine months of 2006, currency drove approximately 3 points of the increase in SG&A expense, acquisitions related spending drove approximately 5 points and 2 points of growth was driven by investments in the software and services businesses as well as emerging markets. This reflects the continuing business mix shift to higher value businesses which require higher operating expenses. The returns on these investments are reflected in the momentum in key branded middleware offerings, growth in emerging markets and improved Global Services signings. In addition, Workforce reductions–ongoing increased as the company addressed cost issues in the Global Technology Services business, primarily in Strategic Outsourcing, during the second quarter of 2007.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Other (income) and expense:
Foreign currency transaction gains	$(88)	$(4)	nm %
Losses on derivative instruments	146	19	nm
Interest income	(123)	(127)	(3.3)
Net gains from securities and investment assets	(3)	(23)	(85.1)
Net realized gains from certain real estate activities	(1)	(6)	nm
Other	(26)	(33)	(20.2)
Total	$(95)	$(174)	(45.2)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006*	Change
Other (income) and expense:
Foreign currency transaction gains	$(181)	$(83)	119.2%
Losses on derivative instruments	316	50	nm
Interest income	(389)	(424)	(8.2)
Net gains from securities and investment assets	(80)	(35)	131.5
Net realized gains from certain real estate activities	(15)	—	nm
Other	(178)	(125)	41.9
Total	$(528)	$(616)	(14.3)%

* Reclassified to conform with 2007 presentation.

nm – not meaningful

Other (income) and expense was income of $95 million in the third quarter 2007 versus income of $174 million in the third quarter of 2006. The company hedges its major cross-border cash flows to mitigate the effect of currency volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. This quarter, losses from derivatives resulted in $127 million of year-to-year impact to Other (income) and expense. This decline was partially offset by higher gains from foreign currency transactions in the third quarter of 2007 versus third quarter of 2006.

The decline in Other (income) and expense for the first nine months of 2007 versus the first nine months of 2006 was primarily driven by the increase in expense associated with hedging programs, partially offset by higher gains from foreign currency transactions, the gain from the divestiture of the printing business to Ricoh in the second-quarter 2007 (see Note 9 on page 14 for additional information) and sales of Lenovo stock in the first and second quarter of 2007. As a result of the sale of Lenovo stock, the company’s ownership in Lenovo declined from 11.3 percent to 8.8 percent, with voting ownership at 4.8 percent.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Research, development and engineering	$1,524	$1,543	(1.2)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Research, development and engineering	$4,568	$4,520	1.1%

The decrease for the third quarter of 2007 versus the third quarter of 2006 was due to decreased spending in Systems & Technology ($63 million), partially offset by increased spending in Software ($70 million) primarily resulting from acquisitions. The increase for the first nine months of 2007 versus the first nine months of 2006 was due to increased spending in Software ($276 million) resulting from acquisitions, partially offset by lower spending in Systems & Technology ($134 million) and other units ($96 million).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$55	$44	23.7%
Licensing/royalty-based fees	100	108	(7.4)
Custom development income	116	90	28.6
Total	$270	$242	11.7%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$116	$128	(9.2)%
Licensing/royalty-based fees	269	255	5.6
Custom development income	336	277	21.5
Total	$721	$659	9.4%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter or first nine months of 2007 and 2006.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Interest expense	$193	$70	177.9%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Interest expense	$396	$207	91.1%

The increase in Interest expense for the third quarter and first nine months of 2007 versus the same periods of 2006 was primarily due to the increase in debt to finance the company’s accelerated share repurchase agreements. See Note 7 on pages 12 and 13 for additional information regarding this transaction.

Interest expense is also presented as part of Cost of Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 49 for additional information regarding Global Financing debt and interest expense.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans – cost	$557	$498	11.8%
Nonpension postretirement plans – cost	97	97	0.0
Total	$654	$595	9.9%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans – cost	$1,631	$1,542	5.8%
Nonpension postretirement plans – cost	294	290	1.4
Total	$1,925	$1,832	5.1%

Included in the amounts above, the company incurred costs of approximately $332 million and $311 million associated with its defined benefit pension plans for the third quarter of 2007 and 2006, respectively. The comparable amount for the first nine months of 2007 and 2006 was costs of approximately $967 million and $985 million, respectively. The cost of defined contribution plans increased approximately $38 million and $107 million in the third quarter and first nine months of 2007 versus the same periods of 2006. The third quarter 2007 year-to-year increase approximately impacted gross profit by  $47 million, SG&A expense by $5 million, RD&E expense by $4 million and Other (income) and expense by $4 million. The nine months of 2007 year-to-year increase approximately impacted gross profit by $82 million, SG&A expense by $2 million, RD&E expense by $6 million and Other (income) and expense by $4 million.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the referenced category in the Consolidated Statement of Earnings.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2007	2006*	Change
Cost:
Software (Sales)	$22	$16	37.5%
Global Technology Services (Services)	12	3	nm
Global Business Services (Services)	—	—	nm
Systems and Technology (Sales)	—	1	nm
Selling, general and administrative	60	45	31.8
Total	$95	$66	43.9%

* Reclassified to conform with 2007 presentation.

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2007	2006*	Change
Cost:
Software (Sales)	$69	$58	19.0%
Global Technology Services (Services)	30	9	233.3
Global Business Services (Services)	1	1	0.0
Systems and Technology (Sales)	—	3	nm
Selling, general and administrative	181	154	17.5
Total	$281	$225	24.9%

* Reclassified to conform with 2007 presentation.

nm – not meaningful

Provision for Income Taxes

The effective tax rates for the third quarter of 2007 and 2006 were 28.0 percent and 30.0 percent, respectively. The corresponding effective tax rates for the first nine months of 2007 and 2006 were 28.2 percent and 30.0 percent, respectively. The decline in the rate was due to a more favorable mix of income in lower tax jurisdictions, reinstatement of the U.S. research tax credit passed by Congress in December 2006 and the second-quarter gain associated with sale of the printing business.

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

			Yr. To Yr.
			Percent
For the three months ended September 30:	2007	2006	Change
Earnings per share from continuing operations:
Assuming dilution	$1.68	$1.45	15.9%
Basic	$1.72	$1.47	17.0%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,405.8	1,534.3	(8.4)%
Basic	1,371.4	1,513.2	(9.4)%

			Yr. To Yr.
			Percent
For the nine months ended September 30:	2007	2006	Change
Earnings per share from continuing operations:
Assuming dilution	$4.42	$3.81	16.0%
Basic	$4.50	$3.87	16.3%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,463.1	1,560.5	(6.2)%
Basic	1,436.0	1,538.6	(6.7)%

The amount of shares outstanding at September 30, 2007 was 1,378.0 million.

The weighted average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2007 was 128.5 million and 97.4 million lower than the same periods in 2006 primarily as a result of the company’s common share repurchase program.

Results of Discontinued Operations

There was a $1 million loss from Discontinued Operations in the third quarter and first nine months of 2007 versus no loss in the third quarter and first nine months of 2006.

Financial Position

Dynamics

The assets and debt associated with the Global Financing business are a significant part of IBM’s financial position. Accordingly, although the financial position amounts appearing on pages 5 and 6 are the company’s consolidated amounts including Global Financing, to the extent the Global Financing business is a major driver of the Consolidated Financial Position, reference in the narrative section will be made to a separate Global Financing section in this Management Discussion on pages 45 to 50. The amounts appearing in the separate Global Financing section are supplementary data presented to facilitate an understanding of the Global Financing business.

In the second quarter, the company repurchased $14.6 billion of its outstanding common stock, of which $2.1 billion was executed in open market transactions and the remainder of $12.5 billion was repurchased through accelerated share repurchase (ASR) agreements. Under the agreements, which were executed on May 25, 2007, the company repurchased 118.8 million shares from three banks for an initial price of $105.18 per share. The banks are expected to purchase an equivalent number of shares in the open market during the next nine months. As discussed in Note 7 on pages 12 and 13, the initial price of the ASR is subject to an adjustment based on the volume weighted average price of the shares during this period and this adjustment will be recorded in Stockholders’ equity in the Consolidated Statement of Financial Position on each of the settlement dates. The first settlement occurred on September 6, 2007, resulting in a settlement payment of $151.8 million.

The ASR transaction was guaranteed by the company and was executed through IBM International Group (IIG), a wholly-owned, foreign subsidiary of IBM. The formation of IIG enabled the company to create a centralized foreign holding subsidiary to own most of its non-U.S. operations. IIG funded the repurchases with $1 billion in cash and an $11.5 billion, 364-day floating rate term loan with a number of financial institutions. The term loan was guaranteed by the company and carries an interest rate of the LIBOR plus 10 basis points. Principal and interest on the loan will be paid by IIG with cash generated by its non-U.S. operating subsidiaries. The execution of the ASR enabled the company to achieve a substantial share reduction, a lower cost of capital and an effective use of non-U.S. cash. Over time, the company’s cost of capital will vary with market conditions.

In the third quarter, IIG paid off approximately $500 million of the term loan associated with the ASR, and refinanced $4.6 billion with $2.6 billion in long-term debt and $2.0 billion in commercial paper. In addition, the company issued $3.0 billion in 10 year bonds.

As a result of these actions, the company’s working capital and current ratio (highlighted below) improved from June 30, 2007. At June 30th, working capital was negative and the current ratio was 0.88 as a result of the ASR term loan which is classified as Short-term debt in the Consolidated Statement of Financial Position.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2007	2006
Current assets	$46,588	$44,660
Current liabilities	45,011	40,091
Working capital	$1,578	$4,569

Current ratio	1.04:1	1.11:1

Current assets increased $1,928 million due to:

•                  An increase of $3,166 million in Cash and cash equivalents and Marketable securities (see cash flow analysis on pages 39 and 40); and

•                  An increase of $600 million in Prepaid expenses and other current assets, primarily driven by Taxes ($193 million) and deferred service arrangement transition costs ($114 million); partially offset by

•                  A decline of $2,047 million in short-term receivables driven by decreases of $1,566 million in financing receivables and $603 million in trade receivables due to collections of seasonally higher year-end balances.

Current liabilities increased $4,920 million as a result of:

•                  An increase of $7,645 million in Short-term debt driven by the 364-day term loan utilized to finance the accelerated share repurchase agreements in the second quarter of 2007;

•                  An increase of $842 million in Other current accruals primarily resulting from an increase in derivative liabilities due to changes in foreign currency rates; partially offset by

•                  A decrease of $2,107 million in Taxes payable primarily due to the adoption of FIN 48; consistent with the provisions of FIN 48, $2,066 million of income tax liabilities was reclassified from current to non-current liabilities because payment is not anticipated within one year of the balance sheet date; the balance of the reduction was related to payments in the first nine months of 2007; and

•                  A decrease of $1,231 million in Accounts payable and a decrease of $201 million in Compensation and benefits, primarily resulting from declines in balances from typically higher year-end levels.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the company’s Global Financing business. See pages 45 to 50 for additional information about the Global Financing business.

	Nine Months Ended September 30,
(Dollars in millions)	2007	2006
Net cash provided by/(used in) continuing operations:
Operating activities	$10,943	$9,685
Investing activities	(5,773)	(5,915)
Financing activities	(4,119)	(7,901)
Effect of exchange rate changes on cash and cash equivalents	230	56
Net cash used in discontinued operations	(9)	(9)
Net change in cash and cash equivalents	$1,273	$(4,084)

Net cash from operating activities increased $1,259 million compared to the first nine months of 2006 driven by the following key factors:

•                  Lower retirement-related plan funding of $793 million ($1,676 million funding of non-U.S. plans in 2006 versus $883 million in 2007: $500 million in the U.S. for retiree medical and $383 million funding for non-U.S. plans);

•                  Increase in cash from deferred income ($620 million) primarily driven by Global Technology Services, which includes approximately $300 million as prepayment for future services related to the divestiture of the printing business;

•                  Increase in net income of $515 million; and

•                  Lower restructuring payments of $198 million; partially offset by

•                  Decrease in cash driven by accounts payable of $756 million mainly resulting from lower volumes in the first nine months of 2007.

Net cash used in investing activities declined $142 million driven by:

•                  An increase of $310 million in divestitures driven by the divestiture of the printing business (see Note 9 on page 14 for additional information); and

•                  A decrease of $164 million in acquisitions; partially offset by

•                  An increase of $178 million in net capital spending due to;

– $102 million increase in Plant, rental machines and other property primarily driven by Global Technology Services, and

– $84 million increase in Investment in software primarily due to increased capitalized software development.

•                  An increase of $153 million in net purchases of marketable securities and other investments mainly due to increased net purchases from short-term marketable securities.

Net cash used in financing activities decreased $3,782 million as a result of:

•                  Increase of $13,185 million in net cash proceeds from debt; and

•                  Increase due to higher common stock transactions – other ($2,629 million) primarily driven by stock option exercises, partially offset by

•                  Higher common stock repurchases ($11,669 million); and

•                  Higher dividend payments ($362 million).

Non-Current Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2007	2006
Non-current assets	$62,021	$58,574
Long-term debt	18,775	13,780
Non-current liabilities (excluding debt)	24,277	20,857

The increase in Non-current assets of $3,447 million was driven by:

•                  Increase of $1,277 million ($380 million due to currency) in Prepaid pension assets;

•                  Increase of $989 million ($309 million due to currency) in Goodwill driven by acquisitions in the first nine months of 2007; and

•                  Increase of $625 million ($258 million due to currency) in Investments and sundry assets which was primarily attributable to an increase of;

– $253 million in deferred transition costs driven by an increase in long-term services arrangements with clients; and

– $165 million due to increased investments in long-term marketable securities.

•                  Increase of $397 million in Plant, rental machines, and other property (net) all due to currency.

Long-term debt increased $4,995 million primarily due to new borrowings in the first nine months of 2007 as discussed in Financial Position – Dynamics on page 38.

Other Non-current liabilities, excluding debt, increased $3,420 million primarily driven by;

•                  A reclass from current to non-current taxes payable of $2,066 million resulting from the implementation of FIN 48 on January 1, 2007. At this time, the company is unable to make a reasonably reliable estimate of the timing of payments in individual fiscal years beyond 12 months due to uncertainties in the timing of tax audit outcomes;

•                  Growth of $478 million in non-current deferred income primarily driven by Global Technology Services; and

•                  Increase of $320 million in long-term derivative liabilities due to changes in foreign currency rates.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the company’s overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2007	2006
Total company debt	$35,322	$22,682
Non-Global Financing debt*	$11,509	$395
Non-Global Financing debt/capitalization	40.3%	1.5%

* Non-Global Financing debt is the company’s total external debt less the Global Financing debt described in the Global Financing balance sheet on page 46.

Non-Global Financing debt increased $11,113 million and the debt-to-capitalization ratio increased to 40.3 percent, primarily due to the financing of the company’s accelerated share repurchase agreements in the second quarter of 2007; non-Global Financing debt decreased $268 million in the third quarter, and the debt-to-capitalization ratio improved 6.4 points compared to the second quarter.

Equity

Stockholders’ equity decreased $7,960 million primarily as a result of a decrease related to net stock transactions of $14,214 million, driven by common stock repurchases which resulted in an increase in Treasury stock at September 30, 2007.

This reduction was offset by:

•                  An increase of $4,866 million in retained earnings primarily driven by net income of $6,466 million and the $117 million cumulative catch adjustment to the retained earnings opening balance related to the implementation of FIN 48, partially offset by dividends ($1,593 million); and

•                  An increase of $1,388 million in Accumulated gains and (losses) not affecting retained earnings primarily resulting from the amortization in the first nine months of 2007 of unrecognized pension costs ($722 million).

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2006 IBM Annual Report on page 21.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

The company has a significant global presence, operating in 170 countries, with more than 60 percent of its revenue generated outside the U.S. In addition, approximately 65 percent of the company’s employees are located outside the United States, including about 30 percent in Asia Pacific. This global reach gives the company access to markets, with local management teams who understand the clients and their challenges and who can respond to these opportunities with value-add solutions. The company’s broad mix of hardware, software and services businesses provide a strong and balanced operational base for the company.

The company’s long-term financial model objective is to generate 10 to 12 percent earnings per share growth over the long term through a combination of revenue growth, margin improvement and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases. In May, the company met with investors and analysts and discussed a roadmap to deliver earnings per share in 2010 in the range of $9 – 11 per share, or 10 to 16 percent compound growth from 2006. This included additional earnings growth potential from a number of sources including growth initiatives, acquisitions and the current projected impact of retirement related cost over this period.

The company’s performance in the third quarter and first nine months of 2007 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long term goals, however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

The company will continue to selectively pursue acquisitions to expand its capabilities. The company has a targeted acquisition strategy and has developed the ability to efficiently acquire, integrate and accelerate new product and service offerings. In addition, the company will continue to evaluate underperforming and less strategic areas of its portfolio. The company also continues to invest in emerging countries, to capture growth in these markets and to gain access to their skill base to deliver global solutions.

Within Software, the company expects its Key Branded Middleware products to benefit from continued development and sales investments in key product technologies such as SOA and Information on Demand. In addition, targeted acquisitions will continue to broaden the company’s software capabilities. Growth in Software provides the company with a source of high margin revenue growth, and the company expects its Software business to contribute a larger portion of the company’s profit over the next few years.

In the third quarter, the company’s Global Services businesses delivered strong results reflecting the progress of the broad based improvements that have been implemented over the past few years. Within Global Technology Services, the ITS portfolio has been rebalanced, driving improved revenue performance, and the SO business has been strengthened resulting in signings growth, lower levels of erosion and growth from existing clients. Pre-tax profit margins have also improved. Within Global Business Services, overall operations have been transformed with a focus on improved profitability and growth – results have been demonstrated through improvements in utilization, better contract quality and increased profit margins. The overall Global Services business is well-positioned going forward.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, blades, high-performance computing and energy efficiency. The transition to POWER6 technology, which began with System p mid-range products in the second quarter, continued with implementation on the System i platform in the third quarter. System z is well into a very successful product cycle. Clients are continuing to consolidate and virtualize their workloads and this trend is positive for demand for the company’s high-end servers. In the fourth quarter, the company will have new System x products available and will continue to work with System z clients on migration offerings to new technology. As discussed in Note 9 on page 14, the company has divested its printing business in a transaction with Ricoh. Going forward, this divestiture results in the loss of approximately $250 million of revenue per quarter in the Systems and Technology business.

Total expense and other income increased 9.2 percent in the nine months of 2007. The growth rate moderated to 5.7 percent in the third quarter due to focused actions the company implemented to manage expense. The company will maintain this focus in the fourth quarter.

Total retirement-related plan cost increased $93 million in the first nine months of 2007, as compared with the first nine months of 2006, as discussed on page 36. For the full year, the company estimates pre-tax retirement-related plan cost to increase approximately $125 to $150 million when compared to 2006 versus its prior estimate of approximately $100 million increase. The change in estimate is primarily driven by currency impacts. This expected year-to-year change is primarily driven by an increase in the cost of defined contribution plans. The cost of defined benefit plans is estimated to be essentially flat year to year as increases due to changes in the actuarial assumptions (used to determine 2007 expense) will be offset by expected savings due to better-than-expected 2006 return on asset performance.

The company expects stock-based compensation expense to decline in 2007 when compared with 2006. The anticipated decline is expected to be approximately $100 million on a pre-tax basis. The company’s prior estimate for this decline was less than $100 million.

The company expects that its effective tax rate in 2007 will be approximately 28.2 percent. The rate will change period-to-period based on non-recurring events, such as the settlements of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In 2006 and 2005, the company’s cash tax rate was approximately 16 percent.

The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes. The company anticipates that its cash tax rate will increase in the near term as the company has now fully utilized its U.S. federal tax credit carryforwards.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At September 30, 2007, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2006. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2006 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 83 to 86.

In the first nine months of 2007, the company earned approximately half of its pre-tax income from continuing operations in countries other than the U.S. The company also maintains hedging programs to limit the volatility of currency impacts on its financial results. These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them. In addition to the translation of earnings and the company’s hedging programs, the impact of currency changes also may affect pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Therefore, it is impractical to quantify the impact of currency on these transactions and on consolidated net income. Generally, the company believes that extended periods of dollar weakness are positive for net income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

On pages 43 and 44 of the 2006 IBM Annual Report there is a discussion of the company’s liquidity including two tables that present five years of data. One table, on page 43, includes each of the past five years of the company’s Net cash from operating activities, Cash and marketable securities and the size of the company’s global credit facilities. For the nine months ended or as of, as applicable, September 30, 2007, those amounts are $10.9 billion, $13.8 billion and $10 billion, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2007 appear in the table below. The Standard and Poor’s and Moody’s Investors Services ratings remain unchanged from December 31, 2006. In May, Fitch Ratings lowered its ratings on senior long-term debt from AA- to A+ and on commercial paper from F1+ to F1. Fitch changed its ratings following the company’s issuance of new debt utilized to fund the accelerated share repurchase. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity. The company believes its earnings and cash flow growth provide sufficient flexibility within the existing credit ratings to continue to execute its current investment, dividend and acquisition strategies.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 44 of the 2006 IBM Annual Report presents the way in which management reviews its cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 7 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on pages 39 and 40 of this Form 10-Q, the following is the management view of cash flows for the first nine months of 2007 and 2006 prepared in a manner consistent with the table on page 44 of the 2006 IBM Annual Report:

(Dollars in millions)
For the nine months ended September 30:	2007	2006

Net cash from operating activities (Continuing Operations):	$10,943	$9,685
Less: Global Financing accounts receivable	2,246	2,394
Net cash from operating activities (Continuing Operations), excluding
Global Financing accounts receivable	8,697	7,291
Investing Activities:
Capital expenditures, net	(3,539)	(3,361)
Global Financing accounts receivable	2,246	2,394
Global Financing debt	666	250
Net Global Financing debt to accounts receivable	2,912	2,644
Acquisitions	(718)	(882)
Divestitures	310	—
Return to shareholders:
Share repurchase	(18,357)	(6,687)
Dividends	(1,593)	(1,231)
Change in non-Global Financing debt	11,732	(1,037)
Other	3,730	486
Discontinued operations	(9)	(9)
Change in cash, cash equivalents and marketable securities	$3,166	$(2,786)

From the perspective of how management views cash flows, in the first nine months of 2007, Net cash from operating activities, excluding Global Financing accounts receivable, was $8.7 billion, an increase of $1.4 billion compared to the first nine months of 2006. In addition, management also focuses on free cash flow which is defined as Net cash from operating activities, excluding Global Financing accounts receivable, less Capital expenditures, net. Free cash flow in the first nine months of 2007 was $5.2 billion, an increase of $1.2 billion year-to-year. Cash performance in the first nine months was driven by the growth in net income from continuing operations, continued focus on working capital including lower pension funding year over year.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
External revenue	$623	$587	$1,834	$1,744
Internal revenue	348	337	1,037	1,039
Total revenue	970	924	2,871	2,784
Total cost	461	437	1,312	1,240
Gross profit	$509	$487	$1,559	$1,544
Gross profit margin	52.5%	52.7%	54.3%	55.5%
Pre-tax income	$339	$335	$1,045	$1,068
After-tax income	$217	$214	$663	$671
Return on equity*	25.6%	27.9%	26.1%	29.2%

* See page 50 for the details of the After-tax income and the Return on equity calculation.

Global Financing revenue increased 5.1 percent in the third quarter of 2007 versus the same period in 2006. External revenue increased 6.1 percent (2 percent adjusted for currency) driven by used equipment sales revenue of $166 million in 2007 versus $137 million in 2006. Internal revenue increased 3.2 percent driven by financing revenue of $175 million in 2007 versus $150 million in 2006 due primarily to an increase in the average asset balance financed. This increase is partially offset by used equipment sales of $173 million in 2007 versus $187 million in 2006, a decrease of 7.5 percent, due primarily to lower sales to the Systems and Technology segment.

Global Financing revenue increased 3.1 percent in the first nine months of 2007 versus the same period in 2006. External revenue increased 5.1 percent (2 percent adjusted for currency) driven by used equipment sales of $489 million in 2007 versus $439 million in 2006, and financing revenue of $1,345 million in 2007 versus $1,305 million in 2006, an increase of 3.0 percent due to an increase in the average external asset balance financed. Internal revenue decreased 0.2 percent driven by used equipment sales of $527 million in the first nine months of 2007 versus $605 million in the same period in 2006, a decrease of 12.9 percent, due primarily to lower sales to the Systems and Technology segment. This decrease is partially offset by internal financing revenue of $510 million in 2007 versus $434 million in 2006, due primarily to an increase in the average asset balance financed.

Global Financing gross profit increased $22 million or 4.6 percent for the third quarter and increased $16 million or 1.0 percent in the first nine months of 2007 when compared to the same periods last year. For the third quarter of 2007, the increase in gross profit was primarily driven by used equipment sales gross profit of $134 million in the third quarter of 2007 versus $106 million in 2006, an increase of 26.7 percent due to an increase in gross profit on internal used equipment sales. The gross profit margin decreased 0.2 points driven by lower financing margins due to higher borrowing costs, partially offset by the improvement in internal equipment sales margins. For the first nine months of 2007, the increase in gross profit was driven primarily by the increases in financing revenue discussed above, partially offset by the higher borrowing costs. The gross profit margin decreased 1.1 points driven by lower financing margins due to higher borrowing costs, partially offset by an improvement in equipment sales margins.

Global Financing pre-tax income increased 1.1 percent for the third quarter and decreased 2.2 percent in the first nine months of 2007 when compared to the same periods last year. The increase in the third quarter was driven by the increase in gross profit of $22 million discussed above, partially offset by an increase in selling, general and administrative expense and other income/expense of $18 million primarily due to less bad debt expense reductions this year versus last year. The decrease in the first nine months of 2007 is primarily due to an increase in selling, general and administrative expense and other income/expense of $39 million, partially offset by the increase in gross profit of $16 million discussed above.

The decrease in return-on-equity in the third quarter of 2007 versus the third quarter of 2006, and for the first nine months of 2007 compared to the first nine months of 2006, was primarily due to a higher average equity balance.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2007	2006
Cash and cash equivalents	$840	$879
Net investment in sales-type and direct financing leases	10,040	10,108
Equipment under operating leases:
External clients(a)	2,402	2,264
Internal clients(b) (c)	1,872	1,976
Client loans	9,400	9,267
Total client financing assets	23,715	23,615
Commercial financing receivables	4,385	5,844
Intercompany financing receivables(b) (c)	2,686	2,534
Other receivables	361	327
Other assets	1,214	746
Total financing assets	$33,201	$33,945

Intercompany payables(b)	$3,642	$5,858
Debt(d)	23,813	22,287
Other liabilities	2,262	2,590
Total financing liabilities	29,717	30,735
Total financing equity	3,483	3,211
Total financing liabilities and equity	$33,201	$33,945

(a) Includes intercompany mark-up, priced on an arms-length basis, on products purchased from the company’s product divisions, which is eliminated in IBM’s consolidated results.

(b) Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.

(c) These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(d) Global Financing debt is comprised of intercompany loans and external debt. The portion of Global Financing debt that is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets, is eliminated in consolidation and therefore does not appear on pages 6 and 42.

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

Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days. These short-term receivables are primarily unsecured and are also subject to additional credit actions in order to mitigate the associated risk.

Originations

The following are total external and internal financing originations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006

Client financing:
External	$2,852	$3,307	$8,824	$8,500
Internal	245	312	758	854
Commercial financing	7,151	6,582	20,584	18,994
Total	$10,248	$10,201	$30,166	$28,348

Total new originations exceeded cash collections in the third quarter of 2007, which resulted in a net increase in financing assets from June 30, 2007. The increase in originations for the three months ending September 30, 2007 versus 2006 was due to the increase in commercial financing originations, partially offset by a decrease in client financing originations during the same period. For the first nine months of 2007, new originations of client financing assets exceeded cash collections; however,  this was offset by cash collections of commercial financing assets exceeding new financing originations, resulting in a net decline in financing assets from December 31, 2006. The increase in originations was due to improving volumes in both client and commercial financing for the first nine months of 2007 versus 2006.

Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to IBM.

Financing Receivables and Allowances

The following table presents financing receivables, excluding residual values, and the allowance for doubtful accounts.

	At September 30,	At December 31,
(Dollars in millions)	2007	2006

Gross financing receivables	$23,534	$24,926
Specific allowance for doubtful accounts	253	294
Unallocated allowance for doubtful accounts	65	76
Total allowance for doubtful accounts	318	370
Net financing receivables	$23,216	$24,556
Allowance for doubtful account coverage	1.4%	1.5%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

		Additions/
		(Reductions)
(Dollars in millions)	Allowance	Bad Debt
December 31, 2006	Used *	Expense	Other**	September 30, 2007
$370	$(66)	$(8)	$22	$318

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved decreased from 1.5 percent at December 31, 2006 to 1.4 percent at September 30, 2007 due to the disposition of previously reserved receivables combined with lower requirements for additional reserves. Unallocated reserves decreased 14.5 percent from $76 million at December 31, 2006 to $65 million at September 30, 2007. The decrease in unallocated reserves is due to the improved credit quality of the portfolio, as well as the decline in gross financing receivables. Specific reserves decreased 13.9 percent from $294 million at December 31, 2006 to $253 million at September 30, 2007. The decrease in specific reserves was due to the disposition of reserved receivables during the period combined with lower requirements for additional specific reserves.

Global Financing’s bad debt expense was a reduction of $8 million for the nine months ended September 30, 2007, compared with a reduction of $27 million for the nine months ended September 30, 2006. The continued reduction in bad debt expense was primarily attributed to the improved credit quality of the portfolio.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of used equipment, which are primarily sourced from equipment returned at the end of a lease, represented 34.9 percent and 35.4 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2007 and 35.0 percent and 37.5 percent in the third quarter and first nine months, respectively, of 2006. The decrease in the third quarter of 2007 and the decrease for the first nine months of 2007 was driven by a decline in internal used equipment sales. The gross margins on these sales were 39.4 percent and 32.6 percent in the third quarter of 2007 and 2006, respectively. The increase is driven primarily by higher margin internal used equipment sales. The gross margins were 42.0 percent and 38.1 percent for the first nine months of 2007 and 2006, respectively. The year to date increase is also driven primarily by higher margin internal used equipment sales.

The following table presents the recorded amount of unguaranteed residual value for sales-type and operating leases at December 31, 2006 and September 30, 2007. In addition, the table presents the residual value as a percentage of the related original amount financed, and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2007 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $156 million and $204 million for the financing transactions originated during the quarters ended September 30, 2007 and September 30, 2006, respectively, and $473 million and $447 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $10 million for the financing transactions originated during the quarters ended September 30, 2007 and September 30, 2006, respectively, and $22 million and $19 million for the financing transactions originated during the nine months ended September 30, 2007 and September 30, 2006, respectively. The cost of guarantees was $0.9 million for the quarter ended September 30, 2007 and $1.4 million for the quarter ended September 30, 2006, and $2.9 million and $3.3 million for each of the nine months ended September 30, 2007 and September 30, 2006, respectively.

Residual Value

			Amortization of
			September 30, 2007 balance
	December 31,	September				2010 and
(Dollars in millions)	2006	30, 2007	2007	2008	2009	Beyond
Sales-type leases	$854	$877	$78	$207	$291	$301
Operating leases	342	404	54	118	117	115
Total unguaranteed residual value	$1,196	$1,281	$132	$325	$408	$416

Related original amount financed	$23,225	$23,313
Percentage	5.2%	5.5%

Debt

	At September 30,		At December 31,
	2007		2006
Debt to equity ratio	6.8	x	6.9	x

Global Financing funds its operations primarily through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt is used to fund Global Financing assets and is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the receivables. The intercompany loans are based on arms-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 46.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company (internal). As previously stated, the company manages and measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on pages 45 and 46 and in Segment Information on pages 57 and 58.

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

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Numerator :
Global Financing after tax income*	$217	$214	$663	$671
Annualized after tax income (A)	$868	$858	$884	$895
Denominator :
Average Global Financing equity (B)**	$3,385	$3,070	$3,388	$3,068
Global Financing Return on Equity(A)/(B)	25.6%	27.9%	26.1%	29.2%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended September 30, and for the nine months ended September 30, respectively.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 13 on pages 17 to 19 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2007.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(1)

July 1, 2007 - July 31, 2007	—	$—	—	$1,847,784,057

August 1, 2007 - August 31, 2007	—	$—	—	$1,847,784,057

September 1, 2007 - September 30, 2007	—	$—	—	$1,695,962,824	(2)

Total	—	$—	—

(1)        On April 24, 2007, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it may repurchase shares on the open market or in private transactions, including structured or accelerated transactions, depending on market conditions. See Note 7 on pages 12 and 13 for additional information regarding the accelerated share repurchase agreements executed in the second quarter of 2007. The common stock repurchase program does not have an expiration date. As discussed in Note 7, the company does not expect the accelerated share repurchase agreements settlement periods to conclude until March 2008. Until that time, the company does not plan to make additional stock repurchases. Also, at this time, the company does not anticipate requesting Board of Directors approval for additional funds for common stock repurchases prior to April 2008. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)          The remaining authorization may be used for the settlement of the accelerated share repurchase agreements or additional common stock repurchases after the final settlement under the accelerated share repurchase agreements. As discussed in Note 7 on pages 12 and 13, the company elected a cash payment for the first settlement under the accelerated share repurchase agreements in September 2007, resulting in a reduction of $151.8 million to the remaining authorization.

ITEM 6 (a). Exhibits

Exhibit Number

10.1	The IBM 2001 Long-Term Performance Plan, a compensatory plan, filed on May 7, 2002 with Registration Statement No. 333-87708 on Form S-8, as amended.

10.2	The IBM PwCC Acquisition Long-Term Performance Plan, a compensatory plan, filed on January 31, 2003 with Registration Statement No. 333-102872 on Form S-8, as amended.

10.3	The IBM 1999 Long-Term Performance Plan, a compensatory plan, filed on February 15, 2000 with Registration Statement No. 333-30424 on Form S-8, as amended.

10.4	The IBM 1997 Long-Term Performance Plan, a compensatory plan, filed on July 15, 1997 with Registration Statement No. 333-31305 on Form S-8, as amended.

10.5	The IBM 1994 Long-Term Performance Plan, a compensatory plan, filed on May 24, 1994 with Registration Statement No. 33-53777 on Form S-8, as amended.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 30, 2007
	By:	/s/ Timothy S. Shaughnessy
Timothy S. Shaughnessy
Vice President and Controller