Form 10-Q
period 2008-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2008-04-29
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant has 1,373,478,587 shares of common stock outstanding at March 31, 2008.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2008	2007
Revenue:
Services	$14,574	$12,423
Sales	9,288	8,985
Financing	640	621
Total revenue	24,502	22,029

Cost:
Services	10,348	9,050
Sales	3,674	3,809
Financing	314	304
Total cost	14,336	13,163

Gross profit	10,166	8,866

Expense and other income:
Selling, general and administrative	5,620	5,089
Research, development and engineering	1,569	1,509
Intellectual property and custom development income	(274)	(205)
Other (income) and expense	(125)	(180)
Interest expense	178	73
Total expense and other income	6,968	6,287

Income from continuing operations before income taxes	3,198	2,579
Provision for income taxes	879	735

Income from continuing operations	2,319	1,844

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2008	2007
Discontinued operations:
Income from discontinued operations, net of tax	—	00
Net income	$2,319	$1,844

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.65	$1.21
Discontinued operations	—	0.00
Total	$1.65	$1.21

Basic
Continuing operations	$1.68	$1.23
Discontinued operations	—	0.00
Total	$1.68	$1.23

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,404.3	1,522.8
Basic	1,383.0	1,499.5
Cash dividends per common share	$0.40	$0.30

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$10,786	$14,991
Marketable securities	1,241	1,155
Notes and accounts receivable — trade (net of allowances of $237 in 2008 and $241 in 2007)	11,092	11,428
Short-term financing receivables (net of allowances of $307 in 2008 and $296 in 2007)	14,743	16,289
Other accounts receivable (net of allowances of $13 in 2008 and 2007)	1,059	1,072
Inventories, at lower of average cost or market:
Finished goods	752	668
Work in process and raw materials	2,224	1,996
Total inventories	2,977	2,664
Deferred taxes	2,072	1,687
Prepaid expenses and other current assets	4,456	3,891
Total current assets	48,425	53,177

Plant, rental machines and other property	40,009	38,584
Less: Accumulated depreciation	24,539	23,503
Plant, rental machines and other property — net	15,470	15,081
Long-term financing receivables (net of allowances of $60 in 2008 and $58 in 2007)	11,460	11,603
Prepaid pension assets	18,460	17,417
Intangible assets — net	3,122	2,107
Goodwill	18,624	14,285
Investments and sundry assets	6,262	6,761
Total assets	$121,823	$120,431

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At March 31, 2008	At December 31, 2007

	Liabilities and Stockholders’ Equity:
	Current liabilities:
	Taxes	$3,033	$3,673
	Short-term debt	15,235	12,235
	Accounts payable	7,329	8,054
	Compensation and benefits	3,819	4,645
	Deferred income	11,079	9,802
	Other accrued expenses and liabilities	6,553	5,901
	Total current liabilities	47,048	44,310
	Long-term debt	19,951	23,039
	Retirement and nonpension postretirement benefit obligations	14,261	13,582
	Deferred income	3,235	3,060
	Other liabilities	8,600	7,970
	Total liabilities	93,095	91,962

	Stockholders’ equity:

	Common stock, par value $0.20 per share, and additional paid-in capital	36,252	35,188
	Shares authorized: 4,687,500,000
Shares issued:	2008 - 2,069,370,899
	2007 - 2,057,607,421
	Retained earnings	62,378	60,640

	Treasury stock - at cost	(66,619)	(63,945)
Shares:	2008 - 695,892,312
	2007 - 672,373,283

	Accumulated gains and (losses) not affecting retained earnings	(3,282)	(3,414)
	Total stockholders’ equity	28,728	28,470
	Total liabilities and stockholders’ equity	$121,823	$120,431

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2008	2007

Cash flow from operating activities from continuing operations:
Net income	$2,319	$1,844
Loss from discontinued operations	—	00
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	1,030	949
Amortization of intangibles	317	291
Stock-based compensation	171	178
Net gain on asset sales and other	115	(88)
Changes in operating assets and liabilities, net of acquisitions/divestitures	251	(157)
Net cash provided by operating activities from continuing operations	4,202	3,016

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,018)	(917)
Investment in software	(194)	(215)
Acquisition of businesses, net of cash acquired	(4,962)	(205)
Divestiture of businesses, net of cash transferred	29	—
Purchases of marketable securities and other investments	(3,710)	(8,443)
Proceeds from sale of marketable securities and other investments	4,076	7,362
Net cash used in investing activities from continuing operations	(5,778)	(2,418)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	3,742	900
Payments to settle debt	(4,894)	(104)
Short-term borrowings/(repayments) less than 90 days — net	372	436
Common stock repurchases	(2,427)	(3,398)*
Common stock transactions — other	965	900 *
Cash dividends paid	(554)	(452)
Net cash used in financing activities from continuing operations	(2,796)	(1,717)

Effect of exchange rate changes on cash and cash equivalents	168	52
Net cash used in discontinued operations - operating activities	—	(3)
Net change in cash and cash equivalents	(4,205)	(1,070)

Cash and cash equivalents at January 1	14,991	8,022
Cash and cash equivalents at March 31	$10,786	$6,953

* First quarter 2007 amounts reclassified to conform with the presentation of Common stock repurchases and Common stock transactions – other which were previously combined in Common stock transactions-net in the Form 10-Q for the quarter ended March 31, 2007.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures.  Actual results may be different.  See the company’s 2007 Annual Report for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the company’s 2007 Annual Report.

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2. Accounting Changes:  In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the Consolidated Financial Statements as it is disclosure-only in nature.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS No. 157 discussion on page 7.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which will become effective in 2009 via prospective application to new business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of SFAS No. 160, the company will adopt the Statement in fiscal year 2009 via retrospective application of the presentation and disclosure requirements. The company does not expect the adoption of this Statement to have a material effect on the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair  Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be

Notes to Consolidated Financial Statements – (continued)

recorded in earnings. The company adopted this Statement as of January 1, 2008 and the adoption of this Statement did not have a material effect on the Consolidated Financial Statements.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as previously described. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the Consolidated Financial Statements for fair value measurements made during the first quarter of 2008. While the company does not expect the adoption of this Statement to have a material impact on its Consolidated Financial Statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, such as private market pension plan assets, and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis. See Note 6 on pages 9 and 10 for additional information regarding the adoption of this Statement.

3. Stockholders’ Equity:  The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
Net income	$2,319	$1,844
Gains and (losses) not affecting retained earnings: (net of tax)
Foreign currency translation adjustments	459	90
Prior service costs, net gains/(losses) and transition assets/ (obligations)	126	208
Net unrealized losses on marketable securities (1)	(157)	(19)
Net unrealized (losses)/gains on cash flow hedge derivatives	(296)	14
Total net gains/(losses) not affecting retained earnings	132	294
Net income plus gains and (losses) not affecting retained earnings	$2,451	$2,138

(1) Sale of Lenovo stock and mark-to-mark adjustment of remaining Lenovo stock accounted for ($151 million) and ($37 million) of the period change in the first-quarter 2008 and first-quarter 2007 periods, respectively.

4.  Stock-Based Compensation:  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
Cost	$29	$46
Selling, general and administrative expense	127	112
Research, development and engineering expense	15	20
Pre-tax stock-based compensation cost	171	178
Income tax benefits	(47)	(66)
Total stock-based compensation cost	$124	$111

The reduction in pre-tax stock-based compensation cost for the three-month period ended March 31, 2008, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($65 million) offset by an increase related to restricted and performance-based stock units ($57 million).

Notes to Consolidated Financial Statements – (continued)

As of March 31, 2008, the total unrecognized compensation cost of $1,029 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There was no significant capitalized stock-based compensation cost at March 31, 2008 and 2007.

For Restricted Stock Units (RSUs) awarded after December 31, 2007, dividend equivalents will not be paid. The fair value of such RSUs is determined and fixed on the grant date based on the company’s stock price adjusted for the exclusion of dividend equivalents.

5. Retirement-Related Benefits:  The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans – cost	$361	$540	(33.1)%
Nonpension postretirement plans – cost	95	103	(7.8)
Total	$456	$643	(29.1)%

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans			Non-U.S. Plans
For the three months ended March 31:	2008	2007		2008	2007+
Service cost	$—	$188		$138	$146
Interest cost	671	646		506	424
Expected return on plan assets	(995)	(926)		(690)	(604)
Amortization of transition assets	—	—		—	(1)
Amortization of prior service cost	—	15		(34)	(31)
Recognized actuarial losses	70	169		154	220
Net periodic pension cost—U.S. Plan and material non-U.S. Plans	(254)*	92	*	74 **	154 **
Cost of other defined benefit plans	23	30		57	37
Total net periodic pension cost for all defined benefit plans	(231)	122		131	191
Cost of defined contribution plans	321	116		140	111
Total pension plan cost recognized in the Consolidated Statement of Earnings	$90	$238		$271	$302

+   Reclassified to conform with 2008 presentation.

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. plans.

In 2008, the company expects to contribute to its non-U.S. defined benefit plans approximately $660 million, which is the legally mandated minimum contribution for the company’s non-U.S. plans. In the first quarter of 2008, the company contributed approximately $147 million to its non-U.S. plans.

Notes to Consolidated Financial Statements – (continued)

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

	Three Months Ended March 31,
(Dollars in millions)	2008	2007
Service cost	$14	$17
Interest cost	79	79
Amortization of prior service cost	(16)	(15)
Expected return on plan assets	(3)	—
Recognized actuarial losses	3	8
Net periodic postretirement plan cost - U.S. Plan	77	89
Cost of non-U.S. Plans	18	14
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$95	$103

The company received a $3.1 million subsidy in the first quarter of 2008 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see page 115 in the company’s 2007 Annual Report.

6. Fair Value:  As highlighted in Note 2 on  page 6, the company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the Consolidated Statement of Financial Position: Plant, rental machines and other property-net; Goodwill; Intangible assets-net and the Asset retirement obligation liabilities within Other accrued expenses and liabilities and Other liabilities.  The company recorded no change to its opening balance of Retained earnings as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

• Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

• Level 3 –  Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and   currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific

Notes to Consolidated Financial Statements – (continued)

asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and marketable debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument. In the event of an other-than-temporary impairment of a nonpublic equity method investment, the company uses the net asset value of its investment in the investee adjusted using discounted cash flows for the company’s estimate of the price that it would receive to sell the investment to a market participant that would consider all factors that would impact the investment’s fair value. In determining the fair value of financial instruments, the company considers ‘base valuations’ calculated using the methodologies described  below for several parameters that market participants would consider in determining fair value.

• Counterparty credit risk adjustments are applied to financial instruments, where the base valuation uses market parameters based on an AA (or equivalent) credit rating. Due to the fact that not all counterparties have a AA (or equivalent) credit rating, it is necessary to take into account the actual credit rating of a counterparty to determine the true fair value of such an instrument.

• Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

Items Measured at Fair Value on a Recurring Basis

The following table presents the company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

(Dollars in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$3,963	$3,787	$—	$—	$7,750
Marketable securities	—	1,140	—	—	1,140
Derivative assets (2)	37	1,475	—	(962)	550
Investments and sundry assets	469	2	—	—	470
Total Assets	$4,469	$6,403	$—	$(962)	$9,910

Liabilities:
Derivative liabilities (3)	$—	$2,104	$—	$(962)	$1,142
Total Liabilities	$—	$2,104	$—	$(962)	$1,142

(1)          Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts.”

(2)          The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2008 are $982 million and $529 million, respectively.

(3)          The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2008 are $1,459 million and $645 million, respectively.

At March 31, 2008, the company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis and are included in the table above can also be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired. The company did not record any other-than-temporary impairment charges for these assets during the first quarter of 2008.

Notes to Consolidated Financial Statements – (continued)

7. Accelerated Share Repurchase:  In May 2007, IBM International Group (IIG), a wholly-owned foreign subsidiary of the company repurchased 118.8 million shares of common stock for $12.5 billion under accelerated share repurchase (ASR) agreements with three banks.

Pursuant to the ASR agreements, executed on May 25, 2007, IIG paid an initial purchase price of $105.18 per share for the repurchase. The initial purchase price was subject to adjustment based on the volume weighted average price of IBM common stock over a settlement period of three months for each of the banks. The adjustment also reflected certain other amounts including the banks’ carrying costs, compensation for ordinary dividends declared by the company during the settlement period and interest benefits for receiving the $12.5 billion payment in advance of the anticipated purchases by each bank of shares in the open market during its settlement period.  The adjustment amount could be settled in cash, registered shares or unregistered shares at IIG’s option. Under the ASR, IIG had a separate settlement with each of the three banks. The first settlement occurred on September 6, 2007, resulting in a settlement payment to the bank of $151.8 million. The second settlement occurred on December 5, 2007, resulting in a settlement payment to the bank of $253.1 million. The third settlement occurred on March 4, 2008, resulting in a settlement payment to the company of $54.2 million. The settlement amounts were paid in cash at the election of IIG in accordance with the provisions of the ASR and were recorded as adjustments to Stockholders’ equity in the Consolidated Statement of Financial Position on the settlement dates. The adjusted average price paid per share during the ASR period was $108.13, resulting in a total purchase price of $12,851 million versus the original $12,500 million. The $351 million difference was settled in cash.

8. Acquisitions:  During the three months ended March 31, 2008, the company completed seven acquisitions at an aggregate cost of $5,198 million. The Cognos, Inc. acquisition is shown separately given the significant purchase price.

Cognos, Inc. – On January 31, 2008 the company acquired 100 percent of the outstanding common shares of Cognos, Inc. for consideration of  $5,021 million consisting of $4,998 million of cash and $24 million of equity instruments. Through this acquisition, IBM and Cognos will become a leading provider of technology and services for business intelligence and performance management, delivering the industry’s most complete, open standards-based platform with the broadest range of expertise to help companies expand the value of their information, optimize their business processes and maximize performance across their enterprises. The company acquired Cognos to accelerate its Information on Demand strategy, a cross-company initiative that combines the company’s strength in information integration, content and data management and business consulting services to unlock the business value of information. Cognos was integrated into the Software segment upon acquisition and goodwill, as reflected in the table on page 12 has been entirely assigned to the Software segment. It is expected that 40-50 percent of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets purchased, excluding goodwill, is 6.5 years.

Other Acquisitions -  The company acquired six additional companies at an aggregate cost of $178 million that are presented in the table on page 12 as “Other Acquisitions.”

The Software segment completed four other acquisitions: AptSoft Corporation, Solid Information Technology,  Net Integration Technologies Inc. and Encentuate, Inc., all  privately held companies. Each acquisition further complemented and enhanced the software product portfolio.

Global Technology Services (GTS) completed one acquisition: Arsenal Digital Solutions, a privately held company. Arsenal provides global clients with security rich information protection services designed to handle increasing data retention requirements.

Global Business Services (GBS) completed one acquisition: u9consult, a privately held company. u9consult complements the company’s existing capabilities in value chain consulting.

Purchase price consideration for the “Other Acquisitions” was paid all in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

Notes to Consolidated Financial Statements – (continued)

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2008.

	Amortization		Other
(Dollars in millions)	Life (yrs.)	Cognos	Acquisitions
Current assets		$529	$20
Fixed assets/noncurrent		125	12
Intangible assets:
Goodwill	N/A	4,152	143
Completed technology	3 – 7	534	12
Client relationships	3 – 7	47	8
Other	3 – 7	543	12
Total assets acquired		5,931	207
Current liabilities		(782)	(22)
Noncurrent liabilities		(128)	(8)
Total liabilities assumed		(910)	(29)
Total purchase price		$5,021	$178

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. For the “Other Acquisitions,” the overall weighted-average life of the identified amortizable intangible assets acquired is 3.4 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $143 million has been assigned to the Software ($60 million) and Global Technology Services ($83 million) segments. None of the goodwill related to “Other Acquisitions” is deductible for tax purposes.

9. Printing Systems Divestiture:  In January 2007, the company announced an agreement with Ricoh Company Limited (Ricoh), a publicly traded company, to form a joint venture company based on IBM’s Printing System Division (a division of the Systems and Technology segment). The company initially created a wholly-owned subsidiary, InfoPrint Solutions Company, LLC (InfoPrint), by contributing specific assets and liabilities from its printer business. The company’s Printing System Division generated approximately $1 billion of revenue in 2006. The InfoPrint portfolio includes solutions for production printing for enterprises and commercial printers as well as solutions for office workgroup environments and industrial segments. On June 1, 2007 (closing date), the company divested 51 percent of its interest in InfoPrint to Ricoh.  The company will divest its remaining 49 percent ownership to Ricoh quarterly over the next three years from the closing date. At March 31, 2008, the company’s ownership in InfoPrint was 36.7 percent. See IBM’s 2007 Annual Report, Note C, “Acquisitions/Divestitures”, for additional information.

10. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2008	2007

Current:
Net investment in sales-type leases	$4,762	$4,746
Commercial financing receivables	4,579	6,263
Client loans receivables	4,819	4,652
Installment payment receivables	583	629
Total	$14,743	$16,289
Noncurrent:
Net investment in sales-type leases	$6,104	$6,085
Commercial financing receivables	120	113
Client loans receivables	4,808	4,931
Installment payment receivables	427	474
Total	$11,460	$11,603

Notes to Consolidated Financial Statements – (continued)

Net investment in sales-type leases is for leases that relate principally to the company’s equipment and are for terms ranging from two to seven years. Net investment in sales-type leases includes unguaranteed residual values of $931 million and $915 million at March 31, 2008 and December 31, 2007, respectively, and is reflected net of unearned income of $1,072 million and $1,016 million and of allowance for uncollectible accounts of $135 million and $127 million at those dates, respectively.

Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables relate to loans that are provided by Global Financing primarily to the company’s clients to finance the purchase of the company’s software and services. Separate contractual relationships on these financing arrangements are for terms ranging from two to seven years. Each financing contract is priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $297 million and $258 million at March 31, 2008 and December 31, 2007, respectively.

The company did not have any financing receivables held for sale as of March 31, 2008 and December 31, 2007.

11. Intangible Assets Including Goodwill:  The following schedule details the company’s intangible asset balances by major asset class:

	At March 31, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,929	$(836)	$1,093
Client-related	1,549	(513)	1,036
Completed technology	1,045	(239)	807
Patents/Trademarks	207	(71)	136
Other(a)	172	(122)	50
Total	$4,903	$(1,781)	$3,122

	At December 31, 2007
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,926	$(826)	$1,100
Client-related	1,054	(495)	559
Completed technology	536	(194)	342
Strategic alliances	103	(103)	—
Patents/Trademarks	128	(61)	67
Other(a)	154	(115)	39
Total	$3,901	$(1,794)	$2,107

(a)  Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems and impacts  from currency translation.

The net carrying amount of intangible assets increased $1,015 million during the first quarter of 2008, primarily due to acquired intangible assets and capitalized software additions, partially offset by amortization. The aggregate intangible amortization expense was $317 million and $291 million for the quarters ended March 31, 2008 and 2007, respectively. In addition, in the first quarter, the company retired $338 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Notes to Consolidated Financial Statements – (continued)

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2008:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2008 (for Q2-Q4)	$533	$381	$913
2009	420	455	874
2010	133	361	493
2011	7	310	318
2012	—	228	228

The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2008, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/07	Additions	Adjustments	Divestitures	Adjustments	3/31/08
Global Business Services	$4,041	$—	$—	$—	$63	$4,103
Global Technology Services	2,914	83	(3)	—	119	3,113
Systems and Technology	484	—	7	—	—	491
Software	6,846	4,212	(22)	—	(120)	10,916
Global Financing	—	—	—	—	—	—
Total	$14,285	$4,295	$(18)	$—	$62	$18,624

There were no goodwill impairment losses recorded during the quarter.

12. Segments:  The table on page 48 of this Form 10-Q reflects the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount.  Different results could occur if actuarial assumptions that are unique to the segments were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

13. Restructuring-Related Liabilities:  The following table provides a rollforward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second-quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second-quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2007 Annual Report, Note Q on pages 99 and 100 for additional information on the actions taken in 2005.

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2007	Payments	Other Adj.*	3/31/2008
Current:
Workforce	$130	$(35)	$8	$104
Space	30	(10)	10	30
Other	7	—	1	8
Total Current	$167	$(45)	$19	$141
Noncurrent:
Workforce	$557	$—	$52	$609
Space	74	—	(7)	66
Total Noncurrent	$631	$—	$45	$676

*  The other adjustments column in the table above principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

Notes to Consolidated Financial Statements – (continued)

14. Contingencies:  The company is involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, foreign operations and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business.

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

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York. IBM filed its amended complaint on August 17, 2007 and asserted claims for patent infringement, trade secret misappropriation, copyright infringement, tortious interference and breach of contract in connection with PSI’s development and marketing of a computer system that PSI says is compatible with IBM’s S/390 and System z architectures. IBM also sought a declaratory judgment that its refusal to license its patents to PSI and certain of its software for use on PSI systems does not violate the antitrust laws. IBM seeks damages and injunctive relief. On September 21, 2007, PSI answered the amended complaint and asserted counterclaims against IBM for alleged monopolization and attempted monopolization, tying, violations of New York and California statutes proscribing unfair competition, tortious interference with the acquisition of PSI by a third party and promissory estoppel. PSI also sought declaratory judgments of noninfringement of IBM’s patents and patent invalidity. In October 2007, PSI filed a complaint with the European Commission claiming that the company’s alleged refusal to do business with PSI violated European competition law. The company responded to this complaint in December. On January 11, 2008, the court in the New York lawsuit permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff, and the court also permitted the company to file a second amended complaint adding patent infringement claims against T3. Discovery is proceeding and the court has  tentatively set the case for trial on March 16, 2009.

In October 2003, a purported collective action lawsuit was filed against IBM in the United States District Court for the Northern District of California by 10 former IBM employees alleging, on behalf of themselves and allegedly similarly situated former employees, that the company engaged in a pattern and practice of discriminating against employees on the basis of age when it terminated employees, both in connection with reductions in force and individualized determinations (Syverson v. IBM). Initially, the District Court dismissed the lawsuit on the basis of release agreements signed by all the plaintiffs. On appeal, the Ninth Circuit reversed the trial court’s finding that the release barred these claims, and in January 2007, after denial of IBM’s petition for rehearing, the matter was returned to the trial court for further proceedings. On October 3, 2007, the court dismissed with prejudice plaintiffs’ claim for relief under the Older Workers Benefit Protection Act, and dismissed with leave to amend plaintiffs’ claim asserting disparate impact age discrimination with respect to individualized terminations. On November 6, 2007, plaintiffs filed a Third Amended Complaint, amending the disparate impact claim. IBM filed its answer on November 26, 2007, and discovery is proceeding.

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

Notes to Consolidated Financial Statements – (continued)

defendants and alleged that defendants made certain misrepresentations and omissions in violation of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. On September 20, 2006, the Court denied a Motion to Dismiss that was filed by IBM. On March 12, 2007, the plaintiffs’ class was certified; class notifications were mailed on or about May 30, 2007.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG Electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government-controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the SEC have both contacted the company in connection with this matter. In March 2008, the company received a request from the SEC for additional information.

On March 27, 2008, the company was temporarily suspended from participating in new business with U.S. Federal government agencies.  The notice of temporary suspension was issued by the Environmental Protection Agency (EPA) and related to an investigation by the EPA of possible violations of the Procurement Integrity provisions of the Office of Federal Procurement Policy Act regarding a specific bid for business with the EPA originally submitted in March 2006. In addition, the U.S. Attorney’s Office for the Eastern District of Virginia served the company and certain employees with grand jury subpoenas related to the bid, requesting testimony and documents regarding interactions between employees of the EPA and certain company employees. On April 4, 2008, the company announced an agreement with the EPA that terminated the temporary suspension order.  The company is cooperating with the EPA and with the U.S. Attorney’s Office for the Eastern District of Virginia.

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

The company is a defendant in numerous actions filed after January 1, 2008 in Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege causes of action for negligence and recklessness, private nuisance, and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $2.3 billion, including amounts currently in litigation and other amounts. In addition, the company has received an income tax assessment from Mexican authorities relating to the deductibility of certain warranty payments. In response, the company has filed an appeal in the Mexican Federal Fiscal court. The total potential amount related to this matter for all applicable years is

Notes to Consolidated Financial Statements – (continued)

approximately $500 million. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities including any changes to such liabilities for the quarter ended March 31, 2008, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have on the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter which may give rise to additional factors.

15. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,268 million and $3,702 million at March 31, 2008 and December 31, 2007, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $3,717 million and $3,654 million at March 31, 2008 and December 31, 2007, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $24 million and $23 million at March 31, 2008 and December 31, 2007, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Notes to Consolidated Financial Statements – (continued)

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2008	2007
Balance at January 1	$412	$582
Current period accruals	92	105
Accrual adjustments to reflect actual experience	16	(16)
Charges incurred	(133)	(167)
Balance at March 31	$387	$504

The decrease in the balance was primarily driven by a reduction in estimated future cost as a result of the divestiture of the company’s Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

16. Subsequent Events:  On April 29, 2008, the company announced that the Board of Directors approved a quarterly dividend of $0.50 per common share. The dividend is payable June 10, 2008 to shareholders of record on May 9, 2008. The dividend declaration represents an increase of $0.10, or 25 percent more than the prior quarterly dividend of $0.40 per common share.

On April 29, 2008, the IBM Board of Directors approved a pension adjustment for certain U.S. retirees and beneficiaries. Effective September 1, 2008, this adjustment provides a pension increase to approximately 42,000 IBM retirees who retired before January 1,1997. The impact of this adjustment will be included in the Personal Pension Plan remeasurement at December 31, 2008, therefore, there will be no impact to 2008 net periodic pension cost.

On April 3, 2008, the company announced the completion of the acquisition of Telelogic AB for approximately $845 million in cash.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2008*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2008	2007	Change
Revenue	$24,502	$22,029	11.2	%**
Gross profit margin	41.5%	40.2%	1.2	pts.
Total expense and other income	$6,968	$6,287	10.8%
Total expense and other income to revenue ratio	28.4%	28.5%	(0.1	)pts.
Provision for income taxes	$879	$735	19.6%
Income from continuing operations	$2,319	$1,844	25.7%
Net income	$2,319	$1,844	25.7%
Net income margin	9.5%	8.4%	1.1	pts.
Earnings per share from continuing operations:
Assuming dilution	$1.65	$1.21	36.4%
Basic	$1.68	$1.23	36.6%
Weighted-average shares outstanding:
Assuming dilution	1,404.3	1,522.8	(7.8)%
Basic	1,383.0	1,499.5	(7.8)%

	3/31/08	12/31/07
Assets	$121,823	$120,431	1.2%
Liabilities	$93,095	$91,962	1.2%
Equity	$28,728	$28,470	0.9%

*  The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There were no losses for the three-month periods ended March 31, 2008 and 2007.

** 3.9 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results and other performance metrics can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

Total revenue increased 11.2 percent as reported, 4 percent adjusted for currency, versus the first quarter of 2007. Pre-tax income from continuing operations was $3,197 million, up 24.0 percent versus the first quarter of 2007. Diluted earnings per share from continuing operations was $1.65 versus $1.21, a 36.4 percent improvement year-to-year.

The company delivered strong financial results in the first quarter by capitalizing on its ability to deliver specific value propositions and solutions to its clients worldwide. Growth remained strong in the emerging growth markets, as the company continues its focus on building out the IT infrastructures in these countries. The company’s performance in the period benefited from its balanced and stable operating model – a significant annuity business which drives about half of the company’s revenue and reduces its dependency on high-volume transactions; a continued focus on cost and expense management which has resulted in gross margin expansion in 14 of the last 15 quarters; and, a disciplined approach to aligning investments to growth opportunities.

The increase in revenue was driven by strong double digit growth in the Global Services segments. Global Technology Services revenue increased 17.2 percent, while Global Business Services revenue improved by 17.4 percent versus the first quarter of 2007.  Software segment revenue increased 14.0 percent led by branded middleware. The acquisition of Cognos contributed approximately 1 point to the company’s revenue growth in the quarter. These increases were partially offset by lower revenue from Systems and Technology of 6.7 percent primarily driven by weaker performance in Microelectronics OEM and System x, partially offset by the successful launch of the new z10 mainframe and revenue growth in Storage and System p midrange servers. Global Financing revenue increased 3.0 percent reflecting an improvement in financing revenue offset by a decline in used equipment sales.

The gross profit margin was 41.5 percent, an increase of 1.2 points, primarily due to improved margins in Global Technology Services (0.6 points of the increase) and improved margins and revenue mix in Systems and Technology (0.6 points of the increase).

Total expense and other income increased 10.8 percent (5 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. Overall, the increase was driven by approximately 6 points due to the effects of currency, 4 points due to acquisitions and 2 points from additional interest expense associated with the 2007 accelerated share repurchase with other operational expenses down slightly versus the prior year.

The company’s effective tax rate for the first three months of 2008 was 27.5 percent versus 28.5 percent in the first three months of 2007.

Total assets increased $1,392 million (decreased $1,450 million adjusted for currency) from December 31, 2007, primarily due to increased goodwill ($4,339 million) and intangible assets ($1,015 million) due to the Cognos acquisition, increased prepaid pension assets ($1,043 million) and prepaid expenses ($565 million), partially offset by lower cash and cash equivalents ($4,205 million), also due to the Cognos acquisition, and lower financing receivables ($1,690 million). The company had $12,027 million in cash and marketable securities at March 31, 2008.

Total liabilities increased $1,134 million (decreased $1,305 million adjusted for currency) from December 31, 2007, primarily due to deferred income ($1,451 million), retirement and nonpension postretirement benefit obligations ($680 million), and other accruals ($829 million), partially offset by lower compensation and benefits ($826 million), accounts payable ($725 million) and taxes ($640 million).

Stockholders’ equity of $28,728 million increased $258 million from December 31, 2007, primarily due to higher retained earnings ($1,737 million) and common stock ($1,064 million), partially offset by increased treasury stock  ($2,675 million).

The company generated $4,202 million in cash flow provided by operating activities, an increase of $1,186 million, compared to the first quarter of 2007, primarily driven by increased net income ($475 million) and changes in operating assets and liabilities ($408 million). Net cash used in investing activities of $5,778 million was $3,360 million higher than the first quarter of 2007, primarily due to the Cognos acquisition. Net cash used in financing activities of $2,796 million was $1,079 million higher, primarily due to an increase in net payments associated with debt ($2,012 million), partially offset by lower payments to repurchase common stock ($970 million) in the first quarter of 2008 versus the first quarter of 2007.

Global Services signings were $12,611 million, an increase of 6 percent year to year ($10,830 million, down 2 percent, adjusted for currency). The estimated Global Services backlog, at constant currency, ended at $118 billion, flat versus the December 31, 2007 balance and $2 billion higher compared to the March 31, 2007 balance.

Quarter in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the first quarter 2008 versus first quarter 2007 reportable segment external revenue and gross margin results.

(Dollars in millions) For the three months ended March 31:	2008	2007	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$9,677	$8,258	17.2%		9.1%
Gross margin	31.3%	29.2%	2.2	pts.
Global Business Services	4,911	4,183	17.4%		8.8%
Gross margin	25.0%	23.8%	1.2	pts.
Systems and Technology	4,219	4,520	(6.7)%		(11.7)%
Gross margin	37.0%	34.8%	2.2	pts.
Software	4,847	4,251	14.0%		6.5%
Gross margin	83.9%	83.6%	0.3	pts.
Global Financing	633	614	3.0%		(3.4)%
Gross margin	50.8%	50.9%	(0.1	)pts.
Other	216	203	6.2%		4.2%
Gross margin	(19.9)%	12.0%	(31.9	)pts.
Total revenue	$24,502	$22,029	11.2%		3.9%
Gross profit	$10,166	$8,866	14.7%
Gross margin	41.5%	40.2%	1.2	pts.

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

For the three months March 31:	2008	2007
Global Technology Services	39.8%	37.8%
Global Business Services	20.2	19.2
Total Global Services	60.1	57.0
Systems and Technology	17.4	20.7
Global Financing	2.6	2.8
Total Systems and Technology/Financing	20.0	23.5
Software	20.0	19.5
Total	100.0%	100.0%

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Global Services Revenue:	$14,588	$12,441	17.3%
Global Technology Services:	$9,677	$8,258	17.2%
Strategic Outsourcing	5,011	4,335	15.6
Integrated Technology Services	2,187	1,899	15.2
Maintenance	1,825	1,534	18.9
Business Transformation Outsourcing	654	489	33.6
Global Business Services	$4,911	$4,183	17.4%

The company’s Global Services segments, Global Technology Services and Global Business Services had combined revenue of $14,588 million, an increase of 17.3 percent (9 percent adjusted for currency) in the first quarter of 2008 compared to the first quarter of 2007.  Performance was broad based with double-digit growth in all lines of businesses and across all geographies, driven by the strength of the annuity base and a portfolio of offerings that are driving cost savings and value for clients. In the first-quarter 2008, total Global Services signings increased 6 percent year to year to $12,611 million ($10,830 million adjusted for currency, down 2 percent). Short-term signings were $6,465 million, an increase of 13 percent year to year (6 percent adjusted for currency). Long-term signings were $6,146 million, flat year to year (decreased 10 percent adjusted for currency). The Global Services segments delivered combined pre-tax profit of $1,567 million, an improvement of 36.2 percent versus the first quarter of 2007.

In the first quarter, in addition to reporting Global Services signings at constant currency, the company is presenting signings as reported, or at actual rates. The company believes that presenting signings at actual rates may provide investors with a better view of how these signings will convert to services revenue, particularly for the shorter-term businesses within the Global Services segments. In addition, reporting signings at actual rates will provide better comparability to other companies in the industry who report signings using actual rates.

Global Technology Services (GTS) revenue increased 17.2 percent (9 percent adjusted for currency) versus the first quarter of 2007. GTS delivered double-digit revenue growth across all business lines and geographies. Total signings in GTS increased 2 percent (decreased 7 percent adjusted for currency) in the first quarter of 2008, with long-term signings decreasing 2 percent (12 percent adjusted for currency) while short-term signings increased 11 percent (4 percent adjusted for currency).

Strategic Outsourcing (SO) revenue was up 15.6 percent (7 percent adjusted for currency) in the first quarter of 2008 versus the same period in 2007. This is the largest annuity component of the services business.  Revenue growth was driven by a strong backlog, good prior year signings and continued base account growth. SO signings in the first quarter of 2008 increased 1 percent (decreased 9 percent adjusted for currency) when compared to the first quarter of 2007.

Integrated Technology Services (ITS) revenue increased 15.2 percent (7 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. Revenue growth was driven primarily by the key infrastructure offerings. ITS signings in the first quarter increased 11 percent (4 percent adjusted for currency) year to year.

Maintenance revenue increased 18.9 percent (11 percent adjusted for currency) in the quarter, driven primarily by maintenance services on non-IBM IT equipment. Services provided to Ricoh InfoPrint Solutions, following the divestiture of the printer business in the second quarter of 2007, contributed 7 points of growth in the quarter.  These services will transition to Ricoh in the second quarter of 2008.

Business Transformation Outsourcing (BTO) revenue was up 33.6 percent (28 percent adjusted for currency) year to year with double-digit growth in all geographies. BTO signings, which can vary significantly period-to-period, declined 22 percent (27 percent adjusted for currency) in the first quarter.

Global Business Services (GBS) revenue increased 17.4 percent (9 percent adjusted for currency) in the first quarter of 2008 compared with the prior year, with double-digit growth in all geographies and all sectors. The Application Management Services and Core Consulting businesses both had strong revenue performance in the quarter.  All consulting services lines, which include Financial Management Services, Human Capital Management, CRM, Supply Chain and Strategy and Change,

grew revenue in the quarter. Total signings in GBS increased 12 percent (6 percent adjusted for currency) in the first quarter of 2008. Short-term signings increased 14 percent (7 percent adjusted for currency) to $4,147 million. Long-term signings increased 7 percent (decreased 1 percent adjusted for currency).  Within GBS, clients are motivated by projects with shorter-term paybacks yielding solid economic returns. Signings were driven by clients globalizing and integrating their businesses, creating shared services and centers of excellence, innovating in new markets and replacing legacy systems.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2008	2007	Change
Global Services gross profit:
Global Technology Services:
Gross profit	$3,032	$2,407	25.9%
Gross profit margin	31.3%	29.2%	2.2	pts.
Global Business Services:
Gross profit	$1,228	$997	23.2%
Gross profit margin	25.0%	23.8%	1.2	pts

GTS gross profit increased 25.9 percent compared to the first quarter of 2007, with gross profit margin improving 2.2 points, driven primarily by strong profit growth in the SO and ITS business lines. Segment pre-tax profit increased 45.1 percent to $1.0 billion with a pre-tax margin of 9.8 percent, an increase of 2.0 points versus the first quarter of 2007. The margin expansion was driven by improved productivity and an improved cost structure in Strategic Outsourcing, a mix to higher value offerings in ITS and lower retirement-related costs year-to-year.

GBS gross profit increased 23.2 percent year to year and the gross profit margin improved 1.2 points to 25.0 percent. Segment pre-tax profit increased 23.4 percent to $0.6 billion with a pre-tax margin of 11.2 percent, an improvement of 0.7 points versus the first quarter of 2007. The margin improvement was driven primarily by effective contract management, increased utilization and lower retirement-related costs.

Global Services Signings

	For the Three Months Ended
(At Actual Currency Rates)	March 31,
(Dollars in millions)	2008	2007
Global Technology Services Signings:
Long term	$5,162	$5,248
Short term	2,318	2,091
Total	$7,480	$7,339
Global Business Services Signings:
Long term	$984	$917
Short term	4,147	3,645
Total	$5,131	$4,562

	For the Three Months Ended
(At Constant Currency)	March 31,
(Dollars in millions)	2008	2007
Global Technology Services Signings:
Long term	$4,355	$4,924
Short term	1,997	1,921
Total	$6,351	$6,845
Global Business Services Signings:
Long term	$895	$905
Short term	3,584	3,334
Total	$4,479	$4,239

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management includes an approximation of currency and involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for long-term contracts that require significant up-front investment by the company, the portions of these contracts that are a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For short-term contracts that do not require significant upfront investments, a signing is usually equal to the full contract value. Long-term contracts represent SO and BTO contracts as well as GBS contracts with the U.S. Federal government and its agencies and Application Management Services (AMS) for custom and legacy applications. Short-term contracts represent the remaining GBS offerings of Consulting and Systems Integration, AMS for packaged applications and ITS contracts.

Signings include SO, BTO, ITS and GBS contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Maintenance is not included in signings as maintenance contracts tend to be more steady state, where revenues equal renewals.

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

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Systems and Technology Revenue:	$4,219	$4,520	(6.7)%
System z			10.2%
System p			1.8
System i			(20.7)
System x			(1.7)
Storage			9.6
Retail Store Solutions			(3.3)
Total Systems			2.2
Microelectronics OEM			(19.5)
Printing Systems			nm

nm – not meaningful

Systems and Technology revenue decreased 6.7 percent (12 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. Systems and Technology revenue, excluding the divested printing business, decreased 1.6 percent (7 percent adjusted for currency).

System z revenue increased 10.2 percent (2 percent adjusted for currency) in the first quarter versus the prior year, while MIPS (millions of instructions per second) volumes grew 14 percent year-to-year. These increases were primarily driven by the successful introduction, in late February, of the new z10 enterprise class server. The z10 server has up to 70 percent more total capacity and a 100 percent performance improvement on CPU-intensive workloads, which enables large scale consolidations and unmatched utilization.

System p revenue increased 1.8 percent (down 3 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. The increase in revenue was primarily driven by strong performance in the POWER6 based midrange offerings (approximately 60 percent growth), partially offset by a decline in high-end System p offerings, as clients await the new POWER6 products which were announced on April 8, 2008. The technology innovation and virtualization capability of the POWER6 products provide clients with improved energy and space efficency and enables substantial consolidation of under-utilized servers.

System i revenue decreased 20.7 percent (27 percent adjusted for currency) in the first quarter of 2008 compared to the first quarter of 2007. In April, the company introduced a unified POWER platform which utilizes the same hardware for both System i and System p. This will provide System i clients full access to the entire line of POWER-based systems including new blade offerings.

System x revenue decreased 1.7 percent (8 percent adjusted for currency) in the first quarter of 2008 versus the prior year. System x server revenue was flat, with high-end server revenue increasing 13 percent, offset by a decrease in low-end servers. Blades revenue remained strong, increasing 31 percent versus the first quarter of 2007.

Storage revenue increased 9.6 percent (3 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. Total disk revenue increased 6 percent primarily due to double-digit growth in Enterprise Disk, driven by the  continued strength of the DS8000, which had revenue growth of 17 percent in the quarter. Tape revenue increased 18 percent reflecting the value in total cost of ownership, power consumption and data protection offered by the brand’s tape solutions.

Microelectronics OEM revenue decreased 19.5 percent (20 percent adjusted for currency) in the first quarter of 2008 compared to the first quarter of 2007. The primary mission of this business is to provide leadership technology for the systems business, as demonstrated this quarter in the new z10 mainframe and POWER6 systems.

Retail Stores Solutions revenue decreased 3.3 percent (9 percent adjusted for currency) versus the first quarter of 2007, while Printing Systems revenue decreased as a result of the divestiture of the business in the second quarter of 2007.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2008	2007	Change
Systems and Technology gross profit:
Gross profit	$1,562	$1,572	(0.6)%
Gross profit margin	37.0%	34.8%	2.2	pts.

Overall gross margin increased 2.2 points versus 2007. Margin improvements in System p, System x, Storage and Retail Stores Solutions contributed 1.2, 0.8, 0.8 and 0.2 points, respectively, to the overall margin improvement. These improvements were partially offset by lower margins in System z, System i and Microelectronics which impacted the overall margin by 0.1, 0.3 and 0.8 points, respectively.

Systems and Technology pre-tax margin improved 1.3 points to 3.3 percent in the first quarter of 2008, with pre-tax profit increasing 51 percent, reflecting the improvements in gross margin.

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007*	Change
Software Revenue:	$4,847	$4,251	14.0%
Middleware:	$3,751	$3,246	15.5%
Key Branded Middleware:	2,586	2,166	19.4
WebSphere Family			20.1
Information Management			27.1
Lotus			16.5
Tivoli			9.5
Rational			3.2
Other middleware	1,164	1,080	7.8
Operating systems	529	522	1.4
Product Lifecycle Management	248	251	(1.1)
Other	318	232	37.2

* Reclassified to conform with 2008 presentation.

Software segment revenue of $4,847 million increased 14.0 percent (6 percent adjusted for currency) in the first quarter of 2008 reflecting continued strong demand for the Key Branded Middleware products and contribution from the Cognos acquisition.

Revenue from Key Branded Middleware increased 19.4 percent (12 percent adjusted for currency) in the first quarter of 2008 and increased 2 points year to year to 53 percent of total Software segment revenue. The company has invested heavily in these products through internal investments and targeted acquisitions, and expects the majority of its software revenue growth to come from this portion of the software portfolio.  Demand for the branded middleware products reflects customers continued investments in IT software to improve their business operations, drive cost savings, manage complex regulatory demands and address their strategic priorities.

Revenue from the WebSphere Family of products increased 20.1 percent (12 percent adjusted for currency) in the first quarter of 2008. Performance was led by double-digit growth in WebSphere Application Servers and WebSphere Integration software. WebSphere Integration software allows customers to integrate disparate systems for improved business efficiency.

Information Management revenue increased 27.1 percent (19 percent adjusted for currency) in the first quarter of 2008 when compared to the first quarter of 2007. The Cognos acquisition contributed the majority of the revenue growth in the brand. Cognos’ performance management solution helps customers improve decision-making across the enterprise to optimize business performance.  The company also completed the acquisition of Solid Information Technology, a provider of real-time data access software, in the quarter.

Lotus revenue increased 16.5 percent (8 percent adjusted for currency) in the first quarter of 2008, the fourteenth consecutive quarter of growth. Customers continued to invest in their strategic priorities, using Lotus Collaboration and Social Networking software, to increase productivity across their local and global teams. The company completed the acquisition of Net Integration Technologies Inc., a provider of business server software solutions for small and medium-sized businesses, in the quarter.

Tivoli revenue increased 9.5 percent (3 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. Revenue growth was led by Tivoli Security and Storage Management products. These products provide clients with solutions for complex regulatory demands. They provide secure access to key data and applications, as well as consistent data retention across the enterprise.

Rational revenue increased 3.2 percent (decreased 4 percent adjusted for currency) in the first quarter. The company completed the acquisition of Telelogic on April 3, 2008.  Telelogic’s suite of system programming tools complements Rational’s IT tool set, providing a complete tooling solution across a client’s enterprise.

Other middleware and Operating systems products revenue increased 7.8 percent (1 percent adjusted for currency) and 1.4 percent (decreased 5 percent adjusted for currency), respectively, in the first quarter of 2008 when compared to the same period of 2007.  These product sets include more mature products which provide a more stable flow of revenue.

Product Life Cycle Management (PLM) revenue decreased 1.1 percent (11 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007.

Other software segment revenue increased 37.2 percent (29 percent adjusted for currency) in the first quarter of 2008 when compared to the first quarter of 2007 reflecting growth in software-related services, such as consulting and education.

(Dollars in millions) For the three months ended March 31:	2008	2007	Yr. to Yr. Percent/ Margin Change
Software gross profit:
Gross profit	$4,066	$3,553	14.5%
Gross profit margin	83.9%	83.6%	0.3	pts.

Software segment gross profit increased 14.5 percent to $4.1 billion, driven primarily by revenue growth and good cost management. Gross profit margin was 83.9 percent, an increase of 0.3 points versus the first quarter of 2007.

The Software segment contributed $1.3 billion of pre-tax profit in the first quarter of 2008, an increase of 22.3 percent versus the same period in 2007. The segment pre-tax profit margin of 23.0 percent was up 1.6 points, driven by the revenue growth and effective cost and expense management, offsetting the increased acquisition costs related to Cognos.

Global Financing

See pages 38 to 43 for an analysis of the Global Financing segment.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

(Dollars in millions) For the three months ended March 31:	2008	2007	Yr.to Yr. Percent Change
Geographies:
Americas	$9,923	$9,146	8.5%
Europe/Middle East/Africa	8,775	7,582	15.7
Asia Pacific	5,107	4,472	14.2
OEM	696	828	(16.0)
Total	$24,502	$22,029	11.2%

Revenue increased in all geographies in the first quarter of 2008 when compared to the first quarter of 2007. Adjusted for currency, revenue growth was led by the Americas and the emerging market countries.

Americas revenue increased 8.5 percent (6 percent adjusted for currency) in the quarter. U.S. revenue increased 6.5 percent, driven by annuity-based businesses and double-digit growth (14 percent) in System z revenue driven by the introduction of the z10 mainframe. In addition, U.S. revenue in the Financial Services sector returned to growth in the quarter.  Latin America revenue increased 19.2 percent (6 percent adjusted for currency) and Canada revenue increased 16.3 percent (flat adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue increased 15.7 percent (4 percent adjusted for currency) in the first quarter of 2008 when compared to the first quarter of 2007. Adjusted for currency, the rate of growth was consistent with performance over the past several quarters and reflects a moderate IT spending environment. In the major countries, U.K. revenue increased 4.8 percent (3 percent adjusted for currency), Spain revenue increased 23.5 percent (8 percent adjusted for currency) and Italy revenue increased 15.7 percent (1 percent adjusted for currency). France revenue increased 13.8 percent

(decreased 1 percent adjusted for currency) and Germany revenue increased 11.7 percent (decreased 3 percent adjusted for currency).

Asia Pacific revenue increased 14.2 percent (3 percent adjusted for currency) in the first quarter of 2008 versus the prior year first quarter.  Growth was led by the India, Greater China, Australia/New Zealand, Korea and ASEAN regions, where the economies and IT markets continue to expand, with combined revenue growth of 17.9 percent (10 percent adjusted for currency). Japan revenue increased 10.8 percent (decreased 3 percent adjusted for currency) in the quarter.

Across the geographies, aggregate revenue from the countries comprising the company’s new growth markets unit increased 18.7 percent (11 percent adjusted for currency) in the first quarter of 2008 and represented approximately 17 percent of the company’s total revenue.  These growth markets have economies and IT markets that are growing rapidly, with clients who are building out infrastructures and creating unique business models that address scarce resources and rapid business expansion.  The BRIC countries of Brazil, Russia, India and China together grew 26.5 percent (14 percent adjusted for currency). Brazil revenue increased 26.7 percent (4 percent adjusted for currency) while Russia revenue increased 38.4 percent (38 percent adjusted for currency).  India revenue increased 43.0 percent (30 percent adjusted for currency) and China revenue increased 17.6 percent (11 percent adjusted for currency).

OEM revenue decreased 16.0 percent (16 percent adjusted for currency) in the quarter driven by reduced demand in the Microelectronics OEM business.

Expense

Total expense and other income increased 10.8 percent (5 percent adjusted for currency) for the first quarter of 2008 versus the first quarter of 2007. Overall, the increase was due to approximately 6 points driven by the effects of currency, approximately 4 points due to acquisitions and  2 points from additional interest expense associated with the financing of the accelerated share repurchase in 2007, with other operational expense decreasing year to year. The expense-to-revenue ratio declined 0.1 points to 28.4 percent in the first quarter 2008 versus the first quarter of 2007.

For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions) For the three months ended March 31:	2008	2007*	Yr. To Yr. Percent Change

Selling, general and administrative expense:
Selling, general and administrative – base	$4,936	$4,421	11.7%
Advertising and promotional expense	296	292	1.4
Workforce reductions – ongoing	87	55	58.8
Amortization expense – acquired intangibles	69	59	17.9
Retirement-related expense	103	152	(32.2)
Stock-based compensation	127	112	14.1
Bad debt expense	1	(2)	nm
Total	$5,620	$5,089	10.4%

*Reclassified to conform with 2008 presentation.

nm – not meaningful

Total Selling, general and administrative (SG&A) expense increased 10.4 percent (4 percent adjusted for currency) in the first quarter of 2008 versus the first quarter of 2007. The increase was driven by the company’s investment in acquisitions, predominantly Cognos, which accounted for approximately 4 points of the increase. In addition, approximately 6 points of the increase was due to the impact of currency.

Other (income) and expense

(Dollars in millions) For the three months ended March 31:	2008	2007*	Yr. to Yr. Percent Change

Other (income) and expense:
Foreign currency transaction losses /(gains)	$195	$(6)	nm %
(Gains)/losses on derivative instruments	(108)	46	nm
Interest income	(134)	(138)	(2.8)
Net gains from securities and investment assets	(57)	(51)	12.4
Net realized (gains)/losses from certain real estate activities	(12)	(2)	nm
Other	(9)	(27)	(67.3)
Total	$(125)	$(180)	(30.4)%

* Reclassified to conform with 2008 presentation.

nm – not meaningful

Other (income) and expense was income of $125 million in the first quarter 2008, versus income of $180 million in the first quarter of 2007. The decrease in income was primarily due to increased foreign currency transaction losses ($201 million year to year) partially offset by gains on derivative instruments of $154 million. The company hedges its major cross-border cash flows to mitigate the effect of currency volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. The impact of losses from cash flow hedges reflected in Other (income) and expense was $109 million, an increase of $82 million year to year. In addition, net gains from securities and investment assets primarily reflects sales of Lenovo stock in both the current quarter and the first quarter of 2007. As a result of the sale, the company’s ownership in Lenovo declined from 8.8 percent at December 31, 2007 to approximately 7 percent with voting ownership at approximately 3 percent.

Research, Development and Engineering

(Dollars in millions) For the three months ended March 31:	2008	2007	Yr. to Yr. Percent Change
Research, development and engineering:
Total	$1,569	$1,509	4.0%

Research, development and engineering (RD&E) expense increased 4.0 percent in the first quarter of 2008 versus the first quarter of 2007 primarily driven by acquisitions completed in the past year and currency impacts. Software spending increased $73 million partially offset by lower Systems and Technology spending of $43 million. Retirement-related expense decreased $20 million and stock-based compensation expense decreased $5 million in the first quarter of 2008 versus the first quarter of 2007.

Intellectual Property and Custom Development Income

(Dollars in millions) For the three months ended March 31:	2008	2007	Yr. to Yr. Percent Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property (IP)	$15	$19	(18.3)%
Licensing/royalty-based fees	132	77	70.1
Custom development income	127	109	16.6
Total	$274	$205	33.6%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the quarter.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Interest expense:
Total	$178	$73	143.7%

The increase in interest expense was primarily due to higher debt associated with the financing of the ASR agreements in 2007, partially offset by lower interest rates. See Note 7 on page 11 for additional information. Interest expense is presented in Cost of Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See pages 41 and 42 for additional information regarding Global Financing debt and interest expense. Overall, total interest expense for the first quarter was $384 million, an increase of $123 million year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an element in the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans – cost	$361	$540	(33.1)%
Nonpension postretirement plans – cost	95	103	(7.8)
Total	$456	$643	(29.1)%

Included in the amounts above, the company had income of $100 million and incurred cost of $313 million associated with its defined benefit pension plans for the quarters ended March 31, 2008 and 2007, respectively. The decrease in cost was primarily driven by benefit accruals no longer being recorded for the IBM Personal Pension Plan, effective January 1, 2008, as well as by lower cost due to amortization of prior years’ actual return on assets exceeding expected return on assets and lower cost due to recognized actuarial losses.  This decrease in cost was partially offset by an increase in the cost of defined contribution plans ($234 million). This increase in cost was primarily driven by pension redesign efforts, primarily in the IBM Savings Plan in the U.S., effective January 1, 2008. See Note U, “Retirement-Related Benefits,” in the company’s 2007 Annual Report for additional information on these plan changes. The net year-to-year decrease in cost impacted gross profit, SG&A expense and RD&E expense by approximately $117 million, $49 million and $20 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the referenced category in the Consolidated Statement of Earnings.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2008	2007	Change
Cost :
Software (Sales)	$38	$24	58.3%
Global Technology Services (Services)	8	10	(22.4)
Selling, general and administrative	69	59	17.9
Total	$115	$94	22.8%

Taxes

The effective tax rate for the first three months of 2008 was 27.5 percent versus an effective tax rate of 28.5 percent for the first three months of 2007. The decline in the rate was due to a more favorable mix of income in lower tax jurisdictions and an increased benefit from utilization of foreign tax credits associated with foreign dividend repatriation, offset by a reduction in the U.S. research tax credit which expired in December 2007.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2001. The years subsequent to 2001 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2007 determined in accordance with FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", increased by $288 million in the first quarter to $3,382 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2,735 million at March 31, 2008.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2004 and 2005 in the first quarter of 2007. The company anticipates that this audit will be completed by the end of 2008.

The company has certain foreign tax loss carryforwards that have not been reflected in the gross deferred tax asset balance. These losses, the potential tax benefit of which is approximately $1.1 billion, have not been recorded in the Consolidated Statement of Financial Position as the company has not determined if it will claim these losses. The company is currently evaluating whether to claim these losses and expects to make a decision within the next 12 months.

See the 2007 IBM Annual Report, Note O, “Taxes,” for additional information.

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

			Yr. To Yr.
			Percent
For the three months ended March 31:	2008	2007	Change
Earnings per share from continuing operations:
Assuming dilution	$1.65	$1.21	36.4%
Basic	$1.68	$1.23	36.6%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,404.3	1,522.8	(7.8)%
Basic	1,383.0	1,499.5	(7.8)%

Actual shares outstanding at March 31, 2008 was 1,373.5 million. The weighted-average number of common shares outstanding assuming dilution was lower by 118.5 million in the first quarter of 2008 compared to the first quarter of 2007, primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 3 and 4 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 38,  are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2008	2007
Current assets	$48,425	$53,177
Current liabilities	47,048	44,310
Working capital	$1,377	$8,867

Current ratio	1.03:1	1.20:1

Working capital decreased $7,490 million compared to the year-end 2007 position primarily as a result of a decrease in current assets. The key drivers are described below:

Current assets decreased $4,752 million, including a currency benefit of $1,355 million, due to:

•      A decrease of $4,119 million in cash and cash equivalents and marketable securities including a $176 million currency benefit (see cash flow analysis on page 33); and

•      A decline of $1,896 million in short-term receivables driven by:

•      a decrease of $2,934 million due to collections of higher year-end balances, offset by

•      approximately $1,038 million currency impact.

•      An increase of $565 million in prepaid expenses and other current assets primarily resulting from:

•      an increase of $448 million in derivative assets primarily due to changes in foreign currency rates; and

•      approximately $77 million currency impact.

•      An increase of $384 million in deferred taxes primarily due to an increase in tax deductions expected to be realized within the next 12 months.

•      Growth of $313 million in inventory primarily driven by the manufacturing ramp to support the new Systems and Technology z10 mainframe and POWER6 product announcements.

Current liabilities increased $2,738 million, including a $961 million impact from currency, as a result of:

•      An increase in short-term debt of $3,000 million driven by the reclass from long-term debt to short-term debt to reflect debt maturity dates, offset by reductions in commercial paper;

•      An increase in deferred income of $1,277 million driven by Software ($722 million) and Global Technology Services ($482 million) which includes $397 million due to currency;

•      An increase of $652 million in other accrued expenses and liabilities primarily driven by increased derivative liabilities due to changes in foreign currency rates;

•      A decrease in accounts payable of $725 million (including a currency impact of $204 million) and a decrease of $826 million (including a currency impact of $138 million) in compensation and benefits reflecting declines from typically higher year-end balances; and

•      A decrease of $640 million in taxes payable primarily due to income tax payments in the first quarter of 2008.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 5, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	For the Three Months Ended March 31,
(Dollars in millions)	2008	2007
Net cash provided by/(used in) continuing operations:
Operating activities	$4,202	$3,016
Investing activities	(5,778)	(2,418)
Financing activities	(2,796)	(1,717)
Effect of exchange rate changes on cash and cash equivalents	168	52
Net cash used in discontinued operations	—	(3)
Net change in cash and cash equivalents	$(4,205)	$(1,070)

Net cash from operating activities increased $1,186 million as compared to the first quarter of 2007 driven by the following key factors:

•      Increase in net income of $475 million;

•      An increase in cash provided by accounts receivable of $681 million due to:

•      Trade accounts receivable of $351 million driven by improved collections in the first quarter of higher 2007 year-end balances;

•      Financing receivables of $330 million primarily resulting from maturities of customer loans exceeding originations due to higher 2007 year-end balances;

•      Lower retirement-related plan funding of $506 million ($147 million in 2008 for non-U.S. plans versus $653 million in 2007: $500 million in the U.S. for retiree medical and $153 million funding for non-U.S. plans); partially offset by

•      A decrease in cash of $325 million driven by a decrease in tax liabilities due to higher tax payments in the first quarter of 2008.

Net cash used in investing activities increased $3,360 million driven by:

•      An increase of $4,756 million in acquisitions primarily driven by the acquisition of Cognos; partially offset by

•      The net impact of the purchases and sales of marketable securities and other investments which resulted in an increase in cash of $1,446 million;

Net cash used in financing activities increased $1,079 million as a result of:

•      Increase of $2,012 million in net cash payments to settle debt; partially offset by,

•      Lower common stock repurchases of $970 million.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2008	2007
Noncurrent assets	$73,398	$67,254
Long-term debt	19,951	23,039
Noncurrent liabilities (excluding debt)	26,096	24,612

The increase in noncurrent assets of $6,144 million was driven by:

•      An increase of $4,339 million in goodwill and an increase of $1,015 million in intangible assets - net was primarily driven by the acquisition of Cognos; and

•      An increase of $1,043 million ($463 million due to currency) in prepaid pension assets.

Long-term debt decreased $3,088 million primarily due to a reclass to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, increased $1,484 million primarily driven by:

•      An increase in retirement and nonpension benefit obligations of $680 million primarily due to changes in foreign currency rates;

•      An increase of $312 million in income tax reserves reflecting current year additions related to unrecognized tax benefits;

•      An increase of $175 million in noncurrent deferred income driven primarily by Global Technology Services; and

•      An increase in noncurrent derivative liabilities of $112 million primarily resulting from changes in foreign currency rates.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2008	2007
Total company debt	$35,186	$35,274
Total Global Financing segment debt	$26,237	$24,532
Debt to support external clients	22,349	21,072
Debt to support internal clients	3,888	3,460

Global Financing provides funding predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on pages 41 and 42.

In January, IBM International Group Capital LLC, an indirect, wholly-owned subsidiary of the company, issued $3.5 billion of 18 month floating rate notes. The proceeds were used to reduce the 364-day bridge loan associated with the 2007 ASR. As of March 31, 2008, the bridge loan was fully paid off.

Non-global financing debt decreased $1,793 million and the debt-to-capitalization ratio decreased to 26.4 percent from 30.0 percent at December 31, 2007. The company’s long-term debt-to-capitalization ratio objective is 20 to 30 percent. This ratio can vary from period to period as the company manages its global cash and debt positions.

Equity

Stockholders’ equity increased $258 million primarily as a result of an increase in retained earnings of $1,737 million driven by net income, partially offset by a decrease in net stock transactions of $1,611 million.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2007 IBM Annual Report on page 22.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

The company has a significant global presence, operating in 170 countries, with approximately 63 percent of its 2007 revenue and 65 percent of its first quarter 2008 revenue generated outside the U. S. In addition, approximately 69 percent of the company’s employees are located outside the United States, including about 35 percent in Asia Pacific. This global reach gives the company access to markets, with well-established organizations and management systems who understand the clients and their challenges and who can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 road map is to generate earnings per share growth through a combination of revenue growth, margin improvement, growth initiatives, acquisitions, the current projected benefit of retirement-related cost and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases. In March 2008, the company met again with investors and analysts and discussed the progress the company is making on its 2010 roadmap.

The company’s performance in the first quarter highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals, however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In the emerging growth markets, the company will continue to invest for revenue growth and leadership. The company is focused on identifying growth opportunities and following a disciplined investment policy to capitalize on these opportunities. Through its investments, the company has developed extensive capabilities in emerging countries to capture these growth opportunities. In 2008, the company is implementing a new organization and management structure that will increase its focus on these emerging nations and markets.

The company is a proven infrastructure provider of IT technology. The company’s broad product and services portfolio delivers value to clients — through a combination of services, hardware and software. The portfolio is focused on high-value solutions that can deliver measurable benefit to clients with offerings that can address a wide scope of client issues including: energy savings, security and resiliency, risk management and cost reduction among many others.

The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. In April, the company closed on three additional acquisitions that will expand its capabilities going forward: Telelogic, FilesX Inc. and Diligent Technologies Corporation.

The continued investments in Software have led to this segment’s emergence as a strong source of revenue growth and the largest contributor to the company’s profit in 2007. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. The key to continued Software growth stems  from the ability to maintain and grow this industry-leading software business, and by continuing to capitalize on industry trends such as SOA and Information on Demand. The company expects to accomplish this through a combination of internal development and strategic acquisitions. These products will be rapidly developed and integrated to bring continued value to clients.

Within the Global Services business, revenue and profit growth improved and the company continues to see significant results from the targeted actions and investments it has made the last few years. The Global Services business enters the second quarter with strong executional momentum and with a revenue backlog of $118 billion, an increase of $2 billion from the prior year. The portfolio is strong with a complement of offerings and capabilities that deliver both high value and productivity to clients. The overall Global Services business is well positioned going forward to take advantage of opportunities in the marketplace.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, BladeCenter-S, high-performance computing, virtualization and energy efficiency. The transition to POWER6 technology will be completed in the first half of 2008. The April product announcements in System i and System p are expected to provide momentum for these brands going-forward. In addition, the new z10 enterprise class server will be available for the full second quarter. Within Storage, the company has started to integrate the recently acquired (December 2007) XIV technologies into its portfolio.

The company expects 2008 pre-tax retirement-related plan cost to be approximately $1.6 billion, a decrease of $950 million to $1 billion compared to 2007. This estimate reflects current pension plan assumptions and the impacts of pension plan redesign efforts. See the company’s 2007 Annual Report Note U, “Retirement-Related Benefits,” on page 105 for additional information.

The company expects that its effective tax rate in 2008 will be approximately 27.5 percent. This rate is lower than the 2007 tax rate of 28.1 percent due to an expectation of a more favorable mix of income in lower tax jurisdictions and an increased benefit from utilization of foreign tax credits associated with foreign dividend repatriation, offset by a reduction in the U.S. research credits which expired in December 2007. The rate will change year to year based on non-recurring events, such as the settlement of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In 2007 and 2006, the company’s cash tax rate was approximately 18 percent and 16 percent, respectively.

The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes. The cash tax rate differs from the company’s effective tax rate due to a number of variables including, but not limited to, certain items of income and expense that are recognized in different years for financial reporting purposes than for income tax purposes, differences in currency rates used in the translation of the non-U.S. income tax provision and income tax payments and current year cash tax payments or refunds that are related to prior years. The company anticipates that its cash tax rate may increase in the near term as a result of the settlement of audits.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2008, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2007. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2007 IBM Annual Report in Note K, “Derivatives and Hedging Transactions,” on pages 88 to 91.

In the first quarter of 2008, the company earned approximately 50 percent of its pre-tax income from continuing operations in countries other than the U.S. The company maintains hedging programs to limit the volatility of currency impacts on the company’s financial results. These hedging programs limit the impact of currency changes on the company’s financial results but do not eliminate them. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Therefore, it is impractical to quantify the impact of currency on these transactions and on consolidated net income.

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

Liquidity and Capital Resources

In the company’s 2007 IBM Annual Report, on pages 44 to 46, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 44 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2008, those amounts are $4.2 billion for net cash from operating activities, $12.0 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2008 appear in the table below and remain unchanged from December 31, 2007. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	Standard and poor’s	moody’s investors service	Fitch ratings
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 45 of the 2007 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 5 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 33, the following is the management view of cash flows for the first quarter of 2008 and 2007 prepared in a manner consistent with the table on page 45 of the 2007 Annual Report:

(Dollars in millions) For the three months ended March 31:	2008	2007

Net cash from operating activities (Continuing Operations):	$4,202	$3,016
Less: Global Financing accounts receivable	2,397	2,067
Net cash from operating activities (Continuing Operations), excluding
Global Financing accounts receivable	1,804	949
Capital expenditures, net	(1,212)	(1,132)
Free cash flow (excluding Global Financing accounts receivable)	593	(183)
Acquisitions	(4,962)	(205)
Divestitures	29	—
Share repurchase	(2,427)	(3,398)
Dividends	(554)	(452)
Non-Global Financing debt	(1,720)	368
Other (includes Global Financing accounts receivable and Global Financing debt)	4,921	3,995
Change in cash, cash equivalents and short-term marketable securities	$(4,119)	$125

Free cash flow for the first quarter increased $776 million versus the first quarter of 2007. The improvement year to year was driven by the increase in net income, good working capital management, particularly in accounts receivable, and lower retirement-related plan funding. There were several significant uses of cash in the quarter including the Cognos acquisition, capital investments and the reduction in non-global financing debt. Also, in the quarter, $3.0 billion was returned to shareholders through dividends and share repurchases.

In February, the company’s Board of Directors authorized $15 billion in additional funds for use in the company’s common stock repurchase program. The company anticipates spending up to $12 billion on share repurchases in 2008. At March 31, 2008, the company had $13.5 billion of share repurchase authorization remaining.

At December 31, 2007, the company had liabilities of $937 million, representing the fair value of derivative investments in qualifying net investment hedge relationships. In the first quarter, the company took actions to reduce hedge levels in some currencies.  See the 2007 Annual Report, Note K, “Derivatives and Hedging Transactions,” for additional information. In the first quarter, the company had a use of cash in investing activities of $82 million related to these instruments. The company will reflect a use of cash in investing activities of $531 million and $519 million for the years 2008 and 2009, respectively, related to these liabilities.

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14 on pages 15 to 17 of this Form 10-Q. With respect to pension funding, the company is not quantifying any future impact from pension funding because it is not possible to predict future movements in the capital markets.

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	For the Three Months Ended March 31,
(Dollars in millions)	2008	2007
External revenue	$633	$614
Internal revenue	386	349
Total revenue	1,019	963
Total cost	448	427
Gross profit	$571	$536
Gross profit margin	56.0%	55.7%
Pre-tax income	$388	$374
After-tax income*	$252	$236
Return on equity*	27.8%	28.6%

* See page 42 for the details of the After-tax income and the Return on equity calculation.

The increase in revenue, in the first quarter of 2008, as compared to the same period in 2007, was primarily due to:

•      An increase in external revenue of 3.0 percent (3 percent decline adjusted for currency), due to growth in financing revenue (up 12.3 percent to $495 million), offset by a decrease in used equipment sales (down 20.7 percent to $138 million); and

•      Growth in internal revenue of 10.7 percent driven by an increase in internal financing (up 14.0 percent to $204 million) and an increase in used equipment sales to the System and Technology segment (up 7.3 percent to $182 million).

The increase in external and internal financing revenue was due to higher average asset balances and higher asset yields.

Global Financing gross profit increased 6.5 percent compared to the same period in 2007, with gross margin increasing 0.4 points. This was primarily due to a mix towards higher margin financing activity.

Global Financing pre-tax income increased 3.9 percent in the first quarter of 2008 compared to the prior year, primarily driven by the increase in gross profit of $35 million, offset partially by an increase in selling, general and administrative expense of $14 million.

The decrease in return on equity from first quarter 2008 to the same period in 2007 was primarily due to a higher average equity balance.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2008	At December 31, 2007
Cash	$1,016	$755
Net investment in sales-type and direct financing leases	10,908	10,876
Equipment under operating leases:
External clients (a)	2,403	2,401
Internal clients(b) (c)	1,921	1,872
Client loans	10,632	10,667
Total client financing assets	25,864	25,816
Commercial financing receivables	4,698	6,375
Intercompany financing receivables(b) (c)	2,959	2,984
Other receivables	361	368
Other assets	1,336	1,288
Total financing assets	$36,234	$37,586

Intercompany payables(b)	$3,715	$6,934
Debt(d)	26,237	24,532
Other liabilities	2,492	2,672
Total financing liabilities	32,444	34,138
Total financing equity	3,790	3,448
Total financing liabilities and equity	$36,234	$37,586

(a) Includes intercompany mark-up, priced on an arms-length basis, on products purchased from the company's product divisions, which is eliminated in IBM's consolidated results.

(b) Entire amount eliminated for purposes of IBM's consolidated results and therefore does not appear on pages 5 and 6.

(c) These assets, along with other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company's internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 42.

Sources and Uses of Funds

      The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk. Loan agreements include credit protective language and dollar limits on how much can be financed in order to minimize credit risk. Client financing also includes internal activity as described on page 51 of the 2007 IBM Annual Report.

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

Originations

      The following are total external and internal financing originations.

	For the Three Months Ended March 31,
(Dollars in millions)	2008	2007
Client financing:
External	$2,933	$2,956
Internal	270	251
Commercial financing	7,079	6,554
Total	$10,283	$9,761

       Cash collections of commercial financing assets exceeded new financing originations in both the first quarter of 2008 and 2007, which resulted in a net decline in total financing assets for these periods. The increase in originations was due to improving volumes in commercial financing.

      Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

      The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2008	At December 31, 2007

Gross financing receivables	$25,942	$27,642
Specific allowance for doubtful accounts	249	230
Unallocated allowance for doubtful accounts	119	138
Total allowance for doubtful accounts	368	368
Net financing receivables	$25,574	$27,274
Allowance for doubtful accounts coverage	1.4%	1.3%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2007	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2008
$368	$(10)	$(5)	$15	$368

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

       The percentage of financing receivables reserved increased from 1.3 percent at December 31, 2007, to 1.4 percent at March 31, 2008 primarily due to the increase in the specific allowance for doubtful accounts.  Specific reserves increased 8.2 percent from $230 million at December 31, 2007 to $249 million at March 31, 2008. Unallocated reserves decreased $19 million from $138 million at December 31, 2007 to $119 million at March 31, 2008 due to the decline in gross financing receivables.

      Global Financing’s bad debt expense was a reduction of $5 million for the three months ended March 31, 2008, compared with a reduction of $8 million for the three months ended March 31, 2007. The reduction in bad debt expense was primarily due to the decline in gross financing receivables.

Residual Value

      Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception.  Global Financing has insight into product plans and cycles for the IBM products under lease.  Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them with the residual values reflected in the portfolio.

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 31.4 percent of Global Financing’s revenue in the first quarter of 2008 and 35.7 percent in the first quarter of 2007. The decrease was due to a decline in external sales, partially offset by an increase in internal sales. The gross margin on these sales was 44.2 percent and 43.9 percent in the first quarter of 2008 and 2007, respectively. The increase was driven primarily by higher margin internal sales.

      The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2007 and March 31, 2008. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2008 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $198 million and $127 million for the financing transactions originated during the quarters ended March 31, 2008 and March 31, 2007, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $12 million and $7 million for the financing transactions originated during the quarters ended March 31, 2008 and March 31, 2007, respectively. The cost of guarantees was $1.7 million and $0.9 million for the quarters ended March 31, 2008 and March 31, 2007, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
			March 31, 2008 Balance
	Dec. 31,	March 31,				2011 and
(Dollars in millions)	2007	2008	2008	2009	2010	Beyond
Sales-type and direct financing leases	$915	$931	$161	$271	$314	$185
Operating leases	421	402	112	117	127	46
Total unguaranteed residual value	$1,336	$1,333	$273	$388	$441	$231

Related original amount financed	$24,517	$22,598
Percentage	5.4%	5.9%

Debt

	At March 31,		At December 31,
	2008		2007
Debt to equity ratio	6.9	x	7.1	x

      The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 39.

      The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 38 and in Segment Information on page 48.

       In the company’s Consolidated Statement of Earnings on pages 1 and 2 , however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

       The following table provides additional information on debt. In this table, Intercompany activity is comprised of internal loans and leases at arm’s length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately levered in line with the overall Global Financing business model.

(Dollars in millions)	March 31, 2008		December 31, 2007
Global Financing Segment		$26,237		$24,532
Debt to support external clients	$22,349		$21,072
Debt to support internal clients	3,888		3,460

Non-Global Financing Segments		8,949		10,743
Debt supporting operations	12,837		14,203
Intercompany activity	(3,888)		(3,460)
Total company debt		$35,186		$35,274

Liquidity and Capital Resources

      Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to reduce debt and pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	For the Three Months Ended March 31,
(Dollars in millions)	2008	2007
Numerator :
Global Financing after tax income*	$252	$236
Annualized after tax income (A)	$1,008	$944
Denominator :
Average Global Financing equity (B)**	$3,619	$3,302
Global Financing Return on Equity(A)/(B)	27.8%	28.6%

*      Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**   Average of the ending equity for Global Financing for the last 2 quarters.

Looking Forward

       The Global Financing business is well positioned to grow in the current environment. The company’s financial position provides substantial flexibility and funding capacity. Global Financing’s assets and new financing volumes are primarily IBM products and services financed to the company’s clients and business partners and substantially all financing assets are IT related assets which provide a stable base of business for future growth.

       The company’s new System z and high-end System p servers are a significant financing opportunity. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services, as well as client participation rates.

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and gross profit. The company’s interest rate risk management policy, however, combined with the Global Financing funding strategy should mitigate gross margin erosion due to changes in interest rates.

      The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for bad debts. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

      As discussed on page 41, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

      Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company’s failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; breaches of the company's data security measures; changes in the economic environment and corporate IT spending budgets; fluctuations in revenues and purchases, and volatility of stock prices; the company’s ability to attract and retain key personnel and its reliance on critical skills; adverse affects from tax matters; environmental matters; currency fluctuations and customer financing risks; customer credit risk on receivables; risks from investing in growth opportunities; the company’s failure to maintain the adequacy of its internal controls; the company’s use of certain estimates and assumptions; dependence on certain suppliers; changes in the financial or business condition of the company’s distributors or resellers; the company’s ability to successfully manage acquisitions and alliances; failure to have sufficient insurance; legal, political, health and economic conditions; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      For quantitative and qualitative disclosures about market risk affecting IBM, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of the company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by reference. The company’s exposure to market risk has not changed materially since December 31, 2007.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 14 on pages 15 to 17 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2008.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program (1)

January 1, 2008 -
January 31, 2008	3,949,710	$102.46	3,949,710	$805,547,306

February 1, 2008
February 29, 2008	3,712,125	$108.17	3,712,125	$15,404,002,639

March 1, 2008 -
March 31, 2008	16,986,452	$115.65	16,986,452	$13,493,746,228	(2)

Total	24,648,287	$112.41	24,648,287

(1) On April 24, 2007, the IBM Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it may repurchase shares on the open market or in private transactions, including structured or accelerated transactions depending on market conditions. See Note 7 on page 11 of this Form 10-Q for additional information regarding the accelerated share repurchase agreements executed in the second quarter of 2007. This authorization was fully utilized by March 2008. On February 26, 2008, the Board of Directors authorized an additional $15.0 billion in funds for use in such programs. IBM has announced that it may repurchase shares on the open market or in private transactions depending on market conditions. The repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2) As discussed in Note 7 on page 11, the company received a cash payment for the third settlement under the accelerated stock repurchase agreement in March 2008, resulting in an addition of $54.2 million to the remaining authorization.

ITEM 5. Other Information

(a)  Effective April 29, 2008, Article III, Section 2 of IBM’s By-laws was amended to decrease the number of directors to eleven.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

ITEM 6. Exhibits

Exhibit Number

3	The Bylaws of IBM as amended through April 29, 2008.

10.1

First Amendment to Term Loan Agreement dated as of May 25, 2007, among IBM International Group B.V. (the “Borrower”), the several banks and other financial institutions from time to time parties thereto (the “Lenders”), Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007, and hereby incorporated by reference.

10.2

The IBM Excess 401(k) Plus Plan, a compensatory plan, amended and restated effective as of January 1, 2008 (formerly the IBM Executive Deferred Compensation Plan which is contained in Registration Statement No. 333-33692 on Form S-8, which amended and restated Plan is hereby incorporated by reference into such Registration Statement).

10.3

The IBM 401(k) Plus Plan, a compensatory play, amended and restated effective as on January 1, 2008 (formerly the IBM savings Plan, which is contained in Registration Statement No. 333-09055 on Form S-8, which amended and restated Plan is hereby incorporated by reference into such Registration Statement).

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

International Business Machines Corporation
(Registrant)

Date: April 29, 2008

By:

/s/ Timothy S. Shaughnessy

Timothy S. Shaughnessy
Vice President and Controller