Form 10-Q
period 2008-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2008-07-29
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant has 1,354,840,130 shares of common stock outstanding at June 30, 2008.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2008	2007	2008	2007
Revenue:
Services	$15,203	$13,072	$29,777	$25,495
Sales	10,976	10,097	20,263	19,083
Financing	642	602	1,282	1,223
Total revenue	26,820	23,772	51,322	45,801

Cost:
Services	10,709	9,450	21,057	18,501
Sales	4,225	4,059	7,899	7,867
Financing	286	325	600	629
Total cost	15,221	13,834	29,556	26,997

Gross profit	11,599	9,938	21,766	18,804

Expense and other income:
Selling, general and administrative	6,289	5,631	11,909	10,720
Research, development and engineering	1,660	1,534	3,229	3,044
Intellectual property and custom development income	(285)	(246)	(559)	(451)
Other (income) and expense	(24)	(253)	(149)	(432)
Interest expense	145	130	323	203
Total expense and other income	7,786	6,796	14,754	13,083

Income from continuing operations before income taxes	3,814	3,142	7,012	5,721
Provision for income taxes	1,049	881	1,928	1,616
Income from continuing operations	2,765	2,261	5,084	4,105

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS – (continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2008	2007	2008	2007
Discontinued Operations
Loss from discontinued operations, net of tax	—	(1)	—	(0)
Net income	$2,765	$2,260	$5,084	$4,105

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.98	$1.55	$3.63	$2.75
Discontinued operations	—	(0.00)	—	(0.00)
Total	$1.98	$1.55	$3.63	$2.75

Basic:
Continuing operations	$2.02	$1.57	$3.70	$2.80
Discontinued operations	—	(0.00)	—	(0.00)
Total	$2.02	$1.57	$3.70	$2.80

Weighted-average number of common shares outstanding: (millions)

Assuming dilution	1,395.8	1,460.8	1,400.1	1,491.8

Basic	1,366.3	1,437.2	1,374.6	1,468.3

Cash dividends per common share	$0.50	$0.40	$0.90	$0.70

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2008	At December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$9,626	$14,991
Marketable securities	221	1,155
Notes and accounts receivable — trade (net of allowances of $254 in 2008 and $241 in 2007)	10,952	11,428
Short-term financing receivables (net of allowances of $323 in 2008 and $296 in 2007)	15,242	16,289
Other accounts receivable (net of allowances of $15 in 2008 and $13 in 2007)	1,034	1,072
Inventories, at lower of average cost or market:
Finished goods	667	668
Work in process and raw materials	2,248	1,996
Total inventories	2,916	2,664
Deferred taxes	1,949	1,687
Prepaid expenses and other current assets	4,371	3,891
Total current assets	46,312	53,177

Plant, rental machines and other property	40,320	38,584
Less: Accumulated depreciation	24,934	23,503
Plant, rental machines and other property — net	15,386	15,081
Long-term financing receivables (net of allowances of $65 in 2008 and $58 in 2007)	11,473	11,603
Prepaid pension assets	19,027	17,417
Intangible assets — net	3,277	2,107
Goodwill	19,624	14,285
Investments and sundry assets	5,829	6,761
Total assets	$120,928	$120,431

 (Amounts may not add due to rounding.)

 (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	At June 30,	At December 31,
(Dollars in millions except per share amounts)	2008	2007
Liabilities and Stockholders’ Equity:
Current liabilities:
Taxes	$2,831	$3,673
Short-term debt	12,710	12,235
Accounts payable	7,531	8,054
Compensation and benefits	4,288	4,645
Deferred income	10,815	9,802
Other accrued expenses and liabilities	6,508	5,901
Total current liabilities	44,683	44,310

Long-term debt	21,522	23,039
Retirement and nonpension postretirement benefit obligations	14,243	13,582
Deferred income	3,171	3,060
Other liabilities	9,044	7,970
Total liabilities	92,663	91,962

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	37,882	35,188
Shares authorized: 4,687,500,000
Shares issued: 2008 - 2,086,162,676 2007 - 2,057,607,421
Retained earnings	64,456	60,640

Treasury stock - at cost	(71,068)	(63,945)
Shares: 2008 - 731,322,546 2007 - 672,373,283

Accumulated gains and (losses) not affecting retained earnings	(3,006)	(3,414)

Total stockholders’ equity	28,264	28,470

Total liabilities and stockholders’ equity	$120,928	$120,431

 (Amounts may not add due to rounding.)

 (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

(Dollars in millions)	2008	2007
Cash flow from operating activities from continuing operations:
Net Income	$5,084	$4,105
Loss from discontinued operations	—	(0)
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	2,096	1,943
Amortization of intangibles	654	581
Stock-based compensation	340	361
Net gain on asset sales and other	(75)	(257)
Changes in operating assets and liabilities, net of acquisitions/divestitures	353	(274)

Net cash provided by operating activities from continuing operations	8,453	6,459

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,999)	(1,803)
Investment in software	(381)	(439)
Acquisition of businesses, net of cash acquired	(5,891)	(241)
Divestiture of businesses, net of cash transferred	29	310
Purchases of marketable securities and other investments	(8,284)	(16,998)
Proceeds from sale of marketable securities and other investments	9,617	16,602

Net cash used in investing activities from continuing operations	(6,909)	(2,569)

Cash flow from financing activities from continuing operations:
Proceeds from new debt	6,813	14,066
Payments to settle debt	(5,924)	(1,962)
Short-term (repayments)/borrowings less than 90 days — net	(2,273)	171
Common stock repurchases	(7,164)	(18,205)
Common stock transactions — other	2,704	1,967
Cash dividends paid	(1,239)	(1,044)

Net cash used in financing activities from continuing operations	(7,083)	(5,008)

Effect of exchange rate changes on cash and cash equivalents	175	112
Net cash used in discontinued operations - operating activities	—	(6)

Net change in cash and cash equivalents	(5,365)	(1,012)

Cash and cash equivalents at January 1	14,991	8,022

Cash and cash equivalents at June 30	$9,626	$7,010

(Amounts may not add due to rounding.)

 (The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation:  The accompanying consolidated financial statements and footnotes thereto are unaudited.  In the opinion of the management of the International Business Machines Corporation (the company), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

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

2. Accounting Changes:  In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which will become effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company will adopt the FSP in fiscal year 2009. Upon implementation, the company does not expect a material impact on diluted and basic EPS. The implementation of the FSP is expected to decrease diluted EPS by $0.01 for the first and second quarters of 2008, by $0.02 for the six months ended June 30, 2008, and by $0.03 for the year ended December 31, 2007. Basic EPS is expected to decrease by $0.01 in each of the first and second quarters of 2008, by $0.02 for the six months ended June 30, 2008 and by $0.05 for the year ended December 31, 2007.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the consolidated financial results as it is disclosure-only in nature.

In February 2008, the FASB issued FSP Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS No. 157 discussion on page 9.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which will become effective in 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Notes to Consolidated Financial Statements – (continued)

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

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as previously described. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the Consolidated Financial Statements for fair value measurements made during the six months ended June 30, 2008. While the company does not expect the adoption of this Statement to have a material impact on its Consolidated Financial Statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, such as private market pension plan assets, and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis. See Note 6 on pages 12 to 14 for additional information regarding the adoption of this Statement.

3. Stockholders’ Equity: The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$2,765	$2,260	$5,084	$4,105
Gains and (losses) not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(2)	259	457	349
Prior service costs, net gains/(losses) and transition assets/(obligations)	151	262	277	470
Net unrealized (losses)/gains on marketable securities (1)	(19)	65	(176)	47
Net unrealized gains/(losses) on cash flow hedge derivatives	147	23	(149)	38
Total net gains and (losses) not affecting retained earnings	276	609	408	904
Net income plus gains and (losses) not affecting retained earnings	$3,041	$2,869	$5,492	$5,009

(1) Sale of Lenovo stock and mark-to-market adjustments of remaining Lenovo stock accounted for a $18 million loss and a $89 million gain for second quarter of 2008 and 2007, and a loss of $169 million and a gain of $52 million in the first six months of 2008 and 2007, respectively.

Notes to Consolidated Financial Statements – (continued)

4. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
Cost	$30	$45	$59	$91
Selling, general and administrative	125	123	252	235
Research, development and engineering	15	17	29	37
Other (income) and expense	—	(1)	—	(1)
Pre-tax stock-based compensation cost	170	184	340	361
Income tax benefits	(63)	(76)	(110)	(143)
Total stock-based compensation cost	$106	$107	$230	$219

The reduction in pre-tax stock-based compensation cost for the three months ended June 30, 2008, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($55 million), partially offset by an increase related to restricted and performance-based stock units ($36 million).  The reduction in pre-tax stock-based compensation cost for the six months ended June 30, 2008, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($119 million), partially offset by an increase related to restricted and performance-based stock units ($93 million). The effects on pre-tax stock-based compensation cost related to the formation of a joint venture based on the company’s Printing Systems Division are included in Other (income) and expense above and in the Consolidated Statement of Earnings for the three and six-month periods ended June 30, 2007.

As of June 30, 2008, the total unrecognized compensation cost of $1,342 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at June 30, 2008 and 2007.

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

For the three months ended June 30:	2008	2007	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$290	$534	(45.8)%
Nonpension postretirement plans cost	91	94	(3.6)
Total	$381	$628	(39.4)%

For the six months ended June 30:	2008	2007	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$651	$1,074	(39.4)%
Nonpension postretirement plans cost	185	197	(6.1)
Total	$836	$1,271	(34.2)%

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

	U.S. Plans			Non-U.S. Plans
For the three months ended June 30:	2008	2007		2008	2007
(Dollars in millions)
Service cost	$—	$185		$138	$145
Interest cost	666	647		518	433
Expected return on plan assets	(994)	(926)		(705)	(613)
Amortization of transition assets	—	—		—	—
Amortization of prior service cost	—	15		(34)	(31)
Recognized actuarial losses	63	171		156	222
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(265)*	92	*	73 **	156 **
Cost of other defined benefit plans	27	32		59	42
Total net periodic pension (income)/cost for all defined benefit plans	(238)	124		132	198
Cost of defined contribution plans	252	97		143	115
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$15	$221		$275	$313

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

	U.S. Plans			Non-U.S. Plans
For the six months ended June 30:	2008	2007		2008	2007+
(Dollars in millions)
Service cost	$—	$373		$276	$291
Interest cost	1,337	1,293		1,024	857
Expected return on plan assets	(1,989)	(1,852)		(1,395)	(1,217)
Amortization of transition assets	—	—		—	(1)
Amortization of prior service cost	—	30		(68)	(62)
Recognized actuarial losses	133	340		310	442
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(519)*	184	*	147 **	310 **
Cost of other defined benefit plans	50	62		116	79
Total net periodic pension (income)/cost for all defined benefit plans	(469)	246		263	389
Cost of defined contribution plans	573	213		283	226
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$105	$459		$546	$615

+   Reclassified to conform with 2008 presentation.

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

In 2008, the company expects to contribute to its non-U.S. defined benefit plans approximately $660 million, which is the legally mandated minimum contribution for its non-U.S. plans. Total contributions to the non-U.S. plans in the first half of 2008 were $295 million.

On April 29, 2008, the IBM Board of Directors approved a pension adjustment for certain U.S. retirees and beneficiaries. Effective September 1, 2008, this adjustment provides a pension increase to approximately 42,000 IBM retirees who retired before January 1, 1997. The impact of this adjustment will be included in the IBM Personal Pension Plan remeasurement at December 31, 2008, therefore, there will be no impact to 2008 net periodic pension cost.

Notes to Consolidated Financial Statements – (continued)

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$13	$17	$28	$34
Interest cost	77	76	156	155
Amortization of prior service cost	(15)	(15)	(31)	(30)
Expected return on plan assets	—	—	(4)	—
Recognized actuarial losses	2	4	5	12
Net periodic post retirement plan cost — U.S. Plan	77	82	153	171
Cost of non-U.S. Plans	14	12	32	26
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$91	$94	$185	$197

The company received a $17.1 million subsidy in the second quarter and $20.2 million for the first half of 2008 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 115 in the company’s 2007 Annual Report.

6. Fair Value:  As highlighted in Note 2 on page 8, the company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the Consolidated Statement of Financial Position: Plant, rental machines and other property-net; Goodwill; Intangible assets-net; and, the Asset retirement obligation liabilities within Other accrued expenses and liabilities and Other liabilities.  The company recorded no change to its opening balance of Retained earnings as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

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

Notes to Consolidated Financial Statements – (continued)

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and marketable debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument. In the event of an other-than-temporary impairment of a nonpublic equity method investment, the company uses the net asset value of its investment in the investee adjusted using discounted cash flows for the company’s estimate of the price that it would receive to sell the investment to a market participant that would consider all factors that would impact the investment’s fair value. In determining the fair value of financial instruments, the company considers ‘base valuations’ calculated using the methodologies described  below for several parameters that market participants would consider in determining fair value.

- Counterparty credit risk adjustments are applied to financial instruments, where the base valuation uses market parameters based on an AA (or equivalent) credit rating. Due to the fact that not all counterparties have a AA (or equivalent) credit rating, it is necessary to take into account the actual credit rating of a counterparty to determine the true fair value of such an instrument.

- Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

Items Measured at Fair Value on a Recurring Basis

The following table presents the company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

(Dollars in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$2,919	$4,044	$—	$—	$6,964
Marketable securities	—	120	—	—	120
Derivative assets (2)	31	1,009	—	(541)	499
Investments and sundry assets	437	1	—	—	438
Total Assets	$3,387	$5,175	$—	$(541)	$8,021

Liabilities:

Derivative liabilities (3)	$—	$1,782	$—	$(541)	$1,241
Total Liabilities	$—	$1,782	$—	$(541)	$1,241

(1)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts,” and credit risk adjustments, if material.

(2)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2008 are $793 million and $247 million, respectively.

(3)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2008 are $1,300 million and $481 million, respectively.

At June 30, 2008, the company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Notes to Consolidated Financial Statements – (continued)

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis and are included in the table above can also be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired. The company did not record any other-than-temporary impairment charges for these assets during the first six months of 2008.

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

8. Acquisitions: During the six months ended June 30, 2008, the company completed 13 acquisitions at an aggregate cost of $6,447 million. The Cognos, Inc. and Telelogic AB acquisitions are shown separately given their significant purchase prices.

Cognos, Inc. (Cognos) – On January 31, 2008, the company acquired 100 percent of the outstanding common shares of Cognos for consideration of $5,021 million consisting of $4,998 million of cash and $24 million of equity instruments. Through this acquisition, IBM and Cognos will become a leading provider of technology and services for business intelligence and performance management, delivering the industry’s most complete, open standards-based platform with the broadest range of expertise to help companies expand the value of their information, optimize their business processes and maximize performance across their enterprises. The company acquired Cognos to accelerate its Information on Demand strategy, a cross-company initiative that combines the company’s strength in information integration, content and data management and business consulting services to unlock the business value of information. Cognos was integrated into the Software segment upon acquisition, and goodwill, as reflected in the table on page 15 has been entirely assigned to the Software segment. It is expected that 20-30 percent of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets acquired, excluding goodwill, is 6.5 years.

Telelogic, AB (Telelogic) – On April 3, 2008, IBM acquired 100 percent of the outstanding common shares of Telelogic for cash consideration of $885 million. Telelogic is a leading global provider of solutions for automating and supporting best practices across the enterprise  from powerful modeling of business processes and enterprise architectures to requirements-driven development of advanced systems and software. Telelogic’s solutions enable organizations to align product, systems and software development lifecycles with business objectives and customer needs to dramatically improve quality and predictability, while significantly reducing time-to-market and overall costs. Clients will benefit from the combined technologies and services of both companies, providing them a wider range of software and system development capabilities used to build complex systems. Telelogic was integrated into the Software segment upon acquisition, and goodwill, as reflected in the table on page 15 has been entirely assigned to the Software segment. None of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets acquired, excluding goodwill, is 7.0 years.

Notes to Consolidated Financial Statements – (continued)

Other Acquisitions – The company acquired 11 additional companies at an aggregate cost of $541 million that are presented in the table below as “Other Acquisitions.”

The Software segment completed seven other acquisitions, all privately held companies: in the first quarter; AptSoft Corporation, Solid Information Technology, Net Integration Technologies Inc., and Encentuate, Inc; in the second quarter;  Infodyne, Beijing Super Info and FilesX.

Global Technology Services (GTS) completed one acquisition in the first quarter: Arsenal Digital Solutions, a privately held company. Arsenal provides global clients with security rich information protection services designed to handle increasing data retention requirements.

Global Business Services (GBS) completed one acquisition in the first quarter: u9consult, a privately held company. u9consult complements the company’s existing capabilities in value chain consulting.

Systems and Technology completed two acquisitions in the second quarter: Diligent Technologies Corporation and Platform Solutions, Inc (PSI), both privately held companies. Diligent will be an important component of IBM’s New Enterprise Data Center model, which helps clients improve IT efficiency and facilitates the rapid deployment of new IT services for future business growth. PSI’s technologies and skills, along with its intellectual capital, will be integrated into the company’s mainframe product engineering cycles and future product plans. In the second quarter, $24 million of the purchase price of PSI was attributed to the settlement of a preexisting lawsuit between IBM and PSI and recorded in SG&A expense. See note 14 on page 18 for additional information regarding this litigation. Also, the company recorded a $24 million In-Process Research and Development (IPR&D) charge related to this acquisition in the second quarter.

Purchase price consideration for the “Other Acquisitions” was paid all in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2008.

(Dollars in millions)	Amortization Life (yrs.)	Cognos*	Telelogic	Other Acquisitions
Current assets		$507	$238	$26
Fixed assets/non current		126	7	17
Intangible assets:
Goodwill	N/A	4,177	658	433
Completed technology	3 – 7	534	108	47
Client relationships	3 – 7	47	127	11
IPR&D	N/A	—	—	24
Other	3 – 7	543	15	18
Total assets acquired		5,934	1,153	575
Current liabilities		(784)	(213)	(47)
Non current liabilities		(128)	(54)	(12)
Total liabilities assumed		(912)	(267)	(59)
Settlement of preexisting litigation		—	—	24
Total purchase price		$5,021	$885	$541

* Purchase price allocation at June 30, 2008 reflects immaterial adjustments from the March 31, 2008 balances.

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. For the “Other Acquisitions,” the overall weighted-average life of the identified amortizable intangible assets acquired is 5.0 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $433 million has been assigned to the Software ($119 million), Global Technology Services ($84 million) and Systems and Technology ($231 million) segments. Substantially, all of the goodwill related to “Other Acquisitions” is not deductible for tax purposes.

Notes to Consolidated Financial Statements – (continued)

9. Printing Systems Divestiture:  In January 2007, the company announced an agreement with Ricoh Company Limited (Ricoh), a publicly traded company, to form a joint venture company based on IBM’s Printing System Division (a division of the Systems and Technology segment). The company initially created a wholly-owned subsidiary, InfoPrint Solutions Company, LLC (InfoPrint), by contributing specific assets and liabilities from its printer business. The Printing System Division generated approximately $1 billion of revenue in 2006. The InfoPrint portfolio includes solutions for production printing for enterprises and commercial printers as well as solutions for office workgroup environments and industrial segments. On June 1, 2007 (closing date), the company divested 51 percent of its interest in InfoPrint to Ricoh.  The company will divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At June 30, 2008, the company’s ownership in InfoPrint was 32.6 percent. See IBM’s 2007 Annual Report, Note C, “Acquisitions/Divestitures”, for additional information.

10. Intangible Assets Including Goodwill:  The following schedule details the company’s intangible asset balances by major asset class:

	At June 30, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,920	$(841)	$1,079
Client-related	1,664	(573)	1,091
Completed technology	1,161	(239)	922
Patents/Trademarks	195	(55)	140
Other(1)	176	(129)	46
Total	$5,115	$(1,837)	$3,277

	At December 31, 2007
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,926	$(826)	$1,100
Client-related	1,054	(495)	559
Completed technology	536	(194)	342
Strategic alliances	103	(103)	—
Patents/Trademarks	128	(61)	67
Other(1)	154	(115)	39
Total	$3,901	$(1,794)	$2,107

(1) Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems and impacts from currency translation.

The net carrying amount of intangible assets increased $1,170 million during the first half of 2008, primarily due to acquired intangible assets and capitalized software additions, partially offset by amortization. The aggregate intangible amortization expense was $337 million and $654 million for the second quarter and first six months of 2008, respectively, versus $289 million and $580 million for the second quarter and first six months ended June 30, 2007, respectively. In addition, in the first half of 2008, the company retired $619 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2008:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2008 (for Q3-Q4)	$373	$316	$689
2009	497	498	994
2010	186	402	588
2011	22	353	375
2012	—	271	271

Notes to Consolidated Financial Statements – (continued)

The changes in the goodwill balances by reportable segment, for the six months ended June 30, 2008, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/07	Additions	Adjustments	Divestitures	Adjustments	6/30/08
Global Business Services	$4,041	$—	$(1)	$—	$29	$4,069
Global Technology Services	2,914	84	(2)	—	166	3,161
Systems and Technology	484	231	20	—	1	735
Software	6,846	4,954	(61)	—	(80)	11,658
Global Financing	—	—	—	—	—	—
Total	$14,285	$5,268	$(44)	$—	$116	$19,624

There were no goodwill impairment losses recorded during the first six months of 2008.

11. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2008	2007

Current:
Net investment in sales-type leases	$4,469	$4,746
Commercial financing receivables	5,232	6,263
Client loans receivables	4,877	4,652
Installment payment receivables	665	629
Total	$15,242	$16,289
Noncurrent:
Net investment in sales-type leases	$6,192	$6,085
Commercial financing receivables	125	113
Client loans receivables	4,719	4,931
Installment payment receivables	438	474
Total	$11,473	$11,603

Net investment in sales-type leases is for leases that relate principally to the company’s equipment and are for terms ranging from two to seven years. Net investment in sales-type leases includes unguaranteed residual values of $947 million and $915 million at June 30, 2008 and December 31, 2007, respectively, and is reflected net of unearned income of $1,069 million and $1,016 million and of allowance for uncollectible accounts of $141 million and $127 million at those dates, respectively.

Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loans receivables relate to loans that are provided by Global Financing primarily to the company’s clients to finance the purchase of the company’s software and services. Separate contractual relationships on these financing arrangements are for terms ranging from two to seven years. Each financing contract is priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $341 million and $258 million at June 30, 2008 and December 31, 2007, respectively.

The company did not have any financing receivables held for sale as of June 30, 2008 and December 31, 2007.

Notes to Consolidated Financial Statements – (continued)

12. Segments: The tables on pages 63 and 64 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. Different results could occur if actuarial assumptions that are unique to each segment were used. Segment performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

13. Restructuring-Related Liabilities: The following table provides a rollforward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second-quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second-quarter of 2002 actions associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2007 Annual Report, Note Q on pages 99 and 100 for additional information on the actions taken in 2005.

(Dollars in millions)	Liability as of 12/31/2007	Payments	Other adjustments*	Liability as of 6/30/2008
Current:
Workforce	$130	$(69)	$46	$107
Space	30	(17)	18	31
Other	7	—	1	8
Total Current	$167	$(86)	$65	$146

Noncurrent:
Workforce	$557	$—	$18	$575
Space	74	—	(14)	60
Total Noncurrent	$631	$—	$4	$635

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

Notes to Consolidated Financial Statements – (continued)

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York. IBM filed its amended complaint on August 17, 2007 and asserted claims for patent infringement, trade secret misappropriation, copyright infringement, tortious interference and breach of contract in connection with PSI’s development and marketing of a computer system that PSI says is compatible with IBM’s S/390 and System z architectures. IBM also sought a declaratory judgment that its refusal to license its patents to PSI and certain of its software for use on PSI systems does not violate the antitrust laws. IBM seeks damages and injunctive relief. On September 21, 2007, PSI answered the amended complaint and asserted counterclaims against IBM for alleged monopolization and attempted monopolization, tying, violations of New York and California statutes proscribing unfair competition, tortious interference with the acquisition of PSI by a third party and promissory estoppel. PSI also sought declaratory judgments of noninfringement of IBM’s patents and patent invalidity. In October 2007, PSI filed a complaint with the European Commission claiming that the company’s alleged refusal to do business with PSI violated European competition law. The company responded to this complaint in December. On January 11, 2008, the court in the New York lawsuit permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff, and the court also permitted the company to file a second amended complaint adding patent infringement claims against T3. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other. Litigation between the company and T3 continues.

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

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.” Plaintiffs filed a corrected consolidated amended complaint dated May 19, 2006, in which they named the company and IBM’s Senior Vice President and Chief Financial Officer as defendants and alleged that defendants made certain misrepresentations and omissions in violation of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. On September 20, 2006, the Court denied a Motion to Dismiss that was filed by IBM. On March 12, 2007, the plaintiffs’ class was certified; class notifications were mailed on or about May 30, 2007. On May 30, 2008, the Court granted preliminary approval of a settlement of this action and set September 8, 2008 as the date for a fairness hearing.

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

Notes to Consolidated Financial Statements – (continued)

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

The company is a defendant in numerous actions filed after January 1, 2008 in Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $2.6 billion, including amounts currently in litigation and other amounts. In addition, the company has received an income tax assessment from Mexican authorities relating to the deductibility of certain warranty payments. In response, the company has filed an appeal in the Mexican Federal Fiscal court. The total potential amount related to this matter for all applicable years is approximately $550 million. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities including any changes to such liabilities for the quarter ended June 30, 2008, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Notes to Consolidated Financial Statements – (continued)

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

15. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,944 million and $3,702 million at June 30, 2008 and December 31, 2007, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $4,288 million and $3,654 million at June 30, 2008 and December 31, 2007, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $24 million and $23 million at June 30, 2008 and December 31, 2007, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

The company offers warranties for its hardware products that range up to three years, with the majority being either one or three years. Estimated costs for warranty terms standard to the deliverable are recognized when revenue is recorded for the related deliverable. Revenue from extended warranty contracts, for which the company is obligated to perform, is recorded as deferred income and subsequently recognized on a straight-line basis over the delivery period. Changes in the company’s deferred income for extended warranty contracts and warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities on the Consolidated Statement of Financial Position, are presented in the following tables:

Notes to Consolidated Financial Statements – (continued)

Standard Warranty Liability

(Dollars in millions)	2008	2007
Balance at January 1	$412	$582
Current period accruals	199	228
Accrual adjustments to reflect actual experience	18	(25)
Charges incurred	(253)	(327)
Balance at June 30	$376	$458

The decrease in the balance was primarily driven by a reduction in estimated future cost as a result of the divestiture of the Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

Extended Warranty Liability

(Dollars in millions)	2008	2007
Aggregate deferred revenue at January 1	$409	$131
Revenue deferred for new extended warranty contracts	157	120
Amortization of deferred revenue	(50)	(29)
Other (a)	8	1
Aggregate deferred revenue at June 30	$523	$223

Current	$199	$102
Non current	325	121
Aggregate deferred revenue at June 30	$523	$223

(a) Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On July 29, 2008, the company announced that the Board of Directors approved a quarterly dividend of $0.50 per common share. The dividend is payable September 10, 2008 to stockholders of record on August 8, 2008.

On July 28, 2008, the company issued $1.0 billion of 3-year floating rate notes.

On July 28, 2008, the company announced an agreement to acquire ILOG, a publicly held company, for approximately $340 million. The closing of this acquisition is conditioned upon satisfactory completion of all regulatory reviews.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008*

Snapshot

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Three months ended June 30:	2008	2007	Change
Revenue	$26,820	$23,772	12.8	%**
Gross profit margin	43.2%	41.8%	1.4	pts.
Total expense and other income	$7,786	$6,796	14.6%
Total expense and other income to revenue ratio	29.0%	28.6%	0.4	pts.
Provision for income taxes	$1,049	$881	19.1%
Income from continuing operations	$2,765	$2,261	22.3%
Net income	$2,765	$2,260	22.3%
Net income margin	10.3%	9.5%	0.8	pts.
Earnings per share from continuing operations:
Assuming dilution	$1.98	$1.55	27.7%
Basic	$2.02	$1.57	28.7%
Weighted average shares outstanding:
Assuming dilution	1,395.8	1,460.8	(4.5)%
Basic	1,366.3	1,437.2	(4.9)%

*      The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There were no losses from Discontinued Operations in the second quarter and first six months of 2008 and a $1 million loss in the second quarter of 2007 and no loss for the first six months of 2007.

**   5.6 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the second quarter, total revenue increased 12.8 percent as reported, 5.6 percent adjusted for currency, versus the second quarter of 2007. Pre-tax income from continuing operations was $3,814 million, up 21.4 percent compared to the prior year. Diluted earnings per share from continuing operations was $1.98, an increase of 27.7 percent year to year.

The company has been executing a strategy that aligns investments to growth opportunities. In the emerging markets, the company continues to invest to capture opportunities created from the build out of the infrastructures in these high-growth economies. In the more established markets, the company has been managing its business for productivity and the company is delivering solutions that provide value to its clients. In this environment, clients are looking for ways to save cost, conserve capital and manage risk. The company’s second quarter financial results reflect the strength of the company’s unique business model, built for both emerging and established markets and for delivering breakthrough technologies and business know-how to its clients.

Revenue growth was consistent across all geographies when adjusted for currency. Americas revenue increased 8.2 percent (6 percent adjusted for currency), Europe increased 19.9 percent (7 percent adjusted for currency) and Asia Pacific increased 15.8 percent (6 percent adjusted for currency). In the established countries, which the company manages through its major markets organization, the company’s value proposition and its new technologies drove strong growth. U.S. revenue growth was 5 percent, and Canada accelerated to an 11 percent growth rate, adjusted for currency. In Europe, revenue adjusted for currency, increased 7 percent in Germany, 6 percent in France, while Italy grew 5 percent and the U.K. increased  4 percent. Japan revenue, adjusted for currency, decreased year to year, however the revenue growth rate improved modestly from last quarter.

Management Discussion – (continued)

The company focuses on the emerging markets through its new growth markets organization. These countries represented 18 percent of the company’s geographic revenue in the quarter and grew 21 percent (14 percent adjusted for currency). A subset of these countries, Brazil, Russia, India and China, together grew 31 percent (20 percent adjusted for currency). The increase was driven by strong growth in India, which was up 35 percent (37 percent adjusted for currency).

On a segment basis, the increase in revenue was driven by strong double digit growth in Global Services. Global Technology Services revenue increased 15.3 percent, while Global Business Services revenue improved by 17.7 percent versus the second quarter of 2007.  Software revenue increased 16.7 percent led by branded middleware, including contributions from the Cognos and Telelogic acquisitions. In addition, Systems and Technology revenue increased 2.2 percent, primarily driven by the new z10 mainframe, growth in converged System p servers  and Storage, partially offset by weaker performance in Microelectronics OEM, legacy System i, System x and the impact of the prior year printer divestiture. Total Systems revenue growth was 9.9 percent in the second quarter. Global Financing revenue increased 6.1 percent reflecting an improvement in financing revenue offset by a decline in used equipment sales.

The gross profit margin was 43.2 percent, an increase of 1.4 points, primarily due to improved margins in Global Technology Services (0.7 points of the increase), improved revenue mix in Systems and Technology (0.3 points of the increase), improved margins in Global Business Services (0.3 points of the increase) and improved revenue mix in Software (0.3 points of the increase).

Total expense and other income increased 14.6 percent (7 percent adjusted for currency) for the second quarter of 2008 versus the second quarter of 2007. Overall, the increase was driven by approximately 8 points due to the effects of currency and 6 points due to acquisitions.

The company’s effective tax rate for the second quarter of 2008 was 27.5 percent versus 28.0 percent in the second quarter of 2007.

The company generated $4,251 million in cash flow provided by operating activities, an increase of $807 million, compared to the second quarter of 2007, primarily driven by increased net income ($504 million) and changes in operating assets and liabilities ($219 million). Net cash used in investing activities of $1,131 million was $980 million higher than the second quarter of 2007, primarily due to the Telelogic acquisition. Net cash used in financing activities of $4,287 million was $995 million higher, primarily due to an increase in net payments associated with debt ($11,646 million), partially offset by lower payments to repurchase common stock ($10,071 million) in the second quarter of 2008 versus the second quarter of 2007.

In the second-quarter 2008, total Global Services signings increased 12 percent year to year to $14,689 million ($12,152 million adjusted for currency, up 4 percent). Short-term signings were $6,962 million, an increase of 18 percent year to year (9 percent adjusted for currency). Long-term signings were $7,728 million, an increase of 7 percent (flat adjusted for currency).  The estimated Global Services backlog, at constant currency, was $117 billion at June 30, 2008, down $1 billion versus the March 31, 2008 balance and up $1 billion versus the June 30, 2007 balance.

Management Discussion – (continued)

			Yr. To Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
Six months ended June 30:	2008	2007	Change
Revenue	$51,322	$45,801	12.1	%**
Gross profit margin	42.4%	41.1%	1.4	pts.
Total expense and other income	$14,754	$13,083	12.8%
Total expense and other income to revenue ratio	28.7%	28.6%	0.2	pts.
Provision for income taxes	$1,928	$1,616	19.4%
Income from continuing operations	$5,084	$4,105	23.8%
Net income	$5,084	$4,105	23.9%
Net income margin	9.9%	9.0%	0.9	pts.
Earnings per share from continuing operations:
Assuming dilution	$3.63	$2.75	32.0%
Basic	$3.70	$2.80	32.1%
Weighted average shares outstanding:
Assuming dilution	1,400.1	1,491.8	(6.2)%
Basic	1,374.6	1,468.3	(6.4)%

	6/30/08	12/31/07
Assets	$120,928	$120,431	0.4%
Liabilities	$92,663	$91,962	0.8%
Equity	$28,264	$28,470	(0.7)%

**   4.8 percent adjusted for currency

For the first six months of 2008, total revenue increased 12.1 percent as reported, 4.8 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $7,012 million, a 22.6 percent increase compared to the first half of 2007. Diluted earnings per share from continuing operations was $3.63, reflecting a 32.0 percent improvement year to year.

Americas revenue increased 8.4 percent (6 percent adjusted for currency), Europe increased 17.9 percent (6 percent adjusted for currency) and Asia Pacific increased 15.0 (5 percent adjusted for currency) in the first half. In the established countries, U.S. revenue growth was 6 percent and Canada increased 5 percent, adjusted for currency. In Europe, revenue adjusted for currency, increased 3 percent in Germany, 3 percent in France, 3 percent in Italy and the U.K. increased 4 percent. Japan revenue decreased 2 percent adjusted for currency year to year.

Across the geographies, aggregate revenue from the growth market countries increased 19.8 percent (13 percent adjusted for currency) in the first six months of 2008 and represented approximately 17 percent of the company’s geographic revenue. Revenue in the key growth countries of Brazil, Russia, India and China together grew 28.6 percent (17 percent adjusted for currency) in the first half of 2008 versus the first half of 2007.

The increase in first half revenue was driven by strong double digit growth in the Global Services segments. Global Technology Services revenue increased 16.2 percent, while Global Business Services revenue improved by 17.6 percent.  Software revenue increased 15.4 percent, led by branded middleware and contributions from acquisitions. Systems and Technology revenue decreased  2.0 percent primarily driven by weaker performance in Microelectronics OEM, legacy System i, System x and the prior year printer divestiture, partially offset by increased revenue for the new z10 mainframe and growth in converged System p servers and Storage. Total Systems revenue growth was 6.4 percent in the first half. Global Financing revenue increased 4.5 percent reflecting an improvement in financing revenue offset by a decline in used equipment sales.

The gross profit margin was 42.4 percent, an increase of 1.4 points, primarily due to improved margins in Global Technology Services (0.8 points of the increase), improved margins and revenue mix in Systems and Technology (0.5 points of the increase), improved margins in Global Business Services (0.3 point of the increase) and improved revenue mix in Software (0.3 points of the increase).

Management Discussion – (continued)

Total expense and other income increased 12.8 percent (6 percent adjusted for currency) for the first half of 2008 versus the first half of 2007. Overall, the increase was driven by approximately 7 points due to the effects of currency, 5 points due to acquisitions and 1 point from additional interest expense associated with the 2007 accelerated share repurchase.

The effective tax rate for the first six months of 2008 was 27.5 percent versus 28.2 percent for the comparable period in 2007.

The company generated $8,453 million in cash flow provided by operating activities, an increase of $1,993 million, compared to the first half of 2007, primarily driven by increased net income ($979 million) and changes in operating assets and liabilities ($627 million). Net cash used in investing activities of $6,909 million was $4,340 million higher than the first half of 2007, primarily due to the Cognos and Telelogic acquisitions. Net cash used in financing activities of $7,083 million was $2,075 million higher, primarily due to an increase in net payments associated with debt ($13,658 million), partially offset by lower payments to repurchase common stock ($11,041 million) in the first half of 2008 versus the first half of 2007.

Total assets increased $497 million (decreased $2,065 million adjusted for currency) from December 31, 2007, primarily driven by increased goodwill ($5,339 million) and intangible assets ($1,170 million) due primarily to the Cognos and Telelogic acquisitions, increased prepaid pension assets ($1,610 million) and prepaid expenses ($481 million), partially offset by lower cash and marketable securities ($6,299 million), also due to the Cognos and Telelogic acquisitions, lower financing receivables ($1,176 million) and lower investments and sundry assets ($932 million). The company had $9,847 million in cash and marketable securities at June 30, 2008.

Total liabilities increased $702 million (decreased $1,348 million adjusted for currency) from December 31, 2007, primarily due to deferred income ($1,124 million), retirement and nonpension postretirement benefit obligations ($661 million), other accruals ($636 million), deferred tax liabilities ($620 million) and income tax reserves ($457 million) , partially offset by lower debt ($1,042 million), taxes ($842 million), accounts payable ($523 million) and compensation and benefits ($357 million).

Stockholders’ equity of $28,264 million decreased $205 million from December 31, 2007, primarily due to increased treasury stock ($7,123 million) as a result of common stock repurchases, partially offset by higher retained earnings ($3,816 million) due to net income and common stock ($2,694 million) driven by stock option activity.

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the second quarter and first six months of 2008 versus second quarter and first six months of 2007 reportable segment external revenue and gross margin results.

(Dollars in millions) For the three months ended June 30:	2008	2007	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$10,100	$8,756	15.3%		7.5%
Gross margin	31.6%	29.8%	1.8	pts.
Global Business Services	5,107	4,338	17.7%		9.3%
Gross margin	25.8%	24.3%	1.5	pts.
Systems and Technology	5,212	5,102	2.2%		(2.7)%
Gross margin	38.6%	37.3%	1.3	pts.
Software	5,574	4,777	16.7%		9.1%
Gross margin	84.6%	84.9%	(0.3	)pts.
Global Financing	634	597	6.1%		(1.7)%
Gross margin	55.3%	46.0%	9.3	pts.
Other	193	201	(4.0)%		(5.8)%
Gross margin	5.6%	19.8%	(14.2	)pts.
Total revenue	$26,820	$23,772	12.8%		5.6%
Gross profit	$11,599	$9,938	16.7%
Gross margin	43.2%	41.8%	1.4	pts.

(Dollars in millions) For the six months ended June 30:	2008	2007	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$19,777	$17,013	16.2%		8.2%
Gross margin	31.5%	29.5%	2.0	pts.
Global Business Services	10,018	8,521	17.6%		9.1%
Gross margin	25.4%	24.1%	1.4	pts.
Systems and Technology	9,431	9,622	(2.0)%		(6.8)%
Gross margin	37.9%	36.1%	1.8	pts.
Software	10,421	9,028	15.4%		8.0%
Gross margin	84.3%	84.3%	0.0	pts.
Global Financing	1,266	1,211	4.5%		(2.6)%
Gross margin	53.1%	48.5%	4.6	pts.
Other	409	404	1.1%		0.1%
Gross margin	(7.8)%	15.9%	(23.7	)pts.
Total revenue	$51,322	$45,801	12.1%		4.8%
Gross profit	$21,766	$18,804	15.8%
Gross margin	42.4%	41.1%	1.4	pts.

Management Discussion – (continued)

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Global Technology Services	37.9%	37.1%	38.8%	37.5%
Global Business Services	19.2	18.4	19.7	18.8
Total Global Services	57.1	55.6	58.5	56.2
Systems and Technology	19.6	21.6	18.5	21.2
Global Financing	2.4	2.5	2.5	2.7
Total Systems and Technology/Global Financing	22.0	24.2	21.0	23.9
Software	20.9	20.3	20.5	19.9
Total	100.0%	100.0%	100.0%	100.0%

Global Services

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Global Services Revenue:	$15,206	$13,094	16.1%
Global Technology Services	$10,100	$8,756	15.3%
Strategic Outsourcing	5,183	4,569	13.4
Integrated Technology Services	2,378	2,059	15.5
Maintenance	1,876	1,613	16.3
Business Transformation Outsourcing	666	515	29.2
Global Business Services	$5,107	$4,338	17.7%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Global Services Revenue:	$29,794	$25,535	16.7%
Global Technology Services	$19,777	$17,013	16.2%
Strategic Outsourcing	10,194	8,903	14.5
Integrated Technology Services	4,565	3,958	15.3
Maintenance	3,700	3,147	17.6
Business Transformation Outsourcing	1,320	1,005	31.4
Global Business Services	$10,018	$8,521	17.6%

The company’s Global Services segments, Global Technology Services and Global Business Services, had combined revenue of $15,206 million, an increase of 16.1 percent (8 percent adjusted for currency) in the second quarter and $29,794 million, an increase of 16.7 percent (8 percent adjusted for currency) in the first six months of 2008, respectively, when compared to same periods of 2007.  Performance was broad based with double-digit growth in all lines of businesses and across all geographies. This is the fourth consecutive quarter of Global Services revenue growth in excess of the company’s longer term objective. Global Services is benefiting from both its infrastructure offerings and offerings that drive cost savings and time to value for clients. The growth markets are focused on the longer-term infrastructure build outs, while the more established major markets are focused on cost savings and value creation. In the second-quarter 2008, total Global Services signings increased 12 percent year to year to $14,689 million ($12,152 million adjusted for currency, up 4 percent). Short-term signings were $6,962 million, an increase of 18 percent year to year (9 percent adjusted for currency). Long-term signings were $7,728 million, an increase of 7 percent (flat adjusted for currency). In the growth markets, adjusted for currency, second quarter signings increased 25 percent, and long-term signings grew 70 percent. In the major markets, short-term signings increased 7 percent and long-term signings were down 10 percent, respectively, adjusted for currency. The Global Services segments delivered combined pre-tax profit of $1,631 million in the second quarter and $3,199 million in the first six months of 2008, an improvement of 28.1 percent and 31.9 percent, respectively, versus the same periods of 2007.

Global Technology Services (GTS) revenue increased 15.3 percent (8 percent adjusted for currency) and 16.2 percent (8 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the second quarter and

Management Discussion – (continued)

first half of 2007. All lines of business delivered double-digit revenue growth. Total signings in GTS increased 14 percent (9 percent adjusted for currency) in the second quarter of 2008, with long-term signings increasing 13 percent (9 percent adjusted for currency) and short-term signings increasing 16 percent (9 percent adjusted for currency).

Strategic Outsourcing (SO) revenue was up 13.4 percent (5 percent adjusted for currency) in the second quarter and 14.5 percent (6 percent adjusted for currency) in the first six months of 2008, respectively, versus the same periods in 2007. Revenue increased in all geographies driven by prior year’s signings and continued growth in base accounts. SO signings in the second quarter of 2008 increased 7 percent (2 percent adjusted for currency) when compared to the second quarter of 2007.

Integrated Technology Services (ITS) revenue increased 15.5 percent (8 percent adjusted for currency) in the second quarter and 15.3 percent (8 percent adjusted for currency) in the first six months of 2008 when compared to the same periods in 2007. Revenue growth continues to be driven by the key infrastructure offerings. ITS signings in the second quarter increased 16 percent (9 percent adjusted for currency) year to year. Signings were strong in key infrastructure offerings such as Green Data Center and Converged Communications.

Maintenance revenue increased 16.3 percent (8 percent adjusted for currency) and 17.6 percent (10 percent adjusted for currency) in the second quarter and first six months of 2008, respectively versus the same periods in the prior year. The company continues to benefit from providing maintenance services on non-IBM IT equipment, including services provided to Ricoh InfoPrint Solutions. This work transitioned to Ricoh in June 2008.

Business Transformation Outsourcing (BTO) revenue increased 29.2 percent (26 percent adjusted for currency) in the second quarter and was up 31.4 percent (27 percent adjusted for currency) for the first six months of 2008, with double-digit revenue growth in all geographies. The business process outsourcing Daksh business delivered double-digit revenue growth again this quarter. BTO signings, which can vary significantly period-to-period, increased 45 percent (44 percent adjusted for currency) in the second quarter.

Global Business Services (GBS) revenue increased 17.7 percent (9 percent adjusted for currency) and 17.6 percent (9 percent adjusted for currency) in the second quarter and first half of 2008, respectively, versus the prior year periods. All geographies and industry sectors delivered double-digit revenue growth. The Application Management Services and Core Consulting businesses both delivered strong revenue performance again this quarter. Total signings in GBS increased 9 percent (decreased 2 percent adjusted for currency) in the second quarter of 2008. Short-term signings increased 19 percent (9 percent adjusted for currency) as clients continue to be focused on projects with shorter-term paybacks and ones that preserve cash, drive cost savings and help them meet regulatory requirements. Long-term signings decreased 9 percent (20 percent adjusted for currency) compared to a strong second quarter of 2007, which grew 70 percent versus the prior year.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2008	2007	Change
Global Services gross profit:
Global Technology Services:
Gross profit	$3,189	$2,607	22.3%
Gross profit margin	31.6%	29.8%	1.8	pts.
Global Business Services:
Gross profit	1,318	1,054	25.1%
Gross profit margin	25.8%	24.3%	1.5	pts.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2008	2007	Change
Global Services gross profit:
Global Technology Services
Gross profit	$6,221	$5,014	24.1%
Gross profit margin	31.5%	29.5%	2.0	pts.
Global Business Services
Gross profit	2,547	2,051	24.2%
Gross profit margin	25.4%	24.1%	1.4	pts.

Management Discussion – (continued)

GTS gross profit increased 22.3 percent in the second quarter and 24.1 percent in the first half of 2008 compared to the same periods of 2007, with gross profit margins improving 1.8 points and 2.0 points, respectively, year to year. Segment pre-tax profit increased 26.2 percent to $994 million, with a pre-tax margin of 9.5 percent in the second quarter of 2008, up 0.9 points versus second-quarter 2007. The first half 2008 segment pre-tax profit increased 34.9 percent to $1,982 million, with a pre-tax margin of 9.6 percent, an improvement of 1.4 points year to year. The margin expansion was driven by an  improved  cost structure resulting from improved productivity and prior year restructuring, a mix to higher value products in ITS and year-to-year savings in retirement-related costs.

GBS gross profit increased 25.1 percent in the second quarter and 24.2 percent for the first six months of 2008 compared to the same periods in 2007 with gross profit margins improving 1.5 points and 1.4 points, respectively, year to year. Segment pre-tax profit increased 31.2 percent to $637 million, with a pre-tax margin of 11.9 percent in the second quarter of 2008, up 1.5 points year to year. The first-half 2008 segment pre-tax profit increased 27.3 percent to $1,216 million, with a pre-tax margin of 11.5 percent, an increase of 1.1 points versus the first six months of 2007. The margin improvements were driven primarily by increased utilization, effective contract management and lower retirement-related costs.

Global Services Signings

In addition to reporting Global Services signings at constant currency, the company presents signings as reported, or at actual rates. The company believes that presenting signings at both actual rates and adjusted for currency provides investors with a more complete view of its services business. In addition, reporting signings at actual rates provides better comparability to other companies in the industry who report signings using actual rates.

(At Actual Currency Rates)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
GTS Signings:
Long term	$5,916	$5,220	$11,078	$10,468
Short term	2,701	2,334	5,019	4,425
Total	$8,618	$7,554	$16,098	$14,893

GBS Signings:
Long term	$1,812	$1,988	$2,796	$2,906
Short term	4,260	3,568	8,407	7,213
Total	$6,072	$5,557	$11,203	$10,119

(At Constant Currency Rates)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
GTS Signings:
Long term	$4,842	$4,452	$9,197	$9,376
Short term	2,275	2,082	4,272	4,003
Total	$7,117	$6,534	$13,468	$13,379

GBS Signings:
Long term	$1,520	$1,910	$2,415	$2,815
Short term	3,515	3,213	7,098	6,548
Total	$5,035	$5,124	$9,514	$9,364

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

Management Discussion – (continued)

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

Backlog includes SO, BTO, ITS, GBS and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and currency assumptions used to approximate constant currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Systems and Technology Revenue:	$5,212	$5,102	2.2%
System z			32.1
System p			28.7
System i			(46.9)
System x			(7.7)
Storage			11.8
Retail Store Solutions			0.2
Total Systems			9.9
Microelectronics OEM			(19.3)
Printing Systems			nm

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Systems and Technology Revenue:	$9,431	$9,622	(2.0)%
System z			22.6
System p			15.8
System i			(35.6)
System x			(4.9)
Storage			10.8
Retail Store Solutions			(1.3)
Total Systems			6.4
Microelectronics OEM			(19.4)
Printing Systems			nm

nm - not meaningful

Systems and Technology revenue increased 2.2 percent (down 3 percent adjusted for currency) and declined 2.0 percent (7 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the same periods in 2007. On June 1, 2007, the company completed the divestiture of its printing business. Systems and Technology revenue, excluding the divested printing business, increased 5.5 percent (essentially flat adjusted for currency) and 2.2 percent (down

Management Discussion – (continued)

3 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the comparable periods in 2007. See Note 9 on page 16 for additional information regarding this divestiture.  Total Systems revenue increased 9.9 percent (4 percent adjusted for currency) and 6.4 percent (down 1 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, compared to the prior year periods.

System z revenue increased 32.1 percent and 22.6 percent (23 percent and 14 percent adjusted for currency) in the second quarter and first six months of 2008 versus the second quarter and first six months of 2007, respectively. MIPS (millions of instructions per second) shipments increased 34 percent and 25 percent in the second quarter and first half of 2008 versus the second quarter and first half of 2007, respectively, reflecting strength in both traditional and specialty workloads. These increases were primarily driven by the new System z10 enterprise class server announced at the end of February. Customers are leveraging the z10 to reduce their technology and energy costs as they simplify their data centers. Revenue growth was particularly strong in the Americas and Europe, as well as in the Financial Services sector.

Converged System p revenue increased 28.7 percent and 15.8 percent (23 percent and 10 percent adjusted for currency) in the second quarter and first six months of 2008 versus the second quarter and first six months of 2007, respectively. The  revenue growth was primarily driven by strong performance in midrange servers which increased 68 percent in the second quarter of 2008 versus the second quarter of 2007, following almost a 60 percent increase in the first quarter of 2008 versus the first quarter of 2007. High-end servers increased 21 percent in the second quarter, driven by the new POWER6 595 high-end server, which was announced early in the quarter. With POWER6 performance now available across the entire product line, this platform is well positioned to sustain its technical and market leadership.

The company’s legacy System i revenue decreased 46.9 percent and 35.6 percent (50 percent and 40 percent adjusted for currency) in the second quarter and first six months of 2008 versus the same periods in 2007, respectively, as the company transitions the System i customer base to the converged POWER platform within System p.

System x revenue decreased 7.7 percent and 4.9 percent (13 percent and 10 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the second quarter and first six months of 2007. System x server revenue declined 5 percent and 2 percent in the second quarter and first six months of 2008 versus the comparable periods of 2007, respectively. High-end server revenue increased 23 percent and 18 percent for the second quarter and first six months of 2008 versus the same periods in 2007, respectively, offset by continued softness in low-end server revenue. Blades revenue increased 14 percent and 21 percent in the second quarter and first half of 2008 versus the second quarter and first half of 2007, respectively.

Storage revenue increased 11.8 percent and 10.8 percent (6 percent and 5 percent adjusted for currency) in the second quarter and first six months of 2008 versus the comparable periods in 2007. Total disk revenue increased 20 percent and 13 percent in the second quarter of 2008 and the first six months of 2008 versus the second quarter and first six months of 2007, respectively. These increases were driven by growth in Enterprise Disk (18 percent and 17 percent for the periods) on continued strength of the DS8000 product and increased midrange and low-end disk revenue. Tape revenue declined 2 percent in the second quarter of 2008 and increased 6 percent for the first six months of 2008 versus the comparable periods of 2007, respectively. The decline in the second quarter was due to a pause by clients in advance of the new high-end product which was announced in mid July.

Microelectronics OEM revenue decreased 19.3 percent and 19.4 percent (20 percent and 20 percent adjusted for currency), respectively, for the second quarter and first six months of 2008 versus the comparable periods of 2007, respectively. The primary mission of this business is to provide leadership technology for the systems business, as demonstrated during the first half of 2008 in the new z10 mainframe and POWER6 systems.

Retail Stores Solutions revenue increased 0.2 percent and declined 1.3 percent (down 4 percent and 6 percent adjusted for currency) in the second quarter and first six months of 2008 versus the same periods in 2007, respectively, while Printing Systems revenue decreased as a result of the divestiture of the business in the second quarter of 2007.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2008	2007	Change
Systems and Technology:
Gross profit	$2,013	$1,905	5.6%
Gross profit margin	38.6%	37.3%	1.3	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2008	2007	Change
System and Technology:
Gross profit	$3,575	$3,477	2.8%
Gross profit margin	37.9%	36.1%	1.8	pts.

The increases in gross profit for the second quarter and first six months of 2008 versus the same periods of 2007 were primarily due to the increases in revenue in converged System p and System z.

Overall, gross margin in the second quarter increased 1.3 points versus the prior year. Converged System p performance contributed 1.6 points to the overall margin improvement, while the divestiture of the printing business contributed 0.6 points. These increases were offset by lower margins in Microelectronics OEM and legacy System i, which impacted the overall margin by 0.8 points and 0.2 points, respectively. First half gross margin increased 1.8 points compared to the first half of 2007. Converged System p, the divestiture of the printing business, Storage, Retail Stores Solutions and System x contributed 1.4 points, 0.6 points, 0.4 points, 0.2 points and 0.2 points, respectively, to this improvement, partially offset by lower margins in Microelectronics OEM and legacy System i, which impacted the overall margin by 1.0 points and 0.2 points, respectively.

Systems and Technology’s pre-tax income increased 20.7 percent in the second quarter, and 27.5 percent for the first six months when compared to the prior year. Pre-tax margin increased 1.2 points and 1.3 points in the second quarter and first six months, respectively, versus the prior year periods reflecting the ongoing shift to higher value as clients virtualize their IT environments.

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007+	Change
Software Revenue:	$5,574	$4,777	16.7%
Middleware:	$4,311	$3,674	17.3%
Key Branded Middleware:	3,062	2,524	21.3
WebSphere Family			9.3
Information Management			29.5
Lotus			20.9
Tivoli			9.3
Rational			37.0
Other middleware	1,250	1,150	8.7
Operating systems	592	568	4.2
Product Lifecycle Management	267	259	3.2
Other	405	277	46.1

+ Reclassified to conform with 2008 presentation.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Software Revenue:	$10,421	$9,028	15.4%
Middleware:	$8,062	$6,920	16.5%
Key Branded Middleware:	5,648	4,690	20.4
WebSphere Family			13.8
Information Management			28.4
Lotus			18.8
Tivoli			9.4
Rational			21.0
Other middleware	2,414	2,230	8.3
Operating systems	1,121	1,090	2.9
Product Lifecycle Management	515	510	1.1
Other	723	509	42.0

Software segment revenue increased 16.7 percent (9 percent adjusted for currency) to $5,574 million and 15.4 percent (8 percent adjusted for currency) to $10,421 million in the second quarter and first six months of 2008, respectively, versus the same periods in 2007, reflecting continued strong demand for the Key Branded Middleware products and contribution from acquisitions.

Revenue from Key Branded Middleware increased 21.3 percent (13 percent adjusted for currency) in the second quarter of 2008 and 20.4 percent (13 percent adjusted for currency) in the first six months of 2008, when compared to the same periods in 2007 and represented 55 percent (54 percent for first six months) of total quarterly software segment revenue. The company continues to invest in these products and expects the majority of its software revenue growth to come from this portion of the portfolio. Demand for the branded middleware products in the second quarter continued to reflect customers’ investments in software to improve their cost effectiveness and business performance, manage regulatory requirements and improve the productivity of their workforce.

Revenue from the WebSphere Family of products increased 9.3 percent (2 percent adjusted for currency) and 13.8 percent (6 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the same periods in 2007, led by double-digit growth in WebSphere Application Servers. Revenue from WebSphere products continues to increase as customers use the power of the Web to lower their cost and expand their reach. The company acquired InfoDyne Corporation in the quarter. InfoDyne complements the company’s broad set of software products for the financial markets.

Information Management revenue increased 29.5 percent and 28.4 percent (21 percent and 20 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the second quarter and first six months of 2007. Revenue performance was driven by contribution from the Cognos acquisition as well as growth of over 30 percent in the distributed relational database product set. Information Management products provide information “On Demand” to help customers improve their business performance.

Lotus revenue increased 20.9 percent (12 percent adjusted for currency) and 18.8 percent (10 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the same periods in 2007 as customers continue to invest to improve the personal productivity of their workforce.  This was the 15th consecutive quarter of revenue growth from Lotus software.

Tivoli revenue increased 9.3 percent and 9.4 percent (3 percent and 3 percent adjusted for currency) in the second quarter and first six months of 2008 versus the second quarter and first six months of 2007, led by double digit growth in Tivoli Security and Storage Management products. This was the 15th consecutive quarter of strong revenue growth in Storage Management software. These products provide clients with solutions that address complex regulatory requirements.

Rational revenue increased 37.0 percent and 21.0 percent (28 percent and 13 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, versus the comparable prior year periods.  The Telelogic AB acquisition was completed in the quarter and contributed to the revenue growth in the brand.  The Rational software tooling portfolio helps customers increase workforce productivity. With the addition of Telelogic, the company has the software tooling to support both applications and embedded systems development.

Management Discussion – (continued)

Operating systems product revenue increased 4.2 percent (decreased 2 percent adjusted for currency) and 2.9 percent (decreased 3 percent adjusted for currency) in the second quarter and first six months of 2008, respectively, when compared to the same period of 2007. Revenue growth in both the quarter and first six months was led by System z and converged System p operating systems software.

Other software segment revenue increased 46.1 percent (36 percent adjusted for currency) in the second quarter and 42.0 percent (33 percent adjusted for currency) in the first half of 2008 when compared to the same periods of 2007, reflecting continued growth in software-related services, such as consulting and education.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2008	2007	Change
Software:
Gross profit	$4,717	$4,057	16.3%
Gross profit margin	84.6%	84.9%	(0.3	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2008	2007	Change
Software:
Gross profit	$8,783	$7,609	15.4%
Gross profit margin	84.3%	84.3%	0.0	pts.

Software segment gross profit increased 16.3 percent to $4,717 million for the second quarter and 15.4 percent to $8,783 million for the first six months of 2008, driven primarily by revenue growth. Gross profit margin was 84.6 percent in the second quarter, down 0.3 points year to year and was 84.3 percent in the first six months, flat year to year. The software gross profit margin decline in the second quarter was driven primarily by the integration of the Cognos and Telelogic acquisitions.

The Software segment contributed $1,492 million of pre-tax profit in the second quarter of 2008, an increase of 19.4 percent, and $2,759 million in the first six months, an increase of 20.7 percent, when compared to the same periods of 2007. The segment pre-tax profit margin was 23.7 percent and 23.4 percent in the second quarter and first six months of 2008, up 0.2 points and 0.9 points, respectively, versus the prior year periods. Revenue growth and productivity, partially offset by increased costs of acquisitions, drove the pre-tax margin improvements.

Global Financing

See page 50 for a discussion of Global Financing’s revenue and gross profit.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Total Revenue	$26,820	$23,772	12.8%
Geographies:	$26,114	$22,919	13.9%
Americas	10,926	10,095	8.2
Europe/Middle East/Africa	9,844	8,209	19.9
Asia Pacific	5,343	4,615	15.8
OEM	$706	$852	(17.2)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Total Revenue	$51,322	$45,801	12.1%
Geographies:	$49,919	$44,120	13.1%
Americas	20,849	19,242	8.4
Europe/Middle East/Africa	18,619	15,791	17.9
Asia Pacific	10,451	9,087	15.0
OEM	$1,403	$1,680	(16.5)%

Revenue increased consistently in all geographies when adjusted for currency in the second quarter of 2008 compared to the second quarter of 2007, and growth rates accelerated sequentially from the first-quarter 2008. Adjusted for currency, revenue growth was led by Europe and the growth market countries.

Americas revenue increased 8.2 percent (6 percent adjusted for currency) in the second quarter. The U.S. had another good quarter with revenue increasing 5.0 percent compared to the second quarter of 2007.  Latin America revenue increased 29.6 percent (15 percent adjusted for currency) and Canada revenue increased 19.7 percent (11 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue increased 19.9 percent (7 percent adjusted for currency) in the second quarter of 2008 when compared to the second quarter of 2007. Adjusted for currency, the rate of growth improved over the past several quarters.  In the major countries, Germany revenue increased 24.7 percent (7 percent adjusted for currency), France revenue increased 23.2 percent (increased 6 percent adjusted for currency), Italy revenue increased 21.3 percent (5 percent adjusted for currency), the U.K. revenue increased 3.2 percent (4 percent adjusted for currency) and Spain revenue increased 27.5 percent (10 percent adjusted for currency).

Asia Pacific revenue increased 15.8 percent (6 percent adjusted for currency) in the second quarter of 2008 versus the prior year second quarter.  Growth was led by the India, Greater China, Australia/New Zealand, Korea and ASEAN regions, where the economies and IT markets continue to expand, with combined revenue growth of 18.2 percent (13 percent adjusted for currency). Japan revenue increased 13.1 percent, as reported, in the quarter, but declined 2 percent adjusted for currency.

Across the geographies, aggregate revenue from the countries comprising the company’s new growth markets organization increased 20.8 percent (14 percent adjusted for currency) in the second quarter of 2008 and represented approximately 18 percent of the company’s geographic revenue in the quarter.  Revenue performance in these markets accelerated sequentially from the first quarter as the company continues to invest to capture the opportunities created from the build-out of the infrastructures in these high growth economies. These rapidly growing markets are expected to continue to drive the company’s revenue and profit in the second half of 2008. The BRIC countries of Brazil, Russia, India and China together grew 30.5 percent (20 percent adjusted for currency), led by growth in India of 35.4 percent (37 percent adjusted for currency). Brazil revenue increased 39.8 percent (17 percent adjusted for currency), China revenue increased 26.2 percent (19 percent adjusted for currency) while Russia revenue increased 2.8 percent (3 percent adjusted for currency) compared to a very strong second quarter, 2007.

OEM revenue decreased 17.2 percent (18 percent adjusted for currency) in the quarter driven by reduced demand in the Microelectronics OEM business.

Management Discussion – (continued)

Americas revenue for the first six months of 2008 was $20.8 billion, an increase of 8.4 percent (6 percent adjusted for currency) when compared to the same period of 2007. The U.S. increased 5.7 percent, Canada increased 18.1 percent (5 percent adjusted for currency) and Latin America increased 24.6 percent (11 percent adjusted for currency).

EMEA revenue was $18.6 billion, up 17.9 percent (6 percent adjusted for currency) in the first six months of 2008 versus the same period in 2007. Revenue increased in all major countries with Spain up 25.6 percent (9 percent adjusted for currency), Italy 18.6 percent (3 percent adjusted for currency), France 18.6 percent (3 percent adjusted for currency), Germany 18.4 percent (3 percent adjusted for currency) and the UK 4.0 percent (4 percent adjusted for currency).

Asia Pacific revenue increased 15.0 percent (5 percent adjusted for currency) to $10.5 billion in the first six months of 2008 when compared to the first six months of 2007.  Revenue increased in all geographic regions and was led by performance in China (increased 22.1 percent as reported, 15 percent adjusted for currency), India (increased 39.0 percent as reported, 34 percent adjusted for currency) and Australia/New Zealand (increased 16.8 percent as reported, 3 percent adjusted for currency). Japan revenue increased 11.9 percent as reported, but decreased 2 percent adjusted for currency.

Across the geographies, aggregate revenue from the growth market countries increased 19.8 percent (13 percent adjusted for currency) in the first six months of 2008 and represented approximately 17 percent of the company’s geographic revenue. Revenue in the key countries of Brazil, Russia, India and China together grew 28.6 percent (17 percent adjusted for currency) in the first half of 2008 versus the first half of 2007. Brazil revenue increased 33.5 percent (11 percent adjusted for currency), Russia 16.3 percent (16 percent adjusted for currency), India 39.0 percent (34 percent adjusted for currency) and China 22.1 percent (15 percent adjusted for currency).

Expense

The company continued to execute its investment strategy in the second quarter and first half of 2008, aligning investments to growth opportunities on a global basis. The total expense and other income to revenue ratio was 29.0 percent and 28.7 percent for the second quarter and first six months of 2008 versus 28.6 percent and 28.6 percent for the second quarter and first six months of 2007, respectively. Total expense and other income increased 14.6 percent and 12.8 percent in the second quarter and first half of 2008, respectively. Overall, these increases were primarily driven by approximately 8 points and 7 points due to the effects of currency and approximately 6 points and 5 points due to acquisitions for the second quarter and first six months of 2008 versus the comparable periods in 2007, respectively.

For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$5,505	$4,836	13.8%
Advertising and promotional expense	339	323	4.9
Workforce reductions – ongoing	98	147	(33.6)
Amortization expense – acquired intangibles	83	63	31.7
Retirement-related expense	86	146	(40.7)
Stock-based compensation	125	123	1.4
Bad debt expense	54	(7)	nm
Total	$6,289	$5,631	11.7%

* Reclassified to conform with 2008 presentation.

nm - not meaningful

Management Discussion – (continued)

			Yr. To Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$10,441	$9,258	12.8%
Advertising and promotional expense	635	615	3.3
Workforce reductions – ongoing	185	202	(8.5)
Amortization expense – acquired intangibles	152	121	25.0
Retirement-related expense	189	298	(36.4)
Stock-based compensation	252	235	7.4
Bad debt expense	55	(9)	nm
Total	$11,909	$10,720	11.1%

* Reclassified to conform with 2008 presentation.

nm - not meaningful

Total Selling, general and administrative (SG&A) expense increased 11.7 percent (5 percent adjusted for currency) and 11.1 percent (5 percent adjusted for currency), respectively, in the second quarter and first six months of 2008 versus the same periods in 2007.  The increases in SG&A were primarily due to the effects of currency (6 points in the second quarter and first six months of 2008) and acquisition related spending, predominantly for Cognos and Telelogic, which accounted for approximately 6 points and 5 points of the increase for the second quarter and first six months of 2008, respectively. In addition, bad debt expense increased in both the second quarter and first six months of 2008 driven by a higher level of receivables and additional reserves for specific customers. This increased the company’s accounts receivable provision coverage by 10 basis points from the first quarter to 1.7 percent at June 30, 2008. These increases were partially offset by lower retirement-related expense in the second quarter and first six months of 2008. See Note 5 on pages 10 to 12 and the caption “Retirement-Related Benefits on page 40 for additional information.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007*	Change
Other (income) and expense:
Foreign currency transaction gains	$(85)	$(40)	115.5%
Losses on derivative instruments	257	77	232.4
Interest income	(77)	(128)	(39.6)
Net gains from securities and investment assets	(50)	(26)	91.0
Net realized gains from certain real estate activities	(12)	(12)	(5.6)
Gain on divestiture of Printing Systems	(35)	(81)	(56.1)
Other	(22)	(43)	(49.4)
Total	$(24)	$(253)	(90.4)%

* Reclassified to conform with 2008 presentation.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$110	$(46)	nm %
Losses on derivative instruments	149	123	21.0
Interest income	(212)	(266)	(20.5)
Net gains from securities and investment assets	(107)	(77)	39.2
Net realized gains from certain real estate activities	(23)	(15)	57.3
Gain on divestiture of Printing Systems	(47)	(81)	(42.1)
Other	(19)	(70)	(73.0)
Total	$(149)	$(432)	(65.4)%

* Reclassified to conform with 2008 presentation.

nm – not meaningful

Other (income) and expense was income of $24 million and $253 million in the second quarter of 2008 and 2007, and income of $149 million and $432 million for the first six months of 2008 and 2007, respectively. The decrease in income in the second quarter was primarily driven by increased losses on derivative instruments of $180 million. The company hedges its major cross-border cash flows to mitigate the effect of currency volatility in its global cash planning, which also reduces volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. The impact of losses from these cash flow hedges reflected in Other (income) and expense was $122 million, an increase of $87 million year to year in the second quarter of 2008. The decrease in interest income in the second quarter was primarily driven by declining interest rates.

The decrease in income for the first six months of 2008 was primarily driven by increased foreign currency transaction losses of $156 million, lower interest income of $54 million primarily driven by lower rates and increased losses on derivative instruments of $26 million. The impact of losses from the cash flow hedges reflected in Other (income) and expense was $231 million, an increase of $169 million year to year in the first six months of 2008.

In addition, net gains from securities and investments primarily reflects sales of Lenovo stock in both the second quarter of 2008 and 2007, and the first six months of 2008 and 2007. In the second quarter of 2008, the company converted approximately 375 million  non-voting Lenovo shares into voting shares. As a result of the conversion and the sales of shares, the company’s ownership in Lenovo declined from total ownership of 8.8 percent at December 31, 2007 to voting ownership of 5.6 percent at June 30, 2008.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Research, development and engineering	$1,660	$1,534	8.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Research, development and engineering	$3,229	$3,044	6.1%

The increase for the second quarter and first six months of 2008 was due to increased spending in Software  ($86 million and $159 million) primarily resulting from acquisitions. In addition, Systems and Technology spending increased $7 million and decreased $36 million and other unit spending increased $33 million and $63 million for the second quarter and first six months of 2008, respectively, versus the prior year periods.

Management Discussion – (continued)

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$21	$46	(53.9)%
Licensing/royalty-based fees	137	89	54.1
Custom development income	127	112	13.5
Total	$285	$246	15.6%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$37	$65	(43.5)%
Licensing/royalty-based fees	268	166	61.5
Custom development income	254	221	15.1
Total	$559	$451	23.8%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2008 and 2007.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Interest expense	$145	$130	11.6%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Interest expense	$323	$203	58.9%

The increase in interest expense for the second quarter and first six months of 2008 versus the same periods of 2007 was primarily due to the increase in debt associated with the financing of the ASR agreements in 2007, partially offset by lower interest rates. See Note 7 on page 14 for additional information. Interest expense is presented in Cost of Financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 54 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the second quarter and first six months of 2008 was $330 million and $714 million, a decrease of $6 million and an increase of $117 million, respectively.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included within the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$290	$534	(45.8)%
Nonpension postretirement plans cost	91	94	(3.6)
Total	$381	$628	(39.4)%

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$651	$1,074	(39.4)%
Nonpension postretirement plans cost	185	197	(6.1)
Total	$836	$1,271	(34.2)%

The company had income of $106 million and incurred costs of $322 million associated with its defined benefit pension plans for the second quarter of 2008 and 2007, respectively. The comparable amounts for the first six months of 2008 and 2007 was income of $206 million and costs of $635 million, respectively. The decrease in cost was primarily driven by benefit accruals no longer being recorded for the IBM Personal Pension Plan, effective January 1, 2008, as well as by lower cost due to amortization of prior years’ actual return on assets exceeding expected return on assets and lower cost due to recognized actuarial losses. These decreases were partially offset by an increase in the cost of defined contribution plans of $184 million and $418 million in the second quarter and first six months of 2008 versus the same periods of 2007. These increases in cost were primarily driven by pension redesign efforts, primarily in the IBM 401(k) Plus Plan in the U.S., effective January 1, 2008. See Note U, “Retirement-Related Benefits,” in the company’s 2007 Annual Report for additional information on these plan changes. The second quarter 2008 year-to-year decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $164 million, $59 million and $25 million, respectively . The first half decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $282 million, $108 million and $45 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions primarily within the Software and Global Services segments to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the referenced category in the Consolidated Statement of Earnings.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2008	2007	Change
Cost:
Software (Sales)	$46	$23	103.0%
Global Technology Services (Services)	8	8	5.0
Systems and Technology (Sales)	3	—	nm
Selling, general and administrative	83	63	31.7
Total	$141	$93	50.5%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2008	2007	Change
Cost:
Software (Sales)	$84	$47	80.1%
Global Technology Services (Services)	16	18	(10.6)
Systems and Technology (Sales)	3	—	nm
Selling, general and administrative	152	121	25.1
Total	$256	$187	36.9%

nm – not meaningful

Taxes

The effective tax rate for the second quarter of 2008 was 27.5 percent compared with an effective tax rate of 28.0 percent for the second quarter of 2007. The corresponding effective tax rates for the first six months of 2008 and 2007 were 27.5 percent and 28.2 percent, respectively. The decline in the tax rates was due to a more favorable mix of income in lower tax jurisdictions together with an increase in certain tax incentives offset by a reduction in the U.S. research tax credit which expired in December 2007 and the absence of the gain associated with the sale of the printing business in 2007.

During the second quarter of 2008, the company reached an agreement with the Internal Revenue Service (IRS) regarding claims for certain tax incentives.  The resolution of this matter resulted in a net reduction of the second quarter

Management Discussion – (continued)

provision for income taxes of $281 million. Also during the second quarter, the company completed its analysis with respect to certain issues associated with recently issued U.S. tax regulations.  The review resulted in a reduction of the second quarter provision for income taxes of $200 million.  The above benefits were predominately offset by a one-time tax cost associated with the intercompany transfer of certain intellectual property.

The amount of unrecognized tax benefits at December 31, 2007 determined in accordance with FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, increased by $215 million in the first six months to $3,309 million. The amount of unrecognized tax benefits decreased by $73 million during the second quarter of 2008. Including the items described above, the decrease reflects various impacts including additions for current year tax positions of $574 million and reductions for prior year tax positions of $655 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2,596 million at June 30, 2008.

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

The IRS commenced the audit of the company’s U.S. tax returns for 2004 and 2005 in the first quarter of 2007. The company anticipates that the IRS will complete its field examination of the company’s 2004-2005 income tax returns during the fourth quarter of 2008.

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

			Yr. To Yr.
			Percent
For the three months ended June 30:	2008	2007	Change
Earnings per share from continuing operations:
Assuming dilution	$1.98	$1.55	27.7%
Basic	$2.02	$1.57	28.7%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,395.8	1,460.8	(4.5)%
Basic	1,366.3	1,437.2	(4.9)%

			Yr. To Yr.
			Percent
For the six months ended June 30:	2008	2007	Change
Earnings per share from continuing operations:
Assuming dilution	$3.63	$2.75	32.0%
Basic	$3.70	$2.80	32.1%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,400.1	1,491.8	(6.2)%
Basic	1,374.6	1,468.3	(6.4)%

Management Discussion – (continued)

Actual shares outstanding at June 30, 2008 was 1,354.8 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2008 was 65.0 million and 91.7 million lower than the same periods in 2007 primarily as a result of the company’s common share repurchase program.

Results of Discontinued Operations

There was no loss from Discontinued Operations in the second quarter and first six months of 2008 versus a $1 million loss in the second quarter of 2007 and no loss for the first six months of 2007.

Financial Position

Dynamics

The assets and debt associated with the Global Financing business are a significant part of IBM’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 50, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2008	2007
Current assets	$46,312	$53,177
Current liabilities	44,683	44,310
Working capital	$1,628	$8,867

Current ratio	1.04:1	1.20:1

Working capital decreased $7,239 million compared to the year-end 2007 position primarily as a result of a decrease in current assets. The key drivers are described below:

Current assets decreased $6,866 million, including a currency benefit of $1,212 million, due to:

•                  A decrease of $6,299 million in cash and cash equivalents and marketable securities including a $182 million currency benefit (see cash flow analysis on pages 44 and 45); and

•                  A decline of $1,561 million in short-term receivables driven by:

-                 a decrease of $2,467 million due to collections of higher year-end balances, offset by

-                 approximately $906 million currency impact.

•                  An increase of $481 million in prepaid expenses and other current assets primarily resulting from:

-                 an increase of $259 million in derivative assets primarily due to changes in foreign currency rates;

-                 an increase of $163 million in prepaid software for services contracts; and

-                 approximately $64 million currency impact.

•                  An increase of $262 million in deferred taxes primarily due to an increase in tax deductions expected to be realized within the next 12 months.

•                  Growth of $252 million in inventory primarily driven by the manufacturing ramp to support the new Systems and Technology z10 mainframe and POWER6 product announcements.

Management Discussion – (continued)

Current liabilities increased $373 million, including a $814 million impact from currency, as a result of:

•                  An increase in deferred income of $1,013 million, which includes $340 million due to currency, driven by Software ($458 million) and Global Technology Services ($364 million);

•                  An increase of $643 million in other accrued expenses and liabilities primarily driven by increased derivative liabilities due to changes in foreign currency rates;

•                  An increase in short-term debt of $475 million primarily driven by;

-                 Reclasses of $4,260 million from long-term debt to short-term debt to reflect maturity dates, and

-                 $688 million in new debt issuances; partially offset by

-                 $2,340 million in payments and a $2,206 million reduction in commercial paper.

•                  A decrease of $842 million in taxes payable primarily due to income tax payments in the first half of 2008; and

•                  A decrease in accounts payable of $523 million (including a currency impact of $186 million) and a decrease of $357 million (including a currency impact of $124 million) in compensation and benefits reflecting declines from typically higher year-end balances.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	Six Months Ended June 30,
(Dollars in millions)	2008	2007
Net cash provided by/(used in) continuing operations:
Operating activities	$8,453	$6,459
Investing activities	(6,909)	(2,569)
Financing activities	(7,083)	(5,008)
Effect of exchange rate changes on cash and cash equivalents	175	112
Net cash used in discontinued operations	—	(6)
Net change in cash and cash equivalents	$(5,365)	$(1,012)

Net cash from operating activities increased $1,993 million as compared to the first half of 2007 driven by the following key factors:

•                  Increase in net income of $979 million;

•                  Lower retirement-related plan funding of $486 million ($295 million in 2008 for non-U.S. plans versus $781 million in 2007: $500 million in the U.S. for retiree medical and $281 million funding for non-U.S. plans);

•                  An increase in cash provided by accounts receivable of $427 million due to:

-                 Trade accounts receivable of $335 million driven by improved collections;

-                 Financing receivables of $92 million primarily resulting from maturities of customer loans exceeding originations; and

Management Discussion – (continued)

•                  An increase in cash driven by accounts payable of $355 million; partially offset by

•                  A decrease in cash from deferred income of $533 million primarily driven by a prior year prepayment of future services related to the divestiture of the printing business.

Net cash used in investing activities increased $4,340 million driven by:

•                  An increase of $5,650 million in acquisitions primarily driven by the acquisitions of Cognos and Telelogic;

•                  A decrease of $280 million in divestitures; partially offset by

•                  The net impact of the purchases and sales of marketable securities and other investments which resulted in an increase in cash of $1,729 million;

Net cash used in financing activities increased $2,075 million as a result of:

•                  Increase of $13,658 million in net cash payments to settle debt; partially offset by,

•                  Lower common stock repurchases of $11,041 million driven by the prior year accelerated share repurchase; and

•                  Higher common stock transactions of $737 million driven by stock options.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2008	2007
Noncurrent assets	$74,616	$67,254
Long-term debt	21,522	23,039
Noncurrent liabilities (excluding debt)	26,458	24,612

The increase in noncurrent assets of $7,363 million was driven by:

•                  An increase of $5,339 million in goodwill and an increase of $1,170 million in intangible assets - net was primarily driven by the acquisitions of Cognos and Telelogic; and

•                  An increase of $1,610 million ($434 million due to currency) in prepaid pension assets; partially offset by

•                  A decrease of $525 million in long-term marketable securities.

Long-term debt decreased $1,518 million primarily due to reclasses to short-term debt of $4,260 million, as certain instruments approach maturity; offset by net debt issuances of $2,590 million.

Other noncurrent liabilities, excluding debt, increased $1,846 million primarily driven by:

•                  An increase in retirement and nonpension benefit obligations of $661 million primarily due to changes in foreign currency rates;

•                  An increase in noncurrent deferred tax liabilities of $594 million;

•                  An increase of $457 million in income tax reserves reflecting current year additions related to unrecognized tax benefits; and

•                  An increase of $111 million in noncurrent deferred income driven primarily by Global Technology Services.

Management Discussion – (continued)

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2008	2007
Total company debt	$34,232	$35,274
Total Global Financing segment debt	$25,171	$24,532
Debt to support external clients	21,617	21,072
Debt to support internal clients	3,554	3,460

Global Financing provides funding predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 54.

In January, IBM International Group Capital LLC, an indirect, wholly-owned subsidiary of the company, issued $3.5 billion of 18 month floating rate notes. The proceeds were used to reduce the 364-day bridge loan associated with the 2007 ASR. As of March 31, 2008, the bridge loan was fully paid off.

Non-global financing debt decreased $1,682 million and the debt-to-capitalization ratio decreased to 26.9 percent from 30.0 percent at December 31, 2007. The company’s long-term debt-to-capitalization ratio objective is 20 to 30 percent. This ratio can vary from period to period as the company manages its global cash and debt positions.

Equity

Stockholders’ equity decreased $205 million primarily as a result of a decrease related to net stock transactions of $4,430 million, driven by the company’s common stock repurchases which resulted in an increase in Treasury stock at June 30, 2008, partially offset by a $3,816 million increase in retained earnings driven by net income.

Looking Forward

The following key drivers impacting IBM’s business are described in more detail in the 2007 IBM Annual Report on page 22.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

The company has a significant global presence, operating in 170 countries, with approximately 63 percent of its 2007 revenue and 65 percent of its first half of 2008 revenue generated outside the U.S. In addition, approximately 70 percent of the company’s employees are located outside the United States, including about 36 percent in Asia Pacific. This global reach gives the company access to markets, with well-established organizations and management systems who understand the clients and their challenges and who can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 road map is to generate earnings per share growth through a combination of revenue growth, margin improvement, growth initiatives, acquisitions, the current projected benefit of retirement-related cost and effective capital deployment to fund growth and provide returns to stockholders through dividends and common stock repurchases. In March 2008, the company met again with investors and analysts and discussed the progress the company is making on its 2010 roadmap.

Management Discussion – (continued)

The company’s performance in the first six months of 2008 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals; however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In the emerging growth markets, the company will continue to invest for revenue growth and leadership. The company is focused on identifying growth opportunities and following a disciplined investment policy to capitalize on these opportunities. Through its investments, the company has developed extensive capabilities in emerging countries to capture these growth opportunities. In 2008, the company implemented a new organization and management structure that will increase its focus on these growth markets. The company expects these rapidly growing markets to drive revenue and profit growth in the second half of 2008 and beyond.

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

The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. In July, the company announced that it plans to invest $1.5 billion to promote nanotechnology research and advanced semiconductor technology.

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

Within the Global Services business, revenue and profit growth improved and the company continues to see significant results from the targeted actions and investments it has made the last few years. The Global Services business enters the third quarter with strong executional momentum and with a signings backlog of $117 billion, an increase of $1 billion from the prior year. The portfolio is strong with a complement of offerings and capabilities that deliver both high value and productivity to clients. The overall Global Services business is well positioned going forward to take advantage of opportunities in the marketplace.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, BladeCenter-S, high-performance computing, virtualization and energy efficiency. The transition to POWER6 technology was completed in the first half of 2008. The April product announcements in converged System p have provided momentum for this brand going-forward. Within Storage, the company has started to integrate the recently acquired (December 2007) XIV technologies into its portfolio.

The company expects 2008 pre-tax retirement-related plan cost to be approximately $1.6 billion, a decrease of $950 million to $1 billion compared to 2007. This estimate reflects current pension plan assumptions and the impacts of pension plan redesign efforts. Through June 30, 2008, the IBM Personal Pension Plan’s year-to-date return on assets was (2.2) percent. See the company’s 2007 Annual Report Note U, “Retirement-Related Benefits,” on page 105 for additional information.

The company expects that its effective tax rate in 2008 will be approximately 27.5 percent. This rate is lower than the 2007 tax rate of 28.1 percent due to an expectation of a more favorable mix of income in lower tax jurisdictions, increased tax incentives and foreign tax credits associated with foreign dividend repatriation, offset by a reduction in tax credits, including the U.S. research credit which expired in December 2007. The rate may change period to period based on non-recurring events, such as the settlement of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In 2007 and 2006, the company’s cash tax rate was approximately 18 percent and 16 percent, respectively.

Management Discussion – (continued)

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2008, currency changes resulted in assets and liabilities denominated in local currencies being translated into more U.S. dollars than at year-end 2007. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2007 IBM Annual Report in Note K, “Derivatives and Hedging Transactions,” on pages 88 to 91.

In the first half of 2008, the company’s revenue increased 12.1 percent as reported and 4.8 percent adjusted for currency. This currency benefit was driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Since the company operates in a very competitive environment, it believes that some of this currency-based cost advantage is passed on to the client in reduced price. Therefore, it is impractical to quantify the impact of currency on these transactions and on consolidated net income. In the first half of 2008, the company believes that the extended period of U.S. dollar weakness was positive for the company’s net income, although the precise impact is difficult to assess.

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

Liquidity and Capital Resources

In the company’s 2007 IBM Annual Report, on pages 44 to 46, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 44 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended or as of, as applicable, June 30, 2008, those amounts are $8.5 billion for net cash from operating activities, $9.8 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2008 appear in the table below and remain unchanged from December 31, 2007. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 45 of the 2007 IBM Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 7 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on pages 44 and 45, the following is the management view of cash flows for the first six months of 2008 and 2007 prepared in a manner consistent with the table on page 45 of the 2007 IBM Annual Report:

Management Discussion – (continued)

(Dollars in millions) For the six months ended June 30:	2008	2007

Net cash from operating activities (Continuing Operations):	$8,453	$6,459
Less: Global Financing accounts receivable	1,769	1,677
Net cash from operating activities (Continuing Operations), excluding Global Financing accounts receivable	6,683	4,782
Capital expenditures, net	(2,380)	(2,242)
Free cash flow (excluding Global Financing accounts receivable)	4,303	2,540
Acquisitions	(5,891)	(241)
Divestitures	29	310
Share repurchase	(7,164)	(18,205)
Dividends	(1,239)	(1,044)
Non-Global Financing debt	(1,325)	11,876
Other (includes Global Financing accounts receivable and Global Financing debt)	4,988	4,297
Change in cash, cash equivalents and short-term marketable securities	$(6,299)	$(467)

Free cash flow for the first six months of 2008 increased $1,763 million versus the first six months of 2007. The improvement year to year was driven by the increase in net income, good working capital management, particularly in accounts receivable, and lower retirement-related plan funding. There were several significant uses of cash in the first half of 2008 including the Cognos and Telelogic acquisitions and capital investments. Also, in the first six months of 2008, $8.4 billion was returned to stockholders through dividends and share repurchases.

In February, the company’s Board of Directors authorized $15 billion in additional funds for use in the company’s common stock repurchase program. The company anticipates spending up to $12 billion on share repurchases in 2008. At June 30, 2008, the company had $8.9 billion of share repurchase authorization remaining.

At December 31, 2007, the company had liabilities of $937 million, representing the fair value of derivative investments in qualifying net investment hedge relationships. During the first half of 2008, the company took actions to reduce hedge levels in some currencies. See the 2007 Annual Report, Note K, “Derivatives and Hedging Transactions,” for additional information. In the first six months of 2008, the company had a use of cash in investing activities of $207 million related to these instruments. The company will reflect a use of cash in investing activities of $531 million for 2008 and estimates a use of cash of $513 million in 2009, related to these liabilities.

Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe and prolonged downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14 on pages 18 to 21 of this Form 10-Q. With respect to pension funding, the company is not quantifying any future impact from pension funding because it is not possible to predict future movements in the capital markets.

Management Discussion – (continued)

Global Financing

Global Financing is a reportable segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
External revenue	$634	$597	$1,266	$1,211
Internal revenue	525	341	911	689
Total revenue	1,159	938	2,177	1,901
Total cost	491	424	939	851
Gross profit	$668	$514	$1,238	$1,050
Gross profit margin	57.6%	54.8%	56.9%	55.2%
Pre-tax income	$428	$332	$816	$706
After-tax income	$280	$210	$531	$446
Return on equity*	29.9%	25.2%	29.2%	27.1%

* See page 54 for the details of the After-tax income and the Return on equity calculation.

The increase in revenue, in the second quarter of 2008, as compared to the same period in 2007, was primarily due to:

•                  An increase in external revenue of 6.1 percent (2 percent decline adjusted for currency), due to growth in financing revenue (up 10.3 percent to $494 million), offset by a decrease in used equipment sales (down 6.4 percent to $140 million); and

•                  Growth in internal revenue of 54.0 percent driven by an increase in used equipment sales to the System and Technology segment to support their external sales (up 86.3 percent to $343 million) and an increase in internal financing (up 16.1 percent to $182 million).

The increase in external and internal financing revenue was primarily due to higher average asset balances.

The increase in revenue, in the first six months of 2008, as compared to the same period in 2007, was primarily due to:

•                  An increase in external revenue of 4.5 percent (3 percent decline adjusted for currency) due to growth in financing revenue (up 11.3 percent to $989 million), offset by a decrease in used equipment sales (down 14.1 percent to $277 million); and

•                  Growth in internal revenue of 32.1 percent driven by an increase in used equipment sales to the System and Technology segment to support their external sales (up 48.4 percent to $525 million) and an increase in internal financing (up 15.0 percent to $386 million).

The increase in external and internal financing revenue was due to higher average asset balances and higher asset yields.

Global Financing gross profit increased 29.9 percent in the second quarter of 2008 compared to the same period in 2007, with gross margin increasing 2.8 points.  Gross profit increased 17.9 percent in the first half of 2008 compared to the prior year, with gross margin increasing 1.6 points.  The improvement in both periods was primarily due to an improvement in equipment sales margins.

Global Financing pre-tax income increased 28.7 percent in the second quarter of 2008 versus the second quarter of 2007, primarily driven by the increase in gross profit of $154 million, offset partially by an increase in accounts receivable provisions of $38 million and an increase in selling, general and administrative expense of $16 million. Pre-tax income increased 15.6 percent in the first six months of 2008 compared to the prior year, primarily driven by the increase in gross profit of $188 million, offset partially by an increase in accounts receivable provisions of $41 million and an increase in selling, general and administrative expense of $30 million.

The increase in return on equity from second quarter 2008 to the same period in 2007 and for the first six months of 2008 compared to the first six months of 2007 was primarily due to higher after-tax income.

Management Discussion – (continued)

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2008	2007
Cash and cash equivalents	$786	$755
Net investment in sales-type and direct financing leases	10,709	10,876
Equipment under operating leases:
External clients (a)	2,373	2,401
Internal clients (b) (c)	1,835	1,872
Client loans	10,692	10,667
Total client financing assets	25,609	25,816
Commercial financing receivables	5,365	6,375
Intercompany financing receivables(b) (c)	2,784	2,984
Other receivables	415	368
Other assets	1,060	1,288
Total financing assets	$36,018	$37,586

Intercompany payables(b)	$4,500	$6,934
Debt(d)	25,171	24,532
Other liabilities	2,660	2,672
Total financing liabilities	32,331	34,138
Total financing equity	3,687	3,448
Total financing liabilities and equity	$36,018	$37,586

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 54.

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

Management Discussion – (continued)

Originations

The following are total external and internal financing originations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007

Client financing:
External	$3,798	$3,016	$6,731	$5,972
Internal	219	262	489	513
Commercial financing	8,508	6,879	15,587	13,433
Total	$12,525	$10,157	$22,807	$19,918

Total new originations exceeded cash collections of commercial financing assets in the second quarter of 2008, which resulted in a net increase in financing assets in this period. Cash collections of both client and commercial financing assets exceeded new financing originations in the first six months of 2008, which resulted in a net decline in financing assets from December 31, 2007. The increase in originations in both periods was due to improving volumes in both client and commercial financing over the first six months of 2008 versus 2007.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts:

	At June 30,	At December 31,
(Dollars in millions)	2008	2007

Gross financing receivables	$26,515	$27,642
Specific allowance for doubtful accounts	262	230
Unallocated allowance for doubtful accounts	125	138
Total allowance for doubtful accounts	387	368
Net financing receivables	$26,128	$27,274
Allowance for doubtful account coverage	1.5%	1.3%

Roll-Forward of Global Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
	Allowance	Bad Debt		June 30,
Dec. 31, 2007	Used *	Expense	Other**	2008
$368	$(32)	$33	$18	$387

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 1.3 percent at December 31, 2007 to 1.5 percent at June 30, 2008 due to the increase in the specific allowance for doubtful accounts.  Specific reserves increased 13.9 percent from December 31, 2007 to June 30, 2008.  Unallocated reserves decreased $13 million in the same period due to the decline in gross financing receivables.

Global Financing’s bad debt expense was $33 million for the six months ended June 30, 2008, compared with a decrease of $8 million for the six months ended June 30, 2007. The increase was primarily attributed to the increase in specific reserves.

In the second quarter of 2008, compared to the second quarter of 2007, bad debt expense increased $38 million.

Management Discussion – (continued)

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 41.7 percent of Global Financing’s revenue in the second quarter and 36.9 percent for the first six months of 2008 and 35.6 percent in both the second quarter and first six months of 2007.  The increase in the second quarter of 2008 and the first six months of 2008 was driven primarily by the increase in internal used sales to the Systems and Technology segment.  The gross margins on these sales were 50.1 percent and 42.8 percent in the second quarter of 2008 and 2007, respectively.  The increase is driven primarily by a shift in mix towards higher margin internal sales and higher margins on external used equipment sales.  The gross margins were 47.8 percent and 43.3 percent for the first six months of 2008 and 2007, respectively.  This increase is primarily driven by a shift in mix towards higher margin internal sales and higher margins on internal used equipment sales.

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2007 and June 30, 2008. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2008 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $280 million and $190 million for the financing transactions originated during the quarters ended June 30, 2008 and June 30, 2007, respectively, and $478 million and $317 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $18 million and $7 million for the financing transactions originated during the quarters ended June 30, 2008 and June 30, 2007, respectively, and $30 million and $14 million for the financing transactions originated during the six months ended June 30, 2008 and June 30, 2007, respectively. The cost of guarantees was $2.3 million for the quarter ended June 30, 2008 and $1.1 million for the quarter ended June 30, 2007, and $4 million and $2 million for each of the six months ended June 30, 2008 and June 30, 2007, respectively.

Unguaranteed Residual Value

			Amortization of
			June 30, 2008 balance
	Dec. 31,	June 30,				2011 and
(Dollars in millions)	2007	2008	2008	2009	2010	Beyond
Sales-type and direct financing leases	$915	$946	$117	$254	$297	$278
Operating leases	421	410	92	121	121	76
Total unguaranteed residual value	$1,336	$1,356	$209	$375	$418	$354

Related original amount financed	$24,517	$24,378
Percentage	5.4%	5.6%

Management Discussion – (continued)

Debt

	At June 30,		At December 31,
	2008		2007
Debt to equity ratio	6.8	x	7.1	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 51.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 50 and in Segment Information on pages 63 and 64.

In the company’s Consolidated Statement of Earnings on pages 3 and 4, however, the interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on debt. In this table, Intercompany activity is comprised of internal loans and leases at arm’s-length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately levered in line with the overall Global Financing business model.

(Dollars in millions)	June 30, 2008		December 31, 2007
Global Financing Segment		$25,171		$24,532
Debt to support external clients	$21,617		$21,072
Debt to support internal clients	3,554		3,460

Non-Global Financing Segments		9,061		10,743
Debt supporting operations	12,615		14,203
Intercompany activity	(3,554)		(3,460)
Total company debt		$34,232		$35,274

Liquidity and Capital Resources

Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to reduce debt and pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
Numerator :
Global Financing after tax income*	$280	$210	$532	$446
Annualized after tax income (A)	$1,120	$840	$1,064	$892
Denominator :
Average Global Financing equity (B)**	$3,739	$3,340	$3,642	$3,297
Global Financing Return on Equity(A)/(B)	29.9%	25.2%	29.2%	27.1%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30, and for the six months ended June 30, respectively.

Management Discussion – (continued)

Looking Forward

The Global Financing business continues to be well positioned to grow in the current environment. The company’s financial position provides substantial flexibility and funding capacity. Global Financing’s assets and new financing volumes are primarily IBM products and services financed to the company’s clients and business partners and substantially all financing assets are IT related assets which provide a stable base of business for future growth.

The company’s recently announced System z and high-end converged System p servers are a significant financing opportunity. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services, as well as client participation rates.

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

As discussed on page 53, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company’s failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; breaches of the company’s data security measures; changes in the economic environment and corporate IT spending budgets; fluctuations in revenues and purchases, and volatility of stock prices; the company’s ability to attract and retain key personnel and its reliance on critical skills; adverse affects from tax matters; environmental matters; currency fluctuations and customer financing risks; customer credit risk on receivables; risks from investing in growth opportunities; the company’s failure to maintain the adequacy of its internal controls; the company’s use of certain estimates and assumptions; dependence on certain suppliers; changes in the financial or business condition of the company’s distributors or resellers; the company’s ability to successfully manage acquisitions and alliances; failure to have sufficient insurance; legal, political, health and economic conditions; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference. The company assumes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IBM, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II, of the company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by reference. The company’s exposure to market risk has not changed materially since December 31, 2007.

Management Discussion – (continued)

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

Part II - Other Information

Item 1.  Legal Proceedings

Refer to Note 14 on pages 18 to 21 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2008.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(1)

April 1, 2008 - April 30, 2008	11,194,065	$119.20	11,194,065	$12,159,431,311

May 1, 2008 - May 31, 2008	15,660,295	$125.55	15,660,295	$10,193,299,373

June 1, 2008 - June 30, 2008	10,744,505	$124.57	10,744,505	$8,854,887,370

Total	37,598,865	$123.38	37,598,865

(1)        On February 26, 2008, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 4. Submission of Matters to a Vote of Security Holders

International Business Machines Corporation held its Annual Meeting of Stockholders on April 29, 2008. For more information on the following proposals, see the company’s proxy statement dated March 10, 2008, the relevant portions of which are incorporated herein by reference.

(1)                                  The stockholders elected each of the eleven nominees to the Board of Directors for a one-year term by a plurality of votes cast:

DIRECTOR	FOR	WITHHELD
C. Black	1,084,165,507	74,698,796
W. R. Brody	1,126,504,646	32,359,657
K. I. Chenault	1,117,219,360	41,644,943
M. L. Eskew	1,073,457,014	85,407,289
S. A. Jackson	1,104,551,612	54,312,691
L. A. Noto	1,118,205,594	40,658,709
J. W. Owens	1,122,511,095	36,353,208
S. J. Palmisano	1,119,158,393	39,705,910
J. E. Spero	1,126,307,887	32,556,416
S. Taurel	1,121,528,523	37,335,780
L.H. Zambrano	1,121,808,607	37,055,696

(2)                                  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for the company:

For	1,117,375,458
Against	22,832,194
Abstain	18,656,651
Total	1,158,864,303

(3)           The stockholders voted on a stockholder proposal on Cumulative Voting:

For	350,132,545
Against	569,565,546
Abstain	23,753,142
Broker Non-Vote	215,413,070
Total	1,158,864,303

(4)           The stockholders voted on a stockholder proposal on Executive Compensation:

For	402,991,023
Against	515,159,234
Abstain	25,300,976
Broker Non-Vote	215,413,070
Total	1,158,864,303

(5)           The stockholders voted on a stockholder proposal on Board Committee on Human Rights:

For	48,318,351
Against	772,886,004
Abstain	122,246,878
Broker Non-Vote	215,413,070
Total	1,158,864,303

Item 4. Submission of Matters to a Vote of Security Holders – (continued)

(6)           The stockholders voted on a stockholder proposal on Special Meetings:

For	521,582,389
Against	396,478,931
Abstain	25,389,913
Broker Non-Vote	215,413,070
Total	1,158,864,303

(7)           The stockholders voted on a stockholder proposal on Advisory Vote on Executive Compensation:

For	389,835,955
Against	509,602,508
Abstain	44,012,770
Broker Non-Vote	215,413,070
Total	1,158,864,303

Item 5.  Other Information

On June 25, 2008, IBM announced that the IBM Board of Directors elected Alain J. P. Belda to the Board effective July 29, 2008. Article III, Section 2 of IBM’s By-laws was amended to increase the number of directors to twelve  effective July 29, 2008.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

Item 6 (a). Exhibits

Exhibit Number

3	The By-laws of IBM as amended through July 29, 2008.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 29, 2008
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller