Form 10-Q
period 2008-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2008-10-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The registrant has 1,343,457,986 shares of common stock outstanding at September 30, 2008.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
Revenue:
Services	$14,773	$13,657	$44,550	$39,152
Sales	9,892	9,833	30,156	28,916
Financing	636	629	1,918	1,852
Total revenue	25,302	24,119	76,623	69,920

Cost:
Services	10,230	9,855	31,287	28,356
Sales	3,789	3,960	11,687	11,827
Financing	324	348	924	977
Total cost	14,342	14,163	43,898	41,160

Gross profit	10,959	9,956	32,725	28,760

Expense and other income:
Selling, general and administrative	5,644	5,324	17,553	16,044
Research, development and engineering	1,579	1,524	4,809	4,568
Intellectual property and custom development income	(267)	(270)	(825)	(721)
Other (income) and expense	(51)	(95)	(201)	(528)
Interest expense	159	193	482	396
Total expense and other income	7,064	6,676	21,818	19,759

Income from continuing operations before income taxes	3,895	3,280	10,907	9,001
Provision for income taxes	1,071	918	2,999	2,534
Income from continuing operations	2,824	2,362	7,907	6,467

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS – (continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2008	2007	2008	2007
Discontinued operations
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income	$2,824	$2,361	$7,907	$6,466

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.05	$1.68	$5.68	$4.42
Discontinued operations	—	(0.00)	—	(0.00)
Total	$2.05	$1.68	$5.68	$4.42

Basic:
Continuing operations	$2.09	$1.72	$5.79	$4.50
Discontinued operations	—	(0.00)	—	(0.00)
Total	$2.09	$1.72	$5.79	$4.50

Weighted-average number of common shares outstanding: (millions)

Assuming dilution	1,379.1	1,405.8	1,393.1	1,463.1

Basic	1,350.7	1,371.4	1,366.7	1,436.0

Cash dividends per common share	$0.50	$0.40	$1.40	$1.10

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
ASSETS

(Dollars in millions)	At September 30, 2008	At December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$9,755	$14,991
Marketable securities	1	1,155
Notes and accounts receivable – trade (net of allowances of $225 in 2008 and $241 in 2007)	9,964	11,428
Short-term financing receivables (net of allowances of $305 in 2008 and $296 in 2007)	13,912	16,289
Other accounts receivable (net of allowances of $52 in 2008 and $13 in 2007)	1,063	1,072
Inventories, at lower of average cost or market:
Finished goods	677	668
Work in process and raw materials	2,323	1,996
Total inventories	3,000	2,664
Deferred taxes	1,778	1,687
Prepaid expenses and other current assets	4,714	3,891
Total current assets	44,187	53,177

Plant, rental machines and other property	39,012	38,584
Less: Accumulated depreciation	24,353	23,503
Plant, rental machines and other property — net	14,659	15,081
Long-term financing receivables (net of allowances of $136 in 2008 and $58 in 2007)	10,855	11,603
Prepaid pension assets	18,773	17,417
Intangible assets — net	3,048	2,107
Goodwill	18,861	14,285
Investments and sundry assets	5,526	6,761
Total assets	$115,910	$120,431

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	At September 30,	At December 31,
(Dollars in millions except per share amounts)	2008	2007
Liabilities and Stockholders’ Equity:
Current liabilities:
Taxes	$2,497	$3,673
Short-term debt	16,181	12,235
Accounts payable	6,770	8,054
Compensation and benefits	4,426	4,645
Deferred income	9,555	9,802
Other accrued expenses and liabilities	5,324	5,901
Total current liabilities	44,752	44,310

Long-term debt	18,232	23,039
Retirement and nonpension postretirement benefit obligations	13,582	13,582
Deferred income	2,881	3,060
Other liabilities	8,944	7,970
Total liabilities	88,391	91,962

Stockholders’ equity:

Common stock - par value $0.20 per share and additional paid-in capital	38,874	35,188
Shares authorized: 4,687,500,000
Shares issued: 2008 – 2,095,054,797 2007 – 2,057,607,421
Retained earnings	66,600	60,640

Treasury stock - at cost	(73,571)	(63,945)
Shares: 2008 – 751,596,811 2007 – 672,373,283

Accumulated gains and (losses) not affecting retained earnings	(4,384)	(3,414)

Total stockholders’ equity	27,519	28,470

Total liabilities and stockholders’ equity	$115,910	$120,431

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

(Dollars in millions)	2008	2007
Cash flow from operating activities from continuing operations:
Net Income	$7,907	$6,467
Loss from discontinued operations	—	(1)
Adjustments to reconcile income from continuing operations to cash provided from operating activities:
Depreciation	3,144	2,989
Amortization of intangibles	985	875
Stock-based compensation	501	539
Net gain on asset sales and other	(353)	(302)
Changes in operating assets and liabilities, net of acquisitions/divestitures	7	376

Net cash provided by operating activities from continuing operations	12,191	10,943

Cash flow from investing activities from continuing operations:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,951)	(2,870)
Investment in software	(555)	(669)
Acquisition of businesses, net of cash acquired	(6,017)	(718)
Divestiture of businesses, net of cash transferred	71	310
Non-operating finance receivables — net (1)	203	298
Purchases of marketable securities and other investments (1)	(4,260)	(19,795)
Proceeds from sale of marketable securities and other investments (1)	5,103	17,672

Net cash used in investing activities from continuing operations	(8,405)	(5,773)

Cash flow from financing activities from continuing operations:
Proceeds from new debt (2)	8,251	19,813
Payments to settle debt (2)	(7,597)	(7,786)
Short-term (repayments)/borrowings less than 90 days — net	(1,523)	371
Common stock repurchases	(9,838)	(18,357)
Common stock transactions — other	3,658	3,433
Cash dividends paid	(1,916)	(1,593)

Net cash used in financing activities from continuing operations	(8,964)	(4,119)

Effect of exchange rate changes on cash and cash equivalents	(58)	230
Net cash used in discontinued operations - operating activities	—	(9)
Net change in cash and cash equivalents	(5,236)	1,273

Cash and cash equivalents at January 1	14,991	8,022

Cash and cash equivalents at September 30	$9,755	$9,295

(1) Non-operating finance receivables — net represents net cash flows from short-term commercial financing arrangements (terms generally 30 to 90 days) with dealers and remarketers of predominantly non-IBM products. Amounts previously presented gross within Purchases/Proceeds of marketable securities and other investments.

(2) Reclassified from September 30, 2007 presentation. See “Consolidated Statement of Cash Flows” on page 64 of the 2007 IBM Annual Report for additional information.

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

2. Accounting Changes:  In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which will become effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company will adopt the FSP in fiscal year 2009. Upon implementation, the company does not expect a material impact on diluted and basic EPS. The implementation of the FSP is expected to decrease diluted EPS by $0.01 for the third-quarter 2008 and by $0.03 for the nine months ended September 30, 2008. Basic EPS is expected to decrease by $0.01 for the third-quarter 2008 and by $0.04 for the nine months ended September 30, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the consolidated financial results as it is disclosure-only in nature.

In February 2008, the FASB issued FSP Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on the Consolidated Financial Statements. See Note 6 on pages 13 and 14 for additional information regarding SFAS No. 157.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The company adopted this Statement as of January 1, 2008 but has not applied the fair value option to any eligible assets or liabilities. Thus, the adoption of this Statement did not affect the Consolidated Financial Statements.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1, FSP FAS 157-2 and FSP FAS 157-3 as previously described. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the Consolidated Financial Statements for fair value measurements made during the nine months ended September 30, 2008. While the adoption of this Statement did not have a material impact on its Consolidated Financial Statements, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, such as private market pension plan assets, and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis. See Note 6 on pages 13 and 14 for additional information regarding the adoption of this Statement.

Notes to Consolidated Financial Statements – (continued)

3. Stockholders’ Equity: The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$2,824	$2,361	$7,907	$6,466
Gains and (losses) not affecting retained earnings (net of tax):
Foreign currency translation adjustments	(2,000)	325	(1,543)	675
Prior service costs, net gains/(losses) and transition assets/(obligations)	128	252	404	722
Net unrealized (losses)/gains on marketable securities (1)	(102)	84	(278)	131
Net unrealized gains/(losses) on cash flow hedge derivatives	596	(178)	447	(140)
Total net (losses) and gains not affecting retained earnings	(1,378)	484	(970)	1,388
Net income plus gains and (losses) not affecting retained earnings	$1,446	$2,845	$6,938	$7,853

(1) Sale of Lenovo stock and mark-to-market adjustments of remaining Lenovo stock accounted for a loss of $98 million and a $87 million gain for third quarter of 2008 and 2007, and a loss of $267 million and a gain of $139 million in the first nine months of 2008 and 2007, respectively.

4. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
Cost	$29	$41	$88	$131
Selling, general and administrative	116	122	368	357
Research, development and engineering	15	15	44	52
Other (income) and expense	—	—	—	(1)
Pre-tax stock-based compensation cost	160	177	501	539
Income tax benefits	(58)	(45)	(168)	(188)
Total stock-based compensation cost	$103	$132	$333	$351

The reduction in pre-tax stock-based compensation cost for the three months ended September 30, 2008, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($41 million), partially offset by an increase related to restricted and performance-based stock units ($21 million).  The reduction in pre-tax stock-based compensation cost for the nine months ended September 30, 2008, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($160 million), partially offset by an increase related to restricted and performance-based stock units ($114 million). The effects on pre-tax stock-based compensation cost related to the formation of a joint venture based on the company’s Printing Systems Division are included in Other (income) and expense above and in the Consolidated Statement of Earnings for the nine-months period ended September 30, 2007.

As of September 30, 2008, the total unrecognized compensation cost of $1,159 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at September 30, 2008 and 2007.

For Restricted Stock Units (RSUs) awarded after December 31, 2007, dividend equivalents will not be paid. The fair value of such RSUs is determined and fixed on the grant date based on the company’s stock price adjusted for the exclusion of dividend equivalents.

Notes to Consolidated Financial Statements – (continued)

5. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income from continuing operations before income taxes.

For the three months ended September 30:	2008	2007	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$288	$557	(48.3)%
Nonpension postretirement plans cost	93	97	(4.0)
Total	$381	$654	(41.7)%

For the nine months ended September 30:	2008	2007	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$939	$1,631	(42.4)%
Nonpension postretirement plans cost	278	294	(5.4)
Total	$1,217	$1,925	(36.8)%

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

	U.S. Plans			Non-U.S. Plans
For the three months ended September 30:	2008	2007		2008	2007
(Dollars in millions)
Service cost	$—	$186		$137	$149
Interest cost	669	646		500	441
Expected return on plan assets	(994)	(926)		(676)	(627)
Amortization of transition assets	—	—		—	(1)
Amortization of prior service cost	—	15		(32)	(30)
Recognized actuarial losses	66	170		150	229
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(259)*	91	*	78 **	161 **
Cost of other defined benefit plans	25	34		54	46
Total net periodic pension (income)/cost for all defined benefit plans	(234)	125		132	207
Cost of defined contribution plans	254	102		136	123
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$20	$227		$268	$330

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

Notes to Consolidated Financial Statements – (continued)

	U.S. Plans			Non-U.S. Plans
For the nine months ended September 30:	2008	2007		2008	2007
(Dollars in millions)
Service cost	$—	$559		$413	$414
Interest cost	2,006	1,939		1,524	1,248
Expected return on plan assets	(2,983)	(2,778)		(2,071)	(1,844)
Amortization of transition assets	—	—		—	(2)
Amortization of prior service cost	—	45		(100)	(92)
Recognized actuarial losses	199	510		460	660
Net periodic pension (income)/cost—U.S. Plan and material non-U.S. Plans	(778)*	275	*	225 **	384 **
Cost of other defined benefit plans	75	96		170	212
Total net periodic pension (income)/cost for all defined benefit plans	(703)	371		395	596
Cost of defined contribution plans	828	315		420	349
Total retirement plan cost recognized in the Consolidated Statement of Earnings	$125	$686		$814	$945

*   Represents the qualified portion of the IBM Personal Pension Plan.

** Represents the qualified and non-qualified portion of material non-U.S. Plans.

In 2008, the company expects to contribute to its non-U.S. defined benefit plans approximately $660 million, which is the legally mandated minimum contribution for its non-U.S. plans. Total contributions to the non-U.S. plans in the first nine months of 2008 were $425 million.

On April 29, 2008, the IBM Board of Directors approved a pension adjustment for certain U.S. retirees and beneficiaries. Effective September 1, 2008, this adjustment provided a pension increase to approximately 42,000 retirees who retired before January 1, 1997. The impact of this adjustment will be included in the IBM Personal Pension Plan remeasurement at December 31, 2008, therefore, there will be no impact to 2008 net periodic pension cost.

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$14	$16	$41	$50
Interest cost	78	78	234	233
Amortization of prior service cost	(15)	(15)	(46)	(45)
Expected return on plan assets	(2)	—	(6)	—
Recognized actuarial losses	2	4	7	16
Net periodic post retirement plan cost — U.S. Plan	77	83	230	254
Cost of non-U.S. Plans	16	14	48	40
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$93	$97	$278	$294

Notes to Consolidated Financial Statements – (continued)

The company received a $13.7 million subsidy in the third quarter and $33.9 million for the first nine months of 2008 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 115 in the company’s 2007 Annual Report.

6. Fair Value:  As highlighted in Note 2 on page 8, the company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and  FSP FAS 157-2 on January 1, 2008, and FSP FAS 157-3 on October 10, 2008. Pursuant to the provisions of FSP FAS 157-2, the company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the Consolidated Statement of Financial Position: Plant, rental machines and other property-net; Goodwill; Intangible assets-net; and, the Asset retirement obligation liabilities within Other accrued expenses and liabilities and Other liabilities. The company recorded no change to its opening balance of Retained earnings as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

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

Notes to Consolidated Financial Statements – (continued)

• Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

Items Measured at Fair Value on a Recurring Basis

The following table presents the company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

(Dollars in millions)	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$60	$6,555	$—	$—	$6,615
Derivative assets (2)	37	1,400	—	(452)	985
Investments and sundry assets	250	1	—	—	251
Total Assets	$347	$7,956	$—	$(452)	$7,851

Liabilities:
Derivative liabilities (3)	$—	$1,044	$—	$(452)	$592
Total Liabilities	$—	$1,044	$—	$(452)	$592

(1)

Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts,” and credit risk adjustments, if material.

(2)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2008 are $941 million and $496 million, respectively.

(3)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2008 are $734 million and $309 million, respectively.

At September 30, 2008, the company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis and are included in the table above can also be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired.  The company did not record any other-than-temporary impairment charges for these assets during the first nine months of 2008.

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

Notes to Consolidated Financial Statements – (continued)

8. Acquisitions: During the nine months ended September 30, 2008, the company completed 13 acquisitions at an aggregate cost of $6,451 million. The Cognos, Inc. and Telelogic, AB acquisitions are shown separately given their significant purchase prices.

Cognos, Inc. (Cognos) – On January 31, 2008, the company acquired 100 percent of the outstanding common shares of Cognos for consideration of $5,021 million consisting of $4,998 million of cash and $24 million of equity instruments. Through this acquisition, IBM and Cognos will become a leading provider of technology and services for business intelligence and performance management, delivering the industry’s most complete, open standards-based platform with the broadest range of expertise to help companies expand the value of their information, optimize their business processes and maximize performance across their enterprises. The company acquired Cognos to accelerate its Information on Demand strategy, a cross-company initiative that combines the company’s strength in information integration, content and data management and business consulting services to unlock the business value of information. Cognos was integrated into the Software segment upon acquisition, and goodwill, as reflected in the table on page 16 has been entirely assigned to the Software segment. It is expected that 20-30 percent of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets acquired, excluding goodwill, is 6.5 years.

Telelogic, AB (Telelogic) – On April 3, 2008, IBM acquired 100 percent of the outstanding common shares of Telelogic for cash consideration of $885 million. Telelogic is a leading global provider of solutions for automating and supporting best practices across the enterprise from powerful modeling of business processes and enterprise architectures to requirements-driven development of advanced systems and software. Telelogic’s solutions enable organizations to align product, systems and software development lifecycles with business objectives and customer needs to dramatically improve quality and predictability, while significantly reducing time-to-market and overall costs. Clients will benefit from the combined technologies and services of both companies, providing them a wider range of software and system development capabilities used to build complex systems. Telelogic was integrated into the Software segment upon acquisition, and goodwill, as reflected in the table on page 16 has been entirely assigned to the Software segment. None of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets acquired, excluding goodwill, is 7.0 years.

Other Acquisitions – The company acquired 11 additional companies at an aggregate cost of $544 million that are presented in the table on page 16 as “Other Acquisitions.”

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

Systems and Technology completed two acquisitions in the second quarter: Diligent Technologies Corporation and Platform Solutions, Inc (PSI), both privately held companies. Diligent will be an important component of IBM’s New Enterprise Data Center model, which helps clients improve IT efficiency and facilitates the rapid deployment of new IT services for future business growth. PSI’s technologies and skills, along with its intellectual capital, will be integrated into the company’s mainframe product engineering cycles and future product plans. In the second quarter, $24 million of the purchase price of PSI was attributed to the fair value of a dismissed claim from a preexisting lawsuit between IBM and PSI and recorded in SG&A expense. See note 14 on page 20 for additional information regarding this litigation. Also, the company recorded a $24 million In-Process Research and Development (IPR&D) charge related to this acquisition in the second quarter.

Purchase price consideration for the “Other Acquisitions” was paid all in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

Notes to Consolidated Financial Statements – (continued)

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2008.

(Dollars in millions)	Amortization Life (yrs.)	Cognos*	Telelogic*	Other Acquisitions*
Current assets		$506	$238	$35
Fixed assets/noncurrent		125	11	16
Intangible assets:
Goodwill	N/A	4,189	663	444
Completed technology	3 – 7	534	108	47
Client relationships	3 – 7	512	127	11
IPR&D	N/A	—	—	24
Other	3 – 7	78	15	20
Total assets acquired		5,944	1,162	597
Current liabilities		(797)	(222)	(65)
Noncurrent liabilities		(126)	(54)	(13)
Total liabilities assumed		(923)	(277)	(77)
Settlement of preexisting litigation		—	—	24
Total purchase price		$5,021	$885	$544

* Purchase price allocation at September 30, 2008 reflects immaterial adjustments from the June 30, 2008 balances.

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. For the “Other Acquisitions,” the overall weighted-average life of the identified amortizable intangible assets acquired is 5.0 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $444 million has been assigned to the Software ($122 million), Global Technology Services ($84 million) and Systems and Technology ($239 million) segments. Substantially, all of the goodwill related to “Other Acquisitions” is not deductible for tax purposes.

On July 28, 2008, the company announced it signed a memorandum of understanding to launch a tender offer to acquire ILOG, a publicly held company. ILOG will add business rules management, optimization and visualization technology to the software portfolio. The estimated purchase price is approximately $333 million. This offer is subject to approval from ILOG shareholders and all necessary regulatory clearances.

9. Printing Systems Divestiture:  In January 2007, the company announced an agreement with Ricoh Company Limited (Ricoh), a publicly traded company, to form a joint venture company based on IBM’s Printing System Division (a division of the Systems and Technology segment). The company initially created a wholly-owned subsidiary, InfoPrint Solutions Company, LLC (InfoPrint), by contributing specific assets and liabilities from its printer business. The Printing System Division generated approximately $1 billion of revenue in 2006. The InfoPrint portfolio includes solutions for production printing for enterprises and commercial printers as well as solutions for office workgroup environments and industrial segments. On June 1, 2007 (closing date), the company divested 51 percent of its interest in InfoPrint to Ricoh.  The company will divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At September 30, 2008, the company’s ownership in InfoPrint was 28.5 percent. See IBM’s 2007 Annual Report, Note C, “Acquisitions/Divestitures”, for additional information.

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following schedule details the company’s intangible asset balances by major asset class:

	At September 30, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,905	$(850)	$1,055
Client-related	1,597	(621)	976
Completed technology	1,133	(281)	851
Patents/Trademarks	193	(65)	128
Other(1)	167	(128)	39
Total	$4,995	$(1,946)	$3,048

	At December 31, 2007
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,926	$(826)	$1,100
Client-related	1,054	(495)	559
Completed technology	536	(194)	342
Strategic alliances	103	(103)	—
Patents/Trademarks	128	(61)	67
Other(1)	154	(115)	39
Total	$3,901	$(1,794)	$2,107

(1)	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems and impacts from currency translation.

The net carrying amount of intangible assets increased $941 million during the first nine months of 2008, primarily due to acquired intangible assets and capitalized software additions, partially offset by amortization. The aggregate intangible asset amortization expense was $331 million and $985 million for the third quarter and first nine months of 2008, respectively, versus $295 million and $875 million for the third quarter and first nine months ended September 30, 2007, respectively. In addition, in the first nine months of 2008, the company retired $818 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2008:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2008 (for Q4)	$194	$134	$328
2009	568	490	1,058
2010	248	402	650
2011	45	349	394
2012	—	283	283

Notes to Consolidated Financial Statements – (continued)

The changes in the goodwill balances by reportable segment, for the nine months ended September 30, 2008, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/07	Additions	Adjustments	Divestitures	Adjustments	9/30/08
Global Business Services	$4,041	$—	$(1)	$(16)	$(106)	$3,920
Global Technology Services	2,914	84	(3)	—	(146)	2,846
Systems and Technology	484	239	9	—	(1)	731
Software	6,846	4,973	(71)	—	(384)	11,363
Global Financing	—	—	—	—	—	—
Total	$14,285	$5,295	$(67)	$(16)	$(636)	$18,861

There were no goodwill impairment losses recorded during the first nine months of 2008.

11. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2008	2007
Current:
Net investment in sales-type leases	$4,354	$4,746
Commercial financing receivables	4,507	6,263
Client loans receivables	4,518	4,652
Installment payment receivables	534	629
Total	$13,912	$16,289
Noncurrent:
Net investment in sales-type leases	$5,860	$6,085
Commercial financing receivables	98	113
Client loans receivables	4,483	4,931
Installment payment receivables	415	474
Total	$10,855	$11,603

Net investment in sales-type leases is for leases that relate principally to the company’s equipment and are for terms ranging from two to seven years. Net investment in sales-type leases includes unguaranteed residual values of $916 million and $915 million at September 30, 2008 and December 31, 2007, respectively, and is reflected net of unearned income of $1,040 million and $1,016 million and of allowance for uncollectible accounts of $161 million and $127 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $358 million and $258 million at September 30, 2008 and December 31, 2007, respectively.

The company did not have any financing receivables held for sale as of September 30, 2008 and December 31, 2007.

Notes to Consolidated Financial Statements – (continued)

12. Segments: The tables on pages 65 and 66 of this Form 10-Q reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount. Different results could occur if actuarial assumptions that are unique to each segment were used. Segment performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

13. Restructuring-Related Liabilities: The following table provides a rollforward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second-quarter of 2005; (2) the fourth-quarter 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second-quarter 2002 actions associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) actions taken in 1999; and (6) actions that took place prior to 1994. See the company’s 2007 Annual Report, Note Q on pages 99 and 100 for additional information on the actions taken in 2005.

(Dollars in millions)	Liability as of 12/31/2007	Payments	Other adjustments*	Liability as of 9/30/2008
Current:
Workforce	$130	$(100)	$45	$75
Space	30	(39)	39	30
Other	7	—	—	7
Total Current	$167	$(139)	$84	$112

Noncurrent:
Workforce	$557	$—	$(47)	$510
Space	74	—	(39)	35
Total Noncurrent	$631	$—	$(87)	$544

*	The other adjustments column in the table above principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

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

In July 2005, two lawsuits were filed in the United States District Court for the Southern District of New York related to the company’s disclosures concerning first-quarter 2005 earnings and the expensing of equity compensation. Pursuant to an Order from the Court dated March 28, 2006, the two lawsuits were consolidated into a single action captioned “In re International Business Machines Corp. Securities Litigation.” Plaintiffs filed a corrected consolidated amended complaint dated May 19, 2006, in which they named the company and IBM’s Senior Vice President and Chief Financial Officer as defendants and alleged that defendants made certain misrepresentations and omissions in violation of Section 10(b), and Rule 10b-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. On September 20, 2006, the Court denied a Motion to Dismiss that was filed by IBM. On March 12, 2007, the plaintiffs’ class was certified; class notifications were mailed on or about May 30, 2007. On May 30, 2008, the Court granted preliminary approval of a settlement of this action. On September 9, 2008, the court granted final approval of the settlement. Class members did not file an appeal of the court’s judgment prior to the deadline. Therefore, the judgment is final.

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

The company is a defendant in numerous actions filed after January 1, 2008 in the Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities including any changes to such liabilities for the quarter ended September 30, 2008, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

15. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,643 million and $3,702 million at September 30, 2008 and December 31, 2007, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $4,187 million and $3,654 million at September 30, 2008 and December 31, 2007, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $23 million at September 30, 2008 and December 31, 2007, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

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

Standard Warranty Liability

(Dollars in millions)	2008	2007
Balance at January 1	$412	$582
Current period accruals	294	331
Accrual adjustments to reflect actual experience	37	(23)
Charges incurred	(373)	(478)
Balance at September 30	$370	$412

The decrease in the balance was primarily driven by a reduction in estimated future cost as a result of the divestiture of the Personal Computing business to Lenovo Group Limited (Lenovo) in April 2005.

Notes to Consolidated Financial Statements – (continued)

Extended Warranty Liability

(Dollars in millions)	2008	2007
Aggregate deferred revenue at January 1	$409	$131
Revenue deferred for new extended warranty contracts	230	206
Amortization of deferred revenue	(87)	(51)
Other (a)	(15)	5
Aggregate deferred revenue at September 30	$536	$291

Current	$249	$116
Noncurrent	287	175
Aggregate deferred revenue at September 30	$536	$291

(a) Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events:  On October 28, 2008, the company announced that the Board of Directors approved a quarterly dividend of $0.50 per common share. The dividend is payable December 10, 2008 to stockholders of record on November 10, 2008.

On October 15, 2008, the company issued $4.0 billion of 5, 10 and 30 year bonds. See “Debt” on page 48 for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008*

Snapshot

(Dollars in millions except per share amounts)

			Yr. To Yr.
			Percent/
			Margin
Three months ended September 30:	2008	2007	Change
Revenue	$25,302	$24,119	4.9	%**
Gross profit margin	43.3%	41.3%	2.0	pts.
Total expense and other income	$7,064	$6,676	5.8%
Total expense and other income to revenue ratio	27.9%	27.7%	0.2	pts.
Provision for income taxes	$1,071	$918	16.6%
Income from continuing operations	$2,824	$2,362	19.6%
Net income	$2,824	$2,361	19.6%
Net income margin	11.2%	9.8%	1.4	pts.
Earnings per share from continuing operations:
Assuming dilution	$2.05	$1.68	22.0%
Basic	$2.09	$1.72	21.5%
Weighted average shares outstanding:
Assuming dilution	1,379.1	1,405.8	(1.9)%
Basic	1,350.7	1,371.4	(1.5)%

*

The following Results of Continuing Operations discussion does not include the hard disk drive (HDD) business that the company sold to Hitachi, Ltd. on December 31, 2002. The HDD business was accounted for as a discontinued operation under generally accepted accounting principles. There were no losses from Discontinued Operations in the third quarter and first nine months of 2008 and a $1 million loss in the third quarter and the first nine months of 2007.

**	1.7 percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the third quarter, in a challenging economic environment, the company delivered solid financial results. Total revenue increased 4.9 percent as reported, 1.7 percent adjusted for currency, versus the third quarter of 2007. Pre-tax income from continuing operations was $3,895 million, up 18.7 percent compared to the prior year. Diluted earnings per share from continuing operations was $2.05, an increase of 22.0 percent year to year.

The company has been executing a strategy that has two major elements. In the emerging markets, the company continues to invest to capture opportunities created from the build out of the public and private infrastructures in these economies. In the more established markets, the company has been focused on driving productivity and improving efficiency while delivering transformational solutions that provide high value to its clients.

The company’s focus on productivity has yielded a more efficient cost and expense structure. The company benefited from these structural changes in the third quarter delivering improved margins while revenue growth slowed in major markets.

In addition, the company’s solid base of annuity businesses provide a good revenue foundation and a steady source of profit and cash. The company has built these businesses over many years and they provide the company with advantages in the current economic environment.

The company’s balance sheet and liquidity positions remain strong. At September 30, 2008, cash on hand was approximately $10 billion; in addition, the company issued $4 billion in long-term debt on October 15, 2008 and continues to have access to a $10 billion global credit facility.

The company’s third quarter financial results demonstrate that the combination of a solid annuity base, investments for growth in emerging markets, a continued focus on productivity, a range of products and services that deliver value to clients and a strong balance sheet and liquidity position enable the company to be well positioned in the current environment.

Total geographic revenue increased 6.0 percent (3 percent adjusted for currency) compared to the third quarter of 2007. Americas revenue increased 2.9 percent (2 percent adjusted for currency), Europe increased 10.1 percent (4 percent adjusted for currency) and Asia Pacific increased 5.8 percent (1 percent adjusted for currency). In the more established countries, which the company manages through its major markets organization, U.S. revenue growth was 1 percent and Canada increased 6 percent, adjusted for currency. In Europe, revenue adjusted for currency, increased 8 percent in Spain, 3 percent in the U.K. and 2 percent in Germany, France and Italy, respectively. Japan revenue, adjusted for currency, decreased 5 percent.

The company focuses on the emerging markets through its new growth markets organization. These countries represented 19 percent of the company’s geographic revenue in the quarter and grew 12.7 percent (10 percent adjusted for currency). A subset of these countries, Brazil, Russia, India and China, together grew 18.7 percent (12 percent adjusted for currency). The increase was driven by double-digit growth in India of 23.7 percent (33 percent adjusted for currency), Brazil 27.9 percent (13 percent adjusted for currency) and Russia 51.4 percent (51 percent adjusted for currency).

On a segment basis, Software had the best revenue growth (11.8 percent), leveraging a strong annuity base and acquisitions. Global Technology Services revenue increased 8.5 percent, while Global Business Services revenue improved by 6.8 percent versus the third quarter of 2007, both driven by good short-term signings performance. Systems and Technology revenue decreased 9.5 percent, as this segment was most impacted by a slowdown in transactions at the end of the quarter. Total Systems revenue declined 6.5 percent in the third quarter, with growth in System z and converged System p partially offset by declines in System x and legacy System i. Global Financing revenue increased 1.7 percent reflecting an improvement in financing revenue of 6.1 percent, offset by a decline in used equipment sales.

The gross profit margin was 43.3 percent, an increase of 2.0 points, primarily due to improved margins in Global Business Services (0.9 points of the increase), Global Technology Services (0.8 points of the increase) and improved segment revenue mix (0.4 points of the increase) driven by Software.  These improvements were partially offset by a lower margin in Systems and Technology which impacted the overall margin by 0.4 points.

Total expense and other income increased 5.8 percent (2 percent adjusted for currency) for the third quarter of 2008 versus the third quarter of 2007. Overall, the increase was driven by approximately 4 points due to the effects of currency and 5 points due to acquisitions, with operational expense improving year to year.

The company’s effective tax rate for the third quarter of 2008 was 27.5 percent versus 28.0 percent in the third quarter of 2007.

The company generated $3,738 million in cash flow provided by operating activities, a decrease of $746 million, compared to the third quarter of 2007, primarily driven by changes in operating assets and liabilities ($996 million), partially offset by increased net income ($462 million). Net cash used in investing activities of $1,496 million was $1,708 million lower than the third quarter of 2007, primarily due to net impact of purchases and sales of marketable securities and other investments ($1,002 million) and acquisitions ($351 million). Net cash used in financing activities of $1,881 million was $2,770 million higher, primarily due to increased common stock repurchases ($2,522 million) in the third quarter of 2008 versus the third quarter of 2007.

In the third-quarter 2008, total Global Services signings decreased 4 percent year to year to $12,675 million ($11,124 million adjusted for currency, down 5 percent). Short-term signings were $6,097 million, an increase of 13 percent year to year (8 percent adjusted for currency). Long-term signings were $6,578 million, a decrease of 16 percent (15 percent adjusted for currency). The estimated Global Services backlog, at constant currency, was $114 billion at September 30, 2008, down  $2 billion versus the June 30, 2008 balance and down $2 billion versus the September 30, 2007 balance.

(Dollars in millions except per share amounts)

			Yr. To Yr.
			Percent/
			Margin
Nine months ended September 30:	2008	2007	Change
Revenue	$76,623	$69,920	9.6	%**
Gross profit margin	42.7%	41.1%	1.6	pts.
Total expense and other income	$21,818	$19,759	10.4%
Total expense and other income to revenue ratio	28.5%	28.3%	0.2	pts.
Provision for income taxes	$2,999	$2,534	18.4%
Income from continuing operations	$7,907	$6,467	22.3%
Net income	$7,907	$6,466	22.3%
Net income margin	10.3%	9.2%	1.1	pts.
Earnings per share from continuing operations:
Assuming dilution	$5.68	$4.42	28.5%
Basic	$5.79	$4.50	28.7%
Weighted average shares outstanding:
Assuming dilution	1,393.1	1,463.1	(4.8)%
Basic	1,366.7	1,436.0	(4.8)%

	9/30/08	12/31/07
Assets	$115,910	$120,431	(3.8)%
Liabilities	$88,391	$91,962	(3.9)%
Equity	$27,519	$28,470	(3.3)%

**	3.7 percent adjusted for currency

For the first nine months of 2008, total revenue increased 9.6 percent as reported, 3.7 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $10,907 million, a 21.2 percent increase compared to the first nine months of 2007. Diluted earnings per share from continuing operations was $5.68, reflecting a 28.5 percent improvement year to year.

Americas revenue increased 6.5 percent (5 percent adjusted for currency), Europe increased 15.2 percent (5 percent adjusted for currency) and Asia Pacific increased 11.8 percent (3 percent adjusted for currency) in the first nine months of 2008. In the established countries, U.S. revenue growth was 4 percent and Canada increased 6 percent, adjusted for currency. In Europe, revenue adjusted for currency, increased 9 percent in Spain, 4 percent in the U.K., 3 percent in Italy, 2 percent in France and 2 percent in Germany. Japan revenue decreased 3 percent adjusted for currency year to year.

Across the geographies, aggregate revenue from the growth market countries increased 17.2 percent (12 percent adjusted for currency) in the first nine months of 2008 and represented approximately 18 percent of the company’s geographic revenue. Revenue in the key growth countries of Brazil, Russia, India and China together grew 25.0 percent (15 percent adjusted for currency) in the first nine months of 2008 versus the first nine months of 2007.

The increase in year-to-date revenue was driven by double digit growth in the Global Services segments. Global Technology Services revenue increased 13.5 percent, while Global Business Services revenue improved by 13.8 percent.  Software revenue increased 14.2 percent, led by branded middleware and contributions from acquisitions. Systems and Technology revenue decreased 4.5 percent primarily driven by weaker performance in Microelectronics OEM, legacy System i, System x and the impact of the prior year printer divestiture, partially offset by increased revenue for the new z10 mainframe and growth in converged System p servers and Storage. Total Systems revenue growth was 1.9 percent in the first nine months. Global Financing revenue increased 3.6 percent reflecting an improvement in financing revenue, offset by a decline in used equipment sales.

The gross profit margin was 42.7 percent, an increase of 1.6 points, primarily due to improved margins in Global Technology Services (0.8 points of the increase), improved segment revenue mix driven by Software (0.2 points of the increase), improved margins in Global Business Services (0.5 points of the increase) and improved margins in Systems and Technology (0.1 points of the increase).

Total expense and other income increased 10.4 percent (4 percent adjusted for currency) for the first nine months of 2008 versus the first nine months of 2007. Overall, the increase was driven by approximately 6 points due to the effects of currency and 5 points due to acquisitions, with operational expenses lower year-to-year.

The effective tax rate for the first nine months of 2008 was 27.5 percent versus 28.2 percent for the comparable period in 2007.

The company generated $12,191 million in cash flow provided by operating activities, an increase of $1,247 million, compared to the first nine months of 2007, primarily driven by increased net income ($1,440 million), partially offset by decreases in changes in operating assets and liabilities ($370 million). Net cash used in investing activities of $8,405 million was $2,632 million higher than the first nine months of 2007, primarily due to the Cognos and Telelogic acquisitions ($5,299) million, partially offset by the net impact of purchases and sales of marketable securities and other investments ($2,966 million). Net cash used in financing activities of $8,964 million was $4,845 million higher year to year, primarily due to net payments associated with debt ($13,267 million), partially offset by lower payments to repurchase common stock ($8,519 million).

Total assets decreased $4,521 million (decreased $1,723 million adjusted for currency) from December 31, 2007, primarily driven by lower cash and marketable securities ($6,391 million), lower financing receivables ($3,124 million), lower accounts receivable ($1,472 million) and lower investments and sundry assets ($1,235 million). These decreases were partially offset by increases in goodwill ($4,576 million) and intangible assets ($941 million)  primarily due to the Cognos and Telelogic acquisitions, prepaid pension assets ($1,356 million) and prepaid expenses and other current assets ($823 million). The company had $9,755 million in cash and marketable securities at September 30, 2008.

Total liabilities decreased $3,570 million (decreased $2,509 million adjusted for currency) from December 31, 2007, primarily due to accounts payable ($1,285 million), taxes ($1,176 million), debt ($861 million), other accrued expenses and liabilities ($577 million) and deferred income ($427 million). These decreases were partially offset by an increase in other liabilities ($974 million).

Stockholders’ equity of $27,519 million decreased $951 million from December 31, 2007, primarily due to increased treasury stock ($9,626 million) as a result of common stock repurchases, partially offset by higher retained earnings ($5,959 million) due to net income and common stock ($3,686 million) driven by stock option activity.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2008 versus the third quarter and first nine months of 2007 reportable segment external revenue and gross margin results.

(Dollars in millions)

For the three months ended September 30:	2008	2007	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$9,864	$9,093	8.5%		5.0%
Gross margin	32.7%	30.6%	2.1	pts.
Global Business Services	4,900	4,586	6.8%		3.5%
Gross margin	27.4%	22.9%	4.5	pts.
Systems and Technology	4,431	4,898	(9.5)%		(11.2)%
Gross margin	36.2%	38.5%	(2.4	)pts.
Software	5,249	4,694	11.8%		7.7%
Gross margin	84.7%	84.2%	0.5	pts.
Global Financing	633	623	1.7%		(1.2)%
Gross margin	49.1%	44.6%	4.5	pts.
Other	224	225	(0.4)%		(3.3)%
Gross margin	15.7%	2.7%	13.0	pts.
Total revenue	$25,302	$24,119	4.9%		1.7%
Gross profit	$10,959	$9,956	10.1%
Gross margin	43.3%	41.3%	2.0	pts.

(Dollars in millions)

For the nine months ended September 30:	2008	2007	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$29,640	$26,106	13.5%		7.1%
Gross margin	31.9%	29.9%	2.0	pts.
Global Business Services	14,918	13,108	13.8%		7.1%
Gross margin	26.1%	23.7%	2.4	pts.
Systems and Technology	13,862	14,520	(4.5)%		(8.3)%
Gross margin	37.3%	36.9%	0.4	pts.
Software	15,670	13,723	14.2%		7.9%
Gross margin	84.4%	84.3%	0.2	pts.
Global Financing	1,900	1,834	3.6%		(1.6)%
Gross margin	51.8%	47.2%	4.6	pts.
Other	633	630	0.6%		(4.1)%
Gross margin	0.6%	11.2%	(10.6	)pts.
Total revenue	$76,623	$69,920	9.6%		3.7%
Gross profit	$32,725	$28,760	13.8%
Gross margin	42.7%	41.1%	1.6	pts.

       The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Global Technology Services	39.3%	38.1%	39.0%	37.7%
Global Business Services	19.5	19.2	19.6	18.9
Total Global Services	58.9	57.2	58.6	56.6
Systems and Technology	17.7	20.5	18.2	21.0
Global Financing	2.5	2.6	2.5	2.6
Total Systems and Technology/Global Financing	20.2	23.1	20.7	23.6
Software	20.9	19.6	20.6	19.8
Total	100.0%	100.0%	100.0%	100.0%

Global Services

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Global Services Revenue:	$14,764	$13,679	7.9%
Global Technology Services	$9,864	$9,093	8.5%
Strategic Outsourcing	5,084	4,729	7.5
Integrated Technology Services	2,329	2,096	11.1
Maintenance	1,815	1,712	6.0
Business Transformation Outsourcing	636	556	14.5
Global Business Services	$4,900	$4,586	6.8%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Global Services Revenue:	$44,559	$39,214	13.6%
Global Technology Services	$29,640	$26,106	13.5%
Strategic Outsourcing	15,278	13,632	12.1
Integrated Technology Services	6,894	6,054	13.9
Maintenance	5,515	4,859	13.5
Business Transformation Outsourcing	1,956	1,561	25.3
Global Business Services	$14,918	$13,108	13.8%

The company’s Global Services segments, Global Technology Services and Global Business Services, had combined revenue of $14,764 million, an increase of 7.9 percent (4 percent adjusted for currency) in the third quarter and $44,559 million, an increase of 13.6 percent (7 percent adjusted for currency) in the first nine months of 2008, respectively, when compared to same periods of 2007. Revenue growth in the quarter continued to be driven primarily by short-term signings performance, but as expected, the rate of growth slowed compared to strong revenue growth in both segments in third-quarter 2007. In third-quarter 2008, total Global Services signings decreased 4 percent year to year to $12,675 million ($11,124 million adjusted for currency, down 5 percent). Short-term signings were $6,097 million, an increase of 13 percent year to year (8 percent adjusted for currency). Short-term signings increased in both the growth markets and the major markets with cost savings continuing to be the primary motivator. Long-term signings were $6,578 million, a decrease of 16 percent (15 percent adjusted for currency) compared to strong signings in the third quarter of 2007. Long-term signings declined in the major markets in the quarter, while long-term signings in the growth markets increased approximately 60 percent. The Global Services segments leveraged very strong margin performance and delivered combined pre-tax profit of $1,913 million in the third quarter and $5,111 million in the first nine months of 2008, an improvement of 23.5 percent and 28.6 percent, respectively, versus the same periods of 2007. The strong profit performance is a function of the quality of the segments  contracts portfolio and ongoing programs to drive operational efficiencies and structural changes to the services cost base.

Global Technology Services (GTS) revenue increased 8.5 percent (5 percent adjusted for currency) and 13.5 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the third quarter and first nine months of 2007. Total signings in GTS decreased 8 percent (7 percent adjusted for currency) in the third quarter of 2008, with long-term signings decreasing 17 percent (14 percent adjusted for currency) and short-term signings increasing 19 percent (14 percent adjusted for currency).

Strategic Outsourcing (SO) revenue was up 7.5 percent (4 percent adjusted for currency) in the third quarter and 12.1 percent (5 percent adjusted for currency) in the first nine months of 2008, respectively, versus the same periods in 2007. Revenue increased 21 percent in the third quarter in the growth markets; however growth in the major markets moderated in the quarter due to a number of large contracts reaching a comparable year-over-year revenue basis and the impact of the lower level of long-term signings over the last few quarters. SO signings in the third quarter of 2008 decreased 19 percent (16 percent adjusted for currency) when compared to the third quarter of 2007.

Integrated Technology Services (ITS) revenue increased 11.1 percent (8 percent adjusted for currency) in the third quarter and 13.9 percent (8 percent adjusted for currency) in the first nine months of 2008 when compared to the same periods in 2007. Revenue growth continues to be driven by the key infrastructure offerings. ITS signings in the third quarter increased 19 percent (14 percent adjusted for currency) year to year. Signings were strong in the key infrastructure offerings and grew in all geographies and all sectors.

Maintenance revenue increased 6.0 percent (2 percent adjusted for currency) and 13.5 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively versus the same periods in the prior year. As expected, revenue growth moderated in the quarter due to the transfer of the Ricoh Infoprint maintenance contract.

Business Transformation Outsourcing (BTO) revenue increased 14.5 percent (15 percent adjusted for currency) in the third quarter and was up 25.3 percent (23 percent adjusted for currency) for the first nine months of 2008. BTO signings, which can vary significantly period-to-period, increased 14 percent (15 percent adjusted for currency) in the third quarter.

Global Business Services (GBS) revenue increased 6.8 percent (3 percent adjusted for currency) and 13.8 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the prior year periods. Revenue growth in the quarter was impacted by declines in two countries, Japan and Australia. When combined, these two countries were down 13 percent adjusted for currency while the remainder of GBS was up 8 percent adjusted for currency. Total signings in GBS increased 1 percent (decreased 3 percent adjusted for currency) in the third quarter of 2008. Short-term signings increased 10 percent (5 percent adjusted for currency) with increases in Europe and Asia Pacific partially offset by decreases in the Americas. Long-term signings decreased 16 percent (18 percent adjusted for currency) compared to a strong third quarter of 2007, which increased more than 85 percent versus the prior year.

(Dollars in millions)

			Yr. To Yr.
			Percent/
			Margin
For the three months ended September 30:	2008	2007	Change
Global Services gross profit:
Global Technology Services:
Gross profit	$3,222	$2,781	15.9%
Gross profit margin	32.7%	30.6%	2.1	pts.
Global Business Services:
Gross profit	1,342	1,051	27.7%
Gross profit margin	27.4%	22.9%	4.5	pts.

(Dollars in millions)

			Yr. To Yr.
			Percent/
			Margin
For the nine months ended September 30:	2008	2007	Change
Global Services gross profit:
Global Technology Services
Gross profit	$9,443	$7,795	21.1%
Gross profit margin	31.9%	29.9%	2.0	pts.
Global Business Services
Gross profit	3,888	3,102	25.4%
Gross profit margin	26.1%	23.7%	2.4	pts.

GTS gross profit increased 15.9 percent in the third quarter and 21.1 percent in the first nine months of 2008 compared to the same periods of 2007, with gross profit margins improving 2.1 points and 2.0 points, respectively, year to year. Segment pre-tax profit increased 15.6 percent to $1,189 million, with a pre-tax margin of 11.6 percent in the third quarter of 2008, up 0.8 points versus third-quarter 2007. Pre-tax profit in the first nine months of 2008 increased 27.0 percent to $3,171 million, with a pre-tax margin of 10.3 percent, an improvement of 1.2 points year to year. The margin expansion was driven primarily by an improved cost structure, a mix to higher value offerings in ITS and year-to-year savings in retirement-related costs.

GBS gross profit increased 27.7 percent in the third quarter and 25.4 percent for the first nine months of 2008 compared to the same periods in 2007, with gross profit margins improving 4.5 points and 2.4 points, respectively, year to year. Segment pre-tax profit increased 38.9 percent to $724 million, with a pre-tax margin of 14.0 percent in the third quarter of 2008, an expansion of 3.3 points year to year. Approximately 2 points of the margin improvement was driven by better resource utilization, pricing and cost and expense management with the remainder attributable to lower retirement-related costs. Pre-tax profit in the first nine months of 2008 increased 31.4 percent to $1,940 million, with a pre-tax margin of 12.4 percent, an increase of 1.8 points versus the first nine months of 2007.

Global Services Signings

The tables below present Global Services signings at actual currency and constant currency rates. Signings at actual currency rates provide investors a better view of how these signings will convert to services revenue and provides better comparability to other companies in the industry who report signings using actual rates.

(At Actual Currency Rates)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
GTS Signings:
Long term	$5,147	$6,174	$16,226	$16,642
Short term	2,403	2,017	7,423	6,442
Total	$7,551	$8,191	$23,648	$23,084

GBS Signings:
Long term	$1,430	$1,695	$4,226	$4,601
Short term	3,694	3,360	12,101	10,573
Total	$5,124	$5,055	$16,327	$15,174

(At Constant Currency Rates)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
GTS Signings:
Long term	$4,563	$5,306	$13,760	$14,682
Short term	2,075	1,826	6,347	5,828
Total	$6,638	$7,132	$20,107	$20,511

GBS Signings:
Long term	$1,336	$1,624	$3,751	$4,439
Short term	3,150	3,009	10,249	9,556
Total	$4,486	$4,633	$14,000	$13,996

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

Systems and Technology

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Systems and Technology Revenue:	$4,431	$4,898	(9.5)%
System z			25.1
System p			7.4
System i			(81.9)
System x			(20.4)
Storage			(3.4)
Retail Store Solutions			(24.4)
Total Systems			(6.5)
Microelectronics OEM			(26.8)

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Systems and Technology Revenue:	$13,862	$14,520	(4.5)%
System z			23.4
System p			12.8
System i			(51.2)
System x			(10.3)
Storage			5.8
Retail Store Solutions			(9.7)
Total Systems			1.9
Microelectronics OEM			(22.0)
Printing Systems			nm

nm - not meaningful

       Systems and Technology revenue decreased 9.5 percent (down 11 percent adjusted for currency) and declined 4.5 percent (8 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the same periods in 2007. On June 1, 2007, the company completed the divestiture of its printing business. Systems and Technology revenue, excluding the divested printing business, decreased 1.9 percent (6 percent adjusted for currency) for the first nine months of 2008 versus the comparable period in 2007. See Note 9 on page 16 for additional information regarding this divestiture.  Total Systems revenue decreased 6.5 percent (8 percent adjusted for currency) and increased 1.9 percent (down 3 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, compared to the prior year periods.

       System z revenue increased 25.1 percent and 23.4 percent (22 percent and 17 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the third quarter and first nine months of 2007, respectively. In the third quarter, System z had double digit revenue growth across all geographies, with clients in emerging markets also leveraging this platform’s stability and efficiency. MIPS (millions of instructions per second) shipments increased 49 percent and 33 percent in the third quarter and first nine months of 2008 versus the third quarter and first nine months of 2007, respectively, reflecting strength in both traditional and specialty workloads. Specialty MIPS increased over 120 percent in the third quarter as clients exploit the capabilities of System z to bring new Linux and Java applications to this highly efficient and cost effective platform. System z continues to perform well, even in a tough environment, due to its ability to consolidate the workloads done by many different servers onto a single, virtualized platform.

       Converged System p revenue increased 7.4 percent and 12.8 percent (6 percent and 9 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the third quarter and first nine months of 2007, respectively, reflecting solid demand for the company’s virtualization and energy-saving capabilities. The revenue growth was primarily driven by midrange servers which increased 21 percent and 47 percent in the third quarter and first nine months of 2008 versus the same periods in 2007 and high-end servers which increased 19 percent in the third quarter and were essentially flat in the first nine months of 2008 versus the third quarter and first nine months of 2007, respectively.

       Legacy System i revenue decreased 81.9 percent and 51.2 percent (82 percent and 54 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the same periods in 2007, respectively, as the company transitions the System i customer base to the converged POWER platform within System p.

       System x revenue decreased 20.4 percent and 10.3 percent (22 percent and 15 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the third quarter and first nine months of 2007. System x server revenue declined 18 percent and 8 percent in the third quarter and first nine months of 2008 versus the comparable periods of 2007, respectively. Blades revenue decreased 8 percent and increased 8 percent in the third quarter and first nine months of 2008 versus the third quarter and first nine months of 2007, respectively. The third quarter declines were primarily driven by sales execution issues, a competitive pricing environment and a continuation of the slowdown in the x86 market.

       Storage revenue decreased 3.4 percent and increased 5.8 percent (down 5 percent and up 1 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the comparable periods in 2007. Total disk revenue increased 1 percent and 9 percent in the third quarter of 2008 and the first nine months of 2008 versus the third quarter and first nine months of 2007, respectively. These increases were driven by growth in Enterprise Disk (1 percent and 11 percent for the periods) on continued strong demand for the DS8000 product, driven by the strong System z performance. Tape revenue declined 11 percent in the third quarter of 2008 and was essentially flat for the first nine months of 2008 versus the comparable periods of 2007, respectively. The decline in the third quarter was due primarily to clients deciding to purchase additional media to expand the utilization of their existing devices rather than commit to new capital purchases.

Microelectronics OEM revenue decreased 26.8 percent and 22.0 percent (27 percent and 22 percent adjusted for currency), for the third quarter and first nine months of 2008, respectively, versus the comparable periods of 2007. The primary mission of this business is to provide leadership technology for the systems business, as demonstrated during the first nine months of 2008 in the new z10 mainframe and POWER6 systems.

Retail Stores Solutions revenue decreased 24.4 percent and 9.7 percent (26 percent and 13 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the same periods in 2007, respectively. The decline in the third quarter was primarily driven by a very strong compare to the third quarter of 2007 and the weakening economic conditions in the retail market.

(Dollars in millions)

			Yr. to Yr.
			Percent/
			Margin
For the three months ended September 30:	2008	2007	Change
Systems and Technology:
Gross profit	$1,602	$1,886	(15.1)%
Gross profit margin	36.2%	38.5%	(2.4	)pts.

(Dollars in millions)

			Yr. to Yr.
			Percent/
			Margin
For the nine months ended September 30:	2008	2007	Change
Systems and Technology:
Gross profit	$5,177	$5,363	(3.5)%
Gross profit margin	37.3%	36.9%	0.4	pts.

      The decreases in gross profit for the third quarter and first nine months of 2008 versus the same periods of 2007 were primarily due to the decreases in revenue in System x, legacy System i and Microelectronics OEM.

       Overall, gross margin in the third quarter decreased by 2.4 points versus the prior year.  This decrease was driven by margin declines in System x, System z and Microelectronics which impacted the overall margin by 3.0 points, 1.7 points and 1.6 points, respectively.  Offsetting these margin declines was a revenue mix benefit of 2.9 points due to a shift in revenue towards System z and margin improvement in converged System p which impacted the overall margin by 0.6 points.   For the first nine months of 2008, gross margin increased 0.4 points compared to the first nine months of 2007. This increase was driven by a revenue mix benefit of 3.0 points towards System z and margin improvement in converged System p and Storage which impacted overall margins by 0.8 points and 0.2 points. Offsetting this were margin declines in System z, Microelectronics and System x which impacted overall margins by 1.7 points, 1.2 points and 1.0 points, respectively.

       Systems and Technology’s pre-tax income decreased 21.7 percent in the third quarter, and increased 5.0 percent for the first nine months when compared to the prior year. Pre-tax margin decreased 1.0 points in the third quarter and increased 0.5 points for the first nine months, respectively, versus the prior year periods.

Software

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Software Revenue:	$5,249	$4,694	11.8%
Middleware:	$4,065	$3,627	12.1%
Key Branded Middleware:	2,849	2,477	15.0
WebSphere Family			4.0
Information Management			26.1
Lotus			9.6
Tivoli			1.5
Rational			23.1
Other middleware	1,216	1,150	5.7
Operating systems	594	564	5.2
Product Lifecycle Management	221	233	(5.2)
Other	369	270	36.8

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Software Revenue:	$15,670	$13,723	14.2%
Middleware:	$12,127	$10,547	15.0%
Key Branded Middleware:	8,497	7,167	18.5
WebSphere Family			10.1
Information Management			27.6
Lotus			15.7
Tivoli			6.6
Rational			21.7
Other middleware	3,630	3,380	7.4
Operating systems	1,715	1,654	3.7
Product Lifecycle Management	736	743	(0.9)
Other	1,092	779	40.2

       Software segment revenue increased 11.8 percent (8 percent adjusted for currency) to $5,249 million and 14.2 percent (8 percent adjusted for currency) to $15,670 million in the third quarter and first nine months of 2008, respectively, versus the same periods in 2007, reflecting contributions from a strong annuity base as well as acquisitions.

       Revenue from Key Branded Middleware increased 15.0 percent (11 percent adjusted for currency) in the third quarter of 2008 and 18.5 percent (12 percent adjusted for currency) in the first nine months of 2008, compared to the same periods in 2007 and represented 54 percent of total software segment revenue. Customer demand continues to be focused on software products that generate short-term returns and improve operational efficiency.

        Revenue from the WebSphere Family of products increased 4.0 percent (flat adjusted for currency) and 10.1 percent (4 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the same periods in 2007.  Revenue growth in the quarter was impacted by the slowing growth in the U.S. and Europe, although revenue growth increased in Asia Pacific. Revenue performance in the nine month period continues to be driven by double-digit growth in WebSphere Application Servers and WebSphere Integration software.

Information Management revenue increased 26.1 percent and 27.6 percent (22 percent and 21 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, reflecting strong demand for the company’s relational database products.  Revenue from the Cognos acquisition was also a key driver of the growth in both the quarter and the nine month period.

Lotus revenue increased 9.6 percent (6 percent adjusted for currency) and 15.7 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, versus the same periods in 2007 as customers continue to invest to improve their workforce efficiency and drive effective global teaming. Lotus Notes revenue continued to increase and advanced collaboration technologies had strong growth in the quarter. This was the 16th consecutive quarter of revenue growth from Lotus software.

Tivoli revenue increased 1.5 percent (decreased 1 percent adjusted for currency) and 6.6 percent (1 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  Revenue growth in the quarter was impacted by the slowing growth in the U.S. and Europe, however revenue growth increased in Asia Pacific. Double digit growth in Tivoli Security and Storage Management products continue to drive the year-to-date revenue performance in the brand.

Rational revenue increased 23.1 percent and 21.7 percent (20 percent and 15 percent adjusted for currency) in the third quarter and first nine months of 2008 versus the comparable prior year periods driven by the Telelogic acquisition. With the addition of Telelogic, Rational now provides a common framework for software and systems delivery across a client’s business.

Operating systems product revenue increased 5.2 percent (1 percent adjusted for currency) and 3.7 percent (decreased 2 percent adjusted for currency) in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007. Revenue growth was led by System z and converged System p operating systems software.

       Other software segment revenue increased 36.8 percent (32 percent adjusted for currency) in the third quarter and 40.2 percent (33 percent adjusted for currency) in the first nine months of 2008 when compared to the same periods of 2007, reflecting continued growth in software-related services.

(Dollars in millions)

			Yr. to Yr.
			Percent/
			Margin
For the three months ended September 30:	2008	2007	Change
Software:
Gross profit	$4,447	$3,954	12.5%
Gross profit margin	84.7%	84.2%	0.5	pts.

(Dollars in millions)

			Yr. to Yr.
			Percent/
			Margin
For the nine months ended September 30:	2008	2007	Change
Software:
Gross profit	$13,230	$11,564	14.4%
Gross profit margin	84.4%	84.3%	0.2	pts.

       The annuity nature of the Software business provides a predictable and growing stream of profit and cash for the company. Software segment gross profit increased 12.5 percent to $4,447 million for the third quarter and 14.4 percent to $13,230 million for the first nine months of 2008, driven primarily by revenue growth. Gross profit margin was 84.7 percent in the third quarter, an increase of 0.5 points year to year and was 84.4 percent in the first nine months, up 0.2 points year to year.

      The Software segment contributed $1,527 million of pre-tax profit in the third quarter of 2008, an increase of 19.0 percent, and $4,286 million in the first nine months, an increase of 20.1 percent, when compared to the same periods of 2007. The segment pre-tax profit margin was 25.9 percent and 24.2 percent in the third quarter and first nine months of 2008, up 1.5 points and 1.1 points, respectively, versus the prior year periods. Revenue growth and productivity, partially offset by acquisition-related items, drove the pre-tax income and margin improvements.

Global Financing

See page 52 for a discussion of Global Financing’s revenue and gross profit.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Total Revenue	$25,302	$24,119	4.9%
Geographies:	$24,628	$23,229	6.0%
Americas	10,503	10,205	2.9
Europe/Middle East/Africa	8,933	8,117	10.1
Asia Pacific	5,192	4,907	5.8
OEM	$673	$890	(24.4)%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Total Revenue	$76,623	$69,920	9.6%
Geographies:	$74,547	$67,350	10.7%
Americas	31,353	29,447	6.5
Europe/Middle East/Africa	27,552	23,908	15.2
Asia Pacific	15,642	13,994	11.8
OEM	$2,076	$2,570	(19.3)%

       Geographic revenue increased 6.0 percent (3 percent adjusted for currency) to $24,628 million in the third quarter of 2008 when compared to the third quarter of 2007. Adjusted for currency, growth was led by Europe which increased 4 percent, while Americas was up 2 percent and Asia Pacific was up 1 percent.  Revenue from the company’s growth markets organization increased 12.7 percent (10 percent adjusted for currency) while growth in the more established major markets slowed to 5 percent (1 percent adjusted for currency).

Americas revenue increased 2.9 percent (2 percent adjusted for currency) in the third quarter. Canada increased 5.8 percent (6 percent adjusted for currency), Latin America increased 20.7 percent (12 percent adjusted for currency) while U.S.  growth slowed to 1.1 percent.

Europe/Middle East/Africa (EMEA) revenue increased 10.1 percent (4 percent adjusted for currency) in the third quarter of 2008 when compared to the third quarter of 2007.  In the major countries, Germany revenue increased 11.8 percent (2 percent adjusted for currency), France increased 10.7 percent (2 percent adjusted for currency), Italy increased 11.6 percent (2 percent adjusted for currency), Spain increased 18.1 percent (8 percent adjusted for currency) while the U.K. decreased 3.6 percent as reported (increased 3 percent adjusted for currency).

Asia Pacific revenue increased 5.8 percent (1 percent adjusted for currency) in the third quarter of 2008 versus the prior year third quarter. Adjusted for currency, growth was led by the India, Australia/New Zealand, South Korea and ASEAN regions. Japan increased 3.6 percent as reported, but decreased 5 percent adjusted for currency.

Across the geographies, aggregate revenue from the countries comprising the company’s growth markets organization increased 12.7 percent (10 percent adjusted for currency) in the third quarter of 2008 and represented approximately 19 percent of the company’s geographic revenue. The company has been investing heavily in these emerging markets to capture the opportunities to build out public and private infrastructures. The BRIC countries, a subset of the growth markets, together grew 18.7 percent (12 percent adjusted for currency), led by double-digit growth in India of 23.7 percent (33 percent adjusted for currency), Brazil 27.9 percent (13 percent adjusted for currency) and Russia 51.4 percent (51 percent adjusted for currency). China revenue increased 2.9 percent as reported but decreased 4 percent adjusted for currency due primarily to greater than anticipated delays in IT spending, attributed to the country’s focus on the Summer Olympics. The company believes the fundamental growth opportunity in China continues to be compelling and continues to invest in capabilities to capture the growth.

In the third quarter, within total geographic revenue, there were several industry sectors which significantly impacted the company’s overall revenue results. Public sector revenue increased 8.6 percent (6 percent adjusted for currency) driven primarily by government and healthcare industries. Within the government business, the U.S. increased 7.5 percent, and in the growth markets, revenue grew 39.0 percent (33 percent adjusted for currency) as governments in these markets are utilizing technology as a key enabler for national development. The Industrial sector lagged overall performance, increasing 1.7 percent (down 2 percent adjusted for currency) as concerns with the credit markets and margin pressures impacted short-term spending decisions.

Worldwide Financial Services sector revenue increased 7.0 percent (2 percent adjusted for currency). U.S. revenue decreased 1.0 percent, slightly better than the second quarter decline of 2.2 percent. Outside of the U.S., where the company generates over 75 percent of this sector’s revenue, third quarter revenue increased 9.8 percent (4 percent adjusted for currency). Overall, approximately 60 percent of the Financial Services sector revenue is in annuity businesses.

Geographic revenue for the first nine months of 2008 increased 10.7 percent (5 percent adjusted for currency) to $74,547 million versus the same period of 2007. Adjusted for currency, revenue growth was led by Europe and the Americas. Revenue from the company’s growth markets organization increased 17.2 percent (12 percent adjusted for currency) and revenue from the more established major markets grew 9.4 percent (3 percent adjusted for currency).

Americas revenue for the first nine months of 2008 was $31,353 million, an increase of 6.5 percent (5 percent adjusted for currency) when compared to the same period of 2007. The U.S. increased 4.1 percent, Canada increased 13.8 percent (6 percent adjusted for currency) and Latin America increased 23.2 percent (11 percent adjusted for currency).

EMEA revenue was $27,552 million, up 15.2 percent (5 percent adjusted for currency) in the first nine months of 2008 versus the same period in 2007. Revenue increased in all major countries with Spain up 23.1 percent (9 percent adjusted for currency), Italy 16.3 percent (3 percent adjusted for currency), France 16.0 percent (2 percent adjusted for currency), Germany 16.2 percent (2 percent adjusted for currency) and the U.K. 1.4 percent (4 percent adjusted for currency).

Asia Pacific revenue increased 11.8 percent (3 percent adjusted for currency) to $15,642 million in the first nine months of 2008 when compared to the first nine months of 2007.  Revenue increased in all geographic regions and was led by the performance in the emerging markets of India (increased 33.3 percent as reported, 34 percent adjusted for currency), China (increased 15.2 percent as reported, 8 percent adjusted for currency), South Korea (increased 5.7 percent as reported, 15 percent adjusted for currency) and Australia (increased 16.3 percent as reported, 5 percent adjusted for currency). Japan increased  9.1 percent as reported, but decreased 3 percent adjusted for currency.

Across the geographies, aggregate revenue from the emerging markets increased 17.2 percent (12 percent adjusted for currency) in the first nine months of 2008 and represented approximately 18 percent of the company’s geographic revenue. Revenue in the BRIC countries of Brazil, Russia, India and China together grew 25.0 percent (15 percent adjusted for currency) in the first nine months of 2008 versus the first nine months of 2007.

OEM revenue decreased 19.3 percent (20 percent adjusted for currency) in the first nine months of 2008 driven by reduced demand in the Microelectronics OEM business.

Expense

       The company continued to execute its investment strategy in the third quarter of 2008, aligning investments to growth opportunities on a global basis. The company also continues to focus on productivity improvements in its more established markets. The total expense and other income to revenue ratio was 27.9 percent and 28.5 percent for the third quarter and first nine months of 2008 versus 27.7 percent and 28.3 percent for the third quarter and first nine months of 2007, respectively. Total expense and other income increased 5.8 percent and 10.4 percent in the third quarter and first nine months of 2008, respectively. Overall, these increases were primarily driven by approximately 4 points and 6 points due to the effects of currency and approximately 5 points due to acquisitions for the third quarter and first nine months of 2008 versus the comparable periods in 2007, respectively.  Operational expense for the third quarter of 2008 improved by 4 points versus the third quarter of 2007, and by 1 point for the first nine months of 2008, when compared to the first nine months of 2007.

       For additional information regarding Total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions)

			Yr. To Yr.
			Percent
For the three months ended September 30:	2008	2007*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,843	$4,637	4.4%
Advertising and promotional expense	313	295	6.2
Workforce reductions – ongoing	80	60	34.2
Amortization expense – acquired intangibles	79	60	32.1
Retirement-related expense	86	147	(41.7)
Stock-based compensation	116	122	(4.9)
Bad debt expense	128	4	nm
Total	$5,644	$5,324	6.0%

* Reclassified to conform with 2008 presentation.

nm - not meaningful

(Dollars in millions)

			Yr. To Yr.
			Percent
For the nine months ended September 30:	2008	2007*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$15,284	$13,895	10.0%
Advertising and promotional expense	948	910	4.2
Workforce reductions – ongoing	265	261	1.3
Amortization expense – acquired intangibles	230	181	27.4
Retirement-related expense	275	445	(38.1)
Stock-based compensation	368	357	3.2
Bad debt expense	183	(5)	nm
Total	$17,553	$16,044	9.4%

* Reclassified to conform with 2008 presentation.

nm - not meaningful

       Total Selling, general and administrative (SG&A) expense increased 6.0 percent (3 percent adjusted for currency) and 9.4 percent (4 percent adjusted for currency), respectively, in the third quarter and first nine months of 2008 versus the same periods in 2007.  The increases in SG&A were primarily due to the effects of currency (3 points in the third quarter and 5 points in the first nine months of 2008) and acquisition related spending, predominantly for Cognos and Telelogic, which accounted for approximately 5 points of the increase for the third quarter and first nine months of 2008, respectively. In addition, bad debt expense increased in both the third quarter and first nine months of 2008 driven by additional specific accounts receivable reserves reflecting the current economic environment in many industries. This increased the company’s accounts receivable provision coverage to 2.0 percent, an increase of 50 basis points from the third quarter of 2007 and 30 basis points from June 30, 2008. These increases were partially offset by lower retirement-related expense in the third quarter ($61 million) and first nine months of 2008 ($170 million). See Note 5 on pages 11 to 13 and the caption “Retirement-Related Benefits” on page 42 for additional information.

Other (income) and expense

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007*	Change
Other (income) and expense:
Foreign currency transaction losses	$15	$38	(60.3)%
Losses on derivative instruments	131	20	nm
Interest income	(74)	(123)	(39.7)
Net gains from securities and investment assets	(42)	(3)	nm
Net realized gains from certain real estate activities	—	(1)	(108.3)
Other	(82)	(27)	204.4
Total	$(51)	$(95)	(46.0)%

* Reclassified to conform with 2008 presentation.

nm - not meaningful

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$125	$(8)	nm %
Losses on derivative instruments	280	143	95.5
Interest income	(286)	(389)	(26.5)
Net gains from securities and investment assets	(149)	(80)	85.6
Net realized gains from certain real estate activities	(23)	(15)	51.1
Other	(147)	(178)	(17.2)
Total	$(201)	$(528)	(61.9)%

* Reclassified to conform with 2008 presentation.

nm – not meaningful

       Other (income) and expense was income of $51 million and $95 million in the third quarter of 2008 and 2007, and income of $201 million and $528 million for the first nine months of 2008 and 2007, respectively. The decrease in income in the third quarter was primarily driven by increased losses ($112 million) on derivative instruments which hedge other foreign currency risks associated with recorded financial assets and liabilities. The company also hedges its major cross-border cash flows to mitigate the effect of currency volatility in its global cash planning, which also reduces volatility in the year-over-year results. The impact of these hedging programs is primarily reflected in Other (income) and expense, as well as cost of goods sold. The impact of losses from these cash flow hedges reflected in Other (income) and expense was $46 million, a decrease of $1 million year to year in the third quarter of 2008. The decrease in interest income in the third quarter was primarily driven by declining interest rates.

        The decrease in income for the first nine months of 2008 was primarily driven by foreign currency transaction losses of $133 million, lower interest income of $103 million primarily driven by lower interest rates and increased losses on derivative instruments of $137 million. The impact of losses from the major cross-border cash flow hedges reflected in Other (income) and expense was $277 million, an increase of $168 million year to year in the first nine months of 2008.

        In addition, net gains from securities and investments primarily reflect sales of Lenovo stock in the third quarter of 2008, and the first nine months of 2008 and 2007. As a result of the sales of shares, the company’s ownership in Lenovo declined to voting ownership of 4.7 percent at September 30, 2008.

Research, Development and Engineering

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Research, development and engineering	$1,579	$1,524	3.6%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Research, development and engineering	$4,809	$4,568	5.3%

The increase for the third quarter of 2008 was due to increased spending in Software ($87 million) primarily due to acquisitions. This increase was partially offset by lower spending in Systems and Technology ($6 million) and other unit spending ($25 million). The increase for the first nine months of 2008 was due to increased spending in Software ($245 million) primarily due to acquisitions and other unit spending ($38 million). This increase was partially offset by lower spending in Systems and Technology ($42 million).

Intellectual Property and Custom Development Income

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$26	$55	(52.3)%
Licensing/royalty-based fees	119	100	19.0
Custom development income	122	116	5.2
Total	$267	$270	(1.3)%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$63	$116	(45.9)%
Licensing/royalty-based fees	387	269	43.7
Custom development income	376	336	11.7
Total	$825	$721	14.4%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter or first nine months of 2008 and 2007.

Interest Expense

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Interest expense	$159	$193	(17.7)%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Interest expense	$482	$396	21.6%

The decrease in interest expense in the third quarter of 2008 versus the third quarter of 2007 was primarily due to lower interest rates.

The increase in interest expense for the first nine months of 2008 versus the same period of 2007 was primarily due to the increase in debt associated with the financing of the ASR agreements in 2007, partially offset by lower interest rates. See Note 7 on page 14 for additional information. Interest expense is presented in Cost of Financing in the Consolidated

Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 56 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the third quarter and first nine months of 2008 was $354 million and $1,067 million, a decrease of $39 million and an increase of $78 million, respectively, versus the prior year periods.

Retirement-Related Benefits

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included within the  cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$288	$557	(48.3)%
Nonpension postretirement plans cost	93	97	(4.0)
Total	$381	$654	(41.7)%

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$939	$1,631	(42.4)%
Nonpension postretirement plans cost	278	294	(5.4)
Total	$1,217	$1,925	(36.8)%

The company had income of $103 million and incurred costs of $332 million associated with its defined benefit pension plans for the third quarter of 2008 and 2007, respectively. The comparable amounts for the first nine months of 2008 and 2007 was income of $308 million and costs of $967 million, respectively. The decrease in cost was primarily driven by benefit accruals no longer being recorded for the IBM Personal Pension Plan, effective January 1, 2008, as well as by lower cost due to amortization of prior years’ actual return on assets exceeding expected return on assets and lower cost due to recognized actuarial losses. These decreases were partially offset by an increase in the cost of defined contribution plans of $166 million and $583 million in the third quarter and first nine months of 2008 versus the same periods of 2007. These increases in cost were primarily driven by pension redesign efforts, primarily in the IBM 401(k) Plus Plan in the U.S., effective January 1, 2008. See Note U, “Retirement-Related Benefits,” in the company’s 2007 Annual Report for additional information on these plan changes. The third quarter 2008 year-to-year decrease in total retirement-related cost impacted gross profit, SG&A expense, RD&E expense and Other (income) and expense by approximately $182 million, $61 million,  $25 million and $4 million, respectively . The first nine months decrease in total retirement-related cost impacted gross profit, SG&A expense, RD&E expense and Other (income) and expense by approximately $464 million, $170 million, $70 million and $4 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in higher value market segments. The following table presents the total acquired intangible asset amortization by reportable segment included in the referenced category in the Consolidated Statement of Earnings.

(Dollars in millions)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Cost:
Software (Sales)	$45	$22	101.8%
Global Technology Services (Services)	8	12	(30.6)
Systems and Technology (Sales)	2	—	nm
Selling, general and administrative	79	60	32.1
Total	$134	$95	43.0%

nm – not meaningful

(Dollars in millions)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Cost:
Software (Sales)	$129	$69	87.1%
Global Technology Services (Services)	25	30	(18.5)
Global Business Services (Services)	—	1	nm
Systems and Technology (Sales)	6	—	nm
Selling, general and administrative	230	181	27.4
Total	$390	$281	38.9%

nm – not meaningful

Taxes

       The effective tax rate for the third quarter of 2008 was 27.5 percent compared with an effective tax rate of 28.0 percent for the third quarter of 2007. The corresponding effective tax rate for the first nine months of 2008 was 27.5 percent versus 28.2 percent for the first nine months of 2007. The decline in the respective tax rates was due to a more favorable mix of income in lower tax jurisdictions, increased tax incentives and foreign tax credits associated with the foreign dividend repatriation, offset by a reduction in the U.S. research tax credit which expired in December 2007 and the absence of the gain associated with the sale of the printing business in 2007.

       During the second quarter of 2008, the company reached an agreement with the Internal Revenue Service (IRS) regarding claims for certain tax incentives.  The resolution of this matter resulted in a net reduction of the second quarter provision for income taxes of $281 million. Also during the second quarter, the company completed its analysis with respect to certain issues associated with recently issued U.S. tax regulations.  The review resulted in a reduction of the second quarter provision for income taxes of $200 million. The above benefits were predominately offset by a one-time tax cost associated with the intercompany transfer of certain intellectual property.

       The amount of unrecognized tax benefits at December 31, 2007 determined in accordance with FASB Interpretation  No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, increased by $299 million in the first nine months to $3,393 million. The amount of unrecognized tax benefits increased by $84 million during the third quarter of 2008. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2,675 million at September 30, 2008.

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

       The IRS commenced the audit of the company’s U.S. tax returns for 2004 and 2005 in the first quarter of 2007. The company anticipates that the IRS will complete its field examination of the company’s 2004-2005 income tax returns during the fourth quarter of 2008. As part of this examination, the IRS is reviewing the valuation placed on the transfer of certain intellectual property rights to a non-U.S. subsidiary. There may be a wide difference of views between the company and the IRS with respect to this and other similar transfers. At this time, the company believes that adequate amounts of tax and interest have been provided for any potential adjustments relating to these transfers. However, the ultimate liability for these transfers may vary from the amounts provided and is dependent on the outcome of the review by the IRS, negotiations and administrative proceedings.

       The company has certain foreign tax loss carryforwards that have not been reflected in the gross deferred tax asset balance. These losses, the potential tax benefit of which is approximately $1.1 billion, have not been recorded in the Consolidated Statement of Financial Position as the company has not determined if it will claim these losses. The company is currently evaluating whether to claim these losses and expects to make a decision within the next nine months.

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

			Yr. To Yr.
			Percent
For the three months ended September 30:	2008	2007	Change
Earnings per share from continuing operations:
Assuming dilution	$2.05	$1.68	22.0%
Basic	$2.09	$1.72	21.5%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,379.1	1,405.8	(1.9)%
Basic	1,350.7	1,371.4	(1.5)%

			Yr. To Yr.
			Percent
For the nine months ended September 30:	2008	2007	Change
Earnings per share from continuing operations:
Assuming dilution	$5.68	$4.42	28.5%
Basic	$5.79	$4.50	28.7%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,393.1	1,463.1	(4.8)%
Basic	1,366.7	1,436.0	(4.8)%

      Actual shares outstanding at September 30, 2008 was 1,343.5 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2008 was 26.7 million and 70.0 million lower than the same periods in 2007 primarily as a result of the company’s common share repurchase program.

Results of Discontinued Operations

       There was no loss from Discontinued Operations in the third quarter and first nine months of 2008 versus a $1 million loss in the third quarter and first nine months of 2007.

Financial Position

Dynamics

       At September 30, 2008, the company’s balance sheet and liquidity positions remain strong. Cash on hand was approximately $10 billion. At the close of the third quarter, the company had $4.5 billion of commercial paper outstanding, down $1.3 billion from December 31, 2007. The company continues to access the short-term commercial paper market at sub-LIBOR pricing in its normal tenors. On October 15, 2008, the company demonstrated substantial access to the term debt market by raising $4 billion in cash across five, ten and thirty year maturities. In addition, the company continues to have available a $10 billion global credit facility as back-up liquidity.

      The assets and debt associated with the Global Financing business are a significant part of IBM’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 52, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2008	2007
Current assets	$44,187	$53,177
Current liabilities	44,752	44,310
Working capital	$(565)	$8,867

Current ratio	0.99:1	1.20:1

       Working capital decreased $9,432 million compared to the year-end 2007 position primarily as a result of a decrease in current assets. The key drivers are described below:

       Current assets decreased $8,990 million, including a negative currency effect of $968 million, due to:

•                  A decrease of $6,391 million in cash and cash equivalents and marketable securities (see Cash Flow analysis on pages 46 and 47); and

•                  A decline of $3,849 million in short-term receivables driven by:

•                  a decrease of $3,136 million due to collections of higher year-end balances; and

•                  approximately $714 million negative currency effect.

•                  An increase of $823 million in prepaid expenses and other current assets primarily resulting from:

•                  an increase of $348 million in derivative assets primarily due to changes in foreign currency rates;

•                  an increase of $339 million primarily related to the pending ILOG acquisition;

•                  an increase of $147 million in prepaid software for services contracts; partially offset by

•                  approximately $127 million  negative currency effect.

•                  Growth of $337 million in inventory primarily driven by hardware sales performance at the end of the third quarter for Systems and Technology products.

•                  An increase of $90 million in deferred taxes primarily due to an increase in tax deductions expected to be realized within the next 12 months.

      Current liabilities increased $441 million, including a $656 million negative effect from currency, as a result of:

•                  An increase in short-term debt of $3,946 million primarily driven by;

•                  Reclasses of $8,405 million from long-term to short-term debt to reflect maturity dates; and

•                  $999 million in new debt issuances; partially offset by

•                  $3,941 million in payments and a $1,289 million reduction in commercial paper.

•                  A decrease in accounts payable of $1,285 million (including a negative currency effect of $150 million) and a decrease of $219 million (including a negative currency effect of $99 million) in compensation and benefits reflecting declines from typically higher year-end balances;

•                  A decrease of $1,176 million in taxes payable primarily due to income tax payments in the first nine months of 2008;

•                  A decrease of $577 million (including $103 million of negative currency effect) in other accrued expenses and liabilities primarily driven by;

•                  $190 million decrease in derivative liabilities primarily due to changes in foreign currency rates;

•                  $125 million decrease in taxes withheld from employees;

•                  $99 million decrease in infrastructure cost accruals; and

•                  $95 million decrease in accrued cost for services contracts.

•                  A decrease in deferred income of $247 million, which was primarily driven by negative effects of currency.

Cash Flow

      The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	Nine Months Ended September 30,
(Dollars in millions)	2008	2007
Net cash provided by/(used in) continuing operations:
Operating activities	$12,191	$10,943
Investing activities	(8,405)	(5,773)
Financing activities	(8,964)	(4,119)
Effect of exchange rate changes on cash and cash equivalents	(58)	230
Net cash used in discontinued operations	—	(9)
Net change in cash and cash equivalents	$(5,236)	$1,273

      Net cash from operating activities increased $1,247 million as compared to the first nine months of 2007 driven by the following key factors:

•                  Increase in net income of $1,440 million;

•                  Lower retirement-related plan funding of $458 million ($425 million in 2008 for non-U.S. plans versus $883 million in 2007: $500 million in the U.S. for retiree medical and $383 million funding for non-U.S. plans);

•                  An increase in cash provided by accounts receivable of $460 million driven by improved collections;

•                  A decrease in cash from deferred income of $592 million primarily driven by a prior year prepayment of future services related to the divestiture of the printing business; and

•                  A decrease in cash of $350 million driven by growth in inventory.

      Net cash used in investing activities increased $2,632 million driven by:

•                  An increase of $5,299 million utilized in acquisitions primarily driven by Cognos and Telelogic;

•                  A decrease of $239 million from divestitures; partially offset by

•                  The net impact of the purchases and sales of marketable securities and other investments which resulted in an increased source of cash of $2,966 million.

      Net cash used in financing activities increased $4,845 million as a result of:

•                  Increase of $13,267 million due to reduced debt issuances in 2008; and

•                  Increase of $323 million in cash dividends paid; partially offset by

•                  Lower common stock repurchases of $8,519 million driven by the prior year accelerated share repurchase; and

•                  Higher common stock transactions of $225 million driven by stock options.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2008	2007
Noncurrent assets	$71,723	$67,254
Long-term debt	18,232	23,039
Noncurrent liabilities (excluding debt)	25,407	24,612

       The increase in noncurrent assets of $4,469 million (including  $1,831 million negative currency effect) was driven by:

•                  An increase of $4,576 million in goodwill (including $636 million negative currency effect) and an increase of $941 million (including $78 million negative currency effect) in intangible assets - net was primarily driven by the  Cognos and Telelogic acquisitions; and

•                  An increase of $1,356 million (including $370 million negative currency effect) in prepaid pension assets; partially offset by

•                  A decrease of $747 million (including $271 million negative currency effect) in financing receivables primarily due to the collections of higher year-end balances in commercial financing;

•                  A decrease of $552 million in alliance investments primarily driven by the sale of Lenovo stock; and

•                  A decrease of $525 million in long-term marketable securities due to the liquidation of these investments.

       Long-term debt decreased $4,807 million primarily due to reclasses to short-term debt of $8,405 million, as certain instruments approach maturity, and payments of $3,679 million; offset by debt issuances of $7,320 million.

     Other noncurrent liabilities, excluding debt, increased $795 million primarily driven by:

•                  An increase in noncurrent deferred tax liabilities of $889 million;

•                  An increase of $553 million in income tax reserves reflecting current year additions related to unrecognized tax benefits; partially offset by

•                  A decrease of $228 million in noncurrent derivative liabilities; and

•                  A decrease of $180 million in noncurrent deferred income driven primarily by the negative effect of currency.

Debt

      The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2008	2007
Total company debt	$34,413	$35,274
Total Global Financing segment debt	$24,522	$24,532
Debt to support external clients	20,991	21,072
Debt to support internal clients	3,531	3,460

       Global Financing provides funding predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 56.

       Non-global financing debt decreased $851 million and the debt-to-capitalization ratio decreased to 29.1 percent from 30.0 percent at December 31, 2007. The company’s long-term debt-to-capitalization ratio objective is 20 to 30 percent. This ratio can vary from period to period as the company manages its global cash and debt positions.

       As previously discussed, on October 15, 2008, the company issued $4.0 billion of bonds with $1.4 billion with five-year maturities, $1.6 billion with 10 year maturities and $1.0 billion with 30 year maturities. The proceeds will be used for general corporate purposes.

Equity

       Stockholders’ equity decreased $951 million primarily as a result of a decrease related to net stock transactions of $5,940 million, driven by the company’s common stock repurchases which resulted in an increase in treasury stock at September 30, 2008, and a $970 million decrease in accumulated gains and losses not affecting retained earnings primarily driven by a decrease in foreign currency translation adjustments. These decreases were partially offset by a $5,959 million increase in retained earnings driven by net income ($7,907 million), partially offset by dividend payments ($1,916 million).

Looking Forward

      The following key drivers impacting IBM’s business are described in more detail in the 2007 IBM Annual Report on page 22.

•        Economic environment and corporate spending budgets

•        Internal business transformation and global integration initiatives

•        Innovation initiatives

•        Open standards

•        Investing in growth opportunities

      The company has a significant global presence, operating in 170 countries, with approximately 63 percent of its 2007 revenue and 65 percent of its revenue for the first nine months of 2008 generated outside the U.S. In addition, approximately 70 percent of the company’s employees are located outside the United States, including about 37 percent in Asia Pacific. This global reach gives the company access to markets, with well-established organizations and management systems who understand the clients and their challenges and who can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

       In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 roadmap is to generate earnings per share growth in the range of $9 to $10 per share, or 10 to 14 percent compound growth from 2006 through a combination of revenue growth, margin improvement, growth initiatives, acquisitions and effective capital deployment to fund growth and provide returns to stockholders through dividends and common stock repurchases. In addition to these elements, the company’s roadmap to the $10 to $11 per share range includes the projected benefit of retirement-related costs based on December 31, 2006 assumptions. Actual retirement-related costs will depend on several factors including financial market performance, the interest rate environment and actuarial assumptions. In March 2008, the company met again with investors and analysts and discussed the progress the company is making on its 2010 roadmap.

       The company’s performance in the first nine months of 2008 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals; however, the company measures the success of its business model over the long term, not any individual quarter or year. Earnings per share growth is dependent on a number of factors and may not be consistent throughout the periods. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

       In the emerging growth markets, the company will continue to invest for revenue growth and leadership. The company is focused on identifying growth opportunities and following a disciplined investment policy to capitalize on these opportunities. Through its investments, the company has developed extensive capabilities in emerging countries to capture these growth opportunities. In 2008, the company implemented a new organization and management structure that has increased its focus on these growth markets. The company expects these rapidly growing markets to drive revenue and profit growth in future periods. In the more established markets, the company will continue to drive productivity. The company will also continue its focus on internal business transformation and global integration activities. The company has made significant progress in its initiatives, but, there is additional opportunity going-forward to improve the company’s balance point. On-going initiatives in these areas have contributed to both gross margin improvement and operational expense improvement and are expected to provide additional productivity improvements going-forward.  Key focus areas include Global Technology Services service delivery, Integrated Supply Chain and integrated Global Support functions.

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

       The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. In July, the company announced that it plans to invest $1.5 billion to promote nanotechnology research and advanced semiconductor technology. In October, the company announced that it will open a new research facility in Shanghai, China that will focus on next-generation Internet applications and solutions for small and medium businesses.

       The continued investments in the Software segment have led to this business’ emergence as a strong source of revenue growth and the largest contributor to the company’s profit in 2007 and the first nine months of 2008. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. The key to continued Software growth stems from the ability to maintain and grow this industry-leading software business, and by continuing to capitalize on industry trends such as SOA and Information on Demand. The company expects to accomplish this through a combination of internal development and strategic acquisitions.  In July, the company announced an agreement to acquire ILOG, which will increase the company’s software capabilities. These products will be rapidly developed and integrated to bring continued value to clients.

       Within the Global Services business, revenue, profit growth and margin has improved and the company continues to see significant results from the targeted actions and investments it has made the last few years. The Global Services business enters the fourth quarter with strong executional momentum and with a signings backlog of $114 billion. The portfolio is strong with a complement of offerings and capabilities that deliver both high value and productivity to clients. The overall Global Services business is well positioned going forward to take advantage of profitable opportunities in the marketplace.

       In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER6, BladeCenter-S, high-performance computing, virtualization and energy efficiency. The transition to POWER6 technology was completed in the first half of 2008. The April product announcements in converged System p have provided momentum for this brand going-forward. Within Storage, the company has started to integrate the recently acquired (December 2007) XIV technologies into its portfolio. In October, the company announced a new entry-level System z10 business class mainframe targeted at midsize companies and clients in emerging markets focused on application development, server consolidation and a platform which can serve as the foundation of new enterprise data centers. The company also announced new Storage disk and tape products to work with the new mainframe.

              The company expects 2008 pre-tax retirement-related plan cost to be approximately $1.5 billion, a decrease of approximately $1.1 billion compared to 2007. This estimate reflects current pension plan assumptions, the impacts of pension plan redesign efforts and the fourth quarter termination of the Japan Career Choice Retirement Plan that will result in a one-time benefit of approximately $100 million. Through September 30, 2008, the year-to-date actual return on assets for the IBM Personal Pension Plan was (10.1) percent and for the company’s material non-U.S. defined benefit plans, the return on assets ranged from (12.0) to (19.0) percent. Consistent with accounting requirements, the company will remeasure its defined benefit pension plans at December 31, 2008. If pension plan returns on assets continue at the September 30, 2008 level, the company would experience a non-cash impact to its Consolidated Statement of Financial Position and Stockholder’s Equity. See the company’s 2007 Annual Report Note U, “Retirement-Related Benefits,” on page 105 for additional information.

       The company expects that its effective tax rate in 2008 will be approximately 27.5 percent. This rate is lower than the 2007 tax rate of 28.1 percent due to an expectation of a more favorable mix of income in lower tax jurisdictions, increased tax incentives and foreign tax credits associated with foreign dividend repatriation, offset by a reduction in tax credits. The rate may change period to period based on non-recurring events, such as the settlement of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       In 2007 and 2006, the company’s cash tax rate was approximately 18 percent and 16 percent, respectively.

       The company’s cash tax rate represents the amount of income taxes paid during the year over Income from continuing operations before income taxes. The cash tax rate differs from the company’s effective tax rate due to a number of variables including, but not limited to, certain items of income and expense that are recognized in different years for financial reporting purposes than for income tax purposes, differences in currency rates used in the translation of the non-U.S. income tax provision and income tax payments and current year cash tax payments or refunds that are related to prior years. The company anticipates that its cash tax rate may decrease for the current year as a result of additional tax credits.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At September 30, 2008, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer U.S. dollars than at year-end 2007. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2007 IBM Annual Report in Note K, “Derivatives and Hedging Transactions,” on pages 88 to 91.

       In the first nine months of 2008, the company’s revenue increased 9.6 percent as reported and 3.7 percent adjusted for currency. In the third quarter, revenue increased 4.9 percent as reported and 1.7 percent adjusted for currency. This currency benefit, which narrowed in the quarter, was driven from the company’s operations in currencies other than the U.S. dollar. The company’s expectation is that currency changes may have a negative impact on year-to-year revenue growth in the fourth quarter of 2008. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. Since the company operates in a very competitive environment, it believes that some of this currency-based cost advantage is passed on to the client in reduced price. Therefore, it is impractical to precisely quantify the impact of currency on these transactions and on consolidated net income. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, contributed approximately no more than 20 percent of total earnings per share growth in the third-quarter 2008. This hypothetical upper limit assumes that no currency benefit was passed through to clients in pricing actions or mitigated through sourcing actions.

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

Liquidity and Capital Resources

       In the company’s 2007 IBM Annual Report, on pages 44 to 46, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 44 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended or as of, as applicable, September 30, 2008, those amounts are $12.2 billion for net cash from operating activities, $9.8 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

      The major rating agencies’ ratings on the company’s debt securities at September 30, 2008 appear in the table below and remain unchanged from December 31, 2007. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

       The table appearing on page 45 of the 2007 IBM Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 7 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on pages 46 and 47, the following is the management view of cash flows for the first nine months of 2008 and 2007 prepared in a manner consistent with the table on page 45 of the 2007 IBM Annual Report:

(Dollars in millions)

For the nine months ended September 30:	2008	2007

Net cash from operating activities (Continuing Operations):	$12,191	$10,943
Less: Global Financing accounts receivable	2,252	2,246
Net cash from operating activities (Continuing Operations), excluding
Global Financing accounts receivable	9,938	8,697
Capital expenditures, net	(3,505)	(3,539)
Free cash flow (excluding Global Financing accounts receivable)	6,433	5,159
Acquisitions	(6,017)	(718)
Divestitures	71	310
Share repurchase	(9,838)	(18,357)
Dividends	(1,916)	(1,593)
Non-Global Financing debt	(1,384)	11,732
Other (includes Global Financing accounts receivable and Global Financing debt)	6,260	6,633
Change in cash, cash equivalents and short-term marketable securities	$(6,391)	$3,166

       Free cash flow for the first nine months of 2008 increased $1,274 million versus the first nine months of 2007. The improvement year to year was driven by the increase in net income and lower retirement-related plan funding, partially offset by an increase in inventory. There were several significant uses of cash in the first nine months of 2008 including the Cognos and Telelogic acquisitions and capital investments. Also, in the first nine months of 2008, $11.8 billion was returned to stockholders through dividends and share repurchases.

       In February, the company’s Board of Directors authorized $15 billion in additional funds for use in the company’s common stock repurchase program. At September 30, 2008, the company had approximately $6.3 billion of share repurchase authorization remaining.

       At December 31, 2007, the company had liabilities of $937 million, representing the fair value of derivative investments in qualifying net investment hedge relationships. During the first nine months of 2008, the company took actions to reduce hedge levels in some currencies. See the 2007 Annual Report, Note K, “Derivatives and Hedging Transactions,” for additional information. In the first nine months of 2008, the company had a use of cash in investing activities of $338 million related to these instruments. The company will reflect a use of cash in investing activities of $546 million for 2008 and estimates a use of cash of $481 million in 2009, related to these liabilities.

       Events that could temporarily change the historical cash flow dynamics discussed above include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or periods of severe and prolonged downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14 on pages 19 to 22 of this Form 10-Q. With respect to pension funding, the company is not quantifying any future impact from pension funding because it is not possible to predict future movements in the capital markets.

Global Financing

       Global Financing is a reportable segment within IBM that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view. The mission of Global Financing is to generate a strong return on equity and to facilitate client’s acquisition of IBM hardware, software and services.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in millions)	2008	2007	2008	2007
External revenue	$633	$623	$1,900	$1,834
Internal revenue	456	348	1,367	1,037
Total revenue	1,090	970	3,267	2,871
Total cost	478	461	1,417	1,312
Gross profit	$611	$509	$1,850	$1,559
Gross profit margin	56.1%	52.5%	56.6%	54.3%
Pre-tax income	$349	$339	$1,165	$1,045
After-tax income	$230	$217	$761	$663
Return on equity*	25.7%	25.6%	28.2%	26.1%

* See page 56 for the details of the After-tax income and the Return on equity calculation.

       The increase in revenue, in the third quarter of 2008, as compared to the same period in 2007, was primarily due to:

•                  An increase in external revenue of 1.7 percent (1 percent decline adjusted for currency), due to growth in financing revenue (up 6.1 percent to $484 million), partially offset by a decrease in used equipment sales (down 10.4 percent to $149 million); and

•                  Growth in internal revenue of 31.3 percent driven by an increase in used equipment sales to the System and Technology segment to support their external sales (up 58.3 percent to $273 million) and an increase in internal financing (up 4.6 percent to $183 million).

The increase in external and internal financing revenue was primarily due to higher average asset balances.

The increase in revenue, in the first nine months of 2008, as compared to the same period in 2007, was primarily due to:

•                  An increase in external revenue of 3.6 percent (2 percent decline adjusted for currency) due to growth in financing revenue (up 9.6 percent to $1,473 million), offset by a decrease in used equipment sales (down 12.8 percent to $427 million); and

•                  Growth in internal revenue of 31.8 percent driven by an increase in used equipment sales to the System and Technology segment to support their external sales (up 51.6 percent to $799 million) and an increase in internal financing (up 11.4 percent to $568 million).

The increase in external and internal financing revenue was primarily due to higher average asset balances.

Global Financing gross profit increased 20.0 percent in the third quarter of 2008 compared to the same period in 2007, with gross margin increasing 3.6 points.  Gross profit increased 18.6 percent in the first nine months of 2008 compared to the prior year, with gross margin increasing 2.3 points. The improvement in both periods was primarily due to an improvement in equipment sales margins.

Global Financing pre-tax income increased 3.2 percent in the third quarter of 2008 versus the third quarter of 2007, primarily driven by the increase in gross profit of $102 million, offset partially by an increase in accounts receivable provisions of $86 million and an increase in selling, general and administrative expense of $10 million. Pre-tax income increased 11.6 percent in the first nine months of 2008 compared to the prior year, primarily driven by the increase in gross profit of $290 million, partially offset by an increase in accounts receivable provisions of $126 million and an increase in selling, general and administrative expense of $40 million.

       The increase in return on equity from third quarter 2008 to the same period in 2007 and for the first nine months of 2008 compared to the first nine months of 2007 was primarily due to higher after-tax income.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2008	2007
Cash and cash equivalents	$1,017	$755
Net investment in sales-type and direct financing leases	10,250	10,876
Equipment under operating leases:
External clients (a)	2,249	2,401
Internal clients (b) (c)	1,711	1,872
Client loans	9,943	10,667
Total client financing assets	24,153	25,816
Commercial financing receivables	4,604	6,375
Intercompany financing receivables(b) (c)	2,670	2,984
Other receivables	393	368
Other assets	952	1,288
Total financing assets	$33,788	$37,586

Intercompany payables(b)	$3,285	$6,934
Debt(d)	24,522	24,532
Other liabilities	2,534	2,672
Total financing liabilities	30,341	34,138
Total financing equity	3,447	3,448
Total financing liabilities and equity	$33,788	$37,586

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 56.

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

       Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing and accounts receivable financing

Management Discussion – (continued)

generally range from 30 to 90 days. These short-term receivables are primarily unsecured and are also subject to additional credit actions in order to mitigate the associated risk.

       Within Global Financing’s total financing assets, excluding internal assets, approximately 97 percent of the portfolio is in the segment’s core competency of technology financing. At September 30, 2008, approximately 60 percent of the external portfolio is with investment grade clients, with no exposure to consumers or mortgage-lending institutions.

Originations

       The following are total external and internal financing originations:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in millions)	2008	2007	2008	2007

Client financing:
External	$3,670	$2,852	$10,401	$8,824
Internal	268	245	757	758
Commercial financing	7,952	7,151	23,539	20,584
Total	$11,890	$10,248	$34,697	$30,166

       Cash collections of both client and commercial financing assets exceeded new financing originations in the third quarter, as well as the first nine months of 2008, which resulted in a net decline in financing assets from June 30, 2008 and December 31, 2007, respectively. The increase in originations in both periods was due to improving volumes in both client and commercial financing.

       Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

       The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts:

	At September 30,	At December 31,
(Dollars in millions)	2008	2007

Gross financing receivables	$24,615	$27,642
Specific allowance for doubtful accounts	314	230
Unallocated allowance for doubtful accounts	127	138
Total allowance for doubtful accounts	441	368
Net financing receivables	$24,174	$27,274
Allowance for doubtful account coverage	1.8%	1.3%

Roll-Forward of Global Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
	Allowance	Bad Debt		September 30,
December 31, 2007	Used *	Expense	Other**	2008
$368	$(40)	$119	$(6)	$441

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

       The percentage of financing receivables reserved increased from 1.3 percent at December 31, 2007 to 1.8 percent at September 30, 2008 due to the increase in the specific allowance for doubtful accounts.  Specific reserves increased 36.5 percent from December 31, 2007 to September 30, 2008 due to current economic conditions.  Unallocated reserves decreased $11 million in the same period due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was $119 million for the nine months ended September 30, 2008, compared with a reduction of $8 million for the nine months ended September 30, 2007. The increase was primarily attributed to the increase in specific reserves.

       In the third quarter of 2008, compared to the third quarter of 2007, bad debt expense increased $86 million.

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

       Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 38.8 percent and 37.5 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2008 and 34.9 percent and 35.4 percent in the third quarter and first nine months, respectively, of 2007. The increase in the third quarter of 2008 and the first nine months of 2008 was driven primarily by the increase in internal used sales to the Systems and Technology segment. The gross margins on these sales were 48.1 percent and 39.4 percent in the third quarter of 2008 and 2007, respectively. The increase is driven by a shift in mix towards internal sales of higher margin products as well as higher margins on overall used equipment sales.  The gross margins were 47.9 percent and 42.0 percent for the first nine months of 2008 and 2007, respectively. This increase is primarily driven by a shift in mix towards the higher margin internal sales and higher margins on internal used equipment sales.

       The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2007 and September 30, 2008. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2008 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $279 million and $156 million for the financing transactions originated during the quarters ended September 30, 2008 and September 30, 2007, respectively, and $757 million and $473 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $9 million and $8 million for the financing transactions originated during the quarters ended September 30, 2008 and September 30, 2007, respectively, and $39 million and $22 million for the financing transactions originated during the nine months ended September 30, 2008 and September 30, 2007, respectively. The cost of guarantees was $0.9 million for the quarter ended September 30, 2008 and $0.9 million for the quarter ended September 30, 2007, and $4.9 million and $2.9 million for each of the nine months ended September 30, 2008 and September 30, 2007, respectively.

Unguaranteed Residual Value

			Amortization of September 30, 2008 balance
	December	September
	31,	30,				2011 and
(Dollars in millions)	2007	2008	2008	2009	2010	Beyond
Sales-type and direct financing leases	$915	$916	$61	$225	$266	$364
Operating leases	421	391	60	115	119	97
Total unguaranteed residual value	$1,336	$1,307	$121	$340	$385	$461

Related original amount financed	$24,517	$23,162
Percentage	5.4%	5.6%

Debt

	At September 30,		At December 31,
	2008		2007
Debt-to-equity ratio	7.1	x	7.1	x

       The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 53.

       The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 52 and in Segment Information on pages 65 and 66.

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

(Dollars in millions)	September 30, 2008		December 31, 2007
Global Financing Segment		$24,522		$24,532
Debt to support external clients	$20,991		$21,072
Debt to support internal clients	3,531		3,460

Non-Global Financing Segments		9,892		10,743
Debt supporting operations	13,422		14,203
Intercompany activity	(3,531)		(3,460)
Total company debt		$34,413		$35,274

Liquidity and Capital Resources

       Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to reduce debt and pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in millions)	2008	2007	2008	2007
Numerator :
Global Financing after tax income*	$230	$217	$761	$663
Annualized after tax income (A)	$920	$868	$1,015	$884
Denominator :
Average Global Financing equity (B)**	$3,567	$3,385	$3,593	$3,388
Global Financing Return on Equity(A)/(B)	25.7%	25.6%	28.2%	26.1%

*	Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**	Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended September 30, and for the nine months ended September 30, respectively.

Looking Forward

Global Financing’s financial position provides flexibility and funding capacity which enable the company to be well positioned in the current environment. Global Financing’s assets and new financing volumes are primarily IBM products and services financed to the company’s clients and business partners and substantially all financing assets are IT related assets which provide a stable base of business for future growth.

The company’s System z and high-end converged System p servers announced this year are a significant financing opportunity. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services as well as client participation rates.

Although funding costs have risen, IBM has continued to access both the short-term commercial paper market and the medium and long-term debt markets. A protracted period where IBM could not access the capital markets would likely lead to a slowdown in originations.

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

As discussed on page 55, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

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

Part II - Other Information

Item 1.  Legal Proceedings

Refer to Note 14 on pages 19 to 22 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2008.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(1)

July 1, 2008 - July 31, 2008	7,752,795	$124.57	7,752,795	$7,889,107,267

August 1, 2008 - August 31, 2008	6,037,600	$125.39	6,037,600	$7,132,081,975

September 1, 2008 - September 30, 2008	7,555,300	$116.62	7,555,300	$6,251,018,469

Total	21,345,695	$121.99	21,345,695

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

Item 5.  Other Information

Lucio A. Noto retired from the IBM Board of Directors, effective October 28, 2008.  Mr. Noto served on IBM’s Board of Directors since 1995, and the company is very grateful for his valuable contributions.  The company is including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02(b) at a later date.  In connection with Mr. Noto’s retirement, Article III, Section 2 of IBM’s By-laws was amended to decrease the number of directors to twelve, effective October 28, 2008.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

Item 6 (a). Exhibits

Exhibit Number

3	The By-laws of IBM as amended through October 28, 2008.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 28, 2008
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller

(This page intentionally left blank)