Form 10-K
period 2008-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2009-02-24
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2008

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2009	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,341,677,786	New York Stock Exchange
Chicago Stock Exchange
4.00% Notes due 2011		New York Stock Exchange
4.95% Notes due 2011		New York Stock Exchange
6.625% Notes due 2014		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $160.6 billion.

Documents incorporated by reference:

        Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2008 into Parts I, II and IV of Form 10-K.

        Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009 are incorporated by reference into Part III of Form 10-K.

 PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological invention, and its operations and aims have been international in nature. This was signaled over 80 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: The company creates business value for clients and solves business problems through integrated solutions that leverage information technology and deep knowledge of business processes. IBM solutions typically create value by reducing a client's operational costs or by enabling new capabilities that generate revenue. These solutions draw from an industry leading portfolio of consulting, delivery and implementation services, enterprise software, systems and financing.

STRATEGY

        In IBM's view, today's networked economy has created a global business landscape and a mandate for business change. It also opens the opportunity to upgrade the efficiency and effectiveness of the global infrastructure through embedded information technology—what IBM calls a "smarter planet." Smart airports, smart highways, smart supply chains are all possible. IBM is working with clients and governments around the world to explore these opportunities and implement new ideas.

        Integrated global economies have opened markets of new opportunity and new sources of skills. The Internet has enabled communication and collaboration across the world and brought with it a new computing model premised on continuous global connection. In that landscape, companies can distribute work and technology anywhere in the world. IBM continues to adjust its footprint toward emerging geographies, tapping their higher growth, providing the technology infrastructure they need and taking advantage of the talent pools they provide to better service the company's clients.

        At the same time, the current economic crisis increases the pressure on both businesses and governments around the world to adapt. The needs for additional transparency, security and efficiencies are clear.

        Given these opportunities and economic challenges, IBM is working with its clients to develop new business designs and technical architectures that allow their businesses the flexibility required to compete in this new landscape. IBM's strategy addresses this new era and delivers value to its clients through three strategic priorities:

Focus on Open Technologies and High-Value Solutions

        A new computing model has emerged, replacing the PC-based, client/server approach. This new model is networked, modular, open and represents a fundamental shift in the technology requirements of the company's clients. IBM is well positioned to provide its enterprise clients the open technologies and high-value solutions they will need to compete.

  •
  IBM is leveraging its leadership position in the convergence of software and services, in service oriented architecture (SOA), in virtualization, business intelligence and analytics, in open and modular information technology (IT)—continuing its shift from commoditizing segments to higher value segments with better profit opportunity.

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

  •
  The company has an extensive set of global assets and capabilities it is applying to improve services profitability, both for its clients and for itself.

Become the Premier Globally Integrated Enterprise

        As global networks and technology capabilities change business economics, legacy business designs can quickly become noncompetitive. IBM believes a globally-integrated enterprise, designed for this new landscape, can compete effectively and will benefit from the opportunities offered.

  •
  To reshape its business for the global economy, IBM has replaced vertical hierarchies with horizontally integrated teams.

  •
  Across the business, the company has made significant investments in emerging markets, taking core processes and functions that were once managed regionally and shifting them to a globally integrated model.

        Looking forward, IBM is confident it understands the economic shift of globalization, the evolution of the new computing model and the powerful role of innovation in this new landscape. Its unique capabilities are well adapted to help the company's clients innovate and compete effectively in this new environment.

BUSINESS MODEL

        The company's business model is built to support two principal goals: helping clients succeed in delivering business value by becoming more innovative, efficient and competitive through the use of business insight and IT solutions; and, providing long-term value to shareholders. The business model has been developed over time through strategic investments in capabilities and technologies that have the best long-term growth and profitability prospects based on the value they deliver to clients.

        The company's global capabilities include services, software, hardware, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide business insight and solutions for the company's clients.

        The business model is flexible, adapting to the continuously changing market and economic environment. The company has divested commoditizing businesses like personal computers and hard disk drives, and strengthened its position through strategic investments and acquisitions in higher value segments like business intelligence and analytics, virtualization and green solutions. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and participation in the world's fastest growing markets. As a result, the company is a higher performing enterprise today than it was several years ago.

        The business model, supported by the company's long-term financial model, has enabled the company to deliver consistently strong earnings, cash flows and returns on invested capital in changing economic environments.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations are comprised of: a Global Technology Services segment; a Global Business Services segment; a Software segment; a Systems and Technology segment; and a Global Financing segment.

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

Global Technology Services (GTS) primarily provides IT infrastructure services and business process services, delivering business value through the company's global scale, standardization and automation.

GTS Capabilities

        Strategic Outsourcing Services. Comprehensive IT services integrated with business insight working with clients to reduce costs and improve productivity through the outsourcing of processes and operations.

        Integrated Technology Services. Services offerings that help clients access, manage and support their technology infrastructures, through a combination of skilled resources, software and IBM's knowledge of business processes. The portfolio includes Service Product Lines which complement hardware from Systems and Technology and software offerings from the Software business.

        Business Transformation Outsourcing. A range of offerings from standardized processing platforms and Business Process Outsourcing through transformational offerings that deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Maintenance. A number of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructure.

Global Business Services (GBS) primarily provides professional services and application outsourcing services, delivering business value and innovation to clients through solutions which leverage industry-and business-process expertise.

GBS Capabilities

        Consulting and Systems Integration. Delivery of value to clients through consulting services for client relationship management, financial management, human-capital management, business strategy and change, and supply-chain management.

        Application Management Services. Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through the company's global resource capabilities, industry knowledge and the standardization and automation of application development.

Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform. IBM middleware is designed to open standards which allows the efficient integration of disparate client applications that may have been built internally, or provided by packaged software vendors or system integrators. Operating systems are the software engines that run computers. Approximately two-thirds of external software segment revenue is annuity-based, coming from recurring license charges and ongoing subscription and support from one-time charge (OTC) arrangements. The remaining one-third of external revenue relates to OTC arrangements, in which the client pays one up-front payment for a perpetual license. Typically, arrangements for the sale of OTC software include one year of maintenance. The client can also purchase ongoing maintenance after the first year, which includes product upgrades and technical support.

Software Capabilities

        WebSphere Software. Management of a wide variety of business processes using open standards to interconnect applications, data and operating systems. Provides the foundation for Web-enabled applications and is a key product set in deploying a SOA.

        Information Management Software. Advanced database, content management, information integration and business intelligence software that helps companies integrate, manage and gain value from their business information.

        Tivoli Software. Software for infrastructure management, including security and storage management that will help organizations better manage their IT infrastructure to more effectively deliver IT services.

        Lotus Software. Collaboration, messaging and social networking software that enables businesses to communicate, collaborate and increase productivity.

        Rational Software. Software tools that help clients manage their software development processes and capabilities. With the acquisition of Telelogic in 2008, Rational software supports software development for both IT solutions and embedded system solutions.

        Operating Systems. Software that manages the fundamental processes that make computers run.

Systems and Technology provides clients with business solutions requiring advanced computing power and storage capabilities. Approximately 55 percent of Systems and Technology's server and storage sales transactions are through the company's business partners; approximately 45 percent are direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology and products, packaging solutions and engineering technology services to clients and for IBM's own advanced technology needs.

Systems and Technology Capabilities

        Servers. IBM systems, which are typically connected to a network and provide the required infrastructure for business. These systems use both IBM and non-IBM operating systems, and all IBM servers can also run Linux, a key open source operating system. (System z, legacy System i, converged System p and System x).

        Storage. Information infrastructure products and solutions, which address critical client requirements for information retention and archiving, availability and virtualization, and security and compliance. The portfolio consists of a broad range of disk and tape storage systems and software.

        Microelectronics. Semiconductor design and manufacturing primarily for use in IBM systems and for sale to external clients (OEM).

        Retail Store Solutions. Point-of-sale retail systems (network connected cash registers) as well as solutions which connect them to other store systems.

Global Financing is described on pages 53 through 57 in IBM's 2008 Annual Report to Stockholders.

Global Financing Capabilities

        Client Financing. Lease and loan financing to end user and internal clients for terms generally between two and seven years.

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

IBM WORLDWIDE ORGANIZATIONS

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

  •
  Integrated Technology Delivery

  •
  Business Process Delivery

Sales and Distribution

        IBM has a significant global presence, operating in over 170 countries, with an increasingly broad-based geographic distribution of revenue. The company's Sales and Distribution organization manages a strong global footprint, with dedicated country based operating units focused on delivering client value. Within these units, client relationship professionals work with integrated teams of consultants, product specialists and delivery fulfillment teams to improve clients' business performance. These teams deliver value by understanding the clients' business and needs, and then bring together capabilities from across IBM and an extensive network of Business Partners to develop and implement solutions.

        By combining global expertise with local experience, IBM's geographic structure enables dedicated management focus for local clients, speed in addressing new market opportunities and timely investments in emerging opportunities. The geographic units align industry-skilled resources to serve clients' agendas. IBM extends capabilities to mid-market client segments by leveraging industry skills with marketing, ibm.com and local Business Partner resources.

        In 2008, the company implemented a new growth markets organization to increase its focus on the emerging markets of Brazil, Russia, India and China and the additional opportunities around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the United States, Canada, the U.K., France, Germany, Italy, Japan, Denmark, Sweden, Switzerland, Austria, Belgium, Finland, Greece, Ireland, the Netherlands, Portugal, Cyprus, Norway, Israel, Spain, the Bahamas and the Caribbean region.

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
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  Small and Medium Business: Mainly companies with less than 1,000 employees

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually spends approximately $6 billion for R&D, focusing its investments on high-growth, high-value opportunities. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2008 than any other company, the first company to achieve over 4,000 patents in a year. The company will continue to actively seek intellectual property protection for its innovations, while increasing emphasis on other initiatives designed to leverage its intellectual property leadership and promote innovation.

        In addition to producing world-class hardware and software products, IBM innovations are also a major differentiator in providing solutions for the company's clients through its services businesses. The company's investments in R&D also result in intellectual property (IP) income of approximately $1 billion annually. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in either/both IBM products and/or the products of the licensee. While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions.

Integrated Supply Chain

        Consistent with the company's work with clients to transform their supply chains for greater efficiency and responsiveness to global market conditions, the company continues to derive business value from its own globally integrated supply chain, which provides a strategic advantage for the company to create value for clients. IBM leverages its supply chain expertise for clients through its supply-chain business transformation outsourcing service to optimize and help operate clients' end-to-end supply-chain processes, from procurement to logistics.

        IBM spends approximately $38 billion annually through its supply chain, procuring materials and services globally. The supply, manufacturing and logistics and customer fulfillment operations are integrated in one operating unit that has optimized inventories over time, improved response to marketplace opportunities and external risks and converted fixed costs to variable costs. Simplifying and streamlining internal processes has improved operations, sales force productivity and processes, and these actions have improved client satisfaction.

Integrated Technology Delivery

        Integrated Technology Delivery (ITD) combines all of the worldwide service delivery capabilities for Strategic Outsourcing with strong local and regional management teams supported by a set of global competencies. ITD leverages the company's global scale and advanced technology to deliver standardized solutions that are automated, repeatable and globally integrated. Clients gain cost advantages, access to industry-leading skills and IBM's scale and overall flexibility. ITD manages the world's largest privately-owned IT infrastructure with employees in over 40 countries supporting over 450 data centers.

Business Process Delivery

        Business Process Delivery (BPD) provides highly efficient, world-class delivery capabilities in IBM's business process delivery operations, which include Business Transformation Outsourcing, Business Process Outsourcing and Business Process Services. BPD has employees and delivery centers in over 40 countries worldwide.

COMPETITION

        The company is a globally-integrated enterprise, doing business in over 170 countries. The company participates in the highly competitive information technology (IT) industry, where its competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across its business segments, the company recognizes hundreds of competitors worldwide.

        The markets for each of the company's business segments is characterized by aggressive competition among all types of competitors. Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and, service and support. In order to maintain leadership in the IT industry, a corporation must continue to invest, innovate and integrate. Over the past several years, the company has been executing a strategy to transform its business, including shifting to higher value market segments and offerings and increasing its capabilities through internal investments and strategic acquisitions. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The company's services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business transformation outsourcing, integrated technology services and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, the ability to add value and the time-to-value, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, best-of-breed process and industry skills, extensive technology expertise and infrastructure management, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. GTS competes with a variety of competitors worldwide across its principal market segments: the global, broad based competitors are Hewlett-Packard Company (HP), Accenture and Computer Sciences Corporation. Indian service providers, including Satyam Computer Services Ltd. and Wipro Technologies (Wipro), are moving to offer managed infrastructure services, targeting similar customer segments to GTS. The principal competitors for GBS are Accenture, Infosys Consulting and Wipro.

Software:

        The enterprise management software market is highly competitive and the key competitive factors in this segment include: functionality, ease of use, scalability, compliance with open standards and total cost of ownership. The company's leadership in these areas provides it with competitive advantages. The company's software business includes middleware, operating systems and related software provided to all industry segments worldwide. The middleware portfolio is the broadest in the industry and it also covers both mainframe and distributed computing environments. The depth and breadth of the company's software offerings, coupled with its global sales and technical support infrastructure differentiate the company's software business from its competitors. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute to this segment's leadership. The company's principal competitors in this segment include Oracle Corporation, Microsoft Corporation, EMC and CA, Inc. In addition, the company competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is highly competitive and is characterized by ongoing technology innovation, with competition focused on value, function and reliability, and new entrants leveraging technology to compete against traditional offerings. The company's principal competitors include HP, Dell, Inc. (Dell), Sun Microsystems and EMC Corporation. The company's leadership in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

Global Financing:

        The company's Global Financing business provides client financing, commercial financing and participates in the remarketing of used equipment. In 2008, the global financial credit crisis impacted both the client and commercial financing markets. The supply of credit diminished and financial institutions faced increases in loan losses, higher borrowing costs and liquidity challenges. Global Financing's access to capital and its ability to manage increased exposures provide a competitive advantage for the company. The key competitive factors include price, client service, contract flexibility, ease of doing business and residual values. In client and commercial financing, Global Financing competes with three types of companies: other captive financing companies such as HP and Dell, non-captive companies such as General Electric Company and CIT Group, Inc. and banks or financial institutions. In the remarketing segment, the company competes with local and regional brokers plus original manufacturers the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 10 through 13 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2008 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 116 to 119.

        Financial information by geographic areas—page 119.

        Amount spent during each of the last three years on R&D activities—page 101.

        Financial information regarding environmental activities—pages 94 and 95.

        The number of persons employed by the registrant—pages 52 and 53.

        The management discussion overview—pages 19 and 20.

        Available information—page 125.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 24, 2009):

	Age	Officer since
Chairman of the Board, President and Chief Executive Officer:
Samuel J. Palmisano(1)	57	1997
Senior Vice Presidents:
Rodney C. Adkins, Development and Manufacturing, Systems and Technology Group	50	2007
Michael E. Daniels, Global Technology Services	54	2005
Jon C. Iwata, Marketing and Communications	46	2002
John E. Kelly, III, Research and Intellectual Property	55	2000
R. Franklin Kern, Global Business Services	55	2008
Mark Loughridge, Chief Financial Officer	55	1998
J. Randall MacDonald, Human Resources	60	2000
Steven A. Mills, Software Group	57	2000
Robert W. Moffat, Jr., Systems and Technology Group	52	2002
Virginia M. Rometty, Global Sales and Distribution	51	2005
Linda S. Sanford, Enterprise On Demand Transformation	56	2000
Timothy S. Shaughnessy, Services Delivery	51	2004
Robert C. Weber, Legal and Regulatory Affairs, and General Counsel	58	2006
Vice President:
James J. Kavanaugh, Controller	42	2008

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

 Item 1A. Risk Factors:

        Downturn in Economic Environment and Corporate IT Spending Budgets could impact the Company's Business: If overall demand for systems, software and services decreases, whether due to general economic conditions or a shift in corporate buying patterns, the company's revenue and profit could be impacted.

        The Company may not meet its Growth and Productivity Objectives under its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions to remain competitive and to enable scaling of resources in both emerging and more established geographical markets. These efforts may not yield their intended gains in overall efficiency and enablement of rapid scaling, which may impact the company's ability to meet its growth and productivity objectives.

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from commoditized categories of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in the highly competitive IT industry, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, our ability to attract and retain customers could be impacted.

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in growth opportunities, including higher-value segments of enterprise computing and dozens of emerging countries, including Brazil, Russia, India and China, to drive revenue growth and market share gains. Client adoption rates and viable economic models are uncertain in the high-value and rapidly-growing segments. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced personnel. In emerging growth countries, the developing nature presents potential political, social and economic risks from inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

        IBM's Intellectual Property Portfolio may not prevent Competitive Offerings, and IBM may not be able to Obtain Necessary Licenses: The company's patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to the company's, nor can there be any assurance that the resources invested by the company to protect its intellectual property will be sufficient or that the company's intellectual property portfolio will adequately deter misappropriation or improper use of the company's technology. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future.

        Breaches of Data Protection could impact the Company's Business: The company's products and services, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose the company, its customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for the company, as well as the loss of existing or potential customers and damage to the company's brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        The Company's Revenues for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, the length of the sales cycles, the structure of products and services contracts and the seasonality of technology purchases. As a result, the company's results are difficult to predict. These factors historically have resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 170 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of such laws or policies, could affect the company's business in that country and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and local currency. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

        The Company could incur Substantial Costs for Environmental Matters: The company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the company's financial position, results of operations and competitive position.

        Tax Matters could impact the Company's Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM's provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company's results of operations and financial condition in future periods. In addition, IBM is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the company's provision for income taxes and cash tax liability.

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. IBM's 2008 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

        Ineffective Internal Controls could impact the Company's Business and Operating Results: The company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company's business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The company's most critical accounting estimates are described in the Management Discussion in IBM's 2008 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note O, "Contingencies and Commitments" in IBM's 2008 Annual Report to Stockholders, the company makes certain estimates under the provisions of SFAS No. 5, "Accounting for Contingencies," including decisions related to legal proceedings and reserves. Because by definition these estimates and assumptions involve the use of judgment, actual financial results may differ.

        Competitive Conditions: The company operates in businesses that are subject to intense competitive pressures (see discussion about competition in Item 1. Business above).

        The Company Depends on Skilled Personnel and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers retire. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

        The Company's Business could be impacted by its Relationships with Critical Suppliers: IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on single or a limited number of suppliers. Changes in the financial or business condition of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities and in a timely manner could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services, received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

        The Company is exposed to Currency and Customer Financing Risks that could impact its Revenue and Business: The company derives a significant percentage of its revenues from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's customer financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments; derivatives involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage its currency and customer financing risks will be successful.

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2008 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the credit worthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its reserves for uncollectible receivables, which could affect the company's consolidated net income in the period the adjustments are made.

        The Company's Reliance on Third Party Distribution Channels could impact its Business: The company offers its products directly and through a variety of third party distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market.

        Risks to the Company from Acquisitions and Alliances include Integration Challenges, Failure to Achieve Objectives, and the Assumption of Liabilities: The company has made and expects to continue to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully. The related risks include the company failing to achieve strategic objectives and anticipated revenue improvements and cost savings, as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business.

        Risk Factors Related to IBM Securities: The company and its subsidiaries issue debt securities in the worldwide capital markets from time to time, with a variety of different maturities and in different currencies. The value of the company's debt securities fluctuates based on many factors, including the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental and stock exchange regulations and other factors over which the company has little or no control. The company's ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under this Item 1A. entitled "Risk Factors." There can be no assurance that the company will be able to manage any of these risks successfully.

        The company also issues its common stock from time to time in connection with various compensation plans, contributions to its pension plan and certain acquisitions. The market price of IBM common stock is subject to significant volatility, due to other factors described under this Item 1A. entitled "Risk Factors," as well as economic and geopolitical conditions generally, trading volumes, speculation by the press or investment community about the company's financial condition, and other factors, many of which are beyond the company's control. Since the market price of IBM's common stock fluctuates significantly, stockholders may not be able to sell the company's stock at attractive prices.

        In addition, changes by any rating agency to the company's outlook or credit ratings can negatively impact the value and liquidity of both the company's debt and equity securities. The company does not make a market in either its debt or equity securities and cannot provide any assurances with respect to the liquidity or value of such securities.

 Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2008, IBM's manufacturing and development facilities in the United States had aggregate floor space of 19 million square feet, of which 15 million was owned and 4 million was leased. Of these amounts, 2 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 8 other countries totaled 6 million square feet, of which 2 million was owned and 4 million was leased. Of these amounts, 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note O, "Contingencies and Commitments" on pages 97 to 99 of IBM's 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 121 and 125 of IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 561,442 common stockholders of record at February 10, 2009.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2008— October 31, 2008	6,297,500	$95.95	6,297,500	$5,646,743,392
November 1, 2008— November 30, 2008	—	—	—	$5,646,743,392
December 1, 2008— December 31, 2008	—	—	—	$5,646,743,392

Total	6,297,500	$95.95	6,297,500

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

Item 6. Selected Financial Data:

        Refer to pages 120 and 121 of IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 57 of IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference.

        In addition to the information in the Management Discussion on page 19 of IBM's 2008 Annual Report, 2008 gross profit increased 9 percent (9 percent adjusted for currency) in growth markets and increased 11 percent (7 percent adjusted for currency) in major markets versus 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 51 and 52 of IBM's 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 60 through 119 of IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 58 and 59 of IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Not Applicable.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 24, 2009)" on page 9 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2008 Director Compensation Narrative," "2008 Director Compensation Table," "2008 Compensation Discussion and Analysis," "2008 Summary Compensation Table Narrative," "2008 Summary Compensation Table," "2008 Grants of Plan-Based Awards Table," "2008 Outstanding Equity Awards at Fiscal Year-End Narrative," "2008 Outstanding Equity Awards at Fiscal Year-End Table," "2008 Option Exercises and Stock Vested Table," "2008 Retention Plan Narrative," "2008 Retention Plan Table," "2008 Pension Benefits Narrative," "2008 Pension Benefits Table," "2008 Nonqualified Deferred Compensation Narrative," "2008 Nonqualified Deferred Compensation Table," "2008 Potential Payments Upon Termination Narrative," "2008 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2008 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners," "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" and "Equity Compensation Plan Information" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2008 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 59).

      Consolidated Statement of Earnings for the years ended December 31, 2008, 2007 and 2006 (page 60).

      Consolidated Statement of Financial Position at December 31, 2008 and 2007 (page 61).

      Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 (page 62).

      Consolidated Statement of Stockholders' Equity at December 31, 2008, 2007 and 2006 (pages 63 through 65).

      Notes to Consolidated Financial Statements (pages 66 through 119).

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

    3.
    Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
The By-laws of IBM as amended through November 14, 2008, are Exhibit 3.2 to Form 8-K filed November 14, 2008, and is hereby incorporated by reference.
(4)	Instruments defining the rights of security holders.

The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
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
The instrument defining the rights of the holders of the 6.22% Debentures due 2027 is Exhibit 3 to Form 8-K, filed on August 1, 1997, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 6.50% Debentures due 2028 is Exhibit 2 to Form 8-K, filed on January 8, 1998, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 4.00% Notes due 2011 is Exhibit 2 to Form 8-K, filed on November 9, 2006, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 4.95% Notes due 2011 is Exhibit 2 to Form 8-K, filed on March 21, 2007, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 6.625% Notes due 2014 is Exhibit 2 to Form 8-K, filed November 5, 2008, and is hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1994 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 33-53777 on Form S-8, as such amended plan was filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit award. Such equity award agreement forms and the related terms and conditions document effective January 1, 2008 were filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2007, are hereby incorporated by reference.*

	Board of Directors compensatory plans, as described under the caption "General Information—2008 Director Compensation" in IBM's definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2009, are hereby incorporated by reference.*
	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*
	The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended effective October 28, 2008.*	10.1
	The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008.*	10.2
	The IBM Excess 401(k) Plus Plan, a compensatory plan, as amended and restated through December 31, 2008 (formerly the IBM Executive Deferred Compensation Plan contained in Registration Statement No. 333-33692 on Form S-8), which amended and restated plan is hereby incorporated by reference.*	10.3

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The IBM 401(k) Plus Plan, a compensatory plan, as amended and restated effective as of January 1, 2008, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (formerly the IBM Tax Deferred Savings Plan, contained in Registration Statement No. 333-09055 on Form S-8), is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.
Form of Noncompetition Agreement, filed as Attachment 1 to Form 8-K dated April 6, 2005, is hereby incorporated by reference.*

The $10,000,000,000 5-Year Credit Agreement dated as of June 28, 2006, among International Business Machines Corporation, each Subsidiary Borrower, the several banks and other financial institutions from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, and Citibank, N.A., as Syndication Agent, which was filed as Exhibit 10.1 to Form 8-K dated June 29, 2006, is hereby incorporated by reference.

The $11,500,000,000 Term Loan Agreement dated as of May 25, 2007, among IBM International Group B.V. (the "Borrower"), the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent, which was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.

First Amendment to Term Loan dated as of May 25, 2007, among IBM International Group B.V. (the "Borrower"), the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, and Lehman Commercial Paper, Inc., as Syndication Agent, which was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

The Guaranty Agreement dated as of May 25, 2007, among International Business Machines Corporation ("Guarantor"), for the benefit of the Lenders from time to time party to the $11,500,000,000 Term Loan Agreement, and in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the Lenders, which was filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The Accelerated Share Repurchase Schedule of Standard Terms and Conditions, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.
	Form of Parent Guarantee Agreement for Accelerated Stock Repurchase, which was filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note R, "Earnings Per Share of Common Stock" on page 102 of IBM's 2008 Annual Report to Stockholders, and is hereby incorporated by reference.
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

**
The Performance Graphs, set forth on pages 122 and 123 of IBM's 2008 Annual Report to Stockholders, are deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO Samuel J. Palmisano Chairman of the Board, President and Chief Executive Officer
Date: February 24, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President, Chief Financial Officer	February 24, 2009
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller	February 24, 2009

Alain J.P. Belda Cathleen Black William R. Brody Kenneth I. Chenault Michael L. Eskew Shirley Ann Jackson Taizo Nishimuro James W. Owens Joan E. Spero Sidney Taurel Lorenzo H. Zambrano	Director Director Director Director Director Director Director Director Director Director Director	By:	/s/ Andrew Bonzani Andrew Bonzani Attorney-in-fact February 24, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2009 appearing in the 2008 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 24, 2009

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2008
—Current	$549	$170	$(92)	$5	$633

—Noncurrent	$59	$138	$(19)	$2	$180

2007
—Current	$543	$79	$(112)	$40	$549

—Noncurrent	$48	$23	$(18)	$5	$59

2006
—Current	$696	$(10)	$(177)	$34	$543

—Noncurrent	$63	$(2)	$(20)	$7	$48

Allowance For Inventory Losses
2008	$669	$285	$(248)	$(63)	$643

2007	$612	$315	$(308)	$50	$669

2006	$641	$281	$(330)	$20	$612

Revenue Based Provisions
2008	$1,085	$6,145	$(6,195)	$(52)	$984

2007	$990	$5,812	$(5,722)	$5	$1,085

2006	$880	$5,399	$(5,205)	$(85)	$990

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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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