Form 10-Q
period 2009-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2009-04-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant has 1,321,397,323 shares of common stock outstanding at March 31, 2009.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2009	2008
Revenue:
Services	$13,178	$14,574
Sales	7,949	9,288
Financing	584	640
Total revenue	21,711	24,502

Cost:
Services	9,063	10,348
Sales	2,902	3,674
Financing	316	314
Total cost	12,280	14,336

Gross profit	9,431	10,166

Expense and other income:
Selling, general and administrative	5,264	5,620
Research, development and engineering	1,480	1,569
Intellectual property and custom development income	(268)	(274)
Other (income) and expense	(304)	(125)
Interest expense	136	178
Total expense and other income	6,309	6,968

Income before income taxes	3,122	3,198
Provision for income taxes	827	879
Net income	$2,295	$2,319

Earnings per share of common stock:
Assuming dilution	$1.70	$1.64	*
Basic	$1.71	$1.67	*

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,349.5	1,411.4	*
Basic	1,344.3	1,394.3	*

Cash dividend per common share	$0.50	$0.40

* Reflects the implementation of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2 on pages 7 to 9 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$12,294	$12,741
Marketable securities	1	166
Notes and accounts receivable — trade (net of allowances of $244 in 2009 and $226 in 2008)	9,170	10,906
Short-term financing receivables (net of allowances of $362 in 2009 and $351 in 2008)	12,952	15,477
Other accounts receivable (net of allowances of $53 in 2009 and $55 in 2008)	1,341	1,172
Inventories, at lower of average cost or market:
Finished goods	568	524
Work in process and raw materials	2,191	2,176
Total inventories	2,759	2,701
Deferred taxes	1,410	1,542
Prepaid expenses and other current assets	4,068	4,299
Total current assets	43,995	49,004

Plant, rental machines and other property	37,592	38,445
Less: Accumulated depreciation	23,865	24,140
Plant, rental machines and other property — net	13,727	14,305
Long-term financing receivables (net of allowances of $174 in 2009 and $179 in 2008)	10,035	11,183
Prepaid pension assets	1,946	1,601
Deferred taxes	6,523	7,270
Goodwill	18,070	18,226
Intangible assets — net	2,721	2,878
Investments and sundry assets	4,928	5,058
Total assets	$101,944	$109,524

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Dollars in millions)	At March 31, 2009	At December 31, 2008

Liabilities and Stockholders’ equity:
Current liabilities:
Taxes	$2,032	$2,743
Short-term debt	9,870	11,236
Accounts payable	5,878	7,014
Compensation and benefits	3,368	4,623
Deferred income	10,407	10,239
Other accrued expenses and liabilities	5,870	6,580
Total current liabilities	37,425	42,435
Long-term debt	21,106	22,689
Retirement and nonpension postretirement benefit obligations	18,276	19,452
Deferred income	3,230	3,171
Other liabilities	8,214	8,192	*
Total liabilities	88,252	95,939	*

Stockholders’ equity:

Common stock, par value $0.20 per share, and additional paid-in capital	39,430	39,129
Shares authorized: 4,687,500,000
Shares issued: 2009 - 2,101,084,868
2008 - 2,096,981,860
Retained earnings	71,968	70,353
Noncontrolling interests*	92	119	*
Treasury stock - at cost	(76,148)	(74,171)
Shares: 2009 - 779,687,545
2008 - 757,885,937
Accumulated gains and (losses) not affecting retained earnings	(21,649)	(21,845)
Total stockholders’ equity	13,693	13,584	*
Total liabilities and stockholders’ equity	$101,944	$109,524

* Reflects implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See Note 2 on pages 7 to 9 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2009	2008

Cash flow from operating activities:
Net income	$2,295	$2,319
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	917	1,030
Amortization of intangibles	312	317
Stock-based compensation	137	171
Net (gain)/loss on asset sales and other	(298)	115
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,024	251
Net cash provided by operating activities	4,386	4,202

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(599)	(1,018)
Investment in software	(161)	(194)
Acquisition of businesses, net of cash acquired	(21)	(4,962)
Divestiture of businesses, net of cash transferred	356	29
Non-operating finance receivables — net (1)	387	157
Purchases of marketable securities and other investments (1)	(922)	(2,196)
Proceeds from disposition of marketable securities and other investments (1)	912	2,404
Net cash used in investing activities	(48)	(5,778)

Cash flow from financing activities:
Proceeds from new debt	913	3,742
Payments to settle debt	(3,478)	(4,894)
Short-term borrowings/(repayments) less than 90 days — net	181	372
Common stock repurchases	(1,765)	(2,427)
Common stock transactions — other	242	965
Cash dividends paid	(675)	(554)
Net cash used in financing activities	(4,583)	(2,796)

Effect of exchange rate changes on cash and cash equivalents	(202)	168
Net change in cash and cash equivalents	(447)	(4,205)

Cash and cash equivalents at January 1	12,741	14,991
Cash and cash equivalents at March 31	$12,294	$10,786

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may be different. See the company’s 2008 Annual Report for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2008 Annual Report.

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2. Accounting Changes:  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If

Notes to Consolidated Financial Statements — (continued)

fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of SFAS No. 160, the company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $119 million at December 31, 2008 were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009. Noncontrolling interest amounts of $2 million and $12 million, net of tax, for the three months ended March 31, 2009 and March 31, 2008, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions of the Statement, the company adopted SFAS No. 161 on January 1, 2009. The required disclosures are presented in Note 6 on a prospective basis. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Consolidated Financial Statements. See Note 3 for SFAS No. 157 disclosures.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The impact of adopting the FSP decreased previously reported diluted EPS by $0.01 and previously reported basic EPS by $0.01 for the three months ended March 31, 2008.

Notes to Consolidated Financial Statements — (continued)

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets”. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

3. Fair Value:

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

(Dollars in millions) At March 31, 2009	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$1,729	$8,067	$—	$—	$9,796
Marketable securities	—	1	—	—	1
Derivative assets (2)	—	1,762	—	(822)	940
Investments and sundry assets	171	6	—	—	177
Total Assets	$1,900	$9,836	$—	$(822)	$10,914

Liabilities:
Derivative liabilities (3)	$—	$1,456	$—	$(822)	$634
Total Liabilities	$—	$1,456	$—	$(822)	$634

(1)   Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts.”

(2)   The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2009 are $632 million and $1,130 million, respectively.

(3)   The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2009 are $889 million and $567 million, respectively.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions) At December 31, 2008	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$1,950	$8,059	$—	$—	$10,009
Marketable securities	—	166	—	—	166
Derivative assets (2)	56	1,834	—	(875)	1,015
Investments and sundry assets	165	6	—	—	171
Total Assets	$2,171	$10,065	$—	$(875)	$11,361

Liabilities:
Derivative liabilities (3)	$—	$2,116	$—	$(875)	$1,241
Total Liabilities	$—	$2,116	$—	$(875)	$1,241

(1)   Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts.”

(2)   The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2008 are $773 million and $1,117 million, respectively.

(3)   The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2008 are $1,414 million and $702 million, respectively.

At March 31, 2009 and December 31, 2008, the company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Statement of Financial Position.

Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2008, the company recorded an other-than-temporary impairment of $81 million for an equity method investment. The resulting investment which was classified as Level 3 in the fair value hierarchy was valued using a discounted cash flow model. The valuation inputs included an estimate of future cash flows, expectations about possible variations in the amount and timing of cash flows and a discount rate based on the risk-adjusted cost of capital. Potential results were assigned probabilities that resulted in a weighted average or most-likely discounted cash flow fair value as of December 31, 2008. The fair value of the investment after impairment was $7 million at December 31, 2008. In the first quarter of 2009, the balance of this investment was further reduced by an additional impairment of $3 million and other adjustments primarily related to dividends. The balance of this investment was zero at March 31, 2009.

4. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2009	2008

Current:
Net investment in sales-type and direct financing leases	$3,951	$4,226
Commercial financing receivables	3,855	5,781
Client loans receivables	4,438	4,861
Installment payment receivables	707	608
Total	$12,952	$15,477
Noncurrent:
Net investment in sales-type and direct financing leases	$5,312	$5,938
Commercial financing receivables	65	94
Client loans receivables	4,282	4,718
Installment payment receivables	375	433
Total	$10,035	$11,183

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s equipment and are for terms ranging from two to seven years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $876 million and $916 million at March 31, 2009 and December 31, 2008, respectively, and

Notes to Consolidated Financial Statements — (continued)

is reflected net of unearned income of $1,005 million and $1,049 million and of allowance for uncollectible accounts of $217 million and $217 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $257 million and $373 million at March 31, 2009 and December 31, 2008, respectively.

The company did not have any financing receivables held for sale as of March 31, 2009 and December 31, 2008.

5. Stockholders’ Equity:  The following table summarizes Net income plus gains and (losses) not affecting retained earnings (net of tax), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
Net income	$2,295	$2,319
Gains and (losses) not affecting retained earnings: (net of tax)
Foreign currency translation adjustments	(384)	459
Net change in retirement-related benefit plans	233	126
Net unrealized losses on marketable securities (1)	(6)	(157)
Net unrealized (losses)/gains on cash flow hedge derivatives	354	(296)
Total net gains/(losses) not affecting retained earnings	196	132
Net income plus gains and (losses) not affecting retained earnings	$2,491	$2,451

(1) Sale of Lenovo stock and mark-to-market adjustment of remaining Lenovo stock accounted for $151 million of the period change in the first quarter of 2008.

6. Derivatives and Hedging Transactions:

The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity and commodity price changes and client credit risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

Notes to Consolidated Financial Statements — (continued)

The aggregate fair value of derivative instruments in net asset positions as of March 31, 2009 was $1,762 million. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $822 million of liabilities included in master netting arrangements with those counterparties.

The company employs derivative instruments to hedge the volatility in stockholders’ equity resulting from changes in currency exchange rates of significant foreign subsidiaries of the company with respect to the U.S. dollar. These instruments, designated as net investment hedges in accordance with SFAS No. 133, expose the company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity which is not offset by the translation of the underlying hedged equity. The company monitors the cash loss potential on an ongoing basis and may discontinue some of these hedging relationships by de-designating the derivative instrument to manage this liquidity risk. Although not designated as accounting hedges, the company may utilize derivatives to offset the changes in fair value of the de-designated instruments from the date of de-designation until maturity. The company expended $144 million related to maturities of derivative instruments that existed in qualifying net investment hedge relationships in the three months ending March 31, 2009. At March 31, 2009, the company had net assets of $149 million, representing the fair value of derivative instruments in qualifying net investment hedge relationships. The weighted-average remaining maturity of these instruments at March 31, 2009 was approximately two years. In addition, at March 31, 2009, the company had net liabilities of $699 million representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to March 31, 2009; of this amount $406 million is expected to mature over the next twelve months. The notional amount of these instruments at March 31, 2009 was $7,712 million including original and offsetting transactions.

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and currency swaps, depending upon the underlying exposure. The company is not party to leveraged derivatives or derivatives with contingent credit features.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2009, the total notional amount of the company’s interest rate swaps was $6,807 million.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2009.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A significant portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2009, the total notional amount of derivative instruments designated as net investment hedges was $1,000 million.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In

Notes to Consolidated Financial Statements — (continued)

anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At March 31, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $19,122 million with a weighted-average remaining maturity of 488 days.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At March 31, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $300 million.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8,957 million.

Equity Risk Management

The company is exposed to equity price changes related to certain obligations to employees. These equity exposures are primarily related to market price movements in certain broad equity market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes equity derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad equity market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2009, the total notional amount of derivative instruments in economic hedges of equity risk was $465 million.

Other Risks

The company holds warrants to purchase approximately 0.5 million shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company does not have any derivative instruments relating to this program outstanding at March 31, 2009.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of and for the three months ended March 31, 2009:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments

	2009
	Derivative Assets		Derivative Liabilities
(Dollars in millions) As of March 31	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Derivative Instruments Designated as Hedging Instruments under SFAS No.133

Interest Rate Contracts	Prepaid expenses and other current assets	$27	Other accrued expenses and liabilities	$—
	Investments and sundry assets	740	Other liabilities	—

Foreign Exchange Contracts	Prepaid expenses and other current assets	459	Other accrued expenses and liabilities	312
	Investments and sundry assets	360	Other liabilities	191

Total Derivative Instruments Designated as Hedging Instruments under SFAS No. 133		$1,586		$503

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133 (1)

Foreign Exchange Contracts	Prepaid expenses and other current assets	$138	Other accrued expenses and liabilities	$577
	Investments and sundry assets	28	Other liabilities	376

Equity Contracts	Prepaid expenses and other current assets	8	Other accrued expenses and liabilities	—
	Investments and sundry assets	2	Other liabilities	—

Total Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133		$176		$953

Total Derivative Instruments		$1,762		$1,456

Total Debt Designated as Hedging		$—	Short-term debt	$1,358
Instruments under SFAS No. 133		—	Long-term debt	2,182

Total		$1,762		$4,996

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

for the three months ended March 31, 2009

(Dollars in millions)

Derivative Instruments in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives (2)	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged (3)
Interest Rate Contracts	Cost of financing	$(46)	Cost of financing	$73
	Interest expense	(32)	Interest expense	50
Total		$(78)		$123

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Gains and (losses) not affecting retained earnings on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Gains and (losses) not affecting retained earnings into Income	Amount of Gain (Loss) Reclassified from Accumulated Gains and (losses) not affecting retained earnings into Income (Effective Portion)	Location of Gain (Loss) on Derivative (ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (ineffectiveness) and Amounts Excluded from Effectiveness Testing (4)
Interest Rate Contracts	$(0)	Interest expense	$(9)	Other (income) and expense	$—
		Other (income) and expense	123
		Cost of sales	59
Foreign Exchange Contracts	779			Other (income) and expense	—
		Selling, general and administrative expense	36
Total	$779		$209		$—

Derivative Instruments and Debt in SFAS No. 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Gains and (losses) not affecting retained earnings on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Gains and (losses) not affecting retained earnings into Income	Amount of Gain (Loss) Reclassified from Accumulated Gains and (losses) not affecting retained earnings into Income (Effective Portion)	Location of Gain (Loss) on Derivative (ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (ineffectiveness) and Amounts Excluded from Effectiveness Testing (5)
Foreign Exchange Contracts	$195	Other (income) and expense	$—	Interest expense	$(1)

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133 (1)	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign Exchange Contracts	Other (income) and expense	$(172)
Equity Contracts	Selling, general and administrative expense	(27)
Total		$(199)

(1)  See Note 6 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

(2)  The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(3)  The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.

(4)  The amount of gain (loss) recognized in income represents ineffectiveness on hedge relationships.

(5)  The amount of gain (loss) recognized in income represents amounts excluded from effectiveness assessment.

Notes to Consolidated Financial Statements – (continued)

At March 31, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $661 million (before taxes), in accumulated gains and (losses) not affecting retained earnings. Of this amount, $531 million of gains are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At March 31, 2009, net losses of approximately $16 million (before taxes), were recorded in accumulated gains and (losses) not affecting retained earnings in connection with cash flow hedges of the company’s borrowings. Of this amount, $13 million of losses are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the three months ending March 31, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

7. Stock-Based Compensation:  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
Cost	$24	$29
Selling, general and administrative expense	101	127
Research, development and engineering expense	12	15
Pre-tax stock-based compensation cost	137	171
Income tax benefits	(48)	(47)
Total stock-based compensation cost	$89	$124

The reduction in pre-tax stock-based compensation cost for the three-month period ended March 31, 2009, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($41 million) partially offset by an increase related to restricted and performance-based stock units ($9 million).

As of March 31, 2009, the total unrecognized compensation cost of $949 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2009 and 2008.

8. Retirement-Related Benefits:  The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans – cost	$342	$361	(5.5)%
Nonpension postretirement plans – cost	85	95	(10.2)
Total	$427	$456	(6.5)%

Notes to Consolidated Financial Statements – (continued)

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2009	2008*	2009	2008*
Service cost	$—	$—	$139	$165
Interest cost	675	691	442	531
Expected return on plan assets	(1,002)	(995)	(593)	(704)
Amortization of prior service cost/(credits)	2	(2)	(30)	(33)
Recognized actuarial losses	109	75	160	156
Plan amendments/curtailments/settlements	—	—	9	—
Multiemployer plan/other costs	—	—	13	16
Total net periodic pension (income)/cost of defined benefit plans	(216)	(231)	139	131
Cost of defined contribution plans	306	321	112	140
Total pension plan cost recognized in the Consolidated Statement of Earnings	$90	$90	$252	$271

* Reclassified to conform with 2009 presentation.

In 2009, the company expects to contribute to its non-U.S. defined benefit plans approximately $1,100 million, which is the legally mandated minimum contribution for the company’s non-U.S. plans. In the first quarter of 2009, the company contributed $393 million to its non-U.S. plans.

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2009	2008	2009	2008*
Service cost	$11	$14	$2	$3
Interest cost	71	79	11	15
Expected return on plan assets	—	(3)	(2)	(2)
Amortization of prior service credits	(10)	(16)	(1)	(2)
Recognized actuarial losses	—	3	3	3
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$72	$77	$13	$18

* Reclassified to conform with 2009 presentation.

The company received a $13.2 million subsidy in the first quarter of 2009 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see pages 115 and 116 in the company’s 2008 Annual Report.

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2009, the company did not complete any acquisitions.

Divestitures: On March 16, 2009, the company completed the sale of certain processes, resources, assets and third-party contracts related to its core logistics operations to Geodis. The company received cash proceeds of $365 million and recognized a net gain of $298 million on the transaction. The gain was net of the fair value of certain contractual terms, certain transaction costs and related real estate charges. As part of this transaction, the company will outsource its logistics operations to Geodis which will enable the company to leverage industry-leading skills and scale and improve the productivity of the company’s supply chain.

Notes to Consolidated Financial Statements – (continued)

In 2007, the company divested 51 percent of its printing business (InfoPrint) to Ricoh. The company also stated that it would divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At March 31, 2009, the company’s ownership in InfoPrint was 20.3 percent. See the company’s 2008 Annual Report on page 83 for additional information.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,850	$(854)	$997
Client-related	1,526	(717)	810
Completed technology	1,115	(333)	782
Patents/trademarks	183	(81)	103
Other(a)	108	(79)	29
Total	$4,784	$(2,063)	$2,721

	At December 31, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,861	$(839)	$1,022
Client-related	1,532	(663)	869
Completed technology	1,167	(327)	840
Patents/trademarks	188	(76)	112
Other(a)	154	(121)	35
Total	$4,901	$(2,023)	$2,878

(a)          Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

The net carrying amount of intangible assets decreased $157 million during the first quarter of 2009, primarily due to amortization of acquired intangibles. The aggregate intangible amortization expense was $312 million and $317 million for the quarters ended March 31, 2009 and 2008, respectively. In addition, in the first quarter, the company retired $264 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2009:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2009 (for Q2-Q4)	$497	$375	$872
2010	379	408	787
2011	113	358	471
2012	8	290	297
2013	—	207	207

The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2009, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/08	Additions	Adjustments	Divestitures	Adjustments	3/31/09
Global Business Services	$3,870	$—	$—	$—	$(70)	$3,800
Global Technology Services	2,616	—	(2)	—	(39)	2,575
Software	10,966	—	66	—	(111)	10,921
Systems and Technology	772	—	2	—	—	773
Total	$18,226	$—	$65	$—	$(221)	$18,070

There were no goodwill impairment losses recorded during the quarter.

Notes to Consolidated Financial Statements – (continued)

11. Restructuring-Related Liabilities:  The following table provides a rollforward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second quarter of 2005; (2) the fourth quarter of 2002 actions associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2008	Payments	Other Adj.*	3/31/2009
Current:
Workforce	$95	$(23)	$1	$73
Space	23	(5)	1	20
Other	7	—	—	7
Total Current	$125	$(28)	$2	$99
Noncurrent:
Workforce	$453	$—	$(19)	$434
Space	23	—	(3)	21
Total Noncurrent	$476	$—	$(22)	$454

*                 The other adjustments column in the table above principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

12. Segments:  The table on page 52 of this Form 10-Q reflects the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount.  Different results could occur if actuarial assumptions that are unique to the segments were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

13. Contingencies:  The company is involved in a variety of claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, foreign operations and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business.

The following is a summary of some of the more significant legal matters involving the company.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. In October 2005, the company withdrew its patent counterclaims in an effort to simplify and focus the issues in the case and to expedite their resolution. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On August 10, 2007, the court in another suit, The SCO Group, Inc. v. Novell, Inc., issued a decision and order determining, among other things, that Novell is the owner of UNIX and UnixWare copyrights, and obligating SCO to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. At the request of the court in SCO v. IBM, on August 31, 2007, each of the parties filed a status report with the court concerning the effect of the August 10th Novell ruling on the SCO v. IBM case, including the pending motions. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. In the SCO v. Novell case, on November 25, 2008, SCO filed its notice of appeal to the U.S. Court of Appeals for the Tenth Circuit, which included an appeal of the August 10, 2007 ruling.

Notes to Consolidated Financial Statements – (continued)

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain intellectual property rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claims that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. Litigation between the company and T3 continues. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Commission competition law based on the facts alleged in the pending U.S. litigation.

The company is a defendant in an action filed on March 16, 2007 in the United States District Court for the Eastern District of Texas by SuperSpeed LLC, which alleges that certain IBM products infringe certain patents relating generally to cache coherency techniques. SuperSpeed seeks damages and injunctive relief.

The company and certain of its subsidiaries are defendants in an action filed on August 17, 2007 in the United District Court for the Eastern District of Texas by JuxtaComm Technologies, Inc., which alleges that certain IBM products infringe a patent relating to the transformation and exchange of data between different computer systems. JuxtaComm seeks damages and injunctive relief. The case is set for trial in November 2009.

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

On March 27, 2008, the company was temporarily suspended from participating in new business with U.S. Federal government agencies. The notice of temporary suspension was issued by the Environmental Protection Agency (EPA) and related to an investigation by the EPA of possible violations of the Procurement Integrity provisions of the Office of Federal Procurement Policy Act regarding a specific bid for business with the EPA originally submitted in March 2006. In addition, the U.S. Attorney’s Office for the Eastern District of Virginia served the company and certain employees with grand jury subpoenas related to the bid, requesting testimony and documents regarding interactions between employees of the EPA and certain company employees. On April 4, 2008, the company announced an agreement with the EPA that terminated the temporary suspension order. In January 2009, the U.S. Attorney’s Office for the Eastern District of Virginia confirmed that it was closing its investigation and would bring no charges in this matter. In April 2009, the EPA advised the company that this matter is closed.

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

Notes to Consolidated Financial Statements – (continued)

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $2.0 billion, including amounts currently in litigation and other amounts. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil and is awaiting the published decision of the case. Assuming this decision is upheld, the remaining total potential amount related to these matters for all applicable years is approximately $450 million. In addition, the company has received an income tax assessment from Mexican authorities relating to the deductibility of certain warranty payments. In response, the company has filed an appeal in the Mexican Federal Fiscal court. The total potential amount related to this matter for all applicable years is approximately $450 million. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Provisions related to income tax matters are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2009, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously in all such matters, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

14. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,774 million and $4,403 million at March 31, 2009 and December 31, 2008, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $3,147 million and $3,342 million at March 31, 2009 and December 31, 2008, respectively.

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

Notes to Consolidated Financial Statements – (continued)

In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party’s claims. While typically indemnification provisions do not include a contractual maximum on the company’s payment, the company’s obligations under these agreements may be limited in terms of time and/or nature of claim, and in some instances, the company may have recourse against third parties for certain payments made by the company.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $84 million and $50 million at March 31, 2009 and December 31, 2008, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Standard Warranty Liability

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2009	2008
Balance at January 1	$358	$412
Current period accruals	77	92
Accrual adjustments to reflect actual experience	12	16
Charges incurred	(103)	(133)
Balance at March 31	$344	$387

Extended Warranty Liability

(Dollars in millions)	2009	2008
Aggregate deferred revenue at January 1	$589	$409
Revenue deferred for new extended warranty contracts	73	60
Amortization of deferred revenue	(64)	(23)
Other*	(12)	11
Aggregate deferred revenue at March 31	$586	$456

Current portion	$253	$160
Noncurrent portion	333	296
Aggregate deferred revenue at March 31	$586	$456

*  Other primarily consists of foreign currency translation adjustments.

15. Subsequent Events:  On April 28, 2009, the company announced that the Board of Directors approved a quarterly dividend of $0.55 per common share. The dividend is payable June 10, 2009 to shareholders of record on May 8, 2009.  The dividend declaration represents an increase of $0.05, or 10 percent more than the prior quarterly dividend of $0.50 per common share.

On April 28, 2009, the company announced that the Board of Directors authorized $3 billion in additional funds for use in the company’s common stock repurchase program.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2009

Snapshot

				Yr. To Yr.
				Percent/
(Dollars in millions except per share amounts)				Margin
For the three months ended March 31:	2009	2008		Change
Revenue	$21,711	$24,502		(11.4	)%*
Gross profit margin	43.4%	41.5%		1.9	pts.
Total expense and other income	$6,309	$6,968		(9.5)%
Total expense and other income to revenue ratio	29.1%	28.4%		0.6	pts.
Provision for income taxes	$827	$879		(5.9)%
Net income	$2,295	$2,319		(1.0)%
Net income margin	10.6%	9.5%		1.1	pts.
Earnings per share:
Assuming dilution	$1.70	$1.64	**	3.7%
Basic	$1.71	$1.67	**	2.4%
Weighted-average shares outstanding:
Assuming dilution	1,349.5	1,411.4	**	(4.4)%
Basic	1,344.3	1,394.3	**	(3.6)%

	3/31/09	12/31/08
Assets	$101,944	$109,524		(6.9)%
Liabilities	$88,252	$95,939	+	(8.0)%
Equity	$13,693	$13,584	+	0.8%

*         (3.8) percent adjusted for currency

** Reflects the implementation of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2 on pages 7 to 9 for additional information.

+   Reflects implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See Note 2 on pages 7 to 9 for additional information.

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results and other performance metrics can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the first quarter, in a challenging economic environment, the company delivered $1.70 in diluted earnings per share, an increase of 3.7 percent year to year. Total revenue decreased 11.4 percent as reported, 3.8 percent adjusted for currency. Pre-tax income of $3,122 million declined 2.4 percent, however, pre-tax margin increased 1.3 points due to improvements in gross margin and expense. Net income margin improved 1.1 points versus the first quarter of 2008, benefiting from an improved tax rate, and the company’s ongoing common share repurchases drove a lower share balance contributing to the improvement in diluted earnings per share.

The company has been transforming its business over the last decade shifting to higher value areas, globalizing its operations and consistently focusing on cost reduction and operational efficiency. These changes have positioned the company to deliver this financial performance in the current environment.

With a focus on higher value offerings and strong services capabilities, the company has been able to adapt its offerings to deliver what clients are focusing on, which is primarily to save costs and conserve capital. The company’s services signings reflect its ability to meet client’s needs, with total signings in the quarter up 10 percent at constant currency, and longer-term outsourcing signings increasing at 27 percent, adjusted for currency.

The company has taken actions that have shifted the mix of its business, and the business model has become less dependent on hardware, which is more vulnerable to economic conditions. In the first quarter of 2009, effectively all of the company’s pre-tax profit was generated by services, software and financing. The annuity nature of these businesses provides a solid base of revenue, profit and cash flow.

The company has been investing to capture the opportunity in the growth markets. The company’s constant currency revenue growth in the first quarter (4 percent) in these markets remained about 8 points higher than in the major markets, consistent with full year and fourth-quarter 2008 results.

The company has had an ongoing focus on driving productivity in all parts of its business, including sales operations, supply chain management, services delivery and global support functions. These efforts have reduced the company’s fixed cost base, improving the operational balance point.

As a result of these actions, the company has built a more resilient business model, one that generates more profit from each dollar of revenue.

The company’s revenue performance was impacted by currency and the economic environment, but the results also reflect its broad business capabilities and the contribution of its annuity businesses. Services revenue was driven by the strong annuity base, though performance was impacted by a slowdown in small faster yielding projects and declines in longer-term signings in 2008. Software revenue growth, when adjusted for currency, was driven by continued demand for mission critical software. Systems and Technology performance reflects the challenges that transaction-based businesses are facing in the current economic environment. Within the segment, the company’s UNIX servers performed well. Global Financing revenue, when adjusted for currency, resulted in financing and used equipment sales revenue flat versus the prior year.

The gross profit margin was 43.4 percent, an increase of 1.9 points, primarily due to improvements in Global Technology Services (1.0 point of the increase), Software (0.5 points of the increase) and Global Business Services (0.3 points of the increase), partially offset by a decrease in Systems and Technology (0.3 points of decline).

Total expense and other income decreased 9.5 percent for the first quarter of 2009 versus the first quarter of 2008. Overall, the decrease was driven by approximately 9 points due to the effects of currency, acquisitions drove approximately 3 points of growth and the company’s operational expense improved 4 points year over year.

The company’s effective tax rate for the first three months of 2009 was 26.5 percent versus 27.5 percent in the first three months of 2008.

Total assets decreased $7,579 million (decreased $5,382 million adjusted for currency) from December 31, 2008, primarily due to lower total receivables ($5,240 million), total deferred taxes ($880 million) and cash and cash equivalents ($447 million). The company had $12,295 million in cash and marketable securities at March 31, 2009.

Total liabilities decreased $7,687 million (decreased $5,915 million adjusted for currency) from December 31, 2008, primarily due to lower total debt ($2,949 million), compensation and benefits ($1,255 million), retirement and nonpension postretirement benefit obligations ($1,176 million), accounts payable ($1,136 million) and taxes payable ($711 million).

Stockholders’ equity of $13,693 million increased $108 million from December 31, 2008, primarily due to higher retained earnings ($1,614 million), common stock ($301 million) and retirement-related items ($233 million), partially offset by increased treasury stock ($1,977 million).

The company generated $4,386 million in cash flow provided by operating activities, an increase of $185 million, compared to the first quarter of 2008. Net cash used in investing activities of $48 million was $5,730 million lower than the first quarter of 2008, primarily due to the Cognos acquisition in 2008 and the sale of core logistics operations to Geodis in the first quarter of 2009. Net cash used in financing activities of $4,583 million was $1,787 million higher, primarily due to increased net payments associated with debt ($1,605 million) and lower receipts of cash from other common stock transactions ($723 million), partially offset by lower payments to repurchase common stock ($662 million) in the first quarter of 2009 versus the first quarter of 2008.

Global Services signings were $12,535 million, a decrease of 0.6 percent year to year (increased 10 percent adjusted for currency). The estimated Global Services backlog, as reported, ended at $126 billion, down $4 billion (unchanged adjusted for currency) versus the December 31, 2008 balance.

Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the first-quarter 2009 versus first-quarter 2008 reportable segment external revenue and gross margin results.

(Dollars in millions) For the three months ended March 31:	2009	2008	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$8,754	$9,677	(9.5)%		(0.9)%
Gross margin	33.9%	31.3%	2.6	pts.
Global Business Services	4,397	4,911	(10.5)%		(3.5)%
Gross margin	26.5%	25.0%	1.5	pts.
Software	4,539	4,847	(6.3)%		1.6%
Gross margin	84.2%	83.9%	0.3	pts.
Systems and Technology	3,228	4,219	(23.5)%		(18.5)%
Gross margin	34.0%	37.0%	(3.0)	pts.
Global Financing	578	633	(8.5)%		0.1%
Gross margin	45.9%	50.8%	(5.0)	pts.
Other	213	216	(0.9)%		8.6%
Gross margin	52.7%	(19.9)%	72.6	pts.
Total revenue	$21,711	$24,502	(11.4)%		(3.8)%
Gross profit	$9,431	$10,166	(7.2)%
Gross margin	43.4%	41.5%	1.9	pts.

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Revenue		Pre-tax Income*
For the three months ended March 31:	2009	2008	2009	2008
Global Technology Services	40.7%	39.8%	33.0%	29.3%
Global Business Services	20.5	20.2	15.6	17.2
Total Global Services	61.2	60.1	48.5	46.5
Software	21.1	20.0	39.9	37.6
Systems and Technology	15.0	17.4	0.8	4.3
Global Financing	2.7	2.6	10.8	11.5
Total	100.0%	100.0%	100.0%	100.0%

* Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), had combined revenue of $13,152 million, a decrease of 9.8 percent (2 percent adjusted for currency) in the first quarter of 2009 compared to the first quarter of 2008. Revenue was driven by the strong annuity base, though performance was impacted by a slowdown in small faster yielding projects and declines in long-term signings in 2008. In the first quarter of 2009, total Global Services signings decreased 1 percent (increased 10 percent adjusted for currency) to $12,535 million. Signings in the longer-term outsourcing businesses were $6,991 million, an increase of 14 percent (27 percent adjusted for currency). Shorter-term signings, which include Consulting and Systems Integration and Integrated Technology Services, were $5,544 million, a decrease of 14 percent (5 percent adjusted for currency). The company signed 16 deals larger than $100 million in the quarter. The estimated Global Services backlog, at actual currency rates was $126 billion at March 31, 2009, a decrease of $4 billion (unchanged adjusted for currency) from the December 31, 2008 level. The Global Services segments leveraged very strong margin performance and delivered combined pre-tax profit of $1,625 million in the first quarter of 2009, an improvement of 3.7 percent. Pre-tax margin increased 1.6 points to 11.8 percent. The Global Services business has continued to execute on cost and expense actions consistent with the transformation of its business model.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Global Services Revenue:	$13,152	$14,588	(9.8)%
Global Technology Services:	$8,754	$9,677	(9.5)%
Strategic Outsourcing	4,539	5,011	(9.4)
Integrated Technology Services	2,035	2,187	(7.0)
Maintenance	1,656	1,825	(9.2)
Business Transformation Outsourcing	524	654	(19.8)
Global Business Services	$4,397	$4,911	(10.5)%

Global Technology Services revenue decreased 9.5 percent (1 percent adjusted for currency) versus the first quarter of 2008. Total signings in GTS increased 1 percent (13 percent adjusted for currency) led by longer-term outsourcing signings growth of 8 percent (22 percent adjusted for currency). Shorter-term signings decreased 16 percent (7 percent adjusted for currency).

Strategic Outsourcing (SO) revenue was down 9.4 percent (1 percent adjusted for currency) in the first quarter of 2009 versus the same period in 2008. SO signings in the first quarter of 2009 increased 8 percent (23 percent adjusted for currency), led by strength in North America, driven by Canada, and the growth markets. Strategic Outsourcing remains a compelling value proposition to clients as it provides a lower cost base and effective cost variability over the contract period.

Integrated Technology Services (ITS) revenue decreased 7.0 percent (increased 1 percent adjusted for currency) in the first quarter of 2009 versus the first quarter of 2008. ITS signings decreased 16 percent (7 percent adjusted for currency). In the first quarter, efficiency offerings such as Optimization and Managed Services continued to perform well, however, large end-user rollouts with high OEM capital content began to decline. The shift in the portfolio to higher value offerings and away from OEM content, although impacting revenue and signings in the quarter, contributed to better gross profit margin performance.

Business Transformation Outsourcing (BTO) revenue decreased 19.8 percent (9 percent adjusted for currency) year to year, driven primarily by lower client business volumes in North America and Europe. BTO signings increased 9 percent (19 percent adjusted for currency).

Maintenance revenue decreased 9.2 percent (2 percent adjusted for currency) in the first quarter of 2009 compared to the first quarter of 2008. Services provided to Ricoh InfoPrint Solutions in the first quarter of 2008, which in subsequent periods transitioned to Ricoh, drove the majority of the decline.

Global Business Services revenue decreased 10.5 percent (4 percent adjusted for currency) in the first quarter of 2009 compared with the prior year. While revenue in the growth markets accelerated from performance in the second half of 2008, the major markets were impacted by lower longer-term signings in 2008 and a deferral of some contracts. Total signings in GBS decreased 2 percent (increased 6 percent adjusted for currency) in the quarter. Longer-term application outsourcing signings increased 44 percent (49 percent adjusted for currency) with growth in both the major and growth markets. Within the major markets, clients continue to be primarily motivated by cost savings opportunities, while in the growth markets, demand has been more balanced between cost savings and infrastructure build-out initiatives. Within the shorter-term category of Consulting and Systems Integration, signings decreased 13 percent (4 percent adjusted for currency) in the quarter, with declines in the smaller contracts that impact near-term revenue yield. Within total GBS signings, from a sector perspective, declines in Industrial and General Business were partially offset by growth in the Public and Communications sectors. Cost savings and efficiency offerings continue to drive the majority of the demand in GBS.

			Yr. To Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2009	2008	Change
Global Technology Services:
Gross profit	$2,968	$3,032	(2.1)%
Gross profit margin	33.9%	31.3%	2.6	pts.
Global Business Services:
Gross profit	$1,166	$1,228	(5.1)%
Gross profit margin	26.5%	25.0%	1.5	pts.

GTS gross profit decreased 2.1 percent compared to the first quarter of 2008, with gross profit margin improving 2.6 points. All lines of business delivered gross margin expansion in the quarter. Segment pre-tax profit increased 11.7 percent to $1,104 million with a pre-tax margin of 12.1 percent, an increase of 2.3 points versus the first quarter of 2008. This was the seventh consecutive quarter of double-digit pre-tax profit growth. These margin improvements were driven by a combination of greater mix to higher value offerings, particularly in Integrated Technology Services where the key plays are becoming a larger portion of the portfolio, and cost and expense management driven by initiatives in standardization, global integration and improved efficiency. The actions taken to improve efficiency provides the flexibility and capability needed to quickly address rapidly changing environments and positions GTS well for when the global economies start to improve.

GBS gross profit decreased 5.1 percent to $1,166 million while the gross profit margin improved 1.5 points to 26.5 percent. Segment pre-tax profit decreased 10.0 percent to $521 million with a pre-tax margin of 11.3 percent, an improvement of 0.1 points year over year. Within its services segments, the company expects to see the benefit from recent workforce rebalancing actions over the remainder of the year and has the management and delivery structure in place to continue to expand margins.

Global Services Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusting for
For the three months ended March 31:	2009	2008	Change	Currency
Global Technology Services Signings:
SO & BTO (Longer-term)	$5,574	$5,162	8.0%	22.2%
ITS (Shorter-term)	1,947	2,318	(16.0)	(7.0)
Total	$7,521	$7,480	0.5%	13.2%
Global Business Services Signings:
Application Outsourcing (Longer-term)	$1,416	$984	44.0%	49.5%
C&SI (Shorter-term)	3,597	4,147	(13.3)	(4.2)
Total	$5,014	$5,131	(2.3)%	6.1%

Global Services signings are management’s initial estimate of the value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. For example, for long-term contracts that require significant up-front investment by the company, the portions of these contracts that are a signing are those periods in which there is a significant economic impact on the client if the commitment is not achieved, usually through a termination charge or the client incurring significant wind-down costs as a result of the termination. For short-term contracts that do not require significant upfront investments, a signing is usually equal to the full contract value. Longer-term contracts represent SO and BTO outsourcing contracts as well as GBS contracts with the U.S. Federal government and its agencies and Application Management Services (AMS) for custom and legacy applications. Shorter-term contracts represent the remaining GBS offerings of Consulting and Systems Integration (C&SI), AMS for packaged applications and ITS contracts.

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

Software

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Software Revenue:	$4,539	$4,847	(6.3)%
Middleware:	$3,577	$3,751	(4.6)%
Key Branded Middleware:	2,484	2,586	(3.9)
WebSphere Family			4.9
Information Management			(7.6)
Lotus			(11.6)
Tivoli			(1.3)
Rational			9.2
Other middleware	1,093	1,164	(6.2)
Operating systems	492	529	(7.1)
Product Lifecycle Management	169	248	(32.1)
Other	302	318	(5.2)

Software segment revenue of $4,539 million decreased 6.3 percent (increased 2 percent adjusted for currency) in the first quarter of 2009 compared to the first quarter of 2008. In a tough economic environment, customers continued to purchase mission critical software to run their businesses. In addition, demand was strong for software that delivers clients a fast return on their investment, while acquisition of software for transformational projects slowed, and any non-essential purchases were heavily scrutinized.

Key Branded Middleware revenue decreased 3.9 percent (increased 5 percent adjusted for currency) and represented 55 percent of total Software segment revenue, an increase of 1 point compared to first-quarter 2008. Adjusted for currency, growth was led by WebSphere, Rational and Tivoli.

WebSphere Family revenue increased 4.9 percent (14 percent adjusted for currency) in the first quarter of 2009. Application Servers, which allow customers to build, run and integrate their mission-critical business applications, was up 10 percent, adjusted for currency, in the quarter. ILOG, which was acquired in December 2008, performed well in the quarter and contributed to the double-digit revenue growth in WebSphere Business Integration software.

Information Management revenue decreased 7.6 percent (increased 1 percent adjusted for currency) in the first quarter of 2009 compared to the first quarter of 2008. Distributed Relational Database software continued to perform well and had double-digit revenue growth, adjusted for currency, in the quarter.

Lotus revenue decreased 11.6 percent (3 percent adjusted for currency) in the first quarter of 2009 driven by customer consolidation.

Tivoli revenue decreased 1.3 percent (increased 8 percent adjusted for currency) in the quarter. Adjusting for currency, there was strong growth in all product lines: security, systems management and storage software. Customers continue to utilize Tivoli software to improve control and automation in their infrastructure to drive lower cost and improved efficiency. Storage management software grew 13 percent, adjusted for currency, as customers optimized their storage infrastructure.

Rational revenue increased 9.2 percent (19 percent adjusted for currency) in the first quarter of 2009, driven by strength in performance and security testing offerings.

Revenue from Other middleware and Operating systems products decreased 6.2 percent (increased 2 percent adjusted for currency) and 7.1 percent (flat adjusted for currency), respectively, in the first quarter of 2009 compared to the first quarter of 2008.

Other software segment revenue decreased 5.2 percent (increased 3 percent adjusted for currency) in the first quarter of 2009 reflecting continued growth, adjusted for currency, in software-related services.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2009	2008	Change
Software gross profit:
Gross profit	$3,822	$4,066	(6.0)%
Gross profit margin	84.2%	83.9%	0.3	pts.

Software segment gross profit decreased 6.0 percent to $3,822 million with margin improvement of 0.3 points. The Software segment delivered pre-tax profit of $1,335 million in the first quarter of 2009, an increase of 5.4 percent. The segment pre-tax margin of 25.9 percent increased 2.9 points compared to first-quarter 2008. The strong annuity content of the software business, representing approximately two-thirds of the business, provides a solid base of revenue and profit, and helped the software business to deliver solid performance in a tough environment.

Systems and Technology

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Systems and Technology Revenue:	$3,228	$4,219	(23.5)%
System z			(18.8)%
Converged System p			(1.8)
System x			(28.4)
System Storage			(19.7)
Retail Store Solutions			(38.4)
Total Systems			(21.5)
Microelectronics OEM			(36.0)

Systems and Technology revenue decreased 23.5 percent (18 percent adjusted for currency) in the first quarter of 2009 versus the first quarter of 2008, reflecting the challenges that transactional-based businesses are facing in the current environment. The company continued to demonstrate strength in high end servers, driven by virtualization, increased efficiency and good returns on client investments.

System z revenue decreased 18.8 percent (12 percent adjusted for currency) in the first quarter versus the prior year, while MIPS (millions of instructions per second) volumes grew 18 percent year-to-year. This is the fifth consecutive quarter of double-digit MIPS growth on the mainframe servers. MIPS from specialty engines increased approximately 20 percent, driven by over 50 percent growth in Linux MIPS. Revenue increased 37 percent (60 percent adjusted for currency) in the company’s growth markets, while the major markets were weak, especially in Europe, as a result of a strong compare to the first quarter of 2008 when the company introduced its new mainframe product.

Converged System p revenue decreased 1.8 percent (up 5 percent adjusted for currency) in the first quarter of 2009 versus the first quarter of 2008. The constant currency revenue growth was driven by the high end (45 percent) and mid range servers (8 percent), partially offset by low end servers (down 49 percent).

System x revenue decreased 28.4 percent (23 percent adjusted for currency) in the first quarter of 2009 versus the prior year. System x server revenue declined 27 percent as demand for x86 solutions continues to weaken as clients virtualize  workloads and consolidate onto more efficient platforms.

System Storage revenue decreased 19.7 percent (14 percent adjusted for currency) in the first quarter of 2009 versus the first quarter of 2008. Total disk revenue decreased 17 percent (10 percent adjusted for currency) primarily due to a decline of 35 percent in midrange disk. Enterprise disk was down 7 percent, essentially flat when adjusted for currency. Tape revenue decreased 27 percent in line with market performance.

Microelectronics OEM revenue decreased 36.0 percent in the first quarter of 2009 compared to the first quarter of 2008. The primary mission of this business is to provide leadership technology for the systems business, as demonstrated by the strength in the company’s high-end servers.

Retail Stores Solutions revenue decreased 38.4 percent (32 percent adjusted for currency) versus the first quarter of 2008, reflecting continued weakness in the retail sector.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2009	2008	Change
Systems and Technology gross profit:
Gross profit	$1,097	$1,562	(29.7)%
Gross profit margin	34.0%	37.0%	(3.0	)pts.

Gross margin decreased 3.0 points as margins declined across all brands in the first quarter of 2009 versus the first quarter of 2008. Microelectronics OEM, System x and System Storage impacted the overall margin by 1.4, 1.1 and 1.1 points, respectively; partially offsetting these declines was a revenue mix benefit of 0.9 points driven by converged System p.

Systems and Technology pre-tax margin declined 2.5 points to 0.8 percent in the first quarter of 2009, reflecting lower revenue and gross margins versus the first quarter of 2008.

Global Financing

See pages 42 to 47 for an analysis of the Global Financing segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is presented separately.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Total Revenue	$21,711	$24,502	(11.4)%
Geographies:	$21,250	$23,805	(10.7)%
Americas	9,254	9,923	(6.7)
Europe/Middle East/Africa	7,178	8,775	(18.2)
Asia Pacific	4,818	5,107	(5.7)
OEM	$461	$696	(33.7)%

Geographic revenue decreased 10.7 percent (3 percent adjusted for currency) to $21,250 million in the first quarter of 2009 with consistent performance, adjusted for currency, across the geographies. Revenue from the company’s growth markets organization decreased 12.0 percent (increased 4 percent adjusted for currency) while revenue from the more established major markets decreased 10.5 percent (4 percent adjusted for currency).

Americas revenue decreased 6.7 percent (3 percent adjusted for currency) in the first quarter of 2009. In the major market countries, revenue in the U.S. declined 4.7 percent and Canada was down 19.6 percent (flat adjusted for currency). Latin America revenue decreased 11.4 percent (increased 7 percent adjusted for currency), with Brazil revenue down 20.1 percent (up 7 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 18.2 percent (3 percent adjusted for currency) in the first quarter of 2009 when compared to the first quarter of 2008. Revenue decreased in the majority of the major market countries with the U.K. down 27.6 percent (flat adjusted for currency), Germany 13.3 percent (flat adjusted for currency), France 15.4 percent (decreased 2 percent adjusted for currency), Italy 15.9 percent (decreased 3 percent adjusted for currency) and Spain 13.8 percent (decreased 1 percent adjusted for currency).

Asia Pacific revenue decreased 5.7 percent (3 percent adjusted for currency) year over year. In the Asia Pacific growth market countries, revenue decreased 12.2 percent as reported, but increased 3 percent adjusted for currency. Japan revenue increased 0.7 percent (decreased 10 percent adjusted for currency).

Across the geographies, aggregate revenue from the countries comprising the company’s growth markets organization decreased 12.0 percent (increased 4 percent adjusted for currency) in the first quarter of 2009 and represented approximately 17 percent of the company’s total geographic revenue. Adjusted for currency, growth in these markets remained approximately 8 points higher than in the major markets. Across the growth markets, revenue performance reflected the diversity of the regions. While areas such as Central and Eastern Europe and a few of the smaller Asia Pacific countries have been more challenging, several of the larger countries are showing resiliency and good growth. India revenue declined 9.6 percent, as reported, but increased 12 percent adjusted for currency. China revenue increased 14.2 percent (11 percent adjusted for currency) reflecting continued strong demand for banking infrastructure offerings and increasing demand for smarter planet solutions. The company is continuing to target its investments to profitable growth areas, capturing opportunities in these strategically important markets.

OEM revenue decreased 33.7 percent (34 percent adjusted for currency) in the first quarter of 2009 when compared to the first quarter of 2008, driven by reduced demand in the Microelectronics OEM business.

Revenue from the company’s industry sales units decreased 11.0 percent (3 percent adjusted for currency) in the first quarter of 2009. Adjusted for currency, revenue performance in the first quarter was led by Public sector revenue, which decreased 2.5 percent as reported, but increased 6 percent, adjusted for currency, with growth in all industries. Public sector signings were strong in the quarter, increasing nearly 50 percent, adjusted for currency, and over 200 percent in the U.S. Government and education clients at the federal level are focusing on investments to drive job creation, while state and local agencies are looking for cost reduction through infrastructure and process transformation. Healthcare clients are focused on cost reductions with strong demand for outsourcing and transformational offerings. Financial Services sector revenue decreased 10.1 percent (3 percent adjusted for currency) in the quarter. The company’s value proposition around cost reduction and risk and compliance remains a priority for Financial Services clients and market consolidation is driving demand for integration projects. Communications sector revenue decreased 9.5 percent (flat adjusted for currency). Clients are looking for operating efficiencies and cost reduction and the company’s offerings on Intelligent Utility Network provide a strong entry for Smart Grid technology. Distribution sector revenue decreased 13.9 percent (7 percent adjusted for currency) and remains challenging in the major market countries. The growth market countries had double digit revenue growth, adjusted for currency, in all the Distribution sector industries as infrastructure for expansion is driving investment. Industrial sector revenue declined 20.3 percent (15 percent adjusted for currency) in the quarter and remains the most challenging as clients are conserving cash and reducing capital spending to position for recovery and long-term viability.

Expense

Total Expense and Other (Income)

			Yr. To Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Total expense and other (income)	$6,309	$6,968	(9.5)%
Expense to revenue ratio	29.1%	28.4%	0.6	pts.

The key drivers year to year in total expense and other (income) were approximately:

•                  Operational expense, down 4 points

•                  Acquisitions, up 3 points

•                  Currency, down 9 points

In 2009, the company continues to focus on increased efficiency and productivity, while targeting its investments in higher value offerings and growth market opportunities.

For additional information regarding Total expense and other (income), see the following analyses by category.

Selling, general and administrative expense

			Yr. To Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,345	$4,928	(11.8)%
Advertising and promotional expense	287	297	(3.3)
Workforce reductions	265	95	178.0
Amortization expense – acquired intangibles	73	69	6.6
Retirement-related expense	95	103	(7.5)
Stock-based compensation	101	127	(20.9)
Bad debt expense	97	1	nm
Total	$5,264	$5,620	(6.3)%

* Reclassified to conform with 2009 presentation.

nm – not meaningful

Total Selling, general and administrative (SG&A) expense decreased 6.3 percent (up 2 percent adjusted for currency) in the first quarter of 2009 versus the first quarter of 2008. The decrease was driven by approximately 8 points due to the impact of currency, partially offset by increased acquisition-related spending which accounted for approximately 2 points. Workforce reductions—related expense increased $170 million due to actions taken by the company in the first quarter, primarily in the services business. The company expects to spend between $300 million and $400 million globally related to workforce reductions for the full year 2009.  Bad debt expense increased $95 million driven by additional specific accounts receivables provisions. The company’s accounts receivable provision coverage is 2.4 percent, an increase of 80 basis points from a year ago and an increase of 40 basis points from year-end 2008.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008*	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(28)	$106	nm %
Losses/(gains) on derivative instruments	49	(19)	nm
Interest income	(25)	(134)	(81.2)
Net losses/(gains) from securities and investment assets	20	(57)	nm
Net realized (gains) from certain real estate activities	—	(12)	nm
Other	(320)	(8)	nm
Total	$(304)	$(125)	142.8%

* Reclassified to conform with 2009 presentation.

nm — not meaningful

Other (income) and expense was income of $304 million in the first quarter of 2009 versus income of $125 million in the first quarter of 2008. The increase in income was driven by the net gain ($298 million) reflected in Other in the table above, recognized from the divestiture of the core logistics operations to Geodis and improved foreign currency transaction impacts ($133 million) versus the prior year. Interest income was lower ($109 million) reflecting the current interest environment and the year-to-year impact related to securities and investment assets ($77 million) reflects sales of Lenovo stock in the prior year.

Overall impact related to derivative instruments was a net expense of $49 million, $68 million higher than the prior year. Included within the foreign currency hedging activity, the company hedges its major anticipated cross-border cash flows to mitigate the effect of currency volatility in its global cash planning (the hedge of anticipated royalties and cost transactions programs as discussed in Note 6), which also reduces volatility in the year-over-year results.  The impact of these specific hedging programs is primarily reflected in other (income) and expense, as well as cost of goods sold.  The income from these cash flow hedge programs reflected in other (income) and expense was $95 million, an increase of $199 million year to year.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Research, development and engineering:
Total	$1,480	$1,569	(5.7)%

Research, development and engineering (RD&E) expense decreased 5.7 percent in the first quarter of 2009 versus the first quarter of 2008 primarily driven by: operational expense (down 4 points) and currency impacts (down 5 points), offset by acquisitions (up 3 points). On a segment basis, spending was lower in Software ($39 million) and Systems and Technology ($11 million).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property (IP)	$45	$15	194.4%
Licensing/royalty-based fees	99	132	(24.9)
Custom development income	123	127	(2.6)
Total	$268	$274	(2.2)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the quarter.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Interest expense:
Total	$136	$178	(23.2)%

The decrease in interest expense was driven by lower debt and interest rates in the first quarter of 2009 versus the comparable period of 2008. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. See pages 45 and 46 for additional information regarding Global Financing debt and interest expense. Overall, total interest for the first quarter was $335 million, a decrease of $52 million year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. Cost amounts are included as an element in the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$342	$361	(5.5)%
Nonpension postretirement plans — cost	85	95	(10.2)
Total	$427	$456	(6.5)%

Included in the amounts above, the company had income of $77 million and $100 million associated with its defined benefit pension plans for the quarters ended March 31, 2009 and 2008, respectively. This decline in income was primarily driven by increased amortization of actuarial losses due to 2008 financial market performance. The cost of defined contribution plans decreased $42 million year over year. The net year-to-year decrease in cost impacted gross profit, SG&A expense and RD&E expense by approximately $19 million, $8 million and $2 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in high value businesses. The following table presents the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 10 on page 18 for additional information.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2009	2008	Change
Cost :
Software (Sales)	$41	$38	7.6%
Global Technology Services (Services)	8	8	1.6
Systems and Technology (Sales)	3	—	nm
Selling, general and administrative	73	69	6.6
Total	$125	$115	8.8%

nm — not meaningful

Taxes

The effective tax rate for the first three months of 2009 was 26.5 percent versus an effective tax rate of 27.5 percent for the first three months of 2008. The decline in the rate was primarily due to an increase in tax credit benefits associated with the U.S. Research and Experimentation Tax Credit.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2002. The years subsequent to 2002 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2008 determined in accordance with FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, increased by $130 million in the first quarter to $4,028 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3,485 million at March 31, 2009.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2006 and 2007 in the first quarter of 2009.

The company has certain foreign tax loss carryforwards that have not been reflected in the gross deferred tax asset balance. These losses, the potential tax benefit of which is approximately $1.2 billion, have not been recorded in the Consolidated Statement of Financial Position as the company has not determined if it will claim these losses. The company is currently evaluating whether to claim these losses.

See the 2008 IBM Annual Report, Note P, “Taxes,” on pages 99 to 101 for additional information.

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

				Yr. To Yr.
				Percent
For the three months ended March 31:	2009	2008		Change
Earnings per share:
Assuming dilution	$1.70	$1.64	*	3.7%
Basic	$1.71	$1.67	*	2.4%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,349.5	1,411.4	*	(4.4)%
Basic	1,344.3	1,394.3	*	(3.6)%

* Reflects implementation of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2 on pages 7 to 9 for additional information.

Actual shares outstanding at March 31, 2009 were 1,321.4 million. The weighted-average number of common shares outstanding assuming dilution was lower by 61.9 million in the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

At March 31, 2009, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $12,294 million. Total debt of $30,976 million decreased $2,949 million from prior year-end levels. The commercial paper balance at March 31, 2009 was $837 million, up from $468 million at year end, but the balance remains historically low. The company continues to have substantial flexibility in the market. In the first quarter, the company generated $4,386 million in cash from operations, an increase of $185 million compared to the first quarter of 2008. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity though the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 42, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2009	2008
Current assets	$43,995	$49,004
Current liabilities	37,425	42,435
Working capital	$6,570	$6,568

Current ratio	1.18:1	1.15:1

Working capital was essentially flat compared to the year-end 2008 position. The key changes are described below:

Current assets decreased $5,009 million, including a currency impact of $1,103 million, due to:

•                  A decline of $4,092 million in short-term receivables driven by:

•                  a decrease of $3,322 million primarily due to collections of higher year-end balances, and

•                  approximately $770 million currency impact.

•                  A decrease of $612 million in cash and cash equivalents and marketable securities including a $202 million currency impact (see cash flow analysis on page 37).

Current liabilities decreased $5,010 million, including a $778 million benefit from currency, as a result of:

•                  A decrease in short-term debt of $1,366 million primarily driven by:

•                  $3,471 million in payments; partially offset by

•                  reclasses of $1,508 million from long-term to short-term debt to reflect maturity dates; and

•                  $664 million in new debt issuances and a $369 million increase in commercial paper.

•                  A decrease in compensation and benefits of $1,255 million (including a currency benefit of $104 million) and a decrease of $1,136 million (including a currency benefit of $158 million) in accounts payable reflecting declines from typically higher year-end balances;

•                  A decrease of $711 million in taxes payable primarily due to income tax payments in the first quarter of 2009; and

•                  A decrease of $710 million in other accrued expenses and liabilities (including a currency benefit of $125 million) primarily driven by decreased derivative liabilities due to changes in foreign currency rates.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008
Net cash provided by/(used in) operations:
Operating activities	$4,386	$4,202
Investing activities	(48)	(5,778)
Financing activities	(4,583)	(2,796)
Effect of exchange rate changes on cash and cash equivalents	(202)	168
Net change in cash and cash equivalents	$(447)	$(4,205)

Net cash from operating activities increased $185 million as compared to the first quarter of 2008 driven by the following key factors:

•                  An increase in cash provided by accounts receivable of $262 million, driven by Global Financing receivables ($187 million) and non-Global Financing receivables ($75 million) due to lower first-quarter 2009 revenue and improved collections;

•                  A U.S. Federal tax refund of $350 million received in the first quarter; partially offset by

•                  Higher payments for workforce rebalancing of $265 million; and

•                  Higher retirement-related funding for non-U.S. plans of $246 million.

Net cash used in investing activities decreased $5,730 million driven by:

•                  A decrease of $4,940 million in acquisitions primarily driven by the acquisition of Cognos in 2008;

•                  A decrease in cash used in net capital spending of $419 million driven by lower investments in the Strategic Outsourcing and Microelectronics businesses; and

•                  An increase of cash from divestitures of $327 million as a result of the Geodis transaction in 2009.

Net cash used in financing activities increased $1,787 million as a result of:

•                  Increase of $1,605 million in net cash payments to settle debt;

•                  A decrease of $723 million in cash generated by other common stock transactions primarily due to lower stock option exercises; partially offset by

•                  Lower common stock repurchases of $662 million.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2009	2008
Noncurrent assets	$57,950	$60,520
Long-term debt	21,106	22,689
Noncurrent liabilities (excluding debt)	29,721	30,815	*

* Reflects implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See Note 2 on pages 7 to 9 for additional information.

The decrease in noncurrent assets of $2,570 million ($1,094 million due to currency) was driven by:

•                  A decrease of $1,148 million in long-term financing receivables ($275 million due to currency) driven by maturities exceeding originations;

•                  A decrease of $747 million in noncurrent deferred taxes ($165 million due to currency) primarily due to the expected utilization of deferred taxes on the company’s current year tax return; and

•                  A decrease of $578 million in plant, rental machines and other property driven by currency ($276 million) and lower capital spending.

Long-term debt decreased $1,583 million primarily due to a reclass to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, decreased $1,094 million ($810 million due to currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $1,176 million ($628 million due to currency) primarily driven by contributions to non-U.S. plans.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2009	2008
Total company debt	$30,976	$33,926
Total Global Financing segment debt	$23,358	$24,360
Debt to support external clients	19,943	20,892
Debt to support internal clients	3,415	3,468

Global Financing provides financing predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on pages 45 and 46.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. The company’s long-term “core” debt-to-capitalization ratio objective is 20 to 30 percent. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 42.4 percent at March 31, 2009 compared to 48.7 percent at December 31, 2008. The reduction was primarily driven by the decrease in non-Global Financing debt of $1,947 million from December 31, 2008 balances.

Consolidated debt-to-capitalization ratio at March 31, 2009 was 69.3 percent versus 71.4 percent at December 31, 2008.

Equity

Stockholders’ equity increased $108 million primarily as a result of an increase in retained earnings of $1,614 million and an increase of $301 million in common stock, partially offset by an increase in treasury stock of $1,977 million, driven by the company’s common stock repurchases in the first quarter of 2009.

Looking Forward

The company delivers value to its clients through the following three strategic priorities, which are described more fully in the 2008 IBM Annual Report on pages 20 and 21, under the section entitled “Strategy:”

•        Focus on Open Technologies and High-Value Solutions

•        Deliver Integration and Innovation to Clients

•        Become the Premier Globally Integrated Enterprise

The company has a significant global presence, operating in over 170 countries, with approximately 65 percent of its 2008 revenue and 63 percent of its first quarter 2009 revenue generated outside the U.S. This global reach gives the company access to markets, with well-established organizations and management systems that understand the clients and their challenges and that can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

In emerging markets, the company will continue to invest for revenue growth by capturing new infrastructure spending in these markets. While these economies have slowed, these markets still offer good growth opportunities relative to the rest of the world.

The company has developed a strong value proposition for the established markets based on cost reduction, capital conservation and risk management. The high value, integrated offerings, including green data centers, outsourcing and virtualization on high-end systems, have performed well in these markets in the current environment.

Looking forward, the company’s “Smarter Planet” strategy will provide an important new opportunity to deliver value to clients. The company anticipates a significant opportunity in “smart infrastructure” projects as governments around the world implement economic stimulus programs focused on next generation smart grids, healthcare-related information technology and broadband. Projects of these types require technology integration and industry insight which should uniquely position the company to participate in these opportunities.

Two other key initiatives that the company is investing in are business analytics and cloud computing. Business analytics leverages the company’s capabilities to optimize its clients’ business performance by applying analytics to their business processes. Cloud computing is an emerging model for delivering and consuming IT-enabled services. Each of these three opportunities require enterprise software, deep industry process knowledge and solution integration capabilities — all key strengths of the company.

The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. The company invested over $6 billion in RD&E in 2008 and approximately $30 billion over the past five years.

In addition, the company’s financial position is strong. Through its efficient cash generation business model based on disciplined balance sheet management, in 2008, the company generated $18.8 billion in operating cash flow and had $12.3 billion in cash and marketable securities at March 31, 2009. This provides the company with the financial flexibility for investments in changing business environments. The company will also continue to focus on cost and expense reduction and improved efficiency. In 2008 and in the first quarter of 2009, those efforts translated to margin expansion and the company expects this to continue for the balance of the year.

In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 roadmap is comprised of two key components. First, the 2010 roadmap includes generating earnings per share in the range of $9 to $10 per share, or 10 to 14 percent growth from 2006 through a combination of operational elements including revenue growth, margin improvement, growth initiatives, acquisitions and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases. In addition to these operational elements, the company’s roadmap to the $10 to $11 per share range includes the projected benefit of retirement-related costs based on December 31, 2006 assumptions. Actual retirement-related costs will depend on several factors including financial market performance, the interest rate environment and actuarial assumptions. In March 2008, the company met again with investors and analysts and discussed the progress the company is making on its 2010 roadmap.

In January 2009, the company disclosed that it was projecting earnings per share of at least $9.20 per diluted share for the full year 2009, primarily driven by margin improvement. In April 2009, the company reiterated its projection of at least $9.20 per diluted share for 2009. In addition, as the company continues to execute its strategy and maintains its focus on delivering profit and cash over the longer term, it believes that it is ahead of pace of attaining its 2010 roadmap.

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

The continued investments in Software have led to this segment’s emergence as a strong source of revenue growth and the largest contributor to the company’s profit in 2008 and 2007. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. Clients continue to rely on the extensive middleware portfolio to help them transform their business, streamline costs and seek new business opportunities. The key to continued Software growth stems from the ability to maintain and grow this industry-leading software business, and by continuing to capitalize on industry trends. Investments will be aligned to advance the company’s growth strategy through new client acquisition, with specific focus on key industries and local businesses. The company will also continue to focus on expanding its software capabilities through a combination of internal development and strategic acquisitions.

Within the Global Services business, combined profit improved in the first quarter driven by gross margin and pre-tax margin expansion. The company continues to see the results of the targeted actions it has taken to transform the services business model and continued to execute on cost and expense actions consistent with that transformation in the first quarter. The Global Services business enters the second quarter with strong executional momentum and a revenue backlog of $126 billion, an increase of $1 billion from the prior year, adjusted for currency. The company continues to evolve and adapt its offerings to meet the changing needs for its clients. A key example is the new Business Analytics and Optimization service line within GBS which will draw on the full scope of the company’s capabilities to solve client’s business problems. The company expects to see benefit from its first quarter actions in margin improvement for the remainder of the year, and also expects the Global Services business to deliver double-digit profit growth in the second quarter.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER, high-performance computing, virtualization, nanotechnology and energy efficiency. In this market, the value has shifted to the high end to address clients’ needs to consolidate and virtualize their environments. The company will focus on providing clients with a clear path to a fully dynamic infrastructure that not only reduces cost, but is both intelligent and secure.

The company expects 2009 pre-tax retirement-related plan cost to be approximately $1.4 billion, essentially flat compared to 2008. This estimate reflects current pension plan assumptions. For the period ending March 31, 2009, the estimated return on assets for the IBM Personal Pension Plan (U.S. Plan) was (8) percent and (6) percent for all worldwide defined benefit plans. See the company’s 2008 Annual Report Note U, “Retirement-Related Benefits,” on pages 106 to 116 for additional information.

The company expects in the normal course of business that its effective tax rate in 2009 will be approximately 26.5 percent. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2009, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2008. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2008 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 90 to 94.

In the first quarter of 2009, the company’s revenue declined 11.4 percent as reported and 3.8 percent adjusted for currency, driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. Therefore, it is impractical to precisely quantify the impact of currency on these transactions and on consolidated net income. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, negatively impacted total diluted earnings per share growth by approximately $0.08 in the first-quarter 2009.

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

Liquidity and Capital Resources

In the company’s 2008 Annual Report, on pages 45 to 47, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 45 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2009, those amounts are $4.4 billion for net cash from operating activities, $12.3 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2009 appear in the table below and remain unchanged from December 31, 2008. The company has no contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 46 of the 2008 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 6 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 37, the following is the management view of cash flows for the first quarter of 2009 and 2008 prepared in a manner consistent with the table and description on page 46 of the 2008 Annual Report:

(Dollars in millions) For the three months ended March 31:	2009	2008

Net cash from operating activities:	$4,386	$4,202
Less: Global Financing accounts receivable	2,584	2,397
Net cash from operating activities, excluding
Global Financing accounts receivable	1,802	1,804
Capital expenditures, net	(760)	(1,212)
Free cash flow (excluding Global Financing accounts receivable)	1,043	593
Acquisitions	(21)	(4,962)
Divestitures	356	29
Share repurchase	(1,765)	(2,427)
Dividends	(675)	(554)
Non-Global Financing debt	(1,915)	(1,720)
Other (includes Global Financing accounts receivable and Global Financing debt)	2,367	4,921
Change in cash, cash equivalents and short-term marketable securities	$(612)	$(4,119)

Free cash flow for the first quarter increased $450 million versus the first quarter of 2008. The improvement year to year was primarily driven by lower capital expenditures. Also, in the quarter, $2,440 million was returned to shareholders through dividends and share repurchases.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2008 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 13 on pages 19 to 21 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $1,100 million in 2009.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view. The mission of Global Financing is to facilitate client’s acquisition of IBM hardware, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008
External revenue	$578	$633
Internal revenue	390	386
Total revenue	968	1,019
Total cost	367	448
Gross profit	$601	$571
Gross profit margin	62.1%	56.0%
Pre-tax income	$360	$388
After-tax income*	$235	$252
Return on equity*	27.5%	27.8%

* See page 46 for the details of the After-tax income and the Return on equity calculation.

The decrease in revenue, in the first quarter as compared to the same period in 2008, was primarily due to:

•                  A decline in external revenue of 8.5 percent (flat adjusted for currency), due to decreases in financing revenue (down 9.1 percent to $450 million) and used equipment sales revenue (down 6.5 percent to $129 million); partially offset by

•                  Growth in internal revenue of 0.9 percent driven by an increase in equipment sales to the System and Technology segment (up 25.2 percent to $228 million), offset by a decrease in internal financing revenue (down 20.8 percent to $161 million).

The decrease in external and internal financing revenue was primarily due to lower average asset balances.

Global Financing gross profit increased 5.4 percent compared to the same period in 2008, with gross margin increasing 6.1 points. This was due to higher margins on both financing and used equipment sales.

Global Financing pre-tax income decreased 7.2 percent in the first quarter of 2009 versus the same period in 2008. The decline was primarily driven by an increase of $76 million in financing receivables provisions, partially offset by the increase in gross profit of $31 million and a decrease in other selling, general and administrative expense of $21 million.

Global Financing return on equity was essentially flat year over year.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2009	At December 31, 2008
Cash and cash equivalents	$1,330	$1,269
Net investment in sales-type and direct financing leases	9,311	10,203
Equipment under operating leases:
External clients (a)	1,945	2,139
Internal clients(b) (c)	1,474	1,709
Client loans	9,753	10,615
Total client financing assets	22,483	24,667
Commercial financing receivables	3,920	5,875
Intercompany financing receivables(b) (c)	2,741	2,957
Other receivables	359	396
Other assets	1,048	956
Total assets	$31,880	$36,119

Intercompany payables(b)	$2,573	$5,391
Debt(d)	23,358	24,360
Other liabilities	2,602	2,875
Total liabilities	28,534	32,626
Total equity	3,346	3,493
Total liabilities and equity	$31,880	$36,119

(a)	Includes intercompany mark-up, priced on an arms-length basis, on products purchased from the company’s product divisions, which is eliminated in IBM’s consolidated results.
(b)	Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 4 and 5.
(c)	These assets, along with other financing assets in this table, are leveraged at the value in the table using Global Financing debt.
(d)

Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 46.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM hardware, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for equipment as well as loans for hardware, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk and, when deemed necessary, covenants are put into agreements to protect against deterioration during the life of the obligation. Client financing also includes internal activity as described on page 53 of the 2008 IBM Annual Report.

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

Approximately 97 percent of Global Financing’s external financing assets are in the segment’s core competency of technology equipment and solutions financing. At March 31, 2009, approximately 60 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage lending institutions.

Originations

The following are total external and internal financing originations.

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008
Client financing:
External	$2,376	$2,933
Internal	198	270
Commercial financing	5,933	7,079
Total	$8,507	$10,283

Cash collections of both commercial and client financing receivables exceeded new financing originations in both the first quarter of 2009 and 2008, which resulted in a net decline in total financing assets for these periods. The decrease in originations was due to a lower demand for IT equipment associated with the current economic environment.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2009	At December 31, 2008
Gross financing receivables	$22,896	$26,599
Specific allowance for doubtful accounts	407	386
Unallocated allowance for doubtful accounts	129	144
Total allowance for doubtful accounts	536	530
Net financing receivables	$22,360	$26,069
Allowance for doubtful accounts coverage	2.3%	2.0%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

Dec. 31, 2008	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2009
$530	$(53)	$71	$(12)	$536

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of financing receivables reserved increased from 2.0 percent at December 31, 2008, to 2.3 percent at March 31, 2009 primarily due to the decline in the gross financing receivables balance from December 31, 2008, and the increase in the specific allowance for doubtful accounts.  Specific reserves increased 5.4 percent from $386 million at

December 31, 2008 to $407 million at March 31, 2009. Unallocated reserves decreased $15 million from $144 million at December 31, 2008 to $129 million at March 31, 2009 due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $71 million for the three months ended March 31, 2009, compared with a reduction of $5 million for the three months ended March 31, 2008. The increase in bad debt expense was attributed to the growth in specific reserves.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at end of lease, represented 36.9 percent of Global Financing’s revenue in the first quarter of 2009 and 31.4 percent in the first quarter of 2008. The increase was primarily driven by the increase in internal used equipment sales to the Systems and Technology segment and the decrease in financing revenue. The gross margin on these sales was 49.9 percent and 44.2 percent in the first quarter of 2009 and 2008, respectively. The increase was driven primarily by higher margin internal sales.

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2008 and March 31, 2009. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2009 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $106 million and $198 million for the financing transactions originated during the quarters ended March 31, 2009 and March 31, 2008, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $6 million and $12 million for the financing transactions originated during the quarters ended March 31, 2009 and March 31, 2008, respectively. The cost of guarantees was $0.8 million and $1.7 million for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Unguaranteed Residual Value

			Estimated Run Out of March 31, 2009 Balance
	Dec. 31,	March 31,				2012 and
(Dollars in millions)	2008	2009	2009	2010	2011	Beyond
Sales-type and direct financing leases	$916	$876	$152	$232	$266	$226
Operating leases	378	380	116	126	96	42
Total unguaranteed residual value	$1,294	$1,256	$268	$358	$362	$268

Related original amount financed	$23,165	$21,874
Percentage	5.6%	5.7%

Debt

	At March 31,		At December 31,
	2009		2008
Debt-to-equity ratio	7.0	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 43.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 42 and in Segment Information on page 52.

In the company’s Consolidated Statement of Earnings on page 3, however, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on total company debt. In this table, intercompany activity is comprised of internal loans and leases at arm’s length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	March 31, 2009		December 31, 2008
Global Financing Segment		$23,358		$24,360
Debt to support external clients	$19,943		$20,892
Debt to support internal clients	3,415		3,468

Non-Global Financing Segments		7,618		9,566
Debt supporting operations	11,033		13,034
Intercompany activity	(3,415)		(3,468)
Total company debt		$30,976		$33,926

Liquidity and Capital Resources

Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008
Numerator :
Global Financing after tax income*	$235	$252
Annualized after tax income (A)	$940	$1,008
Denominator :
Average Global Financing equity (B)**	$3,420	$3,619
Global Financing return on equity(A)/(B)	27.5%	27.8%

*   Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending equity for Global Financing for the last 2 quarters.

Looking Forward

Global Financing’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. Global Financing’s assets and new financing volumes are primarily IBM products and services financed to the company’s clients and business partners, and substantially all financing assets are IT related assets which provide a stable base of business for future growth.

The company’s System z and high-end converged System p servers announced in 2008 continue to be a significant financing opportunity. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services as well as client participation rates.

IBM continues to access both the short-term commercial paper market and the medium and long-term debt markets.  A protracted period where IBM could not access the capital markets would likely lead to a slowdown in originations.

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and gross profit. The company’s interest rate risk management policy, however, combined with the Global Financing pricing strategy should mitigate gross margin erosion due to changes in interest rates.

The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for bad debts. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

As discussed on page 45, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; breaches of data protection; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; competitive conditions; the company’s ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 13 on pages 19 to 21 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2009.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

January 1, 2009 - January 31, 2009	—	$—	—	$5,646,743,392

February 1, 2009 - February 29, 2009	5,728,900	$88.58	5,728,900	$5,139,254,660

March 1, 2009 - March 31, 2009	15,947,000	$91.56	15,947,000	$3,679,173,899

Total	21,675,900	$90.77	21,675,900

* On February 26, 2008, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

ITEM 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective May 1, 2009, in connection with foregoing award agreements.

10.2	Form of Noncompetition Agreement.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 28, 2009

By:

/s/ James J. Kavanaugh

James J. Kavanaugh
Vice President and Controller