Form 10-Q
period 2009-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2009-07-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

The registrant has 1,310,883,577 shares of common stock outstanding at June 30, 2009.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions except per share amounts)	2009	2008		2009	2008
Revenue:
Services	$13,479	$15,203		$26,656	$29,777
Sales	9,198	10,976		17,147	20,263
Financing	574	642		1,158	1,282
Total revenue	23,250	26,820		44,962	51,322

Cost:
Services	9,145	10,709		18,208	21,057
Sales	3,221	4,225		6,123	7,899
Financing	303	286		618	600
Total cost	12,669	15,221		24,949	29,556

Gross profit	10,581	11,599		20,012	21,766

Expense and other income:
Selling, general and administrative	5,115	6,289		10,379	11,909
Research, development and engineering	1,434	1,660		2,914	3,229
Intellectual property and custom development income	(302)	(285)		(570)	(559)
Other (income) and expense	(28)	(24)		(331)	(149)
Interest expense	101	145		237	323
Total expense and other income	6,319	7,786		12,628	14,754

Income before income taxes	4,262	3,814		7,385	7,012
Provision for income taxes	1,159	1,049		1,986	1,928
Net income	$3,103	$2,765		$5,398	$5,084

Earnings per share of common stock:
Assuming dilution	$2.32	$1.97	*	$4.02	$3.61	*
Basic	$2.34	$2.01	*	$4.04	$3.67	*

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,336.9	1,402.1	*	1,343.2	1,406.7	*
Basic	1,326.1	1,376.2	*	1,335.2	1,385.2	*

Cash dividend per common share	$0.55	$0.50		$1.05	$0.90

*                 Reflects the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2009	At December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$11,678	$12,741
Marketable securities	848	166
Notes and accounts receivable — trade (net of allowances of $241 in 2009 and $226 in 2008)	9,561	10,906
Short-term financing receivables (net of allowances of $400 in 2009 and $351 in 2008)	13,116	15,477
Other accounts receivable (net of allowances of $57 in 2009 and $55 in 2008)	1,179	1,172
Inventories, at lower of average cost or market:
Finished goods	565	524
Work in process and raw materials	2,126	2,176
Total inventories	2,691	2,701
Deferred taxes	1,652	1,542
Prepaid expenses and other current assets	3,709	4,299
Total current assets	44,435	49,004

Plant, rental machines and other property	38,669	38,445
Less: Accumulated depreciation	24,721	24,140
Plant, rental machines and other property — net	13,948	14,305
Long-term financing receivables (net of allowances of $132 in 2009 and $179 in 2008)	10,197	11,183
Prepaid pension assets	2,182	1,601
Deferred taxes	6,762	7,270
Goodwill	18,737	18,226
Intangible assets — net	2,580	2,878
Investments and sundry assets	4,813	5,058
Total assets	$103,655	$109,524

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At June 30, 2009	At December 31, 2008
	Liabilities:
	Current liabilities:
	Taxes	$2,259	$2,743
	Short-term debt	8,504	11,236
	Accounts payable	5,869	7,014
	Compensation and benefits	3,901	4,623
	Deferred income	10,335	10,239
	Other accrued expenses and liabilities	5,562	6,580
	Total current liabilities	36,430	42,435
	Long-term debt	20,868	22,689
	Retirement and nonpension postretirement benefit obligations	18,459	19,452
	Deferred income	3,283	3,171
	Other liabilities	9,141	8,192	*
	Total liabilities	88,182	95,939	*

	Stockholders’ equity:

	IBM stockholders’ equity:
	Common stock, par value $0.20 per share, and additional paid-in capital	39,774	39,129
	Shares authorized: 4,687,500,000
Shares issued:	2009 – 2,105,119,767
	2008 – 2,096,981,860
	Retained earnings	74,328	70,353
	Treasury stock - at cost	(77,679)	(74,171)
Shares:	2009 - 794,236,190
	2008 - 757,885,937
	Accumulated other comprehensive income/(loss)	(21,043)	(21,845)
	Total IBM stockholders’ equity	15,380	13,465	*
	Noncontrolling interests*	94	119	*
	Total stockholders’ equity	15,473	13,584	*
	Total liabilities and stockholders’ equity	$103,655	$109,524

*                 Reflects the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Dollars in millions)	2009	2008
Cash flow from operating activities:
Net income	$5,398	$5,084
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	1,853	2,096
Amortization of intangibles	618	654
Stock-based compensation	269	340
Net gain on asset sales and other	(340)	(75)
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,330	353
Net cash provided by operating activities	9,127	8,453

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,304)	(1,999)
Investment in software	(319)	(381)
Acquisition of businesses, net of cash acquired	(100)	(5,891)
Divestiture of businesses, net of cash transferred	356	29
Non-operating finance receivables — net (1)	487	219
Purchases of marketable securities and other investments (1)	(2,330)	(2,971)
Proceeds from disposition of marketable securities and other investments (1)	1,314	4,084
Net cash used in investing activities	(1,897)	(6,909)

Cash flow from financing activities:
Proceeds from new debt	1,969	6,813
Payments to settle debt	(5,040)	(5,924)
Short-term repayments less than 90 days — net	(934)	(2,273)
Common stock repurchases	(3,436)	(7,164)
Common stock transactions — other	522	2,704
Cash dividends paid	(1,407)	(1,239)
Net cash used in financing activities	(8,326)	(7,083)

Effect of exchange rate changes on cash and cash equivalents	33	175
Net change in cash and cash equivalents	(1,063)	(5,365)

Cash and cash equivalents at January 1	12,741	14,991
Cash and cash equivalents at June 30	$11,678	$9,626

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may be different. See the company’s 2008 Annual Report for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2008 Annual Report.

The company evaluated subsequent events through July 28, 2009, the date the company’s Board of Directors reviewed the financial statements to be issued. The company issued the financial statements on the same day.

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2. Accounting Changes:  In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The

Notes to Consolidated Financial Statements — (continued)

company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the Consolidated Financial Statements as it relates only to additional disclosures. The required disclosures are included in Note 4, “Fair Value of Financial Instruments,” on page 10.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is  applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have a material impact on the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

disclosure requirements. Noncontrolling interests of $119 million at December 31, 2008 were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

Noncontrolling interest amounts of $0.4 million and $2 million, net of tax, for the three months ended June 30, 2009 and June 30, 2008, respectively, and $3 million and $14 million, net of tax, for the six months ended June 30, 2009 and June 30, 2008, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions of the Statement, the company adopted SFAS No. 161 on January 1, 2009. The required disclosures are presented in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 18 on a prospective basis. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Consolidated Financial Statements. See Note 3, “Fair Value,” on pages 10 and 11 for SFAS No. 157 disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted the FSP on January 1, 2009. The impact of adopting the FSP decreased previously reported diluted EPS by $0.01 for the second-quarter 2008 and by $0.02 for the six months ended June 30, 2008. Previously reported basic EPS decreased by $0.01 for the second-quarter 2008 and by $0.02 for the six months ended June 30, 2008.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets.” A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Notes to Consolidated Financial Statements — (continued)

3. Fair Value:

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

(Dollars in millions) At June 30, 2009	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$1,846	$7,447	$—	$—	$9,293
Marketable securities	—	848	—	—	848
Derivative assets (2)	—	879	—	(542)	337
Investments and sundry assets	269	6	—	—	275
Total Assets	$2,115	$9,180	$—	$(542)	$10,753

Liabilities:

Derivative liabilities (3)	$—	$1,725	$—	$(542)	$1,183
Total Liabilities	$—	$1,725	$—	$(542)	$1,183

(1)   Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts.”

(2)   The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2009 are $210 million and $669 million, respectively.

(3)   The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2009 are $986 million and $739 million, respectively.

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

At June 30, 2009 and December 31, 2008, the company did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2008, the company recorded an other-than-temporary impairment of $81 million for an equity method investment. The resulting investment which was classified as Level 3 in the fair value hierarchy was valued using a discounted cash flow model. The valuation inputs included an estimate of future cash flows, expectations about possible variations in the amount and timing of cash flows and a discount rate based on the risk-adjusted cost of capital. Potential results were assigned probabilities that resulted in a weighted average or most-likely discounted cash flow fair value as of December 31, 2008. The fair value of the investment after impairment was $7 million at December 31, 2008. In the first half of 2009, the balance of this investment was further reduced by an additional impairment of $5 million and other adjustments primarily related to dividends. The balance of this investment was zero at June 30, 2009.

4. Fair Value of Financial Instruments: Cash and cash equivalents, debt and marketable equity securities and derivative financial instruments are recognized and measured at fair value in the company’s financial statements. Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction. The following methods and assumptions are used to estimate fair values:

Loans and Long-term Receivables

Estimates of fair value are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities.

Long-term Debt

For publicly-traded debt, estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to the company for debt with similar terms and remaining maturities. The carrying amount of long-term debt is $20,868 million and $22,689 million and the estimated fair value is $22,999 million and $23,351 million at June 30, 2009 and December 31, 2008, respectively.

5. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Current:
Net investment in sales-type and direct financing leases	$4,064	$4,226
Commercial financing receivables	3,904	5,781
Client loan receivables	4,492	4,861
Installment payment receivables	656	608
Total	$13,116	$15,477
Noncurrent:
Net investment in sales-type and direct financing leases	$5,396	$5,938
Commercial financing receivables	72	94
Client loan receivables	4,323	4,718
Installment payment receivables	405	433
Total	$10,197	$11,183

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s equipment and are for terms ranging from two to seven years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $881 million and $916 million at June 30, 2009 and December 31, 2008, respectively, and is reflected net of unearned income of $987 million and $1,049 million and of allowance for doubtful accounts of $201 million and $217 million at those dates, respectively.

Notes to Consolidated Financial Statements — (continued)

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $238 million and $373 million at June 30, 2009 and December 31, 2008, respectively.

The company did not have any financing receivables held for sale as of June 30, 2009 and December 31, 2008.

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

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default. The company is also a party to collateral security arrangements with certain counterparties.  These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2009 was $494 million for which the company has posted collateral of $37 million. Full overnight collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2009 was $879 million. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $542 million of liabilities included in master netting arrangements with those counterparties.  The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments.  At June 30, 2009, the company recorded $42 million in cash collateral related to all applicable derivative instruments in prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The company may employ derivative instruments to hedge the volatility in stockholders’ equity resulting from changes in currency exchange rates of significant foreign subsidiaries of the company with respect to the U.S. dollar. These instruments, designated as net investment hedges in accordance with SFAS No. 133, expose the company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity which is not offset by the translation of the underlying hedged equity. The company monitors the cash loss potential on an ongoing basis and may discontinue some of these hedging relationships by de-designating the derivative instrument to manage this liquidity risk. Although not designated as

Notes to Consolidated Financial Statements — (continued)

accounting hedges, the company may utilize derivatives to offset the changes in fair value of the de-designated instruments from the date of de-designation until maturity. The company expended $158 million and $303 million related to maturities of derivative instruments that existed in qualifying net investment hedge relationships in the three months and six months ending June 30, 2009, respectively. At June 30, 2009, the company had net assets of $105 million, representing the fair value of derivative instruments in qualifying net investment hedge relationships. The weighted-average remaining maturity of these instruments at June 30, 2009 was approximately 2 years. In addition, at June 30, 2009, the company had net liabilities of $544 million representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to June 30, 2009; of this amount $251 million is expected to mature over the next twelve months. The notional amount of these instruments at June 30, 2009 was $5,600 million including original and offsetting transactions.

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and cross-currency swaps, depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2009, the total notional amount of the company’s interest rate swaps was $8,361 million.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2009.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A significant portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2009, the total notional amount of derivative instruments designated as net investment hedges was $1,000 million.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At June 30, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $21,261 million with a weighted-average remaining maturity of 1.4 years.

Notes to Consolidated Financial Statements — (continued)

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At June 30, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $300 million.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8,773 million.

Equity Risk Management

The company is exposed to equity price changes related to certain obligations to employees. These equity exposures are primarily related to market price movements in certain broad equity market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes equity derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad equity market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2009, the total notional amount of derivative instruments in economic hedges of equity risk was $662 million.

Other Risks

The company holds warrants to purchase approximately 0.25 million shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company does not have any derivative instruments relating to this program outstanding at June 30, 2009.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of and for the three months and six months ended June 30, 2009:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments

As of June 30, 2009

	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Derivative Instruments Designated as Hedging Instruments under SFAS No.133
Interest Rate Contracts	Prepaid expenses and other current assets	$35	Other accrued expenses and liabilities	$—
	Investments and sundry assets	460	Other liabilities	6
Foreign Exchange Contracts	Prepaid expenses and other current assets	138	Other accrued expenses and liabilities	636
	Investments and sundry assets	199	Other liabilities	389
Total Derivative Instruments Designated as Hedging Instruments under SFAS No. 133		$832		$1,031
Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133 (1)
Foreign Exchange Contracts	Prepaid expenses and other current assets	$33	Other accrued expenses and liabilities	$350
	Investments and sundry assets	10	Other liabilities	344
Equity Contracts	Prepaid expenses and other current assets	4	Other accrued expenses and liabilities	—
	Investments and sundry assets	—	Other liabilities	—
Total Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133		$47		$694
Total Derivative Instruments		$879		$1,725
Total Debt Designated as Hedging		$—	Short—term debt	$1,426
Instruments under SFAS No. 133		—	Long—term debt	2,557
Total		$879		$5,708

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the three months ended June 30, 2009

(Dollars in millions) Derivative Instruments in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (2)	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged (3)
Interest Rate Contracts	Cost of financing	$(138)	Cost of financing	$177
	Interest expense	(84)	Interest expense	108
Total		$(222)		$285

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) to Income (Effective Portion)	Location of Gain (Loss) on Derivative (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (4)
Interest Rate Contracts	$—	Interest expense	$(2)	Other (income) and expense	$—
		Other (income) and expense	80
		Cost of sales	43
Foreign Exchange Contracts	(909)			Other (income) and expense	2
		Selling, general and administrative expense	32
Total	$(909)		$153		$2

Derivative Instruments and Debt in SFAS No. 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (5)
Foreign Exchange Contracts	$(239)	Other (income) and expense	$—	Interest expense	$3

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133 (1)	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign Exchange Contracts	Other (income) and expense	$(69)
Equity Contracts	Selling, general and administrative expense	74
Total		$5

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the six months ended June 30, 2009

(Dollars in millions) Derivative Instruments in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (2)	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged (3)
Interest Rate Contracts	Cost of financing	$(184)	Cost of financing	$250
	Interest expense	(117)	Interest expense	159
Total		$(301)		$409

Derivative Instruments in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss)on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (4)
Interest Rate Contracts	$(0)	Interest expense	$(11)	Other (income) and expense	$—
		Other (income) and expense	204
		Cost of sales	102
Foreign Exchange Contracts	(130)			Other (income) and expense	2
		Selling, general and administrative expense	68
Total	$(130)		$363		$2

Derivative Instruments and Debt in SFAS No. 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (5)
Foreign Exchange Contracts	$(44)	Other (income) and expense	$—	Interest expense	$2

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133 (1)	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign Exchange Contracts	Other (income) and expense	$(242)
Equity Contracts	Selling, general and administrative expense	47
Total		$(195)

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

Notes to Consolidated Financial Statements — (continued)

At June 30, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $402 million (before taxes), in accumulated other comprehensive income/(loss). Of this amount, $182 million of losses are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At June 30, 2009, net losses of approximately $16 million (before taxes), were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Of this amount, $6 million of losses are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the six months ending June 30, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the 2008 IBM Annual Report, Note A, “Significant Accounting Policies” on pages 73 and 74 for additional information on the company’s use of derivative instruments.

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Cost	$22	$30	$46	$59
Selling, general and administrative	99	125	199	252
Research, development and engineering	11	15	23	29
Pre-tax stock-based compensation cost	132	170	269	340
Income tax benefits	(46)	(63)	(94)	(110)
Total stock-based compensation cost	$86	$106	$175	$230

The reduction in pre-tax stock-based compensation cost for the three months ended June 30, 2009, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($46 million), partially offset by an increase related to restricted and performance-based stock units ($9 million).  The reduction in pre-tax stock-based compensation cost for the six months ended June 30, 2009, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($89 million), partially offset by an increase related to restricted and performance-based stock units ($18 million).

As of June 30, 2009, the total unrecognized compensation cost of $1,315 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at June 30, 2009 and 2008.

8. Segments:  The table on pages 70 and 71 of this Form 10-Q reflects the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount.  Different results could occur if actuarial assumptions that are unique to the segments were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

9.  Stockholders’ Equity:

(Dollars in millions)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Corporation Stockholders’ Equity	Noncontrolling Interests*	Total Stockholders’ Equity
Stockholders’ equity, January 1, 2009	$39,129	$70,353	$(74,171)	$(21,845)	$13,465	$119	$13,584
Net income		5,398			5,398		5,398
Other comprehensive income, net of tax (total)				802	802		802
Cash dividends declared – common stock		(1,407)			(1,407)		(1,407)
Stock transactions related to employee plans – net	645	(16)	2		631		631
Other treasury shares purchased – not retired			(3,510)		(3,510)		(3,510)
Changes in noncontrolling interests						(25)	(25)
Stockholders’ equity – June 30, 2009	$39,774	$74,328	$(77,679)	$(21,043)	$15,380	$94	$15,473

(Dollars in millions)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Corporation Stockholders’ Equity	Noncontrolling Interests*	Total Stockholders’ Equity
Stockholders’ equity, January 1, 2008	$35,188	$60,640	$(63,945)	$(3,414)	$28,470	$145	$28,615
Net income		5,084			5,084		5,084
Other comprehensive income, net of tax (total)				408	408		408
Cash dividends declared – common stock		(1,239)			(1,239)		(1,239)
Stock transactions related to employee plans – net	2,693	(28)	287		2,952		2,952
Other treasury shares purchased – not retired			(7,410)		(7,410)		(7,410)
Changes in noncontrolling interests						1	1
Stockholders’ equity – June 30, 2008	$37,882	$64,456	$(71,068)	$(3,006)	$28,264	$146	$28,410

*            Reflects the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Net income	$3,103	$2,765	$5,398	$5,084
Other comprehensive income/(loss) – net of tax:
Foreign currency translation adjustments	1,150	(2)	766	457
Prior service costs, net gains/(losses) and transition assets/(obligations)	118	151	351	277
Net unrealized (losses)/gains on marketable securities (1)	42	(19)	36	(176)
Net unrealized gains/(losses) on cash flow hedge derivatives	(704)	147	(351)	(149)
Total other comprehensive income/(loss)	605	276	802	408
Net income plus other comprehensive income/(loss)	$3,709	$3,041	$6,200	$5,492

(1)          Mark-to-market adjustments of Lenovo stock accounted for a gain of $39 million and $28 million in the second quarter and the first  six months of 2009, respectively. Sale of Lenovo stock and mark-to-market adjustments of Lenovo stock accounted for a loss of $18 million and $169 million in the second quarter and the first six months of 2008, respectively.

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

For the three months ended June 30:	2009	2008	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$220	$290	(24.2)%
Nonpension postretirement plans cost	88	91	(3.1)
Total	$307	$381	(19.3)%

For the six months ended June 30:	2009	2008	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$561	$651	(13.8)%
Nonpension postretirement plans cost	173	185	(6.6)
Total	$734	$836	(12.2)%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2009	2008*	2009	2008*
(Dollars in millions)
Service cost	$—	$—	$145	$171
Interest cost	666	687	464	534
Expected return on plan assets	(1,002)	(994)	(620)	(714)
Amortization of prior service cost/(credits)	3	(2)	(31)	(33)
Recognized actuarial losses	97	70	143	159
Plan amendments/curtailments/settlements	—	—	(1)	—
Multiemployer plan/other costs	—	—	12	16
Total net periodic pension (income)/cost of defined benefit plans	(236)	(238)	112	132
Cost of defined contribution plans	228	252	116	143
Total pension plan cost recognized in the Consolidated Statement of Earnings	$(8)	$15	$228	$275

*Reclassified to conform with 2009 presentation.

	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2009	2008*	2009	2008*
(Dollars in millions)
Service cost	$—	$—	$284	$336
Interest cost	1,341	1,378	907	1,065
Expected return on plan assets	(2,004)	(1,989)	(1,213)	(1,418)
Amortization of prior service cost/(credits)	5	(3)	(61)	(66)
Recognized actuarial losses	205	145	303	315
Plan amendments/curtailments/settlements	—	—	8	—
Multiemployer plan/other costs	—	—	25	31
Total net periodic pension (income)/cost of defined benefit plans	(453)	(469)	252	263
Cost of defined contribution plans	534	573	228	283
Total pension plan cost recognized in the Consolidated Statement of Earnings	$81	$105	$480	$546

*Reclassified to conform with 2009 presentation.

In 2009, the company expects to contribute to its non-U.S. defined benefit plans approximately $1,100 million, which is the legally mandated minimum contribution for its non-U.S. plans. Total contributions to the non-U.S. plans in the first half of 2009 were $546 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2009	2008*	2009	2008*
(Dollars in millions)
Service cost	$10	$13	$2	$3
Interest cost	73	77	13	12
Expected return on plan assets	—	—	(2)	(4)
Amortization of prior service credits	(10)	(15)	(2)	(2)
Recognized actuarial losses	—	2	3	4
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$74	$77	$14	$14

*Reclassified to conform with 2009 presentation.

Notes to Consolidated Financial Statements — (continued)

	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2009	2008*	2009	2008*
(Dollars in millions)
Service cost	$21	$28	$5	$6
Interest cost	145	156	24	28
Expected return on plan assets	—	(4)	(4)	(6)
Amortization of prior service credits	(20)	(31)	(3)	(4)
Recognized actuarial losses	—	5	5	7
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$146	$153	$27	$32

*Reclassified to conform with 2009 presentation.

The company received a $6.3 million subsidy in the second quarter and $19.5 million for the first half of 2009 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see pages 115 and 116 in the company’s 2008 Annual Report.

11. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2009, the company completed two acquisitions at an aggregate cost of $40 million.

The Software segment completed two acquisitions in the second quarter: Outblaze Limited and Exeros, Inc., both privately held companies. Each acquisition further complemented and enhanced the company’s portfolio of product offerings. Purchase price consideration was paid all in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2009:

(Dollars in millions)	Amortization Life (yrs.)	Total Acquisitions
Current assets		$1
Fixed assets/noncurrent		0
Intangible assets:
Goodwill	N/A	33
Completed technology	5	5
Client relationships	5	1
IPR&D	N/A	—
Other	5	0
Total assets acquired		40
Current liabilities		(0)
Noncurrent liabilities		—
Total liabilities assumed		(0)
Total purchase price		$40

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 5.0 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $33 million has been assigned to the Software segment. Substantially all of the goodwill is not deductible for tax purposes.

Notes to Consolidated Financial Statements — (continued)

Divestitures: On March 16, 2009, the company completed the sale of certain processes, resources, assets and third-party contracts related to its core logistics operations to Geodis. The company received proceeds of $365 million and recognized a net gain of $298 million on the transaction in the first quarter of 2009. The gain was net of the fair value of certain contractual terms, certain transaction costs and related real estate charges. As part of this transaction, the company outsourced its logistics operations to Geodis which enables the company to leverage industry-leading skills and scale and improve the productivity of the company’s supply chain.

In 2007, the company divested 51 percent of its printing business (InfoPrint) to Ricoh. The company also stated that it would divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At June 30, 2009, the company’s ownership in InfoPrint was 16.2 percent. See the company’s 2008 Annual Report on page 83 for additional information.

12. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,829	$(859)	$970
Client-related	1,521	(768)	753
Completed technology	1,103	(370)	733
Patents/trademarks	181	(84)	97
Other(a)	111	(85)	26
Total	$4,746	$(2,166)	$2,580

	At December 31, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,861	$(839)	$1,022
Client-related	1,532	(663)	869
Completed technology	1,167	(327)	840
Patents/trademarks	188	(76)	112
Other(a)	154	(121)	35
Total	$4,901	$(2,023)	$2,878

(a)               Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

The net carrying amount of intangible assets decreased $299 million during the first half of 2009, primarily due to amortization of acquired intangibles. The aggregate intangible amortization expense was $307 million and $618 million for the second quarter and first six months of 2009, respectively, versus $337 million and $654 million for the second quarter and first six months ended June 30, 2008, respectively. In addition, in the first half of 2009, the company retired $478 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2009:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2009 (for Q3-Q4)	$345	$235	$580
2010	444	394	838
2011	160	346	505
2012	22	278	300
2013	—	198	198

Notes to Consolidated Financial Statements — (continued)

The changes in the goodwill balances by reportable segment, for the quarter ended June 30, 2009, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/08	Additions	Adjustments	Divestitures	Adjustments	6/30/09
Global Business Services	$3,870	$—	$—	$—	$105	$3,975
Global Technology Services	2,616	—	—	—	82	2,699
Software	10,966	33	54	—	241	11,294
Systems and Technology	772	—	(6)	—	—	767
Total	$18,226	$33	$48	$—	$429	$18,737

Purchase price adjustments are related to acquisitions that were completed on or prior to December 31, 2008 and are still subject to the measurement period that ends at the earlier of twelve months or when information becomes available. There were no goodwill impairment losses recorded during the quarter.

13. Restructuring-Related Liabilities:  The following table provides a rollforward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second quarter of 2005; (2) the fourth quarter of 2002 associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of both the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2008	Payments	Other Adj.*	6/30/2009
Current:
Workforce	$95	$(45)	$8	$58
Space	23	(9)	7	21
Other	7	—	—	7
Total Current	$125	$(55)	$15	$86
Noncurrent:
Workforce	$453	$—	$8	$461
Space	23	—	(5)	19
Total Noncurrent	$476	$—	$3	$479

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

The following is a summary of the more significant legal matters involving the company.

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

Notes to Consolidated Financial Statements — (continued)

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

The company was a defendant in an action filed on March 16, 2007 in the United States District Court for the Eastern District of Texas by SuperSpeed LLC, which alleged that certain IBM products infringed certain patents relating generally to cache coherency techniques. SuperSpeed sought damages and injunctive relief.  The parties settled the action, and in May 2009, the action was dismissed.

The company and certain of its subsidiaries are defendants in an action filed on August 17, 2007 in the United States District Court for the Eastern District of Texas by JuxtaComm Technologies, Inc., which alleges that certain IBM products infringe a patent relating to the transformation and exchange of data between different computer systems. JuxtaComm seeks damages and injunctive relief. The case is set for trial in November 2009.

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

Notes to Consolidated Financial Statements — (continued)

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters principally relate to claims for taxes on the importation of computer software. The total amounts related to these matters are approximately $2.4 billion, including amounts currently in litigation and other amounts. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil and is awaiting the published decision of the case. Assuming this decision is upheld, the remaining total potential amount related to these matters for all applicable years is approximately $500 million. In addition, the company has received an income tax assessment from Mexican authorities relating to the deductibility of certain warranty payments. In response, the company has filed an appeal in the Mexican Federal Fiscal court. The total potential amount related to this matter for all applicable years is approximately $500 million. The company believes it will prevail on these matters and that these amounts are not meaningful indicators of liability.

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2009, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters. Provisions related to income tax matters are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

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

15. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,623 million and $4,403 million at June 30, 2009 and December 31, 2008, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $3,834 million and $3,342 million at June 30, 2009 and December 31, 2008, respectively.

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

Notes to Consolidated Financial Statements — (continued)

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $85 million and $50 million at June 30, 2009 and December 31, 2008, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Standard Warranty Liability

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2009	2008
Balance at January 1	$358	$412
Current period accruals	157	199
Accrual adjustments to reflect actual experience	(3)	18
Charges incurred	(204)	(253)
Balance at June 30	$308	$376

Extended Warranty Liability

(Dollars in millions)	2009	2008
Aggregate deferred revenue at January 1	$589	$409
Revenue deferred for new extended warranty contracts	147	157
Amortization of deferred revenue	(122)	(50)
Other (a)	7	8
Aggregate deferred revenue at June 30	$621	$523

Current	$281	$199
Non current	340	325
Aggregate deferred revenue at June 30	$621	$523

(a) Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On July 28, 2009, the company announced that the Board of Directors approved a quarterly dividend of $0.55 per common share. The dividend is payable September 10, 2009 to stockholders of record on August 10, 2009.

On July 28, 2009, the company announced that it had entered into a definitive merger agreement to acquire SPSS Inc., at a price of $50 per share, resulting in a total cash consideration of approximately $1.2 billion. The acquisition is subject to SPSS shareholder approval, applicable regulatory clearances and other customary closing conditions. It is expected to close later in the second half of 2009. This acquisition is expected to further expand the company’s Information on Demand software portfolio and business analytics capabilities, including the range of offerings available through the company’s recently announced Business Analytics and Optimization Consulting organization and network of Analytics Solution Centers.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Snapshot

(Dollars in millions except per share amounts) Three months ended June 30:	2009	2008		Yr. to Yr. Percent/ Margin Change
Revenue	$23,250	$26,820		(13.3	)%*
Gross profit margin	45.5%	43.2%		2.3	pts.
Total expense and other income	$6,319	$7,786		(18.8)%
Total expense and other income to revenue ratio	27.2%	29.0%		(1.8	) pts.
Provision for income taxes	$1,159	$1,049		10.5%
Net income	$3,103	$2,765		12.2%
Net income margin	13.3%	10.3%		3.0	pts.
Earnings per share:
Assuming dilution	$2.32	$1.97	**	17.8%
Basic	$2.34	$2.01	**	16.4%
Weighted average shares outstanding:
Assuming dilution	1,336.9	1,402.1	**	(4.6)%
Basic	1,326.1	1,376.2	**	(3.6)%

*                 (6.8) percent adjusted for currency

**          Reflects the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the second quarter, in a challenging global economic environment, the company continued to deliver value to its clients, and strong financial results to its investors — with profit growth fueled by margin expansion and a continuing strong cash position. This performance is the result of the strategic transformation of the company.

Since the beginning of the decade, the company has been moving out of commoditizing businesses while investing in higher value areas — which drives a more profitable mix. In addition, a focus on the global integration of the company improves productivity and efficiency. The transformational changes to the business have reduced IBM’s fixed cost base and improved the operational balance point. The strong profit and cash base funds the investments to capture opportunity in the future and return capital to shareholders. Key areas of investment include Smarter Planet solutions, business analytics and new compute models such as cloud computing.

In the quarter, the company delivered $2.32 in diluted earnings per share, an increase of 17.8 percent year to year. Total revenue decreased 13.3 percent as reported, 6.8 percent adjusted for currency. Pre-tax income of $4,262 million increased 11.8 percent, with pre-tax margin increasing 4.1 points due to improvements in gross margin and expense. Net income margin improved 3.0 points versus the second quarter of 2008, benefiting from an improved tax rate. The company’s ongoing common share repurchases drove a lower share balance contributing to the improvement in diluted earnings per share.

The company’s ongoing shift to higher value areas has positioned the company to better meet the needs of its clients. In the second quarter, strategic outsourcing signings increased 27.0 percent (38 percent adjusted for currency) and Key Branded Middleware revenue — increased 5 percent, adjusted for currency. The company’s strategic acquisitions continue to contribute to the company’s higher value capabilities. Cognos, Telelogic, ILOG, XIV and Diligent all had strong performance in the second quarter. The transformation of the company provided the largest benefit to the improved profitability margins in the quarter. The shift to higher value, the global integration of the business and ongoing productivity initiatives all contributed to significant margin improvement. Overall, the company’s strategy and business model together delivered high levels of profitability in a tough economic environment.

Management Discussion — (continued)

Second quarter revenue growth was impacted by currency and the economic environment, but the company’s broad business capabilities, its ability to deliver value to customers and its significant base of recurring revenues came through, with solid performance in Software led by key branded middleware. As expected in this environment, the company’s transactional-based businesses were most challenged, specifically hardware and consulting, where the company was impacted by a slowdown in shorter term projects.

On a segment basis, Global Technology Services revenue declined 9.8 percent (2 percent adjusted for currency), Global Business Services 15.0 percent (9 percent adjusted for currency), Software 7.3 percent (essentially flat adjusted for currency), Systems and Technology 26.0 percent (22 percent adjusted for currency) and Global Financing 10.5 percent (4 percent adjusted for currency).

Geographic revenue decreased 13.0 percent (6 percent adjusted for currency) in the second quarter with consistent performance, adjusted for currency, across the geographies. Revenue from the company’s growth markets decreased 11.1 percent as reported and increased 1 percent adjusted for currency. Revenue from the major market countries decreased 13.4 percent (8 percent adjusted for currency) as customers remain highly focused on saving costs and conserving cash.

The gross profit margin was 45.5 percent, an increase of 2.3 points, primarily due to improved margins in Global Technology Services (1.3 points of the increase), improved revenue mix and margin in Software (0.9 points of the increase) and improved margins in Global Business Services (0.3 points of the increase). These increases were partially offset by lower gross margins in Systems and Technology and Global Financing.

Total expense and other income decreased 18.8 percent (9 percent adjusted for currency) for the second quarter of 2009 versus the second quarter of 2008. Overall, the decrease was driven by approximately 10 points due to the effects of currency  and 10 points due to the company’s focus on expense management.

The company’s effective tax rate for the second quarter of 2009 was 27.2 percent versus 27.5 percent in the second quarter of 2008.

The company generated $4,741 million in cash flow provided by operating activities, an increase of $490 million, compared to the second quarter of 2008, primarily driven by increased net income ($338 million) and changes in operating assets and liabilities ($203 million). Net cash used in investing activities of $1,849 million was $718 million higher than the second quarter of 2008, primarily due to increased investments in marketable securities and other investments in 2009 versus sales in 2008 ($1,911 million), partially offset by decreases in acquisitions ($851 million) and net capital spending ($276 million). Net cash used in financing activities of $3,743 million was $544 million lower, compared to the second quarter of 2008, primarily due to lower payments to repurchase common stock ($3,066 million), partially offset by lower receipts of cash from other common stock transactions ($1,459 million) and an increase in net payments associated with debt ($1,017 million).

Second-quarter 2009 Global Services signings were $13,988 million, a decrease of 4.8 percent year to year (3 percent increase adjusted for currency). The company signed 17 deals larger than $100 million in the second quarter of 2009. The estimated Global Services backlog, as reported, was $132 billion at June 30, 2009, up $5 billion versus the March 31, 2009 balance (unchanged adjusted for currency) and down $8 billion (up $1 billion adjusted for currency) versus the June 30, 2008 balance.

Management Discussion — (continued)

(Dollars in millions except per share amounts) Six months ended June 30:	2009	2008		Yr. to Yr. Percent/ Margin Change
Revenue	$44,962	$51,322		(12.4	)%*
Gross profit margin	44.5%	42.4%		2.1	pts.
Total expense and other income	$12,628	$14,754		(14.4)%
Total expense and other income to revenue ratio	28.1%	28.7%		(0.7	) pts.
Provision for income taxes	$1,986	$1,928		3.0%
Net income	$5,398	$5,084		6.2%
Net income margin	12.0%	9.9%		2.1	pts.
Earnings per share:
Assuming dilution	$4.02	$3.61	**	11.4%
Basic	$4.04	$3.67	**	10.1%
Weighted average shares outstanding:
Assuming dilution	1,343.2	1,406.7	**	(4.5)%
Basic	1,335.2	1,385.2	**	(3.6)%

	6/30/09	12/31/08
Assets	$103,655	$109,524		(5.4)%
Liabilities	$88,182	$95,939	+	(8.1)%
Equity	$15,473	$13,584	+	13.9%

*                 (5.4) percent adjusted for currency

**          Reflects the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

+                 Reflects the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See  Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

For the first six months of 2009, in a challenging environment, total revenue decreased 12.4 percent as reported, 5.4 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $7,385 million, a 5.3 percent increase compared to the first half of 2008. Diluted earnings per share from continuing operations was $4.02, reflecting an 11.4 percent improvement year to year. The key drivers of performance in the second quarter — the company’s ongoing transformation, shift to higher value areas and margin expansion — were the primary contributors to the strong profit improvement in the first half of 2009.

Revenue growth for the first half of 2009 was impacted by currency and the continuing economic environment. Global Services revenue was supported by the strong annuity base. The Software business continued to perform well, led by the Key Branded Middleware products and the significant base of recurring revenues. Systems and Technology performance reflects the challenges that transaction-based businesses are facing in this environment.

On a segment basis, Global Technology Services revenue declined 9.7 percent (2 percent adjusted for currency), Global Business Services 12.8 percent (6 percent adjusted for currency), Software 6.9 percent (up 1 percent adjusted for currency), Systems and Technology 24.9 percent (20 percent adjusted for currency) and Global Financing 9.5 percent (2 percent adjusted for currency).

Geographic revenue for the first six months of 2009 decreased 11.9 percent (5 percent adjusted for currency) versus the same period of 2008. Revenue from the company’s growth markets decreased 11.5 percent (increased 2 percent adjusted for currency) and revenue from the major markets decreased 12.0 percent (6 percent adjusted for currency). The growth markets have delivered revenue growth, adjusted for currency, approximately 8 points higher than the major markets for the past 6 quarters.

The gross profit margin was 44.5 percent, an increase of 2.1 points, primarily due to improved margins in Global Technology Services (1.1 points of the increase), improved revenue mix and margin in Software (0.7 points of the increase) and improved margins in Global Business Services (0.3 points of the increase). These increases were partially offset by lower gross margins in Systems and Technology and Global Financing.

Management Discussion — (continued)

Total expense and other income decreased 14.4 percent (5 percent adjusted for currency) for the first six months of 2009 versus the first six months of 2008. Overall, the decrease was driven by approximately 9 points due to the effects of currency  and 7 points due to the company’s focus on expense management, partially offset by increased acquisition-related spending which accounted for approximately 2 points.

The effective tax rate for the first six months of 2009 was 26.9 percent versus 27.5 percent for the comparable period in 2008.

Total assets decreased $5,869 million (decreased $7,101 million adjusted for currency) from December 31, 2008, primarily due to lower total receivables ($4,684 million), cash and cash equivalents ($1,063 million), total deferred taxes ($398 million) and intangible assets ($299 million), partially offset by increased marketable securities ($682 million). The company had $12,526 million in cash and marketable securities at June 30, 2009.

Total liabilities decreased $7,758 million (decreased $8,099 million adjusted for currency) from December 31, 2008, primarily due to lower total debt ($4,553 million), accounts payable ($1,144 million), retirement and nonpension postretirement benefit obligations ($993 million) and compensation and benefits ($722 million).

Stockholders’ equity of $15,473 million increased $1,889 million from December 31, 2008, primarily due to higher retained earnings ($3,975 million), equity translation adjustments ($766 million) and common stock ($645 million), partially offset by increased treasury stock ($3,508 million).

In the first half of 2009, the company generated $9,127 million in cash flow provided by operating activities, an increase of $675 million, compared to the first half of 2008, primarily driven by increased net income ($315 million) and changes in operating assets and liabilities ($977 million). Net cash used in investing activities of $1,897 million was $5,012 million lower than the first half of 2008, primarily due to the Cognos and Telelogic acquisitions in 2008 and the sale of the core logistics operations to Geodis in 2009. Net cash used in financing activities of $8,326 million was $1,243 million higher, primarily due to an increase in net payments associated with debt ($2,622 million) and lower receipts of cash from other common stock transactions ($2,182 million), partially offset by lower payments to repurchase common stock ($3,728 million) in the first half of 2009 versus the first half of 2008.

Management Discussion — (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2009 versus second quarter and first six months of 2008 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price.

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$9,108	$10,100	(9.8)%		(2.2)%
Gross margin	34.8%	31.6%	3.2	pts.
Global Business Services	4,338	5,107	(15.0)%		(9.0)%
Gross margin	27.2%	25.8%	1.3	pts.
Software	5,166	5,574	(7.3)%		(0.2)%
Gross margin	85.9%	84.6%	1.2	pts.
Systems and Technology	3,855	5,212	(26.0)%		(22.1)%
Gross margin	37.1%	38.6%	(1.5	) pts.
Global Financing	568	634	(10.5)%		(4.0)%
Gross margin	47.1%	55.3%	(8.2	) pts.
Other	215	193	11.4%		22.1%
Gross margin	47.4%	5.8%	41.7	pts.
Total revenue	$23,250	$26,820	(13.3)%		(6.8)%
Gross profit	$10,581	$11,599	(8.8)%
Gross margin	45.5%	43.2%	2.3	pts.

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$17,862	$19,777	(9.7)%		(1.5)%
Gross margin	34.3%	31.5%	2.9	pts.
Global Business Services	8,736	10,018	(12.8)%		(6.3)%
Gross margin	26.8%	25.4%	1.4	pts.
Software	9,705	10,421	(6.9)%		0.6%
Gross margin	85.1%	84.3%	0.8	pts.
Systems and Technology	7,083	9,431	(24.9)%		(20.5)%
Gross margin	35.7%	37.9%	(2.2	) pts.
Global Financing	1,146	1,266	(9.5)%		(1.9)%
Gross margin	46.5%	53.1%	(6.6	) pts.
Other	429	409	4.9%		15.0%
Gross margin	50.1%	(7.7)%	58.0	pts.
Total revenue	$44,962	$51,322	(12.4)%		(5.4)%
Gross profit	$20,012	$21,766	(8.1)%
Gross margin	44.5%	42.4%	2.1	pts.

Management Discussion — (continued)

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Global Technology Services	39.5%	37.9%	40.1%	38.8%
Global Business Services	18.8	19.2	19.6	19.7
Total Global Services	58.4	57.1	59.7	58.5
Software	22.4	20.9	21.8	20.5
Systems and Technology	16.7	19.6	15.9	18.5
Global Financing	2.5	2.4	2.6	2.5
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Global Technology Services	30.1%	25.2%	31.3%	27.1%
Global Business Services	13.0	16.1	14.1	16.6
Total Global Services	43.2	41.3	45.4	43.7
Software	39.7	37.8	39.8	37.7
Systems and Technology	7.1	10.1	4.5	7.5
Global Financing	10.0	10.8	10.3	11.2
Total	100.0%	100.0%	100.0%	100.0%

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) had combined revenue of $13,446 million, a decrease of 11.6 percent (4 percent adjusted for currency) in the second quarter and $26,598 million, a decrease of 10.7 percent (3 percent adjusted for currency) in the first six months of 2009, respectively, when compared to the same periods of 2008. In the second quarter, total Global Services signings of $13,988 million decreased 4.8 percent (increased 3 percent adjusted for currency) year over year. Signings in the outsourcing businesses were $7,966 million, an increase of 3.1 percent (12 percent adjusted for currency). Consulting and Systems Integration and Integrated Technology Services signings were $6,022 million, a decrease of 13.5 percent (7 percent adjusted for currency). The company signed 17 deals larger than $100 million in the second quarter. The estimated Global Services backlog at actual currency rates was $132 billion at June 30, 2009, an increase of $5 billion (unchanged adjusted for currency) from the March 31, 2009 level. The Global Services segments delivered combined pre-tax profit of $2,013 million in the second quarter and $3,639 million in the first six months of 2009, an improvement of 23.4 percent and 13.8 percent, respectively, versus the same periods of 2008. The Global Services business continued to drive increased profitability and margin expansion in a challenging economic environment as a result of the transformation that has been ongoing in both services segments.

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Global Services external revenue:	$13,466	$15,206	(11.6)%	(4.5)%
Global Technology Services	$9,108	$10,100	(9.8)%	(2.2)%
Strategic Outsourcing	4,727	5,183	(8.8)	(1.2)
Integrated Technology Services	2,137	2,378	(10.1)	(3.9)
Maintenance	1,694	1,876	(9.7)	(2.6)
Business Transformation Outsourcing	550	666	(17.4)	(9.3)
Global Business Services	$4,338	$5,107	(15.0)%	(9.0)%

Management Discussion — (continued)

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Global Services external revenue:	$26,598	$29,794	(10.7)%	(3.1)%
Global Technology Services	$17,862	$19,777	(9.7)%	(1.5)%
Strategic Outsourcing	9,266	10,194	(9.1)	(1.0)
Integrated Technology Services	4,172	4,565	(8.6)	(1.7)
Maintenance	3,350	3,700	(9.5)	(2.5)
Business Transformation Outsourcing	1,075	1,320	(18.6)	(9.3)
Global Business Services	$8,736	$10,018	(12.8)%	(6.3)%

Global Technology Services revenue decreased 9.8 percent (2 percent adjusted for currency) and 9.7 percent (2 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the second quarter and first half periods of 2008. Total second-quarter signings in GTS increased 5.4 percent (15 percent adjusted for currency) led by outsourcing signings growth of 13.1 percent (24 percent adjusted for currency).

Strategic Outsourcing (SO) revenue decreased 8.8 percent (1 percent adjusted for currency) in the second quarter and 9.1 percent (1 percent adjusted for currency) in the first six months of 2009, respectively, versus the same periods in 2008. Revenue in the second quarter was impacted by reduced volumes in the existing client base. SO signings in the second quarter of 2009 increased 27.0 percent (38 percent adjusted for currency), with growth in all geographies. This was the third consecutive quarter of double-digit signings growth in SO, adjusted for currency. The SO business provides innovative solutions to help clients drive efficiency and cost savings.

Integrated Technology Services (ITS) revenue decreased 10.1 percent (4 percent adjusted for currency) in the second quarter and 8.6 percent (2 percent adjusted for currency) in the first six months of 2009 when compared to the same periods in 2008. The ITS business continues to drive its product portfolio towards higher value, higher margin offerings and away from OEM content. In the first half, the ITS revenue decline was primarily driven by signings declines in the lower margin OEM offerings that support capital intensive product rollouts. ITS signings in the second quarter decreased 11.3 percent (5 percent adjusted for currency) year to year.

Business Transformation Outsourcing (BTO) revenue decreased 17.4 percent (9 percent adjusted for currency) in the second quarter and 18.6 percent (9 percent adjusted for currency) for the first six months of 2009 reflecting declines in client business volumes driven by the slower economic environment, and an increased focus on driving improved profitability in BTO. BTO signings decreased 41.5 percent (32 percent adjusted for currency) in the second quarter.

Maintenance revenue decreased 9.7 percent (3 percent adjusted for currency) and 9.5 percent (2 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the prior year periods. Services provided to Ricoh InfoPrint Solutions through the first five months of 2008, which transitioned to Ricoh in June 2008, drove the majority of the revenue decline. Excluding the InfoPrint services, maintenance revenue increased 1 percent and 2 percent, adjusted for currency, in the second quarter and first six months of 2009, respectively.

Global Business Services revenue decreased 15.0 percent (9 percent adjusted for currency) and 12.8 percent (6 percent adjusted for currency) in the second quarter and first half of 2009, respectively, versus the prior year periods. Total signings in GBS decreased 19.3 percent (14 percent adjusted for currency) in the second quarter. Consulting and Systems Integration (C&SI) signings decreased 14.9 percent (8 percent adjusted for currency) and Application Outsourcing signings decreased 29.5 percent (27 percent adjusted for currency). Economic conditions continue to impact GBS revenue and signings growth. GBS revenue performance reflects lower signings in Consulting with a more pronounced decline in smaller, faster-yielding contracts. System Integration revenue increased in the second quarter, adjusted for currency. In addition, within total GBS, the Public sector and the growth markets demonstrated strength in the quarter, both posting revenue increases, adjusted for currency.

Management Discussion — (continued)

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent/ Margin Change
Global Technology Services:
External gross profit	$3,167	$3,189	(0.7)%
External gross profit margin	34.8%	31.6%	3.2	pts.
Pre-tax income	$1,405	$994	41.3%
Pre-tax margin	14.9%	9.5%	5.4	pts.
Global Business Services:
External gross profit	$1,178	$1,318	(10.6)%
External gross profit margin	27.2%	25.8%	1.3	pts.
Pre-tax income	$608	$637	(4.5)%
Pre-tax margin	13.3%	11.9%	1.5	pts.

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent/ Margin Change
Global Technology Services:
External gross profit	$6,135	$6,221	(1.4)%
External gross profit margin	34.3%	31.5%	2.9	pts.
Pre-tax income	$2,509	$1,982	26.6%
Pre-tax margin	13.5%	9.6%	3.9	pts.
Global Business Services:
External gross profit	$2,344	$2,547	(7.9)%
External gross profit margin	26.8%	25.4%	1.4	pts.
Pre-tax income	$1,130	$1,216	(7.1)%
Pre-tax margin	12.3%	11.5%	0.7	pts.

GTS gross profit decreased 0.7 percent in the second quarter and 1.4 percent in the first half of 2009 compared to the same periods of 2008, with gross profit margins improving 3.2 points and 2.9 points, respectively. All lines of business delivered gross margin expansion, reflecting a shift to higher value offerings and ongoing initiatives to improve productivity. Segment pre-tax profit increased 41.3 percent to $1,405 million, with a pre-tax margin of 14.9 percent in the second quarter, an improvement of 5.4 points over second-quarter 2008. The first-half 2009 segment pre-tax profit increased 26.6 percent to $2,509 million, with a pre-tax margin of 13.5 percent, an improvement of 3.9 points year to year. This was the eighth consecutive quarter of double-digit pre-tax profit growth in GTS. This sustained margin performance is a result of the transformation undertaken in GTS including structural changes to service delivery and initiatives around standardization, global integration and automation. The result has been a more flexible and productive organization, operating with improved efficiency.  In the second quarter, GTS executed significant cost and expense actions while continuing to improve quality and customer satisfaction.

GBS gross profit margins improved 1.3 points and 1.4 points in the second quarter and first half of 2009, respectively, reflecting ongoing initiatives to improve productivity. Segment pre-tax profit decreased 4.5 percent to $608 million, with a pre-tax margin of 13.3 percent in the second quarter of 2009, up 1.5 points year to year. The first-half 2009 segment pre-tax profit decreased 7.1 percent to $1,130 million, with a pre-tax margin of 12.3 percent, an increase of 0.7 points versus the first six months of 2008. In this difficult economic environment, GBS has focused on driving margin improvement. The company has built a global infrastructure and framework that supports a dynamic resource deployment model. This has improved utilization and service delivery. In addition, margin performance in the second quarter was driven by cost and expense savings from recent workforce rebalancing actions, lower subcontract spending, and higher utilization in the global delivery centers. The benefits from these actions are expected to continue in the second half of 2009.

Management Discussion — (continued)

Global Services Signings

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Global Technology Services Signings:
Outsourcing (SO & BTO)	$6,689	$5,916	13.1%	23.7%
ITS	2,396	2,701	(11.3)	(4.6)
Total	$9,085	$8,618	5.4%	14.8%
Global Business Services Signings:
Application Outsourcing	$1,277	$1,812	(29.5)%	(26.9)%
C&SI	3,625	4,260	(14.9)	(8.0)
Total	$4,903	$6,072	(19.3)%	(13.6)%

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Global Technology Services Signings:
Outsourcing (SO & BTO)	$12,263	$11,078	10.7%	23.0%
ITS	4,343	5,019	(13.5)	(5.7)
Total	$16,606	$16,098	3.2%	14.1%
Global Business Services Signings:
Application Outsourcing	$2,694	$2,796	(3.6)%	0.0%
C&SI	7,223	8,407	(14.1)	(6.1)
Total	$9,916	$11,203	(11.5)%	(4.6)%

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

Backlog includes SO, BTO, ITS, GBS and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and currency factors used to approximate constant currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

Management Discussion — (continued)

Software

(Dollars in millions) For the three months ended June 30:	2009	2008*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Software external revenue:	$5,166	$5,574	(7.3)%	(0.2)%
Middleware:	$4,103	$4,311	(4.8)%	2.6%
Key Branded Middleware:	2,988	3,063	(2.5)	5.1
WebSphere Family			8.5	16.9
Information Management			(3.8)	3.7
Lotus			(14.5)	(8.1)
Tivoli			(1.7)	6.0
Rational			(2.1)	5.4
Other middleware	1,115	1,248	(10.6)	(3.6)
Operating systems	529	592	(10.5)	(3.9)
Product Lifecycle Management	194	267	(27.5)	(21.6)
Other	340	405	(15.9)	(9.4)

*                 Reclassified to conform with 2009 presentation.

(Dollars in millions) For the six months ended June 30:	2009	2008*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Software external revenue:	$9,705	$10,421	(6.9)%	0.6%
Middleware:	$7,680	$8,062	(4.7)%	3.1%
Key Branded Middleware:	5,472	5,649	(3.1)	4.9
WebSphere Family			6.9	15.5
Information Management			(5.6)	2.3
Lotus			(13.2)	(6.0)
Tivoli			(1.6)	7.0
Rational			2.5	10.9
Other middleware	2,208	2,412	(8.5)	(1.1)
Operating systems	1,021	1,121	(8.9)	(2.0)
Product Lifecycle Management	362	515	(29.7)	(24.6)
Other	642	723	(11.2)	(3.9)

*                 Reclassified to conform with 2009 presentation.

Software segment revenue decreased 7.3 percent (flat adjusted for currency) and 6.9 percent (increased 1 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the same periods in 2008. The Software business has continued to perform well in a difficult economic environment, led by the Key Branded Middleware products and the significant base of recurring revenues.

Key Branded Middleware revenue decreased 2.5 percent (increased 5 percent adjusted for currency) in the second quarter of 2009 and 3.1 percent (increased 5 percent adjusted for currency) in the first six months of 2009, when compared to the same periods in 2008. Key Branded Middleware accounted for 58 percent of total Software segment revenue in the second quarter, up 3 points from second-quarter 2008, and represented 56 percent of total Software segment revenue for the first six months of 2009. Clients continued to purchase software that delivers fast payback as well as software for transformational projects with a strong return on investment.

Management Discussion — (continued)

WebSphere Family revenue increased 8.5 percent (17 percent adjusted for currency) and 6.9 percent (15 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the same periods in 2008. Business Process Management, Commerce and DataPower products all grew double digits in the second quarter. ILOG, which helps to drive business rules management to the analytics space, performed well and contributed to the growth in WebSphere revenue for the second quarter and first six months of 2009. ILOG middleware grew over 50 percent year to year from its pre-acquisition levels.

Information Management revenue decreased 3.8 percent and 5.6 percent (increased 4 percent and 2 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the second quarter and first six months of 2008. Cognos, which was acquired in January 2008, grew revenue 30 percent in the second quarter and 9 percent in the first six months of 2009, adjusted for currency. Information Integration and Master Data Management products, which customers utilize to transform their enterprise data for competitive advantage, also had strong revenue growth in the second quarter.

Lotus revenue decreased 14.5 percent (8 percent adjusted for currency) and 13.2 percent (6 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the same periods in 2008. Lotus performance was impacted by a softening in demand driven by customer consolidations and downsizing.

Tivoli revenue decreased 1.7 percent and 1.6 percent (increased 6 percent and 7 percent adjusted for currency) year over year  in the second quarter and first six months of 2009, respectively, driven primarily by double-digit growth, adjusted for currency, in Tivoli’s storage products. This growth in storage products is being driven by the higher value areas of virtualization, de-duplication and open disk storage.

Rational revenue decreased 2.1 percent (increased 5 percent adjusted for currency) in the second quarter and increased 2.5 percent (11 percent adjusted for currency) in the first six months of 2009, respectively, versus the comparable prior year periods. Customers leveraged the productivity and return on investment enabled by the Rational suite of tools. Rational products accelerate and simplify collaboration across the software development process. Telelogic revenue increased 42.3 percent in the second quarter and extended the brand’s reach into the systems development market opportunity.

Revenue from Other middleware decreased 10.6 percent and 8.5 percent (4 percent and 1 percent adjusted for currency) in the second quarter and first half of 2009, respectively.

Operating systems product revenue decreased 10.5 percent (4 percent adjusted for currency) and 8.9 percent (2 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, reflecting declining sales in all system brands.

Other software segment revenue decreased 15.9 percent (9 percent adjusted for currency) in the second quarter and 11.2 percent (4 percent adjusted for currency) in the first half of 2009 primarily due to strong prior year results.

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent/ Margin Change
Software:
External gross profit	$4,436	$4,717	(6.0)%
External gross profit margin	85.9%	84.6%	1.2	pts.
Pre-tax income	$1,852	$1,492	24.1%
Pre-tax margin	32.0%	23.7%	8.3	pts.

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent/ Margin Change
Software:
External gross profit	$8,258	$8,783	(6.0)%
External gross profit margin	85.1%	84.3%	0.8	pts.
Pre-tax income	$3,186	$2,759	15.5%
Pre-tax margin	29.1%	23.4%	5.8	pts.

Management Discussion — (continued)

Software segment gross profit decreased 6.0 percent to $4,436 million for the second quarter and 6.0 percent to $8,258 million for the first six months of 2009, driven primarily by declining revenue. Gross profit margins expanded 1.2 points and 0.8 points in the second quarter and first six months, respectively, versus the prior year periods. The Software segment delivered $1,852 million of pre-tax profit in the second quarter of 2009, an increase of 24.1 percent, and $3,186 million in the first six months, an increase of 15.5 percent, when compared to the same periods of 2008. The segment pre-tax profit margin was 32.0 percent and 29.1 percent in the second quarter and first six months of 2009, up 8.3 points and 5.8 points, respectively. The breadth of the software portfolio, the strong recurring revenue stream and disciplined expense management  combined to deliver strong profit growth in a challenging economic environment.

Systems and Technology

(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Systems and Technology external revenue:	$3,855	$5,212	(26.0)%	(22.1)%
System z			(39.4)%	(35.0)%
Converged System p			(13.4)	(8.3)
System x			(22.1)	(17.4)
System Storage			(19.7)	(15.3)
Retail Store Solutions			(41.3)	(36.3)
Total Systems			(26.3)	(21.7)
Microelectronics OEM			(22.5)	(22.7)

(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Systems and Technology external revenue:	$7,083	$9,431	(24.9)%	(20.5)%
System z			(31.4)%	(26.0)%
Converged System p			(8.5)	(2.6)
System x			(25.2)	(20.3)
System Storage			(19.7)	(14.4)
Retail Store Solutions			(40.0)	(34.4)
Total Systems			(24.2)	(19.0)
Microelectronics OEM			(29.2)	(29.3)

Systems and Technology revenue decreased 26.0 percent (22 percent adjusted for currency) and declined 24.9 percent (20 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the same periods in 2008 reflecting the challenges that transactional-based businesses are facing in the current environment.

System z revenue decreased 39.4 percent and 31.4 percent (35 percent and 26 percent adjusted for currency) in the second quarter and first six months of 2009 versus the second quarter and first six months of 2008, respectively. MIPS (millions of instructions per second) shipments decreased 20 percent and 5 percent in the second quarter and first half of 2009 versus the second quarter and first half of 2008, respectively. Volumes were impacted by strong prior year performance, i.e. second quarter 2008 MIPs growth was 34 percent. MIPS increased 4 percent in the second quarter on a two year compounded growth rate. The company’s growth markets revenue grew 1.6 percent and 14.4 percent (17 percent and 31 percent adjusted for currency) in the second quarter and first six months of 2009, while major markets were weak as the company experienced a lengthening of the clients’ decision cycle for hardware commitments. The 2009 periods had a strong compare to the 2008 periods as the company introduced the new mainframe product in the first quarter of 2008.

Management Discussion — (continued)

Converged System p revenue decreased 13.4 percent and 8.5 percent (8 percent and 3 percent adjusted for currency) in the second quarter and first six months of 2009 versus the second quarter and first six months of 2008, respectively.  Low-end server revenue declined 49 percent and 51 percent, in the second quarter and first six months of 2009 versus the comparable periods in 2008, respectively.  Midrange server revenue decreased 9 percent and 5 percent in the second quarter and first six months of 2009 versus the second quarter and first six months of  2008, respectively. High-end server revenue decreased 10 percent and increased 2 percent, for the same periods. Although revenue has declined, the company has continued market gains in the midrange and high end of the product line by helping clients increase efficiency in their data centers by leveraging consolidation and virtualization results. In the second quarter, the company significantly increased the number of UNIX competitive displacements to over 100 — more than doubling the rate from the first quarter.

System x revenue decreased 22.1 percent and 25.2 percent (17 percent and 20 percent adjusted for currency) in the second quarter and first six months of 2009, respectively, versus the second quarter and first six months of 2008. System x server revenue declined 22 percent and 24 percent in the second quarter and first six months of 2009 versus the comparable periods of 2008, respectively. High-end server revenue decreased 24 percent for both the second quarter and first six months of 2009 versus the same periods in 2008, respectively. Blades revenue decreased 6 percent and 17 percent in the second quarter and first half of 2009 versus the second quarter and first half of 2008, respectively. The company believes that improved sales execution and strong performance from new products will enable the product line to improve its performance in the second half of the year.

System Storage revenue decreased 19.7 percent and 19.7 percent (15 percent and 14 percent adjusted for currency) in the second quarter and first six months of 2009 versus the comparable periods in 2008. Total disk revenue decreased 19 percent and 18 percent in the second quarter of 2009 and the first six months of 2009 versus the second quarter and first six months of 2008, respectively. These decreases were driven by declines in midrange disk revenue of 37 percent for both periods and  decreased Enterprise Disk revenue of 13 percent and 11 percent for the periods, respectively. Tape revenue declined 22 percent and 24 percent in the second quarter of 2009 and the first six months of 2009 versus the comparable periods of 2008, respectively. The company’s storage acquisitions are progressing well. XIV added over 100 new customers in the second quarter and since the acquisition, the company has added over 200 new clients who had not purchased IBM Open Storage in the last two years. The value in storage continues to shift to software as highlighted in the Software segment performance.

Microelectronics OEM revenue decreased 22.5 percent and 29.2 percent (23 percent and 29 percent adjusted for currency), respectively, for the second quarter and first six months of 2009 versus the comparable periods of 2008, respectively. The primary mission of this business is to provide leadership technology for the systems business.

Retail Stores Solutions revenue decreased 41.3 percent and 40.0 percent (36 percent and 34 percent adjusted for currency) in the second quarter and first six months of 2009 versus the same periods in 2008, respectively, reflecting continued weakness in the retail sector.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2009	2008	Change
Systems and Technology:
External gross profit	$1,431	$2,013	(28.9)%
External gross profit margin	37.1%	38.6%	(1.5	) pts.
Pre-tax income	$333	$400	(16.7)%
Pre-tax margin	8.1%	7.4%	0.8	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2009	2008	Change
System and Technology:
External gross profit	$2,528	$3,575	(29.3)%
External gross profit margin	35.7%	37.9%	(2.2	) pts.
Pre-tax income	$361	$546	(33.7)%
Pre-tax margin	4.8%	5.5%	(0.7	) pts.

Management Discussion — (continued)

The decreases in external gross profit for the second quarter and first six months of 2009 versus the same periods of 2008 were primarily driven by lower revenue across all brands.

Overall, gross margin in the second quarter decreased 1.5 points versus the prior year. Microelectronics OEM, System z and System Storage impacted the overall margin by 1.6 points, 0.7 points and 0.2 points, respectively; partially offsetting these declines was a benefit in the overall margin of 1.2 points driven by converged System p.  First half gross margin decreased 2.2 points compared to the first half of 2008. Microelectronics OEM, System Storage, System z and System x impacted the overall margin by 1.5 points, 0.6 points, 0.5 points and 0.5 points, respectively; partially offsetting these declines was a benefit in the overall margin of 1.1 points driven by converged System p.

Systems and Technology’s pre-tax income decreased 16.7 percent in the second quarter, and 33.7 percent for the first six months when compared to the prior year. Pre-tax margin increased 0.8 points and down 0.7 points in the second quarter and first six months, respectively, versus the prior year periods.

Global Financing

See pages 57 to 62 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Change Adjusting for Currency
Total Revenue	$23,250	$26,820	(13.3)%	(6.8)%
Geographies:	$22,713	$26,114	(13.0)%	(6.3)%
Americas	9,891	10,926	(9.5)	(6.8)
Europe/Middle East/Africa	7,879	9,844	(20.0)	(6.8)
Asia Pacific	4,943	5,343	(7.5)	(4.5)

Major markets			(13.4)%	(7.8)%
Growth markets			(11.1)%	0.5%
BRIC countries			(10.8)%	(0.8)%

				Yr. to Yr.
				Percent
(Dollars in millions) For the six months ended June 30:	2009	2008	Yr. to Yr. Percent Change	Change Adjusting for Currency
Total Revenue	$44,962	$51,322	(12.4)%	(5.4)%
Geographies:	$43,963	$49,919	(11.9)%	(4.7)%
Americas	19,145	20,849	(8.2)	(5.0)
Europe/Middle East/Africa	15,056	18,619	(19.1)	(4.8)
Asia Pacific	9,762	10,451	(6.6)	(3.9)

Major markets			(12.0)%	(6.1)%
Growth markets			(11.5)%	2.0%
BRIC countries			(8.6)%	2.8%

Management Discussion — (continued)

Total geographic revenue decreased 13.0 percent (6 percent adjusted for currency) in the second quarter of 2009 with  consistent performance, adjusted for currency, across the geographies. Revenue from the company’s growth markets decreased 11.1 percent as reported and increased 1 percent adjusted for currency. Revenue from the major market countries decreased 13.4 percent (8 percent adjusted for currency) as customers remain focused on saving costs and conserving cash.

Americas revenue decreased 9.5 percent (7 percent adjusted for currency) in the second quarter; within the major market countries, the U.S. declined 8.2 percent and Canada declined 13.7 percent (1 percent adjusted for currency). In the growth markets, Latin America decreased 14.9 percent (1 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 20.0 percent (7 percent adjusted for currency) in the second quarter when compared to the second quarter of 2008. Revenue decreased in the major market countries with year-to-year declines in Germany 19.5 percent (8 percent adjusted for currency), the U.K. 21.2 percent (flat adjusted for currency), France 16.8 percent (5 percent adjusted for currency), Italy 16.9 percent (5 percent adjusted for currency) and Spain 24.6 percent (13 percent adjusted for currency).

Asia Pacific revenue decreased 7.5 percent (5 percent adjusted for currency) year over year. The Asia Pacific growth market countries decreased 10.1 percent, but increased 1 percent adjusted for currency. Japan revenue decreased 4.4 percent (11 percent adjusted for currency).

Total revenue from growth markets represented approximately 18 percent of total geographic revenue in the second quarter. Adjusted for currency, growth in these markets remained approximately 8 points higher than in the major markets. Within the BRIC countries, a subset of the growth markets, aggregate revenue decreased 10.8 percent (1 percent adjusted for currency) with performance differing by individual country. India declined 11.1 percent (increased 3 percent adjusted for currency) with strong growth in services partially offset by weak transaction performance. Although China decreased 2.3 percent overall (3 percent adjusted for currency) compared to a strong second quarter of 2008, revenue grew in the second and third tier cities.

Revenue from the company’s industry sales units decreased 13.1 percent (6 percent adjusted for currency) in the second quarter of 2009. Public sector decreased 0.3 percent (increased 7 percent adjusted for currency) with growth in all industries, when adjusted for currency. Public sector was the fastest growing sector for the fourth consecutive quarter, adjusted for currency. Clients in the education industry are investing in IT infrastructure and revenue increased 29 percent in the second quarter, adjusted for currency. Healthcare industry revenue increased 11 percent, adjusted for currency, as the company is working with clients globally to create smarter health care systems. Financial Services decreased 13.9 percent (7 percent adjusted for currency) in the quarter. The company continues to help financial services clients manage costs, capital requirements and risk and compliance. Communications decreased 11.3 percent (4 percent adjusted for currency). Clients continue to invest in infrastructure and transformation projects with short-term payback. Distribution decreased 16.4 percent (11 percent adjusted for currency) and remains challenging, particularly in the retail and travel and transportation industries. The Industrial sector remains the most challenging and revenue declined 23.1 percent (18 percent adjusted for currency) in the quarter, as clients continue to manage through the global downturn in consumer spending.

Total geographic revenue for the first six months decreased 11.9 percent (5 percent adjusted for currency) versus the same period of 2008. Revenue from the growth markets decreased 11.5 percent (increased 2 percent adjusted for currency) and revenue from the major markets decreased 12.0 percent (6 percent adjusted for currency).

Americas revenue for the first six months of 2009 declined 8.2 percent (5 percent adjusted for currency) when compared to the same period of 2008. Within the major market countries, the U.S. declined 6.5 percent and Canada decreased 16.5 percent (1 percent adjusted for currency). Revenue in the Latin American growth markets decreased 13.3 percent (increased 3 percent adjusted for currency).

EMEA revenue was down 19.1 percent (5 percent adjusted for currency) in the first six months of 2009 versus the same period in 2008. Revenue decreased in the major market countries with Spain down 19.6 percent (8 percent adjusted for currency), Italy 16.4 percent (4 percent adjusted for currency), France 16.1 percent (4 percent adjusted for currency), Germany 16.7 percent (4 percent adjusted for currency) and the U.K. 24.4 percent (flat adjusted for currency).

Management Discussion — (continued)

Asia Pacific revenue decreased 6.6 percent (4 percent adjusted for currency) in the first six months of 2009 when compared to the first six months of 2008. Revenue in the growth market countries decreased 11.1 percent (increased 2 percent adjusted for currency) and Japan declined 1.8 percent (10 percent adjusted for currency).

Total revenue from the growth markets represented approximately 18 percent of the total geographic revenue in the first half, with revenue growth, adjusted for currency, approximately 8 points higher than the major markets. Within the BRIC countries, revenue decreased 8.6 percent (increased 3 percent adjusted for currency) in the first half of 2009 versus the first half of 2008. Brazil decreased 18.8 percent (increased 5 percent adjusted for currency), Russia declined 32.7 percent (26 percent adjusted for currency), India decreased 10.4 percent (increased 7 percent adjusted for currency) and China increased 5.3 percent (3 percent adjusted for currency).

OEM revenue of $537 million in the second quarter declined 23.9 percent (24 percent adjusted for currency), and $999 million in the first six months decreased 28.8 percent (29 percent adjusted for currency), driven by reduced demand in the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Total expense and other (income)	$6,319	$7,786	(18.8)%
Expense to revenue ratio	27.2%	29.0%	(1.8	) pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Total expense and other (income)	$12,628	$14,754	(14.4)%
Expense to revenue ratio	28.1%	28.7%	(0.7	) pts.

The key drivers of the year-to-year change in total expense and other income were approximately:

For the three and six months ended June 30, 2009:	Three Months		Six Months
Operational expense	(10	) pts.	(7	) pts.
Acquisitions*	1	pt.	2	pts.
Currency**	(10	) pts.	(9	) pts.

*   Includes acquisitions completed in prior 12 month period.

** Reflects impacts of translation and hedging programs.

In the first half of 2009, the company continued to execute its operational plan to increase process efficiency and productivity — key elements of the company’s transformation to higher value areas and global integration of the enterprise. The company’s recent initiatives have contributed to the improvement in profit and margin. In addition, the company is continuing to invest in capabilities that will differentiate the company in the future and accelerate the development of new market opportunities.

For additional information regarding total expense and other income, see the following analyses by category.

Management Discussion — (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,478	$5,495	(18.5)%
Advertising and promotional expense	300	339	(11.3)
Workforce reductions	69	108	(35.5)
Amortization expense – acquired intangibles	73	83	(12.1)
Retirement-related expense	71	86	(17.3)
Stock-based compensation	99	125	(21.1)
Bad debt expense	24	54	(55.7)
Total	$5,115	$6,289	(18.7)%

* Reclassified to conform with 2009 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$8,823	$10,422	(15.3)%
Advertising and promotional expense	588	636	(7.6)
Workforce reductions	335	203	64.9
Amortization expense – acquired intangibles	146	152	(3.6)
Retirement-related expense	167	189	(12.0)
Stock-based compensation	199	252	(21.0)
Bad debt expense	121	55	118.5
Total	$10,379	$11,909	(12.9)%

* Reclassified to conform with 2009 presentation.

Total Selling, general and administrative (SG&A) expense decreased 18.7 percent (12 percent adjusted for currency) in the second quarter of 2009 versus the second quarter of 2008.  Overall, the decrease was driven by reductions in operational expense (down 12 points) as the company continues to focus on disciplined expense management, while investing for future growth. Currency impacts also drove a year-to-year decline (down 7 points), partially offset by acquisition-related spending (up 1 point).

Total SG&A expense decreased 12.9 percent (5 percent adjusted for currency) in the first six months of 2009 versus the first six months of 2008. The first half SG&A profile was similar to the second quarter with the year-to-year change driven by: operational expense (down 7 points); currency impacts (down 8 points); and acquisition-related spending (up 2 points).   Workforce reduction expense increased $132 million due to actions taken by the company in the first quarter, primarily in the services business. Bad debt expense increased $65 million driven by additional specific accounts receivable provisions. The company’s accounts receivable provision coverage is 2.4 percent, an increase of 70 basis points from a year ago and an increase of 40 basis points from year-end 2008.

Management Discussion — (continued)

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008*	Change
Other (income) and expense:
Foreign currency transaction gains	$(82)	$(74)	11.5%
(Gain)/losses on derivative instruments	(12)	246	nm
Interest income	(19)	(77)	(75.0)
Net losses/(gains) from securities and investment assets	21	(50)	nm
Net realized gains from certain real estate activities	(3)	(12)	(78.1)
Other	68	(57)	nm
Total	$(28)	$(24)	14.0%

* Reclassified to conform with 2009 presentation.

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008*	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(110)	$32	nm %
Losses on derivative instruments	37	226	(83.7)
Interest income	(45)	(212)	(78.9)
Net losses/(gains) from securities and investment assets	41	(107)	nm
Net realized gains from certain real estate activities	(3)	(23)	(89.1)
Other	(252)	(66)	nm
Total	$(331)	$(149)	121.8%

* Reclassified to conform with 2009 presentation.

nm – not meaningful

Other (income) and expense was income of $28 million and $24 million in the second quarter of 2009 and 2008, respectively. The increase in income in the second quarter was primarily driven by higher gains on derivative instruments of $258 million. Included within the foreign currency hedging activity, the company hedges its major anticipated cross-border cash flows to mitigate the effect of currency volatility in its global cash planning (the hedge of anticipated royalties and cost transactions programs as discussed in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 18), which also reduces volatility in the year-over-year results.  The impact of these specific hedging programs is primarily reflected in other (income) and expense, as well as cost of goods sold.  The income from these cash flow hedge programs reflected in other (income) and expense was $102 million, a reduction in expense of $223 million year to year. This increase in income was partially offset by a provision for losses related to a joint venture investment ($119 million), lower interest income ($58 million) and the reduction of income relating to sales of Lenovo stock in the prior year ($57 million).

Other (income) and expense was income of $331 million and $149 million for the first six months of 2009 and 2008, respectively. The increase in income for the first six months of 2009 was primarily driven by the net gain ($298 million) reflected in Other in the table above, recognized from the divestiture of the core logistics operations to Geodis in the first quarter, lower losses on derivative instruments ($189 million) as discussed above and improved foreign currency transaction impacts ($142 million) versus the prior year. These items were partially offset by lower interest income ($167 million), the increase related to securities and investment assets ($148 million), which reflects the reduction of income relating to sales of Lenovo stock in the prior year ($111 million), and the provision for losses related a joint venture investment ($119 million), also reflected in Other in the table above.

Management Discussion — (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Research, development and engineering	$1,434	$1,660	(13.6)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Research, development and engineering	$2,914	$3,229	(9.8)%

The company continues to invest in development, focusing its investments on high value, high growth opportunities. Total Research, development and engineering (RD&E) expense decreased 13.6 percent in the second quarter and 9.8 percent in the first half compared to the prior year periods; adjusted for currency, expense decreased 9 percent in the second quarter and 5 percent in the first half. RD&E investments represented 6.2 percent of total revenue in the second quarter, flat year-to-year, and 6.5 percent of total revenue in the first half, an increase of 0.2 points compared to the first half of 2008.

Total RD&E resources are essentially flat year-to-year, with the decreases in spending, adjusted for currency, driven by continued process efficiencies and reductions in discretionary spending.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$83	$21	292.4%
Licensing/royalty-based fees	73	137	(46.6)
Custom development income	147	127	15.3
Total	$302	$285	6.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$128	$37	251.1%
Licensing/royalty-based fees	172	268	(36.0)
Custom development income	270	254	6.4
Total	$570	$559	2.0%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2009 and 2008.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Interest expense	$101	$145	(30.7)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Interest expense	$237	$323	(26.6)%

Management Discussion — (continued)

The decrease in interest expense for the second quarter and first six months of 2009 versus the same periods of 2008 was driven by lower debt and interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 61 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the second quarter and first six months of 2009 was $282 million and $617 million, a decrease of $48 million and $97 million, respectively.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. Cost amounts are included within the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$220	$290	(24.2)%
Nonpension postretirement plans cost	88	91	(3.1)
Total	$307	$381	(19.3)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$561	$651	(13.8)%
Nonpension postretirement plans cost	173	185	(6.6)
Total	$734	$836	(12.2)%

The company had income of $124 million and $106 million associated with its defined benefit pension plans for the second quarter of 2009 and 2008, respectively. The comparable amounts for the first six months of 2009 and 2008 were income of $201 million and $205 million, respectively. Cost related to defined contribution plans was $344 million in the second quarter, a decrease of $51 million year to year; cost for the first six months was $762 million, a decrease of $94 million compared to the first half of 2008.The second-quarter 2009 year-to-year decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $51 million, $15 million and $7 million, respectively. The first half decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $71 million, $23 million and $9 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in higher value businesses. The following tables presents the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 12 “Intangible Assets Including Goodwill,” on page 23 for additional information.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2009	2008	Change
Cost:
Software (Sales)	$38	$46	(17.8)%
Global Technology Services (Services)	8	8	(0.3)
Systems and Technology (Sales)	3	3	(18.2)
Selling, general and administrative	73	83	(12.1)
Total	$122	$141	(13.5)%

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2009	2008	Change
Cost:
Software (Sales)	$79	$84	(6.4)%
Global Technology Services (Services)	17	16	0.7
Systems and Technology (Sales)	5	3	66.1
Selling, general and administrative	146	152	(3.6)
Total	$247	$256	(3.5)%

Taxes

The effective tax rate for the second quarter of 2009 was 27.2 percent versus an effective tax rate of 27.5 percent for the second quarter of 2008. The corresponding effective tax rates for the first six months of 2009 and 2008 were 26.9 percent and 27.5 percent, respectively. The decline in the rate was primarily due to an increase in tax credit benefits, partially offset by the loss of the tax benefit associated with the joint venture charge.

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

The company has certain foreign tax loss carry-forwards that have not been reflected in the gross deferred tax asset balance due to the level of uncertainty associated with the sustainability of the losses which are under examination by the local taxing authority. The tax benefit of these losses approximated $900 million at the end of the second-quarter. If the tax loss carry-forwards are subsequently utilized, recognition of the tax loss benefit will be made, including any associated liability under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN48).

In addition, during the second-quarter, foreign tax losses were utilized against a prior year tax liability resulting in a cash benefit of approximately $360 million. However, the company has recorded an unrecognized tax benefit in accordance with the provisions of FIN48 given the degree of uncertainty in sustaining the associated tax benefit.

The amount of unrecognized tax benefits at December 31, 2008, determined in accordance with FIN48, increased by $614 million in the first six months to $4,512 million.  Including the second quarter item above, the amount of unrecognized tax benefits increased by $484 million during the second quarter of 2009. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3,958 million at June 30, 2009.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2006 and 2007 in the first quarter of 2009.

See the 2008 IBM Annual Report, Note P, “Taxes,” on pages 99 to 101 for additional information.

Management Discussion — (continued)

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

				Yr. to Yr.
				Percent
For the three months ended June 30:	2009	2008		Change
Earnings per share:
Assuming dilution	$2.32	$1.97	*	17.8%
Basic	$2.34	$2.01	*	16.4%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,336.9	1,402.1	*	(4.6)%
Basic	1,326.1	1,376.2	*	(3.6)%

				Yr. to Yr.
				Percent
For the six months ended June 30:	2009	2008		Change
Earnings per share:
Assuming dilution	$4.02	$3.61	*	11.4%
Basic	$4.04	$3.67	*	10.1%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,343.2	1,406.7	*	(4.5)%
Basic	1,335.2	1,385.2	*	(3.6)%

* Reflects the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

Actual shares outstanding at June 30, 2009 was 1,310.9 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2009 was 65.1 million and 63.5 million lower than the same periods in 2008 primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

At June 30, 2009, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $11,678 million. Total debt of $29,373 million decreased $4,553 million from prior year-end levels. The commercial paper balance at June 30, 2009 was zero, down from $468 million at year end. The company continues to have substantial flexibility in the market. In the first six months of 2009, the company generated $9,127 million in cash from operations, an increase of $675 million compared to the first six months of 2008. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity though the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 57, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion — (continued)

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Current assets	$44,435	$49,004
Current liabilities	36,430	42,435
Working capital	$8,005	$6,568

Current ratio	1.22:1	1.15:1

Working capital increased $1,437 million compared to the year-end 2008 position. The key changes are described below:

Current assets decreased $4,568 million, including a currency benefit of $417 million, due to:

•                  A decline of $3,698 million in short-term receivables driven by:

•                  a decrease of $3,960 million primarily due to collections of higher year-end balances, partially offset by approximately $263 million of currency benefit.

•                  A decrease of $590 million in prepaid expenses and other current assets primarily resulting from:

•                  a decrease of $562 million in derivative assets primarily due to changes in foreign currency rates; and

•                  a decrease of $230 million in prepaid taxes driven by a U.S. Federal tax refund of $350 million received in the first quarter; partially offset by

•                  an increase of approximately $182 million in prepaid and deferred services transition costs.

•                  A decrease of $381 million in cash and cash equivalents and marketable securities (see cash flow analysis on page 51).

Current liabilities decreased $6,005 million, including a $162 million impact from currency, as a result of:

•                  A decrease in short-term debt of $2,732 million primarily driven by:

•                  $5,027 million in payments; and

•                  a $468 million decrease in commercial paper; partially offset by

•                  reclasses of $1,636 million from long-term to short-term debt to reflect maturity dates; and

•                  $1,713 million in new debt issuances.

•                  A decrease in accounts payable of $1,144 million and a decrease of $722 million in compensation and benefits reflecting declines from typically higher year-end balances; and

•                  A decrease of $1,018 million in other accrued expenses and liabilities primarily due to:

•                  a decrease in derivative liabilities of $428 million driven by changes in foreign currency rates; and

•                  a decrease of $378 million in workforce reduction accruals reflecting cash payments made.

Management Discussion — (continued)

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	For the Six Months Ended June 30,
(Dollars in millions)	2009	2008
Net cash provided by/(used in) operations:
Operating activities	$9,127	$8,453
Investing activities	(1,897)	(6,909)
Financing activities	(8,326)	(7,083)
Effect of exchange rate changes on cash and cash equivalents	33	175
Net change in cash and cash equivalents	$(1,063)	$(5,365)

Net cash from operating activities increased $675 million as compared to the first half of 2008 driven by the following key factors:

•                  An increase in cash provided by accounts receivable of $1,343 million, driven by Global Financing receivables ($1,245 million) and non-Global Financing receivables ($98 million) due to lower first half 2009 revenue;

•                  A tax refund of approximately $360 million in the second quarter resulting from foreign tax losses utilized against a prior year tax liability;

•                  A U.S. Federal tax refund of $350 million received in the first quarter; partially offset by

•                  Higher payments for workforce rebalancing of $461 million; and

•                  Higher retirement-related funding for non-U.S. plans of $251 million.

Net cash used in investing activities decreased $5,012 million driven by:

•                  A decrease of $5,791 million in acquisitions primarily driven by the acquisition of Cognos in 2008;

•                  A decrease in cash used in net capital spending of $695 million driven by a decline in rental additions and lower investments in the Strategic Outsourcing and Microelectronics businesses; and

•                  An increase in cash from divestitures of $327 million as a result of the Geodis transaction in 2009; partially offset by

•                  The net impact of purchases and sales of marketable securities and other investments that resulted in a use of cash of $1,016 million in the current year in comparison to a source of cash in 2008 of $1,114 million.

Net cash used in financing activities increased $1,243 million as a result of:

•                  Increase of $2,622 million in net cash payments to settle debt;

•                  A decrease of $2,182 million in cash generated by other common stock transactions primarily due to lower stock option exercises; partially offset by

•                  Lower common stock repurchases of $3,728 million.

Management Discussion — (continued)

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Noncurrent assets	$59,220	$60,520
Long-term debt	20,868	22,689
Noncurrent liabilities (excluding debt)	30,883	30,815	*

* Reflects the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” See Note 2, “Accounting Changes,” on pages 7 to 9 for additional information.

The decrease in noncurrent assets of $1,301 million, including a currency benefit of $814 million, was driven by:

•                  A decrease of  $986 million in long-term financing receivables driven by maturities exceeding originations;

•                  A decrease of $508 million in noncurrent deferred taxes primarily due to the expected utilization of deferred taxes on the company’s current year tax return; and

•                  A decrease of $356 million in plant, rental machines and other property driven by depreciation outpacing capital spending;

•                  A decrease of $299 million in intangible assets driven by amortization; partially offset by

•                  An increase of $582 million in pension assets primarily driven by contributions; and

•                  An increase of $511 million in goodwill primarily driven by currency.

Long-term debt decreased $1,821 million primarily due to a reclass to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, were essentially flat as:

•                  A decrease in retirement and nonpension benefit obligations of $993 million primarily driven by contributions; was partially offset by

•                  An increase in other liabilities of $949 million primarily driven by noncurrent tax reserves of $760 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Total company debt	$29,373	$33,926
Total Global Financing segment debt	$22,801	$24,360
Debt to support external clients	19,547	20,892
Debt to support internal clients	3,254	3,468

Global Financing provides financing predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 61.

Management Discussion — (continued)

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

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 35.0 percent at June 30, 2009 compared to 48.7 percent at December 31, 2008. The reduction was primarily driven by the decrease in non-Global Financing debt of $2,994 million from December 31, 2008 balances.

Consolidated debt-to-capitalization ratio at June 30, 2009 was 65.5 percent versus 71.4 percent at December 31, 2008.

Equity

Stockholders’ equity increased $1,889 million primarily as a result of an increase in retained earnings of $3,975 million, a decrease in accumulated other comprehensive loss of $802 million and an increase of $645 million in common stock, partially offset by an increase in treasury stock of $3,508 million, driven by the company’s common stock repurchases in the first half of 2009.

Looking Forward

The company delivers value to its clients through the following three strategic priorities, which are described more fully in the 2008 IBM Annual Report on pages 20 and 21, under the section entitled “Strategy:”

•        Focus on High-Value Solutions and Open Technologies

•        Deliver Integration and Innovation to Clients

•        Become the Premier Globally Integrated Enterprise

The company has a significant global presence, operating in over 170 countries, with approximately 65 percent of its 2008 revenue and 63 percent of its first-half 2009 revenue generated outside the U.S. This global reach gives the company access to markets, with well-established organizations and management systems that understand the clients and their challenges and that can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

In growth markets, the company will continue to invest for revenue growth by capturing new infrastructure spending in these markets. While these economies have slowed, these markets still offer good growth opportunities relative to the rest of the world. The company has developed a strong value proposition for the established markets based on cost reduction, capital conservation and risk management.

Looking forward, the company’s “Smarter Planet” strategy is providing an important new opportunity to deliver value to clients. The company anticipates a significant opportunity in “smart infrastructure” projects as governments around the world implement economic stimulus programs focused on next generation smart grids, healthcare-related information technology and broadband. Projects of these types require technology integration and industry insight which should uniquely position the company to participate in these opportunities.

Two other key initiatives that the company is investing in are business analytics and cloud computing. Business analytics leverages the company’s capabilities to optimize its clients’ business performance by applying analytics to their business processes. Cloud computing is an emerging model for delivering and consuming IT-enabled services.  In mid-June, the company announced the IBM Smart Business cloud portfolio with solutions to help clients deploy their own clouds targeting specific workloads. Each of these three opportunities require enterprise software, deep industry process knowledge and solution integration capabilities — all key strengths of the company.

Management Discussion — (continued)

The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. The company invested over $6 billion in RD&E in 2008 and approximately $30 billion over the past five years.

In addition, the company’s financial position is strong. Through its efficient cash generation business model based on disciplined balance sheet management, in the first half of 2009, the company generated $9.1 billion in operating cash flow and had $12.5 billion in cash and marketable securities at June 30, 2009. This provides the company with the financial flexibility for investments in changing business environments. The company will also continue its transformation to high-value segments with continued focus on cost and expense management and improved efficiency. In 2008 and in the first half of 2009, those efforts translated to margin expansion and the company expects this to continue for the balance of the year.

In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 roadmap is comprised of two key components. First, the 2010 roadmap includes generating earnings per share in the range of $9 to $10 per share, or 10 to 14 percent growth from 2006 through a combination of operational elements including revenue growth, margin improvement, growth initiatives, acquisitions and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases. In addition to these operational elements, the company’s roadmap to the $10 to $11 per share range includes the projected benefit of retirement-related costs based on December 31, 2006 assumptions. Actual retirement-related costs will depend on several factors including financial market performance, the interest rate environment and actuarial assumptions. In March 2008 and May 2009, the company met with investors and analysts and discussed the progress the company is making on its 2010 roadmap.

In January 2009, the company disclosed that it was projecting earnings per share of at least $9.20 per diluted share for the full year 2009, primarily driven by margin improvement. In April 2009, the company reiterated its projection of at least $9.20 per diluted share for 2009. In July 2009, the company increased its projection for 2009 to at least $9.70 of diluted earnings per share. In addition, as the company continues to execute its strategy and maintains its focus on delivering profit and cash over the longer term, it believes that it is ahead of pace of attaining its 2010 roadmap.

The company’s performance in the first half of 2009 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals, however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

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

The continued investments in Software have led to this segment’s emergence as a strong source of revenue growth and the largest contributor to the company’s profit since 2007. The company expects Software pre-tax income to increase at a double-digit rate in 2009. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. Clients continue to rely on the extensive middleware portfolio to help them transform their business, streamline costs and seek new business opportunities. The key to continued Software growth stems from the ability to maintain and grow this industry-leading software business, and by continuing to capitalize on industry trends. Investments will be aligned to advance the company’s growth strategy through new client acquisition, with specific focus on key industries and local businesses. The company will also continue to focus on expanding its software capabilities through a combination of internal development and strategic acquisitions.

Within the Global Services business, combined profit improved in the first half driven by gross margin and pre-tax margin expansion. The company continues to see the results of the targeted actions it has taken to transform the services business model and continued to execute on cost and expense actions consistent with that transformation in the first half. The Global Services business enters the third quarter with strong executional momentum and a revenue backlog of $132 billion, an increase of $1 billion from the prior year, adjusted for currency. The company continues to evolve and adapt its offerings to meet the changing needs for its clients. A key example is the new Business Analytics and Optimization service line within GBS which will draw on the full scope of the company’s capabilities to solve client’s business problems. The company has redeployed and hired 4,000 resources to address this opportunity. The company expects to see benefit from its first-half

Management Discussion — (continued)

actions in margin improvement for the remainder of the year, and also expects the Global Services business to deliver double-digit pre-tax profit growth for the full year.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER, high-performance computing, virtualization, nanotechnology and energy efficiency. In this market, the value has shifted to the high end to address clients’ needs to consolidate and virtualize their environments. The company will focus on providing clients with a clear path to a fully dynamic infrastructure that not only reduces cost, but is both intelligent and secure. In the third quarter, the company will announce new offerings, “System z Solution Editions,” which will integrate a portfolio of enterprise software and security products that will attract new workloads to the platform. The company expects improved revenue performance in the third quarter and year-to-year pre-tax profit growth in the fourth quarter in Systems and Technology.

The company expects 2009 pre-tax retirement-related plan cost to be approximately $1.4 billion, essentially flat compared to 2008. This estimate reflects current pension plan assumptions. For the period ending June 30, 2009, the estimated return on assets for the IBM Personal Pension Plan (U.S. Plan) was (1) percent and for all worldwide defined benefit plans the return on assets was 0 percent. In July, the company announced proposed changes to the United Kingdom (U.K.) defined benefit plan. An employee consultation period is required by law and will end in October, 2009.  See the company’s 2008 Annual Report Note U, “Retirement-Related Benefits,” on pages 106 to 116 for additional information.

The company expects in the normal course of business that its effective tax rate in 2009 will be 26.7 percent. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax law, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2009, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2008. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2008 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 90 to 94.

In the first six months of 2009, the company’s revenue declined 12.4 percent as reported and 5.4 percent adjusted for currency. In the second quarter, revenue decreased 13.3 percent as reported and 6.8 percent adjusted for currency. This currency impact was driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, negatively impacted total diluted earnings per share growth by less than $0.01 in the second quarter and $0.08 for the first six months of 2009, respectively.

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

Liquidity and Capital Resources

In the company’s 2008 Annual Report, on pages 45 to 47, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 45 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2009, those amounts are $9.1 billion for net cash from operating activities, $12.5 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

Management Discussion — (continued)

The major rating agencies’ ratings on the company’s debt securities at June 30, 2009 appear in the table below and remain unchanged from December 31, 2008.  The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2009, the fair value of those instruments that were in a liability position was $1,725 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 46 of the 2008 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with SFAS No. 95, “Statement of Cash Flows,” on page 6 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 51, the following is the management view of cash flows for the first six months of 2009 and 2008 prepared in a manner consistent with the table and description on page 46 of the 2008 Annual Report:

(Dollars in millions) For the six months ended June 30:	2009	2008
Net cash from operating activities:	$9,127	$8,453
Less: Global Financing accounts receivable	3,014	1,769
Net cash from operating activities, excluding
Global Financing accounts receivable	6,113	6,683
Capital expenditures, net	(1,624)	(2,380)
Free cash flow (excluding Global Financing accounts receivable)	4,490	4,303
Acquisitions	(100)	(5,891)
Divestitures	356	29
Share repurchase	(3,436)	(7,164)
Dividends	(1,407)	(1,239)
Non-Global Financing debt	(2,181)	(1,325)
Other (includes Global Financing accounts receivable and Global Financing debt)	1,898	4,988
Change in cash, cash equivalents and short-term marketable securities	$(381)	$(6,299)

Free cash flow for the first six months of 2009 increased $187 million versus the first six months of 2008. The improvement year to year was primarily driven by lower capital expenditures. Also, in the first six months of 2009, $4,843 million was returned to shareholders through share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2008 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14, “Contingencies,” on pages 24 to 26 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $1,100 million in 2009.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Management Discussion — (continued)

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.  The mission of Global Financing is to facilitate clients’ acquisition of IBM hardware, software, and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
External revenue	$568	$634	$1,146	$1,266
Internal revenue	447	525	836	911
Total revenue	1,014	1,159	1,982	2,177
Total cost	382	491	749	939
Gross profit	$632	$668	$1,233	$1,238
Gross profit margin	62.3%	57.6%	62.2%	56.9%
Pre-tax income	$465	$428	$825	$816
After-tax income	$305	$280	$540	$531
Return on equity*	36.8%	29.9%	32.0%	29.2%

* See page 62 for the details of the After-tax income and the Return on equity calculation.

The decrease in revenue in the second quarter, as compared to the same period in 2008, was primarily due to:

•                  A decline in external revenue of 10.5 percent (4 percent adjusted for currency), due to a decrease in financing revenue (down 13.6 percent to $427 million), slightly offset by an increase in used equipment sales (up 0.6 percent to $141 million); and

•                  A decline in internal revenue of 14.9 percent driven by decreases in internal financing (down 24.8 percent to $137 million) and used equipment sales to the Systems and Technology segment (down 9.7 percent to $310 million).

The decrease in external and internal financing revenue was primarily due to lower average asset balances.

The decrease in revenue in the first six months of 2009, as compared to the same period in 2008, was primarily due to:

•                  A decline in external revenue of 9.5 percent (2 percent adjusted for currency) due to decreases in financing revenue (down 11.4 percent to $877 million) and used equipment sales (down 2.9 percent to $269 million); and

•                  A decline in internal revenue of 8.2 percent driven by a decrease in internal financing (down 22.7 percent to $298 million), offset by an increase in used equipment sales to the Systems and Technology segment (up 2.4 percent to $538 million).

The decrease in external and internal financing revenue was primarily due to lower average asset balances.

Global Financing gross profit decreased 5.4 percent in the second quarter of 2009 compared to the same period in 2008, with gross margin increasing 4.7 points. Gross profit decreased 0.4 percent in the first six months of 2009 compared to prior year, with gross margin increasing 5.3 points. The gross profit dollar decrease in both periods was due to lower revenue.  The margin improvement in both periods was due to an improvement in both financing and equipment sales margins.

Management Discussion — (continued)

Global Financing pre-tax income increased 8.6 percent in the second quarter of 2009 versus the same period in 2008.  The increase was primarily driven by a decrease in financing receivables provisions of $26 million and other selling, general and administrative expense of $45 million, partially offset by the decrease in gross profit of $36 million.  Pre-tax income increased 1.1 percent in the first six months of 2009 compared to the prior year, primarily driven by a decrease in other selling, general and administrative expense of $66 million, partially offset by higher financing receivables provisions of $50 million and the decrease in gross profit of $5 million.

The increase in return on equity from second quarter 2009 to the same period in 2008 and for the first six months of 2009 compared to the first six months of 2008 was primarily due to a lower average equity balance.

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Cash and cash equivalents	$1,237	$1,269
Net investment in sales-type and direct financing leases	9,508	10,203
Equipment under operating leases:
External clients (a)	1,896	2,139
Internal clients (b) (c)	1,443	1,709
Client loans	9,828	10,615
Total client financing assets	22,674	24,667
Commercial financing receivables	3,976	5,875
Intercompany financing receivables (b) (c)	2,696	2,957
Other receivables	361	396
Other assets	1,207	956
Total assets	$32,151	$36,119

Intercompany payables (b)	$3,229	$5,391
Debt (d)	22,801	24,360
Other liabilities	2,837	2,875
Total liabilities	28,867	32,626
Total equity	3,284	3,493
Total liabilities and equity	$32,151	$36,119

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

(d)    Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 61.

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

Management Discussion — (continued)

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

Approximately 98 percent of Global Financing’s external financing assets are in the segment’s core competency of technology equipment and solutions financing.  At June 30, 2009, approximately 59 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage lending institutions.

Originations

The following are total external and internal financing originations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Client financing:
External	$2,806	$3,798	$5,182	$6,731
Internal	200	219	398	489
Commercial financing	6,030	8,508	11,963	15,587
Total	$9,036	$12,525	$17,543	$22,807

Total new originations exceeded cash collections of both client and commercial financing assets in the second quarter of 2009, which resulted in a net increase in financing assets in this period. Cash collections of both client and commercial financing assets exceeded new financing originations in the first six months of 2009, which resulted in a net decline in financing assets from December 31, 2008. The decrease in originations in both periods in the table above was due to lower demand for IT equipment associated with the current economic environment.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for doubtful accounts.

	At June 30,	At December 31,
(Dollars in millions)	2009	2008
Gross financing receivables	$23,216	$26,599
Specific allowance for doubtful accounts	404	386
Unallocated allowance for doubtful accounts	128	144
Total allowance for doubtful accounts	532	530
Net financing receivables	$22,684	$26,069
Allowance for doubtful accounts coverage	2.3%	2.0%

Roll-Forward of Global Financing Receivables Allowance for Doubtful Accounts

		Additions/
		(Reductions)
(Dollars in millions)	Allowance	Bad Debt		June 30,
Dec. 31, 2008	Used*	Expense	Other**	2009
$530	$(87)	$83	$7	$532

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

Management Discussion — (continued)

The percentage of financing receivables reserved increased from 2.0 percent at December 31, 2008 to 2.3 percent at June 30, 2009 due to the decline in the gross financing receivables balance from December 31, 2008, and the increase in the specific allowance for doubtful accounts.  Specific reserves increased 4.7 percent from $386 million at December 31, 2008 to $404 million at June 30, 2009.  Unallocated reserves decreased $16 million from $144 million at December 31, 2008 to $128 million at June 30, 2009 due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $83 million for the six months ended June 30, 2009, compared to an increase of $33 million for the six months ended June 30, 2008. The increase in bad debt expense was attributed to the growth in specific reserves.

In the second quarter of 2009, compared to the second quarter of 2008, bad debt expense decreased $26 million.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients.  Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 44.4 percent and 40.7 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2009 and 41.7 percent and 36.9 percent in the second quarter and first six months, respectively, of 2008.  The increase in the second quarter and the first six months of 2009 was driven primarily by the decrease in financing revenue.  The gross margins on these sales were 53.7 percent and 50.1 percent in the second quarter of 2009 and 2008, respectively.  The gross margins were 52.0 percent and 47.8 percent for the first six months of 2009 and 2008, respectively.  The increase in both periods is driven primarily by higher margin internal sales.

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2008 and June 30, 2009. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2009 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $160 million and $280 million for the financing transactions originated during the quarters ended June 30, 2009 and June 30, 2008, respectively, and $266 million and $478 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $10 million and $18 million for the financing transactions originated during the quarters ended June 30, 2009 and June 30, 2008, respectively, and $16 million and $30 million for the financing transactions originated during the six months ended June 30, 2009 and June 30, 2008, respectively. The cost of guarantees was $1.3 million for the quarter ended June 30, 2009 and $2.3 million for the quarter ended June 30, 2008, and $2.1 million and $4 million for each of the six months ended June 30, 2009 and June 30, 2008, respectively.

Management Discussion — (continued)

Unguaranteed Residual Value

			Amortization of
			June 30, 2009 balance
	Dec. 31,	June 30,				2012 and
(Dollars in millions)	2008	2009	2009	2010	2011	Beyond
Sales-type and direct financing leases	$916	$881	$109	$220	$267	$286
Operating leases	378	373	91	132	101	49
Total unguaranteed residual value	$1,294	$1,254	$200	$352	$368	$335

Related original amount financed	$21,000	$20,412
Percentage	6.2%	6.1%

Debt

	At June 30,		At December 31,
	2009		2008
Debt-to-equity ratio	6.9	X	7.0	X

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

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures  Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 57 and in Segment Information on pages 70 and 71.

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

(Dollars in millions)	June 30, 2009		December 31, 2008
Global Financing Segment		$22,801		$24,360
Debt to support external clients	$19,547		$20,892
Debt to support internal clients	3,254		3,468

Non-Global Financing Segments		6,572		9,566
Debt supporting operations	9,826		13,034
Intercompany activity	(3,254)		(3,468)
Total company debt		$29,373		$33,926

Liquidity and Capital Resources

Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion — (continued)

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Numerator :
Global Financing after tax income*	$305	$280	$540	$531
Annualized after tax income (A)	$1,220	$1,120	$1,080	$1,064
Denominator :
Average Global Financing equity (B)**	$3,315	$3,739	$3,374	$3,642
Global Financing Return on Equity(A)/(B)	36.8%	29.9%	32.0%	29.2%

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

As discussed on page 60, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Management Discussion — (continued)

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 14, “Contingencies,” on pages 24 to 26 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2009.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

April 1, 2009 — April 30, 2009	345,000	$104.34	345,000	$6,643,177,220

May 1, 2009 — May 31, 2009	8,260,600	$103.59	8,260,600	$5,787,445,617

June 1, 2009 — June 30, 2009	6,092,300	$106.78	6,092,300	$5,136,938,245

Total	14,697,900	$104.93	14,697,900

*            On February 26, 2008, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program; the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. On April 28, 2009, the Board of Directors authorized an additional $3.0 billion in funds for use in such programs. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 4. Submission of Matters to a Vote of Security Holders

International Business Machines Corporation held its Annual Meeting of Stockholders on April 28, 2009. For more information on the following proposals, see the company’s proxy statement dated March 9, 2009, the relevant portions of which are incorporated herein by reference.

(1)                               The stockholders elected each of the twelve nominees to the Board of Directors for a one-year term by a majority of the votes cast:

DIRECTOR	FOR	AGAINST	ABSTAIN
A.J.P. Belda	1,003,221,208	60,606,055	8,603,151
C. Black	1,000,121,176	63,917,965	8,391,273
W. R. Brody	1,039,302,559	24,891,396	8,236,459
K. I. Chenault	1,036,880,097	27,197,385	8,352,932
M. L. Eskew	920,032,678	143,785,695	8,612,041
S. A. Jackson	989,433,072	74,278,762	8,718,580
T. Nishimuro	1,046,149,549	17,724,869	8,555,996
J. W. Owens	1,037,471,787	26,602,623	8,356,004
S. J. Palmisano	1,037,309,561	27,641,352	7,479,501
J. E. Spero	1,047,835,054	16,124,470	8,470,890
S. Taurel	1,040,116,922	23,795,538	8,517,954
L.H. Zambrano	1,036,798,094	26,972,316	8,660,004

(2)          The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for the company:

For	1,041,459,496
Against	26,126,195
Abstain	4,844,723
Total	1,072,430,414

(3)          The stockholders approved the Long-term Incentive Performance Terms for Certain Executives pursuant to Section 162(m) of the Internal Revenue Code:

For	981,533,958
Against	76,938,428
Abstain	13,958,028
Total	1,072,430,414

(4)          The stockholders voted on a stockholder proposal on Cumulative Voting:

For	298,540,401
Against	567,579,121
Abstain	11,915,391
Broker Non-Vote	194,395,501
Total	1,072,430,414

(5)          The stockholders voted on a stockholder proposal on Executive Compensation and Pension Income:

For	372,875,883
Against	491,544,882
Abstain	13,614,148
Broker Non-Vote	194,395,501
Total	1,072,430,414

Item 4. Submission of Matters to a Vote of Security Holders — (continued)

(6)          The stockholders voted on a stockholder proposal on Advisory Vote on Executive Compensation:

For	376,276,455
Against	474,603,817
Abstain	27,154,641
Broker Non-Vote	194,395,501
Total	1,072,430,414

Item 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective June 8, 2009, in connection with foregoing award agreements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2009 and 2008, (ii) the Consolidated Statement of Financial Position at June 30, 2009 and December 31, 2008, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 28, 2009
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller