Form 10-Q
period 2009-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2009-10-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

The registrant has 1,313,602,936 shares of common stock outstanding at September 30, 2009.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2009	2008		2009	2008
Revenue:
Services	$13,806	$14,773		$40,462	$44,550
Sales	9,216	9,892		26,363	30,156
Financing	544	636		1,702	1,918
Total revenue	23,566	25,302		68,528	76,623

Cost:
Services	9,233	10,230		27,441	31,287
Sales	3,404	3,789		9,527	11,687
Financing	301	324		919	924
Total cost	12,938	14,342		37,888	43,898

Gross profit	10,627	10,959		30,640	32,725

Expense and other income:
Selling, general and administrative	5,013	5,644		15,392	17,553
Research, development and engineering	1,446	1,579		4,360	4,809
Intellectual property and custom development income	(294)	(267)		(864)	(825)
Other (income) and expense	5	(51)		(326)	(201)
Interest expense	84	159		321	482
Total expense and other income	6,255	7,064		18,882	21,818

Income before income taxes	4,373	3,895		11,757	10,907
Provision for income taxes	1,159	1,071		3,145	2,999
Net income	$3,214	$2,824		$8,612	$7,907

Earnings per share of common stock:
Assuming dilution	$2.40	$2.04	*	$6.42	$5.65	*
Basic	$2.44	$2.08	*	$6.47	$5.75	*

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,338.2	1,384.1	*	1,341.6	1,399.2	*
Basic	1,319.9	1,359.5	*	1,330.1	1,376.7	*

Cash dividend per common share	$0.55	$0.50		$1.60	$1.40

* Reflects the adoption of the Financial Accounting Standards Board (FASB) guidance in determining whether instruments granted in share-based payment transactions are participating securities. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At September 30, 2009	At December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$9,532	$12,741
Marketable securities	1,980	166
Notes and accounts receivable — trade (net of allowances of $221 in 2009 and $226 in 2008)	9,426	10,906
Short-term financing receivables (net of allowances of $410 in 2009 and $351 in 2008)	12,944	15,477
Other accounts receivable (net of allowances of $16 in 2009 and $55 in 2008)	1,252	1,172
Inventories, at lower of average cost or market:
Finished goods	554	524
Work in process and raw materials	1,992	2,176
Total inventories	2,546	2,701
Deferred taxes	1,832	1,542
Prepaid expenses and other current assets	3,934	4,299
Total current assets	43,446	49,004

Plant, rental machines and other property	39,789	38,445
Less: Accumulated depreciation	25,600	24,140
Plant, rental machines and other property — net	14,189	14,305
Long-term financing receivables (net of allowances of $115 in 2009 and $179 in 2008)	10,229	11,183
Prepaid pension assets	2,711	1,601
Deferred taxes	6,341	7,270
Goodwill	19,272	18,226
Intangible assets — net	2,436	2,878
Investments and sundry assets	5,051	5,058
Total assets	$103,675	$109,524

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Dollars in millions)	At September 30, 2009	At December 31, 2008
	Liabilities:
	Current liabilities:
	Taxes	$2,213	$2,743
	Short-term debt	4,885	11,236
	Accounts payable	6,145	7,014
	Compensation and benefits	4,311	4,623
	Deferred income	9,703	10,239
	Other accrued expenses and liabilities	5,704	6,580
	Total current liabilities	32,960	42,435
	Long-term debt	20,583	22,689
	Retirement and nonpension postretirement benefit obligations	18,427	19,452
	Deferred income	3,348	3,171
	Other liabilities	9,863	8,192	*
	Total liabilities	85,182	95,939	*

	Stockholders’ equity:

	IBM stockholders’ equity:
	Common stock, par value $0.20 per share, and additional paid-in capital	40,482	39,129
	Shares authorized: 4,687,500,000
Shares issued:	2009 – 2,113,714,035
	2008 – 2,096,981,860
	Retained earnings	76,812	70,353
	Treasury stock - at cost	(78,411)	(74,171)
Shares:	2009 – 800,111,099
	2008 – 757,885,937
	Accumulated other comprehensive income/(loss)	(20,487)	(21,845)
	Total IBM stockholders’ equity	18,396	13,465	*
	Noncontrolling interests*	98	119	*
	Total stockholders’ equity	18,493	13,584	*
	Total liabilities and stockholders’ equity	$103,675	$109,524

* Reflects the adoption of the FASB guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Dollars in millions)	2009	2008
Cash flow from operating activities:
Net income	$8,612	$7,907
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	2,806	3,144
Amortization of intangibles	923	985
Stock-based compensation	416	501
Net gain on asset sales and other	(350)	(353)
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,917	7
Net cash provided by operating activities	14,325	12,191

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,121)	(2,951)
Investment in software	(476)	(555)
Acquisition of businesses, net of cash acquired	(125)	(6,017)
Divestiture of businesses, net of cash transferred	406	71
Non-operating finance receivables — net	490	203
Purchases of marketable securities and other investments	(4,491)	(4,260)
Proceeds from disposition of marketable securities and other investments	2,082	5,103
Net cash used in investing activities	(4,234)	(8,405)

Cash flow from financing activities:
Proceeds from new debt	2,414	8,251
Payments to settle debt	(10,760)	(7,597)
Short-term repayments less than 90 days — net	(151)	(1,523)
Common stock repurchases	(4,365)	(9,838)
Common stock transactions — other	1,502	3,658
Cash dividends paid	(2,133)	(1,916)
Net cash used in financing activities	(13,494)	(8,964)

Effect of exchange rate changes on cash and cash equivalents	193	(58)
Net change in cash and cash equivalents	(3,210)	(5,236)

Cash and cash equivalents at January 1	12,741	14,991
Cash and cash equivalents at September 30	$9,532	$9,755

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

The company evaluated subsequent events through October 27, 2009, the date the company’s Board of Directors reviewed the financial statements to be issued. The company issued the financial statements on the same day.

Within the financial tables in this Form 10-Q, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2. Accounting Changes:  In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment.  The amendments are effective for interim and annual periods ending after December 15, 2009. The company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Consolidated Financial Statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

Notes to Consolidated Financial Statements — (continued)

The company adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on January 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial results.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The company adopted these requirements in the quarter ended June 30, 2009. There was no impact on the consolidated financial results as this relates only to additional disclosures. The required disclosures are included in Note 4, “Fair Value of Financial Instruments,” on page 11.

On January 1, 2009, the company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date. See Note 11, “Acquisitions / Divestitures” on pages 25 and 26 for further information regarding 2009 business combinations.

Notes to Consolidated Financial Statements – (continued)

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. There was no impact upon adoption. See Note 11, “Acquisitions / Divestitures” on pages 25 and 26 for further information regarding 2009 business combinations.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions, the company adopted this new guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $119 million at December 31, 2008 were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of January 1, 2009.

Noncontrolling interest amounts of $1 million and $(3) million, net of tax, for the three months ended September 30, 2009 and September 30, 2008, respectively, and $4 million and $11 million, net of tax, for the nine months ended September 30, 2009 and September 30, 2008, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the company adopted these new requirements on January 1, 2009. The required disclosures are presented in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 19 on a prospective basis. These new requirements do not impact the consolidated financial results as they are disclosure-only in nature.

The FASB guidance on fair value measurements and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Consolidated Financial Statements.

In June 2008, the FASB issued guidance in determining whether instruments granted in share-based payment transactions are participating securities. The guidance became effective on January 1, 2009 via retrospective application. According to the new guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted Stock Units (RSUs) granted to employees prior to December 31, 2007 are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. RSUs granted after December 31, 2007 do not receive dividend equivalents and are not considered participating securities. The company retrospectively adopted this guidance on January 1, 2009. The impact of adoption decreased previously reported diluted EPS

Notes to Consolidated Financial Statements – (continued)

by $0.01 for the third-quarter 2008 and by $0.03 for the nine months ended September 30, 2008. Previously reported basic EPS decreased by $0.01 for the third-quarter 2008 and by $0.04 for the nine months ended September 30, 2008.

In November 2008, the FASB issued guidance on accounting for defensive intangible assets. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted this guidance on January 1, 2009, and there was no impact upon adoption.

In December 2008, the FASB issued guidance regarding employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined in the Codification) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by this guidance will be included in the company’s year ending 2009 Consolidated Financial Statements. There is no impact on the consolidated financial results as the guidance is disclosure-only in nature.

3. Fair Value:

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008.

(Dollars in millions)
At September 30, 2009	Level 1	Level 2	Level 3	Netting (1)	Total
Assets:
Cash and cash equivalents	$1,975	$5,087	$—	$—	$7,062
Marketable securities	—	1,980	—	—	1,980
Derivative assets (2)	—	890	—	(707)	183
Investments and sundry assets	290	17	—	—	307
Total Assets	$2,265	$7,974	$—	$(707)	$9,532

Liabilities:
Derivative liabilities (3)	$—	$2,165	$—	$(707)	$1,458
Total Liabilities	$—	$2,165	$—	$(707)	$1,458

(1)          Represents netting of derivative exposures covered by a qualifying master netting agreement.

(2)          The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2009 are $150 million and $739 million, respectively.

(3)          The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2009 are $1,162 million and $1,002 million, respectively.

Notes to Consolidated Financial Statements – (continued)

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

(1)          Represents netting of derivative exposures covered by a qualifying master netting agreement.

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

At September 30, 2009 and December 31, 2008, the company did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Consolidated Statement of Financial Position.

Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2008, the company recorded an other-than-temporary impairment of $81 million for an equity method investment. The resulting investment which was classified as Level 3 in the fair value hierarchy was valued using a discounted cash flow model. The valuation inputs included an estimate of future cash flows, expectations about possible variations in the amount and timing of cash flows and a discount rate based on the risk-adjusted cost of capital. Potential results were assigned probabilities that resulted in a weighted average or most-likely discounted cash flow fair value as of December 31, 2008. The fair value of the investment after impairment was $7 million at December 31, 2008. During the first nine months of 2009, the balance of this investment was further reduced by an additional impairment of $5 million and other adjustments primarily related to dividends. The balance of this investment was zero at September 30, 2009.

4. Fair Value of Financial Instruments: Cash and cash equivalents, debt and marketable equity securities and derivative financial instruments are recognized and measured at fair value in the company’s consolidated financial statements. Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction. The following methods and assumptions are used to estimate fair values:

Loans and Long-term Receivables

Estimates of fair value are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $20,583 million and $22,689 million and the estimated fair value is $22,338 million and $23,351 million at September 30, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements – (continued)

5. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2009	2008
Current:
Net investment in sales-type and direct financing leases	$4,181	$4,226
Commercial financing receivables	3,800	5,781
Client loan receivables	4,411	4,861
Installment payment receivables	552	608
Total	$12,944	$15,477
Noncurrent:
Net investment in sales-type and direct financing leases	$5,397	$5,938
Commercial financing receivables	60	94
Client loan receivables	4,367	4,718
Installment payment receivables	405	433
Total	$10,229	$11,183

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $868 million and $916 million at September 30, 2009 and December 31, 2008, respectively, and is reflected net of unearned income of $962 million and $1,049 million and of allowance for doubtful accounts of $179 million and $217 million at those dates, respectively.

Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables relate to loans that are provided by Global Financing primarily to the company’s clients to finance the purchase of the company’s software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from two to seven years. Each financing contract is priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $260 million and $373 million at September 30, 2009 and December 31, 2008, respectively.

The company did not have any financing receivables held for sale as of September 30, 2009 and December 31, 2008.

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

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the

Notes to Consolidated Financial Statements – (continued)

arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default. The company is also a party to collateral security arrangements with certain counterparties.  These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2009 was $906 million for which the company has posted collateral of $217 million. Full overnight collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2009 was $890 million. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $707 million of liabilities included in master netting arrangements with those counterparties.  The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At September 30, 2009, the company recorded $269 million in cash collateral related to all applicable derivative instruments in prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The company may employ derivative instruments to hedge the volatility in stockholders’ equity resulting from changes in currency exchange rates of significant foreign subsidiaries of the company with respect to the U.S. dollar. These instruments, designated as net investment hedges, expose the company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity which is not offset by the translation of the underlying hedged equity. The company monitors the cash loss potential on an ongoing basis and may discontinue some of these hedging relationships by de-designating the derivative instrument to manage this liquidity risk. Although not designated as accounting hedges, the company may utilize derivatives to offset the changes in fair value of the de-designated instruments from the date of de-designation until maturity. The company expended $111 million and $414 million related to maturities of derivative instruments that existed in qualifying net investment hedge relationships in the three months and nine months ending September 30, 2009, respectively. At September 30, 2009, the company had net assets of $66 million, representing the fair value of derivative instruments in qualifying net investment hedge relationships. The weighted-average remaining maturity of these instruments at September 30, 2009 was approximately two years. In addition, at September 30, 2009, the company had net liabilities of $439 million representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to September 30, 2009; of this amount $173 million is expected to mature over the next twelve months. The notional amount of these instruments at September 30, 2009 was $3,736 million including original and offsetting transactions.

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and cross-currency swaps, depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2009, the total notional amount of the company’s interest rate swaps was $7,917 million.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2009.

Notes to Consolidated Financial Statements – (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A significant portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2009, the total notional amount of derivative instruments designated as net investment hedges was $1,000 million.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At September 30, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $20,405 million with a weighted-average remaining maturity of 1.3 years.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At September 30, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $300 million.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $10,740 million.

Equity Risk Management

The company is exposed to equity price changes principally related to certain obligations to employees. These equity exposures are primarily related to market price movements in certain broad equity market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes equity derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad equity market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2009, the total notional amount of derivative instruments in economic hedges of equity risk was $753 million.

Notes to Consolidated Financial Statements – (continued)

Other Risks

The company holds warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The amount of shares to be purchased under these agreements was immaterial at September 30, 2009. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company does not have any derivative instruments relating to this program outstanding at September 30, 2009.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of and for the three months and nine months ended September 30, 2009:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments

As of September  30, 2009

	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value

Derivative Instruments Designated as Hedging Instruments

Interest Rate Contracts	Prepaid expenses and other current assets	$41	Other accrued expenses and liabilities	$—
	Investments and sundry assets	624	Other liabilities	—

Foreign Exchange Contracts	Prepaid expenses and other current assets	40	Other accrued expenses and liabilities	950
	Investments and sundry assets	87	Other liabilities	737

Total Derivative Instruments Designated as Hedging Instruments		$792		$1,687

Derivative Instruments Not Designated as Hedging Instruments (1)

Foreign Exchange Contracts	Prepaid expenses and other current assets	$57	Other accrued expenses and liabilities	$212
	Investments and sundry assets	30	Other liabilities	266

Equity Contracts	Prepaid expenses and other current assets	11	Other accrued expenses and liabilities	—
	Investments and sundry assets	—	Other liabilities	—

Total Derivative Instruments Not Designated as Hedging Instruments		$98		$478

Total Derivative Instruments		$890		$2,165

Total Debt Designated as Hedging Instruments			Short-term debt	$1,478
			Long-term debt	2,687

Total		$890		$6,330

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the three months ended September 30, 2009

(Dollars in millions)

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (2)	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged (3)

Interest Rate Contracts	Cost of financing	$92	Cost of financing	$(41)
	Interest expense	63	Interest expense	(36)
Total		$155		$(77)

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) to Income (Effective Portion)	Location of Gain (Loss) on Derivative (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (4)

Interest Rate Contracts	$—	Interest expense	$(2)	Other (income) and expense	$—
		Other (income) and expense	(15)
		Cost of sales	5
Foreign Exchange Contracts	(943)	Selling, general and administrative expense	6	Other (income) and expense	0

Total	$(943)		$(6)		$0

Derivative Instruments and Debt in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (5)

Foreign Exchange Contracts	$(224)	Other (income) and expense	$—	Interest expense	$(1)

Derivative Instruments Not Designated as Hedging Instruments (1)	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Foreign Exchange Contracts	Other (income) and expense	$172
Equity Contracts	Selling, general and administrative expense	91

Total		$263

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the nine months ended September 30, 2009

(Dollars in millions)

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (2)	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged (3)

Interest Rate Contracts	Cost of financing	$(92)	Cost of financing	$209
	Interest expense	(54)	Interest expense	123
Total		$(146)		$332

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss)on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (4)

Interest Rate Contracts	$(0)	Interest expense	$(12)	Other (income) and expense	$—
		Other (income) and expense	189
		Cost of sales	107
Foreign Exchange Contracts	(1,073)	Selling, general and administrative expense	74	Other (income) and expense	3

Total	$(1,073)		$358		$3

Derivative Instruments and Debt in 133 Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income/(Loss) on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income (Effective Portion)	Location of Gain (Loss) on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffectiveness) and Amounts Excluded from Effectiveness Testing (5)

Foreign Exchange Contracts	$(268)	Other (income) and expense	$—	Interest expense	$1

Derivative Instruments Not Designated as Hedging Instruments (1)	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Foreign Exchange Contracts	Other (income) and expense	$(69)
Equity Contracts	Selling, general and administrative expense	138
Total		$69

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

Notes to Consolidated Financial Statements — (continued)

At September 30, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $1,335 million (before taxes), in accumulated other comprehensive income/(loss). Of this amount, $718 million of losses are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At September 30, 2009, net losses of approximately $19 million (before taxes), were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Of this amount, $9 million of losses are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the nine months ending September 30, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

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

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Cost	$22	$29	$69	$88
Selling, general and administrative	114	116	313	368
Research, development and engineering	11	15	34	44
Pre-tax stock-based compensation cost	147	160	416	501
Income tax benefits	(52)	(58)	(147)	(168)
Total stock-based compensation cost	$95	$103	$270	$333

The reduction in pre-tax stock-based compensation cost for the three months ended September 30, 2009, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($39 million), partially offset by an increase related to restricted and performance-based stock units ($26 million).  The reduction in pre-tax stock-based compensation cost for the nine months ended September 30, 2009, as compared to the corresponding period in the prior year, was principally the result of a reduction in the level of stock option grants ($128 million), partially offset by an increase related to restricted and performance-based stock units ($44 million).

As of September 30, 2009, the total unrecognized compensation cost of $1,139 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at September 30, 2009 and 2008.

8. Segments:  The following tables reflect the results of the company’s reportable segments consistent with the management system used by the company’s chief operating decision maker. These results are not necessarily a depiction that is in conformity with GAAP. For example, employee retirement plan costs are developed using actuarial assumptions on a country-by-country basis and allocated to the segments based on headcount.  Different results could occur if actuarial assumptions that are unique to the segments were used. Performance measurement is based on income before income taxes (pre-tax income). These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the Three Months Ended September 30, 2009:

External revenue	$9,434	$4,338	$5,114	$3,917	$536	$23,339
Internal revenue	355	214	656	260	419	1,904
Total revenue	$9,789	$4,552	$5,770	$4,177	$955	$25,243
Pre-tax income	$1,471	$659	$1,850	$225	$408	$4,614
Revenue year-to-year change	(4.5)%	(11.8)%	(2.3)%	(10.2)%	(12.4)%	(6.7)%
Pre-tax income year-to-year change	23.8%	(8.9)%	21.2%	(20.6)%	16.8%	13.3%
Pre-tax income margin	15.0%	14.5%	32.1%	5.4%	42.7%	18.3%

For the Three Months Ended September 30, 2008:

External revenue	$9,864	$4,900	$5,249	$4,431	$633	$25,077
Internal revenue	384	259	655	223	456	1,978
Total revenue	$10,248	$5,160	$5,904	$4,654	$1,090	$27,055
Pre-tax income	$1,189	$724	$1,527	$283	$349	$4,072

Pre-tax income margin	11.6%	14.0%	25.9%	6.1%	32.0%	15.1%

Reconciliations to IBM as Reported:

	Three Months Ended		Three Months Ended
(Dollars in millions)	September 30, 2009		September 30, 2008
Revenue:
Total reportable segments	$25,243		$27,055
Eliminations/other	(1,677)		(1,753)
Total IBM Consolidated	$23,566		$25,302

Pre-tax income:
Total reportable segments	$4,614		$4,072
Eliminations/other	(241	)*	(177	)*
Total IBM Consolidated	$4,373		$3,895

*

Includes the gain from the divestiture of the company’s printing business, the interest expense associated with the debt to support the company’s accelerated share repurchase and the 2008 gain from the sale of Lenovo stock.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the Nine Months Ended September 30, 2009:

External revenue	$27,296	$13,074	$14,820	$11,000	$1,682	$67,872
Internal revenue	1,039	670	1,883	679	1,255	5,527
Total revenue	$28,336	$13,743	$16,703	$11,680	$2,937	$73,399
Pre-tax income	$3,980	$1,789	$5,037	$586	$1,233	$12,625
Revenue year-to-year change	(8.0)%	(12.4)%	(5.7)%	(19.4)%	(10.1)%	(10.5)%
Pre-tax income year-to-year change	25.5%	(7.8)%	17.5%	(29.2)%	5.8%	10.8%
Pre-tax income margin	14.0%	13.0%	30.2%	5.0%	42.0%	17.2%

For the Nine Months Ended September 30, 2008:

External revenue	$29,640	$14,918	$15,670	$13,862	$1,900	$75,990
Internal revenue	1,162	776	2,041	633	1,367	5,980
Total revenue	$30,803	$15,694	$17,711	$14,495	$3,267	$81,970
Pre-tax income	$3,171	$1,940	$4,286	$829	$1,165	$11,391

Pre-tax income margin	10.3%	12.4%	24.2%	5.7%	35.7%	13.9%

Reconciliations to IBM as Reported:

	Nine Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2009		September 30, 2008
Revenue:
Total reportable segments	$73,399		$81,970
Eliminations/other	(4,871)		(5,347)
Total IBM Consolidated	$68,528		$76,623

Pre-tax income:
Total reportable segments	$12,625		$11,391
Eliminations/other	(868	)*	(484	)*
Total IBM Consolidated	$11,757		$10,907

*

Includes the 2009 provision for losses related to a joint venture investment, the gain from the divestiture of the company’s printing business, the interest expense associated with the debt to support the company’s accelerated share repurchase and the 2008 gain from the sale of Lenovo stock.

Notes to Consolidated Financial Statements — (continued)

9.  Stockholders’ Equity:

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests*	Total Stockholders’ Equity
Stockholders’ equity, January 1, 2009	$39,129	$70,353	$(74,171)	$(21,845)	$13,465	$119	$13,584
Net income		8,612			8,612		8,612
Other comprehensive income, net of tax (total)				1,358	1,358		1,358
Cash dividends declared – common stock		(2,133)			(2,133)		(2,133)
Stock transactions related to employee plans – net	1,353	(20)	166		1,499		1,499
Other treasury shares purchased – not retired			(4,406)		(4,406)		(4,406)
Changes in noncontrolling interests						(22)	(22)
Stockholders’ equity - September 30, 2009	$40,482	$76,812	$(78,411)	$(20,487)	$18,396	$98	$18,493

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests*	Total Stockholders’ Equity
Stockholders’ equity, January 1, 2008	$35,188	$60,640	$(63,945)	$(3,414)	$28,470	$145	$28,615
Net income		7,907			7,907		7,907
Other comprehensive income, net of tax (total)				(970)	(970)		(970)
Cash dividends declared – common stock		(1,916)			(1,916)		(1,916)
Stock transactions related to employee plans – net	3,632	(33)	387		3,986		3,986
Other treasury shares purchased – not retired	54		(10,013)		(9,959)		(9,959)
Changes in noncontrolling interests						$(45)	$(45)
Stockholders’ equity – September 30, 2008	$38,874	$66,600	$(73,571)	$(4,384)	$27,519	$100	$27,619

*	Reflects the adoption of the FASB guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of Stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Net income	$3,214	$2,824	$8,612	$7,907
Other comprehensive income/(loss) — net of tax:
Foreign currency translation adjustments	912	(2,000)	1,678	(1,543)
Prior service costs, net gains/(losses) and transition assets/(obligations)	212	128	563	404
Net unrealized (losses)/gains on marketable securities (1)	34	(102)	70	(278)
Net unrealized gains/(losses) on cash flow hedge derivatives	(602)	596	(953)	447
Total other comprehensive income/(loss)	556	(1,378)	1,358	(970)
Net income plus other comprehensive income/(loss)	$3,770	$1,446	$9,970	$6,938

(1)

Mark-to-market adjustments of Lenovo stock accounted for a gain of $18 million and $46 million in the third quarter and the first nine months of 2009, respectively. Sales of Lenovo stock and mark-to-market adjustments of Lenovo stock accounted for a loss of $98 million and $267 million in the third quarter and the first nine months of 2008, respectively.

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

For the three months ended September 30: (Dollars in millions)	2009	2008	Yr. to Yr. Percent Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$248	$288	(13.9)%
Nonpension postretirement plans cost	88	93	(5.4)
Total	$336	$381	(11.8)%

For the nine months ended September 30: (Dollars in millions)	2009	2008	Yr. to Yr. Percent Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$809	$939	(13.8)%
Nonpension postretirement plans cost	261	278	(6.1)
Total	$1,070	$1,217	(12.1)%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

For the three months ended September 30:	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2009	2008*	2009	2008*
Service cost	$—	$—	$152	$166
Interest cost	671	689	490	519
Expected return on plan assets	(1,002)	(994)	(652)	(689)
Amortization of prior service cost/(credits)	2	(2)	(32)	(32)
Recognized actuarial losses	103	73	159	154
Plan amendments/curtailments/settlements	—	—	(3)	—
Multiemployer plan/other costs	—	—	17	15
Total net periodic pension (income)/cost of defined benefit plans	(226)	(234)	131	132
Cost of defined contribution plans	221	254	122	136
Total pension plan (income)/cost recognized in the Consolidated Statement of Earnings	$(5)	$20	$253	$268

*Reclassified to conform with 2009 presentation.

For the nine months ended September 30:	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2009	2008*	2009	2008*
Service cost	$—	$—	$435	$502
Interest cost	2,012	2,067	1,396	1,584
Expected return on plan assets	(3,007)	(2,983)	(1,865)	(2,107)
Amortization of prior service cost/(credits)	7	(5)	(93)	(98)
Recognized actuarial losses	308	218	462	469
Plan amendments/curtailments/settlements	—	—	5	—
Multiemployer plan/other costs	—	—	41	46
Total net periodic pension (income)/cost of defined benefit plans	(679)	(703)	382	395
Cost of defined contribution plans	756	828	351	420
Total pension plan cost recognized in the Consolidated Statement of Earnings	$76	$125	$733	$814

*Reclassified to conform with 2009 presentation.

In 2009, the company expects to contribute to its non-U.S. defined benefit plans approximately $1.3 billion, which is the legally mandated minimum contribution for its non-U.S. plans. Total contributions to the non-U.S. plans in the first nine months of 2009 were $981 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

For the three months ended September 30:	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2009	2008*	2009	2008*
Service cost	$10	$14	$2	$3
Interest cost	72	78	13	14
Expected return on plan assets	—	(2)	(2)	(3)
Amortization of prior service credits	(10)	(16)	(2)	(2)
Recognized actuarial losses	—	2	3	4
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$73	$77	$15	$16

*Reclassified to conform with 2009 presentation.

Notes to Consolidated Financial Statements — (continued)

For the nine months ended September 30:	U.S. Plans		Non-U.S. Plans
(Dollars in millions)	2009	2008*	2009	2008*
Service cost	$31	$41	$7	$9
Interest cost	217	234	37	42
Expected return on plan assets	—	(6)	(6)	(8)
Amortization of prior service credits	(29)	(46)	(5)	(6)
Recognized actuarial losses	—	7	8	11
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$219	$230	$42	$48

*Reclassified to conform with 2009 presentation.

The company received a $14.8 million subsidy in the third quarter and $34.3 million for the first nine months of 2009 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see pages 115 and 116 in the company’s 2008 Annual Report.

11. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2009, the company completed three acquisitions at an aggregate cost of $60 million.

The Software segment completed acquisitions of three privately held companies: in the second quarter, Outblaze Limited and Exeros, Inc.; and in the third quarter, Ounce Labs, Inc. Purchase price consideration was paid all in cash. These acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2009:

(Dollars in millions)	Amortization Life (yrs.)	Total Acquisitions
Current assets		$2
Fixed assets/noncurrent		0
Intangible assets:
Goodwill	N/A	54
Completed technology	5	7
Client relationships	5	1
IPR&D	N/A	—
Other	5	1
Total assets acquired		64
Current liabilities		(3)
Noncurrent liabilities		—
Total liabilities assumed		(3)
Total purchase price		$60

The acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 5.0 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $54 million has been assigned to the Software segment. Substantially all of the goodwill is not deductible for tax purposes.

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

In 2007, the company divested 51 percent of its printing business (InfoPrint) to Ricoh. The company also stated that it would divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At September 30, 2009, the company’s ownership in InfoPrint was 12.1 percent. See the company’s 2008 Annual Report on page 83 for additional information.

12. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,798	$(854)	$944
Client-related	1,525	(830)	694
Completed technology	1,106	(419)	686
Patents/trademarks	182	(94)	88
Other(a)	115	(92)	23
Total	$4,725	$(2,289)	$2,436

	At December 31, 2008
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,861	$(839)	$1,022
Client-related	1,532	(663)	869
Completed technology	1,167	(327)	840
Patents/trademarks	188	(76)	112
Other(a)	154	(121)	35
Total	$4,901	$(2,023)	$2,878

(a)	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

The net carrying amount of intangible assets decreased $443 million during the first nine months of 2009, primarily due to the amortization of acquired intangibles. The aggregate intangible amortization expense was $313 million and $931 million for the third quarter and first nine months of 2009, respectively, versus $331 million and $985 million for the third quarter and first nine months ended September 30, 2008, respectively. In addition, in the first nine months of 2009, the company retired $668 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2009:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2009 (for Q4)	$178	$112	$291
2010	508	395	902
2011	215	346	561
2012	43	278	322
2013	—	201	201

Notes to Consolidated Financial Statements — (continued)

The changes in the goodwill balances by reportable segment, for the quarter ended September 30, 2009, are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	12/31/2008	Additions	Adjustments	Divestitures	Adjustments	9/30/2009
Global Business Services	$3,870	$—	$—	$—	$179	$4,049
Global Technology Services	2,616	—	—	—	155	2,772
Software	10,966	54	36	—	629	11,685
Systems and Technology	772	—	(6)	—	1	767
Total	$18,226	$54	$29	$—	$963	$19,272

Purchase price adjustments are related to acquisitions that were completed on or prior to December 31, 2008 and are still subject to the measurement period that ends at the earlier of twelve months or when information becomes available. There were no goodwill impairment losses recorded during the nine months ending September 30, 2009.

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

	Liability			Liability
	as of			as of
(Dollars in millions)	12/31/2008	Payments	Other Adj.*	9/30/2009
Current:
Workforce	$95	$(73)	$11	$34
Space	23	(14)	10	20
Other	7	—	—	7
Total Current	$125	$(87)	$22	$60
Noncurrent:
Workforce	$453	$—	$34	$487
Space	23	—	(8)	16
Total Noncurrent	$476	$—	$26	$503

*	The other adjustments column in the table above principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

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

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by The SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s Unix IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. In October 2005, the company withdrew its patent counterclaims in an effort to simplify

Notes to Consolidated Financial Statements — (continued)

and focus the issues in the case and to expedite their resolution. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On August 10, 2007, the court in another suit, The SCO Group, Inc. v. Novell, Inc., issued a decision and order determining, among other things, that Novell is the owner of UNIX and UnixWare copyrights, and obligating SCO to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. At the request of the court in SCO v. IBM, on August 31, 2007, each of the parties filed a status report with the court concerning the effect of the August 10th Novell ruling on the SCO v. IBM case, including the pending motions. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. In the SCO v. Novell case, on November 25, 2008, SCO filed its notice of appeal to the U.S. Court of Appeals for the Tenth Circuit, which included an appeal of the August 10, 2007 ruling; on August 24, 2009, the U.S. Court of Appeals reversed the August 10, 2007 ruling and remanded the SCO v. Novell case for trial.  Novell’s motion for rehearing en banc is pending.  On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Chapter 11 Trustee of SCO.

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain intellectual property rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM.  This decision is subject to appeal by T3. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Commission competition law based on the facts alleged in the above-referenced U.S. litigation.  IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM.  The DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM.

The company and certain of its subsidiaries were defendants in an action filed on August 17, 2007 in the United States District Court for the Eastern District of Texas by JuxtaComm Technologies, Inc., which alleged that certain IBM products infringe a patent relating to the transformation and exchange of data between different computer systems. JuxtaComm sought damages.  In October 2009, the parties settled the matter and the action was dismissed.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters include claims for taxes on the importation of computer software. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil, and in late July 2009, the company received written confirmation regarding this decision.  The total potential amount related to the remaining matters for all applicable years is approximately $600 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2009, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

15. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $4,322 million and $4,403 million at September 30, 2009 and December 31, 2008, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,758 million and $3,342 million at September 30, 2009 and December 31, 2008, respectively.

The company has applied the guidance requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

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

Notes to Consolidated Financial Statements — (continued)

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $86 million and $50 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Standard Warranty Liability

Changes in the company’s warranty liability balance are presented in the following table:

(Dollars in millions)	2009	2008
Balance at January 1	$358	$412
Current period accruals	245	294
Accrual adjustments to reflect actual experience	(0)	37
Charges incurred	(309)	(373)
Balance at September 30	$293	$370

Extended Warranty Liability

(Dollars in millions)	2009	2008
Aggregate deferred revenue at January 1	$589	$409
Revenue deferred for new extended warranty contracts	204	230
Amortization of deferred revenue	(181)	(87)
Other (a)	20	(15)
Aggregate deferred revenue at September 30	$633	$536

Current	$298	$249
Non current	334	287
Aggregate deferred revenue at September 30	$633	$536

(a) Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On October 27, 2009, the company announced that the Board of Directors approved a quarterly dividend of $0.55 per common share. The dividend is payable December 10, 2009 to stockholders of record on November 10, 2009. In addition, on October 27, 2009, the company announced that the Board of Directors authorized $5 billion in additional funds for use in the company’s common stock repurchase program.

On October 26, 2009, the company announced that it had signed an agreement with Dassault Systems (DS) under which DS would acquire the company’s activities associated with sales and support of DS’s product lifecycle management (PLM) software solutions, including customer contracts and related assets. This transaction is subject to customary closing conditions and is not expected to close until the first half of 2010. The company expects to record a gain when this transaction is completed.

On October 5, 2009, the company announced that it had signed an agreement with Bank of America Corporation to acquire the core operating assets of Wilshire Credit Corporation, including the Wilshire mortgage servicing platform. This acquisition continues the company’s strategic focus on the mortgage services industry and strengthens its commitment to deliver mortgage business process outsourcing solutions. The agreement is subject to customary closing conditions and is not expected to close until the first quarter of 2010.

On October 2, 2009, the company completed the acquisition of SPSS, Inc., a publicly-held company, for cash consideration of approximately $1.2 billion. This acquisition strengthens the company’s business analytics and optimization strategy by providing predictive analytic capabilities that can help customers predict future events and proactively act upon that insight. SPSS will be integrated into the company’s Information Management software portfolio.

On October 1, 2009, the company completed the divestiture of its UniData and UniVerse software products and related tools to Rocket Software, a privately-held global software development firm.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Snapshot

				Yr. to Yr.
				Percent/
(Dollars in millions except per share amounts)				Margin
Three months ended September 30:	2009	2008		Change
Revenue	$23,566	$25,302		(6.9	)%*
Gross profit margin	45.1%	43.3%		1.8	pts.
Total expense and other income	$6,255	$7,064		(11.5)%
Total expense and other income to revenue ratio	26.5%	27.9%		(1.4	)pts.
Provision for income taxes	$1,159	$1,071		8.2%
Net income	$3,214	$2,824		13.8%
Net income margin	13.6%	11.2%		2.5	pts.
Earnings per share:
Assuming dilution	$2.40	$2.04	**	17.6%
Basic	$2.44	$2.08	**	17.3%
Weighted average shares outstanding:
Assuming dilution	1,338.2	1,384.1	**	(3.3)%
Basic	1,319.9	1,359.5	**	(2.9)%

*	(5.0) percent adjusted for currency
**

Reflects the adoption of FASB guidance in determining whether instruments granted in share-based payment transactions are participating securities. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that the financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company’s business performance.

In the third quarter, in a challenging global economic environment, the company continued to deliver value to its clients, and strong financial results to its investors — with profit growth driven by continued margin expansion, market share gains in software and hardware driving improved revenue performance and a continuing strong cash position.

Since the beginning of the decade, the company has been moving out of commoditizing businesses while investing in higher value areas — which drives a more profitable mix. In addition, a focus on the global integration of the company improves productivity and efficiency. The transformational changes to the business have reduced the company’s fixed cost base and improved the operational balance point. The strong profit and cash base funds the investments to expand the company’s base of opportunity in the future and return capital to shareholders. Key areas of investment include Smarter Planet solutions, business analytics and new compute models such as cloud computing. The strategic transformation of the business has allowed the company to deliver strong performance in this environment and to position the business for the future — with a better business profile and a more competitive cost structure.

In the quarter, the company delivered $2.40 in diluted earnings per share, an increase of 17.6 percent year to year. Total revenue decreased 6.9 percent as reported, 5.0 percent adjusted for currency. Revenue increased sequentially versus the second quarter and the revenue growth rate improved 1.8 points, adjusted for currency, compared to the prior quarter. Pre-tax income of $4,373 million increased 12.3 percent, with pre-tax margin increasing 3.2 points due to improvements in gross margin and expense. Net income margin improved 2.5 points versus the third quarter of 2008, benefiting from an improved tax rate. The company’s ongoing common share repurchases drove a lower share balance contributing to the improvement in diluted earnings per share.

Third quarter revenue growth was impacted by currency and the economic environment, but the company’s ability to deliver value to customers, its significant base of recurring revenues and its ability to increase share in a competitive market, resulted in improved revenue performance compared to the second quarter. Software was led by share gains in WebSphere, Information Management, Tivoli and Rational which drove revenue growth for key branded middleware, which increased 5 percent, adjusted for currency. Share gains in hardware drove an improvement in the Systems and Technology revenue growth rate, which was 11 points better than the prior quarter, adjusted for currency.

On a segment basis, Global Technology Services revenue declined 4.4 percent (2 percent adjusted for currency), Global Business Services 11.5 percent (11 percent adjusted for currency) reflecting the challenges in the more economically-sensitive consulting business, Software 2.6 percent (essentially flat adjusted for currency), Systems and Technology 11.6 percent (11 percent adjusted for currency) and Global Financing 15.4 percent (13 percent adjusted for currency).

Geographic revenue decreased 6.9 percent (5 percent adjusted for currency) in the third quarter. Revenue growth, adjusted for currency, improved versus the second quarter in every geography: Americas + 2.5 points, EMEA + 0.5 points, and Asia Pacific + 0.2 points. Revenue from the major market countries decreased 7.0 percent (6 percent adjusted for currency), however, performance improved 2 points, adjusted for currency, compared to the second quarter. Revenue from the company’s growth markets decreased 6.2 percent as reported, and decreased 1 percent adjusted for currency. Overall, the growth markets delivered 19 percent of total geographic revenue in the quarter, with growth, adjusted for currency, 5 points higher than the major markets.

The gross profit margin of 45.1 percent increased 1.8 points year to year driven by improved margins in Global Services and Software and an improved revenue mix driven by Software. Overall, Global Technology Services drove 1.0 points, Global Business Services 0.4 points and Software 0.6 points of the improvement in the consolidated gross margin, offsetting lower margins in Systems and Technology and Global Financing.

Total expense and other income decreased 11.5 percent (7 percent adjusted for currency) for the third quarter of 2009 versus the third quarter of 2008. Overall, the decrease was driven by approximately 8 points due to the company’s focus on expense management and 5 points due to the effects of currency, offset by 1 point due to acquisitions.

The company’s effective tax rate for the third quarter of 2009 was 26.5 percent versus 27.5 percent in the third quarter of 2008.

The company generated $5,197 million in cash flow provided by operating activities, an increase of $1,459 million, compared to the third quarter of 2008, primarily driven by increased net income ($390 million) and changes in operating assets and liabilities ($934 million). Net cash used in investing activities of $2,337 million was $841 million higher than third quarter of 2008, primarily due to increased investments in marketable securities and other investments in 2009 ($1,102 million), partially offset by decreases in acquisitions ($101 million) and net capital spending ($135 million). Net cash used in financing activities of $5,167 million was $3,286 million higher, compared to the third quarter of 2008, primarily due to an increase in net payments associated with debt ($5,007 million), partially offset by lower payments to repurchase common stock ($1,744 million).

Third-quarter 2009 Global Services signings were $11,809 million, a decrease of 6.8 percent year to year (7 percent adjusted for currency). The company signed 13 deals larger than $100 million in the third quarter of 2009. The estimated Global Services backlog, as reported, was $134 billion at September 30, 2009, up $3 billion versus the June 30, 2009 balance (down $2 billion adjusted for currency) and up $5 billion (up $1 billion adjusted for currency) versus the September 30, 2008 balance.

				Yr. to Yr.
				Percent/
(Dollars in millions except per share amounts)				Margin
Nine months ended September 30:	2009	2008		Change
Revenue	$68,528	$76,623		(10.6	)%*
Gross profit margin	44.7%	42.7%		2.0	pts.
Total expense and other income	$18,882	$21,818		(13.5)%
Total expense and other income to revenue ratio	27.6%	28.5%		(0.9)	pts.
Provision for income taxes	$3,145	$2,999		4.9%
Net income	$8,612	$7,907		8.9%
Net income margin	12.6%	10.3%		2.2	pts.
Earnings per share:
Assuming dilution	$6.42	$5.65	**	13.6%
Basic	$6.47	$5.75	**	12.5%
Weighted average shares outstanding:
Assuming dilution	1,341.6	1,399.2	**	(4.1)%
Basic	1,330.1	1,376.7	**	(3.4)%

	9/30/09	12/31/08
Assets	$103,675	$109,524		(5.3)%
Liabilities	$85,182	$95,939	+	(11.2)%
Equity	$18,493	$13,584	+	36.1%

*	(5.3) percent adjusted for currency
**

Reflects the adoption of the FASB guidance in determining whether instruments granted in share-based payment transactions are participating securities. See Note 2, “Accounting “Changes,” on pages 7 to 10 for additional information.

+	Reflects the adoption of the FASB guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

For the first nine months of 2009, total revenue decreased 10.6 percent as reported, 5.3 percent adjusted for currency, versus the prior year. Pre-tax income from continuing operations was $11,757 million, a 7.8 percent increase compared to the first nine months of 2008. Diluted earnings per share from continuing operations was $6.42, reflecting a 13.6 percent improvement year to year. The key drivers of performance in the third quarter — the company’s ongoing transformation, shift to higher value areas and margin expansion — were the primary contributors to the strong profit improvement in the first nine months of 2009.

Revenue growth for the first nine months of 2009 was impacted by currency and the continuing weak economic environment. Global Services revenue was supported by the annuity base. The Software business continued to perform well, led by the key branded middleware products and the significant base of recurring revenues. Systems and Technology performance reflects the challenges that transaction-based businesses are facing in this environment.

On a segment basis, Global Technology Services revenue declined 7.9 percent (2 percent adjusted for currency), Global Business Services 12.4 percent (8 percent adjusted for currency), Software 5.4 percent (essentially flat adjusted for currency), Systems and Technology 20.6 percent (17 percent adjusted for currency) and Global Financing 11.5 percent (6 percent adjusted for currency).

Geographic revenue for the first nine months of 2009 decreased 10.3 percent (5 percent adjusted for currency) versus the same period of 2008. Revenue from the company’s growth markets decreased 9.7 percent (increased 1 percent adjusted for currency) and revenue from the major markets decreased 10.4 percent (6 percent adjusted for currency).

For the first nine months of 2009, the gross profit margin of 44.7 percent increased 2.0 points versus the prior year driven by improved margins in Global Services and Software and an improved revenue mix driven by Software. Overall, Global Technology Services drove 1.0 points, Global Business Services drove 0.3 points and Software 0.7 points of improvement in the consolidated gross margin, offsetting margin declines in Systems and Technology and Global Financing.

Total expense and other income decreased 13.5 percent (6 percent adjusted for currency) for the first nine months of 2009 versus the first nine months of 2008. Overall, the decrease was driven by approximately 8 points due to the effects of currency and 7 points due to the company’s focus on expense management, partially offset by increased acquisition-related spending which accounted for approximately 1 point.

The effective tax rate for the first nine months of 2009 was 26.8 percent versus 27.5 percent for the comparable period in 2008.

Total assets decreased $5,848 million (decreased $9,665 million adjusted for currency) from December 31, 2008, primarily due to lower total receivables ($4,886 million), cash and cash equivalents ($3,210 million), total deferred taxes ($638 million) and intangible assets ($443 million), partially offset by increased marketable securities ($1,814 million), prepaid pension assets ($1,111 million) and goodwill ($1,046 million). The company had $11,512 million in cash and marketable securities at September 30, 2009.

Total liabilities decreased $10,757 million (decreased $12,827 million adjusted for currency) from December 31, 2008, primarily due to lower total debt ($8,457 million), retirement and nonpension postretirement benefit obligations ($1,025 million) and accounts payable ($869 million).

Stockholders’ equity of $18,493 million increased $4,909 million from December 31, 2008, primarily due to higher retained earnings ($6,459 million), equity translation adjustments ($1,678 million) and common stock ($1,353 million), partially offset by increased treasury stock ($4,240 million).

In the first nine months of 2009, the company generated $14,325 million in cash flow provided by operating activities, an increase of $2,134 million, compared to the first nine months of 2008, primarily driven by increased net income ($705 million) and changes in operating assets and liabilities ($1,911 million). Net cash used in investing activities of $4,234 million was $4,171 million lower than the first nine months of 2008, primarily due to the Cognos and Telelogic acquisitions in 2008 and the sale of the core logistics operations to Geodis in 2009. Net cash used in financing activities of $13,494 million was $4,530 million higher, primarily due to an increase in net payments associated with debt ($7,629 million) and lower receipts of cash from other common stock transactions ($2,156 million), partially offset by lower payments to repurchase common stock ($5,472 million) in the first nine months of 2009 versus the first nine months of 2008.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price.

(Dollars in millions) For the three months ended September 30:	2009	2008	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$9,434	$9,864	(4.4)%		(2.1)%
Gross margin	35.5%	32.7%	2.8	pts.
Global Business Services	4,338	4,900	(11.5)%		(10.6)%
Gross margin	28.7%	27.4%	1.3	pts.
Software	5,114	5,249	(2.6)%		(0.0)%
Gross margin	85.7%	84.7%	0.9	pts.
Systems and Technology	3,917	4,431	(11.6)%		(10.6)%
Gross margin	35.6%	36.2%	(0.6	)pts.
Global Financing	536	633	(15.4)%		(13.5)%
Gross margin	44.4%	49.1%	(4.7	)pts.
Other	227	224	1.1%		3.7%
Gross margin	8.5%	15.7%	(7.3	)pts.
Total revenue	$23,566	$25,302	(6.9)%		(5.0)%
Gross profit	$10,627	$10,959	(3.0)%
Gross margin	45.1%	43.3%	1.8	pts.

(Dollars in millions) For the nine months ended September 30:	2009	2008	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusting for Currency
Revenue:
Global Technology Services	$27,296	$29,640	(7.9)%		(1.7)%
Gross margin	34.7%	31.9%	2.9	pts.
Global Business Services	13,074	14,918	(12.4)%		(7.7)%
Gross margin	27.5%	26.1%	1.4	pts.
Software	14,820	15,670	(5.4)%		0.4%
Gross margin	85.3%	84.4%	0.9	pts.
Systems and Technology	11,000	13,862	(20.6)%		(17.3)%
Gross margin	35.7%	37.3%	(1.7	)pts.
Global Financing	1,682	1,900	(11.5)%		(5.8)%
Gross margin	45.8%	51.8%	(5.9	)pts.
Other	656	633	3.5%		11.0%
Gross margin	35.7%	0.6%	35.1	pts.
Total revenue	$68,528	$76,623	(10.6)%		(5.3)%
Gross profit	$30,640	$32,725	(6.4)%
Gross margin	44.7%	42.7%	2.0	pts.

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Global Technology Services	40.4%	39.3%	40.2%	39.0%
Global Business Services	18.6	19.5	19.3	19.6
Total Global Services	59.0	58.9	59.5	58.6
Software	21.9	20.9	21.8	20.6
Systems and Technology	16.8	17.7	16.2	18.2
Global Financing	2.3	2.5	2.5	2.5
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Global Technology Services	31.9%	29.2%	31.5%	27.8%
Global Business Services	14.3	17.8	14.2	17.0
Total Global Services	46.2	47.0	45.7	44.9
Software	40.1	37.5	39.9	37.6
Systems and Technology	4.9	7.0	4.6	7.3
Global Financing	8.8	8.6	9.8	10.2
Total	100.0%	100.0%	100.0%	100.0%

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) had combined revenue of $13,772 million, a decrease of 6.7 percent (5 percent adjusted for currency) in the third quarter and $40,370 million, a decrease of 9.4 percent (4 percent adjusted for currency) in the first nine months of 2009, respectively, when compared to the same periods of 2008. Services revenue performance was supported by its annuity revenue base, but also reflected the challenges in the more economically sensitive consulting business. In the third quarter, total Global Services signings of $11,809 million decreased 6.8 percent (7 percent adjusted for currency) year over year. The company signed 13 deals larger than $100 million in the third quarter. In addition, the company signed three deals in the first two days of October with a total value of approximately $1 billion. Signings in the outsourcing businesses were $6,671 million, an increase of 1.4 percent (1 percent adjusted for currency). Consulting and Systems Integration and Integrated Technology Services signings were $5,138 million, a decrease of 15.7 percent (15 percent adjusted for currency). The estimated Global Services backlog at actual currency rates was $134 billion at September 30, 2009, an increase of $3 billion (decrease of $2 billion adjusted for currency) from the June 30, 2009 level and $5 billion ($1 billion adjusted for currency) year to year. The Global Services segments drove a combined pre-tax profit of $2,131 million in the third quarter and $5,770 million in the first nine months of 2009, an improvement of 11.4 percent and 12.9 percent, respectively, versus the same periods of 2008. Pre-tax margins expanded 2.4 points to 14.9 percent in the third quarter and 2.7 points to 13.7 percent in the first nine months. The Services business is improving margin by focusing on a competitive cost structure while delivering value and quality to customers.

				Yr. to Yr. Percent Change
(Dollars in millions)			Yr. to Yr. Percent	Adjusting for
For the three months ended September 30:	2009	2008	Change	Currency
Global Services external revenue:	$13,772	$14,764	(6.7)%	(4.9)%
Global Technology Services	$9,434	$9,864	(4.4)%	(2.1)%
Strategic Outsourcing	4,896	5,084	(3.7)	(1.7)
Integrated Technology Services	2,204	2,329	(5.3)	(3.5)
Maintenance	1,765	1,815	(2.7)	0.2
Business Transformation Outsourcing	569	636	(10.6)	(6.7)
Global Business Services	$4,338	$4,900	(11.5)%	(10.6)%

				Yr. to Yr. Percent Change
(Dollars in millions)			Yr. to Yr. Percent	Adjusting for
For the nine months ended September 30:	2009	2008	Change	Currency
Global Services external revenue:	$40,370	$44,559	(9.4)%	(3.7)%
Global Technology Services	$27,296	$29,640	(7.9)%	(1.7)%
Strategic Outsourcing	14,162	15,278	(7.3)	(1.1)
Integrated Technology Services	6,376	6,894	(7.5)	(1.6)
Maintenance	5,115	5,515	(7.3)	(1.2)
Business Transformation Outsourcing	1,644	1,956	(16.0)	(8.4)
Global Business Services	$13,074	$14,918	(12.4)%	(7.7)%

Global Technology Services revenue decreased 4.4 percent (2 percent adjusted for currency) and 7.9 percent (2 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the third quarter and first nine months periods of 2008. Total third-quarter signings in GTS decreased 10.6 percent (10 percent adjusted for currency) with outsourcing signings down 9.9 percent (9 percent adjusted for currency) and Integrated Technology Services signings down 12.2 percent (12 percent adjusted for currency).

Strategic Outsourcing (SO) revenue decreased 3.7 percent (2 percent adjusted for currency) in the third quarter and 7.3 percent (1 percent adjusted for currency) in the first nine months of 2009, respectively, versus the same periods in 2008. Revenue continues to be impacted by reduced volumes in the existing client base. SO signings in the third quarter of 2009 decreased 11.0 percent (10 percent adjusted for currency). Signings for the first nine months increased 8.0 percent (17 percent adjusted for currency) year over year and will add to the revenue base over a longer period of time.

Integrated Technology Services (ITS) revenue decreased 5.3 percent (4 percent adjusted for currency) in the third quarter and 7.5 percent (2 percent adjusted for currency) in the first nine months of 2009 when compared to the same periods in 2008. The ITS business continues to shift its product portfolio to higher value, higher margin offerings. Revenue performance largely reflects several quarters of signings declines in the OEM offerings which support capital intensive product rollouts. The shift to higher margin standardized offerings, and away from OEM content, leads to an improved gross margin performance. ITS signings in the third quarter decreased 12.2 percent (12 percent adjusted for currency) year to year.

Business Transformation Outsourcing (BTO) revenue decreased 10.6 percent (7 percent adjusted for currency) in the third quarter and 16.0 percent (8 percent adjusted for currency) for the first nine months of 2009 and reflects declines in client business volumes driven by a slower economic environment, and an increased focus on driving profitability in BTO. BTO signings increased 0.9 percent (6 percent adjusted for currency) in the third quarter.

Maintenance revenue decreased 2.7 percent (flat adjusted for currency) and 7.3 percent (1 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the prior year periods. When excluding the Ricoh InfoPrint services, which were provided through the first five months of 2008 prior to the transition to Ricoh, maintenance revenue for the first nine months of 2009 increased 2 percent, adjusted for currency.

Global Business Services revenue decreased 11.5 percent (11 percent adjusted for currency) and 12.4 percent (8 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the prior year periods. Economic conditions continue to impact GBS revenue and signings performance.  Total signings in GBS decreased 1.2 percent (2 percent adjusted for currency) in the third quarter. Consulting and Systems Integration signings decreased 18.1 percent (18 percent adjusted for currency), although North America signings increased 20 percent. Application Outsourcing signings increased 42.3 percent (39 percent adjusted for currency) with strong growth in both the major and growth markets. Application Outsourcing can provide clients with compelling cost savings by reducing application maintenance costs and legacy application costs.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2009	2008	Change
Global Technology Services:
External gross profit	$3,349	$3,222	3.9%
External gross profit margin	35.5%	32.7%	2.8	pts.
Pre-tax income	$1,471	$1,189	23.8%
Pre-tax margin	15.0%	11.6%	3.4	pts.
Global Business Services:
External gross profit	$1,245	$1,342	(7.2)%
External gross profit margin	28.7%	27.4%	1.3	pts.
Pre-tax income	$659	$724	(8.9)%
Pre-tax margin	14.5%	14.0%	0.5	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2009	2008	Change
Global Technology Services:
External gross profit	$9,484	$9,443	0.4%
External gross profit margin	34.7%	31.9%	2.9	pts.
Pre-tax income	$3,980	$3,171	25.5%
Pre-tax margin	14.0%	10.3%	3.8	pts.
Global Business Services:
External gross profit	$3,590	$3,888	(7.7)%
External gross profit margin	27.5%	26.1%	1.4	pts.
Pre-tax income	$1,789	$1,940	(7.8)%
Pre-tax margin	13.0%	12.4%	0.7	pts.

GTS delivered strong gross profit contribution across all lines of business. Gross profit margins improved 2.8 points and 2.9 points in the third quarter and nine month periods, respectively. Segment pre-tax profit increased 23.8 percent to $1,471 million in the third quarter and margin improved 3.4 points to 15.0 percent over third-quarter 2008. Segment pre-tax profit in the first nine months increased 25.5 percent to $3,980 million, with a pre-tax margin of 14.0 percent, an improvement of 3.8 points year to year. This was the ninth consecutive quarter of double-digit pre-tax profit growth in GTS. This sustained margin performance continues to be driven by the structural changes made in service delivery and a shift to higher value offerings in Integrated Technology Services. Global delivery, tools and automation, Lean process techniques, hardware and software optimization and subcontractor efficiency all contributed to productivity improvements.

GBS gross profit margins improved 1.3 points and 1.4 points in the third quarter and first nine months of 2009, respectively. GBS delivered better than balanced pre-tax profit, though down 8.9 percent to $659 million in the third quarter and down 7.8 percent to $1,789 million in the first nine months of 2009. As a result, pre-tax margins improved 0.5 points to 14.5 percent and 0.7 points to 13.0 percent in the third quarter and first nine months, respectively. In a tough environment the GBS business continues to be supported by a very dynamic delivery model. The global delivery infrastructure and framework includes expanding global delivery capabilities, scalable subcontractor management and improved resource deployment models. These capabilities have enabled GBS to drive improved cost and expense management, lower subcontractor spending, and improved utilization in the delivery centers and the overall business.

Global Services Signings

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended September 30:	2009	2008	Percent Change	Adjusting for Currency
Global Technology Services Signings:
Outsourcing (SO & BTO)	$4,636	$5,147	(9.9)%	(8.9)%
ITS	2,111	2,403	(12.2)	(11.6)
Total	$6,747	$7,551	(10.6)%	(9.7)%
Global Business Services Signings:
Application Outsourcing	$2,035	$1,430	42.3%	38.7%
C&SI	3,027	3,694	(18.1)	(17.7)
Total	$5,062	$5,124	(1.2)%	(2.0)%

				Yr. to Yr.
			Yr. to Yr.	Percent Change
(Dollars in millions) For the nine months ended September 30:	2009	2008	Percent Change	Adjusting for Currency
Global Technology Services Signings:
Outsourcing (SO & BTO)	$16,899	$16,226	4.2%	12.9%
ITS	6,454	7,423	(13.1)	(7.6)
Total	$23,353	$23,648	(1.2)%	6.5%
Global Business Services Signings:
Application Outsourcing	$4,729	$4,226	11.9%	13.1%
C&SI	10,249	12,101	(15.3)	(9.7)
Total	$14,978	$16,327	(8.3)%	(3.8)%

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

Software

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended September 30:	2009	2008*	Percent Change	Adjusting for Currency
Software external revenue:	$5,114	$5,249	(2.6)%	(0.0)%
Middleware:	$4,086	$4,065	0.5%	3.2%
Key Branded Middleware:	2,927	2,856	2.5	5.1
WebSphere Family			14.3	17.4
Information Management			(0.0)	2.8
Lotus			(9.5)	(8.0)
Tivoli			5.3	7.6
Rational			2.4	4.9
Other middleware	1,160	1,209	(4.1)	(1.4)
Operating systems	521	594	(12.3)	(8.0)
Product Lifecycle Management	173	221	(21.8)	(21.0)
Other	334	369	(9.4)	(7.1)

* Reclassified to conform with 2009 presentation.

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions) For the nine months ended September 30:	2009	2008*	Percent Change	Adjusting for Currency
Software external revenue:	$14,820	$15,670	(5.4)%	0.4%
Middleware:	$11,766	$12,127	(3.0)%	3.1%
Key Branded Middleware:	8,399	8,506	(1.3)	5.0
WebSphere Family			9.3	16.0
Information Management			(3.7)	2.4
Lotus			(11.9)	(6.5)
Tivoli			0.8	7.2
Rational			2.5	8.8
Other middleware	3,367	3,621	(7.0)	(1.2)
Operating systems	1,542	1,715	(10.1)	(4.1)
Product Lifecycle Management	535	736	(27.3)	(23.5)
Other	976	1,092	(10.6)	(5.5)

* Reclassified to conform with 2009 presentation.

Software revenue decreased 2.6 percent (flat adjusted for currency) and 5.4 percent (flat adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the same periods in 2008. The Software business has continued to perform well in a difficult economic environment, driven by strong demand for the Key Branded Middleware products. In the third quarter, WebSphere, Information Management, Tivoli and Rational all increased market share.

Key Branded Middleware revenue increased 2.5 percent (5 percent adjusted for currency) in the third quarter of 2009 and decreased 1.3 percent (increased 5 percent adjusted for currency) in the first nine months of 2009, when compared to the same periods in 2008. Key Branded Middleware is the fastest growing portion of the software portfolio and accounted for 57 percent of total Software revenue in the third quarter, up 3 points from third-quarter 2008. As middleware becomes a larger percentage of total software revenue, this improves the overall software revenue growth rate. The company’s broad portfolio of products has a strong value proposition in this environment. Products which deliver a fast return-on-investment, like WebSphere Portal and Tivoli Storage, grew a combined 8 percent in the third quarter, adjusted for currency. Transformational offerings, including Cognos and Information Integration, had double-digit revenue growth in the third quarter, adjusted for currency.

WebSphere Family revenue increased 14.3 percent (17 percent adjusted for currency) and 9.3 percent (16 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the same periods in 2008. Application Servers, which provide customers with a secure and resilient infrastructure for mission-critical business applications, grew 14 percent in the third quarter and 6 percent in the first nine months, adjusted for currency. Business Integration software, which includes the ILOG acquisition, grew over 30 percent, adjusted for currency, in both the third quarter and nine month periods. These two solutions are key components of the WebSphere offering.

Information Management revenue was flat (increased 3 percent adjusted for currency) in the third quarter and decreased 3.7 percent (increased 2 percent adjusted for currency) in the first nine months of 2009, respectively, versus the third quarter and first nine months of 2008. Cognos and InfoSphere software, two key components of the business analytics offerings, which enable continuous and extremely fast analysis of massive volumes of data, both had double-digit revenue growth in the quarter, adjusted for currency.

Lotus revenue decreased 9.5 percent (8 percent adjusted for currency) and 11.9 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the same periods in 2008. Lotus continued to be impacted by a softening in demand driven by customer consolidations and downsizing.

Tivoli revenue increased 5.3 percent and 0.8 percent (8 percent and 7 percent adjusted for currency) year over year in the third quarter and first nine months of 2009, respectively, driven by growth in the systems and storage product areas. Enterprise asset management software grew over 25 percent in the quarter and is a key component of the Smarter Planet offerings.

Rational revenue increased 2.4 percent (5 percent adjusted for currency) in the third quarter and 2.5 percent (9 percent adjusted for currency) in the first nine months of 2009, respectively, versus the comparable prior year periods. Rational’s integrated software tools improve the speed, quality and efficiency for customers with software development projects. Telelogic revenue contributed to the growth in the first nine months of 2009 and extended the brand’s reach into the systems development market opportunity.

Revenue from Other middleware decreased 4.1 percent and 7.0 percent (1 percent and 1 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively.

Operating systems product revenue decreased 12.3 percent (8 percent adjusted for currency) and 10.1 percent (4 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, reflecting declining hardware sales in all system brands.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2009	2008	Change
Software:
External gross profit	$4,381	$4,447	(1.5)%
External gross profit margin	85.7%	84.7%	0.9	pts.
Pre-tax income	$1,850	$1,527	21.2%
Pre-tax margin	32.1%	25.9%	6.2	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2009	2008	Change
Software:
External gross profit	$12,639	$13,230	(4.5)%
External gross profit margin	85.3%	84.4%	0.9	pts.
Pre-tax income	$5,037	$4,286	17.5%
Pre-tax margin	30.2%	24.2%	6.0	pts.

Software gross profit decreased 1.5 percent to $4,381 million for the third quarter and 4.5 percent to $12,639 million for the first nine months of 2009, driven primarily by declining revenue. Gross profit margins expanded 0.9 points in both the third quarter and first nine months, respectively, versus the prior year periods. Software delivered pre-tax profit growth of 21.2 percent in the third quarter of 2009 and 17.5 percent in the first nine months of 2009, compared to the same periods of 2008. The pre-tax profit margin expanded 6.2 points to 32.1 percent and 6.0 points to 30.2 percent in the third quarter and first nine months of 2009, respectively. The breadth of the software portfolio, the strong recurring revenue stream and expense productivity combined to deliver strong profit performance.

Systems and Technology

				Yr. to Yr.
(Dollars in millions) For the three months ended September 30:	2009	2008	Yr. to Yr. Percent Change	Percent Change Adjusting for Currency
Systems and Technology external revenue:	$3,917	$4,431	(11.6)%	(10.6)%
System z			(25.5)%	(25.1)%
Converged System p			(10.2)	(8.8)
System x			0.6	2.3
System Storage			(13.3)	(12.6)
Retail Store Solutions			(15.3)	(13.7)
Total Systems			(12.6)	(11.5)
Microelectronics OEM			(1.0)	(1.1)

(Dollars in millions) For the nine months ended September 30:	2009	2008	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusting for Currency
Systems and Technology external revenue:	$11,000	$13,862	(20.6)%	(17.3)%
System z			(29.5)%	(25.8)%
Converged System p			(9.1)	(4.9)
System x			(17.2)	(13.5)
System Storage			(17.7)	(13.9)
Retail Store Solutions			(32.5)	(28.4)
Total Systems			(20.5)	(16.7)
Microelectronics OEM			(20.1)	(20.2)

Systems and Technology revenue decreased 11.6 percent (11 percent adjusted for currency) and declined 20.6 percent (17 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the same periods in 2008 reflecting the challenges that transactional-based businesses are facing in the current environment. Third-quarter revenue improved sequentially from the second-quarter results, and the year-to-year revenue decline improved by 14 points, as reported, and 11 points, adjusted for currency.

System z revenue decreased 25.5 percent and 29.5 percent (25 percent and 26 percent adjusted for currency) in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008, respectively. MIPS (millions of instructions per second) shipments decreased 20 percent and 11 percent in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008, respectively. MIPS increased 9 percent in the third quarter on a two year compounded growth rate. System z revenue performance is consistent with what the company would expect at this point in the product cycle. In the third quarter, the company introduced a set of new System z workloads called System z Solution Editions, which expanded the platform’s value proposition to both new and existing clients.

Converged System p revenue decreased 10.2 percent and 9.1 percent (9 percent and 5 percent adjusted for currency) in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008, respectively.  Low-end server revenue declined 43 percent and 48 percent, in the third quarter and first nine months of 2009 versus the comparable periods in 2008, respectively.  Midrange server revenue decreased 4 percent and 5 percent in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008, respectively. High-end server revenue decreased 10 percent and 3 percent, for the same periods. Although revenue has declined, the company has continued to gain market share in the midrange and high end of the product line by helping clients increase efficiency in their data centers by leveraging consolidation and virtualization results. Overall, the company gained 5 points of market share in the brand in the third quarter, the sixth consecutive quarter of share gains. In addition, in the third quarter, the company increased revenue generated by UNIX competitive displacements to over $150 million, and to more than $400 million for the first nine months of 2009.

System x revenue increased 0.6 percent and declined 17.2 percent (increased 2 percent and declined 14 percent adjusted for currency) in the third quarter and first nine months of 2009, respectively, versus the third quarter and first nine months of 2008. System x server revenue increased 1 percent and declined 16 percent in the third quarter and first nine months of 2009 versus the comparable periods of 2008, respectively. High-end server revenue increased 6 percent in the third quarter and decreased 16 percent for the first nine months of 2009 versus the same periods in 2008, respectively. Blades revenue increased 23 percent and decreased 4 percent in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008, respectively. System x share improved 2 points in the third quarter, the third consecutive quarter of share gains. The company’s improved sales model and enhanced product set were the key contributors to the third quarter performance.

System Storage revenue decreased 13.3 percent and 17.7 percent (13 percent and 14 percent adjusted for currency) in the third quarter and first nine months of 2009 versus the comparable periods in 2008. Total disk revenue decreased 10 percent and 15 percent in the third quarter of 2009 and the first nine months of 2009 versus the third quarter and first nine months of 2008, respectively. These decreases were driven by declines in midrange disk revenue of 3 percent and 27 percent for the third quarter and first nine months of 2009 and decreased Enterprise Disk revenue of 21 percent and 14 percent for the same periods, respectively, versus the third quarter and first nine months of 2008. The company’s storage acquisitions, XIV and Diligent, had strong performance. XIV added over 65 new customers in the third quarter and over 275 new clients since the acquisition.  Tape revenue declined 21 percent and 23 percent in the third quarter of 2009 and the first nine months of 2009 versus the comparable periods of 2008, respectively.

Microelectronics OEM revenue decreased 1.0 percent and 20.1 percent (1 percent and 20 percent adjusted for currency), respectively, for the third quarter and first nine months of 2009 versus the comparable periods of 2008, respectively, a significant improvement over recent performance. The primary mission of this business is to provide leadership technology for the systems business. The company’s 45 nanometer technology is in production and on track to drive the launch of its upcoming POWER7 systems in the first half of 2010. The 45 nanometer technology yields are strong and currently running approximately five months ahead of the 65 nanometer ramp.

Retail Stores Solutions revenue decreased 15.3 percent and 32.5 percent (14 percent and 28 percent adjusted for currency) in the third quarter and first nine months of 2009 versus the same periods in 2008, respectively, reflecting continued weakness in the retail sector.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2009	2008	Change
Systems and Technology:
External gross profit	$1,395	$1,602	(13.0)%
External gross profit margin	35.6%	36.2%	(0.6	)pts.
Pre-tax income	$225	$283	(20.6)%
Pre-tax margin	5.4%	6.1%	(0.7	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2009	2008	Change
System and Technology:
External gross profit	$3,922	$5,177	(24.2)%
External gross profit margin	35.7%	37.3%	(1.7	)pts.
Pre-tax income	$586	$829	(29.2)%
Pre-tax margin	5.0%	5.7%	(0.7	)pts.

The decreases in external gross profit for the third quarter and first nine months of 2009 versus the same periods of 2008 were primarily driven by lower revenue.

Overall, gross margin in the third quarter decreased 0.6 points versus the prior year. Margin improvements in System x, System z and System Storage were offset by the impacts of product mix. The gross margin for the first nine months decreased 1.7 points compared to the first nine months of 2008. Margin improvements in System x, System z and converged System p were offset by impacts of product mix and margin declines in Microelectronics OEM and System Storage.

Systems and Technology’s pre-tax income decreased 20.6 percent in the third quarter, and 29.2 percent for the first nine months when compared to the prior year. Pre-tax margin decreased 0.7 points in both the third quarter and first nine months,  versus the prior year periods.

Global Financing

See pages 60 to 65 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended September 30:	2009	2008	Yr. to Yr. Percent Change	Change Adjusting for Currency
Total Revenue	$23,566	$25,302	(6.9)%	(5.0)%
Geographies:	$22,932	$24,628	(6.9)%	(5.0)%
Americas	9,933	10,503	(5.4)	(4.3)
Europe/Middle East/Africa	7,833	8,933	(12.3)	(6.3)
Asia Pacific	5,166	5,192	(0.5)	(4.3)

Major markets			(7.0)%	(5.9)%
Growth markets			(6.2)%	(1.1)%
BRIC countries			(1.0)%	4.4%

				Yr. to Yr.
				Percent
(Dollars in millions) For the nine months ended September 30:	2009	2008	Yr. to Yr. Percent Change	Change Adjusting for Currency
Total Revenue	$68,528	$76,623	(10.6)%	(5.3)%
Geographies:	$66,895	$74,547	(10.3)%	(4.8)%
Americas	29,078	31,353	(7.3)	(4.8)
Europe/Middle East/Africa	22,889	27,552	(16.9)	(5.3)
Asia Pacific	14,928	15,642	(4.6)	(4.1)

Major markets			(10.4)%	(6.1)%
Growth markets			(9.7)%	0.9%
BRIC countries			(5.9)%	3.4%

Total geographic revenue decreased 6.9 percent (5 percent adjusted for currency) in the third quarter of 2009. Adjusted for currency, revenue growth improved versus the second quarter in every geography. Revenue from the growth markets decreased 6.2 percent (1 percent adjusted for currency) while revenue from the major market countries decreased 7.0 percent (6 percent adjusted for currency).

Americas revenue decreased 5.4 percent (4 percent adjusted for currency) in the third quarter; within the major market countries, the U.S. declined 5.0 percent, which was a 3 point sequential improvement from second quarter, while Canada declined 8.3 percent (4 percent adjusted for currency). In the growth markets, Latin America decreased 9.6 percent (3 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 12.3 percent (6 percent adjusted for currency) in the third quarter when compared to the third quarter of 2008. Revenue decreased in the major market countries with year-to-year declines in Germany 10.6 percent (6 percent adjusted for currency), the U.K. 13.2 percent (flat adjusted for currency), France 13.0 percent (9 percent adjusted for currency), Italy 11.6 percent (7 percent adjusted for currency) and Spain 9.9 percent (5 percent adjusted for currency).

Asia Pacific revenue decreased 0.5 percent (4 percent adjusted for currency) year over year. The Asia Pacific growth market countries decreased 2.0 percent (increased 3 percent adjusted for currency) and revenue growth improved 1.4 points compared to second quarter, adjusted for currency, led by revenue growth in China. Japan revenue increased 1.2 percent, but decreased 12 percent, adjusted for currency.

Total revenue from the growth markets represented approximately 19 percent of the total geographic revenue in the third quarter. Adjusted for currency, growth in these markets was 5 points higher than in the major markets. Within the BRIC countries, a subset of the growth markets, aggregate revenue decreased 1.0 percent (increased 4 percent adjusted for currency) and was led by China with growth of 25.8 percent (26 percent adjusted for currency).

Revenue from the company’s industry sales units decreased 7.0 percent (5 percent adjusted for currency) in the third quarter of 2009. Financial Services revenue decreased 3.1 percent (2 percent adjusted for currency) and improved 5 points versus the second quarter, adjusted for currency. Within Financial Services, the Banking industry returned to growth, adjusted for currency, for the first time in 2009. The company continues to help financial services clients manage costs, capital requirements and risk and compliance. Public sector decreased 0.3 percent (increased 2 percent adjusted for currency) led by growth in Healthcare and Education, adjusted for currency. Public was the fastest growing sector for the fifth consecutive quarter, adjusting for currency. The company continues to provide smarter healthcare solutions to clients and real systematic approaches to improving the healthcare system. Communications revenue decreased 8.7 percent (6 percent adjusted for currency). Within Communications, the Utilities industry had revenue growth of 4 percent, adjusted for currency, as the company is working with nearly 50 smart grid engagements across growth and major market countries. Distribution revenue decreased 11.0 percent (9 percent adjusted for currency) and remains challenging overall, particularly in the retail and travel and transportation industries. The Industrial sector remains the most challenging and revenue declined 14.6 percent (14 percent adjusted for currency) in the quarter, as clients in all industries are impacted by the economic downturn and are focused on cost-cutting to position for the recovery.

Total geographic revenue for the first nine months decreased 10.3 percent (5 percent adjusted for currency) versus the same period of 2008. Revenue from the growth markets decreased 9.7 percent (increased 1 percent adjusted for currency) and revenue from the major markets decreased 10.4 percent (6 percent adjusted for currency). Total revenue from the growth markets represented approximately 18 percent of the total geographic revenue in the first nine months of 2009, with revenue growth, adjusted for currency, approximately 7 points higher than the major markets. Within the BRIC countries revenue decreased 5.9 percent (increased 3 percent adjusted for currency) in the first nine months of 2009 versus the first nine months of 2008. Brazil decreased 15.9 percent (increased 2 percent adjusted for currency), Russia declined 38.9 percent (34 percent adjusted for currency), India decreased 10.0 percent (increased 5 percent adjusted for currency) and China increased 11.9 percent (11 percent adjusted for currency).

Americas revenue for the first nine months of 2009 declined 7.3 percent (5 percent adjusted for currency) when compared to the same period of 2008. Within the major market countries, the U.S. declined 6.0 percent and Canada decreased 13.8 percent (2 percent adjusted for currency). Revenue in the Latin America growth markets decreased 12.0 percent (increased 1 percent adjusted for currency).

EMEA revenue was down 16.9 percent (5 percent adjusted for currency) in the first nine months of 2009 versus the same period in 2008. Revenue decreased in the major market countries with Spain down 16.6 percent (7 percent adjusted for currency), Italy 14.9 percent (5 percent adjusted for currency), France 15.1 percent (5 percent adjusted for currency), Germany 14.7 percent (5 percent adjusted for currency) and the U.K. 20.7 percent (flat adjusted for currency).

Asia Pacific revenue decreased 4.6 percent (4 percent adjusted for currency) in the first nine months of 2009 when compared to the first nine months of 2008. Revenue in the growth market countries decreased 8.0 percent (increased 2 percent adjusted for currency) and Japan declined 0.8 percent (11 percent adjusted for currency).

OEM revenue of $634 million in the third quarter declined 5.9 percent (6 percent adjusted for currency), and $1,633 million in the first nine months decreased 21.4 percent (21 percent adjusted for currency), driven by reduced demand in the technology OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Total expense and other (income)	$6,255	$7,064	(11.5)%
Expense to revenue ratio	26.5%	27.9%	(1.4	)pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Total expense and other (income)	$18,882	$21,818	(13.5)%
Expense to revenue ratio	27.6%	28.5%	(0.9	)pts.

The key drivers of the year-to-year change in total expense and other income were approximately:

For the three and nine months ended September 30, 2009:	Three Months		Nine Months
Operational expense	(8	)pts.	(7	)pts.
Acquisitions*	1	pt.	1	pt.
Currency**	(5	)pts.	(8	)pts.

*   Includes acquisitions completed in prior 12 month period.

** Reflects impacts of translation and hedging programs.

In the first nine months of 2009, the company continued to execute its operational plan to increase process efficiency and productivity; leveraging the company’s scale and global presence. The company’s efforts have been focused on all areas of the business – from sales efficiency, supply chain management and service delivery to the global support functions. The company’s cost and expense base (approximately $90 billion) provides ample opportunity for savings and the company is on track to yield approximately $3.5 billion in savings in 2009. The company’s initiatives have contributed to an improved operational balance point and the current year improvements in profit and margin. As a result, the company is able to continue to invest in capabilities that will differentiate the company in the future and accelerate the development of new market opportunities.

For additional information regarding total expense and other income, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,416	$4,834	(8.6)%
Advertising and promotional expense	323	312	3.6
Workforce reductions	35	90	(60.9)
Amortization expense – acquired intangibles	72	79	(8.0)
Retirement-related expense	77	86	(10.7)
Stock-based compensation	114	116	(1.9)
Bad debt expense	(24)	128	nm
Total	$5,013	$5,644	(11.2)%

* Reclassified to conform with 2009 presentation.

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$13,240	$15,256	(13.2)%
Advertising and promotional expense	911	948	(3.9)
Workforce reductions	370	293	26.1
Amortization expense – acquired intangibles	218	230	(5.1)
Retirement-related expense	243	275	(11.7)
Stock-based compensation	313	368	(15.0)
Bad debt expense	96	183	(47.3)
Total	$15,392	$17,553	(12.3)%

* Reclassified to conform with 2009 presentation.

Total Selling, general and administrative (SG&A) expense decreased 11.2 percent (8 percent adjusted for currency) in the third quarter of 2009 versus the third quarter of 2008.  Overall, the decrease was driven by reductions in operational expense (down 9 points) as the company continues to focus on disciplined expense management, while investing for future growth. Currency impacts also drove a year-to-year decline (down 3 points), partially offset by acquisition-related spending (up 1 point). Bad debt expense decreased $152 million primarily driven by lower accounts receivable balances in 2009 versus 2008, resulting from lower revenue. The company’s accounts receivable provision coverage is 2.2 percent, an increase of 20 basis points from a year ago and from year-end 2008.

Total SG&A expense decreased 12.3 percent (6 percent adjusted for currency) in the first nine months of 2009 versus the first nine months of 2008. The decrease was driven by reductions in operational expense (down 7 points) and currency impacts (down 6 points), partially offset by acquisition-related spending (up 1 point). Workforce reduction expense increased $77 million primarily due to actions taken by the company in the first quarter, primarily in the services business. The decrease in bad debt expense was primarily driven by the decline in third quarter of 2009 as described above.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008*	Change
Other (income) and expense:
Foreign currency transaction losses	$148	$81	84.1%
(Gain)/losses on derivative instruments	(158)	66	nm
Interest income	(8)	(74)	(88.9)
Net losses/(gains) from securities and investment assets	57	(42)	nm
Net realized gains from certain real estate activities	(2)	—	nm
Other	(32)	(82)	(60.6)
Total	$5	$(51)	nm

* Reclassified to conform with 2009 presentation.

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008*	Change
Other (income) and expense:
Foreign currency transaction losses	$39	$113	(65.6)%
(Gain)/losses on derivative instruments	(121)	292	nm
Interest income	(53)	(286)	(81.5)
Net losses/(gains) from securities and investment assets	97	(149)	nm
Net realized gains from certain real estate activities	(4)	(23)	(80.5)
Other	(284)	(147)	92.9
Total	$(326)	$(201)	62.4%

* Reclassified to conform with 2009 presentation.

nm – not meaningful

Other (income) and expense was expense of $5 million and income of $51 million in the third quarter of 2009 and 2008, respectively. The decrease in income in the third quarter was primarily driven by higher foreign currency transaction losses ($68 million), lower interest income ($66 million) and the reduction of income from securities and investment assets ($99 million) primarily relating to sales of Lenovo stock in the prior year ($51 million). These decreases in income were partially offset by higher gains on derivative instruments of $223 million, primarily driven by net gains on derivative instruments which primarily hedge foreign currency risks as discussed in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 19. Included within the foreign currency hedging activity, the company hedges its major anticipated cross-border cash flows to mitigate the effect of currency volatility in its global cash planning (the hedge of anticipated royalties and cost transactions programs as discussed in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 19), which also reduces volatility in the year-over-year results.  The impact of these specific hedging programs is primarily reflected in other (income) and expense, as well as cost of goods sold.  The income from these cash flow hedge programs reflected in other (income) and expense was $6 million, a reduction in expense of $52 million year to year.

Other (income) and expense was income of $326 million and $201 million for the first nine months of 2009 and 2008, respectively. The increase in income for the first nine months of 2009 was primarily driven by higher gains on derivative instruments ($413 million) as discussed above, and the net gain ($298 million) reflected in Other in the table above, recognized from the divestiture of the core logistics operations to Geodis in the first quarter. These items were partially offset by lower interest income ($233 million), the increase in expense related to securities and investment assets ($246 million), which reflects the reduction of income relating to sales of Lenovo stock in the prior year ($162 million), and the provision for losses related to a joint venture investment ($119 million) recorded in the second quarter, also reflected in Other in the table above.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Research, development and engineering	$1,446	$1,579	(8.4)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Research, development and engineering	$4,360	$4,809	(9.3)%

The company continues to invest in development, focusing its investments on high value, high growth opportunities. Total Research, development and engineering (RD&E) expense decreased 8.4 percent in the third quarter and 9.3 percent in the first nine months compared to the prior year periods; adjusted for currency, expense decreased 7 percent in the third quarter and 5 percent in the first nine months of 2009. RD&E investments represented 6.1 percent of total revenue in the third quarter, down 0.1 percent year-to-year, and 6.4 percent of total revenue in the first nine months of 2009, an increase of 0.1 points compared to the first nine months of 2008.

Total RD&E resources are essentially flat year-to-year, with the decreases in spending, adjusted for currency, driven by continued process efficiencies and reductions in discretionary spending.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$51	$26	96.0%
Licensing/royalty-based fees	105	119	(11.9)
Custom development income	139	122	13.7
Total	$294	$267	10.4%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$179	$63	186.6%
Licensing/royalty-based fees	276	387	(28.6)
Custom development income	409	376	8.7
Total	$864	$825	4.7%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter or first nine months of 2009 and 2008.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Interest expense	$84	$159	(46.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Interest expense	$321	$482	(33.3)%

The decrease in interest expense for the third quarter and first nine months of 2009 versus the same periods of 2008 was driven by lower debt and lower interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 64 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the third quarter and first nine months of 2009 was $261 million and $878 million, a decrease of $98 million and $200 million, respectively, versus the same periods in 2008.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. Cost amounts are included within the cost and expense amounts in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the individuals participating in the plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$248	$288	(13.9)%
Nonpension postretirement plans cost	88	93	(5.4)
Total	$336	$381	(11.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Retirement-related plans cost:
Defined benefit and contribution pension plans cost	$809	$939	(13.8)%
Nonpension postretirement plans cost	261	278	(6.1)
Total	$1,070	$1,217	(12.1)%

The company had income of $96 million and $103 million associated with its defined benefit pension plans for the third quarter of 2009 and 2008, respectively. The comparable amounts for the first nine months of 2009 and 2008 were income of $297 million and $308 million, respectively. Cost related to defined contribution plans was $344 million in the third quarter, a decrease of $47 million year to year; cost for the first nine months was $1,106 million, a decrease of $141 million compared to the first nine months of 2008. The third-quarter 2009 year-to-year decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $31 million, $9 million and $5 million, respectively. The first nine months decrease in total cost impacted gross profit, SG&A expense and RD&E expense by approximately $102 million, $32 million and $14 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in higher value businesses. The following tables presents the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 12 “Intangible Assets Including Goodwill,” on pages 26 and 27 for additional information.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2009	2008	Change
Cost:
Software (Sales)	$39	$45	(13.5)%
Global Technology Services (Services)	8	8	0.6
Systems and Technology (Sales)	3	2	15.0
Selling, general and administrative	72	79	(8.0)
Total	$122	$134	(8.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2009	2008	Change
Cost:
Software (Sales)	$118	$129	(8.8)%
Global Technology Services (Services)	25	25	0.6
Systems and Technology (Sales)	8	6	44.8
Selling, general and administrative	218	230	(5.1)
Total	$369	$390	(5.3)%

Taxes

The effective tax rate for the third quarter of 2009 was 26.5 percent versus an effective tax rate of 27.5 percent for the third quarter of 2008. The decline in the rate was primarily due to an increase in tax credit benefits.  The corresponding effective tax rates for the first nine months of 2009 and 2008 were 26.8 percent and 27.5 percent, respectively.  The decline in the rate was primarily due to an increase in tax credit benefits, partially offset by the loss of the tax benefit associated with the joint venture loss provision.

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

The company has certain foreign tax loss carry-forwards that have not been reflected in the gross deferred tax asset balance due to the level of uncertainty associated with the sustainability of the losses which are under examination by the local taxing authority. The tax benefit of these losses approximated $965 million at the end of the third quarter. If the tax loss carry-forwards are subsequently utilized, recognition of the tax loss benefit will be made, including any associated liability under the provisions of accounting for uncertainty in income taxes.

In addition, during the second-quarter, foreign tax losses were utilized against a prior year tax liability resulting in a cash benefit of approximately $360 million. However, the company has recorded an unrecognized tax benefit provision given the degree of uncertainty in sustaining the associated tax benefit.

The amount of unrecognized tax benefits at December 31, 2008, increased by $751 million in the first nine months to $4,650 million.  The amount of unrecognized tax benefits increased by $137 million during the third quarter of 2009. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $4,081million at September 30, 2009.

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

				Yr. to Yr.
				Percent
For the three months ended September 30:	2009	2008		Change
Earnings per share:
Assuming dilution	$2.40	$2.04	*	17.6%
Basic	$2.44	$2.08	*	17.3%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,338.2	1,384.1	*	(3.3)%
Basic	1,319.9	1,359.5	*	(2.9)%

				Yr. to Yr.
				Percent
For the nine months ended September 30:	2009	2008		Change
Earnings per share:
Assuming dilution	$6.42	$5.65	*	13.6%
Basic	$6.47	$5.75	*	12.5%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,341.6	1,399.2	*	(4.1)%
Basic	1,330.1	1,376.7	*	(3.4)%

*

Reflects the adoption of the FASB guidance in determining whether instruments granted in share-based payment transactions are participating securities. See Note 2, “Accounting Changes” on pages 7 to 10 for additional information.

Actual shares outstanding at September 30, 2009 was 1,313.6 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2009 was 45.8 million and 57.6 million lower than the same periods in 2008 primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

At September 30, 2009, the company’s balance sheet and liquidity positions remain strong. Cash and marketable securities at quarter end was $11,512 million. Total debt of $25,468 million decreased $3,904 million in the third quarter and $8,457 million from prior year-end levels. In the first nine months of 2009, the company generated $14,325 million in cash from operations, an increase of $2,134 million compared to the first nine months of 2008. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 60, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2009	2008
Current assets	$43,446	$49,004
Current liabilities	32,960	42,435
Working capital	$10,486	$6,568

Current ratio	1.32:1	1.15:1

Working capital increased $3,917 million compared to the year-end 2008 position. The key changes are described below:

Current assets decreased $5,558 million, including a currency benefit of $1,438 million, due to:

•                  A decline of $3,932 million in short-term receivables driven by:

•                  a decrease of $4,892 million primarily due to collections of higher year-end balances, partially offset by approximately $960 million of currency benefit.

•                  A decrease of $1,395 million in cash and cash equivalents and marketable securities (see cash flow analysis on page 54).

•                  A decrease of $366 million in prepaid expenses and other current assets primarily resulting from:

•                  a decrease of $623 million in derivative assets primarily due to changes in foreign currency rates; and

•                  a decrease of $255 million in prepaid taxes driven by a U.S. Federal tax refund of $350 million received in the first quarter; partially offset by

•                  an increase of approximately $186 million in prepaid and deferred services transition costs.

Current liabilities decreased $9,475 million, including an $866 million impact from currency, as a result of:

•                  A decrease in short-term debt of $6,351 million primarily driven by:

•                  $10,760 million in payments to settle debt; partially offset by

•                  reclasses of $2,232 million from long-term to short-term debt to reflect maturity dates; and

•                  $2,336 million in new debt issuances.

•                  A decrease of $876 million in other accrued expenses and liabilities primarily due to:

•                  a decrease of $463 million in workforce reduction accruals reflecting cash payments made; and

•                  a decrease in derivative liabilities of $253 million driven by changes in foreign currency rates.

•                  A decline in accounts payable of $869 million, taxes of $530 million and compensation and benefits of $313 million reflecting declines from typically higher year-end balances.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

	For the Nine Months Ended September 30,
(Dollars in millions)	2009	2008
Net cash provided by/(used in) operations:
Operating activities	$14,325	$12,191
Investing activities	(4,234)	(8,405)
Financing activities	(13,494)	(8,964)
Effect of exchange rate changes on cash and cash equivalents	193	(58)
Net change in cash and cash equivalents	$(3,210)	$(5,236)

Net cash from operating activities increased $2,134 million as compared to the first nine months of 2008 driven by the following key factors:

•                  An increase in cash provided by accounts receivable of $1,899 million, driven by Global Financing receivables ($1,579 million) and non-Global Financing receivables ($320 million) due to lower 2009 revenue;

•                  A tax refund of approximately $360 million in the second quarter resulting from foreign tax losses utilized against a prior year tax liability;

•                  A U.S. Federal tax refund of $350 million received in the first quarter; partially offset by

•                  Higher payments for workforce rebalancing of $436 million; and

•                  Higher retirement-related funding for non-U.S. plans of $407 million.

Net cash used in investing activities decreased $4,171 million driven by:

•                  A decrease of $5,892 million in acquisitions primarily driven by the acquisition of Cognos in 2008;

•                  A decrease in cash used in net capital spending of $829 million driven by a decline in rental additions and lower investments in the Strategic Outsourcing and Microelectronics businesses; and

•                  An increase in cash from divestitures of $335 million as a result of the Geodis transaction in 2009; partially offset by

•                  The net impact of purchases and sales of marketable securities and other investments that resulted in a use of cash of $1,918 million in the current year in comparison to a source of cash in 2008 of $1,046 million.

Net cash used in financing activities increased $4,530 million as a result of:

•                  Increase of $7,629 million in net cash payments to settle debt;

•                  A decrease of $2,156 million in cash generated by other common stock transactions primarily due to lower stock option exercises; partially offset by

•                  Lower common stock repurchases of $5,472 million.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2009	2008
Noncurrent assets	$60,229	$60,520
Long-term debt	20,583	22,689
Noncurrent liabilities (excluding debt)	31,639	30,815	*

*	Reflects the adoption of the FASB guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Accounting Changes,” on pages 7 to 10 for additional information.

The decrease in noncurrent assets of $291 million, including a currency benefit of $2,379 million, was driven by:

•                  A decrease of $954 million in long-term financing receivables driven by maturities exceeding originations;

•                  A decrease of $929 million in noncurrent deferred taxes primarily due to the expected utilization of deferred taxes on the company’s current year tax return; and

•                  A decrease of $443 million in intangible assets driven by amortization; partially offset by

•                  An increase of $1,111 million in pension assets driven by contributions and the estimated returns on plan assets; and

•                  An increase of $1,046 million in goodwill primarily driven by currency.

Long-term debt decreased $2,106 million primarily due to a reclass to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, increased $824 million as a result of:

•                  An increase in other liabilities of $1,671 million primarily driven by noncurrent tax reserves of $947 million and $300 million in derivative liabilities, primarily due to changes in foreign currency rates; that was partially offset by

•                  A decrease in retirement and nonpension benefit obligations of $1,025 million primarily driven by contributions and the estimated returns on plan assets including a currency impact of $571 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2009	2008
Total company debt	$25,468	$33,926
Total Global Financing segment debt	$22,941	$24,360
Debt to support external clients	19,662	20,892
Debt to support internal clients	3,279	3,468

Global Financing provides financing predominantly for the company’s external clients as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 64.

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

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 14.2 percent at September 30, 2009 compared to 48.7 percent at December 31, 2008. The reduction was primarily driven by the decrease in non-Global Financing debt of $7,038 million from December 31, 2008 balances.

Consolidated debt-to-capitalization ratio at September 30, 2009 was 57.9 percent versus 71.4 percent at December 31, 2008.

Equity

Stockholders’ equity increased $4,909 million primarily as a result of an increase in retained earnings of $6,459 million, a decrease in accumulated other comprehensive loss of $1,358 million and an increase of $1,353 million in common stock, partially offset by an increase in treasury stock of $4,240 million, driven by the company’s common stock repurchases in the first nine months of 2009.

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

•        Focus on High-Value Solutions and Open Technologies

•        Deliver Integration and Innovation to Clients

•        Become the Premier Globally Integrated Enterprise

The company has a significant global presence, operating in over 170 countries, with approximately 65 percent of its 2008 revenue and 63 percent of its first nine months of 2009 revenue generated outside the U.S. This global reach gives the company access to markets, with well-established organizations and management systems that understand the clients and their challenges and that can respond to these opportunities with value-add solutions. The company’s transformation to a globally integrated enterprise provides the capabilities to service clients globally and deliver the best skills and cost from anywhere in the world.

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

The company’s Smarter Planet strategy is providing an important new opportunity to deliver value to clients. The company anticipates a significant opportunity in “smart infrastructure” projects as governments around the world implement economic stimulus programs focused on next generation smart grids, healthcare-related information technology and broadband.  The company is currently engaged on approximately 50 smart grid projects across both growth and major markets. Projects of these types require technology integration and industry insight which uniquely positions the company to participate in these opportunities.

Two other key initiatives that the company is investing in are business analytics and cloud computing. Business analytics leverages the company’s capabilities to optimize its clients’ business performance by applying analytics to their business processes. Advanced analytics software and services allow clients who generate enormous amounts of data to predict trends, optimize their operations and create new sources of revenue. Cloud computing is an emerging model for delivering and consuming IT-enabled services.  In mid-June, the company announced the IBM Smart Business cloud portfolio with solutions to help clients deploy their own clouds targeting specific workloads. Each of these three opportunities require enterprise software, deep industry process knowledge and solution integration capabilities — all key strengths of the company.

The company remains committed to technology leadership and will continue to focus internal investments, complemented with strategic acquisitions, on high-value, high-growth opportunities. The company invested over $6 billion in RD&E in 2008 and approximately $30 billion over the past five years.

In addition, the company’s financial position is strong. Through its efficient cash generation business model based on disciplined balance sheet management, in the first nine months of 2009, the company generated $14.3 billion in operating cash flow and had $11.5 billion in cash and marketable securities at September 30, 2009. This provides the company with the financial flexibility for investments in changing business environments. The company will also continue its transformation to high-value segments with continued focus on cost and expense management and improved efficiency.  The ongoing focus on improving productivity in all areas of the business has reduced the company’s fixed cost base and improved its operational balance point. The company continues to expect approximately $3.5 billion of cost and expense savings in 2009 from structural actions it has taken. In the first nine months of 2009, those efforts translated to margin expansion and the company expects this to continue for the balance of the year.

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

In January 2009, the company disclosed that it was projecting earnings per share of at least $9.20 per diluted share for the full year 2009, primarily driven by margin improvement. In April 2009, the company reiterated its projection of at least $9.20 per diluted share for 2009. In July 2009, the company increased its projection for 2009 to at least $9.70 of diluted earnings per share. In October 2009, the company raised its projection for earnings per share to at least $9.85 for 2009, an increase of $0.15 since July, and double-digit earnings per share growth for 2009 compared to 2008. In addition, as the company continues to execute its strategy and maintains its focus on delivering profit and cash over the longer term, it believes that it is well ahead of pace of attaining its 2010 roadmap. Also, in October 2009, the company stated that, at current spot rates, the company expects to return to revenue growth at actual currency rates in the fourth quarter of 2009.

The company’s performance in the first nine months of 2009 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals, however, the company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

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

The continued investments in Software have led to this segment’s emergence as a strong source of revenue growth and the largest contributor to the company’s profit. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. Clients continue to rely on the extensive middleware portfolio to help them transform their business, streamline costs and seek new business opportunities. The key to continued Software growth stems from the ability to maintain and grow this industry-leading software business, and by continuing to capitalize on industry trends. Investments will be aligned to advance the company’s growth strategy through new client acquisition, with specific focus on key industries and local businesses. The company will also continue to focus on expanding its software capabilities through a combination of internal development and strategic acquisitions. The acquisition of SPSS, which was completed in early October, further expands the company’s business analytics capabilities. The company expects Software pre-tax income to be approximately $8 billion in 2009.

Within the Global Services business, combined profit improved in the first nine months driven by gross margin and pre-tax margin expansion. The company continues to see the results of the targeted actions it has taken to transform the services business model; margin improvements have resulted from the focus on a competitive cost structure and a shift to higher value segments, while delivering value and quality to clients. The Global Services business enters the fourth quarter with strong executional momentum and a revenue backlog of $134 billion, an increase of $5 billion from the prior year (up $1 billion adjusted for currency). The company continues to evolve and adapt its offerings to meet the changing needs for its clients. A key example is the new Business Analytics and Optimization service line within GBS which will draw on the full scope of the company’s capabilities to solve client’s business problems. The company has assembled a 4,000 person workforce to address this opportunity. The company recently announced a new advanced analytics center in New York City, staffed with 450 consultants and researchers. The company expects to see continued benefit from its actions in margin improvement for the remainder of the year, and also expects the Global Services business to deliver approximately $8 billion of combined segment pre-tax profit for the full year.

In the Systems and Technology business, the company will focus its investments on differentiating technologies with high-growth potential including POWER, high-performance computing, virtualization, nanotechnology and energy efficiency. In this market, the value has shifted to the high end to address clients’ needs to consolidate and virtualize their environments. The company will focus on providing clients with a clear path to a fully dynamic infrastructure that not only reduces cost, but is both intelligent and secure. In the third quarter, the company announced new offerings, “System z Solution Editions,” which will expand the platform’s value proposition to both new and existing clients. The company expects double-digit year-to-year pre-tax profit growth in the fourth quarter in Systems and Technology.

The company expects 2009 pre-tax retirement-related plan cost to be approximately $1.3 billion, approximately $100 million lower compared to 2008. This estimate reflects current pension plan assumptions, including a one-time benefit of approximately $100 million related to the curtailment of a non-U.S. defined benefit plan. For the period ending September 30, 2009, the estimated return on assets for the IBM Personal Pension Plan (U.S. Plan) was 9 percent and for all worldwide defined benefit plans the return on assets was 10 percent. See the company’s 2008 Annual Report Note U, “Retirement-Related Benefits,” on pages 106 to 116 for additional information.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At September 30, 2009, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2008. The company uses a variety of financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in Note 6, “Derivatives and Hedging Transactions,” on pages 12 to 19.

In the first nine months of 2009, the company’s revenue declined 10.6 percent as reported and 5.3 percent adjusted for currency. In the third quarter, revenue decreased 6.9 percent as reported and 5.0 percent adjusted for currency. This currency impact was driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. However, the company estimates that the effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, had an immaterial impact on earnings per share growth for the first nine months of 2009.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars and, as needed, by entering into foreign currency hedge contracts. The company is continuing to monitor the current economic conditions in Venezuela and anticipates that Venezuela could be declared highly inflationary, consistent with accounting standards, in the first quarter of 2010. The company’s operations in

Venezuela are not significant (less than 1 percent of total 2008 and nine months ended September 30, 2009 revenue), therefore, the company does not expect a material impact from a shift to highly inflationary.

Liquidity and Capital Resources

In the company’s 2008 Annual Report, on pages 45 to 47, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 45 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2009, those amounts are $14.3 billion for net cash from operating activities, $11.5 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2009 appear in the table below and remain unchanged from December 31, 2008.  The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2009, the fair value of those instruments that were in a liability position was $2,165 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 46 of the 2008 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. While the company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and discusses causes and events underlying sources and uses of cash in that format on page 54, the following is the management view of cash flows for the first nine months of 2009 and 2008 prepared in a manner consistent with the table and description on page 46 of the 2008 Annual Report:

(Dollars in millions) For the nine months ended September 30:	2009	2008
Net cash from operating activities:	$14,325	$12,191
Less: Global Financing accounts receivable	3,831	2,252
Net cash from operating activities, excluding
Global Financing accounts receivable	10,494	9,938
Capital expenditures, net	(2,597)	(3,505)
Free cash flow (excluding Global Financing accounts receivable)	7,897	6,433
Acquisitions	(125)	(6,017)
Divestitures	406	71
Share repurchase	(4,365)	(9,838)
Dividends	(2,133)	(1,916)
Non-Global Financing debt	(6,184)	(1,384)
Other (includes Global Financing accounts receivable and Global Financing debt)	3,110	6,260
Change in cash, cash equivalents and short-term marketable securities	$(1,395)	$(6,391)

Free cash flow for the first nine months of 2009 increased $1,464 million versus the first nine months of 2008. The improvement year to year was primarily driven by lower capital expenditures. Also, in the first nine months of 2009, $6,499 million was returned to shareholders through share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2008 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14, “Contingencies,” on pages 27 to 29 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $1.3 billion in 2009.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.  The mission of Global Financing is to facilitate clients’ acquisition of IBM hardware, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
External revenue	$536	$633	$1,682	$1,900
Internal revenue	419	456	1,255	1,367
Total revenue	955	1,090	2,937	3,267
Total cost	385	478	1,134	1,417
Gross profit	$569	$611	$1,803	$1,850
Gross profit margin	59.7%	56.1%	61.4%	56.6%
Pre-tax income	$408	$349	$1,233	$1,165
After-tax income	$269	$230	$809	$761
Return on equity*	32.8%	25.7%	32.2%	28.2%

* See page 65 for the details of the After-tax income and the Return on equity calculation.

The decrease in revenue in the third quarter of 2009, as compared to the same period in 2008, was primarily due to:

•                  A decline in external revenue of 15.4 percent (13 percent adjusted for currency), due to decreases in financing revenue (down 13.5 percent to $419 million) and used equipment sales (down 21.6 percent to $117 million); and

•                  A decline in internal revenue of 8.2 percent driven by a decrease in internal financing (down 25.8 percent to $136 million), partially offset by an increase in used equipment sales to the Systems and Technology segment (up 3.6 percent to $283 million).

The decrease in revenue in the first nine months of 2009, as compared to the same period in 2008, was primarily due to:

•                  A decline in external revenue of 11.5 percent (6 percent adjusted for currency), due to decreases in financing revenue (down 12.1 percent to $1,295 million) and used equipment sales (down 9.4 percent to $386 million); and

•                  A decline in internal revenue of 8.2 percent driven by a decrease in internal financing (down 23.7 percent to $434 million), partially offset by an increase in used equipment sales to the Systems and Technology segment (up 2.8 percent to $821 million).

In the third quarter and year-to-date periods, the decrease in external and internal financing revenue was primarily due to lower average asset balances.

Global Financing gross profit decreased 6.8 percent in the third quarter of 2009 compared to the same period in 2008, with gross margin increasing 3.6 points.  Gross profit decreased 2.5 percent in the first nine months of 2009 compared to the prior year, with gross margin increasing 4.8 points.  The gross profit dollar decrease in both periods was due to lower revenue. The margin improvement in both periods was due to an improvement in financing margins.

Global Financing pre-tax income increased 16.8 percent in the third quarter of 2009 versus the same period in 2008. The increase was primarily driven by a decrease in financing receivables provisions of $80 million and other selling, general and administrative expense of $18 million, partially offset by the decrease in gross profit of $42 million. Pre-tax income increased 5.8 percent in the first nine months of 2009 compared to the prior year, primarily driven by decreases in other selling, general and administrative expense of $84 million and financing receivables provisions of $29 million, partially offset by the decrease in gross profit of $47 million.

The increase in return on equity for the third quarter 2009 compared to the same period in 2008 was primarily driven by higher after-tax income. The increase in return on equity for the first nine months of 2009 compared to the first nine months of 2008 was driven by both higher after-tax income and a lower average equity balance.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2009	2008
Cash and cash equivalents	$1,361	$1,269
Net investment in sales-type and direct
financing leases	9,626	10,203
Equipment under operating leases:
External clients (a)	1,894	2,139
Internal clients (b) (c)	1,070	1,709
Client loans	9,680	10,615
Total client financing assets	22,270	24,667
Commercial financing receivables	3,860	5,875
Intercompany financing receivables(b) (c)	3,078	2,957
Other receivables	336	396
Other assets	1,156	956
Total assets	$32,061	$36,119

Intercompany payables(b)	$3,007	$5,391
Debt(d)	22,941	24,360
Other liabilities	2,848	2,875
Total liabilities	28,796	32,626
Total equity	3,265	3,493
Total liabilities and equity	$32,061	$36,119

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 64.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consists primarily of IBM hardware, software and services, but also includes non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products as well as loans for hardware, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis in order to mitigate the associated risk and, when deemed necessary, covenants are put into agreements to protect against deterioration during the life of the obligation. Client financing also includes internal activity as described on page 53 of the 2008 IBM Annual Report.

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

Approximately 98 percent of Global Financing’s external financing assets are in the segment’s core competency of technology equipment and solutions financing.  At September 30, 2009, approximately 57 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage lending institutions.

Originations

The following are total external and internal financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Client financing:
External	$2,608	$3,670	$7,790	$10,401
Internal	207	268	605	757
Commercial financing	6,275	7,952	18,239	23,539
Total	$9,091	$11,890	$26,634	$34,697

Cash collections of both client and commercial financing assets exceeded new financing originations in the third quarter, as well as the first nine months of 2009, which resulted in a net decline in financing assets from June 30, 2009 and December 31, 2008, respectively.  The decrease in originations in both periods in the table above was primarily due to lower demand for IT equipment associated with the current economic environment.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual value, and the allowance for doubtful accounts:

	At September 30,	At December 31,
(Dollars in millions)	2009	2008

Gross financing receivables	$23,055	$26,599
Specific allowance for doubtful accounts	398	386
Unallocated allowance for doubtful accounts	127	144
Total allowance for doubtful accounts	525	530
Net financing receivables	$22,529	$26,069
Allowance for doubtful accounts coverage	2.3%	2.0%

Roll-Forward of Global Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
	Allowance	Bad Debt		September 30,
Dec. 31, 2008	Used*	Expense	Other**	2009
$530	$(113)	$89	$19	$525

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of global financing receivables reserved increased from 2.0 percent at December 31, 2008 to 2.3 percent at September 30, 2009 due to the decline in the gross financing receivables balance from December 31, 2008, and the increase in the specific allowance for doubtful accounts.  Specific reserves increased 3.1 percent from $386 million at December 31, 2008 to $398 million at September 30, 2009.  Unallocated reserves decreased $17 million from $144 million at December 31, 2008 to $127 million at September 30, 2009 due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $89 million for the nine months ended September 30, 2009, compared to an increase of $119 million for the nine months ended September 30, 2008. The decrease in bad debt expense was attributed to a decline in specific reserve requirements versus the prior year.

In the third quarter of 2009, compared to the third quarter of 2008, bad debt expense decreased $80 million due to the decline in specific reserve requirements.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 41.9 percent and 41.1 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2009 and 38.8 percent and 37.5 percent in the third quarter and first nine months, respectively, of 2008.  The increase in both periods was driven primarily by the decrease in financing revenue.  The gross margins on these sales were 45.3 percent and 48.1 percent in the third quarter of 2009 and 2008, respectively.  The decrease is driven by lower external sales margins. The gross margins were 49.8 percent and 47.9 percent for the first nine months of 2009 and 2008, respectively.  The increase is driven by higher internal sales margins.

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases and operating leases at December 31, 2008 and September 30, 2009. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2009 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $116 million and $279 million for the financing transactions originated during the quarters ended September 30, 2009 and September 30, 2008, respectively, and $382 million and $757 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $7 million and $9 million for the financing transactions originated during the quarters ended September 30, 2009 and September 30, 2008, respectively, and $23 million and $39 million for the financing transactions originated during the nine months ended September 30, 2009 and September 30, 2008, respectively. The cost of guarantees was $0.8 million for the quarter ended September 30, 2009 and $0.9 million for the quarter ended September 30,

2008, and $2.9 million and $4.9 million for each of the nine months ended September 30, 2009 and September 30, 2008, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
		September	September 30, 2009 balance
	Dec. 31,	30,				2012 and
(Dollars in millions)	2008	2009	2009	2010	2011	Beyond
Sales-type and direct financing leases	$916	$868	$56	$206	$270	$336
Operating leases	378	369	65	129	108	67
Total unguaranteed residual value	$1,294	$1,237	$121	$335	$378	$403

Related original amount financed	$21,000	$20,637
Percentage	6.2%	6.0%

Debt

	At September 30,		At December 31,
	2009		2008
Debt to equity ratio	7.0	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 61.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 60 and in Segment Information on pages 19 to 21.

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

(Dollars in millions)	September 30, 2009		December 31, 2008
Global Financing Segment		$22,941		$24,360
Debt to support external clients	$19,662		$20,892
Debt to support internal clients	3,279		3,468

Non-Global Financing Segments		2,528		9,566
Debt supporting operations	5,807		13,034
Intercompany activity	(3,279)		(3,468)
Total company debt		$25,468		$33,926

Liquidity and Capital Resources

Global Financing is a segment of the company and as such, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Numerator :
Global Financing after tax income*	$269	$230	$809	$761
Annualized after tax income (A)	$1,075	$920	$1,079	$1,015
Denominator :
Average Global Financing equity (B)**	$3,275	$3,567	$3,347	$3,593
Global Financing Return on Equity(A)/(B)	32.8%	25.7%	32.2%	28.2%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 4 quarters, for the three months ended September 30, and for the nine months ended September 30, respectively.

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

As discussed on page 63, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 14, “Contingencies,” on pages 27 to 29 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2009.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

July 1, 2009 – July 31, 2009	2,606,722	$117.48	2,606,722	$4,830,702,185

August 1, 2009 – August 31, 2009	2,672,650	$118.66	2,672,650	$4,513,574,606

September 1, 2009 – September 30, 2009	2,292,020	$118.86	2,292,020	$4,241,147,538

Total	7,571,392	$118.31	7,571,392

* On February 26, 2008, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program. On April 28, 2009, the Board of Directors authorized an additional $3.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 5. Other Information

On October 26, 2009, IBM announced that W. James McNerney, Jr. has been elected to the IBM Board of Directors.  Mr. McNerney has also become a member of IBM’s Audit Committee. The company’s compensatory and other arrangements for non-management directors are set forth in the company’s Proxy Statement dated March 9, 2009. In connection with Mr. McNerney’s election, Article III, Section 2 of IBM’s By-laws was amended to increase the number of directors to thirteen, effective October 26, 2009.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

Item 6. Exhibits

Exhibit Number

3	The By-laws of IBM as amended through October 26, 2009.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine month periods ended September 30, 2009 and 2008, (ii) the Consolidated Statement of Financial Position at September 30, 2009 and December 31, 2008, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 27, 2009
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller