Form 10-K
period 2009-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2010-02-23
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2009

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2010	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,299,003,390	New York Stock Exchange
Chicago Stock Exchange
4.00% Notes due 2011		New York Stock Exchange
4.95% Notes due 2011		New York Stock Exchange
6.625% Notes due 2014		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $136.8 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2009 into Parts I, II and IV of Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010 are incorporated by reference into Part III of Form 10-K.

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

STRATEGY

        Despite the volatility of the information technology (IT) industry over the past decade, IBM has consistently delivered superior performance, with a steady track record of sustained earnings per share growth. The company has shifted its business mix, exiting commoditized segments while increasing its presence in higher-value areas such as services, software and integrated solutions. As part of this shift, the company has acquired over 100 companies this past decade, complementing and scaling its portfolio of products and offerings.

        IBM's clear strategy has enabled steady results in core business areas, while expanding its offerings and addressable markets. The key tenets of this strategy are:

  •
  Deliver value to enterprise clients through integrated business and IT innovation

  •
  Build/expand strong positions in growth initiatives

  •
  Shift the business mix to higher-value software and services

  •
  Become the premier globally integrated enterprise

        These priorities reflect a broad shift in client spending away from "point products" and toward integrated solutions, as companies seek higher levels of business value from their IT investments. IBM has been able to deliver this enhanced client value thanks to its industry expertise, understanding of clients' businesses and the breadth and depth of the company's capabilities.

        IBM's growth initiatives, like its strengthened capabilities, align with these client priorities. These initiatives include Smarter Planet and Industry Frameworks, Growth Markets, Business Analytics and Cloud Computing. Each initiative represents a significant growth opportunity with attractive profit margins for IBM.

Smarter Planet and Industry Frameworks

        Smarter planet is an overarching strategy that highlights IBM's differentiated capabilities and generates broad-based demand for the company's products and services. Smarter Planet encapsulates IBM's view of enterprise IT's next major revolution: the instrumentation and integration of the world's processes and infrastructures—from energy grids and pipelines to supply chains and traffic systems. The massive amount of data these systems are generating can now be captured and analyzed. This infusion of intelligence enables more efficiency, productivity and responsiveness.

        Clients seeking these "smart" solutions value IBM's deep industry and process expertise, powerful back-end systems and data analytics, complex systems integration capability and unique research capacity.

        IBM's Industry Frameworks create a flexible software foundation for developing, acquiring and deploying smart industry solutions. Each framework supports multiple solutions, enabling fast, efficient and tailored capabilities in support of clients' business needs. These frameworks represent a proven technique for the company to engage with its clients, driving sustained growth and high business value. They cover a wide variety of industries and domains, most of which are directly tied to Smarter Planet.

Growth Markets

        The company has benefited from its investments over the past several years in growth markets. The focus now is on geographic expansion of IBM's presence; on specific industry verticals of the highest impact and opportunity; on countries' build-out of infrastructure aligned with their national agendas; and on creating markets and new business models to serve the different requirements that exist in these emerging countries.

        In order to support this growth, IBM is continuing to invest significantly in these markets to expand capacity and develop talent. At the same time, IBM is expanding and benefiting from large teams of talent with global missions of delivery. The company continues to deepen its research and development (R&D) teams to design for the unique challenges and rapid growth facing these markets.

Business Analytics and Optimization

        Business optimization through the application of advanced analytics is emerging as another major category of business value. It succeeds earlier generations of back-office automation, basic enterprise resource planning and traditional business intelligence. Advanced analytics allow clients to see patterns in data they could not see before, understand their exposure to risk and predict the outcomes of business decisions with greater certainty.

        IBM's approach is end-to-end, providing cross-enterprise as well as industry-based analytics solutions. IBM has established the Business Analytics and Optimization practice, leveraging IBM consulting capabilities and software products, along with systems and research assets. IBM's breadth of expertise uniquely positions the company for revenue and profit growth.

Cloud Computing

        "Cloud" is an emerging consumption and delivery model for many IT-related services. Clients are attracted to its improved economics, flexibility and user experience. Traditional enterprise IT will increasingly integrate with these new cloud deployments, delivered as services via the Internet (also known as public clouds) or behind a firewall (private clouds). In discussions with enterprise clients, most are initially focused on private cloud implementations, the middle ground between the traditional enterprise IT and public clouds.

        IBM is helping clients determine how to leverage cloud computing to achieve business advantage. The company provides a full set of capabilities, from support in designing and implementing cloud solutions, to services for running and managing them if desired. IBM is applying its deep experience in critical areas such as security, reliability and innovation to deliver differentiated value. The company is also investing in new cloud initiatives tailored to particular industries, in conjunction with its partners and clients, to deliver cloud business services directly to the market. By providing deployment choice, optimizing solutions based on workload characteristics and delivering complete service management capabilities, IBM is positioned as the leading cloud service and infrastructure provider for enterprises.

BUSINESS MODEL

        The company's business model is built to support two principal goals: helping clients succeed in delivering business value by becoming more innovative, efficient and competitive through the use of business insight and IT solutions; and providing long-term value to shareholders. The business model has been developed over time through strategic investments in capabilities and technologies that have the best long-term growth and profitability prospects based on the value they deliver to clients.

        The company's global capabilities include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide business insight and solutions for the company's clients.

        The business model is flexible, adapting to the continuously changing market and economic environment. The company continues to divest commoditizing businesses and strengthen its position through strategic investments and acquisitions in higher value segments like business analytics, smarter planet and cloud computing. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and participation in the world's fastest growing markets. As a result, the company is a higher performing enterprise today than it was several years ago.

        The business model, supported by the company's long-term financial model, has enabled the company to deliver consistently strong earnings, cash flows and returns to shareholders in changing economic environments.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations comprise: a Global Technology Services segment; a Global Business Services segment; a Software segment; a Systems and Technology segment; and a Global Financing segment.

        Global Services is a critical component of the company's strategy of providing IT infrastructure and business insight and solutions to clients. While solutions often include industry-leading IBM software and systems, other suppliers' products are also used if a client solution requires it. Approximately 60 percent of external Global Services segment revenue is annuity-based, coming primarily from outsourcing, maintenance and custom application management services arrangements. The Global Services backlog provides a solid revenue base entering each year. Within Global Services, there are two reportable segments: Global Technology Services and Global Business Services.

Global Technology Services (GTS) primarily provides IT infrastructure services and business process services, delivering business value through the company's global scale, standardization and automation.

GTS CAPABILITIES

        Strategic Outsourcing Services. Comprehensive IT outsourcing services dedicated to transforming clients' existing infrastructures to ensure better quality, cost control, adaptability, security and compliance. IBM integrates long-standing experience in service management, technology and industry applications with new technologies, such as cloud computing and virtualization, to enable new capabilities for clients.

        Business Transformation Outsourcing. A range of offerings from standardized processing platforms and Business Process Outsourcing through transformational offerings that deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Integrated Technology Services. Project-based portfolio of services that enable clients to optimize their IT environments by driving efficiency, flexibility and productivity, while reducing costs. The standardized portfolio is built around key assets and patented software, and incorporates best practices and proven methodologies that ensure predictive quality of delivery, security and compliance.

        Maintenance. A complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructure.

        The GTS outsourcing businesses are supported by integrated worldwide delivery organizations:

        Integrated Technology Delivery (ITD) is responsible for worldwide service delivery supporting the Strategic Outsourcing business. It manages the world's largest privately-owned IT infrastructure with employees in over 40 countries, supporting over 450 data centers. ITD operates a globally integrated delivery model which supports regional client-facing teams by utilizing a global network of competencies and centers. Each competency provides industry-leading, standardized, integrated tools and processes. By leveraging IBM's global scale, skills and technology which is combined with the innovation from IBM research, clients gain access to leading edge, high-quality services with improved productivity, flexibility and cost.

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

GBS CAPABILITIES

        Consulting and Systems Integration. Delivery of value to clients through consulting services for client-relationship management, financial management, human-capital management, business strategy and change, and supply-chain management. In 2009, the company announced the creation of a new consulting service line dedicated to the market for advanced business analytics and business optimization.

        Application Management Services. Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through the company's global resource capabilities, industry knowledge and the standardization and automation of application development.

Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately two-thirds of external software segment revenue is annuity-based, coming from recurring license charges and ongoing subscription and support from one-time charge (OTC) arrangements. The remaining one-third relates to OTC arrangements in which clients pay one, up-front payment for a perpetual license. Typically, arrangements for the sale of OTC software include one year of subscription and support. Clients can also purchase ongoing subscription and support after the first year, which includes product upgrades and technical support.

SOFTWARE CAPABILITIES

        WebSphere Software. Delivers capabilities that enable clients to integrate and manage business processes across their organizations with the flexibility and agility they need to respond to changing conditions quickly. With a services-oriented architecture (SOA), businesses can more easily link together their fragmented data and business processes to extract value from their existing technology.

        Information Management Software. Enables clients to integrate, manage and use their information to gain business value and improve their outcomes. Solutions include advanced database management, enterprise content management, information integration, data warehousing, business analytics and intelligence, performance management and predictive analytics.

        Tivoli Software. Helps clients manage their technology and business assets by providing visibility, control and automation across their organizations. With solutions for identity management, data security, storage management and the ability to provide automation and provisioning of the datacenter, Tivoli helps build the infrastructure needed to make the world's systems—from transportation to water, energy and telecommunications—run smarter.

        Lotus Software. Enables businesses to connect people and processes for more effective communication and increased productivity through collaboration, messaging and social networking software. By remaining at the forefront of collaboration tools, Lotus helps organizations reap the benefits of social networking and other Web 2.0 modalities.

        Rational Software. Supports software development for both IT and embedded system solutions with a suite of Application Lifecycle Management products. Jazz, Rational's technology platform, transforms the way people work together to build software, making software delivery more collaborative, productive and transparent.

        Operating Systems. Software that manages the fundamental processes that make computers run.

Systems and Technology provides clients with business solutions requiring advanced computing power and storage capabilities. Approximately 55 percent of Systems and Technology's server and storage sales transactions are through the company's business partners; approximately 45 percent are direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology, products and packaging solutions to clients and for IBM's own advanced technology needs.

SYSTEMS AND TECHNOLOGY CAPABILITIES

        Systems. A range of general purpose and integrated systems designed and optimized for specific business, public and scientific computing needs. These systems—System z, converged System p and System x—are typically the core technology in data centers that provide required infrastructure for business and institutions. Also, these systems form the foundation for IBM's integrated offerings, such as IBM Smart Business Storage Cloud, IBM Smart Analytics Cloud, IBM Smart Analytics System and IBM CloudBurst. IBM servers use both IBM and non-IBM microprocessor technology and operating systems. All IBM servers run Linux, a key open-source operating system.

        Storage. IBM provides data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, data deduplication, availability and virtualization, and security and compliance. The portfolio consists of a broad range of disk and tape storage systems and software, including the next-generation, ultra-scalable disk storage system XIV.

        Retail Store Solutions. Point-of-sale retail systems (network connected cash registers) as well as solutions which connect them to other store systems.

        Microelectronics. Semiconductor design and manufacturing primarily for use in IBM systems and storage products and for sale to external clients.

Global Financing facilitates clients' acquisition of IBM systems, software and services. Global Financing invests in financing assets, leverages with debt and manages the associated risks with the objective of generating consistently strong returns on equity. The primary focus on the company's offerings and clients mitigates many of the risks normally associated with a financing company. Global Financing has the benefit of both a deep knowledge of its client base and a clear insight into the products and services that are being financed. This combination allows Global Financing to effectively manage two of the major risks (credit and residual value) that are normally associated with financing.

GLOBAL FINANCING CAPABILITIES

        Client Financing. Lease and loan financing to end users and internal clients for terms generally between two and seven years. Internal financing is predominantly in support of Global Services' long-term client service contracts. Global Financing also factors a selected portion of the company's accounts receivable, primarily for cash management purposes. All internal financing arrangements are at arm's-length rates and are based upon market conditions.

        Commercial Financing. Short-term inventory and accounts receivable financing to dealers and remarketers of IT products.

        Remarketing. The sale and lease of used equipment to new or existing clients both externally and internally. This equipment is primarily sourced from the conclusion of lease transactions. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold or leased internally to the Systems and Technology and Global Services segments. The Systems and Technology segment may also sell the equipment that it purchases from Global Financing to external clients.

IBM WORLDWIDE ORGANIZATIONS

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

Sales and Distribution

        IBM has a significant global presence, operating in more than 170 countries, with an increasingly broad-based geographic distribution of revenue. The company's Sales and Distribution organization manages a strong global footprint, with dedicated country-based operating units focused on delivering client value. Within these units, client relationship professionals work with integrated teams of consultants, product specialists and delivery fulfillment teams to improve clients' business performance. These teams deliver value by understanding the clients' businesses and needs, and then bring together capabilities from across IBM and an extensive network of Business Partners to develop and implement solutions.

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

        In 2008, the company implemented a new growth markets organization to increase its focus on the emerging markets around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the United States (U.S.), Canada, the United Kingdom (U.K.), France,

Germany, Italy, Japan, Denmark, Sweden, Switzerland, Austria, Belgium, Finland, Greece, Ireland, the Netherlands, Portugal, Cyprus, Norway, Israel, Spain, the Bahamas and the Caribbean region.

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

  •
  Distribution: Consumer Products, Retail, Travel and Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  General Business: Mainly companies with fewer than 1,000 employees

Research, Development and Intellectual Property

        IBM's R&D operations differentiate the company from its competitors. IBM annually invests approximately $6 billion for R&D, focusing on high-growth, high-value opportunities. As a result of innovations in these and other areas, IBM was once again awarded more U.S. patents in 2009 than any other company, the 17th consecutive year IBM has been the patent leader. IBM's 4,914 patents in 2009 were the most U.S. patents ever awarded to one company in a single year. Consistent with the shift in the company's business mix, approximately 70 percent of these patents were for software and services. The company will continue to actively seek intellectual property protection for its innovations, while increasing emphasis on other initiatives designed to leverage its intellectual property leadership and promote innovation.

        In addition to producing world-class systems, software and technology products, IBM innovations are also a major differentiator in providing solutions for the company's clients through its services businesses. The company's investments in R&D also result in intellectual property (IP) income of approximately $1 billion annually. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in either/both IBM products and/or the products of the licensee. While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions.

Integrated Supply Chain

        Consistent with the company's work with clients to transform their supply chains for greater efficiency and responsiveness to global market conditions, the company continues to derive business value from its own globally integrated supply chain, thereby providing a strategic advantage for the company to create value for clients. IBM leverages its supply-chain expertise for clients through its supply-chain business transformation outsourcing service to optimize and help operate clients' end-to-end supply-chain processes, from procurement to logistics.

        IBM spends approximately $35 billion annually through its supply chain, procuring materials and services globally. The supply, manufacturing and logistics and customer fulfillment operations are integrated in one operating unit that has optimized inventories over time, improved response to marketplace opportunities and external risks and converted fixed costs to variable costs. Simplifying and streamlining internal processes has improved operations, sales force productivity and processes.

COMPETITION

        The company is a globally-integrated enterprise, doing business in more than 170 countries. The company participates in the highly competitive information technology (IT) industry, where its competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across its business segments, the company recognizes hundreds of competitors worldwide.

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

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business transformation outsourcing, integrated technology services and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, the ability to add value and the time-to-value, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, best-of-breed process and industry skills, extensive technology expertise and infrastructure management, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including Accenture, Computer Sciences Corporation, Fujitsu and Hewlett-Packard Company (HP); India-based service providers including HCL, Infosys, Tata Consulting Services and Wipro Technologies; and, many companies that primarily focus on local markets or niche service areas.

Software:

        The enterprise management software market is highly competitive and the key competitive factors in this segment include: functionality, ease of use, scalability, compliance with open standards and total cost of ownership. The company's leadership in these areas provides it with competitive advantages. The company's software business includes middleware, operating systems and related software provided to all industry segments worldwide. The middleware portfolio is the broadest in the industry and it also covers both mainframe and distributed computing environments. The depth and breadth of the company's software offerings, coupled with its global sales and technical support infrastructure differentiate the company's software business from its competitors. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute to this segment's leadership. The company's principal competitors in this segment include BMC Software, CA, Inc., Microsoft Corporation and Oracle Corporation. In addition, the company competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is highly competitive and is characterized by ongoing technology innovation, with competition focused on value, function and reliability, and new entrants leveraging technology to compete against traditional offerings. The company's principal competitors include Dell, Inc. (Dell), EMC Corporation, HP and Sun Microsystems. The company's leadership in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

Global Financing:

        The Global Financing business provides client financing, commercial financing and participates in the remarketing of used equipment. In 2009, the continued global financial credit crisis impacted both the client and commercial financing markets. The supply of credit remained tight and financial institutions continued to face increases in loan losses, higher borrowing costs and liquidity challenges. Global Financing's access to capital and its ability to manage increased exposures provide a competitive advantage for the company. The key competitive factors include price, IT product expertise, client service, contract flexibility, ease of doing business and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing companies such as Dell and HP, non-captive companies such as General Electric Company and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        7 Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 11 to 14 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2009 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 122 to 126.

        Financial information by geographic areas—page 125.

        Amount spent during each of the last three years on R&D activities—page 103.

        Financial information regarding environmental activities—pages 97 and 98.

        The number of persons employed by the registrant—page 56.

        The management discussion overview—pages 19 and 20.

        Available information—pages 132 and 133.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 23, 2010):

	Age	Officer since
Samuel J. Palmisano, Chairman of the Board, President and Chief Executive Officer(1)	58	1997
Rodney C. Adkins, Senior Vice President, Systems and Technology Group	51	2007
Colleen F. Arnold, Senior Vice President, Application Management Services	52	2010
Michael E. Daniels, Senior Vice President, Global Technology Services	55	2005
Jon C. Iwata, Senior Vice President, Marketing and Communications	47	2002
James J. Kavanaugh, Vice President and Controller	43	2008
John E. Kelly III, Senior Vice President, Research and Intellectual Property	56	2000
R. Franklin Kern III, Senior Vice President, Global Business Services	56	2008
Robert J. LeBlanc, Senior Vice President, Software Middleware Group	51	2010
Mark Loughridge, Senior Vice President, Chief Financial Officer	56	1998
J. Randall MacDonald, Senior Vice President, Human Resources	61	2000
Steven A. Mills, Senior Vice President, Software Group	58	2000
Michael D. Rhodin, Senior Vice President, Software Solutions Group	49	2010
Virginia M. Rometty, Senior Vice President, Global Sales and Distribution	52	2005
Linda S. Sanford, Senior Vice President, Enterprise Transformation	57	2000
Timothy S. Shaughnessy, Senior Vice President, Services Delivery	52	2004
Robert C. Weber, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	59	2006

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

        The Company may not meet its Growth and Productivity Objectives under its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions to remain competitive and to enable scaling of resources in both emerging and more established geographical markets. These various initiatives may not yield their intended gains in quality, productivity and enablement of rapid scaling, which may impact the company's ability to meet its growth and productivity objectives.

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

        Breaches of Data Security could impact the Company's Business: The company's products and services, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose the company, its customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for the company, as well as the loss of existing or potential customers and damage to the company's brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

        Tax Matters could impact the Company's Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM's provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company's results of operations and financial condition in future periods. In addition, IBM is subject to the continuous examination of its income tax returns by the United States Internal Revenue Service and other tax authorities. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the company's provision for income taxes and cash tax liability.

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the U.S. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2009 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The company's most critical accounting estimates are described in the Management Discussion in IBM's 2009 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note O, "Contingencies and Commitments," in IBM's 2009 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. Because by definition these estimates and assumptions involve the use of judgment, actual financial results may differ.

        The Company Depends on Skilled Personnel and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the company. In addition, as global opportunities and industry demand shifts, realignment and scaling of skilled resources may not be sufficiently rapid. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

        The Company is exposed to Currency and Customer Financing Risks that could impact its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's customer financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments; derivatives involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage its currency and customer financing risks will be successful.

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2009 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the credit worthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its reserves for uncollectible receivables, which could affect the company's consolidated net income in the period the adjustments are made.

        The Company's Reliance on Third Party Distribution Channels could impact its Business: The company offers its products directly and through a variety of third party distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, distributors and resellers may be unable to keep up with changes in technology and offerings, and the company may be unable to fund and enable appropriate partners to achieve growth objectives.

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

 Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2009, IBM's manufacturing and development facilities in the United States had aggregate floor space of 19 million square feet, of which 16 million was owned and 3 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 8 other countries totaled 6 million square feet, of which 2 million was owned and 4 million was leased. Of these amounts, 1 million square feet was being leased to non-IBM businesses.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note O, "Contingencies and Commitments," on pages 99 to 101 of IBM's 2009 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 128, 132 and 133 of IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 543,807 common stockholders of record at February 10, 2010.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2009— October 31, 2009	1,725,379	$121.71	1,725,379	$9,031,145,176
November 1, 2009— November 30, 2009	12,952,318	$125.68	12,952,318	$7,403,282,907
December 1, 2009— December 31, 2009	10,027,838	$128.66	10,027,838	$6,113,066,348

Total	24,705,535	$126.61	24,705,535

(1)
On February 26, 2008, the Board of Directors authorized $15.0 billion in funds for use in the company's common stock repurchase program. This authorization was fully utilized by November 2009. On April 28,

  2009 and October 27, 2009, the Board of Directors authorized an additional $3.0 billion and $5.0 billion, respectively, in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 127 and 128 of IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 61 of IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 55 and 56 of IBM's 2009 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 64 through 126 of IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 62 and 63 of IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        On February 23, 2010, IBM announced that Andrew N. Liveris has been elected to the IBM Board of Directors, effective February 23, 2010. Mr. Liveris has also become a member of IBM's Executive Compensation and Management Resources Committee. The company's compensatory and other arrangements for non-management directors are set forth in the company's most recent Proxy Statement. In connection with Mr. Liveris' election, Article III, Section 2 of IBM's By-laws was amended to increase the number of directors to fourteen, effective February 23, 2010. The full text of IBM's By-laws, as amended, is included as Exhibit 3 to this report.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 23, 2010)" on page 10 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2009 Director Compensation Narrative," "2009 Director Compensation Table," "2009 Compensation Discussion and Analysis," "2009 Summary Compensation Table Narrative," "2009 Summary Compensation Table," "2009 Grants of Plan-Based Awards Table," "2009 Outstanding Equity Awards at Fiscal Year-End Narrative," "2009 Outstanding Equity Awards at Fiscal Year-End Table," "2009 Option Exercises and Stock Vested Table," "2009 Retention Plan Narrative," "2009 Retention Plan Table," "2009 Pension Benefits Narrative," "2009 Pension Benefits Table," "2009 Nonqualified Deferred Compensation Narrative," "2009 Nonqualified Deferred Compensation Table," "2009 Potential Payments Upon Termination Narrative," "2009 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2009 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, all of which information is incorporated herein by reference.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	31,625,285		$108.10	—
RSUs	1,277,722		n/a	—
PSUs	2,848,328	(2)	n/a	—
Subtotal	35,751,335		$108.10	120,810,231
Equity compensation plans not approved by security holders
Options	41,585,172		$89.54	—
RSUs	12,127,932		n/a	—
PSUs	2,366,778	(2)	n/a	—
DCEAP Shares	102,660		n/a	—
Subtotal	56,182,542		$89.54	19,551,357
Total	91,933,877		$97.56	140,361,588

n/a is not applicable

RSUs—Restricted Stock Units, including Retention Restricted Stock Units

PSUs—Performance Share Units

DCEAP Shares—Shares under the DCEAP (see plan description below)

(1)
In connection with 35 acquisition transactions, 1,122,425 additional options were outstanding at December 31, 2009 as a result of the company's assumption of options granted by the acquired entities. The weighted-average exercise price of these options was $76.39. The company has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon the exercise of PSUs for equity compensation plans approved by security holders is 1,898,885 and for equity compensation plans not approved by security holders is 1,577,852. For additional information about PSUs, including payout calculations, refer to the information under "2009 Summary Compensation Table Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010.

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

        If the employment of a participant terminates, other than as a result of the death or disability of a participant, all unexercised, deferred and unpaid Awards shall be canceled immediately, unless the Award Agreement provides otherwise. In the event of the death of a participant or in the event a participant is deemed by the company to be disabled and eligible for benefits under the terms of the IBM Long-Term Disability Plan (or any successor plan or similar plan of another employer), the participant's estate, beneficiaries or representative, as the case may be, shall have the rights and duties of the participant under the applicable Award Agreement. In addition, unless the Award Agreement specifies otherwise, the Committee may cancel, rescind, suspend, withhold or otherwise limit or restrict any unexpired, unpaid, or deferred Awards at any time if the participant is not in compliance with all applicable provisions of the Award Agreement and the Plan. In addition, Awards may be cancelled if the participant engages in any conduct or act determined to be injurious, detrimental or prejudicial to any interest of the Company.

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

IBM DEFERRED COMPENSATION AND EQUITY AWARD PLAN

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993. Under the DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, all amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock at the director's election. (For additional information about the DCEAP, see the 2009 Director Compensation Narrative in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010).

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2009 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 63).

      Consolidated Statement of Earnings for the years ended December 31, 2009, 2008 and 2007 (page 64).

      Consolidated Statement of Financial Position at December 31, 2009 and 2008 (page 65).

      Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007 (page 66).

      Consolidated Statement of Changes in Equity at December 31, 2009, 2008 and 2007 (pages 67 through 69).

      Notes to Consolidated Financial Statements (pages 70 through 126).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
26		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The By-laws of IBM as amended through February 23, 2010.	3
(4)	Instruments defining the rights of security holders.

The instruments defining the rights of the holders of the 7.50% Debentures due 2013 are Exhibits 4(a) through 4(l) to Registration Statement No. 33-49475(1) on Form S-3, filed May 24, 1993, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d), respectively, to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3, respectively, to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 2.1% Notes due 2013 and Floating Rate Notes are Exhibits 2.1 and 3.1, respectively, to Form 8-K, filed on November 5, 2009, and are hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1994 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 33-53777 on Form S-8, as such amended plan was filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document effective June 8, 2009 were filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, are hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2009 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2010, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended effective October 28, 2008, was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

	The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*
	The IBM Excess 401(k) Plus Plan, a compensatory plan, as amended and restated through January 1, 2010 (formerly the IBM Executive Deferred Compensation Plan contained in Registration Statement No. 333-33692 on Form S-8), which amended and restated Plan is hereby incorporated by reference into such Registration Statement.*	10.1

	The IBM 401(k) Plus Plan, a compensatory plan, as amended and restated effective as of January 1, 2008, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (formerly the IBM Tax Deferred Savings Plan, contained in Registration Statement No. 333-09055 on Form S-8), is hereby incorporated by reference.*
	Amendment No. 1 to the IBM 401(k) Plus Plan, a compensatory plan, as approved September 11, 2009.*	10.2
	Amendment No. 2 to the IBM 401(k) Plus Plan, a compensatory plan, as approved November 16, 2009.*	10.3

	The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*

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
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note R, "Earnings Per Share of Common Stock," on page 104 of IBM's 2009 Annual Report to Stockholders, and is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
(101)
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the twelve month period ended December 31, 2009, 2008 and 2007, (ii) the Consolidated Statement of Financial Position at December 31, 2009 and 2008, (iii) the Consolidated Statement of Cash Flows for the twelve months ended December, 2009, 2008 and 2007, (iv) the Consolidated Statement of Changes in Equity for the twelve month period ended December 31, 2009, 2008 and 2007, (v) Financial Statement Schedule II, tagged as a single block of text and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graphs, set forth on pages 129 and 130 of IBM's 2009 Annual Report to Stockholders, are deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO Samuel J. Palmisano Chairman of the Board, President and Chief Executive Officer
Date: February 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL J. PALMISANO Samuel J. Palmisano	Chairman of the Board, President and Chief Executive Officer	February 23, 2010
/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President, Chief Financial Officer	February 23, 2010
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller	February 23, 2010

Cathleen Black William R. Brody Michael L. Eskew Shirley Ann Jackson W. James McNerney, Jr. Taizo Nishimuro James W. Owens Joan E. Spero Sidney Taurel	Director Director Director Director Director Director Director Director Director	By:	/s/ Andrew Bonzani Andrew Bonzani Attorney-in-fact February 23, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2010 appearing in the 2009 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 23, 2010

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2009
—Current	$633	$115	$(189)	$111	$669

—Noncurrent	$180	$33	$(56)	$(58)	$100

2008
—Current	$549	$170	$(92)	$5	$633

—Noncurrent	$59	$138	$(19)	$2	$180

2007
—Current	$543	$79	$(112)	$40	$549

—Noncurrent	$48	$23	$(18)	$5	$59

Allowance For Inventory Losses
2009	$643	$259	$(242)	$18	$679

2008	$669	$285	$(248)	$(63)	$643

2007	$612	$315	$(308)	$50	$669

Revenue Based Provisions
2009	$984	$3,969	$(4,019)	$(65)	$871

2008	$1,085	$6,145	$(6,195)	$(52)	$984

2007	$990	$5,812	$(5,722)	$5	$1,085

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