Form 10-Q
period 2010-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2010-04-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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

The registrant has 1,282,347,653 shares of common stock outstanding at March 31, 2010.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2010	2009
Revenue:
Services	$13,805	$13,178
Sales	8,508	7,949
Financing	545	584
Total revenue	22,857	21,711

Cost:
Services	9,384	9,063
Sales	3,224	2,902
Financing	273	316
Total cost	12,880	12,280

Gross profit	9,976	9,431

Expense and other income:
Selling, general and administrative	5,677	5,264
Research, development and engineering	1,509	1,480
Intellectual property and custom development income	(261)	(268)
Other (income) and expense	(545)	(304)
Interest expense	82	136
Total expense and other income	6,462	6,309

Income before income taxes	3,515	3,122
Provision for income taxes	914	827
Net income	$2,601	$2,295

Earnings per share of common stock:
Assuming dilution	$1.97	$1.70
Basic	$2.00	$1.71

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,321.6	1,349.5
Basic	1,301.2	1,344.3

Cash dividend per common share	$0.55	$0.50

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2010	2009

Assets:
Current assets:
Cash and cash equivalents	$12,472	$12,183
Marketable securities	1,505	1,791
Notes and accounts receivable — trade (net of allowances of $214 in 2010 and $217 in 2009)	9,324	10,736
Short-term financing receivables (net of allowances of $415 in 2010 and $438 in 2009)	13,083	14,914
Other accounts receivable (net of allowances of $9 in 2010 and $15 in 2009)	1,104	1,143
Inventories, at lower of average cost or market:
Finished goods	555	533
Work in process and raw materials	1,969	1,960
Total inventories	2,524	2,494
Deferred taxes	1,565	1,730
Prepaid expenses and other current assets	4,121	3,946
Total current assets	45,697	48,935

Plant, rental machines and other property	39,018	39,596
Less: Accumulated depreciation	25,178	25,431
Plant, rental machines and other property — net	13,841	14,165
Long-term financing receivables (net of allowances of $94 in 2010 and $97 in 2009)	9,542	10,644
Prepaid pension assets	3,289	3,001
Deferred taxes	3,537	4,195
Goodwill	20,889	20,190
Intangible assets — net	2,618	2,513
Investments and sundry assets	5,794	5,379
Total assets	$105,208	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At March 31, 2010	At December 31, 2009

Liabilities and equity:
Current liabilities:
Taxes	$2,775	$3,826
Short-term debt	5,014	4,168
Accounts payable	6,345	7,436
Compensation and benefits	3,701	4,505
Deferred income	11,456	10,845
Other accrued expenses and liabilities	5,285	5,223
Total current liabilities	34,575	36,002
Long-term debt	21,305	21,932
Retirement and nonpension postretirement benefit obligations	15,216	15,953
Deferred income	3,456	3,562
Other liabilities	8,506	8,819
Total liabilities	83,059	86,267

Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	42,665	41,810
Shares authorized: 4,687,500,000
Shares issued: 2010 - 2,135,047,313
2009 - 2,127,016,668
Retained earnings	82,783	80,900
Treasury stock - at cost	(85,238)	(81,243)
Shares: 2010 - 852,699,660
2009 - 821,679,245
Accumulated other comprehensive income/(loss)	(18,178)	(18,830)
Total IBM stockholders’ equity	22,033	22,637
Noncontrolling interests	116	118
Total equity	22,149	22,755
Total liabilities and equity	$105,208	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2010	2009

Cash flow from operating activities:
Net income	$2,601	$2,295
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	924	917
Amortization of intangibles	286	312
Stock-based compensation	169	137
Net (gain)/loss on asset sales and other	(578)	(298)
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,033	1,024
Net cash provided by operating activities	4,437	4,386

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(758)	(599)
Investment in software	(146)	(161)
Acquisition of businesses, net of cash acquired	(824)	(21)
Divestiture of businesses, net of cash transferred	—	356
Non-operating finance receivables — net	457	387
Purchases of marketable securities and other investments	(1,747)	(922)
Proceeds from disposition of marketable securities and other investments	2,319	912
Net cash used in investing activities	(699)	(48)

Cash flow from financing activities:
Proceeds from new debt	1,190	913
Payments to settle debt	(2,382)	(3,478)
Short-term borrowings/(repayments) less than 90 days — net	1,673	181
Common stock repurchases	(4,017)	(1,765)
Common stock transactions — other	885	242
Cash dividends paid	(718)	(675)
Net cash used in financing activities	(3,368)	(4,583)

Effect of exchange rate changes on cash and cash equivalents	(81)	(202)
Net change in cash and cash equivalents	289	(447)

Cash and cash equivalents at January 1	12,183	12,741
Cash and cash equivalents at March 31	$12,472	$12,294

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation: The accompanying Consolidated Financial Statements and footnotes thereto of the International Business Machines Corporation (IBM and/or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may be different. See the company’s 2009 Annual Report on pages 52 to 54 for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2009 Annual Report.

Noncontrolling interest amounts in income of $2 million, net of tax, for the three months ended March 31, 2010 and March 31, 2009, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item. Additionally, changes to noncontrolling interests are presented in Note 10, “Equity Activity”, on page 25.

Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures. See Note 4, “Fair Value”, on pages 11 to 13 for further information. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the company has elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

Also, in October 2009, the FASB issued guidance which amended the scope of existing software revenue recognition guidance. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance and are accounted for based on other applicable revenue recognition guidance. In addition, the amendments require that hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance must be adopted in the same period that the company adopts the amended guidance for arrangements with multiple deliverables described in the preceding paragraph. Therefore, the company elected to early adopt this guidance as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

See Note 3, “Revenue Recognition for Arrangements with Multiple Deliverables,” on pages 8 to 11 for the required disclosures and other information related to the adoption of these accounting standards.

Notes to Consolidated Financial Statements — (continued)

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs). The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The company adopted these amendments for interim and annual reporting periods beginning on January 1, 2010. The adoption of these amendments did not have a material impact on the Consolidated Financial Statements.

3. Revenue Recognition for Arrangements with Multiple Deliverables: As discussed in Note 2, “Accounting Changes,” on page 7, effective January 1, 2010 the company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The amended guidance does not generally change the units of accounting for the company’s revenue transactions. Most of the company’s products and services qualify as separate units of accounting.

The company enters into revenue arrangements that may consist of multiple deliverables of its products and services based on the needs of its clients. These arrangements may include any combination of services, software, hardware and/or financing. For example, a client may purchase a server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance service for the hardware. These types of arrangements can also include financing provided by the company. These arrangements consist of multiple deliverables, with the hardware and software delivered in one reporting period and the software support and hardware maintenance services delivered across multiple reporting periods. In another example, a client may outsource the running of its datacenter operations to the company on a long term, multiple year basis and periodically purchase servers and/or software products from the company to upgrade or expand its facility. The outsourcing services are provided on a continuous basis across multiple reporting periods and the hardware and software products are delivered in one reporting period. To the extent that a deliverable in a multiple-deliverable arrangement is subject to specific guidance that deliverable is accounted for in accordance with such specific guidance. Examples of such arrangements may include leased hardware which is subject to specific leasing guidance or software which is subject to specific software revenue recognition guidance on whether and/or how to separate multiple deliverable arrangements into separate units of accounting (separability) and how to allocate the arrangement consideration among those separate units of accounting (allocation). For all other deliverables in multiple-deliverable arrangements, the guidance below is applied for separability and allocation. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

•                  The delivered item(s) has value to the client on a stand-alone basis; and

•                  If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The revenue recognition policies described below are then applied to each unit of accounting, as applicable.

Services

The company’s primary services offerings include information technology (IT) datacenter and business process outsourcing, application management services, consulting and systems integration, technology infrastructure and system maintenance, Web hosting and the design and development of complex IT systems to a client’s specifications (design and build). These services are provided on a time-and-material basis, as a fixed-price contract or as a fixed-price per measure of output contract and the contract terms range from less than one year to over 10 years.

Revenue from IT datacenter and business process outsourcing contracts is recognized in the period the services are provided using either an objective measure of output or on a straight-line basis over the term of the contract. Under the output method, the amount of revenue recognized is based on the services delivered in the period.

Revenue from application management services, technology infrastructure and system maintenance and Web hosting contracts is primarily recognized on a straight-line basis over the terms of the contracts. Revenue from time-and-material

Notes to Consolidated Financial Statements — (continued)

contracts is recognized as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is recognized on a straight-line basis over the delivery period.

Revenue from fixed-price design and build contracts is recognized under the percentage-of-completion (POC) method.  Under the POC method, revenue is recognized based on the labor costs incurred to date as a percentage of the total estimated labor costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by management.

Hardware

The company’s hardware offerings include the sale or lease of system servers, storage solutions, retail store systems and the sale of semiconductor design and manufacturing services. The company provides warranties for its hardware products that range up to three years, with the majority being either one year or three years. The company also offers installation services for its more complex products.

Revenue from hardware sales and sales-type leases is recognized when risk of loss has transferred to the client and there are no unfulfilled company obligations that affect the client’s final acceptance of the arrangement. Any cost of standard warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized. Revenue from extended warranty contracts, for which the company is obligated to perform, is recorded as deferred income and subsequently recognized on a straight-line basis over the delivery period. Revenue from rentals and operating leases is recognized on a straight-line basis over the term of the rental or lease.

Software

Revenue from perpetual (one-time charge) license software is recognized at the inception of the license term if all revenue recognition criteria have been met. Revenue from term (recurring license charge) license software is recognized on a subscription basis over the period that the client is entitled to use the license. Revenue from subscription and support, which includes unspecified upgrades on a when-and-if-available basis is recognized on a straight-line basis over the period such items are delivered. In multiple-deliverable revenue arrangements that include software that is more than incidental to the products or services as a whole (software multiple-deliverable arrangements), software and software-related elements are accounted for in accordance with software revenue recognition guidance. Software-related elements include software products and services for which a software deliverable is essential to its functionality. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue recognition guidance and are accounted for based on other applicable revenue recognition guidance.

A software multiple-deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•                  The functionality of the delivered element(s) is not dependent on the undelivered element(s);

•                  There is VSOE of fair value of the undelivered element(s). VSOE of fair value is based on the price charged when the deliverable is sold separately by the company on a regular basis and not as part of the multiple-deliverable arrangement; and

•                  Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

If any one of these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight-line basis or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is VSOE of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative VSOE of fair value. There may be cases, however, in which there is VSOE of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements.

Notes to Consolidated Financial Statements — (continued)

The company’s multiple-deliverable arrangements may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple deliverable arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy (VSOE,TPE or BESP) in the new amended revenue accounting guidance. In the limited circumstances where the company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, BESP is used for the purposes of performing this allocation.

Financing

Financing income attributable to sales-type leases, direct financing leases and loans is recognized on the accrual basis using the effective interest method. Operating lease income is recognized on a straight-line basis over the term of the lease.

Determination of Best Estimate of Selling Price

In certain limited instances, the company is not able to establish VSOE for all elements in a multiple deliverable arrangement. When VSOE cannot be established, the company attempts to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

When the company is unable to establish selling price using VSOE or TPE, the company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis. Due to the fact that the company sells its products and services on a stand-alone basis, and therefore has established VSOE for its products and services offerings, the company expects to use BESP to determine the relative selling price for a product or service in a multiple-deliverable arrangement on an infrequent basis. An example of when BESP would be used is when the company sells a new product, for which VSOE and TPE does not exist, in a multiple deliverable arrangement prior to selling the new product on a stand-alone basis. During the first quarter of 2010, BESP was used in two transactions and the effects of its use were immaterial.

The company determines BESP for a product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, internal costs, profit objectives and pricing practices. The determination of BESP is a formal process within the company that includes review and approval by the company’s management. In addition, the company regularly reviews VSOE and TPE for its products and services, in addition to BESP.

Effect of Adoption

For transactions entered into prior to January 1, 2010, the company recognized revenue based on established revenue recognition guidance as it related to the elements within the arrangement. For the vast majority of the company’s arrangements involving multiple deliverables, the fee from the arrangement was allocated to each respective element based on its relative fair value, using VSOE. In the limited circumstances when the company was not able to determine VSOE for all of the elements of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. The residual method and recognition of revenue on a ratable basis were generally used in circumstances where VSOE, as applicable, was unavailable.

The new amended accounting standards for multiple-deliverable revenue arrangements and changes to the scope of existing software revenue recognition guidance if applied to transactions in the year ended December 31, 2009 would not have resulted in a material change to the company’s reported revenue for that fiscal year period.

In addition, there would not have been a material impact to revenue, as reported during the quarter ended March 31, 2010, if the transactions entered into or materially modified on or after January 1, 2010 were subject to the previous accounting guidance.

Notes to Consolidated Financial Statements — (continued)

As discussed in Note 2, “Accounting Changes,” there was no material impact in the quarter ended March 31, 2010 from the adoption of the amended revenue guidance. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a material impact on revenue in periods after the initial adoption.

See the company’s 2009 Annual Report, Note A, “Significant Accounting Policies,” on pages 70 and 71 and “Critical Accounting Estimates,” on pages 52 and 53 for additional information.

4. Fair Value: Exit prices are used to measure assets and liabilities that fall within the scope of the fair value measurements guidance. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

• Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

• Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

When available, the company uses unadjusted quoted market prices to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the ‘base valuations’ calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

•      Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.

•      Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

As an example, the fair value of derivatives is derived by a discounted cash flow model using observable market inputs such as known notional value amounts, yield curves, spot and forward exchange rates as well as discount rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a  model described above.

Non-financial assets such as property plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A in the 2009 Annual Report for further information. There were no material impairments of non-financial assets for the quarters ended March 31, 2010 and March 31, 2009.

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

(Dollars in millions)
At March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,192	$—	$4,192
Commercial paper	—	2,813	—	2,813
Money market funds	2,274	—	—	2,274
U.S. Federal Government securities	—	100	—	100
Other securities	—	73	—	73
Total	2,274	7,178	—	9,452
Debt securities — current(2)
Commercial paper	—	904	—	904
U.S. Federal Government securities	—	600	—	600
Other securities	—	2	—	2
Total	—	1,505	—	1,505
Debt securities — noncurrent(3)	3	6	—	9
Non-equity method alliance investments(3)	425	8	—	433
Derivative assets(4)
Interest rate contracts	—	510	—	510
Foreign exchange contracts	—	616	—	616
Equity contracts	—	5	—	5
Total	—	1,131	—	1,131	(6)
Total Assets	$2,701	$9,829	$—	$12,530	(6)

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$806	$—	$806
Total Liabilities	$—	$806	$—	$806	(6)

(1)     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)     Included within marketable securities in the Consolidated Statement of Financial Position.

(3)     Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)     The gross balances of derivative assets contained in prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2010 are $315 million and $815 million, respectively.

(5)     The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2010 are $525 million and $280 million, respectively.

(6)     If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $472 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,324	$—	$4,324
Commercial paper	—	2,099	—	2,099
Money market funds	2,780	—	—	2,780
Other securities	—	74	—	74
Total	2,780	6,497	—	9,277
Debt securities — current(2)
Commercial paper	—	1,491	—	1,491
U.S. Federal Government securities	—	300	—	300
Total	—	1,791	—	1,791
Debt securities — noncurrent(3)	3	6	—	9
Non-equity method alliance investments(3)	366	8	—	374
Derivative assets(4)
Interest rate contracts	—	426	—	426
Foreign exchange contracts	—	407	—	407
Equity contracts	—	5	—	5
Total	—	838	—	838	(6)
Total Assets	$3,149	$9,140	$—	$12,289	(6)

Liabilities:
Derivative liabilities(5)
Interest rate contracts	$—	$2	$—	$2
Foreign exchange contracts	—	1,553	—	1,553
Total Liabilities	$—	$1,555	$—	$1,555	(6)

(1)     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)     Included within marketable securities in the Consolidated Statement of Financial Position.

(3)     Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)     The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2009 are $273 million and $565 million, respectively.

(5)     The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2009 are $906 million and $649 million, respectively.

(6)     If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $573 million each.

There were no significant transfers between Levels 1 and 2 for the quarter ended March 31, 2010 and for the year ended December 31, 2009.

Notes to Consolidated Financial Statements — (continued)

5. Financial Instruments (excluding derivatives): Cash and cash equivalents, debt and marketable equity securities are recognized and measured at fair value in the company’s consolidated financial statements. Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction. The following methods and assumptions are used to estimate fair values:

Loans and Long-term Receivables

Estimates of fair value are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $21,305 million and $21,932 million and the estimated fair value is $22,261 million and $23,748 million at March 31, 2010 and December 31, 2009, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$4,192	$—	$(0)	$4,192
Commercial paper	2,813	—	(0)	2,813
Money market funds	2,274	—	—	2,274
U.S. Federal Government securities	100	—	(0)	100
Other securities	73	—	—	73
Total	$9,452	$—	$(0)	$9,452
Debt securities – current**
Commercial paper	$904	$—	$(0)	$904
Other securities	2	—	—	2
U.S. Federal Government securities	600	—	(0)	600
Total	$1,505	$—	$(0)	$1,505
Debt securities – noncurrent***
Other securities	$8	$1	$(0)	$9
Total	$8	$1	$(0)	$9
Non-equity method alliance investments***	$185	$248	$(0)	$433

*     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

**   Reported as marketable securities within the Consolidated Statement of Financial Position.

*** Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2009	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$4,324	$0	$—	$4,324
Commercial paper	2,099	—	(0)	2,099
Money market funds	2,780	—	—	2,780
Other securities	74	—	—	74
Total	$9,277	$0	$(0)	$9,277
Debt securities — current**
Commercial paper	$1,491	$—	$(0)	1,491
U.S. Federal Government securities	300	0	—	300
Total	$1,791	$0	$(0)	$1,791
Debt securities — noncurrent***
Other securities	$9	$0	$(0)	$9
Total	$9	$0	$(0)	$9
Non-equity method alliance investments***	$183	$201	$(10)	$374

*     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

**   Reported as marketable securities within the Consolidated Statement of Financial Position.

*** Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of March 31, 2010, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $9 million and $5 million for the three months ended March 31, 2010 and 2009, respectively. The gross realized  gains (before taxes) on these sales totaled $4 million for the three months ended March 31, 2010. The gross realized losses (before taxes) on these sales totaled $9 million for the three months ended March 31, 2009. The company determines the cost of the securities sold based on the specific identification method.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net gains/(losses) reclassified from accumulated other comprehensive income/(loss) into net income were as follows:

(Dollars in millions) For the three months ended March 31:	2010	2009
Net unrealized gains/(losses) arising during the period	$41	$(11)
Less: Net (losses)/gains included in net income for the period*	(1)	(5)
Net change in unrealized gains/(losses) on marketable securities	$42	$(6)

* Includes writedowns of $3.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2010.

Notes to Consolidated Financial Statements — (continued)

6. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2010	2009

Current:
Net investment in sales-type and direct financing leases	$4,041	$4,105
Commercial financing receivables	4,066	5,604
Client loan receivables	4,310	4,475
Installment payment receivables	666	730
Total	$13,083	$14,914
Noncurrent:
Net investment in sales-type and direct financing leases	$4,868	$5,331
Commercial financing receivables	53	58
Client loan receivables	4,174	4,759
Installment payment receivables	447	496
Total	$9,542	$10,644

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s systems products and are for terms ranging from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $815 million and $849 million at March 31, 2010 and December 31, 2009, respectively, and is reflected net of unearned income of $842 million and $905 million and of allowance for doubtful accounts receivable of $158 million and $159 million at those dates, respectively.

Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables are loans that are provided by Global Financing primarily to clients to finance the purchase of  software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from two to seven years. Each financing contract is priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $258 million and $271 million at March 31, 2010 and December 31, 2009, respectively.

The company did not have any financing receivables held for sale as of March 31, 2010 and December 31, 2009.

7. Derivatives and Hedging Transactions: The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity and commodity price changes and client credit risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the

Notes to Consolidated Financial Statements — (continued)

arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default. The company is also a party to collateral security arrangements with certain counterparties.  These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2010 and December 31, 2009 was $245 million and $779 million, respectively, for which the company has posted collateral of $0.2 million and $37 million, respectively. Full overnight collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of March 31, 2010 and December 31, 2009 was $1,130 million and $838 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $472 million and $573 million at March 31, 2010 and December 31, 2009, respectively, of liabilities included in master netting arrangements with those counterparties.  The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At March 31, 2010, the amount recognized in other receivables for the right to reclaim cash collateral totaled $0.2 million. At December 31, 2009, $37 million was recorded in prepaid expenses and other current assets for the right to reclaim cash collateral. The amounts recognized in accounts payable for the obligation to return cash collateral totaled $75 million at March 31, 2010. The company had no obligation to return cash collateral at December 31, 2009. The company restricts the use of cash collateral received to rehypothecation and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At March 31, 2010, $0.2 million was rehypothecated.

The company may employ derivative instruments to hedge the volatility in stockholders’ equity resulting from changes in currency exchange rates of significant foreign subsidiaries of the company with respect to the U.S. dollar. These instruments, designated as net investment hedges, expose the company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity which is not offset by a cash flow from the translation of the underlying hedged equity. The company monitors the cash loss potential on an ongoing basis and may discontinue some of these hedging relationships by de-designating the derivative instrument to manage this liquidity risk. Although not designated as accounting hedges, the company may utilize derivatives to offset the changes in fair value of the de-designated instruments from the date of de-designation until maturity. The company expended $27 million and $144 million, respectively, related to maturities of derivative instruments that existed in qualifying net investment hedge relationships in the three months ending March 31, 2010 and March 31, 2009. At March 31, 2010 and December 31, 2009, the company had assets of $152 million and $84 million, respectively, representing the fair value of derivative instruments in qualifying net investment hedge relationships. The weighted-average remaining maturity of these instruments at March 31, 2010 and December 31, 2009 was approximately 0.8 years and 1.6 years, respectively. In addition, at March 31, 2010 and December 31, 2009, the company had liabilities of $290 million and $318 million, respectively, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to March 31, 2010 and December 31, 2009, respectively; of these amounts $120 million and $94 million are expected to mature over the next twelve months, respectively. The notional amount of these instruments at March 31, 2010 and December 31, 2009 was $2.1 billion and $2.3 billion, respectively, including original and offsetting transactions.

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and cross-currency swaps, depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2010 and December 31, 2009, the total notional amount of the company’s interest rate swaps was $7.6 billion and $9.1 billion, respectively.

Notes to Consolidated Financial Statements — (continued)

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2010 and December 31, 2009.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A significant portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2010 and December 31, 2009, the total notional amount of derivative instruments designated as net investment hedges was $2.4 billion and $1.0 billion, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At March 31, 2010 and December 31, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $17.7 billion and $18.7 billion, with a weighted-average remaining maturity of 1.2 years and 1.3 years, respectively.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At March 31, 2010 and December 31, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.2 billion and $0.3 billion, respectively.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $12.7 billion and $13.1 billion, respectively.

Notes to Consolidated Financial Statements — (continued)

Equity Risk Management

The company is exposed to market price changes primarily related to certain obligations to employees. These exposures are primarily related to market price movements in certain broad equity market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $0.8 billion and $0.8 billion, respectively.

Other Risks

The company holds warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The amount of shares to be purchased under these agreements was immaterial at March 31, 2010 and December 31, 2009. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2010 and December 31, 2009.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of March 31, 2010 and December 31, 2009 as well as for the three months ended March 31, 2010 and 2009, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Value of Derivative Instruments

As of March 31, 2010

	Fair value of derivative assets			Fair value of derivative liabilities
(Dollars in millions)	Designated as hedging instruments	Not designated as hedging instruments	Total	Designated as hedging instruments	Not designated as hedging instruments	Total

Interest rate contracts:
Prepaid expenses and other current assets	$2	$—	$2	$—	$—	$—
Investments and sundry assets	508	—	508	—	—	—
Other liabilities	—	—	—	—	—	—

Foreign exchange contracts:
Prepaid expenses and other current assets	224	85	309	—	—	—
Investments and sundry assets	291	16	307	—	—	—
Other accrued expenses and liabilities		—	—	289	236	525
Other liabilities	—	—	—	111	170	280

Equity contracts:
Prepaid expenses and other current assets	—	5	5	—	—	—
Other accrued expenses and liabilities	—	—	—	—	0	0
						—
Fair value of derivative assets and liabilities	$1,024	$106	$1,130	$399	$406	$806

Total debt designated as hedging instruments:
Short-term debt	NA	NA	NA	$—	$—	$—
Long-term debt	NA	NA	NA	2,505	—	2,505

Total			$1,130			$3,310

NA — not applicable

Notes to Consolidated Financial Statements — (continued)

Fair Value of Derivative Instruments

As of December 31, 2009

	Fair value of derivative assets			Fair value of derivative liabilities
(Dollars in millions)	Designated as hedging instruments	Not designated as hedging instruments	Total	Designated as hedging instruments	Not designated as hedging instruments	Total

Interest rate contracts:
Prepaid expenses and other current assets	$43	$—	$43	$—	$—	$—
Investments and sundry assets	383	—	383	—	—	—
Other liabilities	—	—	—	2	—	2

Foreign exchange contracts:
Prepaid expenses and other current assets	74	151	225	—	—	—
Investments and sundry assets	156	26	182	—	—	—
Other accrued expenses and liabilities		—	—	602	304	906
Other liabilities	—	—	—	423	224	647

Equity contracts:
Prepaid expenses and other current assets	—	5	5	—	—	—
Other accrued expenses and liabilities	—	—	—	—	0	0
						—
Fair value of derivative assets and liabilities	$656	$182	$838	$1,027	$528	$1,555

Total debt designated as hedging instruments:
Short-term debt	NA	NA	NA	$1,440	$—	$1,440
Long-term debt	NA	NA	NA	2,618	—	2,618

Total			$838			$5,613

NA — not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the three months ended March 31, 2010 and 2009

	Consolidated	Gain (loss) recognized in earnings
	Statement of Earnings line	Recognized on derivatives (2)		Attributable to risk being hedged (3)
($ in millions)	item	2010	2009	2010	2009
Derivative instruments in fair value hedges:
Interest Rate Contracts	Cost of financing	$72	$(46)	$(24)	$73
	Interest expense	40	(32)	(14)	50
Derivative instruments not designated as hedging instruments: (1)
Foreign Exchange Contracts	Other (income) and expense	(128)	(172)	NA	NA
Equity Contracts	SG&A expense	21	(27)	NA	NA

Total		$5	$(277)	$(38)	$123

	Gain (loss) recognized in earnings and other comprehensive income
	Effective portion recognized in AOCI		Consolidated Statement of Earnings line	Effective portion reclassified from AOCI to earnings		(Ineffectiveness) and amounts excluded from effectiveness testing (4)
	2010	2009	item	2010	2009	2010	2009
Derivative instruments in cash flow hedges:
Interest rate contracts	$(0)	$(0)	Interest income	$(2)	$(9)	$—	$—

Foreign exchange contracts	631	779	Other (income) and expense	(53)	123	(6)	—
			Cost of sales	(88)	59	—	—
			SG&A expense	(51)	36	—	—
Derivative instruments in net investment hedges:
Foreign exchange contracts	247	195	Interest expense	—	0	—	(1)

Total	$878	$974		$(194)	$209	$(6)	$(1)

NA — not applicable

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.

(1) See Note 7 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

At March 31, 2010 and March 31, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $106 million and $661 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Of this amount, $8 million and $531 million of gains are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At March 31, 2010 and March 31, 2009, net losses of approximately $16 million and $16 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the

Notes to Consolidated Financial Statements — (continued)

company’s borrowings. Of these amounts, $10 million and $13 million of losses, respectively, are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the three months ending March 31, 2010, and March 31, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the 2009 IBM Annual Report, Note A, “Significant Accounting Policies” on pages 76 and 77 for additional information on the company’s use of derivative instruments.

8. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

(Dollars in millions)
For the three months ended March 31:	2010	2009
Cost	$25	$24
Selling, general and administrative expense	133	101
Research, development and engineering expense	12	12
Pre-tax stock-based compensation cost	169	137
Income tax benefits	(62)	(48)
Total stock-based compensation cost	$107	$89

The increase in pre-tax stock-based compensation cost for the three-month period ended March 31, 2010, as compared to the corresponding period in the prior year, was principally the result of an increase related to restricted and performance-based stock units ($49 million), partially offset by a reduction in the level of stock option grants ($17 million).

As of March 31, 2010, the total unrecognized compensation cost of $958 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2010 and 2009.

9. Segments: The following table reflects the results of operations of the segments consistent with the company’s management and measurement system. These results are not necessarily a depiction that is in conformity with GAAP. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended March 31, 2010:

External revenue	$9,306	$4,410	$5,018	$3,385	$537	$22,657
Internal revenue	320	203	758	173	403	1,858
Total revenue	$9,626	$4,613	$5,776	$3,559	$941	$24,515
Pre-tax income	$964	$445	$2,052	$(170)	$427	$3,719
Revenue year-to-year change	5.8%	(0.4)%	12.1%	4.5%	(2.9)%	5.4%
Pre-tax income year-to-year change	(12.6)%	(14.6)%	53.7%	nm %	18.7%	11.1%
Pre-tax income margin	10.0%	9.7%	35.5%	(4.8)%	45.4%	15.2%

For the three months ended March 31, 2009:

External revenue	$8,754	$4,397	$4,539	$3,228	$578	$21,498
Internal revenue	342	232	614	176	390	1,754
Total revenue	$9,096	$4,629	$5,153	$3,404	$968	$23,251
Pre-tax income	$1,104	$521	$1,335	$28	$360	$3,348

Pre-tax income margin	12.1%	11.3%	25.9%	0.8%	37.2%	14.4%

nm -  not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2010	2009
Revenue:
Total reportable segments	$24,515	$23,251
Eliminations/other	(1,658)	(1,540)
Total IBM Consolidated	$22,857	$21,711

Pre-tax income:
Total reportable segments	$3,719	$3,348
Eliminations/other	(205)	(226)
Total IBM Consolidated	$3,515	$3,122

Notes to Consolidated Financial Statements — (continued)

10. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2010	$41,810	$80,900	$(81,243)	$(18,830)	$22,637	$118	$22,755
Net income		2,601			2,601		2,601
Other comprehensive income/(loss), net of tax (total)				652	652		652
Cash dividends declared — common stock		(718)			(718)		(718)
Stock transactions related to employee plans — net	854		100		955		955
Other treasury shares purchased — not retired			(4,095)		(4,095)		(4,095)
Changes in noncontrolling interests					—	(2)	(2)
Equity — March 31, 2010	$42,665	$82,783	$(85,238)	$(18,178)	$22,033	$116	$22,149

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2009	$39,129	$70,353	$(74,171)	$(21,845)	$13,465	$119	$13,584
Net income		2,295			2,295		2,295
Other comprehensive income/(loss), net of tax (total)				196	196		196
Cash dividends declared — common stock		(675)			(675)		(675)
Stock transactions related to employee plans — net	301	(6)	(9)		286		286
Other treasury shares purchased — not retired			(1,968)		(1,968)		(1,968)
Changes in noncontrolling interests					—	$(27)	$(27)
Equity — March 31, 2009	$39,430	$71,968	$(76,148)	$(21,649)	$13,601	$92	$13,693

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus Other comprehensive income/(loss), a component of stockholders’ equity in the Consolidated Statement of Financial Position:

(Dollars in millions)
For the three months ended March 31:	2010	2009
Net income	$2,601	$2,295
Other comprehensive income/(loss) — net of tax:
Foreign currency translation adjustments	(152)	(384)
Net change in retirement-related benefit plans	224	233
Net unrealized gains/(losses) on marketable securities	42	(6)
Net unrealized gains on cash flow hedge derivatives	539	354
Total other comprehensive income/(loss)	652	196
Net income plus other comprehensive income/(loss)	$3,253	$2,491

11. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009*	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$321	$351	(8.5)%
Nonpension postretirement plans — cost	87	85	2.1
Total	$408	$436	(6.4)%

* Reclassified to conform with 2010 presentation.

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2010	2009	2010	2009*
Service cost	$—	$—	$127	$139
Interest cost	653	675	469	442
Expected return on plan assets	(1,007)	(1,002)	(626)	(593)
Amortization of prior service cost/(credits)	2	2	(42)	(30)
Recognized actuarial losses	119	109	178	160
Plan amendments/curtailments/settlements	—	—	27	9
Multiemployer plan/other costs	—	—	31	23
Total net periodic pension (income)/cost of defined benefit plans	(234)	(216)	165	149
Cost of defined contribution plans	265	306	124	112
Total pension plan cost recognized in the Consolidated Statement of Earnings	$31	$90	$290	$261

* Reclassified to conform with 2010 presentation.

In 2010, the company expects to contribute to its non-U.S. defined benefit plans approximately $800 million, which is the legally mandated minimum contribution for the company’s non-U.S. plans. In the first quarter of 2010, the company contributed $213 million to its non-U.S. plans.

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2010	2009	2010	2009
Service cost	$9	$11	$2	$2
Interest cost	65	71	15	11
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service credits	(4)	(10)	(1)	(1)
Recognized actuarial losses	—	—	3	3
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$71	$72	$16	$13

The company received a $9.0 million subsidy in the first quarter of 2010 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see page 121 in the company’s 2009 Annual Report.

12. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2010, the company completed five acquisitions at an aggregate cost of $996 million.

The Software segment completed three acquisitions in the first quarter: Lombardi Software, Inc., Intelliden Inc. and Initiate Systems, Inc., all privately held companies.  Global Technology Services (GTS) completed one acquisition in the first quarter: the core operating assets of Wilshire Credit Corporation.  Global Business Services (GBS) completed one acquisition in the first quarter:  National Interest Security Company, LLC, a privately held company.

Each acquisition further complemented and enhanced the company’s portfolio of product offerings.  Lombardi is a leading provider of business process management software and services and will become part of the company’s application integration software portfolio. Intelliden is a leading provider of intelligent network automation software and will extend the company’s network management offerings. Initiate is a market leader in data integrity software for information sharing among health care and government organizations. Wilshire’s mortgage servicing platform will continue the company’s strategic focus on the mortgage services industry and strengthens its commitment to deliver mortgage business process outsourcing solutions.  National Interest Security Company will strengthen the company’s ability to deliver advanced analytics and IT solutions to the public sector. Purchase price consideration for all acquisitions is paid in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2010:

(Dollars in millions)	Amortization Life (yrs.)	Total Acquisitions
Current assets		$177
Fixed assets/noncurrent		14
Intangible assets:
Goodwill	NA	724
Completed technology	3-7	132
Client relationships	3-7	105
In-Process Research and Development	NA	4
Patents/trademarks	1-7	5
Total assets acquired		1,161
Current liabilities		(137)
Noncurrent liabilities		(28)
Total liabilities assumed		(165)
Total purchase price		$996

NA – not applicable

Notes to Consolidated Financial Statements — (continued)

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.0 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $724 million has been assigned to the Software ($439 million), GTS ($31 million) and GBS ($253 million) segments. It is expected that approximately 25 percent of the goodwill will be deductible for tax purposes.

Divestitures: On March 31, 2010, the company completed the sale of its activities associated with the sales and support of Dassault Systemes’ (Dassault) product lifecycle management (PLM) software, including customer contracts and related assets to Dassault. The company received net proceeds of $459 million and recognized a net gain of $591 million on the transaction in the first quarter of 2010. The gain was net of the fair value of certain contractual terms, certain transaction costs and the assets and liabilities sold. The gain was recorded in other (income) and expense on the Consolidated Statement of Earnings and the net proceeds are reflected in proceeds from disposition of marketable securities and other investments within cash flow from investing activities on the Consolidated Statement of Cash Flows.

On March 16, 2009, the company completed the sale of certain processes, resources, assets and third-party contracts related to its core logistics operations to Geodis. The company received cash proceeds of $365 million and recognized a net gain of $298 million on the transaction in the first quarter of 2009. The gain was net of the fair value of certain contractual terms, certain transaction costs and related real estate charges. As part of this transaction, the company outsourced its logistics operations to Geodis which will enable the company to leverage industry-leading skills and scale and improve the productivity of the company’s supply chain.

In 2007, the company divested 51 percent of its printing business (InfoPrint) to Ricoh. The company also stated that it would divest its remaining ownership to Ricoh quarterly over a three year period from the closing date. At March 31, 2010, the company’s ownership in InfoPrint was 3.9 percent. See the company’s 2009 Annual Report on pages 85 and 86 for additional information.

13. Intangible Assets Including Goodwill: The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,717	$(824)	$893
Client-related	1,289	(546)	743
Completed technology	1,342	(496)	846
In-process R&D	4	0	4
Patents/trademarks	174	(60)	114
Other(a)	70	(52)	18
Total	$4,597	$(1,978)	$2,618

	At December 31, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,765	$(846)	$919
Client-related	1,367	(677)	690
Completed technology	1,222	(452)	770
Patents/trademarks	174	(59)	115
Other(a)	94	(75)	19
Total	$4,622	$(2,109)	$2,513

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems, and impacts from currency translation.

Notes to Consolidated Financial Statements — (continued)

The net carrying amount of intangible assets increased $105 million during the first quarter of 2010, primarily due to acquired intangibles additions, partially offset by amortization. The aggregate intangible amortization expense was $286 million and $312 million for the quarters ended March 31, 2010 and 2009, respectively. In addition, in the first quarter, the company retired $400 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2010:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2010 (for Q2-Q4)	$441	$344	$785
2011	335	415	750
2012	106	349	455
2013	7	311	318
2014	—	178	178

The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2010 and for the year ended December 31, 2009 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	3/31/10
Global Business Services	$4,042	$253	$—	$—	$(97)	$4,198
Global Technology Services	2,777	31	—	—	(93)	2,716
Software	12,605	439	(4)	—	170	13,210
Systems and Technology	766	—	—	—	(1)	765
Total	$20,190	$724	$(4)	$—	$(20)	$20,889

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/09	Additions	Adjustments	Divestitures	Adjustments	12/31/09
Global Business Services	$3,870	$—	$—	$—	$172	$4,042
Global Technology Services	2,616	10	1	—	150	2,777
Software	10,966	994	(50)	(13)	708	12,605
Systems and Technology	772	—	(7)	—	1	766
Total	$18,226	$1,004	$(56)	$(13)	$1,031	$20,190

Purchase price adjustments recorded in the first quarter of 2010 and full year 2009 were related to acquisitions that were completed on or prior to March 31, 2010 or December 31, 2009, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first quarter of 2010 or the full year 2009 and the company has no accumulated impairment losses.

Notes to Consolidated Financial Statements — (continued)

14. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second quarter of 2005 associated with Global Services, primarily in Europe; (2) the fourth quarter of 2002 associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2010	Payments	Adjustments *	3/31/2010
Current:
Workforce	$71	$(18)	$—	$53
Space	16	(6)	3	12
Total Current	$87	$(24)	$3	$65
Noncurrent:
Workforce	$427	$—	$(22)	$405
Space	14	—	(3)	11
Total Noncurrent	$441	$—	$(25)	$415

*      Principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

15. Contingencies The company is involved in a variety of claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, foreign operations, antitrust and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business.

The following is a summary of the more significant legal matters involving the company.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Chapter 11 Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010.  The jury found that Novell is the owner of UNIX and UnixWare copyrights, and the issues currently pending before the judge include whether SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements.

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain intellectual property rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI.  As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM. This decision has been appealed by T3. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Union competition law based on the facts alleged in the above-referenced U.S. litigation involving T3.  In March 2010, TurboHercules SAS filed a similar complaint with the European Commission.  IBM has been notified that the

Notes to Consolidated Financial Statements — (continued)

U.S. Department of Justice (DOJ) and the European Commission are investigating possible antitrust violations by IBM. The DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM, and the European Commission has also requested certain information.

The company is a defendant in an action filed on December 14, 2009 in the United States District Court for the Western District of Texas by Neon Enterprise Software, LLC. Neon alleges that the company has interfered with Neon’s efforts to license its zPrime software. They seek damages and injunctive relief. In late January 2010, IBM filed its answer to Neon’s complaint and asserted counterclaims against Neon.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government-controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the Securities and Exchange Commission (SEC) have both contacted the company in connection with this matter. In March 2008, the company received a request from the SEC for additional information.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2010, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is

Notes to Consolidated Financial Statements — (continued)

possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

16. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,619 million and $3,576 million at March 31, 2010 and December 31, 2009, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,634 million and $2,788 million at March 31, 2010 and December 31, 2009, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $83 million and $85 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Standard Warranty Liability

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts  are presented in the following tables:

(Dollars in millions)	2010	2009
Balance at January 1	$316	$358
Current period accruals	94	77
Accrual adjustments to reflect actual experience	2	12
Charges incurred	(100)	(103)
Balance at March 31	$312	$344

Notes to Consolidated Financial Statements — (continued)

Extended Warranty Liability

(Dollars in millions)	2010	2009
Aggregate deferred revenue at January 1	$665	$589
Revenue deferred for new extended warranty contracts	66	73
Amortization of deferred revenue	(79)	(64)
Other*	(8)	(12)
Aggregate deferred revenue at March 31	$644	$586

Current portion	$297	$253
Noncurrent portion	347	333
Aggregate deferred revenue at March 31	$644	$586

* Other primarily consists of foreign currency translation adjustments.

17. Subsequent Events: On April 27, 2010, the company announced that the Board of Directors approved a quarterly dividend of $0.65 per common share. The dividend is payable June 10, 2010 to stockholders of record on May 10, 2010. The dividend declaration represents an increase of $0.10 and is 18 percent higher than the prior quarterly dividend of $0.55 per common share.

On April 27, 2010, the company announced that the Board of Directors authorized $8 billion in additional funds for use in the company’s common stock repurchase program.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2010

Snapshot

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2010	2009	Change
Revenue	$22,857	$21,711	5.3	%*
Gross profit margin	43.6%	43.4%	0.2	pts.
Total expense and other income	$6,462	$6,309	2.4%
Total expense and other income to revenue ratio	28.3%	29.1%	(0.8	)pts.
Provision for income taxes	$914	$827	10.4%
Net income	$2,601	$2,295	13.3%
Net income margin	11.4%	10.6%	0.8	pts.
Earnings per share:
Assuming dilution	$1.97	$1.70	15.9%
Basic	$2.00	$1.71	17.0%
Weighted-average shares outstanding:
Assuming dilution	1,321.6	1,349.5	(2.1)%
Basic	1,301.2	1,344.3	(3.2)%

	3/31/10	12/31/09
Assets	$105,208	$109,022	(3.5)%
Liabilities	$83,059	$86,267	(3.7)%
Equity	$22,149	$22,755	(2.7)%

*   (0.1) percent adjusted for currency

Within the Management Discussion, selected references to “adjusted for currency” or “at constant currency” are made so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is based on the pricing currency for each country, which is typically the functional currency.

In the first quarter of 2010, the company continued to deliver value to its clients and solid financial results to its investors  with profit growth driven by improved revenue performance, an improving business mix, continued margin expansion, expense productivity and a continuing strong cash position. The financial performance in the quarter continued to reflect the strength of the company’s global model and the results of the strategic transformation of the business.

The company’s transformation is driven by a combination of shifting the business mix to higher value areas, improving operating leverage through productivity and investing to capture growth opportunities.

Total revenue increased 5.3 percent (flat adjusted for currency) compared to the first quarter of 2009. Revenue performance was very strong in the company’s key growth investment areas. Total revenue from the growth markets increased 20.0 percent (8 percent adjusted for currency) with performance driven by the BRIC countries of Brazil, Russia, India and China, which increased 23.0 percent (14 percent adjusted for currency) as these countries build out and integrate their public and private infrastructures. Segment performance was driven by Software, which increased 10.6 percent (5 percent adjusted for currency), with share gains in each of the middleware software brands. Business analytics is one of the fundamental drivers of the Software performance, and across both Software and Global Services business analytics revenue increased at a double-digit rate in the first quarter compared to the prior year.

In  January 2010, the company stated that it expected to improve its year-to-year revenue growth rate from the fourth quarter of 2009 to the first quarter of 2010 by 4-5 points at both actual currency rates and at constant currency. In the first quarter of 2010, when compared to the fourth quarter of 2009, the revenue growth rate improved 4 points on an as reported basis and 5 points at constant currency. With the dollar strengthening, currency was less of a help than anticipated, contributing approximately 5 points of growth versus the 6-7 points expected based on the mid-January spot rates. This impacted revenue by approximately $250

Management Discussion — (continued)

million, highlighting that the company’s underlying business performance was better than expected.  The improvement in revenue growth from the fourth quarter was broad-based with improvements across the company’s major segments and geographies. In addition, both the major markets and growth markets improved — the major markets improved 4 points (5 points adjusted for currency) and the growth markets improved 6 points as reported and at constant currency.

The following table presents the changes in the year-to-year revenue growth rates from the fourth quarter of 2009 to the first quarter of 2010:

			Adjusted
	As		For
Segment Revenue	Reported		Currency
Global Technology Services	2	pts.	3	pts.
Global Business Services	3	pts.	4	pts.
Software	8	pts.	9	pts.
Systems & Technology	9	pts.	11	pts.
Global Financing	(1	)pts.	(1	)pts.
Total Revenue	4	pts.	5	pts.

			Adjusted
	As		For
Geography Revenue	Reported		Currency
Americas	5	pts.	6	pts.
Europe/Middle East/Africa	3	pts.	5	pts.
Asia Pacific	4	pts.	4	pts.

Major markets	4	pts.	5	pts.
Growth markets	6	pts.	6	pts.
BRIC countries	5	pts.	7	pts.

Gross profit margins improved reflecting the shift to higher value businesses and the continued focus on productivity and cost management. The consolidated gross profit margin increased 0.2 points versus the first quarter of 2009 to 43.6 percent. Gross profit margin performance by segment and the impact to the consolidated gross margin was as follows :

	Gross	Yr.-to Yr.		Consolidated
	Margin	Change		Impact
Global Technology Services	34.4%	0.5	pts.	0.1	pts.
Global Business Services	27.3%	0.7	pts.	0.3	pts.
Software	84.6%	0.4	pts.	0.5	pts.
Systems & Technology	33.6%	(0.4	)pts.	(0.1	)pts.
Global Financing	49.8%	3.9	pts.	0.1	pts.

Total expense and other income increased 2.4 percent in the first quarter compared to the prior year. The year-to-year drivers were approximately :

•                  Operational expense, (5) points

•                  Currency, 7 points

•                  Acquisitions, 1 point

In the first quarter, the company completed the sale of its Product Lifecycle Management (PLM) software activities to Dassault and recorded a pre-tax gain of $591 million on the transaction. In addition, company’s workforce rebalancing charges in the quarter were $559 million with the majority of the spending in Europe and Asia Pacific. In the first quarter of 2009, the company recorded a pre-tax gain of $298 million related to the sale of its core logistics operations to Geodis. Workforce rebalancing charges in that quarter were $265 million. The combined impact of these 2010 and 2009 actions had no impact on the company’s first quarter 2010 year-to-year consolidated financial performance as highlighted in the table on the following page:

Management Discussion — (continued)

(Dollars in millions) For the three months ended March 31:	2010	2009
Workforce rebalancing charges	$559	$265
Gain on sale of PLM	(591)	—
Gain on sale of Core Logistics	—	(298)
Net gain reflected in pre-tax income	$(33)	$(33)

Pre-tax income grew 12.6 percent and the pre-tax margin was 15.4 percent, an increase of 1.0 points versus the first quarter of 2009. Net income increased 13.3 percent reflecting a slight improvement in the tax rate. The effective tax rate for the first quarter was 26.0 percent, compared with 26.5 percent in the prior year.

Diluted earnings per share improved 15.9 percent reflecting the strong growth in net income and the benefits of the common stock repurchase program. In the first quarter, the company repurchased 32 million shares of its common stock. Diluted earnings per share of $1.97 increased $0.27 from the prior year driven by the following factors :

•	Revenue increase at actual rates:	$0.09
•	Gross margin increase of 0.2 points:	$0.03
•	Expense productivity:	$0.10
•	Tax rate decrease of 0.5 points:	$0.01
•	Common stock repurchases:	$0.04

In the first quarter, the improvement in earnings per share was balanced with contribution from all the key drivers — revenue growth, margin expansion and the effective use of cash.

At March 31, 2010, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s full year objectives. Key drivers in the company’s balance sheet and total cash flows are highlighted below.

Total assets decreased $3,814 million ($2,616 million adjusted for currency) from December 31, 2009 driven by:

•                  Decreases in total receivables ($4,383 million) and deferred taxes ($822 million), partially offset by;

•                  Increased goodwill ($699 million), investments and sundry assets ($414 million), prepaid pension assets ($288 million) and intangible assets ($105 million).

The company had $13,977 million in cash and marketable securities at March 31, 2010. This balance was flat compared to the prior year-end position.

Total liabilities decreased $3,208 million ($2,074 million adjusted for currency) from December 31, 2009 driven by:

•                  Decreases in accounts payable ($1,091 million), taxes ($1,051 million), compensation and benefits ($804 million) and retirement and nonpension postretirement ($736 million), partially offset by;

•                  Increased deferred income ($505 million).

Total equity of $22,149 million decreased $606 million from December 31, 2009 as a result of:

•                  Increased treasury stock ($3,994 million) and lower foreign currency translation adjustments ($152 million), partially offset by;

•                  Higher retained earnings ($1,884 million), common stock ($854 million) and increased net unrealized gains on cash flow derivatives ($539 million).

Total Global Services signings were $12,266 million, a decrease of 2.1 percent (7 percent adjusted for currency) versus the first quarter of 2009. Signings performance was impacted by a decline in Application Management Services signings of 23 percent (27 percent adjusted for currency) due to a very strong quarter in the prior year; excluding Application Management Services signings, total signings would have increased 4 percent (decreased 2 percent adjusted for currency). The estimated Global Services backlog was $134 billion at March 31, 2010, up $8 billion ($1 billion adjusted for currency) versus the prior year quarter-end balance and a decrease of $3 billion ($1 billion adjusted for currency) from December 31, 2009.

Management Discussion — (continued)

In addition to delivering solid financial results , the company completed several actions in the first quarter to continue to transform the business — shifting to higher value areas and improving the company’s structure :

•                  Completed five acquisitions investing in key capabilities that support the growth initiatives

•                  Completed the sale of the PLM software activities

•                  Introduced new mid-range POWER7 offerings and will deliver new high-end POWER7 and mainframe systems later in the year to drive share gains in the second half of the year

•                  Continued to focus on increasing the productivity of the business

These actions will improve the company’s strategic position and business model going forward.

In January 2010, the company disclosed that it is expecting earnings of at least $11.00 per diluted share for the full year 2010. In April 2010, the company increased its expectation for 2010 to at least $11.20 in earnings per share for the full year.

Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the first-quarter 2010 versus first-quarter 2009 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended March 31:	2010	2009	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$9,306	$8,754	6.3%		(0.2)%
Gross margin	34.4%	33.9%	0.5	pts.
Global Business Services	4,410	4,397	0.3%		(5.0)%
Gross margin	27.3%	26.5%	0.7	pts.
Software	5,018	4,539	10.6%		5.5%
Gross margin	84.6%	84.2%	0.4	pts.
Systems and Technology	3,385	3,228	4.9%		1.8%
Gross margin	33.6%	34.0%	(0.4	)pts.
Global Financing	537	578	(7.1)%		(12.1)%
Gross margin	49.8%	45.9%	3.9	pts.
Other	200	213	(6.5)%		(12.0)%
Gross margin	(35.7)%	52.7%	(88.4	)pts.
Total revenue	$22,857	$21,711	5.3%		(0.1)%
Gross profit	$9,976	$9,431	5.8%
Gross margin	43.6%	43.4%	0.2	pts.

Management Discussion — (continued)

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Revenue		Pre-tax income
For the three months ended March 31:	2010	2009	2010	2009
Global Technology Services	41.1%	40.7%	25.9%	33.0%
Global Business Services	19.5	20.5	12.0	15.6
Total Global Services	60.5	61.2	37.9	48.5
Software	22.1	21.1	55.2	39.9
Systems and Technology	14.9	15.0	(4.6)	0.8
Global Financing	2.4	2.7	11.5	10.8
Total	100.0%	100.0%	100.0%	100.0%

The workforce rebalancing charges recorded in the first quarter of 2009 and 2010 and the PLM and Geodis transactions did impact the year-to-year results of the company’s reportable segments. Workforce rebalancing charges were incurred in every segment in both periods. The PLM transaction gain was recorded in Software in the first quarter of 2010 and the Geodis transaction gain was recorded in the following segments in the first quarter of 2009: Global Technology Services ($81 million), Global Business Services ($46 million), Software ($106 million) and Systems and  Technology ($64 million). In the segment analysis below and in the Global Financing analysis on page 56, each segment’s pre-tax income and pre-tax margin is presented on an as reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), had combined revenue of $13,716 million, an increase of 4.3 percent (decrease of 2 percent adjusted for currency) versus the prior year. Adjusted for currency, the services revenue growth rate improved versus the fourth quarter of 2009 in total and in Strategic Outsourcing, Business Transformation Outsourcing, Integrated Technology Services, Maintenance and GBS, driven primarily by growth in outsourcing signings over the past 12 months and a return to signings growth in consulting this quarter. Total Global Services signings of $12,266 million decreased 2.1 percent (7 percent adjusted for currency). In the quarter, the company signed 13 deals greater than $100 million. Outsourcing signings of $6,776 million decreased 3.1 percent (8 percent adjusted for currency) in the first quarter, while on a trailing 12 months basis, have increased 5 percent (4 percent adjusted for currency). Transactional signings were $5,491 million, a decrease of 1.0 percent (6 percent adjusted for currency). In the first quarter of 2010, there was a shift in demand towards transformational offerings driving consulting signings up 18 percent (12 percent adjusted for currency). The estimated Global Services backlog at actual currency rates was $134 billion at March 31, 2010, an increase of $8 billion ($1 billion adjusted for currency) from March 31, 2009 and a decrease of $3 billion ($1 billion adjusted for currency) from December 31, 2009. The backlog reflected improved stability in the base accounts with backlog erosion at the lowest level in two years.

				Yr. to Yr. Percent Change
(Dollars in millions)			Yr. to Yr. Percent	Adjusted for
For the three months ended March 31:	2010	2009*	Change	Currency
Global Services external revenue:	$13,716	$13,152	4.3%	(1.8)%
Global Technology Services	$9,306	$8,754	6.3%	(0.2)%
Outsourcing	5,454	5,063	7.7	0.8
Integrated Technology Services	2,073	2,035	1.9	(3.8)
Maintenance	1,779	1,656	7.4	1.4
Global Business Services	$4,410	$4,397	0.3%	(5.0)%

* Reclassified to conform with 2010 presentaton.

Global Technology Services revenue increased 6.3 percent (flat adjusted for currency) versus the first quarter of 2009. Total GTS signings increased 0.7 percent (decreased 5 percent adjusted for currency) driven by outsourcing signings up 0.9 percent (down 4 percent adjusted for currency).

Management Discussion — (continued)

GTS Outsourcing  revenue increased 7.7 percent (1 percent adjusted for currency). The revenue growth rate improved from fourth-quarter 2009 reflecting demand for Business Transformation Outsourcing and Strategic Outsourcing (SO) over the past 12 months.  GTS Outsourcing signings in the first quarter increased 0.9 percent (decreased 4 percent adjusted for currency). SO signings were up 5.9 percent (flat adjusted for currency) with strong growth in North America.

Integrated Technology Services (ITS) revenue increased 1.9 percent (decreased 4 percent adjusted for currency). The revenue growth rate improved from the fourth quarter of 2009, adjusted for currency. ITS signings were up 0.2 percent (down 5 percent adjusted for currency) with the strongest performance in the growth markets and improvement in labor-based services in North America.

Global Business Services revenue increased 0.3 percent (decreased 5 percent adjusted for currency) versus the first quarter of 2009. The improved revenue performance from the fourth quarter of 2009 was driven by strong growth in consulting signings which translated to revenue quickly in the first quarter, and revenue from Application Management Services (AMS) signings over the last 12 months. Total GBS signings decreased 6.4 percent (12 percent adjusted for currency) compared to the first quarter of 2009. Consulting signings increased 18 percent (12 percent adjusted for currency) representing the first quarter of growth, adjusted for currency, in consulting signings since the fourth quarter of 2008. Signings are beginning to reflect a shift in customer buying patterns towards more transformational offerings, which are primarily reflected in the consulting business. The company has reengineered this business to align with the strategy around smarter planet and business analytics — making investments and adding skilled resources.  Consulting signings in the growth markets were up 35 percent adjusted for currency, and smarter planet and business analytics offerings constituted 25 percent of total consulting signings. AMS signings decreased 23 percent (27 percent adjusted for currency) compared to a strong first quarter of 2009 where there were a handful of large deals. While AMS signings have increased on a trailing 12 month basis, the decline had an impact on total services signings performance in the first quarter.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2010	2009	Change
Global Technology Services:
External gross profit	$3,197	$2,968	7.7%
External gross profit margin	34.4%	33.9%	0.5	pts.
Pre-tax income	$964	$1,104	(12.6)%
Pre-tax margin	10.0%	12.1%	(2.1	)pts.
Pre-tax income — normalized*	$1,237	$1,138	8.7%
Pre-tax margin — normalized	12.8%	12.5%	0.3	pts.
Global Business Services:
External gross profit	$1,202	$1,166	3.1%
External gross profit margin	27.3%	26.5%	0.7	pts.
Pre-tax income	$445	$521	(14.6)%
Pre-tax margin	9.7%	11.3%	(1.6	)pts.
Pre-tax income — normalized**	$574	$598	(4.1)%
Pre-tax margin — normalized	12.4%	12.9%	(0.5	)pts.

*      Excludes $273 million and $115 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($81) million related to the Geodis gain in the first quarter of 2009.

**   Excludes $128 million and $123 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($46) million related to the Geodis gain in the first quarter of 2009.

GTS gross profit increased 7.7 percent compared to the first quarter of 2009, with gross profit margin improving 0.5 points to 34.4 percent. All lines of business delivered gross margin expansion in the quarter. On a normalized basis, segment pre-tax profit increased 8.7 percent with a pre-tax margin of 12.8 percent, an increase of 0.3 points versus first-quarter 2009. The workforce rebalancing actions will provide pre-tax income benefit in the second half of the year.

GBS gross profit increased 3.1 percent and gross margin expanded 0.7 points to 27.3 percent in the first quarter of 2010. On a normalized basis, segment pre-tax profit decreased 4.1 percent with a pre-tax margin of 12.4 percent, a decline of 0.5 points compared to the first quarter of 2009.

Management Discussion — (continued)

Global Services Signings

The following table presents Global Services signings. Outsourcing signings include GTS Outsourcing and Application Outsourcing. Transactional signings include Integrated Technology Services, Consulting and AMS Systems Integration.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended March 31:	2010	2009	Percent Change	Adjusted for Currency
Outsourcing signings	$6,776	$6,991	(3.1)%	(8.2)%
Transactional signings	5,491	5,544	(1.0)	(6.4)
Total signings	$12,266	$12,535	(2.1)%	(7.4)%

Global Services signings are management’s initial estimate of the revenue value of a client’s commitment under a Global Services contract. Signings are used by management to assess period performance of Global Services management. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs.

Signings include GTS Outsourcing, ITS and GBS contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new revenue value. Maintenance is not included in signings as maintenance contracts tend to be more steady state, where revenues equal renewals.

Backlog includes GTS Outsourcing, ITS, GBS and Maintenance. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

Software

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended March 31:	2010	2009	Percent Change	Adjusted for Currency
Software external revenue:	$5,018	$4,539	10.6%	5.5%
Middleware:	$4,004	$3,577	11.9%	6.8%
Key Branded Middleware:	2,809	2,484	13.1	8.1
WebSphere Family			13.1	8.0
Information Management			11.4	6.0
Lotus			1.3	(3.2)
Tivoli			23.3	18.0
Rational			7.2	2.4
Other middleware	1,194	1,093	9.3	3.8
Operating systems	499	492	1.5	(3.2)
Product Lifecycle Management	172	169	2.0	(3.1)
Other	343	302	13.8	8.6

Software revenue of $5,018 million increased 10.6 percent (5 percent adjusted for currency) in the first quarter of 2010 compared to the first quarter of 2009. This performance is a direct result of the company’s sustained investment in the Software business. Organic investments, complemented by strategic acquisitions, have enabled the Software business to deliver unique capabilities and value to its customers.

Management Discussion — (continued)

Key Branded Middleware revenue increased 13.1 percent (8 percent adjusted for currency) and gained share for the tenth straight quarter as the business continues to extend its lead in the middleware market. Each of the five key middleware brands gained share in the first quarter. Revenue performance was particularly strong in business integration, business analytics and storage management software. This contributed to strong brand revenue performance in WebSphere, Information Management and Tivoli.

WebSphere Family revenue increased 13.1 percent (8 percent adjusted for currency) in the first quarter of 2010. Business Integration offerings, which deliver value to customers by enabling them to make their processes more predictive, agile and collaborative, had revenue growth of 23 percent. ILOG, which plays a key role in the company’s Smarter Planet initiative by providing business rules management, performed well again this quarter with revenue growth of 35 percent.

Information Management revenue increased 11.4 percent (6 percent adjusted for currency) in the first quarter of 2010 compared to the first quarter of 2009. Business analytics continues to be a key growth area for the Software business. Cognos posted strong double-digit revenue growth and gained share in the first quarter — providing a proof point on business analytics demand in the market.

Lotus revenue increased 1.3 percent (decreased 3 percent adjusted for currency) in the first quarter of 2010, a significant improvement over recent performance, driven by a 31 percent increase in advanced collaboration software. This software improves customers’ productivity by enabling the efficient sharing of information.

Tivoli revenue increased 23.3 percent (18 percent adjusted for currency) in the first quarter and gained share across all three of its market segments. Within systems management, Enterprise Asset Management, which includes Maximo products, had double-digit revenue growth. This is a key component of the Smarter Planet strategy. Revenue growth was broad based across the geographies, most notably in the growth markets. Storage management software also had double-digit revenue growth in the first quarter, which complements the strong growth in storage hardware. Tivoli storage software has now had over 20 consecutive quarters of revenue growth. Security software also had solid growth in the first quarter, driven by strong sales across the portfolio.

Rational revenue increased 7.2 percent (2 percent adjusted for currency) in the first quarter of 2010. Rational provides an integrated suite of products to manage the business process of software and systems delivery.

Product Lifecycle Management (PLM) revenue increased 2.0 percent (decreased 3 percent adjusted for currency).  The sale of the company’s PLM activities, where Dassault owned the product IP and the company acted as a sales channel, is consistent with the strategy of divesting lower value businesses. The sale will have a positive effect on software margins beginning in the second quarter and will improve the software revenue profile over time. In the next four quarters, the loss of the PLM revenue will impact the software revenue growth rate by 2-3 points.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2010	2009	Change
Software:
External gross profit	$4,244	$3,822	11.0%
External gross profit margin	84.6%	84.2%	0.4	pts.
Pre-tax income	$2,052	$1,335	53.7%
Pre-tax margin	35.5%	25.9%	9.6	pts.
Pre-tax income — normalized*	$1,558	$1,245	25.2%
Pre-tax margin — normalized	27.0%	24.2%	2.8	pts.

*      Excludes $98 million and $17 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($591) million related to the PLM gain in the first quarter of 2010 and ($106) million related to the Geodis gain in the first quarter of 2009.

Software gross profit of $4,244 million in first-quarter 2010 increased 11.0 percent driven primarily by strong revenue performance. Gross profit margin expanded 0.4 points to 84.6 percent. On a normalized basis, segment pre-tax profit increased  25.2 percent versus first-quarter 2009 and the segment pre-tax profit margin expanded 2.8 points to 27.0 percent. Software had a strong first quarter of 2010, reflecting the strength of the portfolio and the value it delivers to clients.

Management Discussion — (continued)

Systems and Technology

				Yr. to Yr.
(Dollars in millions) For the three months ended March 31:	2010	2009	Yr. to Yr. Percent Change	Percent Change Adjusted for Currency
Systems and Technology external revenue:	$3,385	$3,228	4.9%	1.8%
System z			(16.6)%	(18.2)%
Power Systems			(17.0)	(19.9)
System x			36.3	31.3
System Storage			10.8	7.0
Retail Store Solutions			38.5	34.9
Total Systems			4.0	0.6
Microelectronics OEM			15.5	15.5

Systems and Technology revenue increased 4.9 percent (2 percent adjusted for currency) in the first quarter of 2010 versus the first quarter of 2009. This is an 11 point improvement in the year-to-year growth rate at constant currency from the fourth quarter of 2009. Systems and Technology  revenue growth was driven by strong performance in System x, Systems Storage, Microelectronics and Retail Stores Solutions. The company gained share in System Storage (both disk and tape), System x, Retail Stores Solutions and the mid-range of Power Systems, which was driven by the introduction of POWER 7 products. The company held share in high-end servers.

System z revenue decreased 16.6 percent (18 percent adjusted for currency) in the first quarter versus the prior year, while MIPS (millions of instructions per second) volumes declined 19 percent year-to-year, after increasing 18 percent in the first quarter of 2009. This performance is consistent with what the company expected at this point in the product cycle. In the second half of the year, the company will be releasing the next generation System z mainframe.

Power Systems revenue decreased 17.0 percent (20 percent adjusted for currency) in the first quarter of 2010 versus the first quarter of 2009. The decrease was primarily driven by high-end servers. In the first quarter, the company continued to displace UNIX competitors, with over 170 competitive wins in the quarter totaling over $125 million. In the mid-range, the company introduced POWER 7 in February 2010, which further extended the company’s price/performance advantage versus others competing in the UNIX market. High-end POWER 7 products will be announced later this year.

System x revenue increased 36.3 percent (31 percent adjusted for currency) in the first quarter of 2010 versus the prior year. This was the fifth consecutive quarter of share gain in x86. The improved sales model and enhanced product offerings were the key contributors to the revenue performance. System x blades revenue increased 55 percent versus the prior year period.

System Storage revenue increased 10.8 percent (7 percent adjusted for currency) in the first quarter of 2010 versus the first quarter of 2009. Total disk revenue increased 18 percent (14 percent adjusted for currency) primarily due to double-digit growth in enterprise, mid-range and low-end products. In the high-end, revenue growth was driven by XIV, which added 75 new clients to its platform in the first-quarter. Tape revenue decreased 5 percent (8 percent adjusted for currency) versus the first quarter of 2009. The storage hardware results complement the strong performance in storage software, as storage hardware and software combined grew 14 percent year over year.

Microelectronics OEM revenue increased 15.5 percent (16 percent adjusted for currency) in the first quarter of 2010 compared to the first quarter of 2009. The primary mission of this business is to provide leadership technology for the systems business. The company’s 300 millimeter fabrication facility is nearing full utilization and the 45 nanometer process output was sold out again this quarter.

Management Discussion — (continued)

Retail Stores Solutions revenue increased 38.5 percent (35 percent adjusted for currency) versus the first quarter of 2009, reflecting an improvement in the retail industry.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2010	2009	Change
Systems and Technology:
External gross profit	$1,137	$1,097	3.7%
External gross profit margin	33.6%	34.0%	(0.4	)pts.
Pre-tax income	$(170)	$28	nm
Pre-tax margin	(4.8)%	0.8%	(5.6	)pts.
Pre-tax income — normalized*	$(113)	$(32)	nm
Pre-tax margin — normalized	(3.2)%	(0.9)%	(2.2	)pts.

nm — not meaningful

*      Excludes $57 million and $4 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($64) million related to the Geodis gain in the first quarter of 2009.

Gross margin decreased 0.4 points in the first quarter of 2010 versus the first quarter of 2009. The decline was driven by impacts due to revenue mix (4.7 points), margin decline in Power Systems (0.9 points) and System z (0.4 points), partially offset by margin improvements in Microeletronics OEM (1.9 points), System x (1.9 points), System Storage (0.7 points) and Retail Stores Solutions (0.5 points).

Systems and Technology pre-tax income on a normalized basis decreased $81 million to a loss of $113 million and pre-tax margin on a normalized basis declined 2.2 points to (3.2) percent in the first quarter of 2010 versus the first quarter of 2009.

Global Financing

See pages 55 to 60 for an analysis of the Global Financing segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended March 31:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$22,857	$21,711	5.3%	(0.1)%
Geographies:	$22,314	$21,250	5.0%	(0.5)%
Americas	9,482	9,254	2.5	(0.1)
Europe/Middle East/Africa	7,553	7,178	5.2	(2.1)
Asia Pacific	5,278	4,818	9.5	1.2

Major markets			2.0%	(2.1)%
Growth markets			20.0%	7.7%
BRIC countries			23.0%	13.9%

Total geographic revenue increased 5.0 percent (flat adjusted for currency) in the first quarter of 2010 compared to the first quarter of 2009. The revenue growth rate improved significantly from the fourth quarter of 2009 with fairly consistent improvement, adjusted for currency, across the geographies led by the Americas which improved by 6 points, Europe/Middle East/Africa (EMEA) 5 points and Asia Pacific 4 points.

Management Discussion — (continued)

Revenue from the major markets increased 2.0 percent (decreased 2 percent adjusted for currency) in the first quarter and the revenue growth rate improved 5 points, adjusted for currency, from the fourth-quarter 2009, led by better performance in the U.S., France, Germany, Japan, the U.K. and Italy. Revenue from the growth markets increased 20.0 percent (8 percent adjusted for currency) with growth, adjusted for currency, outpacing the major markets by 10 points. Revenue growth was led by the BRIC countries with growth of 23.0 percent (14 percent adjusted for currency). Sequentially, the rate of revenue growth in the growth markets improved 6 points from the fourth quarter of 2009 as market conditions improved in most countries. Government spending and programs remain a tailwind in most countries and the strongest performance came from the Public Sector. The largest improvement from the fourth-quarter 2009 was in sales to small and medium business clients, driven by growth in Global Services, Power Systems, Storage and System x. The company is having great success expanding its footprint in the growth markets, which provides a base on which to grow additional business.

Americas revenue increased 2.5 percent (flat adjusted for currency) in the first quarter of 2010. Within the major market countries, the U.S. declined 1.3 percent and Canada increased 19.5 percent (flat adjusted for currency). Revenue in the Latin America growth markets increased 22.2 percent (13 percent adjusted for currency) led by growth in Brazil, which increased 42.6 percent (19 percent adjusted for currency).

EMEA revenue increased 5.2 percent (decreased 2 percent adjusted for currency) in the first quarter of 2010 and was led by growth in the U.K. of 17.1 percent (8 percent adjusted for currency). Revenue performance was mixed in other major market countries with Germany up 3.8 percent (down 2 percent adjusted for currency), France down 0.4 percent (6 percent adjusted for currency), Italy down 3.0 percent (9 percent adjusted for currency) and Spain up 4.8 percent (down 1 percent adjusted for currency).

Asia Pacific revenue increased 9.5 percent (1 percent adjusted for currency) year over year. Revenue from the Asia Pacific growth market countries increased 20.9 percent (7 percent adjusted for currency), led by growth in China of 7.3 percent (7 percent adjusted for currency) and India of 24.0 percent (14 percent adjusted for currency). Japan revenue decreased 0.1 percent (3 percent adjusted for currency).

OEM revenue of $543 million in the first quarter of 2010 increased 17.8 percent (17 percent adjusted for currency) led by growth in Microelectronics and System x.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Total expense and other (income)	$6,462	$6,309	2.4%
Expense to revenue ratio	28.3%	29.1%	(0.8	)pts.

The key drivers year to year in total expense and other (income) were approximately:

•                  Operational expense, (5) points

•                  Currency, 7 points

•                  Acquisitions, 1 point

In 2010, the company continues to execute initiatives to increase efficiency and drive productivity, leveraging the company’s scale and global presence. The company’s initiatives have contributed to an improved operational balance point and improvements in margins and profit. As a result, the company is able to continue to invest in capabilities that will differentiate the company in the future and accelerate the development of new market opportunities.

For additional information regarding Total expense and other (income), see the following analyses by category.

Management Discussion — (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009*	Change
Selling, general and administrative expense:
Selling, general and administrative — base	$4,475	$4,294	4.2%
Advertising and promotional expense	300	288	4.3
Workforce reductions	559	265	110.4
Amortization expense — acquired intangibles	60	73	(18.8)
Retirement-related expense	144	145	(0.9)
Stock-based compensation	133	101	32.0
Bad debt expense	6	97	(93.6)
Total	$5,677	$5,264	7.8%

* Reclassified to conform with 2010 presentation.

Total Selling, general and administrative (SG&A) expense increased 7.8 percent (1 percent adjusted for currency) in the first quarter of 2010 versus the first quarter of 2009. The increase was driven by approximately 7 points due to the effects of currency and acquisition-related spending which accounted for approximately 1 point of the year-to-year increase. Workforce reductions expense increased $293 million due to actions taken by the company in the first-quarter 2010, with the majority of the spending in Europe and Asia Pacific. The company expects most of the benefit from these actions in the second half of 2010, with payback by the end of the year. Bad debt expense decreased $90 million reflecting the improving credit environment. The accounts receivable provision coverage is 2.1 percent, a decrease of 30 basis points from the prior year and an increase of 10 basis points from year-end 2009.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(121)	$(28)	nm %
Losses/(gains) on derivative instruments	187	49	nm
Interest income	(19)	(25)	(24.9)
Net losses/(gains) from securities and investment assets	15	20	(22.0)
Other	(608)	(320)	90.2
Total	$(545)	$(304)	79.6%

nm — not meaningful

Other (income) and expense was income of $545 million in the first quarter of 2010 versus income of $304 million in the first quarter of 2009. The increase in income was driven by the net gain ($591 million)  from the PLM transaction reflected in Other in the table above. The first quarter of 2009 included the net gain ($298 million) from the divestiture of the core logistics operations to Geodis, also reflected in Other in the table. In addition, income increased due to higher foreign currency transaction gains ($93 million) in the first quarter of 2010 versus the prior year.

These increases were partially offset by higher losses on derivative instruments ($138 million) versus the first quarter of 2009. Included within the foreign currency hedging activity, the company hedges its major anticipated cross-border cash flows to mitigate the effect of currency volatility in its global cash planning (the hedge of anticipated royalties and cost transactions programs as discussed in Note 7, “Derivatives and Hedging Transactions,” on pages 16 to 23), which also reduces volatility in the year-over-year results.  The total impact of these specific hedging programs was a $358 million year-to-year impact and is reflected in expense and cost of goods sold.  The expense impacts from these cash flow hedge programs reflected in other (income) and expense was $29 million in the first quarter of 2010 versus income of $95 million in the first quarter of 2009, an increase in expense of $124 million year to year.

Management Discussion — (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Research, development and engineering:
Total	$1,509	$1,480	2.0%

Research, development and engineering (RD&E) expense increased 2.0 percent in the first quarter of 2010 versus the first quarter of 2009 primarily driven by: currency impacts (up 3 points) and acquisitions (up 1 point), partially offset by operational expense (down 2 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property (IP)	$41	$45	(9.1)%
Licensing/royalty-based fees	79	99	(20.4)
Custom development income	141	123	14.5
Total	$261	$268	(2.4)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the first quarter of 2010 and 2009.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Interest expense:
Total	$82	$136	(39.6)%

The decrease in interest expense was driven by lower debt and interest rates in the first quarter of 2010 versus the comparable period of 2009. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 59 for additional information regarding Global Financing debt and interest expense. Overall, total interest expense for the first quarter was $231 million, a decrease of $104 million year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009*	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$321	$351	(8.5)%
Nonpension postretirement plans — cost	87	85	2.1
Total	$408	$436	(6.4)%

* Reclassified to conform with 2010 presentation.

Management Discussion — (continued)

Total retirement-related plan cost decreased by $28 million compared to the first quarter of 2009, driven by a decrease in the cost of defined contribution plans of $29 million. The year-to-year decrease in cost impacted gross profit, SG&A expense and RD&E expense by approximately $17 million, $1 million and $10 million, respectively.

Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in high value businesses. The following table presents the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 13 on pages 28 and 29 for additional information.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2010	2009	Change
Cost:
Software (Sales)	$51	$41	24.6%
Global Technology Services (Services)	1	8	(82.3)
Systems and Technology (Sales)	3	3	(4.7)
Selling, general and administrative	60	73	(18.8)
Total	$115	$125	(8.5)%

Taxes

The effective tax rates for the first quarter of 2010 and 2009 were 26.0 percent and 26.5 percent, respectively. The decline in the rate was primarily due to an increase in foreign tax credits and a tax benefit related to a partial resolution of a foreign tax audit, offset by the tax impact of the PLM transaction gain, a tax charge from the intercompany licensing of certain intellectual property, the elimination of the U.S. research tax credit which expired in December 2009 and the tax impact related to the Medicare subsidies received by the company as a result of the Patient Protection and Affordable Care Act and its companion Health Care and Education Affordability Reconciliation Act which were enacted in the first quarter.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2003. The years subsequent to 2003 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2009 decreased by $410 million in the first three months to $4,380 million. The decrease in the unrecognized tax benefits was primarily driven by a  payment of approximately $370 million on an assessment received related to a foreign audit. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3,785 million at March 31, 2010.

In addition, the company has certain foreign tax loss carryforwards that have not been reflected in the Consolidated Statement of Financial Position. In April the company decided to seek benefit for these losses and appeal the assessment mentioned above. As a result the company would expect the amount of unrecognized tax benefits at the end of the second quarter to increase by approximately $1.3 billion for this item.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2006 and 2007 in the first quarter of 2009.  The company anticipates that the final settlement of the 2006-2007 IRS audit will be completed by the end of 2010.

Management Discussion — (continued)

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

			Yr. to Yr.
			Percent
For the three months ended March 31:	2010	2009	Change
Earnings per share:
Assuming dilution	$1.97	$1.70	15.9%
Basic	$2.00	$1.71	17.0%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,321.6	1,349.5	(2.1)%
Basic	1,301.2	1,344.3	(3.2)%

Actual shares outstanding at March 31, 2010 were 1,282.3 million. The weighted-average number of common shares outstanding assuming dilution was lower by 27.9 million in the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of the common stock repurchase program.

Financial Position

Dynamics

At March 31, 2010, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $12,472 million. Total debt of $26,319 million increased $220 million from prior year-end levels. The commercial paper balance at March 31, 2010 was $2,038  million, up from $235 million at year end. The company continues to have substantial flexibility in the market. In the first quarter, the company generated $4,437 million in cash from operations, an increase of $50 million compared to the first quarter of 2009. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity though the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 55, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2010	2009
Current assets	$45,697	$48,935
Current liabilities	34,575	36,002
Working capital	$11,123	$12,933

Current ratio	1.32:1	1.36:1

Management Discussion — (continued)

Working capital decreased $1,811 million from the year-end 2009 position. The key changes are described below:

Current assets decreased $3,238 million ($2,561 million adjusted for currency), due to:

•                  A decline of $3,282 million in short-term receivables driven by:

•                  a decrease of $2,759 million primarily due to collections of higher year-end balances, and

•                  approximately $523 million currency impact.

•                  Cash and cash equivalents and marketable securities were essentially unchanged from year-end  (see cash flow analysis below).

Current liabilities decreased $1,427 million, including a $397 million benefit from currency, as a result of:

•                  A decrease in accounts payable of $1,091 million (including a currency benefit of $100 million) and a decrease of $804 million (including a currency benefit of $67 million) in compensation and benefits reflecting declines from typically higher year-end balances; and

•                  A decrease of $1,051 million in taxes payable primarily due to foreign tax payments in the first quarter of 2010; partially offset by

•                  An increase in short-term debt of $846 million primarily driven by:

•                  a net increase of $1,803 million in commercial paper and $1,061 million in new debt issuances; and

•                  reclasses of $620 million from long-term to short-term debt to reflect maturity dates; partially offset by

•                  $2,424 million in payments;

•                  An increase in deferred income of $611 million ($821 million adjusted for currency);

•                  Other accrued expenses and liabilities were essentially flat as a result of:

•                  an increase of $282 million in workforce rebalancing accruals; offset by

•                  a decrease of $381 million in derivative liabilities as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2010	2009
Net cash provided by/(used in) operations:
Operating activities	$4,437	$4,386
Investing activities	(699)	(48)
Financing activities	(3,368)	(4,583)
Effect of exchange rate changes on cash and cash equivalents	(81)	(202)
Net change in cash and cash equivalents	$289	$(447)

Management Discussion — (continued)

Net cash from operating activities increased $50 million as compared to the first quarter of 2009 driven by the following key factors:

•                  A decrease in cash used in compensation and benefits of $413 million;

•                  An increase in cash provided by advanced billings to clients of $362 million;

•                  Improved net income $306 million;

•                  Lower retirement-related funding for non-U.S. plans of $200 million; and

•                  Lower payments for workforce rebalancing of $148 million; partially offset by

•                  Higher net income tax payments of  approximately $679 million driven by foreign tax payments;

•                  A decrease in cash provided by accounts receivable of $443 million, driven by Global Financing receivables as a result of improved volumes in 2010; and

•                  A decrease in cash of $273 million as a result of lower U.S. Federal tax refunds.

Net cash used in investing activities increased $651 million driven by:

•                  An increase of $803 million in cash used for acquisitions; and

•                  A decrease in cash from divestitures of $356 million as a result of the Geodis transaction in 2009; partially offset by

•                  Net benefit of $582 million from purchases and sales of marketable securities and other investments that resulted in a source of cash of $572 million in the current year, driven by the PLM transaction proceeds in comparison to a use of cash in 2009 of $11 million.

Net cash used in financing activities decreased $1,216 million as a result of:

•                  Net benefit of $2,866 million from debt that resulted in net cash proceeds from debt in the current year of $481 million in comparison to net cash payments to settle debt of $2,385 million in 2009; and

•                  An increase of $643 million in cash generated from other common stock transactions primarily due to higher stock option exercises; partially offset by

•                  Higher common stock repurchases of $2,251 million.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2010	2009
Noncurrent assets	$59,511	$60,087
Long-term debt	21,305	21,932
Noncurrent liabilities (excluding debt)	27,179	28,334

The decrease in noncurrent assets of $576 million ($522 million due to currency) was driven by:

•                  A decrease of  $1,102 million in long-term financing receivables ($136 million due to currency) driven by maturities exceeding originations; and

•                  A decrease of $657 million in noncurrent deferred taxes ($34 million due to currency) primarily driven by derivative related activity; partially offset by

Management Discussion — (continued)

•                  An increase of $699 million in goodwill and an increase of $105 million in intangible assets as a result of the current quarter acquisitions;

•                  An increase of $414 million in investments and sundry assets primarily driven by increased derivative assets.

Long-term debt decreased $626 million primarily due to reclasses to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, decreased $1,155 million ($556 million due to currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $736 million ($353 million due to currency) primarily driven by contributions to non-U.S. plans; and

•                  A decrease of $312 million in other noncurrent liabilities mainly due to a decrease in derivative liabilities as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2010	2009
Total company debt	$26,319	$26,099
Total Global Financing segment debt	$22,245	$22,383
Debt to support external clients	18,892	19,091
Debt to support internal clients	3,353	3,292

Global Financing provides financing predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their nature, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 59.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 17.7 percent at March 31, 2010 compared to 16.0 percent at December 31, 2009. The increase was primarily driven by an increase in non-Global Financing debt of $357 million and a decrease in non-Global Financing equity of $627 million from December 31, 2009 balances.

Consolidated debt-to-capitalization ratio at March 31, 2010 was 54.3 percent versus 53.4 percent at December 31, 2009.

Equity

Total equity decreased $606 million primarily as a result of an increase in treasury stock of $3,994 million, driven by common stock repurchases in the first quarter of 2010, partially offset by an increase in retained earnings of $1,884 million,  an increase of $854 million in common stock and lower accumulated other comprehensive losses of $652 million.

Management Discussion — (continued)

Looking Forward

The company entered 2010 in excellent operational and financial position. Going-forward, the company will continue to transform the business by executing its strategy to shift to higher value areas, improving operating leverage through productivity and investing where management sees the best long-term opportunities. This transformation delivered solid performance again in the first quarter of 2010 and continues to position the company for growth going forward.

In May 2007, the company met with investors and analysts and discussed a road map to deliver earnings per share in 2010 in the range of $10 to $11 per share, or 14 to 16 percent compound growth rate from 2006. The company’s 2010 road map is comprised of two key components. First, the 2010 road map includes generating earnings per share in the range of $9 to $10 per share, or 10 to 14 percent growth from 2006 through a combination of operational elements including revenue growth, margin improvement, growth initiatives, acquisitions and effective capital deployment to fund growth and provide returns to shareholders through dividends and common stock repurchases.

In addition to these operational elements, the company’s road map to the $10 to $11 per share range includes the projected benefit of retirement-related costs based on December 31, 2006 assumptions. Actual retirement-related costs have depended on several factors including financial market performance, the interest rate environment and actuarial assumptions. In March 2008 and May 2009, the company met with investors and analysts and discussed the progress the company was making on its 2010 road map.

The company’s performance in 2009 highlighted the benefits of its global reach and the strength of its business model. The financial results reflected solid progress on major elements of the long-term goals. Despite a challenging economy, with diluted earnings per share of $10.01 in 2009, the company achieved its road map objective one year early.

In January 2010, the company disclosed that it is expecting earnings of at least $11.00 per diluted share for the full year 2010, with consistent earnings per share growth throughout the year. In April 2010, the company increased its expectation for 2010 to at least $11.20 in earnings per diluted share for the full year. In addition, for the second quarter of 2010, the company expects to deliver year-to-year revenue growth at constant currency. The company is confident in its ability to improve its revenue performance and to continue to leverage its business model to expand margins, grow profit, generate cash and return value to shareholders in 2010.

The continued investments in Software have led to this segment’s emergence as a strong source of revenue and the largest contributor to the company’s pre-tax profit. The Software business is differentiated in the industry by both the strength of its individual products and the breadth of the software offerings. Clients continue to rely on the extensive middleware portfolio to help them transform their business, streamline costs and seek new business opportunities. The key to continued Software growth stems from the ability to maintain and grow this industry leading software portfolio. Investments will be aligned to advance the company’s growth strategy through new client acquisition, with specific focus on key industries and local businesses. The company will also continue to focus on expanding its software capabilities through a combination of internal development and strategic acquisitions. In the second quarter of 2010, the company expects Software’s revenue performance at constant currency to be similar to first quarter performance, adjusting for the impact of the PLM transaction.

Within the Global Services business, the revenue growth rate improved three points at constant currency compared to the fourth quarter of 2009. The company continues to yield significant results from the targeted actions and investments it has made in the last few years. The business has been transformed into one that is more flexible and more focused on higher-value segments of the market. The two services segments have good momentum going forward driven by outsourcing signings growth in both GTS and GBS over the past twelve months, first quarter consulting signings growth , the expected second half  benefits from the workforce rebalancing actions and a backlog of $134 billion at March 31, 2010. The company expects Global Services to deliver modest revenue growth at constant currency in the second quarter of 2010. The company also expects GTS to return to pre-tax income growth and margin expansion over the balance of the year.

Management Discussion — (continued)

The Systems and Technology business will continue to invest in areas that contribute to high value growth opportunities. It will focus on technologies that differentiate its offerings, including industry-leading microprocessor technology, workload optimized systems and infrastructure-wide virtualization capabilities with tools that help clients consolidate resources, manage workloads, automate processes, improve energy efficiency and optimize delivery of IT services. The systems product line will be significantly refreshed in 2010. In the first quarter the POWER7 midrange systems were announced with the high-end products to be announced later this year. In addition, the next generation System z mainframe will be released in the second half of the year. In the second quarter of 2010, the company expects the Systems and Technology business to deliver revenue growth at constant currency in the mid-single-digits with the growth rate to accelerate through the second half of the year driven by the new high-end products to a double-digit rate at constant currency by the fourth quarter of 2010.

In 2010, Global Financing will continue to focus on expanding its core business by accelerating growth in the participation rates for IBM products and services transactions. In addition, the business will drive increased operational efficiency and sales productivity through the deployment of its single operating model initiative. This global initiative is focused on simplifying processes, standardizing operations and optimizing business performance.

The company expects 2010 pre-tax retirement-related plan cost to be approximately $1.5 billion, an increase of approximately $100 million compared to 2009. This estimate reflects current pension plan assumptions and the impacts of recent non-U.S. pension plan redesign efforts. See the company’s 2009 Annual Report, note U, “Retirement-Related Benefits,” on pages 109 through 121 for additional information.

The company expects in the normal course of business that its effective tax rate in 2010 will be approximately 26.0-26.5 percent. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

Effective January 1, 2010, the company implemented several new accounting standards that were issued by the Financial Accounting Standards Board. These standards include: amended guidance for revenue recognition for arrangements with multiple deliverables; guidance that revises the scope of existing software revenue recognition accounting; amendments to the accounting rules for variable interest entities and transfers of financial assets; and, additional disclosure requirements for fair value measurements. There was no material impact on the Consolidated Financial Statements upon adoption of these standards.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At March 31, 2010, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2009. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2009 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 92 through 96.

In the first quarter of 2010, the company’s revenue increased 5.3 percent as reported and declined 0.1 percent adjusted for currency; that difference was driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, decreased total diluted earnings per share growth by approximately $0.01 in the first-quarter 2010.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. In Venezuela, there are official currency rates that are fixed by the government and a parallel market of currency exchange that enables companies to obtain foreign currency, including U.S. dollars. The parallel rate is variable and may differ significantly from the official rates. Accounting guidance requires that the translation of a non-U.S. entity’s financial statements into the company’s consolidated financial statements be at the rate applicable to dividend remittances. Due to the

Management Discussion — (continued)

significant reduction of currency approvals by the Venezuela government, in December 2009, the company determined that the rate for translation should be changed to the parallel rate at December 31, 2009.  On January 8, 2010, a devaluation of the Venezuelan currency was announced. The currency market in Venezuela will continue to be fully controlled by the government through the Central Bank. A two-tiered official rate structure was implemented and will be managed by the Central Bank. In the first quarter of 2010, the ability to obtain U.S. dollars remained severely restricted, even at the new devalued rates. The parallel market remains the primary method to obtain U.S. dollars. Therefore, in the first quarter, the company continued to remeasure utilizing the parallel rate.

In addition, due to the fact that the blended CPI/NCPI three year cumulative inflation rate in Venezuela reached 100 percent, the country is considered highly inflationary, consistent with accounting standards, effective January 1, 2010. The company’s operations in Venezuela are not significant (less than 1 percent of total 2008 and 2009 revenue), therefore, the company does not expect a material impact from the shift to highly inflationary.

Liquidity and Capital Resources

In the company’s 2009 Annual Report, on pages 49 through 51, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 49 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2010, those amounts are $4.4 billion for net cash from operating activities, $14.0 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2010 appear in the table below and remain unchanged from December 31, 2009. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2010, the fair value of those instruments that were in a liability position was $806  million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 50 of the 2009 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 49 and 50. The following is management’s view of cash flows for the first quarter of 2010 and 2009 prepared in a manner consistent with the table and description on pages 49 and 50 of the 2009 Annual Report:

Management Discussion — (continued)

(Dollars in millions) For the three months ended March 31:	2010	2009

Net cash from operating activities per GAAP:	$4,437	$4,386
Less: Global Financing receivables	2,101	2,584
Net cash from operating activities, excluding Global Financing receivables	2,335	1,802
Capital expenditures, net	(904)	(760)
Free cash flow (excluding Global Financing receivables)	1,432	1,043
Acquisitions	(824)	(21)
Divestitures	—	356
Share repurchase	(4,017)	(1,765)
Dividends	(718)	(675)
Non-Global Financing debt	341	(1,915)
Other (includes Global Financing receivables and Global Financing debt)	3,789	2,367
Change in cash, cash equivalents and short-term marketable securities	$3	$(612)

Free cash flow for the first quarter increased $389 million versus the first quarter of 2009. The improvement year to year was primarily driven by higher net income and improved cash from sales cycle working capital, offsetting significantly higher tax payments compared to the prior year. Also, in the quarter, $4,734 million was returned to stockholders through dividends and share repurchases.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2009 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 15, “Contingencies,” on pages 30 to 32 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $800 million in 2010.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view. The mission of Global Financing is to facilitate client’s acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

(Dollars in millions)
For the three months ended March 31:	2010	2009
External revenue	$537	$578
Internal revenue	403	390
Total revenue	941	968
Total cost	335	367
Gross profit	$606	$601
Gross profit margin	64.4%	62.1%
Pre-tax income	$427	$360
After-tax income*	$284	$235
Return on equity*	35.7%	27.5%

* See page 60 for the details of the after-tax income and the return on equity calculation.

The decrease in revenue, in the first quarter as compared to the same period in 2009, was primarily due to:

•                  A decline in external revenue of 7.1 percent (12 percent adjusted for currency), due to decreases in financing revenue (down 7.7 percent to $415 million) and used equipment sales revenue (down 4.9 percent to $122 million), partially offset by;

Management Discussion — (continued)

•                  Growth in internal revenue of 3.5 percent driven by an increase in used equipment sales to the Global Technology Services segment (up 11.2 percent to $254 million), partially offset by a decrease in internal financing revenue (down 7.4 percent to $149 million).

The decrease in external and internal financing revenue was due to both lower asset yields and lower average asset balances.

Gross profit increased 0.8 percent compared to the same period in 2009 due to the increase in internal sales.  Gross margin increased 2.3 points due to higher financing margins.

Pre-tax income increased 18.7 percent in the first quarter of 2010 versus the same period in 2009. The increase was primarily driven by a decrease in financing receivables provisions of $70 million and the increase in gross profit of $5 million, partially offset by an increase in other expenses of $7 million. The decrease in financing receivables provisions in 2010 was primarily due to lower specific reserve requirements. Excluding $2 million and $5 million of workspace rebalancing charges in the first quarter of 2010 and 2009, respectively, pre-tax income on a normalized basis increased 17.5 percent year to year.

Pre-tax margin of 45.4 percent, increased 8.2 points versus the first quarter of 2009. Pre-tax margin on a normalized basis was 45.7 percent an increase of 7.9 points.

The increase in return on equity for the first quarter 2010 compared to the same period in 2009 was driven by higher after-tax income and a lower average equity balance.

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2010	At December 31, 2009
Cash and cash equivalents	$1,048	$1,285
Net investment in sales-type and direct financing leases	8,955	9,482
Equipment under operating leases:
External clients (a)	1,754	1,863
Internal clients(b) (c)	878	994
Client loans	9,556	10,413
Total client financing assets	21,142	22,752
Commercial financing receivables	4,119	5,662
Intercompany financing receivables(b) (c)	3,416	3,660
Other receivables	309	370
Other assets	1,168	877
Total assets	$31,203	$34,605

Intercompany payables(b)	$3,024	$5,879
Debt(d)	22,245	22,383
Other liabilities	2,743	3,174
Total liabilities	28,012	31,435
Total equity	3,191	3,170
Total liabilities and equity	$31,203	$34,605

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 59.

Management Discussion — (continued)

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the 2009 IBM Annual Report.

Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory financing and accounts receivable financing generally range from 30 to 90 days.  These short-term receivables are primarily unsecured and are also subjected to additional credit analysis in order to evaluate the associated risk.

At March 31, 2010, substantially all financing assets are IT related assets, and approximately 60 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations.

(Dollars in millions)
For the three months ended March 31:	2010	2009
Client financing:
External	$2,197	$2,376
Internal	62	198
Commercial financing	6,698	5,933
Total	$8,957	$8,507

Cash collections of both commercial and client financing assets exceeded new financing originations in both the first quarter of 2010 and 2009, which resulted in a net decline in total financing assets for these periods. The increase in originations was due to improving volumes in commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values, and the allowance for doubtful accounts.

(Dollars in millions)	At March 31, 2010	At December 31, 2009
Gross financing receivables	$22,530	$25,508
Specific allowance for doubtful accounts	425	416
Unallocated allowance for doubtful accounts	85	120
Total allowance for doubtful accounts	510	536
Net financing receivables	$22,020	$24,972
Allowance for doubtful accounts coverage	2.3%	2.1%

Management Discussion — (continued)

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

January 1, 2010	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2010
$536	$(13)	$1	$(14)	$510

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved increased from 2.1 percent at December 31, 2009 to 2.3 percent at March 31, 2010 primarily due to the seasonal decline in the gross financing receivables balance from December 31, 2009.  Specific reserves increased 2.1 percent from $416 million at December 31, 2009 to $425 million at March 31, 2010. Unallocated reserves decreased $35 million from $120 million at December 31, 2009 to $85 million at March 31, 2010 due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $1 million for the three months ended March 31, 2010, compared with an increase of $71 million for the three months ended March 31, 2009. The decrease in bad debt expense was attributed to the decline of required specific reserve additions.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 40.0 percent of Global Financing’s revenue in the first quarter of 2010 and 36.9 percent in the first quarter of 2009. The percentage increase was primarily driven by the increase in internal used equipment sales to the Global Technology Services segment and the decrease in financing revenue.  The gross margin on these sales was 50.6 percent and 49.9 percent in the first quarter of 2010 and 2009, respectively.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2010 and March 31, 2010. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2010 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $90 million and $106 million for the financing transactions originated during the quarters ended March 31, 2010 and March 31, 2009, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $6 million for the financing transactions originated during the quarters ended March 31, 2010 and March 31, 2009, respectively. The cost of guarantees was $0.5 million and $0.8 million for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Management Discussion — (continued)

Unguaranteed Residual Value

			Estimated Run Out of
			March 31, 2009 Balance
	January 1,	March 31,				2013 and
(Dollars in millions)	2010	2010	2010	2011	2012	Beyond
Sales-type and direct financing leases	$849	$815	$143	$266	$274	$133
Operating leases	351	340	137	111	70	22
Total unguaranteed residual value	$1,200	$1,155	$280	$377	$344	$155

Related original amount financed	$20,687	$19,928
Percentage	5.8%	5.8%

Debt

	At March 31,	At December 31,
	2010	2009
Debt-to-equity ratio	7.0x	7.1x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 56.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 55 and in Segment Information on page 24.

In the company’s Consolidated Statement of Earnings on page 3, however, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on total company debt. In this table, intercompany activity includes internal loans and leases at arm’s length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	At March 31, 2010		At December 31, 2009
Global Financing Segment		$22,245		$22,383
Debt to support external clients	$18,892		$19,091
Debt to support internal clients	3,353		3,292

Non-Global Financing Segments		4,074		3,717
Debt supporting operations	7,427		7,008
Intercompany activity	(3,353)		(3,292)
Total company debt		$26,319		$26,099

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion — (continued)

Return on Equity

(Dollars in millions)
For the three months ended March 31:	2010	2009
Numerator :
Global Financing after tax income*	$284	$235
Annualized after tax income (A)	$1,135	$940
Denominator :
Average Global Financing equity (B)**	$3,181	$3,420
Global Financing return on equity(A)/(B)	35.7%	27.5%

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

IBM continues to access both the short-term commercial paper market and the medium- and long-term debt markets.  A protracted period where IBM could not access the capital markets would likely lead to a slowdown in originations.

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

As discussed on page 58, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; breaches of data security; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 15 on pages 30 to 32 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2010.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program *

January 1, 2010 -
January 31, 2010	8,935,350	$128.82	8,935,350	$4,962,020,415

February 1, 2010 -
February 28, 2010	11,193,500	$125.09	11,193,500	$3,561,784,307

March 1, 2010 -
March 31, 2010	12,075,200	$127.81	12,075,200	$2,018,480,744

Total	32,204,050	$127.15	32,204,050

* On April 28, 2009 and October 27, 2009, the Board of Directors authorized $3.0 billion and $5.0 billion, respectively, in funds for use in the company’s common stock repurchase program. The April 28, 2009 authorization was fully utilized by late January 2010. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

ITEM 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective May 1, 2010, in connection with foregoing award agreements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three months ended March 31, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at March 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: April 27, 2010

By:

/s/ James J. Kavanaugh

James J. Kavanaugh
Vice President and Controller