Form 10-Q
period 2010-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2010-07-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant has 1,261,278,072 shares of common stock outstanding at June 30, 2010.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2010	2009	2010	2009
Revenue:
Services	$13,824	$13,479	$27,629	$26,656
Sales	9,349	9,198	17,857	17,147
Financing	550	574	1,095	1,158
Total revenue	23,724	23,250	46,581	44,962

Cost:
Services	9,328	9,145	18,712	18,208
Sales	3,313	3,221	6,537	6,123
Financing	273	303	546	618
Total cost	12,915	12,669	25,795	24,949

Gross profit	10,809	10,581	20,785	20,012

Expense and other income:
Selling, general and administrative	5,061	5,115	10,737	10,379
Research, development and engineering	1,475	1,434	2,984	2,914
Intellectual property and custom development income	(297)	(302)	(558)	(570)
Other (income) and expense	(95)	(28)	(640)	(331)
Interest expense	90	101	172	237
Total expense and other income	6,234	6,319	12,695	12,628

Income before income taxes	4,575	4,262	8,090	7,385
Provision for income taxes	1,190	1,159	2,103	1,986
Net income	$3,386	$3,103	$5,987	$5,398

Earnings per share of common stock:
Assuming dilution	$2.61	$2.32	$4.57	$4.02
Basic	$2.65	$2.34	$4.64	$4.04

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,296.7	1,336.9	1,309.2	1,343.2
Basic	1,278.6	1,326.1	1,289.9	1,335.2

Cash dividend per common share	$0.65	$0.55	$1.20	$1.05

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At June 30, 2010	At December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$10,325	$12,183
Marketable securities	1,916	1,791
Notes and accounts receivable — trade (net of allowances of $291 in 2010 and $217 in 2009)	9,051	10,736
Short-term financing receivables (net of allowances of $376 in 2010 and $438 in 2009)	13,301	14,914
Other accounts receivable (net of allowances of $11 in 2010 and $15 in 2009)	1,140	1,143
Inventories, at lower of average cost or market:
Finished goods	493	533
Work in process and raw materials	2,102	1,960
Total inventories	2,595	2,494
Deferred taxes	1,444	1,730
Prepaid expenses and other current assets	5,124	3,946
Total current assets	44,895	48,935

Plant, rental machines and other property	38,292	39,596
Less: Accumulated depreciation	24,758	25,431
Plant, rental machines and other property — net	13,534	14,165
Long-term financing receivables (net of allowances of $84 in 2010 and $97 in 2009)	9,185	10,644
Prepaid pension assets	3,575	3,001
Deferred taxes	3,122	4,195
Goodwill	20,544	20,190
Intangible assets — net	2,526	2,513
Investments and sundry assets	6,038	5,379
Total assets	$103,420	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	(Dollars in millions)	At June 30, 2010	At December 31, 2009
	Liabilities:
	Current liabilities:
	Taxes	$2,895	$3,826
	Short-term debt	5,633	4,168
	Accounts payable	7,233	7,436
	Compensation and benefits	4,022	4,505
	Deferred income	10,671	10,845
	Other accrued expenses and liabilities	4,539	5,223
	Total current liabilities	34,993	36,002
	Long-term debt	21,017	21,932
	Retirement and nonpension postretirement benefit obligations	14,598	15,953
	Deferred income	3,341	3,562
	Other liabilities	8,295	8,819
	Total liabilities	82,244	86,267

	Equity:

	IBM stockholders’ equity:
	Common stock, par value $0.20 per share, and additional paid-in capital	43,522	41,810
	Shares authorized: 4,687,500,000
Shares issued:	2010 – 2,145,080,210
	2009 – 2,127,016,668
	Retained earnings	85,323	80,900
	Treasury stock - at cost	(89,276)	(81,243)
Shares:	2010 – 883,802,138
	2009 – 821,679,245
	Accumulated other comprehensive income/(loss)	(18,510)	(18,830)
	Total IBM stockholders’ equity	21,059	22,637
	Noncontrolling interests	117	118
	Total equity	21,176	22,755
	Total liabilities and equity	$103,420	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Dollars in millions)	2010	2009
Cash flow from operating activities:
Net income	$5,987	$5,398
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	1,823	1,853
Amortization of intangibles	570	618
Stock-based compensation	320	269
Net (gain)/loss on asset sales and other	(590)	(340)
Changes in operating assets and liabilities, net of acquisitions/divestitures	93	1,330
Net cash provided by operating activities	8,203	9,127

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,586)	(1,304)
Investment in software	(287)	(319)
Acquisition of businesses, net of cash acquired	(1,009)	(100)
Divestiture of businesses, net of cash transferred	0	356
Non-operating finance receivables — net	282	487
Purchases of marketable securities and other investments	(3,883)	(2,330)
Proceeds from disposition of marketable securities and other investments	3,838	1,314
Net cash used in investing activities	(2,645)	(1,897)

Cash flow from financing activities:
Proceeds from new debt	2,501	1,969
Payments to settle debt	(3,744)	(5,040)
Short-term borrowings/(repayments) less than 90 days — net	1,973	(934)
Common stock repurchases	(8,121)	(3,436)
Common stock transactions — other	1,827	522
Cash dividends paid	(1,551)	(1,407)
Net cash used in financing activities	(7,114)	(8,326)

Effect of exchange rate changes on cash and cash equivalents	(301)	33
Net change in cash and cash equivalents	(1,858)	(1,063)

Cash and cash equivalents at January 1	12,183	12,741
Cash and cash equivalents at June 30	$10,325	$11,678

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation: The accompanying Consolidated Financial Statements and footnotes thereto of the International Business Machines Corporation (IBM or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

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

Noncontrolling interest amounts in income of $1.0 million and $0.4 million, net of tax, for the three months ended June 30, 2010 and 2009, respectively, and $2.8 million for both the six months ended June 30, 2010 and 2009 are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item. Additionally, changes to noncontrolling interests are presented in Note 10, “Equity Activity”, on pages 27 and 28.

Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In July 2010, the Financial Accounting Standards Board (FASB) issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. These changes will not have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures. See Note 4, “Fair Value”, on pages 11 to 13 for further information. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and will not have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the company elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)

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

Notes to Consolidated Financial Statements – (continued)

Revenue from IT datacenter and business process outsourcing contracts is recognized in the period the services are provided using either an objective measure of output or on a straight-line basis over the term of the contract. Under the output method, the amount of revenue recognized is based on the services delivered in the period.

Revenue from application management services, technology infrastructure and system maintenance and Web hosting contracts is primarily recognized on a straight-line basis over the terms of the contracts. Revenue from time-and-material contracts is recognized as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is recognized on a straight-line basis over the delivery period.

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

Notes to Consolidated Financial Statements – (continued)

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

The company’s multiple-deliverable arrangements may have a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple deliverable arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy (VSOE, TPE or BESP) in the new amended revenue accounting guidance. In the limited circumstances where the company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, BESP is used for the purposes of performing this allocation.

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

When the company is unable to establish selling price using VSOE or TPE, the company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis. Due to the fact that the company sells its products and services on a stand-alone basis, and therefore has established VSOE for its products and services offerings, the company expects to use BESP to determine the relative selling price for a product or service in a multiple-deliverable arrangement on an infrequent basis. An example of when BESP would be used is when the company sells a new product, for which VSOE and TPE does not exist, in a multiple deliverable arrangement prior to selling the new product on a stand-alone basis. During the second quarter and six month period ended June 30, 2010, BESP was used in seven and nine transactions, respectively, and the effects of its use were immaterial.

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

Effect of Adoption

For transactions entered into prior to January 1, 2010, the company recognized revenue based on established revenue recognition guidance as it related to the elements within the arrangement. For the vast majority of the company’s arrangements involving multiple deliverables, the fee from the arrangement was allocated to each respective element based on its relative fair value, using VSOE. In the limited circumstances when the company was not able to determine VSOE for all of the elements of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate fair value of any undelivered elements, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. The residual method and recognition of revenue on a ratable basis were generally used in circumstances where VSOE, as applicable, was unavailable.

The new amended accounting standards for multiple-deliverable revenue arrangements and changes to the scope of existing software revenue recognition guidance if applied to transactions in the year ended December 31, 2009 would not have resulted in a material change to the company’s reported revenue for that fiscal year period.

Notes to Consolidated Financial Statements – (continued)

In addition, there would not have been a material impact to revenue, as reported during the three and six months ended June 30, 2010, if the transactions entered into or materially modified on or after January 1, 2010 were subject to the previous accounting guidance.

As discussed in Note 2, “Accounting Changes,” on pages 7 and 8 there was no material impact in the second quarter or the first six months of 2010, respectively, from the adoption of the amended revenue recognition guidance. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a material impact on revenue in future periods.

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

Notes to Consolidated Financial Statements – (continued)

Non-financial assets such as property plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 70 to 79 in the 2009 Annual Report for further information. There were no material impairments of non-financial assets for the six months ended June 30, 2010 and June 30, 2009.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

(Dollars in millions)
At June 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,057	$—	$3,057
Commercial paper	—	2,273	—	2,273
Money market funds	1,520	—	—	1,520
U.S. Federal Government securities	—	934	—	934
Other securities	—	14	—	14
Total	1,520	6,278	—	7,798
Debt securities – current(2)
Time deposits and certificates of deposit	—	313	—	313
Commercial paper	—	1,101	—	1,101
U.S. Federal Government securities	—	500	—	500
Other securities	—	1	—	1
Total	—	1,916	—	1,916
Debt securities – noncurrent(3)	1	6	—	7
Non-equity method alliance investments(3)	344	6	—	350
Derivative assets(4)
Interest rate contracts	—	677	—	677
Foreign exchange contracts	—	1,482	—	1,482
Equity contracts	—	3	—	3
Total	—	2,162	—	2,162	(6)
Total Assets	$1,865	$10,367	$—	$12,232

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$655	$—	$655
Equity contracts		33		33
Total Liabilities	$—	$688	$—	$688	(6)

(1)     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)     Included within marketable securities in the Consolidated Statement of Financial Position.

(3)     Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)     The gross balances of derivative assets contained in prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2010 are $861 million and $1,301 million, respectively.

(5)     The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2010 are $471 million and $217 million, respectively.

(6)     If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $438 million each.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,324	$—	$4,324
Commercial paper	—	2,099	—	2,099
Money market funds	2,780	—	—	2,780
Other securities	—	74	—	74
Total	2,780	6,497	—	9,277
Debt securities – current(2)
Commercial paper	—	1,491	—	1,491
U.S. Federal Government securities	—	300	—	300
Total	—	1,791	—	1,791
Debt securities – noncurrent(3)	3	6	—	9
Non-equity method alliance investments(3)	366	8	—	374
Derivative assets(4)
Interest rate contracts	—	426	—	426
Foreign exchange contracts	—	407	—	407
Equity contracts	—	5	—	5
Total	—	838	—	838	(6)
Total Assets	$3,149	$9,140	$—	$12,289

Liabilities:
Derivative liabilities(5)
Interest rate contracts	$—	$2	$—	$2
Foreign exchange contracts	—	1,553	—	1,553
Total Liabilities	$—	$1,555	$—	$1,555	(6)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
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

There were no significant transfers between Levels 1 and 2 for the six months ended June 30, 2010 and for the year ended December 31, 2009.

Notes to Consolidated Financial Statements – (continued)

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $21,017 million and $21,932 million and the estimated fair value is $22,612 million and $23,748 million at June 30, 2010 and December 31, 2009, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$3,057	$—	$(0)	$3,057
Commercial paper	2,273	—	(0)	2,273
Money market funds	1,520	—	—	1,520
U.S. Federal Government securities	934	—	(0)	934
Other securities	14	—	—	14
Total	$7,798	$—	$(0)	$7,798
Debt securities – current**
Commercial paper	$1,101	$—	$(0)	$1,101
Time deposits and certificates of deposit	313	—	(0)	313
Other securities	1	—	—	1
U.S. Federal Government securities	500	—	(0)	500
Total	$1,916	$—	$(0)	$1,916
Debt securities – noncurrent***
Other securities	$6	$1	$—	$7
Total	$6	$1	$—	$7
Non-equity method alliance investments***	$177	$176	$(3)	$350

*	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
**	Reported as marketable securities within the Consolidated Statement of Financial Position.
***	Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements – (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2009	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$4,324	$0	$—	$4,324
Commercial paper	2,099	—	(0)	2,099
Money market funds	2,780	—	—	2,780
Other securities	74	—	—	74
Total	$9,277	$0	$(0)	$9,277
Debt securities – current**
Commercial paper	$1,491	$—	$(0)	1,491
U.S. Federal Government securities	300	0	—	300
Total	$1,791	$0	$(0)	$1,791
Debt securities – noncurrent***
Other securities	$9	$0	$(0)	$9
Total	$9	$0	$(0)	$9
Non-equity method alliance investments***	$183	$201	$(10)	$374

*	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
**	Reported as marketable securities within the Consolidated Statement of Financial Position.
***	Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of June 30, 2010, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $4 million and $13 million for the second quarter and first six months of 2010, respectively. The gross realized gains (before taxes) on these sales totaled $1 million and $5 million for the second quarter and first six months of 2010, respectively. The gross realized losses (before taxes) on these sales were less than $1 million in the second quarter and first six months of 2010. Proceeds from the sales of debt securities and marketable equity securities were approximately $6 million and $11 million in the second quarter and first six months of 2009, respectively. The gross realized losses (before taxes) on these sales totaled $12 million and $21 million in the second quarter and first six months of 2009, respectively. The company determines the cost of the securities sold based on the specific identification method.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net gains/(losses) reclassified from accumulated other comprehensive income/(loss) into net income were as follows:

(Dollars in millions)
For the three months ended June 30:	2010	2009
Net unrealized gains/(losses) arising during the period	$(46)	$35
Less: Net (losses)/gains included in net income for the period*	1	(7)
Net unrealized gains/(losses) on marketable securities	$(47)	$42

* Includes writedowns of $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively.

(Dollars in millions)
For the six months ended June 30:	2010	2009
Net unrealized gains/(losses) arising during the period	$(6)	$23
Less: Net (losses)/gains included in net income for the period*	(0)	(13)
Net unrealized gains/(losses) on marketable securities	$(6)	$36

* Includes writedowns of $3.2 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2010.

Notes to Consolidated Financial Statements – (continued)

6. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2010	2009

Current:
Net investment in sales-type and direct financing leases	$3,850	$4,105
Commercial financing receivables	4,631	5,604
Client loan receivables	4,188	4,475
Installment payment receivables	632	730
Total	$13,301	$14,914
Noncurrent:
Net investment in sales-type and direct financing leases	$4,604	$5,331
Commercial financing receivables	48	58
Client loan receivables	4,064	4,759
Installment payment receivables	469	496
Total	$9,185	$10,644

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $794 million and $849 million at June 30, 2010 and December 31, 2009, respectively, and is reflected net of unearned income of $779 million and $905 million and of allowance for doubtful accounts receivable of $149 million and $159 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $264 million and $271 million at June 30, 2010 and December 31, 2009, respectively.

The company did not have any financing receivables held for sale as of June 30, 2010 and December 31, 2009.

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

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The

Notes to Consolidated Financial Statements – (continued)

right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default. The company is also a party to collateral security arrangements with most of its major counterparties.  These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2010 and December 31, 2009 was $173 million and $779 million, respectively, for which the company has posted collateral of $0 million and $37 million, respectively. Full  collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2010 and December 31, 2009 was $2,162 million and $838 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $438 million and $573 million at June 30, 2010 and December 31, 2009, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2010, this exposure is reduced by $661 million of collateral received by the company. The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At June 30, 2010, there were no amounts recognized in other receivables for the right to reclaim cash collateral. At December 31, 2009, $37 million was recorded in prepaid expenses and other current assets for the right to reclaim cash collateral. The amounts recognized in accounts payable for the obligation to return cash collateral totaled $661 million at June 30, 2010. The company had no obligation to return cash collateral at December 31, 2009. The company restricts the use of cash collateral received to rehypothecation and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At June 30, 2010, no collateral was rehypothecated.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2010 and December 31, 2009, the total notional amount of the company’s interest rate swaps was $7.5 billion and $9.1 billion, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements – (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2010 and December 31, 2009, the total notional amount of derivative instruments designated as net investment hedges was $2.4 billion and $1.0 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2010 and December 31, 2009 was approximately 0.6 years and 1.6 years, respectively.

In addition, at June 30, 2010 and December 31, 2009, the company had liabilities of $289 million and $318 million, respectively, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to June 30, 2010 and December 31, 2009, respectively; of these amounts $170 million and $94 million are expected to mature over the next twelve months, respectively. The notional amount of these instruments at June 30, 2010 and December 31, 2009 was $2.1 billion and $2.3 billion, respectively, including original and offsetting transactions.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At June 30, 2010 and December 31, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $16.6 billion and $18.7 billion, with a weighted-average remaining maturity of 1.1 years and 1.3 years, respectively.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately 3.5 years. At June 30, 2010 and December 31, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.2 billion and $0.3 billion, respectively.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $13.1 billion and $13.1 billion, respectively.

Notes to Consolidated Financial Statements – (continued)

Equity Risk Management

The company is exposed to market price changes primarily related to certain obligations to employees. These exposures are primarily related to market price movements in certain broad market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $0.8 billion and $0.8 billion, respectively.

Other Risks

The company holds warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The amount of shares to be purchased under these agreements was immaterial at June 30, 2010 and December 31, 2009. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2010 and December 31, 2009.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of June 30, 2010 and December 31, 2009 as well as for the three months and six months ended June 30, 2010 and 2009, respectively:

Notes to Consolidated Financial Statements – (continued)

Fair Value of Derivative Instruments

As of June 30, 2010

(Dollars in millions)	Fair value of derivative assets			Fair value of derivative liabilities
	Designated as hedging instruments	Not designated as hedging instruments	Total	Designated as hedging instruments	Not designated as hedging instruments	Total

Interest rate contracts:
Prepaid expenses and other current assets	$13	$-	$13	$-	$-	$-
Investments and sundry assets	664	-	664	-	-	-
Other liabilities	-	-	-	-	-	-

Foreign exchange contracts:
Prepaid expenses and other current assets	739	106	845	-	-	-
Investments and sundry assets	614	23	637	-	-	-
Other accrued expenses and liabilities	-	-	-	190	247	437
Other liabilities	-	-	-	93	125	218

Equity contracts:
Prepaid expenses and other current assets	-	3	3	-	-	-
Other accrued expenses and liabilities	-	-	-	-	33	33

Fair value of derivative assets and liabilities	$2,030	$132	$2,162	$283	$405	$688

Total debt designated as hedging instruments:
Short-term debt	NA	NA	NA	$-	$-	$-
Long-term debt	NA	NA	NA	2,362	-	2,362

Total			$2,162			$3,050

NA – not applicable

Notes to Consolidated Financial Statements – (continued)

Fair Value of Derivative Instruments

As of December 31, 2009

(Dollars in millions)	Fair value of derivative assets			Fair value of derivative liabilities

	Designated as hedging instruments	Not designated as hedging instruments	Total	Designated as hedging instruments	Not designated as hedging instruments	Total

Interest rate contracts:
Prepaid expenses and other current assets	$43	$-	$43	$-	$-	$-
Investments and sundry assets	383	-	383	-	-	-
Other liabilities	-	-	-	2	-	2

Foreign exchange contracts:
Prepaid expenses and other current assets	74	151	225	-	-	-
Investments and sundry assets	156	26	182	-	-	-
Other accrued expenses and liabilities		-	-	602	304	906
Other liabilities	-	-	-	423	224	647

Equity contracts:
Prepaid expenses and other current assets	-	5	5	-	-	-
Other accrued expenses and liabilities	-	-	-	-	0	0

Fair value of derivative assets and liabilities	$656	$182	$838	$1,027	$528	$1,555

Total debt designated as hedging instruments:
Short-term debt	NA	NA	NA	$1,440	$-	$1,440
Long-term debt	NA	NA	NA	2,618	-	2,618

Total			$838			$5,613

NA – not applicable

Notes to Consolidated Financial Statements –(continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the three months ended June 30, 2010 and 2009

(Dollars in millions)

		Gain (loss) recognized in earnings
	Consolidated Statement of Earnings line item	Recognized on derivatives (2)		Attributable to risk being hedged (3)
		2010	2009	2010	2009
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$185	$(138)	$(142)	$177
	Interest expense	109	(84)	(84)	108
Derivative instruments not designated as hedging instruments: (1)
Foreign exchange contracts	Other (income) and expense	(177)	(69)	NA	NA
Equity contracts	SG&A expense	(63)	74	NA	NA

Total		$54	$(217)	$(226)	$285

	Gain (loss) recognized in earnings and other comprehensive income
	Effective portion recognized in AOCI		Consolidated Statement of Earnings line item	Effective portion reclassified from AOCI to earnings		(Ineffectiveness) and amounts excluded from effectiveness testing (4)
	2010	2009		2010	2009	2010	2009
Derivative instruments in cash flow hedges:
Interest rate contracts	$-	$ -	Interest income	$(2)	$(2)	$-	$-

Foreign exchange contracts	760	(909)	Other (income) and expense	40	80	(1)	2
			Cost of sales	6	43	-	-
			SG&A expense	6	32	-	-
Derivative instruments in net investment hedges:
Foreign exchange contracts	340	(239)	Interest expense	0	-	(1)	3

Total	$1,100	$(1,148)		$50	$153	$(2)	$5

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.

(1)	See Note 7 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
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

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the six months ended June 30, 2010 and 2009

(Dollars in millions)

		Gain (loss) recognized in earnings
	Consolidated Statement of Earnings line item	Recognized on derivatives (2)		Attributable to risk being hedged (3)
		2010	2009	2010	2009
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$256	$(184)	$(166)	$250
	Interest expense	150	(117)	(98)	159
Derivative instruments not designated as hedging instruments: (1)
Foreign exchange contracts	Other (income) and expense	(305)	(242)	NA	NA
Equity contracts	SG&A expense	(42)	47	NA	NA

Total		$59	$(496)	$(264)	$409

	Gain (loss) recognized in earnings and other comprehensive income
	Effective portion recognized in AOCI		Consolidated Statement of Earnings line item	Effective portion reclassified from AOCI to earnings		(Ineffectiveness) and amounts excluded from effectiveness testing (4)
	2010	2009		2010	2009	2010	2009
Derivative instruments in cash flow hedges:
Interest rate contracts	$-	$(0)	Interest income	$(4)	$(11)	$-	$-

Foreign exchange contracts	1,390	(130)	Other (income) and expense	(14)	204	(7)	2
			Cost of sales	(83)	102	-	-
			SG&A expense	(45)	68	-	-
Derivative instruments in net investment hedges:

Foreign exchange contracts	587	(44)	Interest expense	0	-	(1)	2

Total	$1,977	$(174)		$(146)	$363	$(8)	$4

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.

(1)	See Note 7 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
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

Notes to Consolidated Financial Statements – (continued)

At June 30, 2010 and June 30, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $817 million and net losses $402 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $450 million of gains and $182 million of losses, respectively, are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At June 30, 2010 and June 30, 2009, net losses of approximately $17 million and net losses of approximately $16 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts $9 million and $6 million of losses, respectively, are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the six months ending June 30, 2010, and June 30, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

During July 2010, the company unwound certain of its multi-year cash flow hedges (approximately $3.7 billion notional amount), resulting in a cash inflow of $257 million which will be reflected in the company’s third quarter operating cash flows. This gain will be reclassified from accumulated other comprehensive income/(loss) to net income over a multi-year period consistent with the original maturity dates of these hedges.

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

8. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Cost	$24	$22	$49	$46
Selling, general and administrative	116	99	249	199
Research, development and engineering	12	11	24	23
Other (income) and expense*	(1)	—	(1)	—
Pre-tax stock-based compensation cost	151	132	320	269
Income tax benefits	(55)	(46)	(117)	(94)
Total stock-based compensation cost	$96	$86	$203	$175

* Reflects the one-time effects of the sale of the Product Lifecycle Management activities.

The increase in pre-tax stock-based compensation cost for the three months ended June 30, 2010, as compared to the corresponding period in the prior year, was principally the result of an increase related to restricted and performance-based stock units ($18 million). The increase in pre-tax stock-based compensation cost for the six months ended June 30, 2010, as compared to the corresponding period in the prior year, was principally the result of an increase related to restricted and performance-based stock units ($67 million), partially offset by a reduction in the level of stock option grants ($16 million).

As of June 30, 2010, the total unrecognized compensation cost of $1,257 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There were no significant capitalized stock-based compensation costs at June 30, 2010 and 2009.

9. Segments:  The following tables reflect the results of operations of the segments consistent with the company’s management and measurement system.  These results are not necessarily a depiction that is in conformity with GAAP. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended June 30, 2010:

External revenue	$9,234	$4,483	$5,277	$3,985	$544	$23,523
Internal revenue	332	197	690	202	431	1,852
Total revenue	$9,566	$4,680	$5,967	$4,187	$975	$25,376
Pre-tax income	$1,422	$683	$1,988	$221	$463	$4,777
Revenue year-to-year change	1.2%	2.6%	3.2%	2.2%	(3.9)%	1.9%
Pre-tax income year-to-year change	1.2%	12.3%	7.4%	(33.8)%	(0.5)%	2.4%
Pre-tax income margin	14.9%	14.6%	33.3%	5.3%	47.4%	18.8%

For the three months ended June 30, 2009:

External revenue	$9,108	$4,338	$5,166	$3,855	$568	$23,035
Internal revenue	343	223	614	244	447	1,870
Total revenue	$9,451	$4,562	$5,780	$4,098	$1,014	$24,905
Pre-tax income	$1,405	$608	$1,852	$333	$465	$4,663

Pre-tax income margin	14.9%	13.3%	32.0%	8.1%	45.8%	18.7%

Reconciliations to IBM as Reported:

	Three Months Ended	Three Months Ended
(Dollars in millions)	June 30, 2010	June 30, 2009
Revenue:
Total reportable segments	$25,376	$24,905
Eliminations/other	(1,652)	(1,655)
Total IBM Consolidated	$23,724	$23,250

Pre-tax income:
Total reportable segments	$4,777	$4,663
Eliminations/other	(202)	(401	)*
Total IBM Consolidated	$4,575	$4,262

* Includes a provision for losses related to a joint venture investment.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the six months Ended June 30, 2010:

External revenue	$18,540	$8,893	$10,296	$7,370	$1,081	$46,181
Internal revenue	652	400	1,448	376	834	3,710
Total revenue	$19,192	$9,293	$11,743	$7,746	$1,916	$49,891
Pre-tax income	$2,387	$1,128	$4,040	$51	$890	$8,496
Revenue year-to-year change	3.5%	1.1%	7.4%	3.2%	(3.4)%	3.6%
Pre-tax income year-to-year change	(4.9)%	(0.1)%	26.8%	(85.9)%	7.9%	6.0%
Pre-tax income margin	12.4%	12.1%	34.4%	0.7%	46.5%	17.0%

For the six months ended June 30, 2009:

External revenue	$17,862	$8,736	$9,705	$7,083	$1,146	$44,533
Internal revenue	685	456	1,227	420	836	3,624
Total revenue	$18,547	$9,191	$10,933	$7,503	$1,982	$48,156
Pre-tax income	$2,509	$1,130	$3,186	$361	$825	$8,011

Pre-tax income margin	13.5%	12.3%	29.1%	4.8%	41.6%	16.6%

Reconciliations to IBM as Reported:

	Six Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2010	June 30, 2009
Revenue:
Total reportable segments	$49,891	$48,156
Eliminations/other	(3,310)	(3,195)
Total IBM Consolidated	$46,581	$44,962

Pre-tax income:
Total reportable segments	$8,496	$8,011
Eliminations/other	(406)	(627	)*
Total IBM Consolidated	$8,090	$7,385

* Includes a provision for losses related to a joint venture investment.

Notes to Consolidated Financial Statements – (continued)

10. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid –in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity – January 1, 2010	$ 41,810	$ 80,900	$ (81,243)	$ (18,830)	$ 22,637	$ 118	$ 22,755

Net income		5,987			5,987		5,987

Other comprehensive income/(loss), net of tax (total)				320	320		320

Cash dividends declared – common stock		(1,551)			(1,551)		(1,551)

Stock transactions related to employee plans – net	1,712	(12)	200		1,899		1,899

Other treasury shares purchased – not retired			(8,233)		(8,233)		(8,233)

Changes in noncontrolling interests						(1)	(1)

Equity – June 30, 2010	$43,522	$ 85,323	$(89,276)	$ (18,510)	$ 21,059	$ 117	$ 21,176

(Dollars in millions)	Common Stock and Additional Paid –in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity – January 1, 2009	$39,129	$ 70,353	$ (74,171)	$ (21,845)	$ 13,465	$ 119	$ 13,584

Net income		5,398			5,398		5,398

Other comprehensive income/(loss), net of tax (total)				802	802		802

Cash dividends declared – common stock		(1,407)			(1,407)		(1,407)

Stock transactions related to employee plans – net	645	(16)	2		631		631

Other treasury shares purchased – not retired			(3,510)		(3,510)		(3,510)

Changes in noncontrolling interests						(25)	(25)

Equity – June 30, 2009	$39,774	$ 74,328	$(77,679)	$ (21,043)	$ 15,380	$ 94	$ 15,473

Notes to Consolidated Financial Statements – (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of IBM stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Net income	$3,386	$3,103	$5,987	$5,398
Other comprehensive income/(loss) —net of tax:
Foreign currency translation adjustments	(929)	1,150	(1,081)	766
Net change in retirement-related benefit plans	168	118	392	351
Net unrealized gains/(losses) on marketable securities	(47)	42	(6)	36
Net unrealized gains/(losses) on cash flow hedge derivatives	475	(704)	1,015	(351)
Total other comprehensive income/(loss)	(332)	605	320	802
Net income plus other comprehensive income/(loss)	$3,053	$3,709	$6,306	$6,200

11. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

For the three months ended June 30:	2010	2009*	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans – cost
Defined benefit and contribution pension plans	$234	$229	2.0%
Nonpension postretirement plans	86	88	(2.3)
Total	$319	$317	0.9%

* Reclassified to conform with 2010 presentation.

For the six months ended June 30:	2010	2009*	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans – cost
Defined benefit and contribution pension plans	$555	$580	(4.4)%
Nonpension postretirement plans	173	173	(0.1)
Total	$728	$753	(3.4)%

* Reclassified to conform with 2010 presentation.

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2010	2009*	2010	2009*

Service cost	$—	$—	$123	$145
Interest cost	648	666	444	464
Expected return on plan assets	(1,001)	(1,002)	(592)	(620)
Amortization of prior service cost/(credits)	3	3	(42)	(31)
Recognized actuarial losses	116	97	171	143
Curtailments/settlements	—	—	0	(1)
Multiemployer plan/other costs	—	—	20	21
Total net periodic pension (income)/cost of defined benefit plans	(234)	(236)	125	121
Cost of defined contribution plans	212	228	131	116
Total pension plan cost recognized in the Consolidated Statement of Earnings	$(22)	$(8)	$255	$238

* Reclassified to conform with 2010 presentation.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2010	2009*	2010	2009*

Service cost	$—	$—	$251	$284
Interest cost	1,301	1,341	913	907
Expected return on plan assets	(2,009)	(2,004)	(1,218)	(1,213)
Amortization of prior service cost/(credits)	5	5	(84)	(61)
Recognized actuarial losses	235	205	349	303
Curtailments/settlements	—	—	27	8
Multiemployer plan/other costs	—	—	52	44
Total net periodic pension (income)/cost of defined benefit plans	(468)	(453)	290	270
Cost of defined contribution plans	478	534	255	228
Total pension plan cost recognized in the Consolidated Statement of Earnings	$10	$81	$545	$499

*Reclassified to conform with 2010 presentation.

In 2010, the company expects to contribute to its non-U.S. defined benefit plans approximately $900 million, which is the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first half of 2010 were $440 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2010	2009	2010	2009

Service cost	$8	$10	$2	$2
Interest cost	65	73	15	13
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service credits	(4)	(10)	(1)	(2)
Recognized actuarial losses	—	—	3	3
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$70	$74	$16	$14

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2010	2009	2010	2009

Service cost	$17	$21	$4	$5
Interest cost	131	145	29	24
Expected return on plan assets	—	—	(5)	(4)
Amortization of prior service credits	(7)	(20)	(3)	(3)
Recognized actuarial losses	—	—	6	5
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$141	$146	$32	$27

The company received a $12.1 million subsidy in the second quarter of 2010 and a $21.1 million subsidy for the first half of 2010 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 121 in the company’s 2009 Annual Report.

12. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2010, the company completed six acquisitions at an aggregate cost of $1,176 million.

The Software segment completed acquisitions of four privately held companies: in the first quarter, Lombardi Software, Inc., Intelliden Inc. and Initiate Systems, Inc.; and in the second quarter, Cast Iron Systems.  Global Technology Services (GTS) completed one acquisition in the first quarter:  the core operating assets of Wilshire Credit Corporation.  Global Business Services (GBS) completed one acquisition in the first quarter:  National Interest Security Company, LLC, a privately held company.

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Lombardi is a leading provider of business process management software and services and will become part of the company’s application integration software portfolio. Intelliden is a leading provider of intelligent network automation software and will extend the company’s network management offerings. Initiate is a market leader in data integrity software for information sharing among health care and government organizations. Cast Iron Systems, the leading Software as a Service (SaaS) and cloud application integration provider, enhances the company’s industry-leading WebSphere business integration software portfolio. Wilshire’s mortgage servicing platform will continue the company’s strategic focus on the mortgage services industry and strengthens its commitment to deliver mortgage business process outsourcing solutions.  National Interest Security Company will strengthen the company’s ability to deliver advanced analytics and IT solutions to the public sector. Purchase price consideration for all acquisitions was paid in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2010:

(Dollars in millions)	Amortization Life (yrs.)	Total Acquisitions
Current assets		$182
Fixed assets/noncurrent assets		36
Intangible assets:
Goodwill	NA	855
Completed technology	3-7	170
Client relationships	3-7	117
In-Process Research and Development	NA	4
Patents/trademarks	1-7	5
Total assets acquired		1,370
Current liabilities		(147)
Noncurrent liabilities		(47)
Total liabilities assumed		(194)
Total purchase price		$1,176

NA – not applicable

Notes to Consolidated Financial Statements – (continued)

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 5.1 years.  With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $855 million has been assigned to the Software ($571 million), GTS ($32 million) and GBS ($252 million) segments. It is expected that approximately 25 percent of the goodwill will be deductible for tax purposes.

On May 24, 2010, the company announced that it has agreed to acquire business-to-business software and services company Sterling Commerce from AT&T, Inc. for approximately $1.4 billion in cash. This acquisition, which is expected to close in the second half of 2010, will give the company new capabilities to help clients build dynamic networks that connect software across different servers.

On June 15, 2010, the company announced a definitive agreement to acquire Coremetrics, a leader in web analytics software. Coremetrics, a privately held company based in San Mateo, California, will expand the company’s business analytics capabilities by enabling organizations to use a cloud-based delivery model to gain real-time insight into consumer interactions internally and through social media networks to develop faster, more targeted marketing campaigns. This acquisition is expected to close in the third quarter of 2010.

On July 1, 2010, the company announced it entered into an agreement to acquire BigFix, Inc., a privately-held company based in Emeryville, California. The move aims to accelerate the company’s efforts to help organizations more intelligently secure the enterprise by managing and automating security and compliance updates on thousands of computers globally. This transaction closed on July 19, 2010. At the date of issuance of these financial statements, the initial purchase accounting was not complete.

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

In 2007, the company divested 51 percent of its printing business (InfoPrint) to Ricoh.  The company also stated that it would divest its remaining ownership to Ricoh quarterly over a three year period from the closing date.  At June 30, 2010, the company no longer has an ownership interest in InfoPrint.  See the company’s 2009 Annual Report on pages 85 and 86 for additional information.

Notes to Consolidated Financial Statements — (continued)

13. Intangible Assets Including Goodwill: The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,652	$(784)	$867
Client-related	1,244	(538)	706
Completed technology	1,373	(546)	826
In-process R&D	4	0	4
Patents/trademarks	174	(66)	108
Other(a)	47	(32)	14
Total	$4,494	$(1,968)	$2,526

	At December 31, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,765	$(846)	$919
Client-related	1,367	(677)	690
Completed technology	1,222	(452)	770
Patents/trademarks	174	(59)	115
Other(a)	94	(75)	19
Total	$4,622	$(2,109)	$2,513

(a)               Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $13 million during the first half of 2010, primarily due to acquired intangible asset additions, partially offset by amortization.  The aggregate intangible amortization expense was $284 million and $570 million for the second quarter and first six months of 2010 respectively, versus $307 million and $618 million for the second quarter and first six months ended June 30, 2009, respectively.  In addition, in the first half of 2010, the company retired $692 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2010:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2010 (for Q3-Q4)	$303	$232	$535
2011	394	423	817
2012	150	356	505
2013	20	318	338
2014	—	185	185

The changes in the goodwill balances by reportable segment, for the six months ended June 30, 2010 and for the year ended December 31, 2009 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	06/30/10
Global Business Services	$4,042	$252	$—	$—	$(231)	$4,063
Global Technology Services	2,777	32	(1)	—	(179)	2,629
Software	12,605	571	(9)	—	(79)	13,088
Systems and Technology	766	—	(0)	—	(2)	764
Total	$20,190	$855	$(10)	$—	$(491)	$20,544

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/09	Additions	Adjustments	Divestitures	Adjustments	12/31/09
Global Business Services	$3,870	$—	$—	$—	$172	$4,042
Global Technology Services	2,616	10	1	—	150	2,777
Software	10,966	994	(50)	(13)	708	12,605
Systems and Technology	772	—	(7)	—	1	766
Total	$18,226	$1,004	$(56)	$(13)	$1,031	$20,190

Purchase price adjustments recorded in the first six months of 2010 and full year 2009 were related to acquisitions  completed on or prior to December 31, 2009 or December 31, 2008, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2010 or the full year 2009, and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2010	Payments	Adjustments*	06/30/2010
Current:
Workforce	$71	$(34)	$(1)	$36
Space	16	(10)	6	12
Total Current	$87	$(44)	$5	$48
Noncurrent:
Workforce	$427	$—	$(58)	$369
Space	14	—	(6)	8
Total Noncurrent	$441	$—	$(64)	$376

*   Principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

15. Contingencies:  As a company with a substantial employee population and with clients in more than 170 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company is a leader in the information technology industry and, as such, has been and will continue to be subject to claims challenging its intellectual property (IP) rights and associated products and offerings, including claims of copyright and patent infringement and violations of trade secrets and other IP rights. In addition, the company enforces its own IP against infringement, through license negotiations, lawsuits or otherwise. Also, as is typical for companies of IBM’s scope and scale, the company is party to actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the company’s pension, retirement and other benefit plans), as well as actions with respect to contracts, product liability, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Some of the actions to which the company is party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise.

The following is a summary of the more significant legal matters involving the company.

Notes to Consolidated Financial Statements — (continued)

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Chapter 11 Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. In July 2010, SCO filed an appeal in connection with this matter.

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain intellectual property rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM. This decision has been appealed by T3. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Union competition law based on the facts alleged in the above-referenced U.S. litigation involving T3. In March 2010, TurboHercules SAS filed a similar complaint with the European Commission. IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM, and the DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM. In July 2010, the European Commission notified the company that it has decided to initiate proceedings to further investigate IBM regarding possible infringements of European Union competition law.

The company is a defendant in an action filed on December 14, 2009 in the United States District Court for the Western District of Texas by Neon Enterprise Software, LLC. Neon alleges that the company has interfered with Neon’s efforts to license its zPrime software. It seeks damages and injunctive relief. In late January 2010, IBM filed its answer to Neon’s complaint and asserted counterclaims against Neon. The case is set for trial in March 2012.

The company is a defendant in an action filed on April 2, 2009 in the United States District Court for the Eastern District of Texas by Acqis LLC, which alleges that certain IBM products infringe certain patents relating generally to modular computing devices. Acqis seeks damages and injunctive relief. The case is set for trial in February 2011.

The company is a defendant in an action filed on February 5, 2010 in the United States District Court for the Eastern District of Virginia by TecSec, Inc., which alleges that certain IBM products infringe certain patents relating generally to encryption. TecSec seeks damages and injunctive relief. A pretrial conference is scheduled for November 2010.

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

Notes to Consolidated Financial Statements — (continued)

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2010, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have on the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter which may give rise to additional factors.

16. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,487 million and $3,576 million at June 30, 2010 and December 31, 2009, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,637 million and $2,788 million at June 30, 2010 and December 31, 2009, respectively.

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

Notes to Consolidated Financial Statements — (continued)

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $82 million and $85 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts  are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2010	2009
Balance at January 1	$316	$358
Current period accruals	189	157
Accrual adjustments to reflect actual experience	20	(3)
Charges incurred	(217)	(204)
Balance at June 30	$308	$308

Extended Warranty Liability

(Dollars in millions)	2010	2009
Aggregate deferred revenue at January 1	$665	$589
Revenue deferred for new extended warranty contracts	145	147
Amortization of deferred revenue	(149)	(122)
Other*	(52)	7
Aggregate deferred revenue at June 30	$608	$621

Current portion	$283	$281
Noncurrent portion	325	340
Aggregate deferred revenue at June 30	$608	$621

* Other primarily consists of foreign currency translation adjustments.

17. Subsequent Events: On July 27, 2010, the company announced that the Board of Directors approved a quarterly dividend of $0.65 per common share. The dividend is payable September 10, 2010 to stockholders of record on August 10, 2010.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Snapshot

(Dollars in millions except per share amounts)			Yr. to Yr.
			Percent/
			Margin
For the three months ended June 30:	2010	2009	Change
Revenue	$23,724	$23,250	2.0	%*
Gross profit margin	45.6%	45.5%	0.1	pts.
Total expense and other income	$6,234	$6,319	(1.4)%
Total expense and other income to revenue ratio	26.3%	27.2%	(0.9	)pts.
Provision for income taxes	$1,190	$1,159	2.6%
Net income	$3,386	$3,103	9.1%
Net income margin	14.3%	13.3%	0.9	pts.
Earnings per share:
Assuming dilution	$2.61	$2.32	12.5%
Basic	$2.65	$2.34	13.2%
Weighted-average shares outstanding:
Assuming dilution	1,296.7	1,336.9	(3.0)%
Basic	1,278.6	1,326.1	(3.6)%

* 1.6 percent adjusted for currency

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

In the second quarter of 2010, the company continued the trend of improving business performance, increasing constant currency revenue growth, expanding margins and again delivering double-digit earnings per share growth.

The company has increased earnings per share in each of the last 30 quarters. Since early 2007, when the company first introduced its 2010 roadmap, the company has delivered double-digit earnings per share growth in 12 of the last 14 quarters. In each of these quarterly periods - which spanned a variety of economic environments - the company has faced unique opportunities and challenges. The many dimensions of the company’s business model - business mix, global scale and structure, financial strength and flexibility - have enabled the company to overcome the challenges and capitalize on opportunities - and consistently deliver solid performance. In the second quarter, the company faced a significant currency impact driven by the sharp strengthening of the dollar and still delivered 13 percent earnings per share growth compared to a very strong second quarter of 2009 in which earnings per share increased 18 percent.

Total revenue increased 2.0 percent (2 percent adjusted for currency) compared to the second quarter of 2009. Overall, currency provided approximately 40 basis points of revenue growth versus the 200-300 basis points projected based on mid-April spot rates at the time the company released its first quarter financial results. That resulted in a 2-3 point impact to the company’s as reported revenue growth. The revenue growth rate at constant currency was 2 points better than the constant currency performance in the first quarter of 2010 and 7 points better than the fourth quarter of 2009 growth rate. The first quarter 2010 sale of the company’s Product Lifecycle Management (PLM) software activities impacted the second quarter revenue growth rate by approximately one point. On this basis, the improvement was broad based - across all the company’s segments and geographies.

Revenue performance was strong in the company’s key growth investment areas. Total revenue from the growth markets increased 13.7 percent (9 percent adjusted for currency) with performance driven by the BRIC countries of Brazil, Russia, India and China, which increased 21.9 percent (16 percent adjusted for currency) as the company has been investing heavily to build out the infrastructures in the emerging countries. The company is investing to extend its technology leadership.

Management Discussion — (continued)

Earlier this year, Power7 technology was introduced to the company’s mid-range Unix servers - in the second quarter, the mid-range grew 11 percent which drove share gains in Power Systems. In the third quarter, the company will have Power7 across its entire Unix product line and will introduce and begin shipping its next generation mainframe server. Business analytics is a key growth area for the company. In the second quarter, business analytics revenue increased 14 percent compared to the prior year which contributed to strong performance in the Software and Global Business Services segments. Global Business Services revenue growth improved to 3.3 percent (3 percent adjusted for currency) and key branded middleware in Software increased 9.4 percent (10 percent adjusted for currency) versus the prior year and gained share again in the quarter.

The consolidated gross profit margin increased 0.1 point versus the second quarter of 2009 to 45.6 percent driven by improved margins in Global Business Services and Software. Gross profit margin performance by segment and the impact to the consolidated gross margin was as follows:

	Gross	Yr.-to-Yr.		Consolidated
	Margin	Change		Impact
Global Technology Services	34.6%	(0.2	)pts.	(0.1	)pts.
Global Business Services	28.5%	1.3	pts.	0.2	pts.
Software	87.1%	1.2	pts.	0.3	pts.
Systems & Technology	36.1%	(1.0	)pts.	(0.2	)pts.
Global Financing	50.1%	3.0	pts.	0.1	pts.

Total expense and other income decreased 1.4 percent in the second quarter compared to the prior year. The year-to-year drivers were approximately:

•	Operational expense,	(5)	points
•	Currency,	2	points
•	Acquisitions,	2	points

Pre-tax income grew 7.3 percent and the pre-tax margin was 19.3 percent, an increase of 1.0 point versus the second quarter of 2009. Net income increased 9.1 percent reflecting an improvement in the tax rate. The effective tax rate was 26.0 percent, compared with 27.2 percent in the prior year. Net income margin improved 0.9 points to 14.3 percent.

Diluted earnings per share improved 12.5 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the second quarter, the company repurchased 32.4 million shares of its common stock. Diluted earnings per share of $2.61 increased $0.29 from the prior year driven by the following factors:

- Revenue increase at actual rates:		$0.05
- Operating leverage:		$0.16
•	Gross margin increase of 0.1 point:	$0.01
•	Expense productivity:	$0.11
•	Tax rate decrease of 1.2 points:	$0.04
- Common stock repurchases:		$0.08

In the second quarter, the improvement in earnings per share was driven by a combination of revenue growth, margin expansion and an effective use of cash.

The company generated $3,766 million in cash flow provided by operating activities, a decrease of $975 million compared to the second quarter of 2009, driven primarily by financing receivables ($648 million) and a prior year foreign tax refund ($360 million). Net cash used in investing activities of $1,946 million increased $97 million primarily due to increased capital investments ($106 million). Net cash used in financing activities of $3,746 million was essentially flat compared to the prior year.

Total Global Services signings of $12,299 million were flat versus the first quarter and down 12.1 percent (12 percent adjusted for currency) compared to the second quarter of 2009. Signings performance was impacted by a decline in outsourcing signings of 19 percent (19 percent adjusted for currency) compared to a very strong prior year period. Based on an assessment of the larger outsourcing contracts, there was a significant decline in contract extensions as a number of large deals pushed out of the second quarter. Contract extensions have little to no benefit to near-term revenue. In contrast, the business had good growth in new business signings which will have a more immediate contribution to revenue.The Global Services backlog at June 30, 2010 was $129 billion, a decrease of $2 billion (up $1 billion, adjusted for currency) versus the prior year.

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent/
			Margin
For the six months ended June 30:	2010	2009	Change
Revenue	$46,581	$44,962	3.6	%*
Gross profit margin	44.6%	44.5%	0.1	pts.
Total expense and other income	$12,695	$12,628	0.5%
Total expense and other income to revenue ratio	27.3%	28.1%	(0.8	)pts.
Provision for income taxes	$2,103	$1,986	5.9%
Net income	$5,987	$5,398	10.9%
Net income margin	12.9%	12.0%	0.8	pts.
Earnings per share:
Assuming dilution	$4.57	$4.02	13.7%
Basic	$4.64	$4.04	14.9%
Weighted-average shares outstanding:
Assuming dilution	1,309.2	1,343.2	(2.5)%
Basic	1,289.9	1,335.2	(3.4)%

	06/30/10	12/31/09
Assets	$103,420	$109,022	(5.1)%
Liabilities	$82,244	$86,267	(4.7)%
Equity	$21,176	$22,755	(6.9)%

* 0.8 percent adjusted for currency

In the first half of 2010, the company delivered excellent financial performance with diluted earnings per share of $4.57, an increase of 13.7 percent compared to the first six months of 2009. Performance was consistent with earnings per share growth of 15.9 percent in the first quarter and 12.5 percent in the second quarter. The company continues to demonstrate steady improvement in the business - in both revenue growth and margin expansion. The company utilizes its strong profit and cash position to invest and expand its base of opportunity while returning capital to its shareholders through dividends and common stock repurchases.

Total revenue increased 3.6 percent (1 percent adjusted for currency) compared to the first half of 2009. Revenue performance in the company’s key growth areas was strong. Revenue from the growth markets increased 16.6 percent (8 percent adjusted for currency) driven by the BRIC countries which increased 22.4 percent (15 percent adjusted for currency). Key branded middleware software increased 11.1 percent (9 percent adjusted for currency). On a segment basis, Global Technology Services revenue increased 3.8 percent (flat adjusted for currency), Global Business Services 1.8 percent (down 1 percent adjusted for currency), Software 6.1 percent (4 percent adjusted for currency) and Systems and Technology 4.1 percent (3 percent adjusted for currency). Global Financing revenue declined 5.6 percent (9 percent adjusted for currency) versus the prior year.

The consolidated gross profit margin increased 0.1 point versus the first half of 2009 to 44.6 percent. Gross profit margin performance by segment and the impact to the consolidated gross margin for the year-to-date period was as follows:

	Gross	Yr.-to-Yr.		Consolidated
	Margin	Change		Impact
Global Technology Services	34.5%	0.1	pts.	0.0	pts.
Global Business Services	27.9%	1.0	pts.	0.3	pts.
Software	85.9%	0.8	pts.	0.4	pts.
Systems & Technology	34.9%	(0.7	)pts.	(0.1	)pts.
Global Financing	49.9%	3.5	pts.	0.1	pts.

Management Discussion — (continued)

Total expense and other income increased 0.5 percent in the first six months of 2010 versus the prior year. The year-to-year drivers were approximately:

•	Operational expense,	(5)	points
•	Currency,	4	points
•	Acquisitions,	2	points

Pre-tax income grew 9.6 percent and the pre-tax margin was 17.4 percent, an increase of 0.9 points versus the first half of 2009. Net income increased 10.9 percent reflecting an improvement in the tax rate. The effective tax rate was 26.0 percent, compared with 26.9 percent in the prior year. Net income margin improved 0.8 points to 12.9 percent.

Diluted earnings per share improved 13.7 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first half, the company repurchased 64.6 million shares of its common stock. Diluted earnings per share of $4.57 increased $0.55 from the prior year driven by the following factors :

- Revenue increase at actual rates:		$0.14
- Operating leverage:		$0.29
•	Gross margin increase of 0.1 point:	$0.04
•	Expense productivity:	$0.20
•	Tax rate decrease of 0.9 points:	$0.05
- Common stock repurchases:		$0.12

In the first half, the improvement in earnings per share was balanced with contribution from all the key drivers - revenue growth, margin expansion and an effective use of cash.

At June 30, 2010, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $5,602 million ($2,135 million adjusted for currency) from December 31, 2009 driven by:

•                  Decreases in total receivables ($4,761 million), cash and marketable securities ($1,732 million) and plant, rentals & other property ($631 million), partially offset by;

•                  Increased pension assets ($573 million), investments and sundry assets ($659 million) and goodwill ($354 million).

The company had $12,241 million in cash and marketable securities at June 30, 2010.

Total liabilities decreased $4,023 million ($1,341 million adjusted for currency) from December 31, 2009 driven by:

•                  Decreases in other liabilities ($1,207 million), taxes ($931million) and pension and retiree benefits ($1,355 million), partially offset by;

•                  Increased debt ($551 million).

Total equity of $21,176 million decreased $1,579 million from December 31, 2009 as a result of:

•                  Increased treasury stock ($8,033 million) and lower foreign currency translation adjustments ($1,081 million), partially offset by;

•                  Higher retained earnings ($4,423 million), common stock ($1,712 million), gains on cash flow hedge derivatives ($1,015 million) and lower pension adjustments ($392 million).

The company generated $8,203 million in cash flow provided by operating activities, a decrease of $924 million, compared to the first six months of 2009, primarily driven by financing receivables ($1,131 million) and lower tax refunds in 2010 (approximately $630 million), partially offset by an increase in net income ($588 million). Net cash used in investing activities of $2,645 million was $748 million higher than the first six months of 2009, primarily due to increased acquisitions ($909 million), decreased cash from divestitures ($356 million) and higher capital investments ($250 million), partially offset by the net benefit of $767 million from purchases and sales of marketable securities and other investments in 2010 versus 2009. Net cash used in financing activities of $7,114 million was $1,212 million lower, compared to the first six months of 2009, primarily due to an increased net benefit associated with debt ($4,736 million) and higher receipts of cash from other common stock transactions ($1,305 million), partially offset by higher payments to repurchase common stock ($4,685 million) and increased dividend payments ($144 million).

Management Discussion — (continued)

In July 2010, the company increased its expectation for 2010 to at least $11.25 in earnings per diluted share for the full year.

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2010 versus the second quarter and first six months of 2009 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended June 30:	2010	2009	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$9,234	$9,108	1.4%		0.3%
Gross margin	34.6%	34.8%	(0.2	)pts.
Global Business Services	4,483	4,338	3.3%		2.6%
Gross margin	28.5%	27.2%	1.3	pts.
Software	5,277	5,166	2.1%		2.1%
Gross margin	87.1%	85.9%	1.2	pts.
Systems and Technology	3,985	3,855	3.4%		4.2%
Gross margin	36.1%	37.1%	(1.0	)pts.
Global Financing	544	568	(4.1)%		(5.3)%
Gross margin	50.1%	47.1%	3.0	pts.
Other	200	215	(7.0)%		(6.2)%
Gross margin	17.7%	47.4%	(29.7	)pts.
Total revenue	$23,724	$23,250	2.0%		1.6%
Gross profit	$10,809	$10,581	2.2%
Gross margin	45.6%	45.5%	0.1	pts.

(Dollars in millions) For the six months ended June 30:	2010	2009	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$18,540	$17,862	3.8%		0.1%
Gross margin	34.5%	34.3%	0.1	pts.
Global Business Services	8,893	8,736	1.8%		(1.2)%
Gross margin	27.9%	26.8%	1.0	pts.
Software	10,296	9,705	6.1%		3.7%
Gross margin	85.9%	85.1%	0.8	pts.
Systems and Technology	7,370	7,083	4.1%		3.1%
Gross margin	34.9%	35.7%	(0.7	)pts.
Global Financing	1,081	1,146	(5.6)%		(8.7)%
Gross margin	49.9%	46.5%	3.5	pts.
Other	400	429	(6.8)%		(9.1)%
Gross margin	(8.9)%	50.1%	(59.0	)pts.
Total revenue	$46,581	$44,962	3.6%		0.8%
Gross profit	$20,785	$20,012	3.9%
Gross margin	44.6%	44.5%	0.1	pts.

Management Discussion — (continued)

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Global Technology Services	39.3%	39.5%	40.1%	40.1%
Global Business Services	19.1	18.8	19.3	19.6
Total Global Services	58.3	58.4	59.4	59.7
Software	22.4	22.4	22.3	21.8
Systems and Technology	16.9	16.7	16.0	15.9
Global Financing	2.3	2.5	2.3	2.6
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Global Technology Services	29.8%	30.1%	28.1%	31.3%
Global Business Services	14.3	13.0	13.3	14.1
Total Global Services	44.1	43.2	41.4	45.4
Software	41.6	39.7	47.6	39.8
Systems and Technology	4.6	7.1	0.6	4.5
Global Financing	9.7	10.0	10.5	10.3
Total	100.0%	100.0%	100.0%	100.0%

The workforce rebalancing charges recorded in the first quarter of 2009 and 2010 and the PLM and Geodis transactions impact the year-to-year results of the company’s reportable segments for the first half of 2010 compared to the first half of 2009. Workforce rebalancing charges were incurred in every segment in the first quarter of both years. The PLM transaction gain was recorded in Software in the first quarter of 2010 and the Geodis transaction gain was recorded in the following segments in the first quarter of 2009: Global Technology Services ($81 million), Global Business Services ($46 million), Software ($106 million) and Systems and  Technology ($64 million). In the segment analysis below and in the Global Financing analysis on page 66, each segment’s pre-tax income and pre-tax margin for the six months ended June 30 is presented on an as reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) returned to growth at constant currency in the second quarter, delivering $13,717 million in combined revenue, an increase of 2.0 percent (1 percent adjusted for currency) compared to the second quarter of 2009. Adjusted for currency, the combined services revenue growth rate in the second quarter improved 3 points compared to the first quarter of 2010, largely driven by Global Business Services. In the first six months of 2010, total Global Services revenue was $27,433 million, an increase of 3.1 percent (flat adjusted for currency) year to year. Total Global Services signings in the second quarter of $12,299 million decreased 12.1 percent (12 percent adjusted for currency) year to year. In the second quarter, the company signed 15 deals greater than $100 million. Outsourcing signings of $6,470 million decreased 18.8 percent (19 percent adjusted for currency).  Within outsourcing, based on an assessment of larger contracts, contract extensions declined year to year, as a number of large deals pushed out of the second quarter. Contract extensions have little to no benefit to near-term revenue. In contrast, new business signings in outsourcing increased year to year which will have a more immediate contribution to revenue. Based on this assessment, the company expects to yield more revenue over the next 12 months from this quarter’s outsourcing signings of $6,470 million than the second quarter of 2009 outsourcing signings of $7,966 million. Total transactional signings of $5,829 million decreased 3.2 percent (3 percent adjusted for currency), an improvement sequentially from first-quarter 2010 at constant currency. Transactional signings in Integrated Technology Services improved compared to the first quarter at constant currency and AMS Systems Integration signings increased year to year. Consulting signings declined year to year in the second quarter as a number of transactions moved out of the quarter, although signings in North America were up 17 percent (16 percent adjusted for currency). Total consulting signings increased in the first half of 2010 compared to the prior year. The estimated Global Services backlog at actual currency rates was $129 billion at June 30, 2010,

Management Discussion — (continued)

a decrease of $2 billion (increase of $1 billion adjusted for currency) from June 30, 2009 and a decrease of $5 billion ($1 billion adjusted for currency) from March 31, 2010.

				Yr. to Yr.
				Percent
(Dollars in millions)				Change
			Yr. to Yr.	Adjusted
			Percent	for
For the three months ended June 30:	2010	2009*	Change	Currency
Global Services external revenue:	$13,717	$13,446	2.0%	1.1%
Global Technology Services	$9,234	$9,108	1.4%	0.3%
Outsourcing	5,364	5,277	1.6	0.5
Integrated Technology Services	2,098	2,137	(1.8)	(2.2)
Maintenance	1,772	1,694	4.6	3.0
Global Business Services	$4,483	$4,338	3.3%	2.6%

* Reclassified to conform with 2010 presentation.

				Yr. to Yr.
				Percent
(Dollars in millions)				Change
			Yr. to Yr.	Adjusted
			Percent	for
For the six months ended June 30:	2010	2009*	Change	Currency
Global Services external revenue:	$27,433	$26,598	3.1%	(0.3)%
Global Technology Services	$18,540	$17,862	3.8%	0.1%
Outsourcing	10,818	10,341	4.6	0.6
Integrated Technology Services	4,171	4,172	(0.0)	(3.0)
Maintenance	3,551	3,350	6.0	2.2
Global Business Services	$8,893	$8,736	1.8%	(1.2)%

* Reclassified to conform with 2010 presentation.

Global Technology Services revenue increased 1.4 percent (flat adjusted for currency) to $9,234 million and 3.8 percent (flat adjusted for currency) to $18,540 million in the second quarter and first six months of 2010, respectively, versus the second quarter and first six months of 2009. GTS Outsourcing revenue increased 1.6 percent (flat adjusted for currency) in the second quarter and 4.6 percent (1 percent adjusted for currency) in the first six months of 2010, respectively, versus the same periods in 2009. Integrated Technology Services (ITS) revenue decreased 1.8 percent (2 percent adjusted for currency) in the second quarter and was flat (decreased 3 percent adjusted for currency) in the first six months of 2010 when compared to the same periods in 2009. Revenue in the growth markets was up over 8 percent year to year in each of these businesses in the second quarter, adjusted for currency.

Global Business Services revenue increased 3.3 percent (3 percent adjusted for currency) and 1.8 percent (decreased 1 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the prior year periods. Adjusted for currency, GBS improved its year-to-year growth rate by 8 points sequentially from first-quarter 2010. Consulting and AMS both had revenue growth in the second quarter of 2010, led by North America with constant currency growth of 8 percent. Revenue performance in the second quarter was broad based throughout the segment with year-to-year growth in both the major markets and growth markets, and in all sectors, with the exception of the communications sector. From an offering perspective, both business analytics and Smarter Planet had double-digit year to year revenue growth in the second quarter.

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the three months ended June 30:	2010	2009	Change
Global Technology Services:
External gross profit	$3,191	$3,167	0.7%
External gross profit margin	34.6%	34.8%	(0.2	)pts.
Pre-tax income	$1,422	$1,405	1.2%
Pre-tax margin	14.9%	14.9%	0.0	pts.
Global Business Services:
External gross profit	$1,277	$1,178	8.3%
External gross profit margin	28.5%	27.2%	1.3	pts.
Pre-tax income	$683	$608	12.3%
Pre-tax margin	14.6%	13.3%	1.3	pts.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the six months ended June 30:	2010	2009	Change
Global Technology Services:
External gross profit	$6,387	$6,135	4.1%
External gross profit margin	34.5%	34.3%	0.1	pts.
Pre-tax income	$2,387	$2,509	(4.9)%
Pre-tax margin	12.4%	13.5%	(1.1	)pts.
Pre-tax income — normalized*	$2,659	$2,543	4.6%
Pre-tax margin — normalized	13.9%	13.7%	0.1	pts.

Global Business Services:
External gross profit	$2,479	$2,344	5.7%
External gross profit margin	27.9%	26.8%	1.0	pts.
Pre-tax income	$1,128	$1,130	(0.1)%
Pre-tax margin	12.1%	12.3%	(0.2	)pts.
Pre-tax income — normalized**	$1,257	$1,207	4.1%
Pre-tax margin — normalized	13.5%	13.1%	0.4	pts.

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

GTS segment pre-tax profit increased 1.2 percent to $1,422 million in the second quarter with a margin of 14.9 percent, flat compared to the second quarter of 2009. On a normalized basis, segment pre-tax profit in the first six months of 2010 increased 4.6 percent with a pre-tax margin of 13.9 percent, an increase of 0.1 points year to year. Pre-tax margin is expected to expand in the second half of 2010 with the benefit of the first-quarter 2010 workforce rebalancing actions and a positive revenue growth trend.

GBS gross profit margins improved 1.3 points and 1.0 point in the second quarter and first six months of 2010, respectively. Segment pre-tax profit increased 12.3 percent to $683 million in the second quarter with a margin of 14.6 percent, an improvement of 1.3 points compared to the second quarter of 2009.  On a normalized basis, segment pre-tax profit in the first six months of 2010 increased 4.1 percent with a pre-tax margin of 13.5 percent, an improvement of 0.4 points year to year.  This margin expansion was driven by higher utilization and benefits from the continued implementation of globally integrated capabilities. Concurrently, GBS continues to add to its skill base and invest for future growth.

Management Discussion — (continued)

Global Services Signings

The following table presents Global Services signings. Outsourcing signings include GTS Outsourcing and Application Outsourcing. Transactional signings include Integrated Technology Services, Consulting and AMS Systems Integration.

				Yr. to Yr.
				Percent
(Dollars in millions)			Yr. to Yr.	Change
			Percent	Adjusted for
For the three months ended June 30:	2010	2009	Change	Currency
Outsourcing signings	$6,470	$7,966	(18.8)%	(19.0)%
Transactional signings	5,829	6,022	(3.2)	(2.6)
Total signings	$12,299	$13,988	(12.1)%	(11.9)%

				Yr. to Yr.
				Percent
(Dollars in millions)			Yr. to Yr.	Change
			Percent	Adjusted for
For the six months ended June 30:	2010	2009	Change	Currency
Outsourcing signings	$13,246	$14,957	(11.4)%	(13.9)%
Transactional signings	11,320	11,565	(2.1)	(4.4)
Total signings	$24,565	$26,522	(7.4)%	(9.8)%

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

Management Discussion – (continued)

Software

(Dollars in millions)			Yr. to Yr.	Yr. to Yr. Percent Change
			Percent	Adjusted for
For the three months ended June 30:	2010	2009*	Change	Currency
Software external revenue:	$5,277	$5,166	2.1%	2.1%
Middleware:	$4,347	$4,103	6.0%	6.1%
Key branded middleware:	3,269	2,988	9.4	9.8
WebSphere Family			16.6	16.2
Information Management			6.9	7.2
Lotus			(6.4)	(5.5)
Tivoli			18.4	19.2
Rational			1.3	1.8
Other middleware	1,078	1,115	(3.3)	(3.9)
Operating systems	544	529	2.7	2.3
Other	387	534	(27.6)	(28.3)

* Reclassified to conform with 2010 presentation.

(Dollars in millions)			Yr. to Yr.	Yr. to Yr. Percent Change
			Percent	Adjusted for
For the six months ended June 30:	2010	2009*	Change	Currency
Software external revenue:	$10,296	$9,705	6.1%	3.7%
Middleware:	$8,351	$7,680	8.7%	6.3%
Key branded middleware:	6,078	5,472	11.1	8.9
WebSphere Family			15.0	12.7
Information Management			9.0	6.6
Lotus			(2.8)	(4.4)
Tivoli			20.6	18.7
Rational			3.8	2.1
Other middleware	2,273	2,208	3.0	(0.1)
Operating systems	1,043	1,021	2.1	(0.3)
Other	902	1,004	(10.2)	(13.0)

* Reclassified to conform with 2010 presentation.

Software revenue of $5,277 million increased 2.1 percent (2 percent adjusted for currency) year to year in the second quarter and increased 6.1 percent (4 percent adjusted for currency) to $10,296 million in the first six months of 2010. Adjusting for the divested PLM activities, revenue grew at 6 percent, adjusted for currency, in both the second quarter and first six months of 2010. Revenue performance was led by key branded middleware. The Software business is capturing growth in key areas like business analytics, storage management and business integration. The breadth and diversity of the software portfolio, combined with strategic investments in high growth areas have enabled the company to achieve consistently strong results in the software segment.

Key branded middleware revenue increased 9.4 percent (10 percent adjusted for currency) in the second quarter of 2010 and increased 11.1 percent (9 percent adjusted for currency) in the first six months of 2010, when compared to the same periods in 2009. Key branded middleware accounted for 62 percent of total Software revenue in the second quarter, up 4 points from second-quarter 2009, and gained share for the 11th straight quarter. The share gain was broad-based across WebSphere, Information Management, Tivoli and Rational. Both WebSphere and Tivoli had double-digit revenue growth year to year and the business analytics product set had strong performance.

Management Discussion – (continued)

WebSphere Family revenue increased 16.6 percent (16 percent adjusted for currency) in the second quarter of 2010 and gained share in all segments with strong performance across the portfolio. In the first six months of 2010, revenue increased 15.0 percent (13 percent adjusted for currency) versus the first six months of 2009. Application Servers, which provide customers with secure and resilient infrastructure for mission-critical business applications, had revenue growth of 32.2 percent (32 percent adjusted for currency) and 20.5 percent (18 percent adjusted for currency) in the second quarter and first six months, respectively. Business Integration software, which includes the ILOG and Lombardi acquisitions, had revenue growth of 12 percent in the second quarter and 15 percent for the first six months of 2010 adjusted for currency.

Information Management revenue increased 6.9 percent (7 percent adjusted for currency) in the second quarter and 9.0 percent (7 percent adjusted for currency) in the first six months of 2010, respectively. Information Management software offerings provide the foundation for the company’s business analytics and optimization offerings.

Lotus revenue decreased 6.4 percent (6 percent adjusted for currency) and 2.8 percent (4 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the same periods in 2009.

Tivoli revenue increased 18.4 percent and 20.6 percent (19 percent and 19 percent adjusted for currency) year over year in the second quarter and first six months of 2010, respectively. Enterprise Asset Management, within the systems management portfolio, had double digit revenue growth, adjusted for currency, in both the quarter and six month periods and continues to be a critical component of the Smarter Planet solutions. Security software had strength across the portfolio and in all geographies. Storage products also continued to perform well, growing double digits and gaining share. XIV software, which provides ease of use and lower total cost of ownership, more than doubled in the second quarter of 2010 versus the second quarter of 2009. Tivoli Storage Manager had revenue growth of 10 percent in the second quarter driven by its market leading data reduction capabilities and related cost benefits.

Rational revenue increased 1.3 percent (2 percent adjusted for currency) in the second quarter and 3.8 percent (2 percent adjusted for currency) in the first six months of 2010, respectively, versus the comparable prior year periods. Rational provides an integrated suite of products to manage the business process for software and systems delivery.

Other software revenue decreased 27.6 percent (28 percent adjusted for currency) and 10.2 percent (13 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, driven primarily by the PLM divestiture in the first quarter of 2010.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the three months ended June 30:	2010	2009	Change
Software:
External gross profit	$4,595	$4,436	3.6%
External gross profit margin	87.1%	85.9%	1.2	pts.
Pre-tax income	$1,988	$1,852	7.4%
Pre-tax margin	33.3%	32.0%	1.3	pts.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the six months ended June 30:	2010	2009	Change
Software:
External gross profit	$8,839	$8,258	7.0%
External gross profit margin	85.9%	85.1%	0.8	pts.
Pre-tax income	$4,040	$3,186	26.8%
Pre-tax margin	34.4%	29.1%	5.3	pts.
Pre-tax income — normalized*	$3,546	$3,097	14.5%
Pre-tax margin — normalized	30.2%	28.3%	1.9	pts.

* Excludes $98 million and $17 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($591 million) related to the PLM gain in the first quarter of 2010 and ($106) million related to the Geodis gain in the first quarter of 2009.

Management Discussion – (continued)

Software gross profit increased 3.6 percent to $4,595 million for the second quarter and 7.0 percent to $8,839 million for the first six months of 2010, driven primarily by higher revenue. Gross profit margins expanded 1.2 points and 0.8 points in the second quarter and first six months, respectively, versus the prior year periods. The divestiture of the lower gross margin PLM revenue drove the second quarter margin improvement. Software delivered pre-tax income of $1,988 million in the second quarter of 2010, a growth of 7.4 percent compared to the second quarter of 2009. The pre-tax profit margin expanded 1.3 points to 33.3 percent. This is the 11th consecutive quarter of margin expansion in the Software segment. On a normalized basis, segment pre-tax profit for the first six months of 2010 increased 14.5 percent and segment pre-tax profit margin expanded 1.9 points to 30.2 percent.

Systems and Technology

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended June 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$3,985	$3,855	3.4%	4.2%
System z			(23.6)%	(22.3)%
Power Systems			(10.2)	(9.6)
System x			30.3	30.5
Storage			4.5	6.1
Retail Store Solutions			30.6	33.4
Total Systems			1.0	2.0
Microelectronics OEM			23.2	23.2

				Yr. to Yr.
(Dollars in millions)				Percent
For the six months ended June 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$7,370	$7,083	4.1%	3.1%
System z			(20.4)%	(20.4)%
Power Systems			(13.3)	(14.3)
System x			33.1	30.8
Storage			7.4	6.5
Retail Store Solutions			34.0	34.0
Total Systems			2.4	1.3
Microelectronics OEM			19.8	19.8

Systems and Technology revenue increased 3.4 percent (4 percent adjusted for currency) and 4.1 percent (3 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the same periods in 2009. Revenue performance was driven by continued growth in System x, Storage, Retail Store Solutions and Microelectronics. In the second quarter, Systems and Technology had strong performance in the growth markets. BRIC countries grew 20 percent with growth in all brands, and the company expects this strength to continue in the second half of 2010.

System z revenue decreased 23.6 percent and 20.4 percent (22 percent and 20 percent adjusted for currency) in the second quarter and first six months of 2010 versus the second quarter and first six months of 2009, respectively. MIPS (millions of instructions per second) shipments decreased 14 percent and 16 percent in the second quarter and first half of 2010 versus the second quarter and first half of 2009, respectively. This performance was consistent with what the company expected at this point in the product cycle. In mid July, the company announced the next generation of System z, the fastest and most scalable enterprise server in the industry. The new server will be the foundation for the company’s first “System of Systems”, extending mainframe governance to other industry leading IBM technologies.

Power Systems revenue decreased 10.2 percent and 13.3 percent (10 percent and 14 percent adjusted for currency) in the second quarter and first six months of 2010 versus the second quarter and first six months of 2009, respectively. The decreases were primarily driven by high-end servers. In the second quarter, the company had 225 competitive UNIX displacements, of which approximately two-thirds were from Sun, that resulted in $225 million of business and contributed

Management Discussion – (continued)

to approximately four points of share gain. This is a sequential increase of over $75 million from the first quarter where the company gained over seven points of share. In the past six quarters, the company has won 620 deals from Sun totaling nearly $650 million of business. The displacement rate has been increasing and the company expects this to continue throughout the second half of 2010. The new Power7 mid-range and Power7 blades products drove mid-range revenue growth of 11 percent and blade revenue growth over 65 percent year over year. This performance drove four points of share gain in the quarter – the 9th consecutive quarter of share gains. In the third quarter, the company will announce Power7 high-end and entry systems products with availability in September and the company will have available a fully refreshed Power Systems product line in the quarter.

System x revenue increased 30.3 percent and 33.1 percent (30 percent and 31 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the second quarter and first six months of 2009. High-end System x revenue increased 17 percent and 14 percent in the second quarter and first six months of 2010 versus the comparable periods of 2009, respectively, while total server revenue increased 30 and 33 percent for the second quarter and first six months of 2010 versus the same periods in 2009, respectively. System x blades revenue increased 16 percent and 32 percent in the second quarter and first half of 2010 versus the second quarter and first half of 2009, respectively. The high-end product performance, the growth of blades and improved operational performance contributed to improved gross margin in System x.

Storage revenue increased 4.5 percent and 7.4 percent (6 percent and 7 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the comparable periods in 2009. Total disk revenue increased 12 percent and 15 percent in the second quarter and the first six months of 2010 versus the second quarter and first six months of 2009, respectively. These increases were driven by continued strength in high-end offerings, XIV and DS8000. XIV added over 130 new customers in the second quarter and revenue more than doubled versus the second quarter of 2009. Tape revenue declined 14 percent and 10 percent in the second quarter and the first six months of 2010, respectively, versus the comparable periods of 2009, respectively.

Microelectronics OEM revenue increased 23.2 percent and 19.8 percent (23 percent and 20 percent adjusted for currency), respectively, for the second quarter and first six months of 2010 versus the comparable periods of 2009, respectively. The primary mission of this business is to provide leadership technology for the systems business. Both the 300 millimeter and 200 millimeter semiconductor fabrication facilities are fully utilized.

Retail Stores Solutions revenue increased 30.6 percent and 34.0 percent (33 percent and 34 percent adjusted for currency) in the second quarter and first six months of 2010, respectively, versus the same periods in 2009, respectively, reflecting an improvement in the retail industry.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the three months ended June 30:	2010	2009	Change
Systems and Technology:
External gross profit	$1,439	$1,431	0.6%
External gross profit margin	36.1%	37.1%	(1.0	)pts.
Pre-tax income	$221	$333	(33.8)%
Pre-tax margin	5.3%	8.1%	(2.9	)pts.

			Yr. to Yr.
(Dollars in millions)			Percent/
			Margin
For the six months ended June 30:	2010	2009	Change
System and Technology:
External gross profit	$2,576	$2,528	1.9%
External gross profit margin	34.9%	35.7%	(0.7	)pts.
Pre-tax income	$51	$361	(85.9)%
Pre-tax margin	0.7%	4.8%	(4.2	)pts.
Pre-tax income — normalized*	$108	$301	(64.1)%
Pre-tax margin — normalized	1.4%	4.0%	(2.6	)pts.

* Excludes $57 million and $4 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($64) million related to the Geodis gain in the first quarter of 2009.

Management Discussion – (continued)

Gross margin decreased 1.0 point in the second quarter of 2010 versus the prior year. The decline was driven by impacts due to revenue mix (4.1 points), margin declines in Power Systems (0.5 points) and System z (0.4 points), partially offset by margin improvements in Microelectronics (1.9 points) and System x (1.3 points). First half gross margin decreased 0.7 points compared to the first half of 2009. The decline was driven by impacts due to revenue mix (4.4 points), margin declines in Power Systems (0.7 points) and System z (0.4 points), partially offset by margin improvements in Microelectronics (1.9 points) and System x (1.5 points).

Systems and Technology’s pre-tax income decreased 33.8 percent in the second quarter, and 64.1 percent for the first six months on a normalized basis when compared to the prior year. Pre-tax margin decreased 2.9 points in the second quarter and 2.6 points on a normalized basis in the first six months, respectively, versus the prior year periods.

Global Financing

See pages 65 to 71 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended June 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$23,724	$23,250	2.0%	1.6%
Geographies:	$23,047	$22,713	1.5%	1.0%
Americas	10,195	9,891	3.1	1.6
Europe/Middle East/Africa	7,443	7,879	(5.5)	(0.9)
Asia Pacific	5,410	4,943	9.4	3.0

Major markets			(1.3)%	(0.7)%
Growth markets			13.7%	8.7%
BRIC countries			21.9%	16.4%

				Yr. to Yr.
				Percent
(Dollars in millions) For the six months ended June 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$46,581	$44,962	3.6%	0.8%
Geographies:	$45,360	$43,963	3.2%	0.3%
Americas	19,677	19,145	2.8	0.8
Europe/Middle East/Africa	14,996	15,056	(0.4)	(1.5)
Asia Pacific	10,688	9,762	9.5	2.1

Major markets			0.3%	(1.4)%
Growth markets			16.6%	8.2%
BRIC countries			22.4%	15.2%

Management Discussion – (continued)

       Total geographic revenue increased 1.5 percent (1 percent adjusted for currency) in the second quarter of 2010 compared to the second quarter of 2009. The rate of growth improved 2 points from the constant currency performance in the first quarter of 2010.  The improving revenue trend was across all geographies with the Americas and Asia Pacific better by 2 points and Europe/Middle East/Africa (EMEA) better by 1 point.

       Revenue from the major markets decreased 1.3 percent (1 percent adjusted for currency) year to year in the second quarter, however the rate of growth improved 1 point sequentially compared to the first quarter of 2010 at constant currency. Revenue performance was led by the U.K. with year to year growth of 11 percent in the second quarter, adjusted for currency. Revenue from the growth markets increased 13.7 percent (9 percent adjusted for currency). Adjusted for currency, revenue growth outpaced the major markets by 9 points in the quarter. Revenue growth was led by the BRIC countries, which represent over one third of the growth markets, with growth of 21.9 percent (16 percent adjusted for currency), with double-digit growth in each of the four countries as reported and at constant currency. The strong revenue performance in the quarter extended beyond the BRIC countries with over 35 countries delivering double-digit revenue growth at constant currency, up from 30 countries in the first quarter of 2010.

       Americas revenue increased 3.1 percent (2 percent adjusted for currency) in the second quarter of 2010. Within the major market countries, the U.S. increased 0.7 percent, returning to growth for the first time in seven quarters, and Canada increased 7.3 percent (decreased 5 percent adjusted for currency). Revenue in the Latin America growth markets increased 16.6 percent (14 percent adjusted for currency), led by growth in Brazil which increased 23.8 percent (12 percent adjusted for currency).

       EMEA revenue decreased 5.5 percent (1 percent adjusted for currency) in the second quarter of 2010 with mixed performance across the major market countries. The U.K. continued to be the strongest contributor with revenue growth of 6.1 percent (11 percent adjusted for currency) in the quarter. Revenue declined in the other major market countries with Germany down 11.9 percent (6 percent adjusted for currency), France 10.0 percent (3 percent adjusted for currency), Italy 18.0 percent (12 percent adjusted for currency), and Spain 6.3 percent (flat adjusted for currency).

       Asia Pacific revenue increased 9.4 percent (3 percent adjusted for currency) year over year. Revenue from the Asia Pacific growth market countries increased 13.9 percent (7 percent adjusted for currency), led by growth in China of 19.4 percent (19 percent adjusted for currency) and India of 19.5 percent (12 percent adjusted for currency). Japan revenue increased 4.6 percent (decreased 1 percent adjusted for currency).

       OEM revenue of $677 million in the second quarter of 2010 increased 25.9 percent (26 percent adjusted for currency) led by growth in Microelectronics and System x.

       Total geographic revenue for the first six months of 2010 increased 3.2 percent (flat adjusted for currency) versus the same period of 2009. Revenue from the growth markets increased 16.6 percent (8 percent adjusted for currency) and revenue from the major markets increased 0.3 percent (decreased 1 percent adjusted for currency). Total revenue from the growth markets represented approximately 20 percent of the company’s total geographic revenue in the first six months of 2010, with revenue growth, adjusted for currency, approximately 10 points higher than the major markets. Within the BRIC countries revenue increased 22.4 percent (15 percent adjusted for currency) in the first six months of 2010 versus the first six months of 2009 with double-digit growth in each of the four countries.

       Americas revenue for the first six months of 2010 increased 2.8 percent (1 percent adjusted for currency) compared to the same period of 2009. Within the major market countries, the U.S. declined 0.3 percent and Canada increased 12.9 percent (decreased 3 percent adjusted for currency). Revenue in the Latin America growth markets increased 19.2 percent (14 percent adjusted for currency), led by Brazil which was up 32.2 percent (15 percent adjusted for currency).

       EMEA revenue was down 0.4 percent (1 percent adjusted for currency) in the first six months of 2010 versus the same period in 2009. Within the major market countries, the U.K. was up 11.3 percent (10 percent adjusted for currency) while revenue decreased in Germany 4.5 percent (4 percent adjusted for currency), France 5.5 percent (5 percent adjusted for currency), Italy 10.9 percent (10 percent adjusted for currency), and Spain 0.8 percent (1 percent adjusted for currency). Revenue from the growth markets increased 11.7 percent (7 percent adjusted for currency).

       Asia Pacific revenue increased 9.5 percent (2 percent adjusted for currency) in the first six months of 2010 when compared to the first six months of 2009. Revenue in the growth market countries increased 17.1 percent (7 percent adjusted for currency) and Japan increased 2.1 percent (decreased 2 percent adjusted for currency).

Management Discussion – (continued)

       OEM revenue of $1,220 million in the first six months of 2010 increased 22.2 percent (22 percent adjusted for currency) year to year, driven by growth in Microelectronics and System x.

Expense

Total Expense and Other Income

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Total expense and other (income)	$6,234	$6,319	(1.4)%
Expense to revenue ratio	26.3%	27.2%	(0.9	)pts.

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Total expense and other (income)	$12,695	$12,628	0.5%
Expense to revenue ratio	27.3%	28.1%	(0.8	)pts.

       The key drivers of the year-to-year change in total expense and other income were approximately:

For the three and six months ended June 30, 2010:	Three Months	Six Months
Operational expense	(5) pts.	(5) pts.
Currency**	2 pts.	4 pts.
Acquisitions*	2 pts.	2 pts.

*   Includes acquisitions completed in prior 12 month period.

** Reflects impacts of translation and hedging programs.

       The company has had an ongoing focus on increasing efficiency and driving productivity across the business – this was the 8th consecutive quarter of operational expense improvement. Savings from productivity initiatives result in improved profitability and reinvestments back in the business in key growth areas.

       For additional information regarding total expense and other income, see the following analyses by category.

Selling, general and administrative expense

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$4,409	$4,434	(0.6)%
Advertising and promotional expense	329	302	8.9
Workforce reductions	17	69	(75.0)
Amortization expense – acquired intangibles	56	73	(23.3)
Retirement-related expense	113	114	(0.5)
Stock-based compensation	116	99	17.3
Bad debt expense	22	24	(10.2)
Total	$5,061	$5,115	(1.1)%

* Reclassified to conform with 2010 presentation.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009*	Change
Selling, general and administrative expense:
Selling, general and administrative – base	$8,884	$8,729	1.8%
Advertising and promotional expense	629	590	6.6
Workforce reductions	576	335	71.9
Amortization expense – acquired intangibles	115	146	(21.0)
Retirement-related expense	257	259	(0.6)
Stock-based compensation	249	199	24.7
Bad debt expense	28	121	(77.0)
Total	$10,737	$10,379	3.5%

* Reclassified to conform with 2010 presentation.

       Total Selling, general and administrative (SG&A) expense decreased 1.1 percent (2 percent adjusted for currency) in the second quarter of 2010 versus the second quarter of 2009.  Overall, the decrease was driven by reductions in operational expense (down 4 points) as the company continues to focus on disciplined expense management, while investing for future growth. As an example, while overall operational SG&A was down 4 points in the quarter, operational SG&A in the growth markets was up 10 percent. Over the past two years, the company’s operational SG&A in the growth markets has been 10 or more points higher than the major markets. Currency impacts (1 point) and acquisition-related spending (2 points), partially offset the decline in operational expense in the second quarter.

       Total SG&A expense increased 3.5 percent (essentially flat adjusted for currency) in the first six months of 2010 versus the first six months of 2009. Overall, the increase was driven by currency impacts (4 points) and acquisition-related spending (2 points), partially offsetting the decline in operational expense (2 points). Workforce reductions expense increased $241 million due primarily to actions taken by the company in the first quarter of 2010, with the majority of the spending in Europe and Asia Pacific. The company expects most of the benefit from these actions in the second half of 2010, with payback by the end of the year. Bad debt expense decreased $93 million reflecting the improving credit environment. The accounts receivable provision coverage is 2.2 percent, a decrease of 20 basis points from the prior year and an increase of 20 basis points from year-end 2009.

 Other (income) and expense

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(158)	$(82)	92.1%
(Gains)/losses on derivative instruments	139	(12)	nm
Interest income	(23)	(19)	20.6
Net losses/(gains) from securities and investment assets	2	21	(91.8)
Net realized (gains)/losses from certain real estate activities	(1)	(3)	(56.7)
Other	(53)	68	nm
Total	$(95)	$(28)	241.1%

nm – not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(279)	$(110)	nm %
Losses/(gains) on derivative instruments	326	37	nm
Interest income	(42)	(45)	(5.2)
Net losses/(gains) from securities and investment assets	17	41	(57.6)
Net realized (gains)/losses from certain real estate activities	(1)	(3)	(56.4)
Other	(661)	(252)	nm
Total	$(640)	$(331)	93.2%

nm – not meaningful

       Other (income) and expense was income of $95 million and $28 million in the second quarter of 2010 and 2009, respectively. The increase in income in the second quarter of 2010 was primarily driven by a provision for losses related to a joint venture investment ($119 million) recorded in the second quarter 2009 and higher foreign currency transaction gains ($76 million). These increases were partially offset by increased losses on derivative instruments ($151 million). Included within the foreign currency hedging activity, the company hedges its major anticipated cross-border cash flows to mitigate the effect of currency volatility in its global cash planning (the hedge of anticipated royalties and cost transactions programs as discussed in Note 7, “Derivatives and Hedging Transactions,” on pages 16 to 24), which also reduces volatility in the year-over-year results.  The total impact of these specific hedging programs was a $136 million year-to-year impact and is reflected in expense and cost of goods sold. The expense impacts from these hedge programs reflected in other (income) and expense was income of $29 million in the second quarter of 2010 versus income of $102 million in the second quarter of 2009, an increase in expense of $73 million year to year.

       Other (income) and expense was income of $640 million and $331 million for the first six months of 2010 and 2009, respectively. The increase in income for the first six months of 2010 was primarily driven by the net gain from the PLM transaction in the first quarter of 2010 ($591 million) reflected in Other in the table above, versus a gain from the divestiture of the core logistics operations to Geodis in the first quarter of 2009 ($298 million), a provision for losses related to a joint venture investment ($119 million) recorded in the second quarter 2009 and higher foreign currency transaction gains ($169 million) versus the prior year. These items were partially offset by higher losses on derivative instruments ($289 million) as discussed above.

Research, Development and Engineering

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Research, development and engineering	$1,475	$1,434	2.9%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Research, development and engineering	$2,984	$2,914	2.4%

       The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 2.9 percent in the second quarter of 2010 versus the second quarter of 2009 primarily driven by: currency impacts (up 1 point), acquisitions (up 1 point) and operational expense (up 1 point). RD&E expense increased 2.4 percent for the first six months of 2010 versus the same period of 2009 primarily driven by: currency impacts (up 2 points) and acquisitions (up 1 point), partially offset by operational expense (down 1 point).

Management Discussion – (continued)

Intellectual Property and Custom Development Income

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$46	$83	(45.0)%
Licensing/royalty-based fees	95	73	29.8
Custom development income	157	147	6.9
Total	$297	$302	(1.8)%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$87	$128	(32.3)%
Licensing/royalty-based fees	173	172	1.0
Custom development income	298	270	10.4
Total	$558	$570	(2.1)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2010 and 2009.

Interest Expense

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Interest expense	$90	$101	(11.1)%

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Interest expense	$172	$237	(27.5)%

       The decrease in interest expense for the second quarter and first six months of 2010 versus the same periods of 2009 was primarily driven by lower average debt. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 70 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the second quarter and first six months of 2010 was $230 million and $461 million, respectively, a decrease of $52 million and $156 million, respectively, year to year.

Retirement-Related Plans

       The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009*	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans	$234	$229	2.0%
Nonpension postretirement plans	86	88	(2.3)
Total	$319	$317	0.9%

* Reclassified to conform with 2010 presentation.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009*	Change
Retirement-related plans – cost:
Defined benefit and contribution pension plans	$555	$580	(4.4)%
Nonpension postretirement plans	173	173	(0.1)
Total	$728	$753	(3.4)%

* Reclassified to conform with 2010 presentation.

       In the second quarter, total retirement-related plan cost increased by $3 million compared to the second quarter of 2009, driven by an increase in the cost of defined benefit plans of $5 million. Total cost for the first six months of 2010 decreased $25 million versus the first half of 2009 driven by a decrease in the cost of defined contribution plans of $30 million.

       As discussed in the Looking Forward section on pages 61 to 63, the company has begun to characterize certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter were $432 million, a reduction of $30 million compared to the second quarter of 2009, driven by a $24 million reduction in total service cost. Non-operating costs of ($113 million) increased $32 million in the second quarter compared to the prior year driven primarily by an increase in recognized actuarial losses. For the first six months of 2010, operating retirement-related costs were $916 million, a decrease of $77 million compared to the first six months of 2009. This decrease was driven by a $37 million reduction in total service cost and a $30 million reduction in the cost of defined contribution plans. Non-operating costs of ($189 million) increased $51 million in the first half compared to the prior year driven primarily by an increase in recognized actuarial losses of $77 million.

       See Note 11, “Retirement-Related Benefits” on pages 28 to 30 for additional plan cost detail.

Business Acquisition Acquired Intangible Asset Amortization

       The company has been investing in targeted acquisitions to increase its capabilities in high value businesses. The following tables present the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 12, “Intangible Assets Including Goodwill,” on pages 32 and 33 for additional information.

(Dollars in millions)			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Cost:
Software (Sales)	$54	$38	41.0%
Global Technology Services (Services)	2	8	(81.2)
Systems and Technology (Sales)	3	3	(1.0)
Selling, general and administrative	56	73	(23.3)
Total	$114	$122	(6.4)%

(Dollars in millions)			Yr. to Yr.
			Pecent
For the six months ended June 30:	2010	2009	Change
Cost:
Software (Sales)	$105	$79	32.5%
Global Technology Services (Services)	3	17	(81.7)
Systems and Technology (Sales)	5	5	(2.9)
Selling, general and administrative	115	146	(21.0)
Total	$229	$247	(7.5)%

Taxes

       The effective tax rate for the second quarter of 2010 was 26.0 percent versus an effective tax rate of 27.2 percent for the second quarter of 2009. The effective tax rates for the first six months of 2010 and 2009 were 26.0 percent and 26.9 percent, respectively. The decrease in the rate for the second quarter and for the six months ended June 30, 2010, compared to the prior year periods, was primarily due to the charge recorded in the prior year related to a joint venture and an increase in foreign tax credit benefits.

Management Discussion – (continued)

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

The amount of unrecognized tax benefits at December 31, 2009 increased by $1,002 million for the first six months of 2010 to $5,792 million.  The amount of unrecognized tax benefits increased by $1,412 million during the second quarter of 2010.  During the first quarter, the amount of unrecognized tax benefits had decreased by $410 million, primarily driven by a payment of $370 million on an assessment received related to a foreign audit. Additionally, the company had certain foreign tax loss carryforwards that had not been reflected in the Consolidated Statement of Financial Position. In April 2010, the company decided to seek benefit for these losses and appeal the assessment mentioned above. The second quarter increase of $1,412 million in unrecognized tax benefits includes $1,320 million related to this item. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5,210 million at June 30, 2010.

The Internal Revenue Service (IRS) commenced its audit of the company’s U.S. tax returns for 2006 and 2007 in the first quarter of 2009.  The company anticipates that the final settlement of the 2006-2007 IRS audit will be completed by the end of 2010. In the fourth quarter of 2008, the company was unable to reach agreement with the IRS related to valuation matters associated with the intercompany transfer of certain intellectual property in 2005. See the company’s 2009 Annual Report on page 103 for additional information. The company believes it may be able to reach a resolution with the IRS by the end of 2010 on this matter.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2010	2009	Change
Earnings per share:
Assuming dilution	$2.61	$2.32	12.5%
Basic	$2.65	$2.34	13.2%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,296.7	1,336.9	(3.0)%
Basic	1,278.6	1,326.1	(3.6)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2010	2009	Change
Earnings per share:
Assuming dilution	$4.57	$4.02	13.7%
Basic	$4.64	$4.04	14.9%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,309.2	1,343.2	(2.5)%
Basic	1,289.9	1,335.2	(3.4)%

Actual shares outstanding at June 30, 2010 were 1,261.3 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2010 was 40.3 million and 34.1 million lower, respectively, than the same periods in 2009 primarily as a result of the company’s common share repurchase program.

Management Discussion – (continued)

Financial Position

Dynamics

At June 30, 2010, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $10,325 million. Total debt of $26,650 million increased $551 million from prior year-end levels. The commercial paper balance at June 30, 2010 was $2,250 million, up from $235 million at year end. The company continues to have substantial flexibility in the market. In the first six months, the company generated $8,203 million in cash from operations, a decrease of $924 million compared to the first six months of 2009 (see cash flow analysis on page 59). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 65, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2010	2009
Current assets	$44,895	$48,935
Current liabilities	34,993	36,002
Working capital	$9,902	$12,933

Current ratio	1.28:1	1.36:1

Working capital decreased $3,031 million from the year-end 2009 position. The key changes are described below:

Current assets decreased $4,040 million ($2,353 million adjusted for currency), due to:

•                  A decline of $3,300 million in short-term receivables driven by:

•                  a decrease of $2,138 million primarily due to collections of higher year-end balances, and

•                  approximately $1,163 million of currency impact.

•                  A decline of $1,858 million in cash and cash equivalents (see cash flow analysis on page 59); partially offset by

•                  An increase of $1,178 million in prepaid expenses and other current assets driven by derivative assets and corresponding collateral as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships.

Current liabilities decreased $1,009 million, including a $934 million benefit from currency, as a result of:

•                  A decrease of $931 million in taxes payable primarily due to foreign tax payments,

•                  A decrease of  $683 million in other accrued expenses and liabilities mainly due to a decrease of $436 million in derivative liabilities as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships, and

•                  A decrease of $483 million in compensation and benefits reflecting declines from typically higher year-end balances, a decrease in deferred income of $173 million and a decrease in accounts payable of $203 million; partially offset by

Management Discussion – (continued)

•                  An increase in short-term debt of $1,465 million primarily driven by:

•                  a net increase of $2,015 million in commercial paper and $2,280 million in new debt issuances; and

•                  reclasses of $1,054 million from long-term to short-term debt to reflect maturity dates; partially offset by

•                  $3,828 million in debt repayments.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2010	2009
Net cash provided by/(used in) operations:
Operating activities	$8,203	$9,127
Investing activities	(2,645)	(1,897)
Financing activities	(7,114)	(8,326)
Effect of exchange rate changes on cash and cash equivalents	(301)	33
Net change in cash and cash equivalents	$(1,858)	$(1,063)

Net cash from operating activities decreased $924 million as compared to the first six months of 2009 driven by the following key factors:

•                  A decrease in cash provided by Global Financing receivables of $1,131 million as a result of improved volumes in 2010;

•                  Higher net income tax payments of approximately $700 million driven by foreign tax payments; and

•                  A decrease in cash of approximately $630 million as a result of lower tax refunds in 2010 versus the previous year; partially offset by

•                  Improved net income of $588 million;

•                  A decrease in cash used by accounts payable of  $527 million; and

•                  Increased cash provided by advanced billings of  $357 million.

Net cash used in investing activities increased $748 million driven by:

•                  An increase of $909 million in cash used for acquisitions;

•                  Increased net capital spending of $282 million primarily for new hardware products and semiconductor technology ;

•                  A decrease in cash from divestitures of $356 million as a result of the Geodis transaction in 2009; and,

•                  A decrease in cash provided by Global Financing non-operating receivables of $204 million as a result of improved volumes in 2010; partially offset by

•                  A net benefit of $972 million from purchases and sales of marketable securities and other investments, primarily due to proceeds from short-term marketable securities of $559 million and proceeds from the PLM transaction in the first quarter of 2010 of $460 million.

Management Discussion – (continued)

Net cash used in financing activities decreased $1,212 million as a result of:

•                  Net benefit of $4,736 million from debt that resulted from net cash proceeds from debt in the current year of $731 million in comparison to net cash payments to settle debt of $4,006 million in 2009; and

•                  An increase of $1,305 million in cash generated from other common stock transactions primarily due to higher stock option exercises; partially offset by

•                  Higher common stock repurchases of $4,685 million.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2010	2009
Noncurrent assets	$58,525	$60,087
Long-term debt	21,017	21,932
Noncurrent liabilities (excluding debt)	26,234	28,334

The decrease in noncurrent assets of $1,562 million (an increase of $219 million adjusted for currency) was driven by:

•                  A decrease of  $1,458 million in long-term financing receivables ($1,136 million adjusted for currency) driven by maturities exceeding originations;

•                  A decrease of $1,072 million in noncurrent deferred taxes ($1,055 million adjusted for currency) primarily driven by derivative related activity; and

•                  A decrease of $631 million in plant, rental machines and other property ($241 million adjusted for currency); partially offset by

•                  An increase of $659 million in investments and sundry assets primarily driven by increased derivative assets.

•                  An increase of $573 million in prepaid pension assets; and

•                  An increase of $354 million ($845 million adjusted for currency) in goodwill as a result of the current year acquisitions.

Long-term debt decreased $915 million primarily due to reclasses to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, decreased $2,100 million ($1,432 million due to currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $1,355 million ($584 million adjusted for currency) primarily driven by contributions to non-U.S. plans; and

•                  A decrease of $524 million in other noncurrent liabilities mainly due to a decrease in derivative liabilities as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships.

Management Discussion – (continued)

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2010	2009
Total company debt	$26,650	$26,099
Total Global Financing segment debt	$21,189	$22,383
Debt to support external clients	18,057	19,091
Debt to support internal clients	3,132	3,292

Global Financing provides financing predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 70.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 23.1 percent at June 30, 2010 compared to 16.0 percent at December 31, 2009. The increase was primarily driven by an increase in non-Global Financing debt of $1,744 million and a decrease in non-Global Financing equity of $1,397 million from December 31, 2009 balances.

Consolidated debt-to-capitalization ratio at June 30, 2010 was 55.7 percent versus 53.4 percent at December 31, 2009.

Equity

Total equity decreased $1,579 million primarily as a result of an increase in treasury stock of $8,033 million, driven by common stock repurchases in the first six months of 2010, and a reduction in foreign currency translation adjustments of $1,081 million, partially offset by an increase in retained earnings of $4,423 million, an increase of $1,712 million in common stock, increased gains on cash flow hedge derivatives of $1,015 million and a lower pension adjustment of $392 million.

Looking Forward

The company entered 2010 in excellent operational and financial position. Going-forward, the company will continue to transform the business by executing its strategy to shift to higher-value areas, improving operating leverage through productivity and investing where management sees the best long-term opportunities. This transformation delivered solid performance in the first half of 2010 and continues to position the company for growth going forward.

In January 2010, the company disclosed that it expected earnings of at least $11.00 per diluted share for the full year 2010, with consistent earnings per share growth throughout the year. In April 2010, the company increased its expectation for 2010 to at least $11.20 in earnings per diluted share for the full year.

In May 2010, the company met with investors and analysts and provided an update on its 2010 earnings per share road map; discussed changes that it is making to the way the company will report on its performance; and, introduced a new road map for earnings per share in 2015. With respect to the 2010 earnings per share road map objective of $10 to $11 per share, the company remains well ahead of pace - achieving the low end of its objective one year ahead of schedule with diluted earnings per share of $10.01 in 2009. For 2010, the company reiterated its expectation of at least $11.20 in earnings per diluted share for 2010.

Looking forward to the second half of 2010, the company will have several new product introductions in the Systems and Technology business; investments in growth initiatives will continue to be leveraged; acquisitions announced in the second quarter will close and integration efforts will begin; the company will yield the benefits of the first-quarter workforce rebalancing actions; and the company will continue to drive efficiencies and increase productivity. In July 2010, the company increased its expectation for 2010 to at least $11.25 in earnings per diluted share for the full year.

Management Discussion – (continued)

Within the Global Services business, in the second quarter the revenue growth rate improved sequentially with a return to revenue growth at constant currency for total Global Services. GBS revenue increased 3 percent, adjusted for currency, with 8 points of improvement in the growth rate. The business improved AMS signings and delivered good new business signings within outsourcing. The backlog at $129 billion, increased $1 billion, adjusted for currency, compared to the prior year. In addition, the business has a good pipeline of services deals going into the third quarter. In the second half of 2010, the company expects the total Global Services revenue growth rate to improve, driven by GBS with its higher transactional content. With improved revenue growth rates in the second half and the benefits of the workforce rebalancing actions in the first quarter, the company also expects to achieve margin expansion in the second half of 2010.

The breadth and diversity of the company’s software portfolio, combined with strategic investments in high growth areas, have enabled the company to achieve consistently strong results in the Software segment. Clients continue to rely on the extensive middleware portfolio to help them transform their business, streamline costs and seek new business opportunities. The company will continue to focus on expanding its software capabilities through a combination of internal development and strategic acquisitions. In the third quarter, the company expects the Software business to deliver similar levels of revenue performance as the second quarter.

The Systems and Technology business will continue to invest for continued technology leadership in areas that contribute to high value growth opportunities. It will focus on technologies that differentiate its offerings, including industry-leading microprocessor technology, workload optimized systems and infrastructure-wide virtualization capabilities with tools that help clients consolidate resources, manage workloads, automate processes, improve energy efficiency and optimize delivery of IT services. In the third quarter, the company will announce the Power7 entry and high-end systems with availability in September. In addition, in July, the company announced the next generation System z mainframe which provides 40 percent more performance on a mix of workloads than the equivalent z10 mainframe. In the second quarter, the Systems and Technology business continued to improve its revenue growth rate. With the introduction of the new high-end systems in the third quarter, the company expects the segment’s revenue growth rate to improve (adjusted for currency) in the third and fourth quarters and the segment’s pre-tax income to increase at a double-digit rate for the second half of the year.

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

The company expects in the normal course of business that its effective tax rate in 2010 will be approximately 26.0 - 26.5 percent. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In an effort to provide better transparency into the operational results of the business, beginning in 2011, the company will separate business results into operating and non-operating categories. Operating earnings is a non-GAAP measure that excludes the effects of acquisition-related charges and certain retirement-related costs and one time charges. For acquisitions, operating earnings will exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax plan changes resulting from acquisitions. In the technology sector, it is common practice to provide earnings information on a non-GAAP basis that excludes acquisition-related items. Within retirement-related, given the significant impact that the debt and equity markets can have on the company’s retirement-related costs and the fact that these market forces are not under direct management control and are non-operational, the company has characterized certain items as operating and others as non-operating. The company will include defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost will include defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer/pension

Management Discussion – (continued)

insolvency/other costs. These costs are primarily those related to changes in pension plan assets and liabilities which are tied to market performance and the company considers these costs to be outside the operational performance of the business.

Overall, the company believes that providing investors with a view of operating earnings beginning in 2011 will provide better transparency into both the operational results of the business and the performance of the company’s pension plans; improve visibility to management decisions and their impacts on operational performance; enable better comparison to peer companies; and, allow the company to provide a long term strategic view of the business going forward. There will be no changes to balance sheet or cash flow presentation. The company will provide this view of its performance in addition to its GAAP reporting.

For the 2015 road map, the company will utilize operating earnings to establish its objectives and track its progress.  The company’s 2015 road map continues to focus on the key financial drivers of long term earnings per share growth. The company will continue to leverage its base business model for revenue growth by entering new markets and launching new offerings and products, both organically developed and acquired. The company will remain focused on margin expansion through productivity and portfolio management. The company will deploy cash to fund growth initiatives and provide returns to shareholders through dividends and common stock repurchases. This road map results in an operating earnings per share objective of at least $20 per share for 2015.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At June 30, 2010, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2009. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2009 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 92 through 96.

In the first six months of 2010, the company’s revenue increased 3.6 percent as reported and 0.8 percent adjusted for currency. In the second quarter, revenue increased 2.0 percent as reported and 1.6 percent adjusted for currency. These currency differences were driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, decreased total diluted earnings per share growth by $0.10 to $0.11 in the second quarter of 2010.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. In Venezuela, there are official currency rates that are fixed by the government and a parallel market of currency exchange that enables companies to obtain foreign currency, including U.S. dollars. The parallel rate is variable and may differ significantly from the official rates. Accounting guidance requires that the translation of a non-U.S. entity’s financial statements into the company’s consolidated financial statements be at the rate applicable to dividend remittances. Due to the significant reduction of currency approvals by the Venezuela government, in December 2009, the company determined that the rate for translation should be changed to the parallel rate at December 31, 2009.

In addition, due to the fact that the blended CPI/NCPI three year cumulative inflation rate in Venezuela reached 100 percent, the country is considered highly inflationary, consistent with accounting standards, effective January 1, 2010. The company’s operations in Venezuela are not significant (less than 1 percent of total 2008 and 2009 revenue).

Management Discussion – (continued)

On January 8, 2010, a devaluation of the Venezuelan currency was announced. The currency market in Venezuela will continue to be fully controlled by the government through the Central Bank. A two-tiered official rate structure was implemented and will be managed by the Central Bank. In the first quarter of 2010, the ability to obtain U.S. dollars remained severely restricted, even at the new devalued rates. The parallel market remained the primary method to obtain U.S. dollars. Therefore, in the first quarter, the company continued to remeasure utilizing the parallel rate.

On May 17, 2010, the parallel market was suspended by the Venezuela government. The new parallel fluctuating market (“SITME”) opened on June 9, 2010, controlled by the Central Bank, and with a set daily trading rate band that was significantly lower than the previous parallel market rate. Tight volume restrictions have been established for the new banded market, which has been thinly traded since being opened. The SITME market is the current viable option for obtaining currency exchange as the official rates have not been accessible. Therefore, in the second quarter, the company utilized the banded rate for remeasurement purposes. This resulted in the recording of an immaterial gain in the quarter.

Future gains or losses from changes in the banded rate are not expected to have a material impact given the size of the company’s operations in Venezuela.

Liquidity and Capital Resources

In the company’s 2009 Annual Report, on pages 49 through 51, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 49 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2010, those amounts are $8.2 billion for net cash from operating activities, $12.2 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2010 appear in the table below and remain unchanged from December 31, 2009. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2010, the fair value of those instruments that were in a liability position was $688 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 50 of the 2009 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 59 and 60. The following is management’s view of cash flows for the first half of 2010 and 2009 prepared in a manner consistent with the table and description on pages 49 and 50 of the 2009 Annual Report:

Management Discussion – (continued)

(Dollars in millions) For the six months ended June 30:	2010	2009
Net cash from operating activities per GAAP:	$8,203	$9,127
Less: Global Financing receivables	1,883	3,014
Net cash from operating activities, excluding
Global Financing receivables	6,320	6,113
Capital expenditures, net	(1,873)	(1,624)
Free cash flow (excluding Global Financing receivables)	4,446	4,490
Acquisitions	(1,009)	(100)
Divestitures	—	356
Share repurchase	(8,121)	(3,436)
Dividends	(1,551)	(1,407)
Non-Global Financing debt	1,261	(2,181)
Other (includes Global Financing receivables and Global Financing debt)	3,241	1,898
Change in cash, cash equivalents and short-term marketable securities	$(1,732)	$(381)

Free cash flow for the first six months of 2010 decreased $43 million versus the first six months of 2009. The decline year to year was primarily driven by higher capital investments and a year-to-year impact for tax refunds (approximately $630 million), partially offset by higher net income and sales cycle working capital improvements. Also, in the first six months of 2010, $9,672 million was returned to shareholders through share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2009 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 15, “Contingencies,” on pages 33 to 35 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $900 million in 2010.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Global Financing

Global Financing is a reportable segment that is measured as if it were a standalone entity. Accordingly, the information presented in this section is consistent with this separate company view.  The mission of Global Financing is to facilitate clients’ acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
External revenue	$544	$568	$1,081	$1,146
Internal revenue	431	447	834	836
Total revenue	975	1,014	1,916	1,982
Total cost	342	382	676	749
Gross profit	$633	$632	$1,239	$1,233
Gross profit margin	64.9%	62.3%	64.7%	62.2%
Pre-tax income	$463	$465	$890	$825
After-tax income*	$306	$305	$590	$540
Return on equity*	39.6%	36.8%	37.8%	32.0%

* See page 70 for the details of the after-tax income and the return on equity calculation.

Management Discussion – (continued)

The decrease in revenue in the second quarter, as compared to the same period in 2009, was primarily due to:

•                  A decline in external revenue of 4.1 percent (5 percent adjusted for currency), due to a decrease in financing revenue (down 9.9 percent to $384 million), partially offset by an increase in used equipment sales revenue (up 13.5 percent to $160 million); and

•                  A decline in internal revenue of 3.5 percent driven by decreases in internal financing revenue (down 3.9 percent to $132 million) and used equipment sales revenue to the System and Technology segment (down 3.3 percent to $299 million).

The decrease in revenue in the first six months of 2010, as compared to the same period in 2009, was primarily due to:

•                  A decline in external revenue of 5.6 percent (9 percent adjusted for currency) due to a decrease in financing revenue (down 8.8 percent to $799 million), partially offset by an increase in used equipment sales revenue  (up 4.7 percent to $282 million); and

•                  A decline in internal revenue of 0.3 percent driven by a decrease in internal financing revenue (down 5.8 percent to $281 million), partially offset by an increase in used equipment sales revenue to the Global Technology Services segment (up 2.8 percent to $553 million).

The decreases in financing revenue in the second quarter and the first six months of 2010, compared to the same periods in 2009, were due to both lower asset yields and lower average asset balances.

Gross profit increased 0.2 percent in the second quarter of 2010 compared to the same period in 2009, with gross margin increasing 2.6 points.  Gross profit increased 0.5 percent in the first six months of 2010 compared to the prior year, with gross margin increasing 2.5 points. The gross profit increase in both periods was due to higher used equipment sales revenue. The margin improvement in both periods was due to an improvement in both financing and used equipment sales margins.

Pre-tax income was flat in the second quarter of 2010 compared to the same period in 2009. Pre-tax income increased 7.9 percent in the first six months of 2010 compared to the prior year, primarily driven by lower financing receivables provisions of $70 million. The decrease in financing receivables provisions in 2010 was primarily due to lower specific reserve requirements. Excluding $2 million and $5 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, pre-tax income on a normalized basis increased 7.5 percent for the first six months of 2010 versus the prior year period.

Pre-tax margins of 47.4 percent and 46.5 percent, increased 1.6 points and 4.9 points, versus the second quarter and first six months of 2009, respectively. Pre-tax margins on a normalized basis were 46.6 percent and 41.9 percent for the first six months of 2010 and 2009, respectively.

The increase in return on equity for the second quarter 2010 compared to the same period in 2009 was primarily due to a lower average equity balance. The increase in return on equity for the first six months of 2010 compared to the first six months of 2009 was due to a lower average equity balance and higher after-tax income.

Management Discussion – (continued)

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2010	2009
Cash and cash equivalents	$1,126	$1,285
Net investment in sales-type and direct financing leases	8,496	9,482
Equipment under operating leases:
External clients (a)	1,738	1,863
Internal clients (b) (c)	743	994
Client loans	9,319	10,413
Total client financing assets	20,295	22,752
Commercial financing receivables	4,680	5,662
Intercompany financing receivables(b) (c)	3,381	3,660
Other receivables	306	370
Other assets	1,032	877
Total assets	$30,820	$34,605

Intercompany payables (b)	$3,845	$5,879
Debt (d)	21,189	22,383
Other liabilities	2,797	3,174
Total liabilities	27,832	31,435
Total equity	2,988	3,170
Total liabilities and equity	$30,820	$34,605

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

(d)     Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 70.

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

At June 30, 2010, substantially all financing assets are IT related assets, and approximately 64 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Management Discussion – (continued)

Originations

The following are total external and internal financing originations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009

Client financing:
External	$2,778	$2,806	$4,975	$5,182
Internal	2	200	64	398
Commercial financing	7,536	6,030	14,234	11,963
Total	$10,316	$9,036	$19,273	$17,543

New financing originations exceeded cash collections of commercial financing assets, while cash collections exceeded new originations of client financing assets; resulting in a net decrease in financing assets in the second quarter of 2010. Cash collections of both client and commercial financing assets exceeded new financing originations in the first six months of 2010, which resulted in a net decline in financing assets from December 31, 2009. The increase in originations in both periods was due to improving volumes in commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values, and the allowance for doubtful accounts.

	At June 30,	At December 31,
(Dollars in millions)	2010	2009

Gross financing receivables	$22,368	$25,508
Specific allowance for doubtful accounts	387	416
Unallocated allowance for doubtful accounts	73	120
Total allowance for doubtful accounts	460	536
Net financing receivables	$21,908	$24,972
Allowance for doubtful accounts coverage	2.1%	2.1%

Roll-Forward of Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)
		Additions/
		(Reductions)
	Allowance	Bad Debt		June 30,
January 1, 2010	Used *	Expense	Other**	2010
$536	$(57)	$13	$(31)	$460

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved was 2.1 percent at December 31, 2009 and June 30, 2010.  Specific reserves decreased 7.0 percent from $416 million at December 31, 2009 to $387 million at June 30, 2010 driven by the disposition of receivables previously reserved.  Unallocated reserves decreased $47 million from $120 million at December 31, 2009 to $73 million at June 30, 2010 due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $13 million for the six months ended June 30, 2010, compared to an increase of $83 million for the six months ended June 30, 2009. The decrease in bad debt expense was attributed to the decline in required specific reserve additions. In the second quarter of 2010, compared to the second quarter of 2009, bad debt expense was flat.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 47.1 percent and 43.6 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2010 and 44.4 percent and 40.7 percent in the second quarter and first six months, respectively, of 2009.  The percentage increase in the second quarter of 2010 and the first six months of 2010 was driven primarily by the decrease in financing revenue. The gross margins on these sales were 55.5 percent and 53.7 percent in the second quarter of 2010 and 2009, respectively. The gross margins were 53.3 percent and 52.0 percent for the first six months of 2010 and 2009, respectively. The increase in both periods was driven primarily by an improvement in internal sales margins.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2010 and June 30, 2010. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2010 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $125 million and $160 million for the financing transactions originated during the quarters ended June 30, 2010 and June 30, 2009, respectively, and $216 million and $266 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $7 million and $10 million for the financing transactions originated during the quarters ended June 30, 2010 and June 30, 2009, respectively, and $12 million and $16 million for the financing transactions originated during the six months ended June 30, 2010 and June 30, 2009, respectively. The cost of guarantees was $0.7 million for the quarter ended June 30, 2010 and $1.3 million for the quarter ended June 30, 2009, and $1.2 million and $2.1 million for each of the six month periods ended June 30, 2010 and June 30, 2009, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
			June 30, 2010 balance
	January 1,	June 30,				2013 and
(Dollars in millions)	2010	2010	2010	2011	2012	Beyond
Sales-type and direct financing leases	$849	$794	$94	$255	$269	$176
Operating leases	351	326	102	113	75	36
Total unguaranteed residual value	$1,200	$1,120	$196	$368	$344	$212

Related original amount financed	$20,526	$19,312
Percentage	5.8%	5.8%

Management Discussion – (continued)

Debt

	At June 30,		At December 31,
	2010		2009
Debt-to-equity ratio	7.1	X	7.1	X

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 67.

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 65 and in Segment Information on pages 24 to 26.

In the company’s Consolidated Statement of Earnings on page 3, however, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on total company debt. In this table, intercompany activity includes internal loans and leases at arm’s-length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	At June 30, 2010		At December 31, 2009
Global Financing Segment		$21,189		$ 22,383
Debt to support external clients	$18,057		$ 19,091
Debt to support internal clients	3,132		3,292

Non-Global Financing Segments		5,461		3,717
Debt supporting operations	8,593		7,008
Intercompany activity	(3,132)		(3,292)
Total company debt		$26,650		$26,099

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Numerator :
Global Financing after tax income*	$306	$305	$590	$540
Annualized after-tax income (A)	$1,224	$1,220	$1,180	$1,080
Denominator :
Average Global Financing equity (B)**	$3,090	$3,315	$3,116	$3,374
Global Financing return on equity(A)/(B)	39.6%	36.8%	37.8%	32.0%

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

As discussed on page 69, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; breaches of data security; fluctuations in revenues and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impact of relationships with critical suppliers; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference. Any forward-looking statement in this Form 10-Q speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

Refer to Note 15, “Contingencies,” on pages 33 to 35 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2010.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

April 1, 2010 – April 30, 2010	9,342,000	$129.46	9,342,000	$8,809,019,309

May 1, 2010 – May 31, 2010	9,233,500	$126.58	9,233,500	$7,640,234,583

June 1, 2010 – June 30, 2010	13,793,747	$127.59	13,793,747	$5,880,299,781

Total	32,369,247	$127.84	32,369,247

*           On October 27, 2009 and April 27, 2010, the Board of Directors authorized $5.0 billion and $8.0 billion, respectively, in funds for use in the company’s common stock repurchase program. The October 27, 2009 authorization was fully utilized by late May 2010. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 5. Other Information

Taizo Nishimuro retired from the IBM Board of Directors, effective July 27, 2010.  In June 2010, Mr. Nishimuro stepped down as chairman of the Tokyo Stock Exchange Group, Inc.  IBM is including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02(b) at a later date.  In connection with Mr. Nishimuro’s retirement, Article III, Section 2 of IBM’s By-laws was amended to decrease the number of directors to thirteen, effective July 27, 2010.  The full text of IBM’s By-laws, as amended, is included as Exhibit 3 to this report.

Item 6. Exhibits

Exhibit Number

3	The By-laws of IBM as amended through July 27, 2010.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 27, 2010
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller