Form 10-Q
period 2010-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2010-10-26
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

The registrant has 1,242,361,137 shares of common stock outstanding at September 30, 2010.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2010	2009	2010	2009
Revenue:
Services	$14,179	$13,806	$41,808	$40,462
Sales	9,556	9,216	27,413	26,363
Financing	536	544	1,630	1,702
Total revenue	24,271	23,566	70,852	68,528

Cost:
Services	9,509	9,233	28,221	27,441
Sales	3,512	3,404	10,049	9,527
Financing	249	301	795	919
Total cost	13,270	12,938	39,065	37,888

Gross profit	11,001	10,627	31,787	30,640

Expense and other income:
Selling, general and administrative	5,149	5,013	15,886	15,392
Research, development and engineering	1,464	1,446	4,448	4,360
Intellectual property and custom development income	(278)	(294)	(836)	(864)
Other (income) and expense	(106)	5	(746)	(326)
Interest expense	95	84	267	321
Total expense and other income	6,324	6,255	19,019	18,882

Income before income taxes	4,677	4,373	12,767	11,757
Provision for income taxes	1,088	1,159	3,192	3,145
Net income	$3,589	$3,214	$9,576	$8,612

Earnings per share of common stock:
Assuming dilution	$2.82	$2.40	$7.38	$6.42
Basic	$2.86	$2.44	$7.49	$6.47

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,272.8	1,338.2	1,297.0	1,341.6
Basic	1,255.2	1,319.9	1,278.3	1,330.1

Cash dividend per common share	$0.65	$0.55	$1.85	$1.60

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At September 30, 2010	At December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$9,859	$12,183
Marketable securities	1,227	1,791
Notes and accounts receivable — trade (net of allowances of $318 in 2010 and $217 in 2009)	9,717	10,736
Short-term financing receivables (net of allowances of $373 in 2010 and $438 in 2009)	13,592	14,914
Other accounts receivable (net of allowances of $10 in 2010 and $15 in 2009)	1,187	1,143
Inventories, at lower of average cost or market:
Finished goods	516	533
Work in process and raw materials	2,113	1,960
Total inventories	2,629	2,494
Deferred taxes	1,596	1,730
Prepaid expenses and other current assets	4,661	3,946
Total current assets	44,469	48,935

Plant, rental machines and other property	39,936	39,596
Less: Accumulated depreciation	25,927	25,431
Plant, rental machines and other property — net	14,009	14,165
Long-term financing receivables (net of allowances of $63 in 2010 and $97 in 2009)	9,448	10,644
Prepaid pension assets	4,379	3,001
Deferred taxes	2,953	4,195
Goodwill	22,703	20,190
Intangible assets — net	3,047	2,513
Investments and sundry assets	6,166	5,379
Total assets	$107,174	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At September 30, 2010	At December 31, 2009
Liabilities:
Current liabilities:
Taxes	$2,908	$3,826
Short-term debt	5,556	4,168
Accounts payable	7,084	7,436
Compensation and benefits	4,651	4,505
Deferred income	10,499	10,845
Other accrued expenses and liabilities	4,745	5,223
Total current liabilities	35,443	36,002
Long-term debt	21,899	21,932
Retirement and nonpension postretirement benefit obligations	15,145	15,953
Deferred income	3,487	3,562
Other liabilities	8,842	8,819
Total liabilities	84,815	86,267

Equity:

IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	44,328	41,810
Shares authorized: 4,687,500,000
Shares issued: 2010 — 2,152,542,940
2009 — 2,127,016,668
Retained earnings	88,095	80,900
Treasury stock - at cost	(92,707)	(81,243)
Shares: 2010 — 910,181,802
2009 — 821,679,245
Accumulated other comprehensive income/(loss)	(17,479)	(18,830)
Total IBM stockholders’ equity	22,238	22,637
Noncontrolling interests	121	118
Total equity	22,359	22,755
Total liabilities and equity	$107,174	$109,022

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Dollars in millions)	2010	2009
Cash flow from operating activities:
Net income	$9,576	$8,612
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	2,737	2,806
Amortization of intangibles	859	923
Stock-based compensation	474	416
Net (gain)/loss on asset sales and other	(671)	(350)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(221)	1,917
Net cash provided by operating activities	12,754	14,325

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(2,448)	(2,121)
Investment in software	(433)	(476)
Acquisition of businesses, net of cash acquired	(2,993)	(125)
Divestiture of businesses, net of cash transferred	0	406
Non-operating finance receivables — net	173	490
Purchases of marketable securities and other investments	(5,237)	(4,491)
Proceeds from disposition of marketable securities and other investments	6,513	2,082
Net cash used in investing activities	(4,425)	(4,234)

Cash flow from financing activities:
Proceeds from new debt	4,665	2,414
Payments to settle debt	(5,122)	(10,760)
Short-term borrowings/(repayments) less than 90 days — net	1,405	(151)
Common stock repurchases	(11,774)	(4,365)
Common stock transactions — other	2,625	1,502
Cash dividends paid	(2,369)	(2,133)
Net cash used in financing activities	(10,569)	(13,494)

Effect of exchange rate changes on cash and cash equivalents	(83)	193
Net change in cash and cash equivalents	(2,324)	(3,210)

Cash and cash equivalents at January 1	12,183	12,741
Cash and cash equivalents at September 30	$9,859	$9,532

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

Noncontrolling interest amounts in income of $2.6 million and $1.3 million, net of tax, for the three months ended September 30, 2010 and 2009, respectively, and $5.4 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item. Additionally, changes to noncontrolling interests are presented in Note 10, “Equity Activity”, on pages 27 and 28.

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

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue recogniton guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the company elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

Also, in October 2009, the FASB issued guidance which amended the scope of existing software revenue recognition guidance. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue recognition guidance and are accounted for based on other applicable revenue recognition guidance. In addition, the amendments require that hardware components of a tangible product containing software components are always excluded from the software revenue recognition guidance. This guidance must be adopted in the same period that the company adopts the amended guidance for

Notes to Consolidated Financial Statements — (continued)

arrangements with multiple deliverables described in the preceding paragraph. Therefore, the company elected to early adopt this guidance as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

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

When the company is unable to establish selling price using VSOE or TPE, the company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis. Due to the fact that the company sells its products and services on a stand-alone basis, and therefore has established VSOE for its products and services offerings, the company expects to use BESP to determine the relative selling price for a product or service in a multiple-deliverable arrangement on an infrequent basis. An example of when BESP would be used is when the company sells a new product, for which VSOE and TPE does not exist, in a multiple deliverable arrangement prior to selling the new product on a stand-alone basis. During the third quarter and the first nine months of 2010, BESP was used in 8 and 17 transactions, respectively, and the effects of its use were immaterial.

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

Notes to Consolidated Financial Statements — (continued)

In addition, there would not have been a material impact to revenue, as reported during the three and nine months ended September 30, 2010, if the transactions entered into or materially modified on or after January 1, 2010 were subject to the previous accounting guidance.

As discussed in Note 2, “Accounting Changes,” on pages 7 and 8 there was no material impact in the third quarter or the first nine months of 2010, respectively, from the adoption of the amended revenue recognition guidance. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a material impact on revenue in future periods.

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

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

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

Notes to Consolidated Financial Statements — (continued)

Non-financial assets such as property plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 70 to 79 in the 2009 Annual Report for further information. There were no material impairments of non-financial assets for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

(Dollars in millions)
At September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,020	$—	$3,020
Commercial paper	—	1,832	—	1,832
Money market funds	2,012	—	—	2,012
U.S. Federal Government securities	—	450	—	450
Other securities	—	9	—	9
Total	2,012	5,311	—	7,323
Debt securities — current(2)
Time deposits and certificates of deposit	—	150	—	150
Commercial paper	—	677	—	677
U.S. Federal Government securities	—	399	—	399
Other securities	—	1	—	1
Total	—	1,227	—	1,227
Debt securities — noncurrent(3)	1	7	—	8
Non-equity method alliance investments(3)	462	7	—	469
Derivative assets(4)
Interest rate contracts	—	910	—	910
Foreign exchange contracts	—	570	—	570
Equity contracts	—	23	—	23
Total	—	1,503	—	1,503	(6)
Total Assets	$2,475	$8,055	$—	$10,530

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$979	$—	$979
Equity contracts		2		2
Total Liabilities	$—	$981	$—	$981	(6)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)	Reported as marketable securities in the Consolidated Statement of Financial Position.

(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained in prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2010 are $526 million and $977 million, respectively.

(5)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2010 are $761 million and $220 million, respectively.

(6)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $480 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,324	$—	$4,324
Commercial paper	—	2,099	—	2,099
Money market funds	2,780	—	—	2,780
Other securities	—	74	—	74
Total	2,780	6,497	—	9,277
Debt securities — current(2)
Commercial paper	—	1,491	—	1,491
U.S. Federal Government securities	—	300	—	300
Total	—	1,791	—	1,791
Debt securities — noncurrent(3)	3	6	—	9
Non-equity method alliance investments(3)	366	8	—	374
Derivative assets(4)
Interest rate contracts	—	426	—	426
Foreign exchange contracts	—	407	—	407
Equity contracts	—	5	—	5
Total	—	838	—	838	(6)
Total Assets	$3,149	$9,140	$—	$12,289

Liabilities:
Derivative liabilities(5)
Interest rate contracts	$—	$2	$—	$2
Foreign exchange contracts	—	1,553	—	1,553
Total Liabilities	$—	$1,555	$—	$1,555	(6)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)	Reported as marketable securities in the Consolidated Statement of Financial Position.

(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
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

There were no significant transfers between Levels 1 and 2 for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

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

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $21,899 million and $21,932 million and the estimated fair value is $24,404 million and $23,748 million at September 30, 2010 and December 31, 2009, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$3,020	$—	$(0)	$3,020
Commercial paper	1,832	—	(0)	1,832
Money market funds	2,012	—	—	2,012
U.S. Federal Government securities	450	0	—	450
Other securities	9	—	—	9
Total	$7,323	$0	$(0)	$7,323
Debt securities — current**
Commercial paper	$677	$—	$(0)	$677
Time deposits and certificates of deposit	150	0	—	150
Other securities	1	—	—	1
U.S. Federal Government securities	399	—	(0)	399
Total	$1,227	$0	$(0)	$1,227
Debt securities — noncurrent***
Other securities	$7	$1	$—	$8
Total	$7	$1	$—	$8
Non-equity method alliance investments***	$206	$264	$(1)	$469

*	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
**	Reported as marketable securities within the Consolidated Statement of Financial Position.
***	Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2009	Cost	Gains	Losses	Value
Cash and cash equivalents*
Time deposits and certificates of deposit	$4,324	$0	$—	$4,324
Commercial paper	2,099	—	(0)	2,099
Money market funds	2,780	—	—	2,780
Other securities	74	—	—	74
Total	$9,277	$0	$(0)	$9,277
Debt securities — current**
Commercial paper	$1,491	$—	$(0)	1,491
U.S. Federal Government securities	300	0	—	300
Total	$1,791	$0	$(0)	$1,791
Debt securities — noncurrent***
Other securities	$9	$0	$(0)	$9
Total	$9	$0	$(0)	$9
Non-equity method alliance investments***	$183	$201	$(10)	$374

*	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
**	Reported as marketable securities within the Consolidated Statement of Financial Position.
***	Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of September 30, 2010, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $1 million and $14 million for the third quarter and first nine months of 2010, respectively. The gross realized gains (before taxes) on these sales were less than $1 million and $5 million for the third quarter and first nine months of 2010, respectively. The gross realized losses (before taxes) on these sales were less than $1 million in the third quarter and first nine months of 2010. Proceeds from the sales of debt securities and marketable equity securities were approximately $12 million and $23 million in the third quarter and first nine months of 2009, respectively. The gross realized gains (before taxes) on these sales totaled $2 million in the third quarter and first nine months of 2009. The gross realized losses (before taxes) on these sales totaled $19 million and $40 million in the third quarter and first nine months of 2009, respectively. The company determines the cost of the securities sold based on the specific identification method.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net gains/(losses) reclassified from accumulated other comprehensive income/(loss) into net income were as follows:

(Dollars in millions)
For the three months ended September 30:	2010	2009
Net unrealized gains/(losses) arising during the period	$56	$9
Less: Net (losses)/gains included in net income for the period*	(0)	(25)
Net unrealized gains/(losses) on marketable securities	$56	$34

* Includes writedowns of $0.5 million and $14.2 million for the three months ended September 30, 2010 and 2009, respectively.

(Dollars in millions)
For the nine months ended September 30:	2010	2009
Net unrealized gains/(losses) arising during the period	$50	$33
Less: Net (losses)/gains included in net income for the period*	(0)	(37)
Net unrealized gains/(losses) on marketable securities	$50	$70

* Includes writedowns of $3.6 million and $14.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2010.

Notes to Consolidated Financial Statements — (continued)

6. Financing Receivables: The following table presents financing receivables, net of allowances for doubtful accounts, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2010	2009

Current:
Net investment in sales-type and direct financing leases	$4,030	$4,105
Commercial financing receivables	4,776	5,604
Client loan receivables	4,086	4,475
Installment payment receivables	700	730
Total	$13,592	$14,914
Noncurrent:
Net investment in sales-type and direct financing leases	$4,740	$5,331
Commercial financing receivables	51	58
Client loan receivables	4,249	4,759
Installment payment receivables	409	496
Total	$9,448	$10,644

Net investment in sales-type and direct financing leases is for leases that relate principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $803 million and $849 million at September 30, 2010 and December 31, 2009, respectively, and is reflected net of unearned income of $761 million and $905 million and of allowance for doubtful accounts receivable of $151 million and $159 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $278 million and $271 million at September 30, 2010 and December 31, 2009, respectively.

The company did not have any financing receivables held for sale as of September 30, 2010 and December 31, 2009.

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

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the

Notes to Consolidated Financial Statements — (continued)

arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of  counterparty default. The company is also a party to collateral security arrangements with most of its major counterparties.  These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2010 and December 31, 2009 was $326 million and $779 million, respectively, for which the company has posted collateral of $21 million and $37 million, respectively. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2010 and December 31, 2009 was $1,503 million and $838 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure is reduced by $480 million and $573 million at September 30, 2010 and December 31, 2009, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at September 30, 2010, this exposure is reduced by $323 million of collateral received by the company. The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At September 30, 2010, $21 million was recognized in other receivables for the right to reclaim cash collateral. At December 31, 2009, $37 million was recorded in prepaid expenses and other current assets for the right to reclaim cash collateral. The amounts recognized in accounts payable for the obligation to return cash collateral totaled $323 million at September 30, 2010. The company had no obligation to return cash collateral at December 31, 2009. The company restricts the use of cash collateral received to rehypothecation and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At September 30, 2010, $21 million was rehypothecated.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2010 and December 31, 2009, the total notional amount of the company’s interest rate swaps was $7.1 billion and $9.1 billion, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on forecasted debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements — (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2010 and December 31, 2009, the total notional amount of derivative instruments designated as net investment hedges was $2.8 billion and $1.0 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2010 and December 31, 2009 was approximately 0.5 years and 1.6 years, respectively.

In addition, at September 30, 2010 and December 31, 2009, the company had liabilities of $262 million and $318 million, respectively, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships but were de-designated prior to September 30, 2010 and December 31, 2009, respectively; of these amounts $200 million and $94 million are expected to mature over the next twelve months, respectively. The notional amount of these instruments at September 30, 2010 and December 31, 2009 was $1.9 billion and $2.3 billion, respectively, including original and offsetting transactions.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately four years. At September 30, 2010 and December 31, 2009, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.8 billion and $18.7 billion, with a weighted-average remaining maturity of 0.8 years and 1.3 years, respectively.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is approximately 3.3 years. At September 30, 2010 and December 31, 2009, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.2 billion and $0.3 billion, respectively.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $13.0 billion and $13.1 billion, respectively.

Equity Risk Management

The company is exposed to market price changes primarily related to certain obligations to employees. These exposures are primarily related to market price movements in certain broad market indices and in the company’s own stock. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation

Notes to Consolidated Financial Statements — (continued)

obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2010 and December 31, 2009, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $0.9 billion and $0.8 billion, respectively.

Other Risks

The company holds warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The amount of shares to be purchased under these agreements was immaterial at September 30, 2010 and December 31, 2009. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2010 and December 31, 2009.

The tables on pages 20 to 23 provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of September 30, 2010 and December 31, 2009 as well as for the three months and nine months ended September 30, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Value of Derivative Instruments

As of September 30, 2010

	Fair value of derivative assets			Fair value of derivative liabilities
(Dollars in millions)	Designated as hedging instruments	Not designated as hedging instruments	Total	Designated as hedging instruments	Not designated as hedging instruments	Total

Interest rate contracts:
Prepaid expenses and other current assets	$10	$—	$10	$—	$—	$—
Investments and sundry assets	901	—	901	—	—	—
Other liabilities	—	—	—	—	—	—

Foreign exchange contracts:
Prepaid expenses and other current assets	227	267	494	—	—	—
Investments and sundry assets	19	57	76	—	—	—
Other accrued expenses and liabilities	—	—	—	451	309	760
Other liabilities	—	—	—	140	80	220

Equity contracts:
Prepaid expenses and other current assets	—	23	23	—	—	—
Other accrued expenses and liabilities	—	—	—	—	2	2

Fair value of derivative assets and liabilities	$1,156	$347	$1,503	$590	$391	$981

Total debt designated as hedging instruments:
Short-term debt	NA	NA	NA	$—	$—	$—
Long-term debt	NA	NA	NA	2,582	—	2,582

Total			$1,503			$3,564

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

NA — not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the three months ended September 30, 2010 and 2009

	Consolidated	Gain (loss) recognized in earnings
	Statement of Earnings line	Recognized on derivatives (2)		Attributable to risk being hedged (3)
(Dollars in millions)	item	2010	2009	2010	2009
Derivative instruments in fair value hedges:
Interest Rate Contracts	Cost of financing	$135	$92	$(90)	$(41)
	Interest expense	86	63	(58)	(36)
Derivative instruments not designated as hedging instruments: (1)
Foreign Exchange Contracts	Other (income) and expense	584	172	NA	NA
Equity Contracts	SG&A expense	76	91	NA	NA

Total		$881	$418	$(148)	$(77)

	Gain (loss) recognized in earnings and other comprehensive income
	Effective portion recognized in AOCI		Consolidated Statement of Earnings line	Effective portion reclassified from AOCI to earnings		(Ineffectiveness) and amounts excluded from effectiveness testing (4)
	2010	2009	item	2010	2009	2010	2009
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—

Foreign exchange contracts	(927)	(943)	Other (income) and expense	(5)	(15)	4	0
			Cost of sales	1	5	—	—
			SG&A expense	(2)	6	—	—
Derivative instruments in net investment hedges:
Foreign exchange contracts	$(440)	(224)	Interest expense	0	—	1	(1)

Total	$(1,367)	$(1,167)		$(7)	$(6)	$5	$(1)

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.
(1)	See Note 7 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
(2)

The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(3)

The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de- designated hedging relationships during the period.

(4)	The amount of gain/(loss) recognized in income represents ineffectiveness on hedge relationships.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings

For the nine months ended September 30, 2010 and 2009

	Consolidated	Gain (loss) recognized in earnings
	Statement of Earnings line	Recognized on derivatives (2)		Attributable to risk being hedged (3)
(Dollars in millions)	item	2010	2009	2010	2009
Derivative instruments in fair value hedges:
Interest Rate Contracts	Cost of financing	$382	$(92)	$(251)	$209
	Interest expense	245	(54)	(161)	123
Derivative instruments not designated as hedging instruments: (1)
Foreign Exchange Contracts	Other (income) and expense	279	(69)	NA	NA
Equity Contracts	SG&A expense	34	138	NA	NA

Total		$940	$(77)	$(412)	$332

	Gain (loss) recognized in earnings and other comprehensive income
	Effective portion recognized in AOCI		Consolidated Statement of Earnings line	Effective portion reclassified from AOCI to earnings		(Ineffectiveness) and amounts excluded from effectiveness testing (4)
	2010	2009	item	2010	2009	2010	2009
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$(0)	Interest expense	$(6)	$(12)	$—	$—

Foreign exchange contracts	464	(1,073)	Other (income) and expense	(19)	189	(3)	3
			Cost of sales	(81)	107	—	—
			SG&A expense	(46)	74	—	—
Derivative instruments in net investment hedges:
Foreign exchange contracts	147	(268)	Interest expense	0	—	1	1

Total	$611	$(1,341)		$(152)	$358	$(2)	$4

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.
(1)	See Note 7 for additional information on the company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
(2)

The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(3)

The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de- designated hedging relationships during the period.

(4)	The amount of gain/(loss) recognized in income represents ineffectiveness on hedge relationships.

Notes to Consolidated Financial Statements — (continued)

At September 30, 2010 and September 30, 2009, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $105 million and $1,335 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $267 million and $718 million of losses, respectively, are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions. At September 30, 2010 and September 30, 2009, net losses of approximately $15 million and $19 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, $9 million and $9 million of losses, respectively, are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transactions.

For the nine months ending September 30, 2010, and September 30, 2009, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

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

8. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Cost	$23	$22	$72	$69
Selling, general and administrative	118	114	366	313
Research, development and engineering	12	11	36	34
Other (income) and expense*	—	—	(1)	—
Pre-tax stock-based compensation cost	153	147	474	416
Income tax benefits	(57)	(52)	(174)	(147)
Total stock-based compensation cost	$96	$95	$300	$270

* Reflects the one-time effects of the sale of the Product Lifecycle Management activities.

The increase in pre-tax stock-based compensation cost for the three months ended September 30, 2010, as compared to the corresponding period in the prior year, was principally the result of an increase in restricted and performance-based stock compensation costs ($9 million), partially offset by a reduction in stock option compensation cost ($3 million). The increase in pre-tax stock-based compensation cost for the nine months ended September 30, 2010, as compared to the corresponding period in the prior year, was principally the result of an increase related to restricted and performance-based stock compensation costs ($76 million), partially offset by a reduction in stock option compensation cost ($19 million).

As of September 30, 2010, the total unrecognized compensation cost of $1,096 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There were no significant capitalized stock-based compensation costs at September 30, 2010 and 2009.

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

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended September 30, 2010:

External revenue	$9,496	$4,572	$5,151	$4,325	$529	$24,072
Internal revenue	362	199	728	196	432	1,917
Total revenue	$9,857	$4,771	$5,879	$4,521	$961	$25,990
Pre-tax income	$1,524	$695	$1,885	$327	$503	$4,933
Revenue year-to-year change	0.7%	4.8%	1.9%	8.2%	0.7%	3.0%
Pre-tax income year-to-year change	3.6%	5.3%	1.9%	45.6%	23.2%	6.9%
Pre-tax income margin	15.5%	14.6%	32.1%	7.2%	52.3%	19.0%

For the three months ended September 30, 2009:

External revenue	$9,434	$4,338	$5,114	$3,917	$536	$23,339
Internal revenue	355	214	656	260	419	1,904
Total revenue	$9,789	$4,552	$5,770	$4,177	$955	$25,243
Pre-tax income	$1,471	$659	$1,850	$225	$408	$4,614

Pre-tax income margin	15.0%	14.5%	32.1%	5.4%	42.7%	18.3%

Reconciliations to IBM as Reported:

	Three Months Ended	Three Months Ended
(Dollars in millions)	September 30, 2010	September 30, 2009
Revenue:
Total reportable segments	$25,990	$25,243
Eliminations/other	(1,718)	(1,677)
Total IBM Consolidated	$24,271	$23,566

Pre-tax income:
Total reportable segments	$4,933	$4,614
Eliminations/other	(256)	(241)
Total IBM Consolidated	$4,677	$4,373

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the nine months ended September 30, 2010:

External revenue	$28,036	$13,465	$15,447	$11,696	$1,610	$70,253
Internal revenue	1,014	599	2,176	572	1,267	5,627
Total revenue	$29,050	$14,064	$17,623	$12,267	$2,877	$75,880
Pre-tax income	$3,910	$1,823	$5,925	$378	$1,393	$13,429
Revenue year-to-year change	2.5%	2.3%	5.5%	5.0%	(2.1)%	3.4%
Pre-tax income year-to-year change	(1.8)%	1.9%	17.6%	(35.4)%	13.0%	6.4%
Pre-tax income margin	13.5%	13.0%	33.6%	3.1%	48.4%	17.7%

For the nine months ended September 30, 2009:

External revenue	$27,296	$13,074	$14,820	$11,000	$1,682	$67,872
Internal revenue	1,039	670	1,883	679	1,255	5,527
Total revenue	$28,336	$13,743	$16,703	$11,680	$2,937	$73,399
Pre-tax income	$3,980	$1,789	$5,037	$586	$1,233	$12,625

Pre-tax income margin	14.0%	13.0%	30.2%	5.0%	42.0%	17.2%

Reconciliations to IBM as Reported:

	Nine Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2010	September 30, 2009
Revenue:
Total reportable segments	$75,880	$73,399
Eliminations/other	(5,028)	(4,871)
Total IBM Consolidated	$70,852	$68,528

Pre-tax income:
Total reportable segments	$13,429	$12,625
Eliminations/other	(662)	(868)
Total IBM Consolidated	$12,767	$11,757

Notes to Consolidated Financial Statements — (continued)

10. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid -in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity — January 1, 2010	$41,810	$80,900	$(81,243)	$(18,830)	$22,637	$118	$22,755
Net income		9,576			9,576		9,576
Other comprehensive income/(loss), net of tax (total)				1,352	1,352		1,352
Cash dividends declared — common stock		(2,369)			(2,369)		(2,369)
Stock transactions related to employee plans — net	2,518	(11)	362		2,870		2,870
Other treasury shares purchased — not retired			(11,827)		(11,827)		(11,827)
Changes in noncontrolling interests						2	2
Equity — September 30, 2010	$44,328	$88,095	$(92,707)	$(17,479)	$22,238	$121	$22,359

(Dollars in millions)	Common Stock and Additional Paid -in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity — January 1, 2009	$39,129	$70,353	$(74,171)	$(21,845)	$13,465	$119	$13,584
Net income		8,612			8,612		8,612
Other comprehensive income/(loss), net of tax (total)				1,358	1,358		1,358
Cash dividends declared — common stock		(2,133)			(2,133)		(2,133)
Stock transactions related to employee plans — net	1,353	(20)	166		1,499		1,499
Other treasury shares purchased — not retired			(4,406)		(4,406)		(4,406)
Changes in noncontrolling interests						(22)	(22)
Equity — September 30, 2009	$40,482	$76,812	$(78,411)	$(20,487)	$18,396	$98	$18,493

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of IBM stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Net income	$3,589	$3,214	$9,576	$8,612
Other comprehensive income/(loss) —net of tax:
Foreign currency translation adjustments	1,409	912	327	1,678
Net change in retirement-related benefit plans	167	212	559	563
Net unrealized gains/(losses) on marketable securities	56	34	50	70
Net unrealized gains/(losses) on cash flow hedge derivatives	(599)	(602)	416	(953)
Total other comprehensive income/(loss)	1,032	556	1,352	1,358
Net income plus other comprehensive income/(loss)	$4,621	$3,770	$10,927	$9,970

11. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

For the three months ended September 30:	2010	2009*	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans — cost
Defined benefit and contribution pension plans	$246	$258	(4.8)%
Nonpension postretirement plans	87	88	(0.8)
Total	$333	$346	(3.8)%

* Reclassified to conform with 2010 presentation.

For the nine months ended September 30:	2010	2009*	Yr. to Yr. Percent Change
(Dollars in millions)
Retirement-related plans — cost
Defined benefit and contribution pension plans	$801	$838	(4.5)%
Nonpension postretirement plans	260	261	(0.3)
Total	$1,061	$1,099	(3.5)%

* Reclassified to conform with 2010 presentation.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2010	2009*	2010	2009*

Service cost	$—	$—	$126	$152
Interest cost	650	671	456	490
Expected return on plan assets	(1,004)	(1,002)	(610)	(652)
Amortization of prior service cost/(credits)	2	2	(44)	(32)
Recognized actuarial losses	118	103	178	159
Curtailments/settlements	—	—	0	(3)
Multiemployer plan/other costs	—	—	27	27
Total net periodic pension (income)/cost of defined benefit plans	(234)	(226)	132	141
Cost of defined contribution plans	216	221	132	122
Total pension plan cost recognized in the Consolidated Statement of Earnings	$(18)	$(5)	$264	$263

* Reclassified to conform with 2010 presentation.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2010	2009*	2010	2009*

Service cost	$—	$—	$377	$435
Interest cost	1,951	2,012	1,369	1,396
Expected return on plan assets	(3,013)	(3,007)	(1,827)	(1,865)
Amortization of prior service cost/(credits)	7	7	(128)	(93)
Recognized actuarial losses	353	308	527	462
Curtailments/settlements	—	—	27	5
Multiemployer plan/other costs	—	—	78	71
Total net periodic pension (income)/cost of defined benefit plans	(702)	(679)	422	411
Cost of defined contribution plans	693	756	387	351
Total pension plan cost recognized in the Consolidated Statement of Earnings	$(8)	$76	$809	$762

*Reclassified to conform with 2010 presentation.

In 2010, the company expects to contribute to its non-U.S. defined benefit plans approximately $900 million, which is the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first nine months of 2010 were $658 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2010	2009	2010	2009

Service cost	$8	$10	$2	$2
Interest cost	65	72	15	13
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service credits	(4)	(10)	(1)	(2)
Recognized actuarial losses	—	—	3	3
Curtailments/settlements	1	—	—	—
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$71	$73	$16	$15

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2010	2009	2010	2009

Service cost	$25	$31	$7	$7
Interest cost	196	217	44	37
Expected return on plan assets	—	—	(7)	(6)
Amortization of prior service credits	(11)	(29)	(4)	(5)
Recognized actuarial losses	—	—	9	8
Curtailments/settlements	1	—	—	—
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$211	$219	$49	$42

The company received a $17.2 million subsidy in the third quarter of 2010 and a $38.3 million subsidy for the first nine months of 2010 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 121 in the company’s 2009 Annual Report.

12. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2010, the company completed 11 acquisitions at an aggregate cost of $3,385 million.

Sterling Commerce - On August 27, 2010, the company completed the acquisition of 100 percent of Sterling Commerce, a wholly-owned subsidiary of AT&T, Inc., for cash consideration of $1,415 million. Sterling Commerce will expand the company’s ability to help clients accelerate their interactions with customers, partners and suppliers through dynamic business networks using either on-premise or cloud delivery models. Sterling Commerce was integrated into the Software segment upon acquisition, and goodwill, as reflected in the table on page 31, has been entirely assigned to the Software segment. It is expected that none of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the intangible assets acquired, excluding goodwill, is 6.9 years.

Other acquisitions - The Software segment also completed acquisitions of seven privately held companies: in the first quarter, Lombardi Software, Inc., Intelliden Inc. and Initiate Systems, Inc.; in the second quarter, Cast Iron Systems; and in the third quarter, BigFix, Inc., Coremetrics and Datacap. Global Technology Services (GTS) completed one acquisition in the first quarter:  the core operating assets of Wilshire Credit Corporation.  Global Business Services (GBS) completed one acquisition in the first quarter:  National Interest Security Company, LLC, a privately held company. Systems and Technology (STG) completed one acquisition in the third quarter:  Storwize, a privately held company.

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Lombardi is a leading provider of business process management software and services and became part of the application integration software portfolio. Intelliden is a leading provider of intelligent network automation software and will extend the  network management offerings. Initiate is a market leader in data integrity software for information sharing among health care and government organizations. Cast Iron Systems, the leading Software as a Service (SaaS) and cloud application integration provider, enhances the industry-leading WebSphere business integration software portfolio. BigFix, Inc. is a leading provider of high-performance enterprise systems and security management solutions that revolutionizes the way IT organizations manage and secure their computing infrastructure. Coremetrics, a leader in web analytics software, will expand the company’s business analytics capabilities by enabling organizations to use cloud computing services to develop faster, more targeted marketing campaigns. Datacap will strengthen the company’s ability to help organizations digitize, manage and automate their information assets. Wilshire’s mortgage servicing platform will continue the strategic focus on the mortgage services industry and strengthens the commitment to deliver mortgage business process outsourcing solutions. National Interest Security Company will strengthen the ability to deliver advanced analytics and IT solutions to the public sector. Storwize, a provider of in-line data compression appliance solutions, will help the company to make it more affordable for clients to analyze massive amounts of data in order to provide new insights and business outcomes. Purchase price consideration for the “Other Acquisitions” as reflected in the table on page 31, is paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The table on page 31 reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2010:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Amortization Life (yrs.)	Sterling Commerce	Other Acquisitions
Current assets		$194	$265
Fixed assets/noncurrent assets		116	103
Intangible assets:
Goodwill	NA	1,022	1,435
Completed technology	3-7	218	283
Client relationships	2-7	244	187
In-process research and development	NA	—	4
Patents/trademarks	1-7	14	10
Total assets acquired		1,809	2,287
Current liabilities		(312)	(233)
Noncurrent liabilities		(82)	(84)
Total liabilities assumed		$(394)	$(317)
Total purchase price		$1,415	$1,970

NA — not applicable

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entities were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. For the “Other Acquisitions”, the overall weighted-average life of the identified amortizable intangible assets acquired is 6.3 years. With the exception of goodwill, these identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,435 million has been assigned to the Software ($1,057 million), GTS ($32 million), GBS ($252 million) and STG ($94 million) segments. It is expected that approximately 15 percent of the goodwill will be deductible for tax purposes.

On September 20, 2010, the company announced that it had entered into a definitive agreement to acquire Netezza, a publicly held company based in Marlborough, MA, for approximately $1.7 billion (after adjusting for cash). Netezza will expand the company’s business analytics initiatives to help clients gain faster insights into their business information, with increased performance at a lower cost. The acquisition is expected to close in the fourth quarter of 2010.

On September 27, 2010, the company announced that it had entered into a definitive agreement to acquire BLADE Network Technologies, a privately held company based in Santa Clara, CA. BLADE specializes in software and devices that route data and transactions to and from servers. The acquisition is expected to close in the fourth quarter of 2010.

On October 6, 2010, the company announced that it had completed the acquisition of Unica Corporation, a publicly-held software company based in Waltham, MA. Unica is a leading global provider of enterprise marketing management software designed to help businesses improve the efficiency, execution and measurability of their marketing operations.

On October 13, 2010, the company announced that it had completed the acquisition of PSS Systems, a privately held company based in Mountain View, CA.  PSS Systems’ software helps organizations analyze, automate and implement information governance policies across massive amounts of electronic business information and dispose of that information in an automated way.

On October 21, 2010, the company announced that it had completed the acquisition of OpenPages, a privately held company based in Waltham, MA. OpenPages provides software that helps companies more easily identify and manage risk and compliance activities across the enterprise through a single management system.

On October 21, 2010, the company announced that it has completed the acquisition of Clarity Systems, a privately held company based in Toronto, Canada. Clarity Systems delivers financial governance software that enables organizations to automate the process of collecting, preparing, certifying and controlling financial statements for electronic filings, in support of mandates by the Securities and Exchange Commission (SEC) and other regulatory agencies.

At the date of issuance of these financial statements, the initial purchase accounting was not completed for the Unica Corporation, PSS Systems, OpenPages and Clarity Systems acquisitions.

Notes to Consolidated Financial Statements — (continued)

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

13. Intangible Assets Including Goodwill: The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,603	$(752)	$851
Client relationships	1,552	(586)	966
Completed technology	1,700	(607)	1,092
In-process R&D	4	0	4
Patents/trademarks	189	(69)	120
Other(a)	40	(27)	13
Total	$5,088	$(2,041)	$3,047

	At December 31, 2009
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,765	$(846)	$919
Client relationships	1,367	(677)	690
Completed technology	1,222	(452)	770
Patents/trademarks	174	(59)	115
Other(a)	94	(75)	19
Total	$4,622	$(2,109)	$2,513

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $534 million during the first nine months of 2010, primarily due to acquired intangible asset additions, partially offset by amortization. The aggregate intangible amortization expense was $289 million and $859 million for the third quarter and first nine months of 2010, respectively, versus $313 million and $931 million for the third quarter and first nine months ended September 30, 2009, respectively. In addition, in the first nine months of 2010, the company retired $910 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2010:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2010 (for Q4)	$157	$141	$298
2011	453	524	977
2012	201	457	658
2013	40	416	456
2014	—	277	277

Notes to Consolidated Financial Statements — (continued)

The changes in the goodwill balances by reportable segment, for the nine months ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	09/30/10
Global Business Services	$4,042	$252	$—	$—	$25	$4,320
Global Technology Services	2,777	32	(1)	—	(122)	2,685
Software	12,605	2,079	(11)	—	166	14,839
Systems and Technology	766	94	(0)	—	(1)	859
Total	$20,190	$2,457	$(13)	$—	$68	$22,703

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/09	Additions	Adjustments	Divestitures	Adjustments	12/31/09
Global Business Services	$3,870	$—	$—	$—	$172	$4,042
Global Technology Services	2,616	10	1	—	150	2,777
Software	10,966	994	(50)	(13)	708	12,605
Systems and Technology	772	—	(7)	—	1	766
Total	$18,226	$1,004	$(56)	$(13)	$1,031	$20,190

Purchase price adjustments recorded in the first nine months of 2010 and full year 2009 were related to acquisitions completed on or prior to December 31, 2009 or December 31, 2008, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2010 or the full year 2009, and the company has no accumulated impairment losses.

14. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second quarter of 2005 associated with Global Services, primarily in Europe; (2) the fourth quarter of 2002 associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2010	Payments	Adjustments*	09/30/2010
Current:
Workforce	$71	$(49)	$2	$25
Space	16	(14)	7	9
Total Current	$87	$(62)	$9	$34
Noncurrent:
Workforce	$427	$—	$(12)	$415
Space	14	—	(8)	6
Total Noncurrent	$441	$—	$(19)	$421

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

Notes to Consolidated Financial Statements — (continued)

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

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain intellectual property rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM. This decision has been appealed by T3. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Union competition law based on the facts alleged in the above-referenced U.S. litigation involving T3. Complaints concerning competition matters were also filed with the European Commission in March 2010 by TurboHercules SAS and in late July 2010 by Neon Enterprise Software, LLC (Neon). IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM, and the DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM. In July 2010, the European Commission notified the company that it has decided to initiate proceedings to further investigate IBM regarding possible infringements of European Union competition law.

The company is a defendant in an action filed on December 14, 2009 in the United States District Court for the Western District of Texas by Neon, alleging that the company has interfered with Neon’s efforts to license its zPrime software. It seeks damages and injunctive relief. In late January 2010, IBM filed its answer to Neon’s complaint and asserted counterclaims against Neon. The case is set for trial in June 2011.

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

Notes to Consolidated Financial Statements — (continued)

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2010, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

Notes to Consolidated Financial Statements — (continued)

16. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,784 million and $3,576 million at September 30, 2010 and December 31, 2009, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,626 million and $2,788 million at September 30, 2010 and December 31, 2009, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $85 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2010	2009
Balance at January 1	$316	$358
Current period accruals	284	245
Accrual adjustments to reflect actual experience	31	(0)
Charges incurred	(326)	(309)
Balance at September 30	$305	$293

Extended Warranty Liability

(Dollars in millions)	2010	2009
Aggregate deferred revenue at January 1	$665	$589
Revenue deferred for new extended warranty contracts	217	204
Amortization of deferred revenue	(221)	(181)
Other*	(29)	20
Aggregate deferred revenue at September 30	$632	$633

Current portion	$303	$298
Noncurrent portion	329	334
Aggregate deferred revenue at September 30	$632	$633

* Other primarily consists of foreign currency translation adjustments.

Notes to Consolidated Financial Statements — (continued)

17. Subsequent Events: On October 26, 2010, the company announced that the Board of Directors approved a quarterly dividend of $0.65 per common share. The dividend is payable December 10, 2010 to stockholders of record on November 10, 2010.

On October 26, 2010, the company announced that the Board of Directors authorized $10 billion in additional funds for use in the company’s common stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Snapshot

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended September 30:	2010	2009	Change
Revenue	$24,271	$23,566	3.0	%*
Gross profit margin	45.3%	45.1%	0.2	pts.
Total expense and other income	$6,324	$6,255	1.1%
Total expense and other income to revenue ratio	26.1%	26.5%	(0.5	)pts.
Provision for income taxes	$1,088	$1,159	(6.1)%
Net income	$3,589	$3,214	11.7%
Net income margin	14.8%	13.6%	1.1	pts.
Earnings per share:
Assuming dilution	$2.82	$2.40	17.5%
Basic	$2.86	$2.44	17.2%
Weighted-average shares outstanding:
Assuming dilution	1,272.8	1,338.2	(4.9)%
Basic	1,255.2	1,319.9	(4.9)%

* 3.6 percent adjusted for currency

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

In the third quarter of 2010, the company continued the trend of improving business performance, increasing constant currency revenue growth, expanding margins and again delivering double-digit earnings per share growth. Diluted earnings per share of $2.82 increased 18 percent versus the third quarter of 2009; this growth was on top of very strong performance in the prior year third quarter, which was also up 18 percent year to year.  The company delivered solid financial results while continuing to invest to drive future growth and delivering strong shareholder returns.

Total revenue increased 3.0 percent (4 percent adjusted for currency) compared to the third quarter of 2009. The revenue growth at constant currency was 2 points better than the constant currency performance in the second quarter. Revenue performance in the third quarter was driven by the company’s growth markets, Systems and Technology, Global Business Services and business analytics offerings. Total revenue from the growth markets increased 15.7 percent (13 percent adjusted for currency) driven by the BRIC countries (Brazil, Russia, India and China) which increased 28.8 percent (26 percent adjusted for currency). In the growth markets, the company has focused its investments on expanding into new countries and new territories and building out the IT infrastructure in these regions in support of economic growth. The company has prioritized 16 countries for investment beyond the BRICs. In the third quarter, together with the BRICs, the “Growth Markets 20” grew revenue 17 percent (13 percent adjusted for currency) and the company had 32 countries within the growth markets that increased revenue at a double-digit rate. Systems and Technology had its best revenue growth in six years at 10.4 percent (11 percent adjusted for currency) capitalizing on new product introductions and continued strong

Management Discussion – (continued)

growth in System x, midrange Power Systems and Storage. Business analytics is a key growth area for the company. In the third quarter, business analytics revenue increased 14 percent compared to the prior year which contributed to strong performance in Global Business Services. Global Business Services revenue growth improved to 5.4 percent (5 percent adjusted for currency).

The consolidated gross profit margin increased 0.2 points versus the third quarter of 2009 to 45.3 percent driven by improved margins in Software, Systems and Technology and Global Financing, partially offset by revenue mix. Gross profit margin performance by segment and the impact to the consolidated gross margin was as follows:

	Gross	Yr.-to-Yr.		Consolidated
	Margin	Change		Impact
Global Technology Services	35.3%	(0.2	)pts.	(0.0	)pts.
Global Business Services	28.9%	0.2	pts.	(0.0	)pts.
Software	86.7%	1.1	pts.	0.0	pts.
Systems & Technology	36.8%	1.2	pts.	0.1	pts.
Global Financing	53.3%	8.9	pts.	0.2	pts.

Total expense and other income increased 1.1 percent in the third quarter compared to the prior year. The year-to-year drivers were approximately:

•	Operational expense,	(1) point
•	Currency,	(1) point
•	Acquisitions,	3 points

Pre-tax income grew 7.0 percent and the pre-tax margin was 19.3 percent, an increase of 0.7 points versus the third quarter of 2009. Net income increased 11.7 percent reflecting an improvement in the tax rate. The effective tax rate was 23.3 percent, compared with 26.5 percent in the prior year. Net income margin improved 1.1 points to 14.8 percent.

Diluted earnings per share improved 17.5 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the third quarter, the company repurchased 28.0 million shares of its common stock. Diluted earnings per share of $2.82 increased $0.42 from the prior year driven by the following factors:

- Revenue increase at actual rates:	$0.07
- Operating leverage:	$0.21
- Common stock repurchases:	$0.14

In the third quarter, the improvement in earnings per share was driven by a combination of revenue growth, operating leverage and an effective use of cash.

The company generated $4,551 million in cash flow provided by operating activities, a decrease of $647 million compared to the third quarter of 2009, driven primarily by sales cycle working capital ($467 million) and financing receivables ($443 million), partially offset by the increase in net income ($375 million). Net cash used in investing activities of $1,780 million decreased $557 million primarily due to the net benefit of $2,600 million from purchases and sales of marketable securities and other investments in the third quarter of 2010 versus 2009, partially offset by increased acquisitions of $1,959 million. Net cash used in financing activities of $3,455 million decreased $1,712 million compared to the prior year primarily due to an increased net benefit associated with debt ($4,709 million), partially offset by higher payments to repurchase common stock ($2,724 million), lower cash from other common stock transactions ($182 million) and increased dividend payments ($91 million).

Total Global Services signings of $11,037 million decreased 6.5 percent (6 percent adjusted for currency) compared to the third quarter of 2009. Outsourcing signings declined 14.9 percent (14 percent adjusted for currency). Transactional signings increased 4.3 percent (4 percent adjusted for currency) driven by Global Business Services (increased 7 percent). The company signed 10 deals larger than $100 million in the third quarter of 2010. On October 8, 2010, the company signed a significant outsourcing deal which would have increased total signings to $12.7 billion and outsourcing signings would have increased 14 percent year-to-year, at constant currency, if this deal was included in the third quarter total. The estimated Global Services backlog at actual currency rates was $134 billion at September 30, 2010, flat, at both actual rates and adjusted for currency,

Management Discussion – (continued)

compared to the September 30, 2009 level and an increase of $5 billion (decrease of $2 billion adjusted for currency) from June 30, 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the nine months ended September 30:	2010	2009	Change
Revenue	$70,852	$68,528	3.4	%*
Gross profit margin	44.9%	44.7%	0.2	pts.
Total expense and other income	$19,019	$18,882	0.7%
Total expense and other income to revenue ratio	26.8%	27.6%	(0.7	)pts.
Provision for income taxes	$3,192	$3,145	1.5%
Net income	$9,576	$8,612	11.2%
Net income margin	13.5%	12.6%	0.9	pts.
Earnings per share:
Assuming dilution	$7.38	$6.42	15.0%
Basic	$7.49	$6.47	15.8%
Weighted-average shares outstanding:
Assuming dilution	1,297.0	1,341.6	(3.3)%
Basic	1,278.3	1,330.1	(3.9)%

	09/30/10	12/31/09
Assets	$107,174	$109,022	(1.7)%
Liabilities	$84,815	$86,267	(1.7)%
Equity	$22,359	$22,755	(1.7)%

* 1.7 percent adjusted for currency

In the first nine months of 2010, the company delivered diluted earnings per share of $7.38, an increase of 15.0 percent compared to the first nine months of 2009. Performance was consistent with earnings per share growth of 15.9 percent in the first quarter, 12.5 percent in the second quarter and 17.5 percent in the third quarter. The company continues to demonstrate steady improvement in the business - in both revenue growth and margin expansion. The company utilizes its strong profit and cash position to invest and expand its base of opportunity while returning capital to its shareholders through dividends and common stock repurchases.

Total revenue increased 3.4 percent (2 percent adjusted for currency) compared to the first nine months of 2009. Revenue performance in the company’s key growth areas was strong. Revenue from the growth markets increased 16.3 percent (10 percent adjusted for currency) driven by the BRIC countries which increased 24.8 percent (19 percent adjusted for currency). Key branded middleware software increased 9.5 percent (9 percent adjusted for currency). On a segment basis, Global Technology Services revenue increased 2.7 percent (flat adjusted for currency), Global Business Services 3.0 percent (1 percent adjusted for currency), Software 4.2 percent (3 percent adjusted for currency) and Systems and Technology 6.3 percent (6 percent adjusted for currency). Global Financing revenue declined 4.3 percent (6 percent adjusted for currency) versus the prior year.

The consolidated gross profit margin increased 0.2 points versus the first nine months of 2009 to 44.9 percent. Gross profit margin performance by segment and the impact to the consolidated gross margin for the year-to-date period was as follows:

	Gross	Yr.-to-Yr.		Consolidated
	Margin	Change		Impact
Global Technology Services	34.7%	(0.0	)pts.	0.0	pts.
Global Business Services	28.2%	0.8	pts.	0.2	pts.
Software	86.1%	0.9	pts.	0.3	pts.
Systems & Technology	35.6%	(0.0	)pts.	(0.0	)pts.
Global Financing	51.1%	5.2	pts.	0.1	pts.

Management Discussion – (continued)

Total expense and other income increased 0.7 percent in the first nine months of 2010 versus the prior year. The year-to-year drivers were approximately:

•	Operational expense,	(4) points
•	Currency,	3 points
•	Acquisitions,	2 points

Pre-tax income grew 8.6 percent and the pre-tax margin was 18.0 percent, an increase of 0.9 points versus the first nine months of 2009. Net income increased 11.2 percent reflecting an improvement in the tax rate. The effective tax rate was 25.0 percent, compared with 26.8 percent in the prior year. Net income margin improved 0.9 points to 13.5 percent.

Diluted earnings per share improved 15.0 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first nine months of 2010, the company repurchased 92.6 million shares of its common stock. Diluted earnings per share of $7.38 increased $0.96 from the prior year driven by the following factors:

- Revenue increase at actual rates:	$0.22
- Operating leverage:	$0.50
- Common stock repurchases:	$0.25

In the first nine months, the improvement in earnings per share was balanced with contribution from revenue growth, operating leverage and an effective use of cash.

At September 30, 2010, the balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $1,848 million ($2,124 million adjusted for currency) from December 31, 2009 driven by:

•     Decreases in total receivables ($3,494 million) and cash and marketable securities ($2,887 million), partially offset by;

•     Increased goodwill ($2,513 million), pension assets ($1,378 million), and intangible assets ($534 million).

The company had $11,086 million in cash and marketable securities at September 30, 2010.

Total liabilities decreased $1,453 million ($1,539 million adjusted for currency) from December 31, 2009 driven by:

•              Decreases in taxes ($918 million), pension and retiree benefits ($808 million), other liabilities ($454 million), and deferred income ($421 million), partially offset by;

•              Increased debt ($1,355 million).

Total equity of $22,359 million decreased $396 million from December 31, 2009 as a result of:

•              Increased treasury stock ($11,464 million), partially offset by;

•              Higher retained earnings ($7,196 million), common stock ($2,518 million), lower pension adjustments ($559 million), decreased losses on cash flow hedge derivatives ($416 million) and higher foreign currency translation adjustments ($327 million).

The company generated $12,754 million in cash flow provided by operating activities, a decrease of $1,571 million, compared to the first nine months of 2009, primarily driven by financing receivables ($1,574 million), higher income tax payments ($800 million) and lower tax refunds in 2010 (approximately $600 million), partially offset by an increase in net income ($963 million) and less deferred income ($496 million). Net cash used in investing activities of $4,425 million was $191 million higher than the first nine months of 2009, primarily due to increased acquisitions ($2,868 million), decreased cash from divestitures ($406 million) and higher capital investments ($327 million), partially offset by the net benefit of $3,367 million from purchases and sales of marketable securities and other investments in 2010 versus 2009. Net cash used in financing activities of $10,569 million was $2,924 million lower, compared to the first nine months of 2009, primarily due to an increased net benefit associated with debt ($9,445 million) and higher receipts of cash from other

Management Discussion – (continued)

common stock transactions ($1,123 million), partially offset by higher payments to repurchase common stock ($7,408 million) and increased dividend payments ($235 million).

In October 2010, the company increased its expectation for 2010 to at least $11.40 in earnings per diluted share for the full year.

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the third quarter and the first nine months of 2010 versus the third quarter and first nine months of 2009 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended September 30:	2010	2009	Yr. to Yr. Percent/Margin Change		Yr. To Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$9,496	$9,434	0.7%		1.1%
Gross margin	35.3%	35.5%	(0.2	)pts.
Global Business Services	4,572	4,338	5.4%		5.3%
Gross margin	28.9%	28.7%	0.2	pts.
Software	5,151	5,114	0.7%		2.1%
Gross margin	86.7%	85.7%	1.1	pts.
Systems and Technology	4,325	3,917	10.4%		11.1%
Gross margin	36.8%	35.6%	1.2	pts.
Global Financing	529	536	(1.3)%		(1.3)%
Gross margin	53.3%	44.4%	8.9	pts.
Other	199	227	(12.2)%		(11.3)%
Gross margin	(4.7)%	8.5%	(13.2	)pts.
Total revenue	$24,271	$23,566	3.0%		3.6%
Gross profit	$11,001	$10,627	3.5%
Gross margin	45.3%	45.1%	0.2	pts.

(Dollars in millions) For the nine months ended September 30:	2010	2009	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$28,036	$27,296	2.7%		0.4%
Gross margin	34.7%	34.7%	(0.0	)pts.
Global Business Services	13,465	13,074	3.0%		0.9%
Gross margin	28.2%	27.5%	0.8	pts.
Software	15,447	14,820	4.2%		3.2%
Gross margin	86.1%	85.3%	0.9	pts.
Systems and Technology	11,696	11,000	6.3%		6.0%
Gross margin	35.6%	35.7%	(0.0	)pts.
Global Financing	1,610	1,682	(4.3)%		(6.4)%
Gross margin	51.1%	45.8%	5.2	pts.
Other	599	656	(8.7)%		(9.8)%
Gross margin	(7.5)%	35.7%	(43.2	)pts.
Total revenue	$70,852	$68,528	3.4%		1.7%
Gross profit	$31,787	$30,640	3.7%
Gross margin	44.9%	44.7%	0.2	pts.

Management Discussion – (continued)

The following table presents each reportable segment’s external revenue as a percentage of total external segment revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Global Technology Services	39.4%	40.4%	39.9%	40.2%
Global Business Services	19.0	18.6	19.2	19.3
Total Global Services	58.4	59.0	59.1	59.5
Software	21.4	21.9	22.0	21.8
Systems and Technology	18.0	16.8	16.6	16.2
Global Financing	2.2	2.3	2.3	2.5
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Global Technology Services	30.9%	31.9%	29.1%	31.5%
Global Business Services	14.1	14.3	13.6	14.2
Total Global Services	45.0	46.2	42.7	45.7
Software	38.2	40.1	44.1	39.9
Systems and Technology	6.6	4.9	2.8	4.6
Global Financing	10.2	8.8	10.4	9.8
Total	100.0%	100.0%	100.0%	100.0%

The workforce rebalancing charges recorded in the first quarter of 2009 and 2010 and the PLM and Geodis transactions impact the year-to-year results of the company’s reportable segments for the first nine months of 2010 compared to the first nine months of 2009. Workforce rebalancing charges were incurred in every segment in the first quarter of both years. The PLM transaction gain was recorded in Software in the first quarter of 2010 and the Geodis transaction gain was recorded in the following segments in the first quarter of 2009: Global Technology Services ($81 million), Global Business Services ($46 million), Software ($106 million) and Systems and Technology ($64 million). In the segment analysis below and in the Global Financing analysis on page 66, each segment’s pre-tax income and pre-tax margin for the nine months ended September 30 is presented on an as reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) delivered combined revenue of $14,067 million in the third quarter, an increase of 2.1 percent (2 percent adjusted for currency) compared to the third quarter of 2009. Both segments had sequential improvement in their year-to-year revenue growth rates at constant currency compared to the second quarter. In the first nine months of 2010, total Global Services revenue was $41,501 million, an increase of 2.8 percent (1 percent adjusted for currency) year to year. The estimated Global Services backlog at actual currency rates was $134 billion at September 30, 2010, flat, at both actual rates and adjusted for currency, compared to the September 30, 2009 level and an increase of $5 billion (decrease of $2 billion adjusted for currency) from June 30, 2010. The company experienced a very low level of erosion in the backlog this quarter.

Management Discussion – (continued)

			Yr. to Yr.	Yr. to Yr. Percent Change Adjusted
(Dollars in millions)			Percent	for
For the three months ended September 30:	2010	2009*	Change	Currency
Global Services external revenue:	$14,067	$13,772	2.1%	2.4%
Global Technology Services	$9,496	$9,434	0.7%	1.1%
Outsourcing	5,536	5,465	1.3	1.6
Integrated Technology Services	2,162	2,204	(1.9)	(1.3)
Maintenance	1,803	1,765	2.1	2.8
Global Business Services	$4,572	$4,338	5.4%	5.3%

* Reclassified to conform with 2010 presentation.

			Yr. to Yr.	Yr. to Yr. Percent Change Adjusted
(Dollars in millions)			Percent	for
For the nine months ended September 30:	2010	2009*	Change	Currency
Global Services external revenue:	$41,501	$40,370	2.8%	0.6%
Global Technology Services	$28,036	$27,296	2.7%	0.4%
Outsourcing	16,353	15,806	3.5	1.0
Integrated Technology Services	6,333	6,376	(0.7)	(2.4)
Maintenance	5,354	5,115	4.7	2.4
Global Business Services	$13,465	$13,074	3.0%	0.9%

* Reclassified to conform with 2010 presentation.

Global Technology Services revenue increased 0.7 percent (1 percent adjusted for currency) to $9,496 million and 2.7 percent (flat adjusted for currency) to $28,036 million in the third quarter and first nine months of 2010, respectively, versus the same periods in 2009. The revenue growth rate year-to-year in the third quarter improved 1 point at constant currency compared to the second quarter. GTS Outsourcing revenue increased 1.3 percent (2 percent adjusted for currency) in the third quarter and 3.5 percent (1 percent adjusted for currency) in the first nine months of 2010, respectively, compared to the prior year periods. Integrated Technology Services (ITS) revenue decreased 1.9 percent (1 percent adjusted for currency) in the third quarter and decreased 0.7 percent (2 percent adjusted for currency) in the first nine months of 2010. The third quarter year-to-year revenue growth rates, adjusted for currency, in both GTS Outsourcing and ITS improved compared to the growth rates in the second quarter of 2010.

Global Business Services revenue increased 5.4 percent (5 percent adjusted for currency) to $4,572 million and 3.0 percent (1 percent adjusted for currency) to $13,465 million in the third quarter and first nine months of 2010, respectively, versus the third quarter and first nine months of 2009. The third quarter year-to-year revenue growth rate of 5.4 percent, was the highest quarterly rate of growth since the third quarter of 2008. The revenue growth rate year-to-year improved 3 points at constant currency compared to the second quarter. GBS delivered improved revenue growth in many areas of the business with sequential improvement compared to 2010 second quarter growth rates in both the major markets and the growth markets, and across its key offerings of Core Consulting, Application Management Services (AMS) Outsourcing and AMS Systems Integration. In the quarter, GBS gained share overall as well as in consulting and held share in AMS. Smaller deals are helping to drive near term revenue performance, particularly in areas that help customers drive global integration, drive efficiency and standardization, and deliver cost savings. GBS had good performance in its growth initiatives, with revenue and transactional signings growth in the growth markets and revenue growth of approximately 40 percent in business analytics. With increased client demand for specific industry knowledge, GBS has added 2,000 consultants in the last two quarters and now has over 7,000 dedicated consultants in its business analytics practice.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2010	2009	Change
Global Technology Services:
External gross profit	$3,349	$3,349	0.0%
External gross profit margin	35.3%	35.5%	(0.2	)pts.
Pre-tax income	$1,524	$1,471	3.6%
Pre-tax margin	15.5%	15.0%	0.4	pts.
Global Business Services:
External gross profit	$1,322	$1,245	6.1%
External gross profit margin	28.9%	28.7%	0.2	pts.
Pre-tax income	$695	$659	5.3%
Pre-tax margin	14.6%	14.5%	0.1	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2010	2009	Change
Global Technology Services:
External gross profit	$9,736	$9,484	2.7%
External gross profit margin	34.7%	34.7%	(0.0	)pts.
Pre-tax income	$3,910	$3,980	(1.8)%
Pre-tax margin	13.5%	14.0%	(0.6	)pts.
Pre-tax income — normalized*	$4,183	$4,015	4.2%
Pre-tax margin — normalized	14.4%	14.2%	0.2	pts.
Global Business Services:
External gross profit	$3,801	$3,590	5.9%
External gross profit margin	28.2%	27.5%	0.8	pts.
Pre-tax income	$1,823	$1,789	1.9%
Pre-tax margin	13.0%	13.0%	(0.1	)pts.
Pre-tax income — normalized**	$1,951	$1,866	4.6%
Pre-tax margin — normalized	13.9%	13.6%	0.3	pts.

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

GTS segment pre-tax income increased 3.6 percent to $1,524 million and pre-tax margin expanded 0.4 points to 15.5 percent in the third quarter of 2010. On a normalized basis, segment pre-tax income in the first nine months of 2010 increased 4.2 percent with a pre-tax margin of 14.4 percent, an increase of 0.2 points year to year.

GBS segment pre-tax income increased 5.3 percent to $695 million in the third quarter with pre-tax margin expanding to 14.6 percent. On a normalized basis, segment pre-tax income in the first nine months of 2010 increased 4.6 percent with a pre-tax margin of 13.9 percent, an improvement of 0.3 points compared to the first nine months of 2009. The continued rollout of globally integrated capabilities and good delivery performance are contributing to margin performance. In addition, GBS continues to increase resource spending to support future growth.

Management Discussion – (continued)

Global Services Signings

Total Global Services signings of $11,037 million decreased 6.5 percent (6 percent adjusted for currency) compared to the third quarter of 2009. Outsourcing signings declined 14.9 percent (14 percent adjusted for currency). Transactional signings increased 4.3 percent (4 percent adjusted for currency) driven by Global Business Services (increased 7 percent). The company signed 10 deals larger than $100 million in the third quarter of 2010. On October 8, 2010, the company signed a significant outsourcing deal which would have increased total signings to $12.7 billion and outsourcing signings would have increased 14 percent year-to-year, at constant currency, if this deal was included in the third quarter. A large contract signing on October 8 versus a signing the last week of the third quarter has no real impact on the following quarter’s revenue dynamics. The company expects to yield the same amount of revenue in the fourth quarter with a signing on October 8 as it would have if the deal had signed on September 30. Within the company’s outsourcing, longer-term business, at the beginning of a quarter, revenue is more determined by backlog, and signings are just one of several inputs to backlog. Outsourcing revenue is more closely tied to backlog than signings as this is a more stable, annuity-like business. The estimated Global Services backlog at actual currency rates was $134 billion at September 30, 2010, flat, at both actual rates and adjusted for currency, compared to the September 30, 2009 level and an increase of $5 billion (decrease of $2 billion adjusted for currency) from June 30, 2010.

The following table presents Global Services signings. Outsourcing signings include GTS Outsourcing and Application Management Services Outsourcing. Transactional signings include Integrated Technology Services, Consulting and AMS Systems Integration.

				Yr. to Yr.
			Yr. to Yr.	Percent Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended September 30:	2010	2009	Change	Currency
Outsourcing signings	$5,680	$6,671	(14.9)%	(13.6)%
Transactional signings	5,357	5,138	4.3	3.9
Total signings	$11,037	$11,809	(6.5)%	(6.0)%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the nine months ended September 30:	2010	2009	Change	Currency
Outsourcing signings	$18,926	$21,628	(12.5)%	(13.8)%
Transactional signings	16,677	16,703	(0.2)	(1.9)
Total signings	$35,602	$38,331	(7.1)%	(8.6)%

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

Management Discussion – (continued)

Software

			Yr. to Yr.	Yr. to Yr. Percent Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended September 30:	2010	2009*	Change	Currency
Software external revenue:	$5,151	$5,114	0.7%	2.1%
Middleware:	$4,215	$4,086	3.1%	4.6%
Key branded middleware:	3,120	2,927	6.6	8.1
WebSphere Family			14.0	15.5
Information Management			5.2	6.7
Lotus			(0.4)	1.3
Tivoli			9.2	10.7
Rational			(0.3)	0.8
Other middleware	1,095	1,160	(5.6)	(4.1)
Operating systems	550	521	5.6	6.9
Other	386	507	(23.8)	(22.7)

* Reclassified to conform with 2010 presentation.

			Yr. to Yr.	Yr. to Yr. Percent Change
(Dollars in millions)			Percent	Adjusted for
For the nine months ended September 30:	2010	2009*	Change	Currency
Software external revenue:	$15,447	$14,820	4.2%	3.2%
Middleware:	$12,565	$11,766	6.8%	5.7%
Key branded middleware:	9,198	8,399	9.5	8.6
WebSphere Family			14.7	13.7
Information Management			7.7	6.7
Lotus			(2.0)	(2.5)
Tivoli			16.6	15.8
Rational			2.4	1.6
Other middleware	3,368	3,367	0.0	(1.5)
Operating systems	1,593	1,542	3.3	2.1
Other	1,288	1,511	(14.8)	(16.2)

* Reclassified to conform with 2010 presentation.

Software revenue increased 0.7 percent (2 percent adjusted for currency) to $5,151 million in the third quarter and increased 4.2 percent (3 percent adjusted for currency) to $15,447 million in the first nine months of 2010, respectively, compared to the same periods in 2009. Adjusting for the divested PLM operations, revenue grew at 6 percent, adjusted for currency, in the third quarter of 2010, in line with the adjusted second quarter growth rate. For the first nine months, excluding PLM, revenue increased 6 percent, adjusted for currency, compared to the prior year. Revenue growth continues to be led by the key areas of business analytics, storage management and business integration.

Key branded middleware revenue increased 6.6 percent (8 percent adjusted for currency) in the third quarter of 2010 and increased 9.5 percent (9 percent adjusted for currency) in the first nine months of 2010, respectively, when compared to the same periods in 2009. Key branded middleware accounted for 61 percent of total Software revenue in the third quarter, an increase of 3 points from third quarter 2009. The software business continued to enhance its lead in the middleware market and gained share for the 12th straight quarter. Four of the five key branded middleware brands gained share in the third quarter.

WebSphere Family revenue increased 14.0 percent (16 percent adjusted for currency) in the third quarter and increased 14.7 percent (14 percent adjusted for currency) in the first nine months of 2010, respectively, versus the same periods in 2009. The WebSphere portfolio connects business processes and delivers application infrastructures in an SOA environment. ILOG, which provides business rules management, had revenue growth of 29 percent in the third quarter. WebSphere Commerce, which provides a scalable, unified platform on which to drive sales in the retail, B2B and business

Management Discussion – (continued)

partner marketplace, had strong double digit revenue growth in the third quarter. With the recent acquisitions of Sterling Commerce, Coremetrics and Unica Corporation, the company expects continued market momentum in this area.

Information Management revenue increased 5.2 percent (7 percent adjusted for currency) in the third quarter and 7.7 percent (7 percent adjusted for currency) in the first nine months of 2010, respectively. Relational Database revenue increased 4 percent (5 adjusted for currency), in the third quarter driven primarily by growth in distributed database of 5 percent (7 percent adjusted for currency). Information Management provides the foundation for the company’s business analytics and optimization offerings. The software business continues to expand its Information Management capabilities both organically and through acquisitions. In October 2010, the OpenPages, PSS Systems and Clarity Systems acquisitions closed. The Netezza acquisition is expected to close in the fourth quarter of 2010.

Lotus revenue decreased 0.4 percent as reported but returned to modest growth (1 percent) adjusted for currency in the third quarter of 2010 versus the third quarter of 2009. In the first nine months of 2010, Lotus revenue decreased 2.0 percent (3 percent adjusted for currency) year to year.

Tivoli revenue increased 9.2 percent and 16.6 percent (11 percent and 16 percent adjusted for currency) year over year in the third quarter and first nine months of 2010, respectively. Tivoli provides an integrated approach to service management. In the third quarter, two elements of the company’s Integrated Service management strategy had solid revenue growth. Storage management was up 20 percent and security was also up double digits.

Rational revenue decreased 0.3 percent as reported but increased 1 percent adjusted for currency and gained share in the third quarter of 2010. In the first nine months of 2010, Rational revenue increased 2.4 percent (2 percent adjusted for currency) compared to the first nine months of 2009.

Other software revenue decreased 23.8 percent (23 percent adjusted for currency) and 14.8 percent (16 percent adjusted for currency) in the third quarter and first nine months of 2010, respectively, due primarily to the divestiture of PLM in the first quarter of 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2010	2009	Change
Software:
External gross profit	$4,468	$4,381	2.0%
External gross profit margin	86.7%	85.7%	1.1	pts.
Pre-tax income	$1,885	$1,850	1.9%
Pre-tax margin	32.1%	32.1%	(0.0	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2010	2009	Change
Software:
External gross profit	$13,307	$12,639	5.3%
External gross profit margin	86.1%	85.3%	0.9	pts.
Pre-tax income	$5,925	$5,037	17.6%
Pre-tax margin	33.6%	30.2%	3.5	pts.
Pre-tax income — normalized*	$5,431	$4,947	9.8%
Pre-tax margin — normalized	30.8%	29.6%	1.2	pts.

*  Excludes $98 million and $17 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($591) million related to the PLM gain in the first quarter of 2010 and ($106) million related to the Geodis gain in the first quarter of 2009.

Software gross profit increased 2.0 percent to $4,468 million for the third quarter and 5.3 percent to $13,307 million for the first nine months of 2010, driven primarily by higher revenue. Gross profit margins expanded 110 basis points and 90 basis points in the third quarter and first nine months, respectively, versus the prior year periods, due primarily to the divestiture of the lower gross margin PLM revenue. Software delivered segment pre-tax income of $1,885 million in the third quarter of 2010, a growth of 1.9 percent compared to the third quarter of 2009 with a pre-tax margin of 32.1 percent, flat

Management Discussion – (continued)

year to year. On a normalized basis, segment pre-tax income for the first nine months of 2010 increased 9.8 percent and segment pre-tax margin expanded 1.2 points to 30.8 percent.

Systems and Technology

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended September 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$4,325	$3,917	10.4%	11.1%
System z			15.3%	16.6%
Power Systems			(12.8)	(12.6)
System x			30.5	31.4
Storage			7.2	8.1
Retail Store Solutions			(0.1)	1.1
Total Systems			7.8	8.6
Microelectronics OEM			27.7	27.7

				Yr. to Yr.
				Percent
(Dollars in millions) For the nine months ended September 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$11,696	$11,000	6.3%	6.0%
System z			(8.4)%	(8.0)%
Power Systems			(13.1)	(13.7)
System x			32.1	31.0
Storage			7.3	7.0
Retail Store Solutions			20.9	21.4
Total Systems			4.3	3.9
Microelectronics OEM			23.0	22.9

Systems and Technology revenue increased 10.4 percent (11 percent adjusted for currency) and 6.3 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2010, respectively, versus the same periods in 2009. Third quarter revenue performance was the best in six years and was driven by double-digit growth in System z, midrange Power Systems, System x, Microelectronics and Storage disk products. In the third quarter, Systems and Technology had very strong performance in the growth markets, which grew 26 percent (25 percent adjusted for currency). BRIC countries grew 43 percent with double-digit growth in all brands.

System z revenue increased 15.3 percent (17 percent adjusted for currency) in the third quarter and declined 8.4 percent (8 percent adjusted for currency) for the first nine months of 2010 versus the third quarter and first nine months of 2009, respectively. Third-quarter performance was driven by a new mainframe product introduction and strong performance in the growth markets. MIPS (millions of instructions per second) shipments increased 54 percent and 5 percent in the third quarter and first nine months of 2010 versus the third quarter and first nine months of 2009, respectively. The third quarter MIPS performance was the highest growth in six years. Late in the third quarter the company shipped the zEnterprise 196 server, which delivers 40 percent more performance than the z10. This performance is driven by the world’s fastest processor which operates at more than 5 gigahertz. In the fourth quarter the company will begin shipping the zBX, its first “System of Systems”. zBX extends mainframe governance to select Power7 and System x blades.

Power Systems revenue decreased 12.8 percent and 13.1 percent (13 percent and 14 percent adjusted for currency) in the third quarter and first nine months of 2010 versus the third quarter and first nine months of 2009, respectively. Although revenue declined in the periods, Power Systems continued to be the market leader by a wide margin. The decreases were primarily driven by high-end servers. The company first introduced Power7 into the midrange systems during the first quarter of 2010. In the third quarter, midrange systems revenue increased 11 percent, and for the first nine months of 2010, midrange increased 7 percent. In mid-September, the company began to ship Power7 in the high-end and entry systems. As a result of just two weeks of general availability, shipments were limited in the third quarter. The company’s competitive take

Management Discussion – (continued)

outs continued in the third quarter, as over 250 competitive UNIX displacements drove approximately $225 million of business.

System x revenue increased 30.5 percent and 32.1 percent (31 percent and 31 percent adjusted for currency) in the third quarter and first nine months of 2010, respectively, versus the third quarter and first nine months of 2009. This is the fourth consecutive quarter of year-to-year revenue growth of 30 percent or better for the brand. High-end System x revenue increased 27 percent and 18 percent in the third quarter and first nine months of 2010 versus the comparable periods of 2009, respectively, while total server revenue increased 30 and 32 percent for the third quarter and first nine months of 2010 versus the same periods in 2009, respectively. System x blades revenue increased 12 percent and 24 percent in the third quarter and first nine months of 2010 versus the third quarter and first nine months of 2009, respectively.

Storage revenue increased 7.2 percent and 7.3 percent (8 percent and 7 percent adjusted for currency) in the third quarter and first nine months of 2010, respectively, versus the comparable periods in 2009. Total disk revenue increased 14 percent in both the third quarter and the first nine months of 2010 versus the third quarter and first nine months of 2009, respectively. These increases were driven by continued strength in high-end storage: XIV and DS8000. XIV added over 130 new customers in the third quarter and revenue nearly doubled versus the third quarter of 2009. Tape revenue declined 8 percent and 9 percent in the third quarter and the first nine months of 2010, respectively, versus the comparable periods of 2009. Storage performance across both hardware and software grew 10 percent in the third quarter.

Microelectronics OEM revenue increased 27.7 percent and 23.0 percent (28 percent and 23 percent adjusted for currency), respectively, for the third quarter and first nine months of 2010 versus the comparable periods of 2009, respectively. The company had strong revenue growth from its OEM customers in networking and wireless communications infrastructure in the third quarter.

Retail Stores Solutions revenue was essentially flat and increased 20.9 percent (1 percent and 21 percent adjusted for currency) in the third quarter and first nine months of 2010, respectively, versus the same periods in 2009, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2010	2009	Change
Systems and Technology:
External gross profit	$1,590	$1,395	14.0%
External gross profit margin	36.8%	35.6%	1.2	pts.
Pre-tax income	$327	$225	45.6%
Pre-tax margin	7.2%	5.4%	1.9	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2010	2009	Change
System and Technology:
External gross profit	$4,166	$3,922	6.2%
External gross profit margin	35.6%	35.7%	(0.0	)pts.
Pre-tax income	$378	$586	(35.4)%
Pre-tax margin	3.1%	5.0%	(1.9	)pts.
Pre-tax income — normalized*	$435	$526	(17.2)%
Pre-tax margin — normalized	3.5%	4.5%	(1.0	)pts.

*  Excludes $57 million and $4 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, and ($64) million related to the Geodis gain in the first quarter of 2009.

Management Discussion – (continued)

Gross margin increased 1.2 points in the third quarter of 2010 versus the prior year. The increase was driven by improved margins in Microeletronics (2.5 points), System x (0.7 points) and Storage (0.4 points) partially offset by a decline due to revenue mix (1.2 points) and lower margins in Power Systems (1.0 points) and System z (0.4 points). The gross margin for the first nine months of 2010 was essentially flat compared to the first nine months of 2009. The gross margin was impacted by revenue mix (3.3 points), margin declines in Power Systems (0.8 points) and System z (0.3 points), partially offset by margin improvements in Microelectronics (2.1 points), System x (1.2 points), Storage (0.4 points) and Retail Stores Solution (0.2 points).

Systems and Technology’s pre-tax income increased 45.6 percent in the third quarter, and declined 17.2 percent for the first nine months on a normalized basis when compared to the prior year. Pre-tax margin increased 1.9 points in the third quarter and decreased 1.0 points on a normalized basis in the first nine months, respectively, versus the prior year periods.

Global Financing

See pages 65 to 70 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended September 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$24,271	$23,566	3.0%	3.6%
Geographies:	$23,465	$22,932	2.3%	2.9%
Americas	10,216	9,933	2.8	2.3
Europe/Middle East/Africa	7,354	7,833	(6.1)	1.0
Asia Pacific	5,895	5,166	14.1	7.2

Major markets			(0.8)%	0.6%
Growth markets			15.7%	12.9%
BRIC countries			28.8%	25.8%

				Yr. to Yr.
				Percent
(Dollars in millions) For the nine months ended September 30:	2010	2009	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$70,852	$68,528	3.4%	1.7%
Geographies:	$68,825	$66,895	2.9%	1.2%
Americas	29,893	29,078	2.8	1.3
Europe/Middle East/Africa	22,349	22,889	(2.4)	(0.6)
Asia Pacific	16,583	14,928	11.1	3.9

Major markets			(0.1)%	(0.7)%
Growth markets			16.3%	9.9%
BRIC countries			24.8%	19.1%

Total geographic revenue increased 2.3 percent (3 percent adjusted for currency) in the third quarter of 2010 compared to the third quarter of 2009. The year-to-year revenue growth rate improved 2 points from the constant currency performance in the second quarter of 2010. The improving revenue trend was across all geographies with Americas better by 1 point, Europe/Middle East/Africa (EMEA) better by 2 points and Asia Pacific better by 4 points.

Management Discussion – (continued)

Revenue from the major markets decreased 0.8 percent (increased 1 percent adjusted for currency) year to year in the third quarter of 2010. The growth rate improved 1 point sequentially compared to the second quarter, at constant currency, with significant improvement in Canada, France, Germany and Italy. In addition, the U.K. continued to deliver strong year to year revenue performance, at constant currency. Revenue from the growth markets increased 15.7 percent (13 percent adjusted for currency); adjusted for currency, revenue growth outpaced the major markets by 12 points in the quarter. In the BRIC countries, which represented approximately 40 percent of the growth markets revenue in the quarter, revenue increased 28.8 percent (26 percent adjusted for currency), with strong growth in each of the four countries.

The company has been investing in growth markets to expand into new regions and build out the IT infrastructure in support of economic growth. As part of its market expansion strategy, the company has prioritized 16 countries for investment beyond the BRIC countries. Together with the BRICs, the “Growth Markets 20” had revenue growth of 17 percent (13 percent adjusted for currency) in the third quarter, and 32 countries within the growth markets had double-digit revenue growth, adjusted for currency. Systems & Technology revenue within the growth markets increased 26 percent (25 percent adjusted for currency) in the third quarter, with constant currency growth in servers of almost 30 percent reflecting the benefit of the IT infrastructure work. Focusing on industry leadership, the company has been investing in specific skills by both hiring and deepening its employee skill sets in selected industries that are most relevant in the growth markets. In the third quarter of 2010, the combined revenue growth in the banking, energy and utilities, healthcare, transportation and rail, and natural resources industries was 26 percent (21 percent adjusted for currency) with four of the five industries having double-digit growth.

Americas revenue increased 2.8 percent (2 percent adjusted for currency) in the third quarter of 2010. Within the major market countries, the U.S. increased 0.8 percent, consistent with the second quarter growth rate, and Canada increased 10.8 percent (5 percent adjusted for currency). Revenue in the Latin America growth markets increased 14.4 percent (14 percent adjusted for currency) led by Brazil with 19.8 percent growth, (15 percent adjusted for currency).

EMEA revenue decreased 6.1 percent (increased 1 percent adjusted for currency) in the third quarter of 2010 with mixed performance across the major market countries. The U.K. continued its strong performance at constant currency with revenue down 0.5 percent, but up 5 percent adjusted for currency. France revenue decreased 5.6 percent as reported but increased 5 percent at constant currency in the third quarter. Revenue declined in the other major market countries with Germany down 10.2 percent (1 percent adjusted for currency), Italy 10.3 percent (1 percent adjusted for currency) and Spain 14.0 percent (5 percent adjusted for currency).

Asia Pacific revenue increased 14.1 percent (7 percent adjusted for currency) year over year. Revenue from the Asia Pacific growth market countries increased 18.7 percent (14 percent adjusted for currency), led by growth in China of 36.6 percent (36 percent adjusted for currency) and India 19.5 percent (15 percent adjusted for currency). Japan revenue increased 9.2 percent as reported and delivered very modest revenue growth at constant currency for the first time in 12 quarters.

OEM revenue of $806 million in the third quarter of 2010 increased 27.2 percent (27 percent adjusted for currency) led by growth in Microelectronics.

Total geographic revenue for the first nine months of 2010 increased 2.9 percent (1 percent adjusted for currency) versus the first nine months of 2009. Revenue from the growth markets increased 16.3 percent (10 percent adjusted for currency) and revenue from the major markets decreased 0.1 percent (1 percent adjusted for currency). Total revenue from the growth markets represented approximately 20 percent of the total geographic revenue in the first nine months of 2010, with revenue growth, adjusted for currency, approximately 11 points higher than the major markets. Within the BRIC countries revenue increased 24.8 percent (19 percent adjusted for currency) in the first nine months of 2010 versus the first nine months of 2009 with strong growth in each of the four countries.

Americas revenue for the first nine months of 2010 increased 2.8 percent (1 percent adjusted for currency) compared to the same period of 2009. Within the major market countries, the U.S. increased 0.1 percent and Canada increased 12.2 percent (flat adjusted for currency). Revenue in the Latin America growth markets increased 17.4 percent (14 percent adjusted for currency), led by Brazil with growth of 27.4 percent (15 percent adjusted for currency).

EMEA revenue was down 2.4 percent (1 percent adjusted for currency) in the first nine months of 2010 versus the same period in 2009. In the major market countries, the U.K was up 7.1 percent (8 percent adjusted for currency), while revenue declined in Germany 6.4 percent (3 percent adjusted for currency), France 5.5 percent (2 percent adjusted for currency), Italy 10.7 percent (7 percent adjusted for currency), and Spain 5.3 percent (2 percent adjusted for currency).

Management Discussion – (continued)

Asia Pacific revenue increased 11.1 percent (4 percent adjusted for currency) in the first nine months of 2010 when compared to the first nine months of 2009. Revenue in the growth market countries increased 17.7 percent (9 percent adjusted for currency) led by strong growth in China of 21.8 percent (21 percent adjusted for currency) and India 21.0 percent (14 percent adjusted for currency). Japan revenue increased 4.5 percent (decreased 2 percent adjusted for currency) year to year in the first nine months of 2010.

OEM revenue of $2,027 million in the first nine months of 2010 increased 24.1 percent (24 percent adjusted for currency) year to year, driven by growth in Microelectronics and System x.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Total expense and other (income)	$6,324	$6,255	1.1%
Expense to revenue ratio	26.1%	26.5%	(0.5	)pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Total expense and other (income)	$19,019	$18,882	0.7%
Expense to revenue ratio	26.8%	27.6%	(0.7	)pts.

The key drivers of the year-to-year change in total expense and other income were approximately:

For the three and nine months ended September 30, 2010:	Three Months		Nine Months
Operational expense	(1	)pts.	(4	)pts.
Currency**	(1	)pts.	3	pts.
Acquisitions*	3	pts.	2	pts.

*   Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12 month period.

The company’s expense-to-revenue ratio improved in both the third quarter and on a year-to-date basis versus the comparable periods in 2009. The increase in total expense and other income in both periods was primarily driven by the company’s acquisitions.

Operational expense improved by 1 point and 4 points, in the third quarter and first nine months of 2010, respectively, when compared to the prior year. The company has had an ongoing focus on increasing efficiency and driving productivity across the business — this was the 9th consecutive quarter of operational expense improvement. Savings from productivity initiatives result in improved profitability and enabled investments in key growth areas.

Examples of the company’s investments include:

•                  Industry sales skills to support Smarter Planet

•                  Sales capabilities for business analytics, including the establishment of eight analytics solution centers

•                  Development, sales and marketing to support new high-end technology solutions

•                  Sales resources and sales enablement to drive growth market performance

For additional information regarding total expense and other income, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009*	Change
Selling, general and administrative expense:
Selling, general and administrative — base	$4,506	$4,370	3.1%
Advertising and promotional expense	337	324	4.0
Workforce reductions	25	35	(27.7)
Amortization expense — acquired intangibles	62	72	(14.1)
Retirement-related expense	120	122	(1.2)
Stock-based compensation	118	114	3.4
Bad debt expense	(20)	(24)	(17.7)
Total	$5,149	$5,013	2.7%

* Reclassified to conform with 2010 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009*	Change
Selling, general and administrative expense:
Selling, general and administrative — base	$13,390	$13,100	2.2%
Advertising and promotional expense	966	914	5.7
Workforce reductions	601	370	62.5
Amortization expense — acquired intangibles	177	218	(18.7)
Retirement-related expense	377	380	(0.8)
Stock-based compensation	366	313	17.0
Bad debt expense	8	96	(91.9)
Total	$15,886	$15,392	3.2%

* Reclassified to conform with 2010 presentation.

Total Selling, general and administrative (SG&A) expense increased 2.7 percent (3 percent adjusted for currency) in the third quarter of 2010 versus the third quarter of 2009. Overall, the increase was driven by acquisition-related spending (3 points) as the company has been investing in acquisitions to build its skills and technology in support of its growth initiatives. This higher level of acquisition expense was partially offset by currency (down 1 point). In the third quarter, operational SG&A expense in the growth markets, excluding currency and acquisitions increased 7 percent year to year, while overall operational SG&A was flat.

Total SG&A expense increased 3.2 percent (1 percent adjusted for currency) in the first nine months of 2010 versus the first nine months of 2009. Overall, the increase was driven by currency impacts (2 points) and acquisition-related spending (2 points), partially offset by a decline in operational expense (1 point). Workforce reductions expense increased $231 million due primarily to actions taken by the company in the first quarter of 2010, with the majority of the spending in Europe and Asia Pacific. Bad debt expense decreased $89 million reflecting the improving credit environment. The accounts receivable provision coverage at September 30, 2010 is 2.2 percent, flat from the prior year and an increase of 20 basis points from year-end 2009.

Management Discussion – (continued)

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$567	$148	282.2%
(Gains)/losses on derivative instruments	(583)	(158)	269.8
Interest income	(23)	(8)	173.9
Net losses/(gains) from securities and investment assets	5	57	(91.2)
Net realized (gains)/losses from certain real estate activities	0	(2)	nm
Other	(73)	(32)	125.7
Total	$(106)	$5	nm

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$289	$39	nm %
(Gains)/losses on derivative instruments	(257)	(121)	112.9
Interest income	(65)	(53)	22.7
Net losses/(gains) from securities and investment assets	22	97	(77.2)
Net realized (gains)/losses from certain real estate activities	(1)	(4)	(79.5)
Other	(733)	(284)	158.3
Total	$(746)	$(326)	128.5%

nm — not meaningful

Other (income) and expense was income of $106 million and expense of $5 million in the third quarter of 2010 and 2009, respectively. In the third quarter of 2010, foreign currency rate volatility drove increased gains on derivative instruments ($425 million) and higher foreign currency transaction losses ($419 million) versus the prior year. In addition, the company had a net gain ($57 million) associated with the disposition of a joint venture in the third quarter of 2010, and losses on certain investments in the prior year.

Other (income) and expense was income of $746 million and $326 million for the first nine months of 2010 and 2009, respectively. The increase in income for the first nine months of 2010 was primarily driven by the net gain from the PLM transaction in the first quarter of 2010 ($591 million) reflected in Other in the table above, a net gain associated with the disposition of a joint venture in third quarter of 2010 ($57 million) versus a gain from the divestiture of the core logistics operations to Geodis in the first quarter of 2009 ($298 million), a provision for losses related to a joint venture investment ($119 million) recorded in the second quarter 2009 and higher gains on derivative instruments ($136 million). These items were partially offset by higher foreign currency transaction losses ($250 million) versus the prior year.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Research, development and engineering	$1,464	$1,446	1.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Research, development and engineering	$4,448	$4,360	2.0%

Management Discussion – (continued)

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 1.2 percent in the third quarter of 2010 versus the third quarter of 2009 primarily driven by acquisitions (up 2 points) partially offset by operational expense (down 1 point). RD&E expense increased 2.0 percent for the first nine months of 2010 versus the same period of 2009 primarily driven by acquisitions (up 2 points) and currency impacts (up 1 point), partially offset by operational expense (down 1 point).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$47	$51	(7.5)%
Licensing/royalty-based fees	80	105	(23.8)
Custom development income	151	139	9.1
Total	$278	$294	(5.5)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$134	$179	(25.3)%
Licensing/royalty-based fees	253	276	(8.4)
Custom development income	449	409	10.0
Total	$836	$864	(3.2)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter or first nine months of 2010 and 2009.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Interest expense	$95	$84	12.1%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Interest expense	$267	$321	(17.1)%

The increase in interest expense for the third quarter of 2010 versus the same period in 2009 was primarily driven by higher average debt. The decline in interest expense for the first nine months of 2010 versus the first nine months of 2009 was primarily driven by lower average debt. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 70 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the third quarter and first nine months of 2010 was $226 million and $687 million, respectively, a decrease of $31 million and $182 million, respectively, year to year.

Management Discussion – (continued)

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009*	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans	$246	$258	(4.8)%
Nonpension postretirement plans	87	88	(0.8)
Total	$333	$346	(3.8)%

* Reclassified to conform with 2010 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009*	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans	$801	$838	(4.5)%
Nonpension postretirement plans	260	261	(0.3)
Total	$1,061	$1,099	(3.5)%

* Reclassified to conform with 2010 presentation.

In the third quarter, total retirement-related plan cost decreased by $13 million compared to the third quarter of 2009, primarily driven by lower cost of defined benefit plans of $16 million. Total cost for the first nine months of 2010 decreased $38 million versus the first nine months of 2009 driven by decreases in the cost of defined contribution plans of $26 million and defined benefit plans of $12 million.

As discussed in the Looking Forward section on pages 61 to 63, the company has begun to characterize certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter were $438 million, a reduction of $29 million compared to the third quarter of 2009, driven by a $28 million reduction in total service cost. Non-operating costs/(income) of ($104 million) decreased $16 million in the third quarter compared to the prior year driven primarily by an increase in recognized actuarial losses of $33 million and lower expected return on plan assets of $40 million, partially offset by lower interest costs of $60 million. For the first nine months of 2010, operating retirement-related costs were $1,354 million, a decrease of $106 million compared to the first nine months of 2009. This decrease was driven by a $65 million reduction in total service cost and a $26 million reduction in the cost of defined contribution plans. Non-operating costs/(income) of ($293 million) decreased $68 million in the first nine months compared to the prior year driven primarily by an increase in recognized actuarial losses of $110 million, a $30 million reduction in expected return of plan assets and a $23 million increase in curtailment settlement charges, partially offset by lower interest cost of $103 million.

See Note 11, “Retirement-Related Benefits” on pages 28 to 30 for additional plan cost detail.

Management Discussion – (continued)

Business Acquisition Acquired Intangible Asset Amortization

The company has been investing in targeted acquisitions to increase its capabilities in high value businesses. The following tables present the total acquired intangible asset amortization included in the Consolidated Statement of Earnings. See Note 13, “Intangible Assets Including Goodwill,” on pages 32 and 33 for additional information.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2010	2009	Change
Cost:
Software (Sales)	$60	$39	54.7%
Global Technology Services (Services)	2	8	(81.2)
Systems and Technology (Sales)	3	3	18.0
Selling, general and administrative	62	72	(14.1)
Total	$127	$122	3.9%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2010	2009	Change
Cost:
Software (Sales)	$164	$118	39.8%
Global Technology Services (Services)	5	25	(81.6)
Systems and Technology (Sales)	8	8	4.0
Selling, general and administrative	177	218	(18.7)
Total	$355	$369	(3.7)%

Taxes

The effective tax rate for the third quarter of 2010 was 23.3 percent versus an effective tax rate of 26.5 percent for the third quarter of 2009. The effective tax rates for the first nine months of 2010 and 2009 were 25.0 percent and 26.8 percent, respectively. The decrease in the rate for the third quarter and for the first nine months ended September 30, 2010, compared to the prior year periods, was primarily due to more favorable mix of earnings in lower tax jurisdictions and an increase in foreign tax credit benefits.

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

       The amount of unrecognized tax benefits at December 31, 2009 increased by $1,236 million for the first nine months of 2010 to $6,026 million. During the first quarter of 2010, the amount of unrecognized tax benefits had decreased by $410 million, primarily driven by a payment of $370 million on an assessment received related to a foreign audit. Additionally, the company had certain foreign tax loss carryforwards that had not been reflected in the Consolidated Statement of Financial Position. In April 2010, the company decided to seek benefit for these losses and appeal the assessment mentioned above. The second quarter increase of $1,412 million in unrecognized tax benefits included $1,320 million related to this item. The amount of unrecognized tax benefits increased by $234 million during the third quarter of 2010. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5,446 million at September 30, 2010.

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

Management Discussion – (continued)

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2010	2009	Change
Earnings per share:
Assuming dilution	$2.82	$2.40	17.5%
Basic	$2.86	$2.44	17.2%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,272.8	1,338.2	(4.9)%
Basic	1,255.2	1,319.9	(4.9)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2010	2009	Change
Earnings per share:
Assuming dilution	$7.38	$6.42	15.0%
Basic	$7.49	$6.47	15.8%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,297.0	1,341.6	(3.3)%
Basic	1,278.3	1,330.1	(3.9)%

Actual shares outstanding at September 30, 2010 were 1,242.4 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2010 was 65.5 million and 44.5 million lower, respectively, than the same periods in 2009 primarily as a result of the company’s common share repurchase program.

Financial Position

Dynamics

At September 30, 2010, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $9,859 million, with cash and marketable securities of $11,086 million. Total debt of $27,455 million increased $1,355 million from prior year-end levels. The commercial paper balance at September 30, 2010 was $1,600 million, an increase of $1,365 million from year end. The company continues to have substantial flexibility in the market. In the third quarter, the company issued $1,500 million of three-year bonds with a 1.0 percent interest rate. In the first nine months, the company generated $12,754 million in cash from operations, a decrease of $1,571 million compared to the first nine months of 2009 (see cash flow analysis on page 59). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

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

Management Discussion – (continued)

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2010	2009
Current assets	$44,469	$48,935
Current liabilities	35,443	36,002
Working capital	$9,026	$12,933
Current ratio	1.25:1	1.36:1

Working capital decreased $3,908 million from the year-end 2009 position. The key changes are described below:

Current assets decreased $4,467 million ($4,477 million adjusted for currency), driven by:

•                  A decline of $2,296 million in short-term receivables primarily due to collections of higher year-end balances; and

•                  A decline of $2,324 million in cash and cash equivalents (see cash flow analysis below).

Current liabilities decreased $559 million ($814 million adjusted for currency) as a result of:

•                  A decrease of $918 million in taxes payable primarily due to foreign tax payments,

•                  A decrease of  $477 million in other accrued expenses and liabilities mainly due to a decrease of $145 million in derivative liabilities as a result of changes in foreign currency rates primarily for instruments in cash flow hedging relationships and reductions in restructuring liabilities ($154 million), and

•                  A decrease in accounts payable of $352 million and a decrease in deferred income of $346 million; partially offset by

•                  An increase in short-term debt of $1,388 million primarily driven by:

•                  a net increase of $1,365 million in commercial paper and $2,924 million in new debt issuances; and

•                  reclasses of $2,105 million from long-term to short-term debt to reflect maturity dates; partially offset by

•                  $5,209 million in debt repayments.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2010	2009
Net cash provided by/(used in) operations:
Operating activities	$12,754	$14,325
Investing activities	(4,425)	(4,234)
Financing activities	(10,569)	(13,494)
Effect of exchange rate changes on cash and cash equivalents	(83)	193
Net change in cash and cash equivalents	$(2,324)	$(3,210)

Net cash from operating activities decreased $1,571 million as compared to the first nine months of 2009 driven by the following key factors:

Management Discussion – (continued)

•                  A decrease in cash provided by Global Financing receivables of $1,574 million as a result of improved volumes in 2010;

•                  Higher income tax payments of approximately $700 million driven by foreign tax payments; and

•                  A decrease in cash of approximately $600 million as a result of lower tax refunds in 2010 versus the previous year; partially offset by

•                  Improved net income of $963 million; and

•                  Increased cash provided by advanced billings of $496 million.

Net cash used in investing activities increased $191 million driven by:

•                  An increase of $2,868 million in cash used for acquisitions primarily as a result of the Sterling Commerce acquisition during the third quarter;

•                  Increased net capital spending of $327 million primarily for new hardware products and semiconductor technology ;

•                  A decrease in cash from divestitures of $406 million as a result of the Geodis transaction in 2009; and

•                  A decrease in cash provided by Global Financing non-operating receivables of $317 million as a result of improved volumes in 2010; partially offset by

•                  The net impact of purchases and sales of short term marketable securities and other investments that resulted in a source of cash in the current year of $1,660 million in comparison to a use of cash of $2,065 million in 2009.

Net cash used in financing activities decreased $2,924 million as a result of:

•                  Net benefit of $9,445 million from debt that resulted from net cash proceeds from debt in the current year of $948 million in comparison to net cash payments to settle debt of $8,497 million in 2009; and

•                  An increase of $1,123 million in cash generated from other common stock transactions primarily due to higher stock option exercises; partially offset by

•                  Higher common stock repurchases of $7,408 million.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2010	2009
Noncurrent assets	$62,705	$60,087
Long-term debt	21,899	21,932
Noncurrent liabilities (excluding debt)	27,474	28,334

The increase in noncurrent assets of $2,618 million (an increase of $2,353 million adjusted for currency) is a result of:

•                  An increase of $2,513 million ($2,444 million adjusted for currency) in goodwill driven primarily by the Sterling Commerce acquisition during the third quarter; and

•                  An increase of $1,378 million in prepaid pension assets; and

•                  An increase of $787 million in investments and sundry assets primarily driven by increased derivative assets; partially offset by

•                  A decrease of  $1,195 million in long-term financing receivables ($1,283 million adjusted for currency) driven by maturities exceeding originations;

Management Discussion – (continued)

•                  A decrease of $1,242 million in noncurrent deferred taxes ($1,351 million adjusted for currency) primarily driven by retirement and employee related benefits and compensation.

Noncurrent liabilities decreased $893 million ($725 million adjusted for currency) primarily driven by a decrease in retirement and nonpension benefit obligations of $808 million ($807 million adjusted for currency) as a result of contributions to non-U.S. plans.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2010	2009
Total company debt	$27,455	$26,099
Total Global Financing segment debt	$21,997	$22,383
Debt to support external clients	18,665	19,091
Debt to support internal clients	3,332	3,292

Global Financing provides financing predominantly for the company’s external client assets as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 69.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 22.1 percent at September 30, 2010 compared to 16.0 percent at December 31, 2009. The increase was primarily driven by an increase in non-Global Financing debt of $1,741 million and a decrease in non-Global Financing equity of $345 million from December 31, 2009 balances.

Consolidated debt-to-capitalization ratio at September 30, 2010 was 55.1 percent versus 53.4 percent at December 31, 2009.

Equity

Total equity decreased $396 million primarily as a result of an increase in treasury stock of $11,464 million, driven by common stock repurchases in the first nine months of 2010, partially offset by an increase in retained earnings of $7,196 million, an increase of $2,518 million in common stock, lower pension adjustment of $559 million and decreased losses on cash flow hedge derivatives of $416 million.

Looking Forward

Looking forward, the company will continue to transform the business by executing its strategy to shift to higher-value areas, improving operating leverage through productivity and investing where management sees the best long-term opportunities. This transformation delivered solid performance in the first nine months of 2010 and continues to position the company for growth going forward.

In January 2010, the company disclosed that it expected earnings of at least $11.00 per diluted share for the full year 2010, with consistent earnings per share growth throughout the year. In April 2010, the company increased its expectation for 2010 to at least $11.20 in earnings per diluted share for the full year.

In May 2010, the company met with investors and analysts and provided an update on its 2010 earnings per share roadmap. At that time, the company reiterated its expectation of at least $11.20 in earnings per diluted share for 2010.

Management Discussion – (continued)

In July 2010, the company again increased its expectation for 2010 to at least $11.25 in earnings per diluted share for the full year. In October 2010, the company raised its projection for diluted earnings per share to at least $11.40 for 2010, an increase of $0.15 since July, and a 13.9 percent increase compared to 2009.

In the third quarter of 2010, the company continued its trend of improving business performance - in both revenue growth and margin expansion. From a geographic perspective, all three geographies plus the major markets and growth markets improved their year-to-year revenue growth rates at constant currency compared to the second quarter. The company had outstanding performance in the growth markets with 15.7 percent (13 percent adjusted for currency) growth as the company continues to execute its market expansion plans. The company expects performance in the growth markets to continue to outpace the major markets and to continue to grow faster than the market overall.

From a segment perspective, performance in the quarter was led by Systems and Technology and Global Business Services, which increased 10.4 percent (11 percent adjusted for currency) and 5.4 percent (5 percent adjusted for currency), respectively, compared to the third quarter of 2009. On a constant currency basis, all segments, excluding Software, improved their year-to-year revenue growth rates in the third quarter compared to the second quarter. Software, excluding the divested PLM operations, maintained its growth rate at constant currency (6 percent) from the prior quarter. The Software segment delivered solid performance again in the third quarter and is well-positioned entering the fourth quarter. The company expects the Software revenue growth rate, at constant currency, excluding PLM, to improve in the fourth quarter compared to the second and third quarter. In the fourth quarter, the Systems and Technology segment will begin shipping the zBX - the company’s first System of Systems. zBX extends mainframe governance to select Power7 and System x blades products. In addition, the company will have a full quarter of availability for products introduced late in the third quarter: the zEnterprise 196 server and the Power Systems high end and entry Power7 products. The company expects Systems and Technology to deliver revenue growth, at constant currency, in the fourth quarter similar to its strong performance in the third quarter (11 percent). Within Global Services, looking ahead to the fourth quarter, at constant currency, the company expects Global Technology Services revenue growth to be consistent with the third quarter (1 percent) and Global Business Services to continue its strong performance similar to the third quarter (5 percent). Overall, in the fourth quarter, the company expects its revenue growth rate, at constant currency, to be consistent with third quarter performance (4 percent), with Software providing more opportunity.

The company expects 2010 pre-tax retirement-related plan cost to be approximately $1.5 billion versus $1,415 million in 2009. This estimate reflects current pension plan assumptions and the impacts of recent non-U.S. pension plan redesign efforts. See the company’s 2009 Annual Report, note U, “Retirement-Related Benefits,” on pages 109 through 121 for additional information.

The company expects in the normal course of business that its effective tax rate in 2010 will be approximately 25.0 percent. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

In May 2010, the company met with investors and analysts and discussed changes that it is making to the way the company will report on its performance and introduced a new road map for earnings per share in 2015.

In an effort to provide better transparency into the operational results of the business, beginning in 2011, the company will separate business results into operating and non-operating categories. Operating earnings is a non-GAAP measure that excludes the effects of certain acquisition-related charges and retirement-related costs, and their related tax impacts. For acquisitions, operating earnings will exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. In the technology sector, it is common practice to provide earnings information on a non-GAAP basis that excludes acquisition-related items. Within retirement-related, given the significant impact that the debt and equity markets can have on the company’s retirement-related costs and the fact that these market forces are not under direct management control and are non-operational, the company has characterized certain items as operating and others as non-operating. The company will include defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost will include defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer/pension

Management Discussion – (continued)

insolvency/other costs. These costs are primarily those related to changes in pension plan assets and liabilities which are tied to market performance and the company considers these costs to be outside the operational performance of the business.

Overall, the company believes that providing investors with a view of operating earnings beginning in 2011 will provide better transparency and clarity into both the operational results of the business and the impact to the company of the performance of the company’s pension plans; improve visibility to management decisions and their impacts on operational performance; enable better comparison to peer companies; and, allow the company to provide a long term strategic view of the business going forward. There will be no changes to balance sheet or cash flow presentation. The company will provide this view of its performance in addition to its GAAP reporting.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s results. At September 30, 2010, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2009. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2009 IBM Annual Report in Note L, “Derivatives and Hedging Transactions,” on pages 92 through 96.

In the first nine months of 2010, the company’s revenue increased 3.4 percent as reported and 1.7 percent adjusted for currency. In the third quarter, revenue increased 3.0 percent as reported and 3.6 percent adjusted for currency. These currency differences were driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. However, the company estimates that the maximum effect of currency, before taking pricing or sourcing actions into account, and net of hedging activity, decreased total diluted earnings per share growth by approximately $0.05 in the third quarter of 2010 and $0.17 in the first nine months of 2010.

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

In addition, due to the fact that the blended CPI/NCPI three year cumulative inflation rate in Venezuela reached 100 percent, the country was considered highly inflationary, consistent with accounting standards, effective January 1, 2010.

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

On May 17, 2010, the parallel market was suspended by the Venezuela government. The new parallel fluctuating market (“SITME”) opened on June 9, 2010, controlled by the Central Bank, and with a set daily trading rate band that was

Management Discussion – (continued)

significantly lower than the previous parallel market rate. Tight volume restrictions have been established for the new banded market, which has been thinly traded since being opened. The SITME market is the current viable option for obtaining currency exchange as the official rates have not been accessible. Therefore, in the second and third quarters, the company utilized the banded rate for remeasurement purposes. This resulted in the recording of an immaterial gain in the second quarter.

Future gains or losses from changes in the banded rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2008 and 2009 revenue).

Liquidity and Capital Resources

In the company’s 2009 Annual Report, on pages 49 through 51, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 49 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2010, those amounts are $12.8 billion for net cash from operating activities, $11.1 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2010 appear in the table below and remain unchanged from December 31, 2009. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2010, the fair value of those instruments that were in a liability position was $981 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 50 of the 2009 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 59 and 60. The following is management’s view of cash flows for the first nine months of 2010 and 2009 prepared in a manner consistent with the table and description on pages 49 and 50 of the 2009 Annual Report:

(Dollars in millions) For the nine months ended September 30:	2010	2009
Net cash from operating activities per GAAP:	$12,754	$14,325
Less: Global Financing receivables	2,257	3,831
Net cash from operating activities, excluding Global Financing receivables	10,497	10,494
Capital expenditures, net	(2,881)	(2,597)
Free cash flow (excluding Global Financing receivables)	7,616	7,897
Acquisitions	(2,993)	(125)
Divestitures	—	406
Share repurchase	(11,774)	(4,365)
Dividends	(2,369)	(2,133)
Non-Global Financing debt	1,534	(6,184)
Other (includes Global Financing receivables and Global Financing debt)	5,099	3,110
Change in cash, cash equivalents and short-term marketable securities	$(2,887)	$(1,395)

Management Discussion – (continued)

Free cash flow for the first nine months of 2010 decreased $281 million versus the first nine months of 2009. The decline year to year was primarily driven by higher capital investments ($284 million) and a year-to-year impact for tax refunds (approximately $600 million), partially offset by higher net income and sales cycle working capital improvements. Also, in the first nine months of 2010, $14,142 million was returned to shareholders through share repurchases and dividends.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
External revenue	$529	$536	$1,610	$1,682
Internal revenue	432	419	1,267	1,255
Total revenue	961	955	2,877	2,937
Total cost	338	385	1,014	1,134
Gross profit	$623	$569	$1,862	$1,803
Gross profit margin	64.8%	59.7%	64.7%	61.4%
Pre-tax income	$503	$408	$1,393	$1,233
After-tax income	$329	$269	$918	$809
Return on equity*	43.0%	32.8%	39.3%	32.2%

* See page 70 for the details of the after-tax income and the return on equity calculation.

The increase in revenue in the third quarter, as compared to the same period in 2009, was primarily due to:

•                  An increase in internal revenue of 3.2 percent driven by increases in financing revenue (up 2.9 percent to $140 million) and in used equipment sales (up 3.4 percent to $293 million) primarily to the Global Technology Services segment; partially offset by

•                  A decline in external revenue of 1.3 percent (1 percent adjusted for currency), due to a decrease in financing revenue (down 8.2 percent to $384 million), partially offset by an increase in used equipment sales (up 23.3 percent to $144 million).

The increase in internal financing revenue was primarily due to higher average asset balances. The decrease in external financing revenue was primarily due to lower asset yields.

The decrease in revenue in the first nine months, as compared to the same period in 2009, was primarily due to:

•                  A decline in external revenue of 4.3 percent (6 percent adjusted for currency), due to a decrease in financing revenue (down 8.6 percent to $1,184 million), partially offset by an increase in used equipment sales (up 10.3 percent to $426 million); partially offset by

•                  An increase in internal revenue of 0.9 percent driven by an increase in used equipment sales (up 3.0 percent to $846 million) to the Global Technology Services segment, partially offset by a decrease in financing revenue (down 3.1 percent to $421 million).

Management Discussion – (continued)

The decrease in external and internal financing revenue was due to both lower average asset balances and lower asset yields.

Gross profit increased 9.4 percent in the third quarter of 2010 compared to the same period in 2009, with gross margin increasing 5.2 points. Gross profit increased 3.3 percent in the first nine months of 2010 compared to the prior year, with gross margin increasing 3.4 points. The gross profit increase in both periods was due to an increase in sales gross profit. The margin improvement in both periods reflects the interest rate environment and higher margins on used equipment sales.

Pre-tax income increased 23.2 percent and 13.0 percent versus the third quarter and first nine months of 2009, respectively. The increase in the third quarter was primarily driven by the increase in gross profit of $54 million and lower financing receivables provisions of $43 million. The increase in the first nine months was driven by the increase in gross profit of $60 million and lower financing receivables provisions of $113 million, partially offset by an increase in other expenses of $13 million. The decrease in financing receivables provisions in both periods was primarily due to lower specific reserve requirements. Excluding $2 million and $5 million of workforce rebalancing charges in the first quarter of 2010 and 2009, respectively, pre-tax income on a normalized basis increased 12.6 percent for the first nine months of 2010 versus the prior year period.

Pre-tax margins of 52.3 percent and 48.4 percent increased 9.6 points and 6.4 points versus the third quarter and first nine months of 2009, respectively. Pre-tax margins on a normalized basis were 48.5 percent and 42.2 percent for the first nine months of 2010 and 2009, respectively.

The increases in return on equity for the third quarter and for the first nine months of 2010 compared to the same periods in 2009 were driven by both higher after-tax income and a lower average equity balance.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2010	2009
Cash and cash equivalents	$1,218	$1,285
Net investment in sales-type and direct
Financing leases	8,813	9,482
Equipment under operating leases:
External clients (a)	1,742	1,863
Internal clients (b) (c)	621	994
Client loans	9,414	10,413
Total client financing assets	20,589	22,752
Commercial financing receivables	4,826	5,662
Intercompany financing receivables(b) (c)	3,739	3,660
Other receivables	324	370
Other assets	926	877
Total assets	$31,622	$34,605

Intercompany payables(b)	$3,613	$5,879
Debt(d)	21,997	22,383
Other liabilities	2,893	3,174
Total liabilities	28,503	31,435
Total equity	3,119	3,170
Total liabilities and equity	$31,622	$34,605

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 69.

Management Discussion – (continued)

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products as well as loans for systems, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the 2009 IBM Annual Report.

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

At September 30, 2010, substantially all financing assets are IT related assets, and approximately 65 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009

Client financing:
External	$2,684	$2,608	$7,660	$7,790
Internal	52	207	116	605
Commercial financing	7,855	6,275	22,089	18,239
Total	$10,592	$9,091	$29,865	$26,634

Total new financing originations, combined with currency impacts, exceeded cash collections of both client and commercial financing assets in the third quarter of 2010, which resulted in a net increase in financing assets from June 30, 2010. Cash collections of both client and commercial financing assets exceeded new financing originations for the first nine months of 2010, which resulted in a net decline in financing assets from December 31, 2009. The increase in originations in both periods in the table above was primarily due to improving volumes in commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for doubtful accounts:

	At September 30,	At December 31,
(Dollars in millions)	2010	2009

Gross financing receivables	$22,913	$25,508
Specific allowance for doubtful accounts	367	416
Unallocated allowance for doubtful accounts	70	120
Total allowance for doubtful accounts	437	536
Net financing receivables	$22,476	$24,972
Allowance for doubtful accounts coverage	1.9%	2.1%

Management Discussion – (continued)

Roll-Forward of Global Financing Receivables Allowance for Doubtful Accounts

(Dollars in millions)

		Additions/
		(Reductions)
	Allowance	Bad Debt		September 30,
January 1, 2010	Used*	Expense	Other**	2010
$536	$(69)	$(25)	$(5)	$437

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved decreased from 2.1 percent at December 31, 2009 to 1.9 percent at September 30, 2010.  Specific reserves decreased 11.8 percent from $416 million at December 31, 2009 to $367 million at September 30, 2010 driven by the disposition of receivables previously reserved.  Unallocated reserves decreased $50 million from $120 million at December 31, 2009 to $70 million at September 30, 2010 primarily due to the decline in gross financing receivables.

Global Financing’s bad debt expense was a decrease of $25 million for the nine months ended September 30, 2010, compared to an increase of $89 million for the nine months ended September 30, 2009. The decrease in bad debt expense was attributed to a decline in specific reserve requirements versus the prior year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 45.5 percent and 44.2 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2010 and 41.9 percent and 41.1 percent in the third quarter and first nine months, respectively, of 2009.  The increase in both periods was driven by both the increase in sales revenue and the decrease in financing revenue.  The gross margins on these sales were 54.8 percent and 45.3 percent in the third quarter of 2010 and 2009, respectively, and 53.8 percent and 49.8 percent for the first nine months of 2010 and 2009, respectively. The increase in both periods was driven by both higher external and internal sales margins.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2010 and September 30, 2010. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2010 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $141 million and $116 million for the financing transactions originated during the quarters ended September 30, 2010 and September 30, 2009, respectively, and $356 million and $382 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $7 million for the financing transactions originated during the quarters ended September 30, 2010 and September 30, 2009, respectively, and $20 million and $23 million for the financing transactions originated during the nine months ended September 30, 2010 and September 30, 2009, respectively. The cost of guarantees was $0.8 million for both the quarter ended September 30, 2010 and for the quarter ended September 30, 2009, respectively, and $2.0 million and $2.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Management Discussion – (continued)

Unguaranteed Residual Value

		At	Estimated Run Out of
	At	September	September 30, 2010 balance
	January 1,	30,				2013 and
(Dollars in millions)	2010	2010	2010	2011	2012	Beyond
Sales-type and direct financing leases	$849	$803	$63	$261	$275	$204
Operating leases	351	339	76	120	82	61
Total unguaranteed residual value	$1,200	$1,142	$139	$381	$357	$265

Related original amount financed	$20,526	$19,949
Percentage	5.8%	5.7%

Debt

	At September 30,		At December 31,
	2010		2009
Debt-to-equity ratio	7.1	x	7.1	x

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

The Global Financing business provides funding predominantly for the company’s external clients but also provides intercompany financing for the company. As previously stated, the company measures Global Financing as if it were a standalone entity and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 65 and in Segment Information on pages 24 and 26.

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

(Dollars in millions)	At September 30, 2010		At December 31, 2009
Global Financing Segment		$21,997		$22,383
Debt to support external clients	$18,665		$19,091
Debt to support internal clients	3,332		3,292

Non-Global Financing Segments		5,457		3,717
Debt supporting operations	8,789		7,008
Intercompany activity	(3,332)		(3,292)
Total company debt		$27,455		$26,099

Management Discussion – (continued)

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Numerator:
Global Financing after tax income*	$329	$269	$918	$809
Annualized after tax income (A)	$1,314	$1,075	$1,224	$1,079
Denominator:
Average Global Financing equity (B)**	$3,054	$3,275	$3,117	$3,347
Global Financing Return on Equity(A)/(B)	43.0%	32.8%	39.3%	32.2%

*	Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.
**	Average of the ending equity for Global Financing for the last 2 quarters and 4 quarters, for the three months ended September 30, and for the nine months ended September 30, respectively.

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

As discussed on page 68, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 15, “Contingencies,” on pages 33 to 35 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2010.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

July 1, 2010 – July 31, 2010	9,847,300	$127.07	9,847,300	$4,628,985,926

August 1, 2010 – August 31, 2010	9,489,500	$128.01	9,489,500	$3,414,271,624

September 1, 2010 – September 30, 2010	8,673,800	$130.03	8,673,800	$2,286,383,489

Total	28,010,600	$128.31	28,010,600

* On April 27, 2010, the Board of Directors authorized $8.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

10.1	Amendment No. 3 to the IBM 401(k) Plus Plan, a compensatory plan, as approved September 16, 2010.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	October 26, 2010
		By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller

(This page intentionally left blank)