Form 10-K
period 2010-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2011-02-22
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2010

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2011	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,219,536,250	New York Stock Exchange
Chicago Stock Exchange
4.00% Notes due 2011		New York Stock Exchange
4.95% Notes due 2011		New York Stock Exchange
6.625% Notes due 2014		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $155.7 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2010 into Parts I, II and IV of Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011 are incorporated by reference into Part III of Form 10-K.

 PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 85 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: The company creates business value for clients and solves business problems through integrated solutions that leverage information technology and deep knowledge of business processes. IBM solutions typically create value by reducing a client's operational costs or by enabling new capabilities that generate revenue. These solutions draw from an industry leading portfolio of consulting, delivery and implementation services, enterprise software, systems and financing.

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

        IBM's clear strategy has enabled steady results in core business areas, while expanding its offerings and addressable markets. The key tenets of this strategy are:

  •
  Deliver value to enterprise clients through integrated business and IT innovation;

  •
  Shift the business mix to higher-value areas; and

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

        Consistent with this strategy IBM is leveraging its capabilities to build and expand strong positions in targeted growth areas. IBM's growth initiatives include Smarter Planet, Growth Markets, Business Analytics and Optimization, and Cloud Computing. Each initiative represents a significant growth opportunity with attractive profit margins for IBM.

Smarter Planet

        Smarter Planet is an overarching strategy that highlights IBM's differentiated capabilities and generates broad-based demand for the company's products and services. Smarter Planet encapsulates IBM's view of enterprise IT's next major revolution: the instrumentation and integration of the world's processes and infrastructures—from energy grids and pipelines to supply chains and traffic systems. The amount of data these systems can generate can now be captured and analyzed. This infusion of intelligence enables more efficiency, productivity and responsiveness.

        Clients seeking these "smart" solutions value IBM's deep industry and process expertise, powerful back-end systems and data analytics, complex systems integration capability and unique research capacity. IBM has built a series of horizontal solutions through organic development and strategic acquisitions including smarter commerce and smarter physical infrastructure. IBM's Industry Frameworks provide a flexible software foundation for developing, acquiring and deploying these smart industry solutions. Each framework supports multiple solutions, enabling fast, efficient and tailored capabilities in support of clients' business needs. These frameworks represent a proven technique for the company to engage with its clients, driving sustained growth and high business value in support of our Smarter Planet strategy.

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

Business Analytics and Optimization

        Business optimization through the application of analytics across the business has emerged as another major category of business value. It succeeds earlier generations of back-office automation, basic enterprise resource planning and traditional business intelligence. Business analytics allows clients to see patterns in data they could not see before, understand their exposure to risk, and predict the outcomes of business decisions with greater certainty.

        IBM's approach is end-to-end, providing cross-enterprise as well as industry-based analytics solutions. IBM has established the Business Analytics and Optimization practice, leveraging IBM consulting capabilities and software products, along with systems and research assets. IBM's breadth of expertise uniquely positions the company for revenue and profit growth.

Cloud Computing

        Cloud is a new model for consuming and delivering IT and business services. It can deliver significant economies of scale, higher qualities of service and a new platform for business model innovation. The power of the model comes from harnessing vast stores of under-utilized technology with highly efficient virtualization and management, consumer-style user interfaces and the ubiquitous broadband.

        IBM has helped thousands of clients adopt aspects of cloud computing. IBM is helping them build their own cloud-based infrastructures, provide security and integration services or offering infrastructure and business services from the IBM Cloud, including advanced analytics, collaboration, and IT infrastructure including virtual servers and storage or access to tools for testing software. IBM brings expert consulting, breakthrough technologies, and a portfolio of cloud services squarely focused on the requirements of the enterprise. IBM has also implemented the cloud model within IBM in areas as diverse as sales analytics and research collaboration.

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

        The business model is resilient, adapting to the continuously changing market and economic environment. The company continues to divest commoditizing businesses and strengthen its position through strategic organic investments and acquisitions in higher-value segments like business analytics, smarter planet and cloud computing. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and expanding participation in the world's fastest growing markets. As a result, the company is a higher performing enterprise today than it was several years ago.

        This business model, supported by the company's long-term financial model, has enabled the company to deliver consistently strong earnings, cash flows and returns to shareholders in changing economic environments.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations consists of five business segments: Global Technology Services, Global Business Services, Software, Systems and Technology and Global Financing.

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

GTS Capabilities

        Strategic Outsourcing Services. Comprehensive IT outsourcing services dedicated to transforming clients' existing infrastructures to ensure better quality, flexibility, risk management and financial value. IBM integrates long-standing experience in service management, technology and industry applications with new technologies, such as cloud computing and virtualization, to help clients maximize the application of technology to achieve their business objectives.

        Global Process Services. A range of offerings from standardized processing platforms and business process outsourcing through transformational offerings that deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure (previously known as Business Transformation Outsourcing).

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

        Maintenance. A complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructures.

        GTS Services Delivery. Responsible for the worldwide delivery of IBM's technology- and process-based services. In support of technology-based services, GTS Services Delivery manages the world's largest privately owned IT infrastructure with employees in over 40 countries, supporting approximately 430 data centers. Operating in a globally integrated delivery model enables regional client-facing teams to utilize a global network of competencies and centers. Each competency provides industry-leading, standardized, integrated tools and processes. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved productivity, flexibility and cost.

        GTS Services Delivery also provides efficient, world-class delivery capabilities in support of IBM's process-based services, which include Business Transformation Outsourcing, Business Process Outsourcing and Business Process Services. These delivery capabilities are available to clients through highly skilled employees and delivery centers in over 40 countries worldwide.

        Global Business Services (GBS) primarily provides professional services and application management services, delivering business value and innovation to clients through solutions which leverage industry and business-process expertise while integrating the industry-leading portfolio of IBM and strategic partners, to define the upper end of client-valued services.

GBS Capabilities

        Consulting and Systems Integration. Delivery of value to clients through consulting services for Strategy and Transformation; Application Innovation Services; Enterprise Applications (SAP and Oracle) and Business Analytics and Optimization.

        Application Management Services. Application development, management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through advanced capabilities in areas such as applications testing and modernization, cloud application security, the company's highly differentiated globally integrated capability model, industry knowledge and the standardization and automation of application development.

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately two-thirds of external software segment revenue is annuity-based, coming from recurring license charges and ongoing subscription and support. The remaining one-third relates to one-time charge (OTC) arrangements in which clients pay one, up-front payment for a perpetual license. Typically, the sale of OTC software includes one year of subscription and support. Clients can also purchase ongoing subscription and support after the first year, which includes product upgrades and technical support.

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

        Business Analytics. Enables clients to better analyze their data and predict outcomes in order to make better business decisions. Solutions include Cognos' business intelligence software, which provides comprehensive tools that range from querying to forecasting; as well as SPSS predictive analytics software that helps clients predict outcomes and act on that insight.

        Operating Systems. Software that manages the fundamental processes that make computers run.

        Systems and Technology provides clients with business solutions requiring advanced computing power and storage capabilities. Approximately half of Systems and Technology's server and storage sales transactions are through the company's business partners; with the balance direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology, products and packaging solutions to clients and for IBM's own advanced technology needs.

Systems and Technology Capabilities

        Systems. A range of general purpose and integrated systems designed and optimized for specific business, public and scientific computing needs. These systems—System z, Power Systems and System x—are typically the core technology in data centers that provide required infrastructure for business and institutions. Also, these systems form the foundation for IBM's integrated offerings, such as IBM Smart Business Storage Cloud, IBM Smart Analytics Cloud, IBM Smart Analytics System and IBM CloudBurst. IBM servers use both IBM and non-IBM microprocessor technology and operating systems. All IBM servers run Linux, a key open- source operating system.

        Storage. IBM provides data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, data deduplication, availability and virtualization, and security and compliance. The portfolio consists of a broad range of disk and tape storage systems and software, including the ultra-scalable disk storage system XIV.

        Retail Store Solutions. Point-of-sale retail systems (network connected cash registers) as well as solutions which connect them to other store systems.

        Microelectronics. Semiconductor design and manufacturing primarily for use in IBM systems and storage products as well as delivering semiconductors and related services to external clients.

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

        Remanufacturing and Remarketing. As equipment is returned at the conclusion of a lease transaction, these assets are refurbished and sold or leased to new or existing clients both externally and internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold or leased internally to the Systems and Technology and Global Services segments. The Systems and Technology segment may also sell the equipment that it purchases from Global Financing to external clients.

IBM WORLDWIDE ORGANIZATIONS

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Enterprise Transformation

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

        Through its growth markets organization, the company continues to increase its focus on the emerging markets around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the United States (U.S.), Canada, the United Kingdom (U.K.), France, Germany, Italy, Japan, Denmark, Sweden, Switzerland, Austria, Belgium, Finland, Greece, Iceland, Ireland, Malta, the Netherlands, Portugal, Cyprus, Norway, Israel, Spain, the Bahamas and the Caribbean region.

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
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  General Business: Mainly companies with fewer than 1,000 employees

Research, Development and Intellectual Property

        IBM's R&D operations differentiate the company from its competitors. IBM annually invests approximately $6 billion for R&D, focusing on high-growth, high-value opportunities. The company has rebalanced its internal R&D. Today, IBM's portfolio is built around networked, modularized and embedded technologies, as well as business intelligence and analytics. In 2010, the company was once again awarded more U.S. patents than any other company, the 18th consecutive year IBM has been the patent leader. IBM's 5,896 patents in 2010 were the most U.S. patents ever awarded to one company in a single year. Over 70 percent of the patents issued in 2010 were for software and services. The company's R&D efforts continue to push the frontiers of science and technology—from analytics, to cloud, to a computer named Watson that applied advanced analytics to defeat the all-time champions on the television quiz show, Jeopardy.

        In addition to producing world-class systems, software and technology products, IBM innovations are also a major differentiator in providing solutions for the company's clients through its services businesses. As an example, the company's Research unit has the world's largest mathematics department of any public company. This unit is actively involved with most of the company's business analytics client engagements.

        The company will continue to actively seek intellectual property protection for its innovations, while increasing emphasis on other initiatives designed to leverage its intellectual property leadership. The company's investments in R&D also result in intellectual property (IP) income of approximately $1 billion annually. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in either/both IBM products and/or the products of the licensee. While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under patents owned by IBM have been and are being granted to others under reasonable terms and conditions.

Enterprise Transformation

        A key element of the company's strategy has been focused on becoming the premier globally integrated enterprise. In the early part of the decade, the company drove implementation of a consistent set of processes and standards worldwide to reduce inefficiencies and improve collaboration. With its processes fully integrated, the company implemented a new operating model with work shared in global resource centers of excellence located where it made the most business sense. Since 2005, global integration has enabled the company to reduce spending by over $5 billion and improve service quality, speed and risk management. The company has shifted resources toward building client relationships and employees skills, while positioning the company for new market opportunities. During this period, IBM has pioneered this new operating model, changing from a classic "multinational", with smaller versions of the parent company replicated in countries around the world, to a global model with one set of processes, shared services and broadly distributed decision making.

        The company is now embarking on the next generation of its transformation in which new capabilities and technologies like business analytics and cloud computing will drive performance. The proven principles of the globally integrated enterprise will be applied to all of the company's spending to continue to drive additional productivity benefits in shared services, integrated operations and end-to-end process transformation.

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

COMPETITION

        The company is a globally-integrated enterprise, doing business in more than 170 countries. The company participates in a highly competitive environment, where its competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across its business segments, the company recognizes hundreds of competitors worldwide.

        The markets for each of the company's business segments is characterized by aggressive competition among all types of competitors. Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and, service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. Over the past decade, the company has been executing a strategy to transform its business, including shifting to higher value market segments and offerings and increasing its capabilities through organic investments and strategic acquisitions. As the company executes its strategy, it enters new markets, such as smarter planet and business analytics, which exposes the company to new competitors. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business process outsourcing, cloud services, and a wide range of technical and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including: Accenture, Computer Sciences Corporation, Fujitsu and Hewlett-Packard Company (HP); India-based service providers including HCL, Infosys, Tata Consulting Services, Cognizant and Wipro Technologies; the consulting practices of public accounting firms including Deloitte Consulting; and many companies that primarily focus on local markets or niche service areas.

Software:

        The enterprise management software market is highly competitive, and the key competitive factors in this segment include: functionality, ease of use, scalability, compliance with open standards and total cost of ownership. The company's leadership in these areas provides it with competitive advantages. The company's software business includes middleware, operating systems and related software provided to all industry segments worldwide. The middleware portfolio is the broadest in the industry and it also covers both mainframe and distributed computing environments. The depth and breadth of the company's software offerings, coupled with its global sales and technical support infrastructure differentiate the company's software business from its competitors. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute to this segment's leadership. The company's principal competitors in this segment include CA, Inc., Microsoft Corporation and Oracle Corporation (Oracle). In addition, the company competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is highly competitive and is characterized by ongoing technology innovation, with competition focused on value, function and reliability, and new entrants leveraging technology to compete against traditional offerings. The company's principal competitors include Dell, Inc. (Dell), EMC Corporation, HP and Oracle. The company's leadership in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

Global Financing:

        The Global Financing business provides client financing, commercial financing and participates in the remarketing of used equipment. In 2008 and 2009, the economic crisis drove an increase in credit spreads which stabilized in 2010. However, going forward the supply of credit may tighten and financial institutions may continue to face increases in loan losses, higher borrowing costs and liquidity challenges. Global Financing's access to capital and its ability to manage increased exposures provide a competitive advantage for the company. The key competitive factors include price, IT product expertise, client service, contract flexibility, ease of doing business and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of companies such as HP and Cisco Systems, Inc., non-captive financing entities of companies such as General Electric Company and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 11 to 15 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2010 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 126 to 130.

        Financial information by geographic areas—page 129.

        Amount spent during each of the last three years on R&D activities—page 108.

        Financial information regarding environmental activities—pages 102 and 103.

        The number of persons employed by the registrant—page 54.

        The management discussion overview—pages 18 to 20.

        Available information—page 136.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 22, 2011):

	Age	Officer since
Samuel J. Palmisano, Chairman of the Board, President and Chief Executive Officer(1)	59	1997
Rodney C. Adkins, Senior Vice President, Systems and Technology	52	2007
Colleen F. Arnold, Senior Vice President, Application Management Services	53	2010
Erich Clementi, Senior Vice President, Global Technology Services	52	2010
Michael E. Daniels, Senior Vice President and Group Executive, Services	56	2005
Jon C. Iwata, Senior Vice President, Marketing and Communications	48	2002
James J. Kavanaugh, Vice President and Controller	44	2008
John E. Kelly III, Senior Vice President, Research and Intellectual Property	57	2000
R. Franklin Kern III, Senior Vice President, Global Business Services	57	2008
Robert J. LeBlanc, Senior Vice President, Middleware Software	52	2010
Mark Loughridge, Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	57	1998
J. Randall MacDonald, Senior Vice President, Human Resources	62	2000
Steven A. Mills, Senior Vice President and Group Executive, Software and Systems	59	2000
Michael D. Rhodin, Senior Vice President, Software Solutions	50	2010
Virginia M. Rometty, Senior Vice President and Group Executive, Sales, Marketing and Strategy	53	2005
Linda S. Sanford, Senior Vice President, Enterprise Transformation	58	2000
Timothy S. Shaughnessy, Senior Vice President, GTS Services Delivery	53	2004
Robert C. Weber, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	60	2006

(1)
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above has been an executive of IBM or its subsidiaries during the past five years.

 Item 1A. Risk Factors:

        Downturn in Economic Environment and Corporate IT Spending Budgets could impact the Company's Business: If overall demand for systems, software and services decreases, whether due to general economic conditions or a shift in corporate buying patterns, the company's revenue and profit could be impacted.

        The Company may not meet its Growth and Productivity Objectives under its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions to remain competitive and to enable scaling of resources and offerings in both emerging and more established markets. These various initiatives may not yield their intended gains in quality, productivity and enablement of rapid scaling, which may impact the company's competitiveness and its ability to meet its growth and productivity objectives.

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from commoditized categories of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in a highly competitive environment, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, our ability to attract and retain customers could be impacted.

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in growth opportunities, including higher-value segments of enterprise computing and dozens of emerging countries to drive revenue growth and market share gains. Client adoption rates and viable economic models are uncertain in the high-value and rapidly-growing segments. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced personnel. In emerging growth countries, the developing nature presents potential political, social, legal and economic risks from inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

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

        Breaches of Data Security could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose the company, its customers or others to risks of loss, including the misuse of information or systems, resulting in litigation and potential liability for the company, as well as the loss of existing or potential customers and damage to the company's brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        The Company's Financial Results for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, the length of the sales cycles and the seasonality of technology purchases. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 170 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of such laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the U.S. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2010 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2010 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note O, "Contingencies and Commitments," in IBM's 2010 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

        The Company Depends on Skilled Personnel and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the company. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

        The Company could be impacted by its Business with Government Clients: The company's customers include numerous governmental entities within and outside the U.S., including the U.S. Federal Government and state and local entities. Some of the company's agreements with these customers may be subject to periodic funding approval. Also, some agreements may contain provisions allowing the customer to terminate without cause and providing for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company's results of operations and financial results.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2010 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the credit worthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

        The Company's Reliance on Third Party Distribution Channels could impact its Business: The company offers its products directly and through a variety of third party distributors and resellers. Changes in the financial or business condition of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, distributors and resellers may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve growth objectives.

        Risks to the Company from Acquisitions and Alliances include Integration Challenges, Failure to Achieve Objectives, and the Assumption of Liabilities: The company has made and expects to continue to make acquisitions or enter into alliances. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully. The related risks include the company failing to achieve strategic objectives and anticipated revenue improvements and cost savings, as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2010, IBM's manufacturing and development facilities in the United States had aggregate floor space of 19 million square feet, of which 16 million was owned and 3 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 7 other countries totaled 5 million square feet, of which 2 million was owned and 3 million was leased.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note O, "Contingencies and Commitments," on pages 103 to 105 of IBM's 2010 Annual Report to Stockholders, which is incorporated herein by reference.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 132 and 136 of IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 523,553 common stockholders of record at February 10, 2011.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2010— October 31, 2010	9,309,100	$139.61	9,309,100	$10,986,728,270
November 1, 2010— November 30, 2010	7,977,737	$144.34	7,977,737	$9,835,248,218
December 1, 2010— December 31, 2010	7,850,916	$145.32	7,850,916	$8,694,347,049

Total	25,137,753	$142.89	25,137,753

(1)
On April 27, 2010, the Board of Directors authorized $8.0 billion in funds for use in the company's common stock repurchase program. This authorization was fully utilized by November 2010. On October 26, 2010 the Board of Directors authorized an additional $10.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 131 and 132 of IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 59 of IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 53 and 54 of IBM's 2010 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 62 through 130 of IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 60 and 61 of IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 22, 2011)" on page 10 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2010 Director Compensation Narrative," "2010 Director Compensation Table," "2010 Compensation Discussion and Analysis," "2010 Summary Compensation Table Narrative," "2010 Summary Compensation Table," "2010 Grants of Plan-Based Awards Table," "2010 Outstanding Equity Awards at Fiscal Year-End Narrative," "2010 Outstanding Equity Awards at Fiscal Year-End Table," "2010 Option Exercises and Stock Vested Table," "2010 Retention Plan Narrative," "2010 Retention Plan Table," "2010 Pension Benefits Narrative," "2010 Pension Benefits Table," "2010 Nonqualified Deferred Compensation Narrative," "2010 Nonqualified Deferred Compensation Table," "2010 Potential Payments Upon Termination Narrative," "2010 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2010 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, all of which information is incorporated herein by reference.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	10,796,591		$106.88	—
RSUs	1,665,317		n/a	—
PSUs	3,149,828	(2)	n/a	—
Subtotal	15,611,736		$106.88	115,280,575
Equity compensation plans not approved by security holders
Options	28,401,137		$89.44	—
RSUs	9,531,129		n/a	—
PSUs	2,324,105	(2)	n/a	—
DCEAP Shares	123,579		n/a	—
Subtotal	40,379,950		$89.44	15,440,684
Total	55,991,686		$94.25	130,721,259

n/a is not applicable

RSUs—Restricted Stock Units, including Retention Restricted Stock Units

PSUs—Performance Share Units

DCEAP Shares—Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 28 acquisition transactions, 1,078,731 additional share based awards, consisting of stock options and RSU's, were outstanding at December 31, 2010 as a result of the company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $58.43. The company has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon the exercise of PSUs for equity compensation plans approved by security holders is 2,099,885 and for equity compensation plans not approved by security holders is 1,549,403. For additional information about PSUs, including payout calculations, refer to the information under "2010 Summary Compensation Table Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011.

        The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2001 LONG-TERM PERFORMANCE PLAN

        The 2001 Long-Term Performance Plan (the "2001 Plan") has been used to fund awards for employees other than senior executives of the company. Awards for senior executives of the company have been and will continue to be funded from the stockholder-approved 1999 Long-Term Performance Plan (the "1999 Plan"); the 1999 Plan is also used to fund awards for employees other than senior executives. Otherwise, the provisions of the 2001 Plan are identical to the 1999 Plan, including the type of awards that may be granted under the plan (stock options, restricted stock and unit awards and long-term performance incentive awards).

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

IBM DEFERRED COMPENSATION AND EQUITY AWARD PLAN

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993. Under the DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, all amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock at the director's election. (For additional information about the DCEAP, see "General Information—2010 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011).

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2010 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 61).

      Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008 (page 62).

      Consolidated Statement of Financial Position at December 31, 2010 and 2009 (page 63).

      Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 (page 64).

      Consolidated Statement of Changes in Equity at December 31, 2010, 2009 and 2008 (pages 65 through 67).

      Notes to Consolidated Financial Statements (pages 68 through 130).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
28		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

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
The By-laws of IBM as amended through January 25, 2011, is Exhibit 3.2 to Form 8-K filed January 27, 2011, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 2.1% Notes due 2013 and Floating Rate Notes due 2011 are Exhibits 2.1 and 3.1, respectively, to Form 8-K, filed on November 5, 2009, and are hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The instrument defining the rights of the holders of the 1.000% Notes due 2013 is Exhibit 2.1 to Form 8-K, filed August 4, 2010, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.000% Notes due 2016 is Exhibit 2.1 to Form 8-K, filed December 8, 2010, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the Floating Rate Notes due 2012 is Exhibit 2.1 to Form 8-K, filed December 14, 2010, and is hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective May 1, 2010, were filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, are hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
Board of Directors compensatory plans, as described under the caption "General Information—2010 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2011, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended effective October 28, 2008, was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, contained in Registration Statement No. 333-171968, is hereby incorporated by reference.*

The IBM 401(k) Plus Plan, a compensatory plan, as amended and restated effective as of January 1, 2008, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (formerly the IBM Tax Deferred Savings Plan, contained in Registration Statement No. 333-09055 on Form S-8), is hereby incorporated by reference.*

Amendment No. 1 to the IBM 401(k) Plus Plan, a compensatory plan, as approved September 11, 2009, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.*

Amendment No. 2 to the IBM 401(k) Plus Plan, a compensatory plan, as approved November 16, 2009, was filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
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
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note R, "Earnings Per Share of Common Stock," on page 108 of IBM's 2010 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the twelve month period ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Statement of Financial Position at December 31, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the twelve months ended December, 2010, 2009 and 2008, (iv) the Consolidated Statement of Changes in Equity for the twelve month period ended December 31, 2010, 2009 and 2008, (v) Financial Statement Schedule II and (vi) the notes to the Consolidated Financial Statements	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graphs, set forth on pages 133 and 134 of IBM's 2010 Annual Report to Stockholders, are deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ SAMUEL J. PALMISANO Samuel J. Palmisano Chairman of the Board, President and Chief Executive Officer
Date: February 22, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL J. PALMISANO Samuel J. Palmisano	Chairman of the Board, President and Chief Executive Officer	February 22, 2011
/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	February 22, 2011
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller	February 22, 2011

Alain J. P. Belda William R. Brody Kenneth I. Chenault Michael L. Eskew Shirley Ann Jackson Andrew N. Liveris W. James McNerney, Jr. James W. Owens Joan E. Spero Sidney Taurel Lorenzo H. Zambrano	Director Director Director Director Director Director Director Director Director Director Director	By:	/s/ ANDREW BONZANI Andrew Bonzani Attorney-in-fact February 22, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2011 appearing in the 2010 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 22, 2011

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2010
—Current	$669	$49	$(146)	$104	$676

—Noncurrent	$100	$(12)	$(29)	$(1)	$58

2009
—Current	$633	$115	$(189)	$111	$669

—Noncurrent	$180	$33	$(56)	$(58)	$100

2008
—Current	$549	$170	$(92)	$5	$633

—Noncurrent	$59	$138	$(19)	$2	$180

Allowance For Inventory Losses
2010	$679	$254	$(285)	$26	$674

2009	$643	$259	$(242)	$18	$679

2008	$669	$285	$(248)	$(63)	$643

Revenue Based Provisions
2010	$871	$3,234	$(3,216)	$(1)	$888

2009	$984	$3,969	$(4,019)	$(65)	$871

2008	$1,085	$6,145	$(6,195)	$(52)	$984

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