Form 10-Q
period 2011-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2011-04-26
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

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

The registrant has 1,211,200,200 shares of common stock outstanding at March 31, 2011.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

(Dollars in millions except	Three Months Ended March 31,
per share amounts)	2011	2010
Revenue:
Services	$14,696	$13,805
Sales	9,387	8,508
Financing	524	545
Total revenue	24,607	22,857

Cost:
Services	10,116	9,384
Sales	3,390	3,224
Financing	243	273
Total cost	13,749	12,880

Gross profit	10,858	9,976

Expense and other income:
Selling, general and administrative	5,826	5,677
Research, development and engineering	1,587	1,509
Intellectual property and custom development income	(262)	(261)
Other (income) and expense	(202)	(545)
Interest expense	93	82
Total expense and other income	7,041	6,462

Income before income taxes	3,817	3,515
Provision for income taxes	954	914
Net income	$2,863	$2,601

Earnings per share of common stock:
Assuming dilution	$2.31	$1.97
Basic	$2.34	$2.00

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,240.0	1,321.6
Basic	1,222.2	1,301.2

Cash dividend per common share	$0.65	$0.55

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2011	2010

Assets:
Current assets:
Cash and cash equivalents	$12,763	$10,661
Marketable securities	482	990
Notes and accounts receivable — trade (net of allowances of $328 in 2011 and $324 in 2010)	10,148	10,834
Short-term financing receivables (net of allowances of $318 in 2011 and $342 in 2010)	14,365	16,257
Other accounts receivable (net of allowances of $12 in 2011 and $10 in 2010)	1,145	1,134
Inventories, at lower of average cost or market:
Finished goods	548	432
Work in process and raw materials	2,001	2,018
Total inventories	2,549	2,450
Deferred taxes	1,695	1,564
Prepaid expenses and other current assets	4,376	4,226
Total current assets	47,524	48,116

Plant, rental machines and other property	40,765	40,289
Less: Accumulated depreciation	26,557	26,193
Plant, rental machines and other property — net	14,208	14,096
Long-term financing receivables (net of allowances of $39 in 2011 and $58 in 2010)	10,254	10,548
Prepaid pension assets	3,788	3,068
Deferred taxes	3,076	3,220
Goodwill	25,408	25,136
Intangible assets — net	3,324	3,488
Investments and sundry assets	5,380	5,778
Total assets	$112,960	$113,452

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At March 31, 2011	At December 31, 2010

Liabilities and equity:
Current liabilities:
Taxes	$2,531	$4,216
Short-term debt	8,508	6,778
Accounts payable	6,747	7,804
Compensation and benefits	4,446	5,028
Deferred income	12,820	11,580
Other accrued expenses and liabilities	5,336	5,156
Total current liabilities	40,387	40,562
Long-term debt	21,749	21,846
Retirement and nonpension postretirement benefit obligations	15,995	15,978
Deferred income	3,724	3,666
Other liabilities	8,330	8,226
Total liabilities	90,185	90,279

Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	46,278	45,418
Shares authorized: 4,687,500,000
Shares issued: 2011 - 2,169,188,522
2010 - 2,161,800,054
Retained earnings	94,590	92,532
Treasury stock - at cost	(100,078)	(96,161)
Shares: 2011 - 957,988,323
2010 - 933,806,510
Accumulated other comprehensive income/(loss)	(18,119)	(18,743)
Total IBM stockholders’ equity	22,671	23,046
Noncontrolling interests	104	126
Total equity	22,776	23,172
Total liabilities and equity	$112,960	$113,452

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)

(Dollars in millions)	2011	2010

Cash flow from operating activities:
Net income	$2,863	$2,601
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	918	924
Amortization of intangibles	310	286
Stock-based compensation	170	169
Net (gain)/loss on asset sales and other	(320)	(578)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(147)	1,033
Net cash provided by operating activities	3,792	4,437

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(915)	(758)
Investment in software	(143)	(146)
Acquisition of businesses, net of cash acquired	(51)	(824)
Non-operating finance receivables — net	541	457
Purchases of marketable securities and other investments	(415)	(1,747)
Proceeds from disposition of marketable securities and other investments	1,481	2,319
Net cash provided by/(used in) investing activities	498	(699)

Cash flow from financing activities:
Proceeds from new debt	1,054	1,190
Payments to settle debt	(1,539)	(2,382)
Short-term borrowings/(repayments) less than 90 days — net	2,135	1,673
Common stock repurchases	(4,045)	(4,017)
Common stock transactions — other	877	885
Cash dividends paid	(795)	(718)
Net cash used in financing activities	(2,314)	(3,368)

Effect of exchange rate changes on cash and cash equivalents	126	(81)
Net change in cash and cash equivalents	2,102	289

Cash and cash equivalents at January 1	10,661	12,183
Cash and cash equivalents at March 31	$12,763	$12,472

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation: The accompanying Consolidated Financial Statements and footnotes of the International Business Machines Corporation (IBM or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may be different. See the company’s 2010 Annual Report on pages 50 to 53 for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2010 Annual Report.

Noncontrolling interest amounts in income of $2.6 million and $1.8 million, net of tax, for the three months ended March 31, 2011 and March 31, 2010, respectively, are not presented separately in the Consolidated Statement of Earnings due to immateriality, but are reflected within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in Note 9, “Equity Activity”, on page 25 were $(22) million and $(2) million at March 31, 2011 and 2010, respectively.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact in the Consolidated Financial Statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the Consolidated Financial Statements. For further information on the disclosures regarding the credit quality of financing receivables, see Note 5 on pages 13 to 17.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010.  Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

Notes to Consolidated Financial Statements — (continued)

3. Fair Value: Exit prices are used to measure assets and liabilities that fall within the scope of the fair value measurements guidance. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

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

As an example, the fair value of derivatives is derived utilizing a discounted cash flow model that uses observable market inputs such as known notional value amounts, yield curves, spot and forward exchange rates as well as discount rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 68 to 79 in the 2010 Annual Report for further information. There were no material impairments of non-financial assets for the three months ended March 31, 2011 and 2010, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

(Dollars in millions)
At March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,874	$—	$4,874
Commercial paper	—	2,269	—	2,269
Money market funds	2,708	—	—	2,708
Other securities	—	10	—	10
Total	2,708	7,153	—	9,861
Debt securities — current(2)
Commercial paper	—	282	—	282
U.S. government securities	—	200	—	200
Total	—	482	—	482
Debt securities — noncurrent(3)	1	6	—	7
Non-equity method alliance investments(3)	121	21	—	142
Derivative assets(4)
Interest rate contracts	—	548	—	548
Foreign exchange contracts	—	279	—	279
Equity contracts	—	21	—	21
Total	—	848	—	848	(6)
Total assets	$2,830	$8,511	$—	$11,340	(6)

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$967	$—	$967
Equity contracts		4		4
Total liabilities	$—	$971	$—	$971	(6)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2011 are $292 million and $556 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2011 are $894 million and $77 million, respectively.

(6) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $396 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$2,473	$—	$2,473
Commercial paper	—	2,673	—	2,673
Money market funds	1,532	—	—	1,532
Foreign government securities	—	1,054	—	1,054
U.S. government securities	—	44	—	44
U.S. government agency securities	—	22	—	22
Other securities	—	3	—	3
Total	1,532	6,269	—	7,801
Debt securities — current(2)
Commercial paper	—	490	—	490
U.S. government securities	—	500	—	500
Other securities	—	1	—	1
Total	—	990	—	990
Debt securities — noncurrent(3)	1	6	—	7
Non-equity method alliance investments(3)	445	13	—	458
Derivative assets(4)
Interest rate contracts	—	548	—	548
Foreign exchange contracts	—	539	—	539
Equity contracts	—	12	—	12
Total	—	1,099	—	1,099	(6)
Total assets	$1,978	$8,377	$—	$10,355	(6)

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$1,003	$—	$1,003
Equity contracts	—	3	—	3
Total liabilities	$—	$1,006	$—	$1,006	(6)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2010 are $511 million and $588 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2010 are $871 million and $135 million, respectively.

(6) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $475 million each.

There were no significant transfers between Levels 1 and 2 for the quarter ended March 31, 2011 and for the year ended December 31, 2010.

Notes to Consolidated Financial Statements — (continued)

4. Financial Instruments (excluding derivatives): Cash and cash equivalents, debt and marketable equity securities are recognized and measured at fair value in the company’s Consolidated Financial Statements. Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction. The following methods and assumptions are used to estimate fair values:

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $21,749 million and $21,846 million and the estimated fair value is $23,668 million and $24,006 million at March 31, 2011 and December 31, 2010, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2011	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$4,874	$—	$(0)	$4,874
Commercial paper	2,269	—	(0)	2,269
Money market funds	2,708	—	—	2,708
Other securities	10	—	—	10
Total	$9,861	$—	$(0)	$9,861
Debt securities — current(2)
Commercial paper	$282	$0	$—	$282
U.S. government securities	200	0	—	200
Other securities	2	—	(2)	0
Total	$484	$0	$(2)	$482
Debt securities — noncurrent(3)
Other securities	$7	$0	$—	$7
Total	$7	$0	$—	$7
Non-equity method alliance investments(3)	$80	$63	$(0)	$142

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Reported as marketable securities within the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$2,473	$—	$(0)	$2,473
Commercial paper	2,673	—	(0)	2,673
Money market funds	1,532	—	—	1,532
Foreign government securities	1,054	—	—	1,054
U.S. government securities	44	0	(0)	44
U.S. government agency securities	22	0	(0)	22
Other securities	3	—	—	3
Total	$7,801	$0	$(0)	$7,801
Debt securities — current(2)
Commercial paper	$490	$—	$(0)	$490
U.S. government securities	500	—	(0)	500
Other securities	1	—	(0)	1
Total	$990	$—	$(0)	$990
Debt securities — noncurrent(3)
Other securities	$6	$1	$(0)	$7
Total	$6	$1	$(0)	$7
Non-equity method alliance investments(3)	$194	$264	$(0)	$458

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Reported as marketable securities within the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of March 31, 2011, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $315 million and $9 million for the three months ended March 31, 2011 and 2010, respectively. The gross realized gains (before taxes) on these sales totaled $203 million for the three months ended March 31, 2011. The gross realized losses (before taxes) on these sales totaled less than $1 million for the three months ended March 31, 2011. The gross realized gains (before taxes) on these sales totaled $4 million for the three months ended March 31, 2010. The company determines the cost of the securities sold based on the specific identification method.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net gains/(losses) reclassified from accumulated other comprehensive income/(loss) into net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2011	2010
Net unrealized gains/(losses) arising during the period	$1	$41
Less: Net (losses)/gains included in net income for the period*	124	(1)
Net unrealized gains/(losses) on marketable securities	$(123)	$42

* Includes writedowns of $3.1 million for the three months ended March 31, 2010.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2011.

Notes to Consolidated Financial Statements — (continued)

5. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2011	2010

Current:
Net investment in sales-type and direct financing leases	$4,063	$3,945
Commercial financing receivables	4,873	6,777
Client loan receivables	4,651	4,718
Installment payment receivables	777	816
Total	$14,365	$16,257
Noncurrent:
Net investment in sales-type and direct financing leases	$5,290	$5,384
Commercial financing receivables	42	43
Client loan receivables	4,612	4,734
Installment payment receivables	310	388
Total	$10,254	$10,548

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $814 million and $871 million at March 31, 2011 and December 31, 2010, respectively, and is reflected net of unearned income of $808 million and $816 million and net of the allowance for credit losses of $116 million and $126 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $263 million and $302 million at March 31, 2011 and December 31, 2010, respectively.

The company did not have any financing receivables held for sale as of March 31, 2011 and December 31, 2010.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at March 31, 2011 and December 31, 2010. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2010 Annual Report beginning on page 77.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions) At March 31, 2011	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,542	$2,055	$8,597
Loan receivables	8,597	2,013	10,610
Ending balance	$15,139	$4,068	$19,207
Collectively evaluated for impairment	$14,774	$3,878	$18,651
Individually evaluated for impairment	$365	$190	$556

Allowance for credit losses:
Lease receivables*	$84	$42	$126
Loan receivables*	150	76	226
Beginning balance at January 1, 2011	$234	$119	$353
Charge-offs	(29)	(1)	(30)
Provision	(11)	2	(9)
Other	6	1	7
Lease receivables	71	45	116
Loan receivables	129	75	204
Ending balance at March 31, 2011	$201	$120	321
Collectively evaluated for impairment	$45	$9	$54
Individually evaluated for impairment	$156	$111	$267

(Dollars in millions) At December 31, 2010	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,562	$1,983	$8,545
Loan receivables	9,087	1,993	11,080
Ending balance	$15,650	$3,975	$19,625
Collectively evaluated for impairment	$15,199	$3,794	$18,993
Individually evaluated for impairment	$451	$181	$632

Allowance for credit losses:
Lease receivables*	$84	$42	$126
Loan receivables*	150	76	226
Ending balance at December 31, 2010	$234	$119	$353
Collectively evaluated for impairment	$60	$11	$71
Individually evaluated for impairment	$174	$108	$282

* Reclassified to conform with 2011 presentation.

When calculating the allowances, financing receivables are evaluated either on an individual or a collective basis. For individually evaluated receivables, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve. In addition, the company records an unallocated reserve that is calculated by applying a reserve rate to its different portfolios, excluding accounts that have been specifically reserved. This reserve rate is based upon credit rating, probability of default, term, characteristics (lease/loan) and loss history.

Financing Receivables on Non-Accrual Status

Certain receivables for which the company has recorded a specific reserve may also be placed on non-accrual status. Non-accrual assets are those receivables with specific reserves and other accounts for which it is likely that the company will be unable to collect all amounts due according to original terms of the lease or loan agreement. Income recognition is discontinued on these receivables.

Notes to Consolidated Financial Statements — (continued)

The following table presents the recorded investment in financing receivables which were on non-accrual status at March 31, 2011 and December 31, 2010.

(Dollars in millions)	At March 31, 2011	At December 31, 2010
Major markets	$69	$69
Growth markets	39	33
Total lease receivables	$108	$101

Major markets	$109	$141
Growth markets	98	123
Total loan receivables	$207	$264

Total receivables	$315	$366

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables at March 31, 2011 and December 31, 2010.

(Dollars in millions) At March 31, 2011:	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized*	Interest Income Recognized on Cash Basis
Major markets	$155	$98	$176	$0	$0
Growth markets	136	70	134	0	0
Total	$292	$168	$310	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

(Dollars in millions)	Recorded	Related
At December 31, 2010:	Investment	Allowance
Major markets	$196	$119
Growth markets	132	68
Total	$328	$187

Credit Quality Indicators

The company’s credit quality indicators are based on rating agency data, publicly available information and information provided by the companies, and are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. Moody’s has not provided to the company a credit rating on its clients.

The tables on page 16 present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2011 and December 31, 2010. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables		Loan Receivables
(Dollars in millions) At March 31, 2011:	Major Markets	Growth Markets	Major Markets	Growth Markets
Credit Rating:
Aaa — Aa3	$916	$162	$1,204	$159
A1 — A3	1,367	210	1,797	205
Baal — Baa3	2,414	849	3,172	831
Bal — Ba2	929	454	1,221	445
Ba3 — B1	530	236	696	231
B2 — B3	249	90	327	89
Caa — D	137	53	181	52
Total	$6,542	$2,055	$8,597	$2,013

At March 31, 2011, the industries which made up Global Financing’s receivables portfolio consist of: Financial (37 percent), Government (16 percent), Manufacturing (14 percent), Retail (9 percent), Services (8 percent), Communications (5 percent) and Other (12 percent).

	Lease Receivables*		Loan Receivables*
(Dollars in millions) At December 31, 2010:	Major Markets	Growth Markets	Major Markets	Growth Markets
Credit Rating:
Aaa — Aa3	$794	$173	$1,100	$173
A1 — A3	1,463	182	2,026	183
Baal — Baa3	2,494	837	3,453	841
Bal — Ba2	899	403	1,245	405
Ba3 — B1	518	242	718	243
B2 — B3	230	93	318	94
Caa — D	164	54	227	54
Total	$6,562	$1,983	$9,087	$1,993

* Reclassified to conform with 2011 presentation.

At December 31, 2010, the industries which make up Global Financing’s receivables portfolio consist of:  Financial (36 percent), Government (16 percent), Manufacturing (14 percent), Retail (9 percent), Services (8 percent), Communications (5 percent) and Other (12 percent).

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

(Dollars in millions) At March 31, 2011:	Total Past Due > 90 days*	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Major markets	$16	$6,526	$6,542	$7
Growth markets	19	2,036	2,055	7
Total lease receivables	$34	$8,563	$8,597	$14

Major markets	$17	$8,580	$8,597	$7
Growth markets	33	1,980	2,013	13
Total loan receivables	$50	$10,560	$10,610	$20

Total	$84	$19,123	$19,207	$34

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions) At December 31, 2010:	Total Past Due > 90 days*	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Major markets	$10	$6,552	$6,562	$5
Growth markets	13	1,970	1,983	5
Total lease receivables	$22	$8,523	$8,545	$10

Major markets	$11	$9,076	$9,087	$4
Growth markets	32	1,961	1,993	17
Total loan receivables	$43	$11,037	$11,080	$21

Total	$65	$19,560	$19,625	$31

* Does not include accounts that are fully reserved.

6. Derivative Financial Instruments: The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity and commodity price changes and client credit risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

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

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2011 and December 31, 2010 was $420 million and $363 million, respectively, for which the company posted collateral of $1 million and $9 million, respectively. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of March 31, 2011 and December 31, 2010 was $848 million and $1,099 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $396 million and $475 million at March 31, 2011 and December 31, 2010, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2011 and December 31, 2010, this exposure was reduced by $34 million and $88 million of collateral, respectively, received by the company.

Notes to Consolidated Financial Statements — (continued)

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At March 31, 2011 and December 31, 2010, respectively, $1 million and $9 million was recognized in other receivables for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $34 million and $88 million at March 31, 2011 and December 31, 2010, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At March 31, 2011 and December 31, 2010, respectively, $1 million and $9 million was rehypothecated.

The company may employ derivative instruments to hedge the volatility in stockholders’ equity resulting from changes in currency exchange rates of significant foreign subsidiaries of the company with respect to the U.S. dollar. These instruments, designated as net investment hedges, expose the company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity which is not offset by a cash flow from the translation of the underlying hedged equity. The company monitors this cash loss potential on an ongoing basis and may discontinue some of these hedging relationships by de-designating or terminating the derivative instrument in order to manage the liquidity risk. Although not designated as accounting hedges, the company may utilize derivatives to offset the changes in the fair value of the de-designated instruments from the date of de-designation until maturity.

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and cross-currency swaps, depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2011 and December 31, 2010, the total notional amount of the company’s interest rate swaps was  $7.1 billion and $7.1 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2011 and December 31, 2010 was approximately 5.2 years and 5.7 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, net losses of approximately $11 million and $13 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. For both periods, $8 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Notes to Consolidated Financial Statements — (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2011 and December 31, 2010, the total notional amount of derivative instruments designated as net investment hedges was $2.1 billion and $1.9 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2011 and December 31, 2010 was approximately 0.3 years and 0.4 years, respectively.

In addition, at March 31, 2011 and December 31, 2010, the company had liabilities of $106 million and $221 million, respectively, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships, but were de-designated prior to March 31, 2011 and December 31, 2010, respectively; of these amounts $106 million and $221 million are expected to mature over the next 12 months, respectively. The notional amount of these instruments at March 31, 2011 and December 31, 2010 was $0.8 billion and $1.6 billion, respectively, including original and offsetting transactions.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 3.9 years. At March 31, 2011 and December 31, 2010, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.2 billion and $11.3 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.8 years, respectively.

At March 31, 2011 and December 31, 2010, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $287 million and of $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $396 million and $249 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 2.8 years. At March 31, 2011 and December 31, 2010, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.1 billion and $0.2 billion, respectively.

At March 31, 2011 and December 31, 2010, net losses of approximately $0 million and $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts $2 million and approximately $1 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Notes to Consolidated Financial Statements — (continued)

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $9.2 billion and $13.0 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.0 billion and $1.0 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2011 and December 31, 2010.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2011 and December 31, 2010.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of March 31, 2011 and December 31, 2010 as well as for the three months ended March 31, 2011 and 2010, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of March 31, 2011 and December 31, 2010

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2011	12/31/2010	Classification	3/31/2011	12/31/2010
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$34	$33	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	514	514	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	132	224	Other accrued expenses and liabilities	673	498
	Investments and sundry assets	17	22	Other liabilities	77	135

Fair value of derivative assets		$697	$794	Fair value of derivative liabilities	$750	$633

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$105	$242	Other accrued expenses and liabilities	$217	$370
	Investments and sundry assets	25	51	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	21	12	Other accrued expenses and liabilities	4	3

Fair value of derivative assets		$151	$305	Fair value of derivative liabilities	$221	$373

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$864	$823
Long-term debt		N/A	N/A		1,908	1,746

Total		$848	$1,099		$3,743	$3,576

N/A—not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended March 31, 2011 and 2010

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(9)	$72	$52	$(24)
	Interest expense	(6)	40	34	(14)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	87	(128)	N/A	N/A
Equity contracts	SG&A expense	59	21	N/A	N/A

Total		$131	$5	$86	$(38)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
	Recognized in AOCI		Statement of	from AOCI to Earnings		Effectiveness Testing(3)
For the three months ended March 31:	2011	2010	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$(0)	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	(237)	631	Other (income) and expense	(47)	(53)	0	(6)
			Cost of sales	(34)	(88)	—	—
			SG&A expense	(17)	(51)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(151)	247	Interest expense	0	—	(1)	—

Total	$(388)	$878		$(101)	$(194)	$(1)	$(6)

Note: AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.

(1)

The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(2)

The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.

(3)	The amount of gain (loss) recognized in income represents ineffectiveness on hedge relationships.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments.

For the three months ending March 31, 2011 and 2010, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the 2010 IBM Annual Report, Note A, “Significant Accounting Policies,” on pages 75 and 76 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements — (continued)

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

(Dollars in millions)
For the three months ended March 31:	2011	2010
Cost	$24	$25
Selling, general and administrative	130	133
Research, development and engineering	16	12
Pre-tax stock-based compensation cost	170	169
Income tax benefits	(61)	(62)
Total stock-based compensation cost	$108	$107

The change in pre-tax stock-based compensation cost for the three-month period ended March 31, 2011, as compared to the corresponding period in the prior year, reflects an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($11 million), partially offset by reductions related to stock options, restricted and performance-based stock units ($11 million).

As of March 31, 2011, the total unrecognized compensation cost of $943 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2011 and 2010.

8. Segments: The table on page 24 reflects the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. These results are not necessarily a depiction that is in conformity with GAAP. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Effective January 1, 2011, the company transitioned its management and measurement system to reflect operating earnings in an effort to provide better transparency into the operational results of the business. As a result, certain acquisition-related charges and non-operating retirement-related costs are not reflected in the segment results. See the “Snapshot” section on pages 34 and 35 for additional information regarding this change. Prior year segment pre-tax income and pre-tax margin have been reclassified to conform to the new management and measurement system.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended March 31, 2011:

External revenue	$9,863	$4,710	$5,308	$4,019	$516	$24,416
Internal revenue	307	200	830	244	497	2,078
Total revenue	$10,170	$4,910	$6,138	$4,263	$1,013	$26,494
Pre-tax income	$1,238	$640	$1,735	$132	$519	$4,264
Revenue year-to-year change	5.7%	6.4%	6.3%	19.8%	7.7%	8.1%
Pre-tax income year-to-year change	29.3%	43.6%	(18.4)%	nm %	21.5%	13.4%
Pre-tax income margin	12.2%	13.0%	28.3%	3.1%	51.3%	16.1%

For the three months ended March 31, 2010*:

External revenue	$9,306	$4,410	$5,018	$3,385	$537	$22,657
Internal revenue	320	203	758	173	403	1,858
Total revenue	$9,626	$4,613	$5,776	$3,559	$941	$24,515
Pre-tax income*	$957	$445	$2,127	$(197)	$427	$3,760

Pre-tax income margin*	9.9%	9.7%	36.8%	(5.5)%	45.4%	15.3%

* Reclassified to conform with 2011 presentation.

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2011	2010*
Revenue:
Total reportable segments	$26,494	$24,515
Eliminations/other	(1,887)	(1,658)
Total IBM Consolidated	$24,607	$22,857

Pre-tax income:
Total reportable segments	$4,264	$3,760
Amortization of acquired intangible assets	(159)	(115)
Acquisition related charges	(7)	(2)
Non-operating retirement-related costs	(4)	76
Eliminations/other	(278)	(205)
Total IBM Consolidated	$3,817	$3,515

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements — (continued)

9. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income		2,863			2,863		2,863
Other comprehensive income/(loss), net of tax (total)				624	624		624
Cash dividends declared – common stock		(795)			(795)		(795)
Stock transactions related to employee plans – net	860	(9)	102		953		953
Other treasury shares purchased – not retired			(4,019)		(4,019)		(4,019)
Changes in noncontrolling interests						(22)	(22)
Equity – March 31, 2011	$46,278	$94,590	$(100,078)	$(18,119)	$22,671	$104	$22,776

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2010	$41,810	$80,900	$(81,243)	$(18,830)	$22,637	$118	$22,755
Net income		2,601			2,601		2,601
Other comprehensive income/(loss), net of tax (total)				652	652		652
Cash dividends declared – common stock		(718)			(718)		(718)
Stock transactions related to employee plans – net	854		100		955		955
Other treasury shares purchased – not retired			(4,095)		(4,095)		(4,095)
Changes in noncontrolling interests						(2)	(2)
Equity – March 31, 2010	$42,665	$82,783	$(85,238)	$(18,178)	$22,033	$116	$22,149

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus Other comprehensive income/(loss), a component of IBM stockholders’ equity in the Consolidated Statement of Financial Position:

(Dollars in millions)
For the three months ended March 31:	2011	2010
Net income	$2,863	$2,601
Other comprehensive income/(loss) — net of tax:
Foreign currency translation adjustments	535	(152)
Net change in retirement-related benefit plans	307	224
Net unrealized gains/(losses) on marketable securities	(123)	42
Net unrealized gains/(losses) on cash flow hedge derivatives	(95)	539
Total other comprehensive income/(loss)	624	652
Net income plus other comprehensive income/(loss)	$3,487	$3,253

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$432	$321	34.5%
Nonpension postretirement plans — cost	86	87	(1.5)
Total	$517	$408	26.8%

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2011	2010	2011	2010
Service cost	$—	$—	$131	$127
Interest cost	620	653	454	469
Expected return on plan assets	(1,015)	(1,007)	(620)	(626)
Amortization of prior service costs/(credits)	2	2	(40)	(42)
Recognized actuarial losses	211	119	245	178
Curtailments and settlements	—	—	0	27
Multi-employer plan/other costs	—	—	34	31
Total net periodic pension (income)/cost of defined benefit plans	(182)	(234)	204	165
Cost of defined contribution plans	265	265	146	124
Total pension plan cost recognized in the Consolidated Statement of Earnings	$82	$31	$349	$290

In 2011, the company expects to contribute to its non-U.S. defined benefit plans approximately $900 million, which is the legally mandated minimum contribution for the company’s non-U.S. plans. In the first quarter of 2011, the company contributed $212 million to its non-U.S. plans.

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2011	2010	2011	2010
Service cost	$8	$9	$3	$2
Interest cost	59	65	17	15
Expected return on plan assets	—	—	(3)	(2)
Amortization of prior service costs/(credits)	—	(4)	(1)	(1)
Recognized actuarial losses	—	—	3	3
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$67	$71	$19	$16

The company received a $9.3 million subsidy in the first quarter of 2011 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.  For further information related to the Medicare Prescription Drug Act, see page 125 in the company’s 2010 Annual Report.

11. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2011, the company did not complete any acquisitions. On March 22, 2011, the company announced a definitive agreement to acquire privately-held TRIRIGA, Inc. (TRIRIGA), a Las Vegas, Nevada-based provider of facility and real estate management software solutions. TRIRIGA will be integrated into Software and Global Business Services segments. This transaction closed on April 13, 2011. At the date of issuance of these financial statements, the initial purchase accounting was not complete.

Divestitures: On March 31, 2010, the company completed the sale of its activities associated with the sales and support of Dassault Systemes’ (Dassault) product lifecycle management (PLM) software, including customer contracts and related assets to Dassault. The company received net proceeds of $459 million and recognized a net gain of $591 million on the transaction in the first quarter of 2010. The gain was net of the fair value of certain contractual terms, certain transaction costs and the assets and liabilities sold. The gain was recorded in other (income) and expense in the Consolidated Statement of Earnings and the net proceeds are reflected in proceeds from disposition of marketable securities and other investments within cash flow from investing activities in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

12. Intangible Assets Including Goodwill: The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class:	Amount	Amortization	Amount
Capitalized software	$1,541	$(717)	$824
Client relationships	1,652	(654)	998
Completed technology	2,108	(770)	1,338
In-process R&D	22	(0)	21
Patents/trademarks	212	(80)	132
Other(a)	41	(30)	11
Total	$5,575	$(2,252)	$3,324

	At December 31, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class:	Amount	Amortization	Amount
Capitalized software	$1,558	$(726)	$831
Client relationships	1,709	(647)	1,062
Completed technology	2,111	(688)	1,422
In-process R&D	21	(0)	21
Patents/trademarks	211	(71)	140
Other(a)	39	(28)	11
Total	$5,649	$(2,161)	$3,488

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $165 million during the first quarter of 2011, primarily due to amortization. The aggregate intangible amortization expense was $310 million and $286 million for the quarters ended March 31, 2011 and 2010, respectively. In addition, in the first quarter, the company retired $220 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2011:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2011 (for Q2-Q4)	$399	$458	$857
2012	312	551	863
2013	105	509	613
2014	7	367	374
2015	—	258	258

The changes in the goodwill balances by reportable segment, for the quarter ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	3/31/11
Global Business Services	$4,329	$—	$(0)	$—	$92	$4,421
Global Technology Services	2,704	—	(0)	—	33	2,736
Software	16,963	—	(7)	—	156	17,112
Systems and Technology	1,139	—	(1)	—	1	1,139
Total	$25,136	$—	$(9)	$—	$280	$25,408

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	12/31/10
Global Business Services	$4,042	$252	$0	$—	$35	$4,329
Global Technology Services	2,777	32	(1)	—	(104)	2,704
Software	12,605	4,095	(52)	—	315	16,963
Systems and Technology	766	375	(1)	—	(1)	1,139
Total	$20,190	$4,754	$(54)	$—	$245	$25,136

Purchase price adjustments recorded in the first quarter of 2011 and full year 2010 were related to acquisitions that were completed on or prior to December 31, 2010 or December 31, 2009, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first quarter of 2011 or the full year 2010 and the company has no accumulated impairment losses.

13. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liability balances for actions taken in the following periods: (1) the second quarter of 2005 associated with Global Services, primarily in Europe; (2) the fourth quarter of 2002 associated with the acquisition of the PricewaterhouseCoopers consulting business; (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of the company’s workforce and leased space resources; (4) the 2002 actions associated with the hard disk drive (HDD) business for reductions in workforce, manufacturing capacity and space; (5) the actions taken in 1999; and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2011	Payments	Adjustments*	3/31/2011
Current:
Workforce	$45	$(12)	$3	$36
Space	8	(4)	1	5
Total Current	$53	$(16)	$4	$41
Noncurrent:
Workforce	$395	$—	$27	$422
Space	4	—	—	4
Total Noncurrent	$399	$—	$27	$426

*   Principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

14. Contingencies: As a company with a substantial employee population and with clients in more than 170 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company is a leader in the information technology industry and, as such, has been and will continue to be subject to claims challenging its IP rights and associated products and offerings, including claims of copyright and patent infringement and violations of trade secrets and other IP rights. In addition, the company enforces its own IP against infringement, through license negotiations, lawsuits or otherwise. Also, as is typical for companies of IBM’s scope and scale, the company is party to actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the company’s pension, retirement and other benefit plans), as well as actions with respect to contracts, product liability, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Some of the actions to which the company is party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise.

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

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain IP rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM. This decision has been appealed by T3. In January 2009, T3 filed a complaint with the European Commission alleging that IBM violated European Union competition law based on the facts alleged in the above-referenced U.S. litigation involving T3. Complaints concerning competition matters were also filed with the European Commission in March 2010 by TurboHercules SAS and in late July 2010 by Neon Enterprise Software, LLC (Neon). IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM, and the DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM. In July 2010, the European Commission notified the company that it has decided to initiate proceedings to further investigate IBM regarding possible infringements of European Union competition law.

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

The company is a defendant in an action filed on April 2, 2009 in the United States District Court for the Eastern District of Texas by ACQIS LLC (Acqis), which alleges that certain IBM products infringe certain patents relating generally to modular computing devices. Acqis seeks damages and injunctive relief. The trial took place in February 2011, and in late February, the jury found in favor of Acqis and awarded damages in the amount of $9 million. Both parties have submitted post-trial motions, and the deadline for appeal is 30 days after the court’s ruling on all such motions.

The company was a defendant in an action filed on February 5, 2010 in the United States District Court for the Eastern District of Virginia by TecSec, Inc., which alleged that certain IBM products infringe certain patents relating generally to encryption. TecSec sought damages and injunctive relief. The case was set for trial in March 2011. In late February 2011, the court granted IBM’s motion for summary judgment of non-infringement, and final judgment has been entered in favor of IBM. Plaintiff filed a notice of appeal in late March.

The company is a co-defendant in numerous purported class actions filed on and after March 18, 2011 in federal and state courts in California in connection with an information technology outsourcing agreement between Health Net, Inc. and IBM. The complaints allege numerous and different causes of action, including for violation of the California Confidentiality of Medical Information Act, unfair competition, invasion of privacy, negligence, bailment and conversion, in connection with plaintiffs having been notified that certain of their personal information is believed to be contained on hard drives that are unaccounted for at one of Health Net’s data centers in California. Plaintiffs in these cases seek damages, as well as injunctive and declaratory relief. IBM has also received a request for information regarding this matter from the California Attorney General.

Notes to Consolidated Financial Statements — (continued)

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy.  The trial in the High Court is expected to begin in May 2012. In addition, IBM UK is a defendant in approximately 275 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed pending resolution of the above-referenced High Court proceedings. In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one representative beneficiary of the UK Trust membership, seeking an order modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan dating back to 1983. The High Court is expected to address this claim at the same time it considers the above-referenced claims in the proceedings initiated in May 2010.

In January 2004, the Seoul District Prosecutors Office in South Korea announced it had brought criminal bid-rigging charges against several companies, including IBM Korea and LG IBM (a joint venture between IBM Korea and LG electronics, which has since been dissolved, effective January, 2005) and had also charged employees of some of those entities with, among other things, bribery of certain officials of government-controlled entities in Korea and bid rigging. IBM Korea and LG IBM cooperated fully with authorities in these matters. A number of individuals, including former IBM Korea and LG IBM employees, were subsequently found guilty and sentenced. IBM Korea and LG IBM were also required to pay fines. Debarment orders were imposed at different times, covering a period of no more than a year from the date of issuance, which barred IBM Korea from doing business directly with certain government-controlled entities in Korea. All debarment orders have since expired and when they were in force did not prohibit IBM Korea from selling products and services to business partners who sold to government-controlled entities in Korea. In addition, the U.S. Department of Justice and the Securities and Exchange Commission (SEC) have both contacted the company in connection with this matter. In March 2008, the company received a request from the SEC for additional information. In March 2011, the company announced that it has agreed to settle a civil enforcement action with the SEC relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of 1977. As part of the settlement, IBM has consented to the entry of a judgment relating to the books and records and internal control provisions of the securities laws. IBM has also agreed to pay a total of $10 million, categorized by the SEC as follows: (i) $5.3 million, representing profits gained as a result of the conduct alleged in the SEC’s complaint, (ii) prejudgment interest on that amount of $2.7 million, and (iii) a civil penalty of $2 million. The settlement is subject to court approval.

The company is a defendant in numerous actions filed after January 1, 2008 in the Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount.  At a hearing in March 2011, the Court indicated that the first trial in these cases would not take place before October 2012.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters include claims for taxes on the importation of computer software. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil, and in late July 2009, the company received written confirmation

Notes to Consolidated Financial Statements — (continued)

regarding this decision. The total potential amount related to the remaining matters for all applicable years is approximately $650 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2011, were not material to the Consolidated Financial Statements. Based on its experience, the company believes that the damage amounts claimed in the matters previously referred to are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Whether any losses, damages or remedies finally determined in any such claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter which may give rise to additional factors.

15. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,671 million and $3,415 million at March 31, 2011 and December 31, 2010, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,963 million and $2,825 million at March 31, 2011 and December 31, 2010, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $47 million and $48 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Notes to Consolidated Financial Statements — (continued)

Standard Warranty Liability

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts  are presented in the following tables:

(Dollars in millions)	2011	2010
Balance at January 1	$375	$316
Current period accruals	93	94
Accrual adjustments to reflect actual experience	3	2
Charges incurred	(105)	(100)
Balance at March 31	$366	$312

Extended Warranty Liability

(Dollars in millions)	2011	2010
Aggregate deferred revenue at January 1	$670	$665
Revenue deferred for new extended warranty contracts	66	66
Amortization of deferred revenue	(84)	(79)
Other*	5	(8)
Aggregate deferred revenue at March 31	$658	$644

Current portion	$319	$297
Noncurrent portion	338	347
Aggregate deferred revenue at March 31	$658	$644

* Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On April 26, 2011, the company announced that the Board of Directors approved a quarterly dividend of $0.75 per common share. The dividend is payable June 10, 2011 to stockholders of record on May 10, 2011. The dividend declaration represents an increase of $0.10 and is 15 percent higher than the prior quarterly dividend of $0.65 per common share.

On April 26, 2011, the company announced that the Board of Directors authorized $8 billion in additional funds for use in the company’s common stock repurchase program.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2011	2010	Change
Revenue	$24,607	$22,857	7.7	%*
Gross profit margin	44.1%	43.6%	0.5	Pts.
Total expense and other income	$7,041	$6,462	9.0%
Total expense and other income to revenue ratio	28.6%	28.3%	0.3	Pts.
Provision for income taxes	$954	$914	4.4%
Net income	$2,863	$2,601	10.1%
Net income margin	11.6%	11.4%	0.3	Pts.
Earnings per share:
Assuming dilution	$2.31	$1.97	17.3%
Basic	$2.34	$2.00	17.0%
Weighted-average shares outstanding:
Assuming dilution	1,240.0	1,321.6	(6.2)%
Basic	1,222.2	1,301.2	(6.1)%

	3/31/11	12/31/10
Assets	$112,960	$113,452	(0.4)%
Liabilities	$90,185	$90,279	(0.1)%
Equity	$22,776	$23,172	(1.7)%

* 5.0 percent adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion are made so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency.

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separated business results into operating and non-operating categories beginning January 1, 2011. Operating earnings is a non-GAAP measure that excludes the effects of certain acquisition-related charges and retirement-related costs, and their related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. For retirement-related costs, the company has characterized certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and non-pension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside the operational performance of the business.

Management Discussion – (continued)

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and, allows the company to provide a long-term strategic view of the business going forward. For its 2015 earnings per share road map, the company is utilizing an operating view to establish its objectives and track its progress. Effective January 1, 2011, the company’s segment financial results and performance reflect operating earnings, consistent with the company’s management and measurement system.

The following table provides the company’s non-GAAP operating earnings for the first quarter of 2011 and 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2011	2010	Change
Net income as reported	$2,863	$2,601	10.1%
Adjustments (net of tax):
Acquisition-related charges	117	82	42.7
Non-operating retirement-related costs/(income)	10	(45)	nm
Operating (non-GAAP) earnings*	$2,990	$2,638	13.3%
Diluted operating (non-GAAP) earnings per share:	$2.41	$2.00	20.5%

* See pages 61 and 62 for a more detailed reconciliation of net income to operating earnings.

nm — not meaningful

Financial Performance Summary:

In the first quarter of 2011, the company delivered strong financial results highlighted by revenue growth of 7.7 percent (5 percent adjusted for currency), continued margin expansion and double-digit diluted earnings per share growth of 17.3 percent as reported and 20.5 percent on an operating (non-GAAP) basis. The company generated approximately $4 billion in cash from operations in the quarter enabling significant shareholder returns - almost $5 billion in common stock repurchases and dividends in the period. With this start to the year, in April 2011, the company increased its expectation for full year earnings per share.

Revenue performance in the first quarter was driven by Systems and Technology, Software and Global Services. Segment performance was led by Systems and Technology which increased revenue 18.7 percent (16 percent adjusted for currency) with double-digit growth as reported in every brand, led by System z mainframe and Power Systems offerings. Software revenue increased 5.8 percent as reported, however, excluding the divested PLM operations, revenue improved 9.6 percent (8 percent adjusted for currency) driven by key branded middleware. Total Global Services revenue increased 6.2 percent (3 percent adjusted for currency) in the first quarter versus the prior year, an improved constant currency growth rate compared to the fourth quarter of 2010. Services revenue was led by total outsourcing revenue which increased 6.8 percent (4 percent adjusted for currency).

In the first quarter, the company’s key growth plays also had excellent performance. Total revenue from the growth markets increased 17.5 percent (12 percent adjusted for currency) driven by the BRIC countries (Brazil, Russia, India and China) which increased 25.6 percent (22 percent adjusted for currency). Overall, in the first quarter, the company had almost 40 countries within the growth markets which increased revenue at a double-digit rate, adjusted for currency, compared to the prior year. Business analytics revenue increased 20 percent year to year with strong contribution from both software offerings and the consulting business. Revenue from the company’s cloud computing offerings was 5 times first quarter 2010 revenue and smarter planet revenues increased approximately 20 percent in the first quarter as the company is applying information technology outside its traditional market areas.

The consolidated gross margin increased 0.5 points versus the first quarter of 2010 to 44.1 percent. The operating (non-GAAP) gross margin increased 0.8 points to 44.5 percent. The improvement in gross margin was broad based, led by Systems and Technology which improved by 4.7 points year to year. Software, Global Business Services and Global Financing also delivered improved gross margins in the first quarter.

Management Discussion – (continued)

Total expense and other (income) increased 9.0 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 8.2 percent compared to the first quarter of 2010. Expense growth in the quarter was in line with revenue growth in the period and supported the overall revenue performance. The year-to-year key drivers for both categories were approximately:

•	Base expense, 4 points
•	Acquisitions*, 4 points
•	Currency**, 1 point

*	Includes acquisitions completed in prior 12-month period.
**	Reflects impacts of translation and hedging programs.

Pre-tax income grew 8.6 percent and the pre-tax margin was 15.5 percent, an increase of 0.1 points versus the first quarter of 2010. Net income increased 10.1 percent and the net income margin of 11.6 percent improved 0.3 points year to year. The effective tax rate for the first quarter was 25.0 percent, compared with 26.0 percent in the prior year. Operating (non-GAAP) pre-tax income grew 12.1 percent and the pre-tax margin was 16.2 percent, an increase of 0.6 points versus the prior year. Operating (non-GAAP) net income increased 13.3 percent and the operating (non-GAAP) net income margin of 12.1 percent increased 0.6 points versus the prior year. The operating (non-GAAP) effective tax rate was 25.0 percent versus 25.8 percent in the first quarter of 2010.

Diluted earnings per share improved 17.3 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first quarter, the company repurchased 25 million shares of its common stock. Diluted earnings per share of $2.31 increased $0.34 from the prior year. Operating (non-GAAP) diluted earnings per share of $2.41 increased $0.41 versus the first quarter of 2010 driven by the following factors:

•	Revenue increase at actual rates:	$0.15
•	Margin expansion:	$0.11
•	Common stock repurchases:	$0.15

In the first quarter, the improvement in earnings per share was balanced with contribution from all the key drivers — revenue growth, margin expansion and the effective use of cash consistent with the 2015 Road Map.

At March 31, 2011, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s full year objectives. Cash and marketable securities at quarter end were $13,245 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $491 million ($1,999 million adjusted for currency) from December 31, 2010 driven by:

•                  Decreases in total receivables ($2,861 million), short-term marketable securities ($508 million) and investment and sundry assets ($398 million), partially offset by;

•                  Increased cash and cash equivalents ($2,102 million), prepaid pension assets ($720 million) and goodwill ($272 million).

Total liabilities decreased $95 million ($1,056 million adjusted for currency) from December 31, 2010 driven by:

•                  Decreases in taxes ($1,686 million), accounts payable ($1,057 million)  and compensation and benefits ($582 million), partially offset by;

•                  Increased total debt ($1,632 million) and deferred income ($1,298 million).

Total equity of $22,776 million decreased $397 million from December 31, 2010 as a result of:

•                  Increased treasury stock ($3,917 million) driven by share repurchases, partially offset by;

•                  Higher retained earnings ($2,058 million), common stock ($860 million) and higher foreign currency translation adjustments ($535 million).

The company generated $3,792 million in cash flow provided by operating activities, a decrease of $644 million compared to the first quarter of 2010, driven primarily by higher net income tax payments ($766 million) in the first quarter of 2011 versus 2010. Net cash provided by investing activities of $498 million increased $1,197 million primarily due to the

Management Discussion – (continued)

net benefit of  $495 million from purchases and sales of marketable securities and other investments in the first quarter of 2011 versus 2010 and a decrease in cash used for acquisitions of $773 million. Net cash used in financing activities of $2,314 million decreased $1,053 million compared to the prior year primarily due to a decrease in net cash to settle debt ($706 million) and higher short-term borrowings ($461 million).

In January 2011, the company disclosed that it is expecting GAAP earnings of at least $12.56 and operating (non-GAAP) earnings of at least $13.00 per diluted share for the full year 2011. In April 2011, the company increased its expectation for  GAAP earnings per diluted share to at least $12.73 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.15 for the full year.

Japan:

On March 11, 2011, a magnitude 9.0 earthquake and tsunami occurred in the northeast region of Japan, resulting in numerous casualties and extensive damage throughout the region.  The company was able to confirm that all of its employees were safe following the disasters.

The company’s operations in Japan represented approximately 11 percent of total consolidated revenues in 2009 and 2010, respectively, and include over 200 site locations in the country.  Damage occurred at certain company owned sites, consisting primarily of interior building damage, and an immaterial charge was recorded in the first quarter 2011 financial results. The charge was not netted against anticipated insurance recoveries as it was below the company’s policy deductible.

As a result of the disasters, nuclear power plants were damaged causing radiation leakage and an evacuation zone to be established near the Fukushima power plant.  None of the company’s locations are within the current 12-19 mile Fukushima evacuation zone, although the company has locations within a 50-75 mile radius of the power plant. The nuclear power plant issue has resulted in rolling blackouts, which, although suspended in mid-April, are anticipated to restart later in the second quarter and perhaps beyond. Powerful aftershocks have also caused electrical outages. Certain company locations have been impacted by these power outages. The company is mitigating potential impacts to customers and its own operations through the use of generators and temporary backups.  The cost of these activities will be ongoing and could increase based on the demand for diesel fuel, temporary space and other conditions. Overall, these costs are not expected to be material to the company’s financial results.

The company experienced no losses resulting from damage to inventory or Global Financing lease-related assets that were insurable by the company.  The company also assessed any potential credit risk related to customer receivables and concluded there were no material changes required.

The majority of the company’s revenues in Japan are services related. These revenues are predominantly annuity-based and are therefore more stable through various market conditions. Within the quarter, the company experienced some deterioration in March, but it was not much different than the dynamics seen through February. There was not a significant change in the trajectory of the business in the quarter.

Supply of components used in certain of the company’s hardware products are produced by Japanese manufacturers. In the first quarter, there was no material impact to the Systems and Technology business due to supply issues, and based on the company’s current assessment, it is not anticipating any significant issues through the second quarter. In addition, the company does not anticipate any significant issues in its services business with regard to subcontractor availability and other supply issues.

Going forward, any business interruption and other earthquake related damages will be aggregated and assessed for recovery under the company’s insurance coverage, subject to policy deductibles.

Management Discussion – (continued)

Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the first-quarter 2011 versus first-quarter 2010 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended March 31:	2011	2010*	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$9,863	$9,306	6.0%		2.9%
Gross margin	33.8%	34.2%	(0.5	)pts.
Global Business Services	4,710	4,410	6.8%		3.3%
Gross margin	27.4%	27.2%	0.2	pts.
Software	5,308	5,018	5.8%		4.4%
Gross margin	87.0%	85.6%	1.5	pts.
Systems and Technology	4,019	3,385	18.7%		16.4%
Gross margin	37.8%	33.1%	4.7	pts.
Global Financing	516	537	(4.0)%		(6.2)%
Gross margin	53.5%	49.8%	3.7	pts.
Other	190	200	(4.6)%		(6.0)%
Gross margin	(41.3)%	(35.7)%	(5.6	)pts.
Total consolidated revenue	$24,607	$22,857	7.7%		5.0%
Operating (non-GAAP) gross profit	$10,957	$9,996	9.6%
Operating (non-GAAP) gross margin	44.5%	43.7%	0.8	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	(85)	(55)
Retirement-related (costs)/income	(14)	35
Total consolidated gross profit	$10,858	$9,976	8.8%
Total consolidated gross margin	44.1%	43.6%	0.5	pts.

* Reclassified to conform with 2011 presentation.

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Revenue		Pre-tax income
For the three months ended March 31:	2011	2010	2011	2010*
Global Technology Services	40.4%	41.1%	29.0%	25.5%
Global Business Services	19.3	19.5	15.0	11.8
Total Global Services	59.7	60.5	44.0	37.3
Software	21.7	22.1	40.7	56.6
Systems and Technology	16.5	14.9	3.1	(5.2)
Global Financing	2.1	2.4	12.2	11.4
Total	100.0%	100.0%	100.0%	100.0%

* Reclassified to conform with 2011 presentation.

Management Discussion – (continued)

The workforce rebalancing charges recorded in the first quarter of 2010 and 2011 and the first quarter 2010 PLM transaction gain impacted the year-to-year results of the company’s reportable segments. Workforce rebalancing charges were incurred in every segment in both periods. The PLM transaction gain ($591 million) was recorded in Software in the first quarter of 2010. In the segment analysis below and in the Global Financing analysis on page 56, each segment’s pre-tax income and pre-tax margin is presented on an as-reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), had combined revenue of $14,573 million in the first quarter, an increase of 6.2 percent (3 percent adjusted for currency) year to year. The combined constant currency revenue growth rate year to year in the first quarter of 2011 improved 1 point sequentially compared to the fourth quarter of 2010. Total outsourcing revenue of $6,850 million increased 6.8 percent (4 percent adjusted for currency) driven by revenue from backlog and new sales into existing base accounts. Total transactional revenue of $5,878 million increased 6.4 percent (3 percent adjusted for currency). The estimated Global Services backlog was $142 billion at March 31, 2011, an increase of $8 billion ($1.5 billion adjusted for currency) compared to the March 31, 2010 level and flat (decrease of $3 billion adjusted for currency) compared to the December 31, 2010 level. Adjusted for currency, the year-to-year increase in backlog was driven by an increase in the opening backlog, lower levels of erosion and growth in the base accounts. Backlog for the outsourcing businesses was estimated to be $95 billion at March 31, 2011, an increase of $4 billion (decrease of $0.5 billion adjusted for currency) from March 31, 2010 and a decrease of $1 billion ($3 billion adjusted for currency) from December 31, 2010.

(Dollars in millions) For the three months ended March 31:	2011	2010*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted for Currency
Global Services external revenue:	$14,573	$13,716	6.2%	3.1%
Global Technology Services	$9,863	$9,306	6.0%	2.9%
Outsourcing	5,794	5,454	6.2	3.1
Integrated Technology Services	2,224	2,073	7.3	4.0
Maintenance	1,845	1,779	3.7	1.3
Global Business Services	$4,710	$4,410	6.8%	3.3%
Outsourcing	1,055	958	10.1	6.2
Consulting and Systems Integration	3,654	3,452	5.9	2.5

* Reclassified to conform with 2011 presentation of Outsourcing and Consulting and Systems Integration revenue within GBS.

Global Technology Services revenue increased 6.0 percent (3 percent adjusted for currency) versus the first quarter of 2010. GTS Outsourcing revenue increased 6.2 percent (3 percent adjusted for currency). The revenue growth rate year to year in the first quarter of 2011 improved 2 points at constant currency compared to the fourth quarter of 2010, driven primarily by increased revenue from backlog and double-digit growth in add-on business in the base Strategic Outsourcing accounts. The growth markets continued to drive strong performance in GTS Outsourcing with revenue up 18.4 percent (11 percent adjusted for currency) in the first quarter. Integrated Technology Services (ITS) revenue increased 7.3 percent (4 percent adjusted for currency) in the first quarter also driven by the growth markets where revenue increased 16.1 percent (11 percent adjusted for currency).

Global Business Services revenue increased 6.8 percent (3 percent adjusted for currency) versus the first quarter of 2010 and delivered growth in both outsourcing and the transactional businesses. Application Outsourcing revenue, which accounted for approximately 20 percent of total GBS revenue in the first quarter of 2011, increased 10.1 percent (6 percent adjusted for currency). Consulting and Systems Integration, which includes Consulting, Application Management Services systems integration and the U.S. Federal business, had revenue growth in the first quarter of 5.9 percent (2 percent adjusted for currency). Geographically, revenue performance, adjusted for currency, was led by North America with growth of 6 percent. From an industry sector perspective, GBS revenue growth in the first quarter was led by Distribution, General Business and Communications. GBS continued to have strong performance in its growth initiatives in the first quarter with revenue growth of over 30 percent in business analytics.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2011	2010+	Change
Global Technology Services:
External gross profit	$3,330	$3,186	4.5%
External gross profit margin	33.8%	34.2%	(0.5	)pts.
Pre-tax income	$1,238	$957	29.3%
Pre-tax margin	12.2%	9.9%	2.2	pts.
Pre-tax income — normalized*	$1,354	$1,230	10.1%
Pre-tax margin — normalized	13.3%	12.8%	0.5	pts.
Global Business Services:
External gross profit	$1,290	$1,199	7.7%
External gross profit margin	27.4%	27.2%	0.2	pts.
Pre-tax income	$640	$445	43.6%
Pre-tax margin	13.0%	9.7%	3.4	pts.
Pre-tax income — normalized**	$685	$574	19.5%
Pre-tax margin — normalized	14.0%	12.4%	1.5	pts.

*	Excludes $116 million and $273 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.
**	Excludes $45 million and $128 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.
+	Reclassified to conform with 2011 presentation.

GTS gross profit increased 4.5 percent compared to the first quarter of 2010, with gross profit margin declining 0.5 points to 33.8 percent. A margin decline in outsourcing was partially offset by gross margin expansion in ITS and Maintenance. On a normalized basis, segment pre-tax income growth was better than balanced with revenue growth and increased 10.1 percent with a pre-tax margin expansion of 0.5 points versus the first quarter of 2010.

GBS gross profit increased 7.7 percent and gross margin expanded 0.2 points to 27.4 percent in the first quarter of 2011. On a normalized basis, segment pre-tax profit increased 19.5 percent with pre-tax margin expansion of 1.5 points compared to the first quarter of 2010. The margin expansion was driven by improved utilization, delivery excellence and improved spending management.

Global Services Backlog

Total estimated Global Services backlog at March 31, 2011 was $142 billion, an increase of $8 billion ($1.5 billion adjusted for currency) compared to the March 31, 2010 balance. The estimated Outsourcing backlog at March 31, 2011 was $95 billion, an increase of $4 billion (decrease of $0.5 billion adjusted for currency) versus the prior year period. The year-to-year backlog growth was driven by an increase in the opening backlog, lower levels of erosion, growth in the company’s base accounts and currency fluctuations.

In the first quarter, outsourcing revenue driven from backlog increased over 3 percent and revenue from sales into existing base accounts also increased, driving the total growth in outsourcing revenue, at constant currency, of 4 percent compared to the first quarter of 2010.

(Dollars in billions) For the three months ended March 31:	2011	2010	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Backlog:
Total Backlog	$142.2	$134.0	$8.2	$1.5
Outsourcing Backlog	$95.5	$91.3	$4.2	$(0.5)

Total Global Services backlog includes GTS Outsourcing, ITS, GBS Outsourcing, Consulting and Systems Integration and Maintenance. Outsourcing backlog includes GTS Outsourcing and GBS Outsourcing. Backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

Management Discussion – (continued)

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

Signings include GTS Outsourcing, ITS, GBS Outsourcing and Consulting and Systems Integration contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Maintenance is not included in signings as maintenance contracts tend to be more steady state, where revenues equal renewals.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

(Dollars in billions) For the three months ended March 31:	2011	2010*	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Outsourcing signings	$4.7	$6.4	(26.5)%	(29.9)%
Transactional signings	5.8	5.8	(0.9)	(4.8)
Total signings	$10.5	$12.3	(14.3)%	(17.9)%

* Reclassified to conform with 2011 presentation.

Software

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended March 31:	2011	2010*	Percent Change	Adjusted for Currency
Software external revenue:	$5,308	$5,018	5.8%	4.4%
Middleware:	$4,348	$4,004	8.6%	7.2%
Key Branded Middleware:	3,252	2,809	15.7	14.2
WebSphere Family			51.5	49.9
Information Management			12.7	11.4
Lotus			0.6	(1.5)
Tivoli			7.9	6.2
Rational			4.7	2.5
Other middleware	1,096	1,194	(8.2)	(9.2)
Operating systems	542	499	8.6	7.2
Other	418	515	(18.9)	(20.0)

* Reclassified to conform with 2011 presentation.

Software revenue of $5,308 million increased 5.8 percent (4 percent adjusted for currency) in the first quarter of 2011 compared to the first quarter of 2010. Adjusting for the divested PLM operations, revenue grew at 9.6 percent (8 percent adjusted for currency) in the first quarter of 2011. Software revenue growth was led by business analytics, storage management and business integration as well as contribution from Netezza, a recent acquisition completed in November 2010. The software business continues to benefit from the company’s growth initiatives, with revenue from the growth markets up 20 percent (16 percent adjusted for currency), and business analytics revenue up 15 percent (14 percent adjusted for currency).

Key Branded Middleware revenue increased 15.7 percent (14 percent adjusted for currency) and gained share for the 14th straight quarter as the business continues to extend its lead in the middleware market. Gartner, Inc. again named the company the worldwide market share leader in the application infrastructure and middleware segment with market share nearly double that of the nearest competitor. Software revenue continues to mix to the faster growing branded middleware which accounted for 61 percent of total software revenue in the first quarter. Revenue growth in the first quarter was led by WebSphere and Information Management.

Management Discussion – (continued)

WebSphere revenue increased 51.5 percent (50 percent adjusted for currency) and gained share in the first quarter of 2011. Application Servers and Business Integration, two of the largest product sets in WebSphere, each grew nearly 30 percent year to year. Sterling Commerce, Unica and Coremetrics were also strong contributors to WebSphere’s performance.

Information Management revenue increased 12.7 percent (11 percent adjusted for currency) in the first quarter of 2011. Business analytics software revenue was up double digits for the sixth consecutive quarter. Distributed Database products had a strong quarter with double-digit growth in its base business, complemented by Netezza performance. Netezza’s transactional volumes increased 50 percent versus the pre-acquisition prior year period.

Tivoli revenue increased 7.9 percent (6 percent adjusted for currency) in the first quarter of 2011 compared to the first quarter of 2010. Tivoli Storage management software had revenue growth of 19.6 percent (18 percent adjusted for currency), driven by growth of over 60 percent in software for XIV storage products.

Rational revenue increased 4.7 percent (3 percent adjusted for currency) in the first quarter of 2011. Rational’s Jazz-based products grew 64 percent (61 percent adjusted for currency), the fifth consecutive quarter of year-to-year growth of over 50 percent.

Operating systems revenue increased 8.6 percent (7 percent adjusted for currency) in the first quarter of 2011, driven primarily by Power Systems related products.

Other software revenue decreased 18.9 percent (20 percent adjusted for currency) year over year, due primarily to the divestiture of the PLM operations in the first quarter of 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2011	2010**	Change
Software:
External gross profit	$4,620	$4,294	7.6%
External gross profit margin	87.0%	85.6%	1.5	pts.
Pre-tax income	$1,735	$2,127	(18.4)%
Pre-tax margin	28.3%	36.8%	(8.6	)pts.
Pre-tax income — normalized*	$1,774	$1,633	8.6%
Pre-tax margin — normalized	28.9%	28.3%	0.6	pts.

*    Excludes $39 million and $98 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, and ($591 million) related to the PLM gain in the first quarter of 2010.

** Reclassified to conform with 2011 presentation.

Software gross profit of $4,620 million in the first quarter of 2011 increased 7.6 percent versus the first quarter of 2010. Gross profit margin expanded 1.5 points to 87.0 percent, driven primarily by the divestiture of the lower margin PLM revenue. Normalized Software pre-tax profit was up 8.6 percent, better than balanced with revenue growth, and normalized pre-tax margin expanded 0.6 points to 28.9 percent.

Systems and Technology

				Yr. to Yr.
(Dollars in millions) For the three months ended March 31:	2011	2010	Yr. to Yr. Percent Change	Percent Change Adjusted for Currency
Systems and Technology external revenue:	$4,019	$3,385	18.7%	16.4%
System z			41.0%	37.8%
Power Systems			19.4	16.9
System x			13.1	10.4
Storage			10.2	7.7
Retail Store Solutions			18.2	16.7
Total Systems			18.2	15.6
Microelectronics OEM			23.0	23.0

Management Discussion – (continued)

Systems and Technology revenue increased 18.7 percent (16 percent adjusted for currency) in the first quarter of 2011 versus the first quarter of 2010. Systems and Technology revenue was driven by double-digit growth in all brands. Performance was strong in the growth markets which increased 21.7 percent (19 percent adjusted for currency), while the major markets delivered double-digit growth as reported and at constant currency. Globally, Systems and Technology gained 2 points of market share in the total servers market.

System z revenue increased 41.0 percent (38 percent adjusted for currency) in the first quarter versus the prior year, with MIPS (millions of instructions per second) volumes increasing 34 percent year to year. This was the highest first quarter for MIPS growth since 2004.

Power Systems revenue increased 19.4 percent (17 percent adjusted for currency) in the first quarter of 2011 versus the first quarter of 2010. The increase was driven by entry systems which more than doubled year over year and high-end servers which increased over 30 percent, reflecting the strong market acceptance of the Power7 product line. The company extended its market leadership this quarter, the twelfth consecutive quarter of year-to-year share gains.  The strong performance in the first quarter accounted for almost all of the UNIX industry’s 8 percent growth in the period. In the first quarter, the company had 210 competitive displacements resulting in over $200 million of business, with approximately 60 percent of these wins coming from Oracle’s legacy Sun installed accounts and 30 percent from Hewlett Packard (HP) installed accounts. Since the first quarter of 2009, the company has benefited from nearly 2,000 competitive displacements resulting in approximately $2 billion of business.

In February, the company demonstrated how an optimized commercially available midrange Power 750 system — “Watson” - could interpret natural language and answer complex questions in real time. The company’s investment in this technology will provide business applications leadership to its clients.

System x revenue increased 13.1 percent (10 percent adjusted for currency) in the first quarter of 2011 versus the prior year. This was the sixth consecutive quarter of double-digit revenue growth. High-end System x revenue grew 42 percent and gained share.

Storage revenue increased 10.2 percent (8 percent adjusted for currency) in the first quarter of 2011 versus the first quarter of 2010. Performance was driven by disk revenue which increased 13 percent (11 percent adjusted for currency) primarily due to double-digit growth in enterprise disk products. Tape revenue increased 3 percent (1 percent adjusted for currency) versus the first quarter of 2010. In the growth markets, Storage revenue grew 17 percent (14 percent adjusted for currency).

Microelectronics OEM revenue increased 23.0 percent (23 percent adjusted for currency) in the first quarter of 2011 compared to the first quarter of 2010.

Retail Stores Solutions revenue increased 18.2 percent (17 percent adjusted for currency) versus the first quarter of 2010, as the company extended its leadership position as a point of sale system provider.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2011	2010**	Change
Systems and Technology:
External gross profit	$1,520	$1,122	35.5%
External gross profit margin	37.8%	33.1%	4.7	pts.
Pre-tax income	$132	$(197)	nm
Pre-tax margin	3.1%	(5.5)%	8.6	pts.
Pre-tax income — normalized*	$151	$(140)	nm
Pre-tax margin — normalized	3.5%	(3.9)%	7.5	pts.

*   Excludes $19 million and $57 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

** Reclassified to conform with 2011 presentation.

nm — not meaningful

Management Discussion – (continued)

Overall gross margin increased 4.7 points in the first quarter of 2011 versus the first quarter of 2010. The increase was driven by revenue mix (1.1 points) and improved margins in Power Systems (1.5 points), System x (1.5 points), Storage (0.5 points), System z (0.5 points) and Retail Stores Solution (0.2 points).

Systems and Technology pre-tax income on a normalized basis increased $291 million to income of $151 million, and normalized pre-tax margin increased 7.5 points to 3.5 percent in the first quarter of 2011 versus the first quarter of 2010.

Global Financing

See pages 56 to 61 for an analysis of the Global Financing segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended March 31:	2011	2010	Yr. to Yr. Percent Change	Change Adjusted for Currency
Total Revenue	$24,607	$22,857	7.7%	5.0%
Geographies:	$23,992	$22,314	7.5%	4.8%
Americas	10,339	9,482	9.0	7.9
Europe/Middle East/Africa (EMEA)	7,760	7,553	2.7	1.8
Asia Pacific	5,893	5,278	11.6	3.7

Major markets			5.2%	3.1%
Growth markets			17.5%	12.3%
BRIC countries			25.6%	21.5%

Total geographic revenue increased 7.5 percent (5 percent adjusted for currency) to $23,992 million in the first quarter of 2011, with growth in each of the geographies and strong performance in both the major markets and growth markets.

Revenue from the major markets increased 5.2 percent (3 percent adjusted for currency) in the first quarter led by growth in the U.S., France and Canada. The U.S. — the company’s largest market — had revenue growth of 6.7 percent and Canada revenue increased 14.8 percent (9 percent adjusted for currency) by leveraging the value of the System z, Power Systems and software offerings. For the second consecutive quarter, Europe’s revenue performance was led by growth in France (up 10.0 percent, 11 percent adjusted for currency).

Revenue from the growth markets increased 17.5 percent (12 percent adjusted for currency); on a constant currency basis, revenue growth outpaced the major markets by 9 points in the quarter and contributed nearly half of the company’s geographic constant currency revenue growth in the first quarter. In the BRIC countries, revenue increased 25.6 percent (22 percent adjusted for currency) with growth in each of the four countries led by strong growth in China (up 36.1 percent, 33 percent adjusted for currency) and Russia (up 54.1 percent, 53 percent adjusted for currency). The company is continuing to expand into new markets and had double-digit revenue growth in almost 40 growth market countries, adjusted for currency, in the first quarter of 2011. The company is leveraging its high-end systems and software portfolio, and implementing transformational services projects in these markets. In the first quarter, hardware revenue grew 19 percent, with strong growth in System z, Power Systems and System x, and Software revenue grew 16 percent, adjusted for currency. Outsourcing services revenue grew 12 percent in the first quarter, adjusted for currency, and outsourcing signings more than doubled year to year. With this performance, the growth markets gained share overall as well as in hardware, software and total services.

Americas revenue increased 9.0 percent (8 percent adjusted for currency) in the first quarter of 2011. Within the major markets, the U.S. increased 6.7 percent and Canada increased 14.8 percent (9 percent adjusted for currency). Revenue in the Latin America growth markets increased 16.1 percent (11 percent adjusted for currency) led by growth in Brazil of 13.9 percent (7 percent adjusted for currency).

Management Discussion – (continued)

EMEA revenue increased 2.7 percent (2 percent adjusted for currency) in the first quarter of 2011. Revenue performance in the major markets was mixed with France up 10 percent (11 percent adjusted for currency), the U.K. up 5.9 percent (3 percent adjusted for currency) and Spain up 3.2 percent (4 percent adjusted for currency), while revenue declined in Germany 3.4 percent (2 percent adjusted for currency) and Italy 4.5 percent (3 percent adjusted for currency). Revenue in the EMEA growth markets increased 9.8 percent (8 percent adjusted for currency) in the first quarter of 2011.

Asia Pacific revenue increased 11.6 percent (4 percent adjusted for currency) year over year. Revenue from the Asia Pacific growth markets increased 20.1 percent (14 percent adjusted for currency), led by growth in China of 36.1 percent (33 percent adjusted for currency) and India of 16.1 percent (15 percent adjusted for currency). Japan revenue increased 4.9 percent as reported, but decreased 5 percent adjusted for currency.

OEM revenue of $614 million in the first quarter of 2011 increased 13.1 percent (13 percent adjusted for currency) led by growth in the Microelectronics OEM business.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010*	Change
Total operating (non-GAAP) expense and other (income)	$6,971	$6,441	8.2%
Amortization of acquired intangible assets	73	60	22.9
Acquisition-related charges	7	2	nm
Non-operating retirement-related costs/(income)	(10)	(40)	(76.5)
Total consolidated expense and other (income)	$7,041	$6,462	9.0%
Operating (non-GAAP) expense-to-revenue ratio	28.3%	28.2%	0.2	pts.
Total consolidated expense-to-revenue ratio	28.6%	28.3%	0.3	pts.

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Total expense and other (income) increased 9.0 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 8.2 percent compared to the first quarter of 2010. In the first quarter, the company had investment gains associated with asset sales of $215 million and workforce rebalancing charges of $222 million. In the first quarter of 2010, the company recorded a gain of $591 million associated with the sale of its PLM operations and workforce rebalancing charges of $558 million. While these transactions are significant, the combined impact of the two actions in 2010 and the two actions in 2011 had minimal impact on the company’s year to year performance in the first quarter. Overall expense growth in the quarter was in line with revenue growth. Base expense — excluding currency and acquisitions — increased 4 points to support the revenue performance in the quarter. The year-to-year key drivers for both expense presentations were approximately:

•                  Base expense, 4 points

•                  Acquisitions*, 4 points

•                  Currency**, 1 point

*   Includes acquisitions completed in prior 12-month period.

** Reflects impacts of translation and hedging programs.

For additional information regarding Total expense and other (income), see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010*	Change
Selling, general and administrative expense:
Selling, general and administrative — base	$4,920	$4,474	10.0%
Advertising and promotional expense	323	300	7.5
Workforce reductions	222	558	(60.2)
Retirement-related costs	157	154	1.7
Stock-based compensation	130	133	(2.3)
Bad debt expense	(13)	6	nm
Operating (non-GAAP) selling, general and administrative expense	5,740	5,626	2.0%
Amortization of acquired intangibles assets	73	60	22.9
Acquisition-related charges	3	2	62.0
Non-operating retirement-related costs/(income)	10	(10)	nm
Total consolidated selling, general and administrative expense	$5,826	$5,677	2.6%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Total Selling, general and administrative (SG&A) expense increased 2.6 percent (2 percent adjusted for currency) in the first quarter of 2011 versus the first quarter of 2010. The increase was driven by approximately 4 points due to the effects of acquisition-related spending and approximately 4 points due to increased base expense, excluding currency and acquisitions. These increases were partially offset by lower workforce reductions expense in 2011 versus 2010. Workforce reduction charges in 2011 were primarily in Europe, while the 2010 workforce reduction charges were primarily in Europe and Asia Pacific. Operating (non-GAAP) SG&A expense increased 2.0 percent (1 percent adjusted for currency). The increase was driven by the same factors described above.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$96	$(121)	nm %
(Gains)/losses on derivative instruments	(40)	187	nm
Interest income	(36)	(19)	89.2
Net (gains)/losses from securities and investment assets	(215)	15	nm
Other	(11)	(608)	(98.2)
Operating (non-GAAP) other (income) and expense	(206)	(545)	(62.2)%
Acquisition-related charges	4	—	nm
Total consolidated other (income) and expense	$(202)	$(545)	(62.9)%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Other (income) and expense was income of $202 million in the first quarter of 2011 versus income of $545 million in the first quarter of 2010. The decrease in income was primarily driven by the net gain ($591 million) from the PLM transaction recorded in the first quarter of 2010 reflected in Other in the table above. In addition, income decreased due to higher foreign currency transaction losses ($217 million) in the first quarter of 2011 versus the prior year.

These decreases were partially offset by higher gains on derivative instruments ($227 million) due to foreign currency rate volatility in the first quarter of 2011 versus the prior year. In addition, net gains from securities and investment assets increased $230 million, primarily due to asset sales in the first quarter of 2011.

Management Discussion – (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010*	Change
Operating (non-GAAP) research, development and engineering	$1,606	$1,539	4.4%
Non-operating retirement-related costs/(income)	(19)	(30)	(35.9)
Total consolidated research, development and engineering	$1,587	$1,509	5.2%

* Reclassified to conform with 2011 presentation.

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 5.2 percent in the first quarter of 2011 versus the first quarter of 2010 primarily driven by: acquisitions (5 points) and currency impacts (1 point), partially offset by base expense (1 point). Operating (non-GAAP) RD&E expense increased 4.4 percent compared to the prior year driven by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property (IP)	$66	$41	59.5%
Licensing/royalty-based fees	53	79	(33.0)
Custom development income	144	141	1.6
Total	$262	$261	0.3%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the first quarter of 2011 and 2010.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010	Change
Interest expense:
Total	$93	$82	13.1%

The increase in interest expense was driven by higher average debt levels, partially offset by lower average interest rates in the first quarter of 2011 versus the comparable period of 2010. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 60 for additional information regarding Global Financing debt and interest expense. Overall, total interest expense for the first quarter of 2011 was $235 million, an increase of $4 million year to year.

Management Discussion – (continued)

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2011	2010	Change
Retirement-related plans — cost:
Service cost	$141	$138	2.1%
Amortization of prior service cost/(credits)	(39)	(44)	(12.8)
Cost of defined contribution plans	410	390	5.4
Total operating costs	$513	$484	6.1%
Interest cost	$1,149	$1,202	(4.4)%
Expected return on plan assets	(1,638)	(1,636)	0.1
Recognized actuarial losses	459	300	53.1
Plan amendments/curtailments/settlements	(0)	27	nm
Multiemployer plan/other costs	34	31	7.6
Total non-operating costs/(income)	$4	$(76)	nm
Total retirement-related plans — cost	$517	$408	26.8%

nm — not meaningful

Overall retirement-related plans cost increased $109 million in the first quarter of 2011 versus the first quarter of 2010, driven by increased amortization of actuarial losses ($159 million), partially offset by a reduction in interest cost ($53 million).  As discussed in the “Snapshot” section on pages 34 and 35, the company has begun to characterize certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs for the first quarter of 2011 were $513 million, an increase of $30 million compared to the first quarter of 2010. This increase was primarily driven by higher cost of defined contribution plans ($21 million). Non-operating costs/(income) of $4 million increased $80 million in the first quarter of 2011 compared to the first quarter of 2010 driven primarily by an increase in recognized actuarial losses of $159 million, partially offset by lower interest cost of $53 million and a $27 million decrease in curtailment/settlement charges.

See Note 10, “Retirement-Related Benefits,” on pages 26 and 27 for additional information on these plans and the factors driving the year-to-year change in total cost.

Taxes

The effective tax rates for the first quarter of 2011 and 2010 were 25.0 percent and 26.0 percent, respectively. The decline in the rate year to year was primarily due to a more favorable mix of earnings in lower tax jurisdictions.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2004. The years subsequent to 2004 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2010 increased by $41 million in the first three months to $5,334 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $4,879 million at March 31, 2011.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,446 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011,

Management Discussion – (continued)

the company received notification that its appeal had been denied. The company disagrees with the determination and will continue to dispute the matter.

In the fourth quarter of 2008, the company was unable to reach agreement with the Internal Revenue Service (IRS) related to valuation matters associated with the intercompany transfer of certain intellectual property (IP) in 2005. In March 2009, the company filed a protest with the IRS Appeals Office.  The company believes it may be able to reach a resolution on this matter in 2011.

In the fourth quarter of 2010, the IRS concluded its examination of the company’s income tax returns for 2006 and 2007 and issued a final Revenue Agent’s Report (RAR). The company has agreed with all of the adjustments in the RAR with the exception of proposed adjustments relating to the valuation of certain IP. The company disagrees with the IRS on these specific matters and intends to contest the proposed adjustments through the IRS appeals process and the courts, if necessary.

The company expects the IRS to commence its audit of the company’s U.S. tax returns for 2008 and 2009 in the second quarter of 2011.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2011	2010	Change
Consolidated earnings per share:
Assuming dilution	$2.31	$1.97	17.3%
Basic	$2.34	$2.00	17.0%
Diluted operating (non-GAAP) earnings per share	$2.41	$2.00	20.5%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,240.0	1,321.6	(6.2)%
Basic	1,222.2	1,301.2	(6.1)%

Actual shares outstanding at March 31, 2011 were 1,211.2 million. The weighted-average number of common shares outstanding assuming dilution was lower by 81.6 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of the common stock repurchase program.

Financial Position

Dynamics

At March 31, 2011, the company’s balance sheet and liquidity positions remain strong. Cash, cash equivalents and marketable securities at quarter end was $13,245 million, an increase of $1,594 million from December 31, 2010. Total debt of $30,256 million increased $1,632 million from prior year-end levels driven by commercial paper which was $3,300 million, up $2,156 million from year end. The company continues to have substantial flexibility in the market. In the first quarter, the company generated $3,792 million in cash from operations, a decrease of $644 million compared to the first quarter of 2010, primarily driven by increased net income tax payments. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 56, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2011	2010
Current assets	$47,524	$48,116
Current liabilities	40,387	40,562
Working capital	$7,137	$7,554

Current ratio	1.18:1	1.19:1

Working capital decreased $417 million from the year-end 2010 position. The key changes are described below:

Current assets decreased $593 million ($1,294 million adjusted for currency), due to:

•                  A decline of $2,567 million ($3,054 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances, partially offset by

•                  An increase in cash and cash equivalents and marketable securities of $1,594 million (see cash flow analysis below);

•                  An increase in prepaid expenses and other current assets of $149 million ($83 million adjusted for currency) primarily due to an increase in various prepaid expenses (taxes, maintenance, insurance): and

•                  An increase in deferred taxes of $131 million primarily due to unrealized hedging losses and increased deductions related to equity compensation.

Current liabilities decreased $176 million, ($595 million adjusted for currency) as a result of:

•                  A decrease of $1,686 million in taxes payable primarily due to payments in the United States and Japan; and

•                  A decrease in accounts payable of $1,057 million ($1,157 million adjusted for currency) and a decrease of $582 million ($657 million adjusted for currency) in compensation and benefits reflecting declines from typically higher year-end balances resulting from payments; partially offset by

•                  An increase in short-term debt of $1,730 million primarily driven by:

•                  A net increase of $2,156 million in commercial paper and $979 million in new debt issuances; and

•                  Reclasses of $123 million from long-term to short-term debt to reflect maturity dates; partially offset by

•                  Payments of $1,523 million.

•                  An increase in deferred income of $1,240 million ($1,010 million adjusted for currency) due to annual Software and Global Services customer contract renewals; and

•                  An increase in other accrued expenses and liabilities of $180 million ($125 million adjusted for currency), primarily driven by an increase of $113 million in workforce rebalancing accruals reflecting first quarter actions.

Management Discussion – (continued)

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2011	2010
Net cash provided by/(used in) operations:
Operating activities	$3,792	$4,437
Investing activities	498	(699)
Financing activities	(2,314)	(3,368)
Effect of exchange rate changes on cash and cash equivalents	126	(81)
Net change in cash and cash equivalents	$2,102	$289

Net cash from operating activities decreased $644 million as compared to the first quarter of 2010 driven by the following key factors:

•                  A decrease in cash provided by other assets/other liabilities of $1,180 million due to:

•                  Higher net income tax payments of $766 million during the first quarter of 2011 compared to 2010;

•                  A decrease in cash provided by receivables of $419 million, primarily as a result of  higher financing originations and revenue; and

•                  Lower workforce rebalancing activities of $181 million during the first quarter of 2011 compared to 2010; partially offset by

•                  A decrease in cash used related to retirement-related plans of $161 million, primarily driven by lower employer funding in the first quarter of 2011 compared to 2010; partially offset by

•                  Improved net income of $262 million.

Net cash used in investing activities decreased $1,197 million driven by:

•                  Higher net benefit from purchases and sales of marketable securities and other investments of $495 million compared to 2010 due to asset sales in the first quarter of 2011; and

•                  A decrease of $773 million in cash used for acquisitions.

Net cash used in financing activities decreased $1,053 million as a result of:

•                  Lower net cash payments to settle debt of $486 million compared to $1,192 million in 2010; and

•                  Higher short term borrowings, primarily in the form of commercial paper, of $461 million.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2011	2010
Noncurrent assets	$65,437	$65,335
Long-term debt	21,749	21,846
Noncurrent liabilities (excluding debt)	28,050	27,871

The increase in noncurrent assets of $101 million (decrease of $705 million adjusted for currency) was driven by:

•                  An increase of $720 million ($586 million adjusted for currency) in prepaid pension assets primarily in the United States and Germany; and

Management Discussion – (continued)

•                  An increase of $272 million in goodwill due to currency; and

•                  An increase in plant, rental machines and other property of $112 million ($65 million adjusted for currency); partially offset by

•                  A decrease of $398 million ($475 million adjusted for currency) in investments and sundry assets primarily driven by asset sales during the first quarter; and

•                  A decrease of  $295 million in long-term financing receivables ($424 million adjusted for currency) driven by maturities exceeding originations; and

•                  A decrease of $165 million in intangible assets due to amortization during the first quarter of 2011; and

•                  A decrease of $145 million in noncurrent deferred taxes ($152 million adjusted for currency) primarily driven by retirement related activity.

Long-term debt decreased $98 million ($185 million adjusted for currency) primarily due to reclasses to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, increased by $179 million (decreased by $276 million adjusted for currency) primarily driven by:

•                  An increase of $104 million in other noncurrent liabilities due to currency;

•                  An increase of $58 million in deferred income due to currency; and

•                  Retirement and nonpension benefit obligations which were essentially flat as a result of:

•                  An increase of $268 million due to currency; partially offset by

•                  A decrease of $251 million primarily driven by contributions to non-U.S. plans.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2011	2010
Total company debt	$30,256	$28,624
Total Global Financing segment debt	$23,743	$22,823
Debt to support external clients	20,214	19,583
Debt to support internal clients	3,529	3,240

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 60.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 25.1 percent at March 31, 2011 compared to 22.6 percent at December 31, 2010. The increase was primarily driven by an increase in non-Global Financing debt of $712 million and a decrease in non-Global Financing equity of $514 million from December 31, 2010 balances.

Consolidated debt-to-capitalization ratio at March 31, 2011 was 57.1 percent versus 55.3 percent at December 31, 2010.

Management Discussion – (continued)

Equity

Total equity decreased $397 million primarily as a result of an increase in treasury stock of $3,917 million, driven by common stock repurchases in the first quarter of 2011, partially offset by an increase in retained earnings of $2,058 million,  an increase of $860 million in common stock and lower accumulated other comprehensive losses of $624 million.

Looking Forward

The company enters the second quarter of 2011 in an excellent position with a strong systems portfolio, a good opportunity pipeline in software, a solid services backlog, momentum in its key growth plays, ongoing productivity initiatives and a very strong balance sheet.

In May 2010, the company met with investors and introduced a new road map for earnings per share in 2015. The objective of the company’s new road map for growth is to achieve at least $20 of operating (non-GAAP) earnings per diluted share in 2015. Consistent with the company’s prior road map, the company has identified the major drivers of financial performance: revenue growth, operating leverage and common stock share repurchase. The revenue growth will come from a combination of base revenue growth, a mix to faster growing businesses and from acquisitions closed between 2010 and 2015. The contribution from operating leverage will be driven by the shift to higher margin businesses and enterprise productivity. The company will also continue to return value to its shareholders, with approximately $50 billion of share repurchase and $20 billion of dividends during the road map period. Overall, the company expects fairly balanced contribution from revenue growth, operating leverage and share repurchase. The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In January 2011, the company disclosed that it is expecting GAAP earnings of at least $12.56 and operating (non-GAAP) earnings of at least $13.00 per diluted share for the full year 2011. In April 2011, the company increased its expectation for GAAP earnings per diluted share to at least $12.73 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.15 for the full year. The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.38 per share and non-operating retirement-related costs of $0.05 per share. This expectation results in an increase year to year of 11 percent in GAAP earnings per share and an increase of 13 percent year to year in operating (non-GAAP) earnings per share. The company believes its performance in the first quarter puts it on a good track towards the 2015 objective.

Within Global Services, the outsourcing business, especially the strategic outsourcing content, is expanding significantly in the growth markets. The services business also continues to drive performance in the company’s key growth initiatives such as Smarter Planet, business analytics and cloud. Within business analytics, the company is continuing to build its capabilities - “Watson” is an excellent example of the company’s continued innovation in analytics. In April the company announced new private cloud software and the “IBM Smart Cloud” designed to run production applications. The company believes this differentiated offering will be a leader in the enterprise cloud segment. The company also believes it is on track to double its cloud computing revenue in 2011. In Smarter Planet, the company is combining its deep industry expertise with software and services capabilities to deliver solutions outside its traditional IT markets.  Within Systems and Technology, the company expects Power Systems to have the opportunity to continue strong performance on its base of business going forward, with the balance of the businesses to also have healthy prospects throughout the year. The company expects System z to have ongoing growth potential, especially in the growth markets. The company expects a strong year from System z, although in the fourth quarter, the brand will face a very tough compare versus a strong fourth quarter of 2010. In Software, the company expects continued opportunity in the second quarter for the Software business with a strong deal pipeline growing at a double-digit rate.

The company expects 2011 pre-tax retirement-related plan cost to be approximately $1.9 billion, an increase of approximately $500 million compared to 2010. This estimate reflects current pension plan assumptions at December 31, 2010. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.9 billion, an increase of approximately $100 million versus 2010. Non-operating retirement-related plan cost is expected to be approximately zero versus income of $0.4 billion in 2010. See the company’s 2010 Annual Report, note U, “Retirement-Related Benefits,” on pages 112 to 126 for additional information.

Management Discussion – (continued)

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At March 31, 2011, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2010. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2010 IBM Annual Report in Note L, “Derivative Financial Instruments,” on pages 96 through 101.

In the first quarter of 2011, total revenue increased 7.7 percent as reported and 5.0 percent adjusted for currency, the difference driven from the company’s operations in currencies other than the U.S. dollar. The company maintains currency hedging programs for cash planning purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results. In addition to the translation of earnings, the impact of currency changes also may affect the company’s pricing and sourcing actions. For example, the company may procure components and supplies in multiple functional currencies and sell products and services in other currencies. The company believes that some of these currency-based changes in cost impacts the price charged to clients. In the first quarter of 2011, total revenue improved approximately $600 million as a result of foreign currency movements from the first quarter of 2010. The company estimates that, on a pre-tax income basis, this translation benefit offset by the net impact of hedging activities increased first quarter 2011 pre-tax income by a maximum of approximately $80 million in the period. In the first quarter of 2010, the estimated maximum pre-tax income benefit on a comparable basis was approximately $50 million in the period. Considering the factors discussed above and the nature and timing of hedging instruments, it is difficult to predict the future impacts of currency movements on any particular period.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout the first quarter of 2011. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2009 and 2010 revenue, respectively).  See the company’s 2010 Annual Report, “Currency Rate Fluctuations,” on page 53 for additional information.

Liquidity and Capital Resources

In the company’s 2010 Annual Report, on pages 47 through 49, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 47 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2011, those amounts are $3.8 billion for net cash from operating activities, $13.2 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2011 appear in the table on page 55 and remain unchanged from December 31, 2010. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2011, the fair value of those instruments that were in a liability position was $971 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

Management Discussion – (continued)

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	Aa3	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 48 of the 2010 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 51 and 52. The following is management’s view of cash flows for the first quarter of 2011 and 2010 prepared in a manner consistent with the table and description on pages 48 and 49 of the 2010 Annual Report:

(Dollars in millions) For the three months ended March 31:	2011	2010

Net cash from operating activities per GAAP:	$3,792	$4,437
Less: the change in Global Financing receivables	1,936	2,101
Net cash from operating activities, excluding Global Financing receivables	1,856	2,335
Capital expenditures, net	(1,058)	(904)
Free cash flow (excluding Global Financing receivables)	798	1,432
Acquisitions	(51)	(824)
Share repurchase	(4,045)	(4,017)
Dividends	(795)	(718)
Non-Global Financing debt	1,027	341
Other (includes Global Financing receivables and Global Financing debt)	4,660	3,789
Change in cash, cash equivalents and short-term marketable securities	$1,594	$3

Free cash flow for the first quarter decreased $634 million versus the first quarter of 2010. The decline year to year was primarily driven by higher net income tax payments ($766 million) compared to the prior year. Also, in the quarter, $4,840 million was returned to stockholders through dividends and share repurchases.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2010 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14, “Contingencies,” on pages 29 to 32 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $900 million in 2011.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Management Discussion – (continued)

Global Financing

Global Financing is a reportable segment that is measured as a standalone entity. Global Financing facilitates clients’ acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

(Dollars in millions)
For the three months ended March 31:	2011	2010
External revenue	$516	$537
Internal revenue	497	403
Total revenue	1,013	941
Total cost	335	335
Gross profit	$678	$606
Gross profit margin	66.9%	64.4%
Pre-tax income	$519	$427
After-tax income*	$341	$284
Return on equity*	41.1%	35.7%

* See page 60 for the details of the after-tax income and return on equity calculation.

The increase in revenue, in the first quarter as compared to the same period in 2010, was primarily due to:

•                  Growth in internal revenue of 23.3 percent driven by increases in used equipment sales revenue, primarily to Systems and Technology (up 35.8 percent to $345 million) and in financing revenue (up 2.1 percent to $153 million), partially offset by;

•                  A decline in external revenue of 4.0 percent (6 percent adjusted for currency), due to decreases in used equipment sales revenue (down 16.0 percent to $103 million) and in financing revenue (down 0.4 percent to $413 million).

The increase in internal financing revenue was primarily due to higher average asset balances. The decrease in external financing revenue was due to lower asset yields, partially offset by higher average asset balances.

Gross profit increased 11.8 percent compared to the same period in 2010 due to the increases in both used equipment sales gross profit and financing gross profit.  Gross margin increased 2.5 points primarily due to higher used equipment sales margins.

Pre-tax income increased 21.5 percent to $519 million in the first quarter of 2011 versus the same period in 2010. The increase was primarily driven by the increase in gross profit of $72 million and a decrease in financing receivables provisions of $23 million. The decrease in financing receivables provisions in 2011 was primarily due to lower specific reserve requirements. Normalizing for $2 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, pre-tax income increased 21.4 percent for the first quarter of 2011 versus the prior year.

Pre-tax margin of 51.3 percent increased 5.8 points versus the first quarter of 2010. Pre-tax margins on a normalized basis were 51.5 percent and 45.6 percent for the first quarter of 2011 and 2010, respectively.

The increase in return on equity for the first quarter 2011 compared to the same period in 2010 was driven by higher after-tax income.

Management Discussion – (continued)

Financial Condition

Balance Sheet

(Dollars in millions)	At March 31, 2011	At December 31, 2010
Cash & cash equivalents	$1,437	$1,353
Net investment in sales-type and direct financing leases	9,395	9,370
Equipment under operating leases:
External clients (a)	1,812	1,827
Internal clients (b) (c)	418	500
Client loans	10,335	10,630
Total client financing assets	21,960	22,326
Commercial financing receivables	4,915	6,819
Intercompany financing receivables (b) (c)	4,244	4,204
Other receivables	353	321
Other assets	854	790
Total assets	$33,765	$35,813

Intercompany payables (b)	$3,857	$6,717
Debt (d)	23,743	22,823
Other liabilities	2,792	3,016
Total liabilities	30,392	32,557
Total equity	3,374	3,256
Total liabilities and equity	$33,765	$35,813

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 60.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from two to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 23 of the 2010 IBM Annual Report.

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

At March 31, 2011, substantially all financing assets are IT related assets, and approximately 66 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Management Discussion – (continued)

Originations

The following are total external and internal financing originations.

(Dollars in millions)
For the three months ended March 31,	2011	2010
Client financing:
External	$3,086	$2,197
Internal	0	62
Commercial financing	7,724	6,698
Total	$10,811	$8,957

Cash collections of both commercial and client financing assets exceeded new financing originations in both the first quarter of 2011 and 2010, which resulted in a net decline in total financing assets for these periods. The increase in originations was due to improving volumes in both client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses.

(Dollars in millions)	At March 31, 2011	At December 31, 2010
Gross financing receivables	$24,272	$26,565
Specific allowance for credit losses	288	305
Unallocated allowance for credit losses	69	96
Total allowance for credit losses	357	401
Net financing receivables	$23,915	$26,164
Allowance for credit losses coverage rate	1.5%	1.5%

Roll-Forward of Financing Receivables Allowance for Credit Losses (includes current and noncurrent financing receivables)

(Dollars in millions)

January 1, 2011	Allowance Used*	Additions/ (Reductions) Bad Debt Expense	Other**	March 31, 2011
$401	$(31)	$(21)	$9	$357

* Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

The Global Financing receivables reserve coverage was 1.5 percent for the periods ending December 31, 2010 and March 31, 2011.  Specific reserves decreased 5.4 percent from $305 million at December 31, 2010 to $288 million at March 31, 2011. Unallocated reserves decreased $27 million from $96 million at December 31, 2010 to $69 million at March 31, 2011 due primarily to the decline in gross financing receivables from typically higher year-end balances.

Global Financing’s bad debt expense was a decrease of $21 million for the three months ended March 31, 2011, compared with an increase of $1 million for the three months ended March 31, 2010. The decrease in bad debt expense was  primarily due to the decline of required specific reserve additions.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 44.2 percent of Global Financing’s revenue in the first quarter of 2011 and 40.0 percent in the first quarter of 2010. The percentage increase was driven by the increase in used equipment sales primarily to Systems and Technology. The gross margin on these sales was 56.1 percent and 50.6 percent in the first quarter of 2011 and 2010, respectively.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2011 and March 31, 2011. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2011 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets. The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $182 million and $90 million for the financing transactions originated during the quarters ended March 31, 2011 and 2010, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $4 million for the financing transactions originated during the quarters ended March 31, 2011 and  2010, respectively. The cost of guarantees was $0.8 million and $0.5 million for the quarters ended March 31, 2011 and  2010, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
			March 31, 2011 Balance
	January 1,	March 31,				2014 and
(Dollars in millions)	2011	2011	2011	2012	2013	Beyond
Sales-type and direct financing leases	$871	$814	$181	$242	$202	$189
Operating leases	328	327	126	88	90	23
Total unguaranteed residual value	$1,199	$1,141	$307	$330	$292	$212

Related original amount financed	$20,412	$19,982
Percentage	5.9%	5.7%

Management Discussion – (continued)

Debt

	At March 31,		At December 31,
	2011		2010
Debt-to-equity ratio	7.0	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 57.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a standalone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 56 and in Segment Information on page 24.

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

(Dollars in millions)	At March 31, 2011		At December 31, 2010
Global Financing Segment		$23,743		$22,823
Debt to support external clients	$20,214		$19,583
Debt to support internal clients	3,529		3,240

Non-Global Financing Segments		6,513		5,801
Debt supporting operations	10,042		9,041
Intercompany activity	(3,529)		(3,240)
Total company debt		$30,256		$28,624

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Numerator:
Global Financing after tax income*	$341	$284
Annualized after tax income (A)	$1,363	$1,135
Denominator:
Average Global Financing equity (B)**	$3,315	$3,181
Global Financing Return on Equity(A)/(B)	41.1%	35.7%

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

The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for credit loses. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

As discussed on page 59, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

GAAP Reconciliation

The table below provides a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section on pages 34 and 35 for the company’s rationale for presenting operating earnings information.

(Dollars in million except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2011	GAAP	adjustments*		adjustments		(Non-GAAP)
Gross profit	$10,858	$85		$14		$10,957
Gross profit margin	44.1%	0.3	pts.	0.1	pts.	44.5%
S,G&A	$5,826	$(76)		$(10)		$5,740
R,D&E	1,587	—		19		1,606
Other income and expense	(202)	(4)		—		(206)
Total expense and other (income)	7,041	(80)		10		6,971
Pre-tax income	3,817	165		4		3,986
Pre-tax income margin	15.5%	0.7	pts.	0.0	pts.	16.2%
Provision for income taxes**	$954	$48		$(6)		$997
Effective tax rate	25.0%	0.2	pts.	(0.2	)pts.	25.0%
Net income	$2,863	$117		$10		$2,990
Net income margin	11.6%	0.5	pts.	0.0	pts.	12.1%
Diluted earnings per share	$2.31	$0.09		$0.01		$2.41

*	Includes amortization of acquired intangible assets and other acquisition-related charges.
**

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in million except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2010	GAAP	adjustments*		adjustments		(Non-GAAP)
Gross profit	$9,976	$55		$(35)		$9,996
Gross profit margin	43.6%	0.2	pts.	(0.2	)pts.	43.7%
S,G&A	$5,677	$(61)		$10		$5,626
R,D&E	1,509	—		30		1,539
Total expense and other (income)	6,462	(61)		40		6,441
Pre-tax income	3,515	116		(76)		3,556
Pre-tax income margin	15.4%	0.5	pts.	(0.3	)pts.	15.6%
Provision for income taxes**	$914	$34		$(31)		$917
Effective tax rate	26.0%	0.1	pts.	(0.3	)pts.	25.8%
Net income	$2,601	$82		$(45)		$2,638
Net income margin	11.4%	0.4	pts.	(0.2	)pts.	11.5%
Diluted earnings per share	$1.97	$0.06		$(0.03)		$2.00

*	Includes amortization of acquired intangible assets and other acquisition-related charges.
**

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Operating (non-GAAP) Earnings Supplemental Information

As discussed in the “Snapshot” on pages 34 and 35, effective January 1, 2011, the company began separating its business results into operating and non-operating categories in an effort to provide investors better transparency into the operational results of the business. The table below presents certain key annual financial performance measures on a GAAP and operating (non-GAAP) basis for the years 2006 through 2010 to provide investors with additional information regarding this change.

(Dollars in billions except per share amounts)	2006		2007		2008		2009		2010
Gross profit margin	41.9%		42.2%		44.1%		45.7%		46.1%
Non-GAAP adjustments*	0.3	pts.	0.3	pts.	(0.2	)pts.	(0.1	)pts.	0.1	pts.
Operating (non-GAAP) gross profit margin	42.2%		42.6%		43.9%		45.7%		46.1%

Pre-tax income margin	14.6%		14.7%		16.1%		18.9%		19.7%
Non-GAAP adjustments*	0.7	pts.	0.7	pts.	(0.1	)pts.	0.0	pts.	0.1	pts.
Operating (non-GAAP) pre-tax income margin	15.3%		15.4%		16.0%		18.9%		19.9%

Earnings per share	$6.05		$7.15		$8.89		$10.01		$11.52
Non-GAAP adjustments*	0.26		0.31		(0.03)		0.02		0.14
Diluted Operating (non-GAAP) earnings per share	$6.31		$7.46		$8.86		$10.03		$11.67

Net income	$9.4		$10.4		$12.3		$13.4		$14.8
Non-GAAP adjustments*	0.4		0.4		(0.0)		0.0		0.2
Operating (non-GAAP) net income	$9.8		$10.9		$12.3		$13.5		$15.0

Net income margin	10.3%		10.5%		11.9%		14.0%		14.9%
Non-GAAP adjustments*	0.4	pts.	0.5	pts.	0.0	pts.	0.0	pts.	0.1	pts.
Operating (non-GAAP) net income margin	10.7%		11.0%		11.9%		14.0%		15.0%

*	Includes amortization of acquired intangible assets, other acquisition-related charges and non-operating retirement-related costs. See pages 34 and 35 for additional information.

Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; breaches of data security; fluctuations in financial results and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II - Other Information

ITEM 1. Legal Proceedings

Refer to Note 14 on pages 29 to 32 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2011.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program *

January 1, 2011 - January 31, 2011	11,850,809	$152.87	11,850,809	$6,882,688,800

February 1, 2011 - February 28, 2011	7,401,800	$163.51	7,401,800	$5,672,431,489

March 1, 2011 - March 31, 2011	6,213,300	$160.55	6,213,300	$4,674,896,826

Total	25,465,909	$157.84	25,465,909

* On October 26, 2010, the Board of Directors authorized $10.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

ITEM 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective June 8, 2011, in connection with foregoing award agreements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Statement of Financial Position at March 31, 2011and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: April 26, 2011

By:

/s/ James J. Kavanaugh

James J. Kavanaugh
Vice President and Controller