Form 10-Q
period 2011-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2011-07-26
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2011

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

The registrant has 1,194,278,216 shares of common stock outstanding at June 30, 2011.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2011	2010	2011	2010
Revenue:
Services	$15,246	$13,824	$29,942	$27,629
Sales	10,894	9,349	20,281	17,857
Financing	526	550	1,050	1,095
Total revenue	26,666	23,724	51,273	46,581

Cost:
Services	10,315	9,328	20,431	18,712
Sales	3,698	3,313	7,088	6,537
Financing	269	273	511	546
Total cost	14,282	12,915	28,030	25,795

Gross profit	12,385	10,809	23,243	20,785

Expense and other income:
Selling, general and administrative	6,030	5,061	11,856	10,737
Research, development and engineering	1,569	1,475	3,156	2,984
Intellectual property and custom development income	(295)	(297)	(557)	(558)
Other (income) and expense	97	(95)	(105)	(640)
Interest expense	97	90	190	172
Total expense and other income	7,500	6,234	14,541	12,695

Income before income taxes	4,885	4,575	8,702	8,090
Provision for income taxes	1,221	1,190	2,175	2,103
Net income	$3,664	$3,386	$6,526	$5,987

Earnings per share of common stock:
Assuming dilution	$3.00	$2.61	$5.30	$4.57
Basic	$3.04	$2.65	$5.38	$4.64

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,221.4	1,296.7	1,230.7	1,309.2
Basic	1,204.8	1,278.6	1,213.5	1,289.9

Cash dividend per common share	$0.75	$0.65	$1.40	$1.20

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At June 30, 2011	At December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$11,714	$10,661
Marketable securities	50	990
Notes and accounts receivable — trade (net of allowances of $305 in 2011 and $324 in 2010)	10,539	10,834
Short-term financing receivables (net of allowances of $286 in 2011 and $342 in 2010)	14,715	16,257
Other accounts receivable (net of allowances of $12 in 2011 and $10 in 2010)	1,127	1,134
Inventories, at lower of average cost or market:
Finished goods	560	432
Work in process and raw materials	2,013	2,018
Total inventories	2,573	2,450
Deferred taxes	1,557	1,564
Prepaid expenses and other current assets	4,662	4,226
Total current assets	46,937	48,116

Plant, rental machines and other property	41,126	40,289
Less: Accumulated depreciation	26,887	26,193
Plant, rental machines and other property — net	14,239	14,096
Long-term financing receivables (net of allowances of $40 in 2011 and $58 in 2010)	10,422	10,548
Prepaid pension assets	4,855	3,068
Deferred taxes	2,877	3,220
Goodwill	25,609	25,136
Intangible assets — net	3,205	3,488
Investments and sundry assets	5,329	5,778
Total assets	$113,474	$113,452

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	(Dollars in millions)	At June 30, 2011	At December 31, 2010
	Liabilities:
	Current liabilities:
	Taxes	$2,363	$4,216
	Short-term debt	7,858	6,778
	Accounts payable	7,112	7,804
	Compensation and benefits	4,706	5,028
	Deferred income	12,660	11,580
	Other accrued expenses and liabilities	5,144	5,156
	Total current liabilities	39,843	40,562
	Long-term debt	21,915	21,846
	Retirement and nonpension postretirement benefit obligations	16,014	15,978
	Deferred income	3,641	3,666
	Other liabilities	8,851	8,226
	Total liabilities	90,263	90,279

	Equity:

	IBM stockholders’ equity:
	Common stock, par value $0.20 per share, and additional paid-in capital	46,975	45,418
	Shares authorized: 4,687,500,000
Shares issued:	2011 – 2,175,594,604
	2010 – 2,161,800,054
	Retained earnings	97,334	92,532
	Treasury stock - at cost	(104,073)	(96,161)
Shares:	2011 – 981,316,389
	2010 – 933,806,510
	Accumulated other comprehensive income/(loss)	(17,109)	(18,743)
	Total IBM stockholders’ equity	23,127	23,046
	Noncontrolling interests	84	126
	Total equity	23,210	23,172
	Total liabilities and equity	$113,474	$113,452

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Dollars in millions)	2011	2010
Cash flow from operating activities:
Net income	$6,526	$5,987
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	1,816	1,823
Amortization of intangibles	619	570
Stock-based compensation	332	320
Net (gain)/loss on asset sales and other	(383)	(590)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(839)	93
Net cash provided by operating activities	8,071	8,203

Cash flow from investing activities:
Payments for plant, rental machines and other property, net of proceeds from dispositions	(1,724)	(1,586)
Investment in software	(285)	(287)
Acquisition of businesses, net of cash acquired	(159)	(1,009)
Divestiture of businesses, net of cash transferred	4	0
Non-operating finance receivables — net	477	282
Purchases of marketable securities and other investments	(774)	(3,883)
Proceeds from disposition of marketable securities and other investments	2,375	3,838
Net cash used in investing activities	(86)	(2,645)

Cash flow from financing activities:
Proceeds from new debt	3,656	2,501
Payments to settle debt	(3,587)	(3,744)
Short-term borrowings/(repayments) less than 90 days — net	883	1,973
Common stock repurchases	(8,021)	(8,121)
Common stock transactions — other	1,551	1,827
Cash dividends paid	(1,700)	(1,551)
Net cash used in financing activities	(7,217)	(7,114)

Effect of exchange rate changes on cash and cash equivalents	285	(301)
Net change in cash and cash equivalents	1,054	(1,858)

Cash and cash equivalents at January 1	10,661	12,183
Cash and cash equivalents at June 30	$11,714	$10,325

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

Noncontrolling interest amounts in income of $2.1 million and $1.0 million, net of tax, for the three months ended June 30, 2011 and 2010, respectively, and $4.8 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively, are presented in the Consolidated Statement of Earnings within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in Note 9, “Equity Activity,”, on pages 27 and 28 were $(43) million and $(1) million at June 30, 2011 and 2010, respectively.

Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements.  These amendments are not expected to have a material impact to the consolidated financial results. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date was on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

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

Notes to Consolidated Financial Statements — (continued)

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which were issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the Consolidated Financial Statements. For further information on the disclosures regarding the credit quality of financing receivables, see Note 5 on pages 13 to 17.

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

Notes to Consolidated Financial Statements — (continued)

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described on page 8.

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 68 to 79 in the 2010 Annual Report for further information. There were no material impairments of non-financial assets for the six months ended June 30, 2011 and 2010, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

(Dollars in millions)
At June 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,975	$—	$4,975
Commercial paper	—	1,322	—	1,322
Money market funds	2,624	—	—	2,624
Other securities	—	72	—	72
Total	2,624	6,369	—	8,994
Debt securities – current(2)
Commercial paper	—	50	—	50
Total	—	50	—	50
Debt securities – noncurrent(3)	1	7	—	8
Available-for-sale equity investments(3)	38	22	—	59
Derivative assets(4)
Interest rate contracts	—	535	—	535
Foreign exchange contracts	—	246	—	246
Equity contracts	—	22	—	22
Total	—	803	—	803	(6)
Total assets	$2,663	$7,251	$—	$9,914	(6)

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$897	$—	$897
Equity contracts	—	1	—	1
Total liabilities	$—	$898	$—	$898	(6)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Reported as marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2011 are $231 million and $572 million, respectively.

(5)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2011 are $824 million and $74 million, respectively.

(6)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $348 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$2,473	$—	$2,473
Commercial paper	—	2,673	—	2,673
Money market funds	1,532	—	—	1,532
Foreign government securities	—	1,054	—	1,054
U.S. government securities	—	44	—	44
U.S. government agency securities	—	22	—	22
Other securities	—	3	—	3
Total	1,532	6,269	—	7,801
Debt securities – current(2)
Commercial paper	—	490	—	490
U.S. government securities	—	500	—	500
Other securities	—	1	—	1
Total	—	990	—	990
Debt securities – noncurrent(3)	1	6	—	7
Available-for-sale equity investments(3)	445	13	—	458
Derivative assets(4)
Interest rate contracts	—	548	—	548
Foreign exchange contracts	—	539	—	539
Equity contracts	—	12	—	12
Total	—	1,099	—	1,099	(6)
Total assets	$1,978	$8,377	$—	$10,355	(6)

Liabilities:
Derivative liabilities(5)
Foreign exchange contracts	$—	$1,003	$—	$1,003
Equity contracts	—	3	—	3
Total liabilities	$—	$1,006	$—	$1,006	(6)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Reported as marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
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

There were no significant transfers between Levels 1 and 2 for the six months ended June 30, 2011 and for the year ended December 31, 2010.

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

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $21,915 million and $21,846 million and the estimated fair value is $23,792 million and $24,006 million at June 30, 2011 and December 31, 2010, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2011	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$4,975	$0	$(0)	$4,975
Commercial paper	1,322	0	—	1,322
Money market funds	2,624	—	—	2,624
Other securities	72	—	—	72
Total	$8,994	$0	$(0)	$8,994
Debt securities – current(2)
Commercial paper	$50	$0	$—	$50
Total	$50	$0	$—	$50
Debt securities – noncurrent(3)
Other securities	$6	$2	$—	$8
Total	$6	$2	$—	$8
Available-for-sale equity investments(3)	$28	$31	$(0)	$59

(1)          Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)          Reported as marketable securities within the Consolidated Statement of Financial Position.

(3)          Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$2,473	$—	$(0)	$2,473
Commercial paper	2,673	—	(0)	2,673
Money market funds	1,532	—	—	1,532
Foreign government securities	1,054	—	—	1,054
U.S. government securities	44	0	(0)	44
U.S. government agency securities	22	0	(0)	22
Other securities	3	—	—	3
Total	$7,801	$0	$(0)	$7,801
Debt securities – current(2)
Commercial paper	$490	$—	$(0)	$490
U.S. government securities	500	—	(0)	500
Other securities	1	—	(0)	1
Total	$990	$—	$(0)	$990
Debt securities – noncurrent(3)
Other securities	$6	$1	$(0)	$7
Total	$6	$1	$(0)	$7
Available-for-sale equity investments(3)	$194	$264	$(0)	$458

(1)          Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)          Reported as marketable securities within the Consolidated Statement of Financial Position.

(3)          Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of June 30, 2011, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $87 million and $402 million for the second quarter and first six months of 2011, respectively. The gross realized gains (before taxes) on these sales totaled $29 million and $232 million for the second quarter and first six months of 2011, respectively. The gross realized losses (before taxes) on these sales totaled less than $1 million for the second quarter and first six months of 2011, respectively. Proceeds from sales of debt securities and marketable equity securities were approximately $4 million and $13 million for the second quarter and first six months of 2010, respectively. The gross realized gains (before taxes) on these sales totaled $1 million and $5 million for the second quarter and first six months of 2010, respectively. The gross realized losses (before taxes) on these sales were less than $1 million in the second quarter and first six months of 2010.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended June 30:	2011	2010
Net unrealized gains/(losses) arising during the period	$(4)	$(46)
Net unrealized (gains)/losses reclassified to net income*	(18)	(1)

* Includes writedowns of $0.1 million for the three months ended June 30, 2010. There were no writedowns for the first three months of 2011.

(Dollars in millions)
For the six months ended June 30:	2011	2010
Net unrealized gains/(losses) arising during the period	$(3)	$(6)
Net unrealized (gains)/losses reclassified to net income*	(142)	0

* Includes writedowns of $3.2 million for the six months ended June 30, 2010. There were no writedowns for the first six months of 2011.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2011.

Notes to Consolidated Financial Statements — (continued)

5. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2011	2010
Current:
Net investment in sales-type and direct financing leases	$3,958	$3,945
Commercial financing receivables	5,198	6,777
Client loan receivables	4,719	4,718
Installment payment receivables	840	816
Total	$14,715	$16,257
Noncurrent:
Net investment in sales-type and direct financing leases	$5,369	$5,384
Commercial financing receivables	41	43
Client loan receivables	4,612	4,734
Installment payment receivables	399	388
Total	$10,422	$10,548

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $792 million and $871 million at June 30, 2011 and December 31, 2010, respectively, and is reflected net of unearned income of $785 million and $816 million and net of the allowance for credit losses of $111 million and $126 million at those dates, respectively.

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $282 million and $302 million at June 30, 2011 and December 31, 2010, respectively.

The company did not have any financing receivables held for sale as of June 30, 2011 and December 31, 2010.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at June 30, 2011 and December 31, 2010. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2010 Annual Report beginning on page 77.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions) At June 30, 2011	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,543	$2,043	$8,586
Loan receivables	8,717	2,090	10,807
Ending balance	$15,260	$4,133	$19,393
Collectively evaluated for impairment	$14,931	$4,017	$18,948
Individually evaluated for impairment	$329	$116	$445

Allowance for credit losses:
Lease receivables	$84	$42	$126
Loan receivables	150	76	226
Beginning balance at January 1, 2011	$234	$119	$353
Charge-offs	(53)	(12)	(65)
Provision	(8)	(3)	(11)
Other	10	2	12
Lease receivables	68	43	111
Loan receivables	116	62	178
Ending balance at June 30, 2011	$184	$105	$289
Collectively evaluated for impairment	$48	$12	$60
Individually evaluated for impairment	$136	$93	$229

(Dollars in millions) At December 31, 2010	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,562	$1,983	$8,545
Loan receivables	9,087	1,993	11,080
Ending balance	$15,650	$3,975	$19,625
Collectively evaluated for impairment	$15,199	$3,794	$18,993
Individually evaluated for impairment	$451	$181	$632

Allowance for credit losses:
Lease receivables*	$84	$42	$126
Loan receivables*	150	76	226
Ending balance at December 31, 2010	$234	$119	$353
Collectively evaluated for impairment	$60	$11	$71
Individually evaluated for impairment	$174	$108	$282

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

Notes to Consolidated Financial Statements — (continued)

The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2011 and December 31, 2010.

(Dollars in millions)	At June 30, 2011	At December 31, 2010
Major markets	$50	$69
Growth markets	24	33
Total lease receivables	$73	$101

Major markets	$73	$141
Growth markets	21	123
Total loan receivables	$94	$264

Total receivables	$168	$366

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables at June 30, 2011 and December 31, 2010.

	At June 30, 2011		At December 31, 2010
(Dollars in millions)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Major markets	$139	$83	$196	$119
Growth markets	62	55	132	68
Total	$201	$139	$328	$187

(Dollars in millions)	Average Recorded	Interest Income	Interest Income Recognized on
For the three months ended June 30, 2011:	Investment	Recognized*	Cash Basis
Major markets	$147	$1	$0
Growth markets	99	0	0
Total	$246	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

(Dollars in millions)	Average Recorded	Interest Income	Interest Income Recognized on
For the six months ended June 30, 2011:	Investment	Recognized*	Cash Basis
Major markets	$163	$1	$0
Growth markets	110	0	0
Total	$273	$2	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Notes to Consolidated Financial Statements — (continued)

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

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2011 and December 31, 2010. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2011:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$910	$153	$1,213	$157
A1 – A3	1,306	198	1,740	202
Baal – Baa3	2,413	866	3,215	886
Bal – Ba2	979	446	1,305	456
Ba3 – B1	557	259	742	265
B2 – B3	247	98	329	100
Caa – D	131	23	174	23
Total	$6,543	$2,043	$8,717	$2,090

At June 30, 2011, the industries which made up Global Financing’s receivables portfolio consist of: Financial (37 percent), Government (16 percent), Manufacturing (13 percent), Retail (9 percent), Services (8 percent), Communications (5 percent) and Other (12 percent).

	Lease Receivables*		Loan Receivables*
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2010:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$794	$173	$1,100	$173
A1 – A3	1,463	182	2,026	183
Baal – Baa3	2,494	837	3,453	841
Bal – Ba2	899	403	1,245	405
Ba3 – B1	518	242	718	243
B2 – B3	230	93	318	94
Caa – D	164	54	227	54
Total	$6,562	$1,983	$9,087	$1,993

* Reclassified to conform with 2011 presentation.

At December 31, 2010, the industries which make up Global Financing’s receivables portfolio consist of:  Financial (36 percent), Government (16 percent), Manufacturing (14 percent), Retail (9 percent), Services (8 percent), Communications (5 percent) and Other (12 percent).

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

(Dollars in millions)	Total Past Due		Total Financing	Recorded Investment > 90 Days
At June 30, 2011:	> 90 days*	Current	Receivables	and Accruing
Major markets	$15	$6,528	$6,543	$12
Growth markets	12	2,031	2,043	7
Total lease receivables	$26	$8,560	$8,586	$20

Major markets	$17	$8,700	$8,717	$14
Growth markets	15	2,075	2,090	14
Total loan receivables	$32	$10,775	$10,807	$28

Total	$58	$19,334	$19,393	$48

* Does not include accounts that are fully reserved.

(Dollars in millions)	Total Past Due		Total Financing	Recorded Investment > 90 Days
At December 31, 2010:	> 90 days*	Current	Receivables	and Accruing
Major markets	$10	$6,552	$6,562	$5
Growth markets	13	1,970	1,983	5
Total lease receivables	$22	$8,523	$8,545	$10

Major markets	$11	$9,076	$9,087	$4
Growth markets	32	1,961	1,993	17
Total loan receivables	$43	$11,037	$11,080	$21

Total	$65	$19,560	$19,625	$31

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

Notes to Consolidated Financial Statements — (continued)

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2011 and December 31, 2010 was $413 million and $363 million, respectively, for which the company posted collateral of $4 million and $9 million, respectively. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2011 and December 31, 2010 was $803 million and $1,099 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $348 million and $475 million at June 30, 2011 and December 31, 2010, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2011 and December 31, 2010, this exposure was reduced by $36 million and $88 million of collateral, respectively, received by the company.

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At June 30, 2011 and December 31, 2010, respectively, $4 million and $9 million was recognized in other receivables for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $36 million and $88 million at June 30, 2011 and December 31, 2010, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At June 30, 2011 and December 31, 2010, respectively, $4 million and $9 million was rehypothecated.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2011 and December 31, 2010, the total notional amount of the company’s interest rate swaps was $6.8 billion and $7.1 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2011 and December 31, 2010 was approximately 5.3 years and 5.7 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2011 and December 31, 2010.

Notes to Consolidated Financial Statements — (continued)

At June 30, 2011 and December 31, 2010, net losses of approximately $9 million and $13 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. For both periods, $8 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2011 and December 31, 2010, the total notional amount of derivative instruments designated as net investment hedges was $1.6 billion and $1.9 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2011 and December 31, 2010 was approximately 0.2 years and 0.4 years, respectively.

In addition, at June 30, 2011 and December 31, 2010, the company had liabilities of $56 million and $221 million, respectively, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships, but were de-designated prior to June 30, 2011 and December 31, 2010, respectively; within these amounts $56 million and $221 million are expected to mature over the next 12 months, respectively. The notional amount of these instruments at June 30, 2011 and December 31, 2010 was $0.4 billion and $1.6 billion, respectively, including original and offsetting transactions.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 3.9 years. At June 30, 2011 and December 31, 2010, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.9 billion and $11.3 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.8 years, respectively.

At June 30, 2011 and December 31, 2010, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $278 million and $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $366 million and $249 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 2.5 years. At June 30, 2011 and December 31, 2010, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.1 billion and $0.2 billion, respectively.

At June 30, 2011 and December 31, 2010, net losses of approximately $1 million and $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts approximately $1 million of losses are expected to be reclassified to net income within the next 12 months for both periods, providing an offsetting economic impact against the underlying transactions.

Notes to Consolidated Financial Statements — (continued)

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.3 billion and $13.0 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.0 billion.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2011 and December 31, 2010.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2011 and December 31, 2010.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of June 30, 2011 and December 31, 2010, as well as for the three months and six months ended June 30, 2011 and 2010, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of June 30, 2011 and December 31, 2010

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2011	12/31/2010	Classification	6/30/2011	12/31/2010
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$28	$33	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	508	514	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	118	224	Other accrued expenses and liabilities	701	498
	Investments and sundry assets	25	22	Other liabilities	74	135

Fair value of derivative assets		$678	$794	Fair value of derivative liabilities	$775	$633

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$63	$242	Other accrued expenses and liabilities	$122	$370
	Investments and sundry assets	39	51	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	22	12	Other accrued expenses and liabilities	1	3

Fair value of derivative assets		$125	$305	Fair value of derivative liabilities	$123	$373

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$879	$823
Long-term debt		N/A	N/A		1,957	1,746

Total		$803	$1,099		$3,733	$3,576

N/A—not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended June 30, 2011 and 2010

	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
(Dollars in millions)	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:		2011	2010	2011	2010
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$68	$185	$(27)	$(142)
	Interest expense	48	109	(19)	(84)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	117	(177)	N/A	N/A
Equity contracts	SG&A expense	13	(63)	N/A	N/A

Total		$246	$54	$(46)	$(226)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in AOCI		Earnings Line Item	from AOCI to Earnings		Effectiveness Testing(3)
For the three months ended June 30:	2011	2010		2011	2010	2011	2010
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	(217)	760	Other (income) and expense	(123)	40	(1)	(1)
			Cost of sales	(69)	6	—	—
			SG&A expense	(33)	6	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(102)	340	Interest expense	0	0	(4)	(1)

Total	$(319)	$1,100		$(227)	$50	$(5)	$(2)

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the six months ended June 30, 2011 and 2010

	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
(Dollars in millions)	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:		2011	2010	2011	2010
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$60	$256	$24	$(166)
	Interest expense	41	150	16	(98)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	205	(305)	N/A	N/A
Equity contracts	SG&A expense	72	(42)	N/A	N/A

Total		$378	$59	$40	$(264)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in AOCI		Earnings Line Item	from AOCI to Earnings		Effectiveness Testing(3)
For the six months ended June 30:	2011	2010		2011	2010	2011	2010
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(4)	$(4)	$—	$—
Foreign exchange contracts	(454)	1,390	Other (income) and expense	(170)	(14)	0	(7)
			Cost of sales	(103)	(83)	—	—
			SG&A expense	(51)	(45)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(252)	587	Interest expense	—	0	(5)	(1)

Total	$(706)	$1,977		$(328)	$(146)	$(5)	$(8)

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

For the three and six months ending June 30, 2011, and 2010, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

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

Notes to Consolidated Financial Statements — (continued)

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Cost	$22	$24	$46	$49
Selling, general and administrative	126	116	256	249
Research, development and engineering	14	12	30	24
Other (income) and expense*	—	(1)	—	(1)
Pre-tax stock-based compensation cost	162	151	332	320
Income tax benefits	(59)	(55)	(120)	(117)
Total stock-based compensation cost	$104	$96	$212	$203

* Reflects the one-time effects of the sale of the Product Lifecycle Management activities in 2010.

The increase in pre-tax stock-based compensation cost for the three months ended June 30, 2011, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($8 million) and increases related to restricted stock units ($4 million). The increase in pre-tax stock-based compensation cost for the six months ended June 30, 2011, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($19 million), partially offset by reductions related to performance-based stock units ($9 million).

As of June 30, 2011, the total unrecognized compensation cost of $1,668 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 3.1 years.

There were no significant capitalized stock-based compensation costs at June 30, 2011 and 2010.

8. Segments:  The tables on pages 25 and 26 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. These results are not necessarily a depiction that is in conformity with GAAP. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Effective January 1, 2011, the company transitioned its management and measurement system to reflect operating earnings in an effort to provide better transparency into the operational results of the business. As a result, certain acquisition-related charges and non-operating retirement-related costs are not reflected in the segment results. See the “Snapshot” section beginning on page 37 for additional information regarding this change. Prior year segment pre-tax income and pre-tax margin have been reclassified to conform to the new management and measurement system.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended June 30, 2011:

External revenue	$10,241	$4,866	$6,169	$4,681	$519	$26,476
Internal revenue	320	205	792	218	547	2,082
Total revenue	$10,561	$5,071	$6,961	$4,899	$1,066	$28,558
Pre-tax income	$1,420	$750	$2,310	$393	$496	$5,370
Revenue year-to-year change	10.4%	8.3%	16.7%	17.0%	9.3%	12.5%
Pre-tax income year-to-year change	1.5%	10.7%	12.0%	112.1%	7.4%	12.2%
Pre-tax income margin	13.4%	14.8%	33.2%	8.0%	46.5%	18.8%

For the three months ended June 30, 2010:

External revenue	$9,234	$4,483	$5,277	$3,985	$544	$23,523
Internal revenue	332	197	690	202	431	1,852
Total revenue	$9,566	$4,680	$5,967	$4,187	$975	$25,376
Pre-tax income*	$1,399	$678	$2,062	$185	$462	$4,786

Pre-tax income margin*	14.6%	14.5%	34.5%	4.4%	47.3%	18.9%

* Reclassified to conform with 2011 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2011	2010*
Revenue:
Total reportable segments	$28,558	$25,376
Eliminations/other	(1,891)	(1,652)
Total IBM Consolidated	$26,666	$23,724

Pre-tax income:
Total reportable segments	$5,370	$4,786
Amortization of acquired intangible assets	(159)	(114)
Acquisition related charges	(4)	(9)
Non-operating retirement-related costs	12	113
Eliminations/other	(334)	(202)
Total IBM Consolidated	$4,885	$4,575

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(UNAUDITED)

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the six months ended June 30, 2011:

External revenue	$20,104	$9,575	$11,478	$8,700	$1,035	$50,892
Internal revenue	627	405	1,621	462	1,044	4,160
Total revenue	$20,732	$9,980	$13,099	$9,162	$2,079	$55,052
Pre-tax income	$2,658	$1,390	$4,045	$525	$1,015	$9,634
Revenue year-to-year change	8.0%	7.4%	11.5%	18.3%	8.5%	10.3%
Pre-tax income year-to-year change	12.8%	23.7%	(3.4)%	nm	14.2%	12.7%
Pre-tax income margin	12.8%	13.9%	30.9%	5.7%	48.8%	17.5%

For the six months ended June 30, 2010:

External revenue	$18,540	$8,893	$10,296	$7,370	$1,081	$46,181
Internal revenue	652	400	1,448	376	834	3,710
Total revenue	$19,192	$9,293	$11,743	$7,746	$1,916	$49,891
Pre-tax income*	$2,357	$1,124	$4,189	$(12)	$889	$8,546

Pre-tax income margin*	12.3%	12.1%	35.7%	(0.2)%	46.4%	17.1%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2011	2010*
Revenue:
Total reportable segments	$55,052	$49,891
Eliminations/other	(3,779)	(3,310)
Total IBM Consolidated	$51,273	$46,581

Pre-tax income:
Total reportable segments	$9,634	$8,546
Amortization of acquired intangible assets	(318)	(229)
Acquisition related charges	(11)	(10)
Non-operating retirement-related costs	8	189
Eliminations/other	(612)	(406)
Total IBM Consolidated	$8,702	$8,090

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements — (continued)

9. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income		6,526			6,526		6,526
Other comprehensive income/(loss), net of tax (total)				1,634	1,634		1,634
Cash dividends declared — common stock		(1,700)			(1,700)		(1,700)
Stock transactions related to employee plans — net	1,556	(24)	129		1,662		1,662
Other treasury shares purchased — not retired			(8,041)		(8,041)		(8,041)
Changes in noncontrolling interests						(43)	(43)
Equity — June 30, 2011	$46,975	$97,334	$(104,073)	$(17,109)	$23,127	$84	$23,210

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2010	$41,810	$80,900	$(81,243)	$(18,830)	$22,637	$118	$22,755
Net income		5,987			5,987		5,987
Other comprehensive income/(loss), net of tax (total)				320	320		320
Cash dividends declared — common stock		(1,551)			(1,551)		(1,551)
Stock transactions related to employee plans — net	1,712	(12)	200		1,899		1,899
Other treasury shares purchased — not retired			(8,233)		(8,233)		(8,233)
Changes in noncontrolling interests						(1)	(1)
Equity — June 30, 2010	$43,522	$85,323	$(89,276)	$(18,510)	$21,059	$117	$21,176

Notes to Consolidated Financial Statements — (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of IBM stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net income	$3,664	$3,386	$6,526	$5,987
Other comprehensive income/(loss) — net of tax:
Foreign currency translation adjustments	389	(929)	924	(1,081)
Net change in retirement-related benefit plans	634	168	942	392
Net unrealized gains/(losses) on marketable securities	(22)	(47)	(145)	(6)
Net unrealized gains/(losses) on cash flow hedge derivatives	8	475	(87)	1,015
Total other comprehensive income/(loss)	1,010	(332)	1,634	320
Net income plus other comprehensive income/(loss)	$4,673	$3,053	$8,160	$6,306

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

For the three months ended June 30:			Yr. to Yr. Percent
(Dollars in millions)	2011	2010	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$370	$234	58.4%
Nonpension postretirement plans — cost	88	86	2.0
Total	$458	$319	43.2%

For the six months ended June 30:			Yr. to Yr. Percent
(Dollars in millions)	2011	2010	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$802	$555	44.5%
Nonpension postretirement plans — cost	173	173	0.3
Total	$975	$728	34.0%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2011	2010	2011	2010

Service cost	$—	$—	$126	$123
Interest cost	609	648	471	444
Expected return on plan assets	(1,007)	(1,001)	(643)	(592)
Amortization of prior service cost/(credits)	3	3	(40)	(42)
Recognized actuarial losses	198	116	242	171
Curtailments and settlements	—	—	1	0
Multi-employer plan/other costs	—	—	40	20
Total net periodic pension (income)/cost of defined benefit plans	(197)	(234)	195	125
Cost of defined contribution plans	216	212	156	131
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$19	$(22)	$351	$255

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2011	2010	2011	2010

Service cost	$—	$—	$256	$251
Interest cost	1,228	1,301	925	913
Expected return on plan assets	(2,022)	(2,009)	(1,263)	(1,218)
Amortization of prior service cost/(credits)	5	5	(80)	(84)
Recognized actuarial losses	409	235	487	349
Curtailments and settlements	—	—	1	27
Multi-employer plan/other costs	—	—	74	52
Total net periodic pension (income)/cost of defined benefit plans	(379)	(468)	399	290
Cost of defined contribution plans	481	478	302	255
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$101	$10	$700	$545

In 2011, the company expects to contribute to its non-U.S. defined benefit plans approximately $800 million, which is the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first half of 2011 were $448 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2011	2010	2011	2010

Service cost	$9	$8	$3	$2
Interest cost	59	65	17	15
Expected return on plan assets	—	—	(3)	(2)
Amortization of prior service credits	—	(4)	(1)	(1)
Recognized actuarial losses	—	—	4	3
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$68	$70	$20	$16

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2011	2010	2011	2010

Service cost	$17	$17	$5	$4
Interest cost	118	131	34	29
Expected return on plan assets	—	—	(5)	(5)
Amortization of prior service credits	—	(7)	(2)	(3)
Recognized actuarial losses	—	—	7	6
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$134	$141	$39	$32

The company received a $8.7 million subsidy in the second quarter of 2011 and a $18.0 million subsidy for the first half of 2011 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 125 in the company’s 2010 Annual Report.

11. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2011, the company completed one acquisition: in April, the company acquired 100 percent of TRIRIGA, Inc. (TRIRIGA), a privately held company.  TRIRIGA is a provider of facility and real estate management software solutions, which help clients make strategic decisions regarding space usage, evaluate alternative real estate initiatives, generate higher returns from capital projects and assess environmental impact investments. The acquisition further complements and enhances the company’s portfolio of product and services offerings. TRIRIGA will be integrated into the Software and Global Business Services segments. Purchase price consideration for the acquisition is paid primarily in cash.

The acquisition was accounted for as a business combination using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at its estimated fair value at the date of acquisition.  The acquisition did not have a material impact in the Consolidated Financial Statements.

Divestitures: During the second quarter of 2011, the company completed two divestitures related to subsidiaries of IBM Japan. The impact of these transactions was not material to the company’s Consolidated Financial Statements.

On March 31, 2010, the company completed the sale of its activities associated with the sales and support of Dassault Systemes’ (Dassault) product lifecycle management (PLM) software, including customer contracts and related assets to Dassault. The company received net proceeds of $459 million and recognized a net gain of $591 million on the transaction in the first quarter of 2010. The gain was net of the fair value of certain contractual terms, certain transaction costs and the assets and liabilities sold. The gain was recorded in other (income) and expense in the Consolidated Statement of Earnings and the net proceeds were reflected in proceeds from disposition of marketable securities and other investments within cash flow from investing activities in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

12. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,524	$(706)	$818
Client-related	1,614	(650)	963
Completed technology	2,122	(856)	1,266
In-process R&D	22	(1)	21
Patents/trademarks	216	(89)	127
Other(a)	39	(29)	9
Total	$5,537	$(2,332)	$3,205

	At December 31, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,558	$(726)	$831
Client-related	1,709	(647)	1,062
Completed technology	2,111	(688)	1,422
In-process R&D	21	(0)	21
Patents/trademarks	211	(71)	140
Other(a)	39	(28)	11
Total	$5,649	$(2,161)	$3,488

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $283 million during the first half of 2011, primarily due to amortization.  The aggregate intangible amortization expense was $309 million and $619 million for the second quarter and first six months of 2011 respectively, versus $284 million and $570 million for the second quarter and first six months ended June 30, 2010, respectively.  In addition, in the first half of 2011, the company retired $450 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2011:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2011 (for Q3 – Q4)	$280	$302	$582
2012	370	556	926
2013	147	514	661
2014	21	372	393
2015	—	264	264

The changes in the goodwill balances by reportable segment, for the six months ended June 30, 2011 and for the year ended December 31, 2010 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	6/30/11
Global Business Services	$4,329	$13	$(0)	$(10)	$183	$4,516
Global Technology Services	2,704	—	—	(2)	23	2,725
Software	16,963	63	(8)	—	211	17,230
Systems and Technology	1,139	—	(1)	—	1	1,139
Total	$25,136	$76	$(10)	$(11)	$418	$25,609

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	12/31/10
Global Business Services	$4,042	$252	$0	$—	$35	$4,329
Global Technology Services	2,777	32	(1)	—	(104)	2,704
Software	12,605	4,095	(52)	—	315	16,963
Systems and Technology	766	375	(1)	—	(1)	1,139
Total	$20,190	$4,754	$(54)	$—	$245	$25,136

Purchase price adjustments recorded in the first six months of 2011 and full year 2010 were related to acquisitions that were completed on or prior to December 31, 2010 or December 31, 2009, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2011 or the full year of 2010 and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2011	Payments	Adjustments*	6/30/2011
Current:
Workforce	$45	$(24)	$5	$26
Space	8	(5)	2	5
Total Current	$53	$(29)	$6	$31
Noncurrent:
Workforce	$395	$—	$42	$437
Space	4	—	(1)	3
Total Noncurrent	$399	$—	$42	$441

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2011, were not material to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (continued)

With respect to reasonably possible losses, including losses in excess of amounts already recorded, the company is required to disclose estimates of such losses or range of losses if they are material and can reasonably be estimated.  With respect to the claims, suits, investigations and proceedings discussed herein, the company is unable to provide such an estimate, for the following reasons.  Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of these matters.  It is the company’s experience that damage amounts claimed in litigation against it are unreliable and unrelated to possible outcomes, and as such are not meaningful indicators of the company’s potential liability.  Further, the company is unable to provide such an estimate due to a number of other factors with respect to these claims, suits, investigations and proceedings, including considerations of the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters.  The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses, to reflect the impact and status of settlement discussions, discovery, procedural and substantive rulings, advice of counsel and other information pertinent to a particular matter.

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

On November 29, 2006, the company filed a lawsuit against Platform Solutions, Inc. (PSI) in the United States District Court for the Southern District of New York, alleging that PSI violated certain IP rights of IBM. PSI asserted counterclaims against IBM. On January 11, 2008, the court permitted T3 Technologies, a reseller of PSI computer systems, to intervene as a counterclaim-plaintiff. T3 claimed that IBM violated certain antitrust laws by refusing to license its patents and trade secrets to PSI and by tying the sales of its mainframe computers to its mainframe operating systems. On June 30, 2008, IBM acquired PSI. As a result of this transaction, IBM and PSI dismissed all claims against each other, and PSI withdrew a complaint it had filed with the European Commission in October 2007 with regard to IBM. On September 30, 2009, the court granted IBM’s motion for summary judgment and dismissed T3’s claims against IBM. This decision was appealed by T3. In May 2011, T3 withdrew its appeal, and this litigation is concluded.  In addition, T3 withdrew a complaint it had filed with the European Commission in January 2009 that alleged IBM had violated European Union competition law based on the facts alleged in the above-referenced U.S. litigation involving T3.  Complaints concerning competition matters were also filed with the European Commission in March 2010 by TurboHercules SAS and in late July 2010 by Neon Enterprise Software, LLC (Neon).  Neon has agreed to withdraw this complaint.  IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM, and the DOJ has requested certain information, including the production of materials from the litigation between T3 and IBM. In July 2010, the European Commission notified the company that it has decided to initiate proceedings to further investigate IBM regarding possible infringements of European Union competition law.

Notes to Consolidated Financial Statements — (continued)

The company is a defendant in an action filed on December 14, 2009 in the United States District Court for the Western District of Texas by Neon, alleging that the company has interfered with Neon’s efforts to license its zPrime software. It seeks damages and injunctive relief.  In late January 2010, IBM filed its answer to Neon’s complaint and asserted counterclaims against Neon.  In late May 2011, the parties entered into a settlement agreement pursuant to which each party’s claims against the other will be dismissed with prejudice and no payments will be made by IBM; in addition, Neon has been permanently enjoined from distributing zPrime or a functionally similar product.

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

The company was a defendant in an action filed on February 5, 2010 in the United States District Court for the Eastern District of Virginia by TecSec, Inc., which alleged that certain IBM products infringe certain patents relating generally to encryption. TecSec sought damages and injunctive relief. The case was set for trial in March 2011. In late February 2011, the court granted IBM’s motion for summary judgment of non-infringement, and final judgment has been entered in favor of IBM. Plaintiff filed a notice of appeal in late March 2011.

The company was named as a co-defendant in numerous purported class actions filed on and after March 18, 2011 in federal and state courts in California in connection with an information technology outsourcing agreement between Health Net, Inc. and IBM.  The matters were consolidated in the United States District Court for the Eastern District of California, and plaintiffs filed a consolidated complaint on July 15, 2011.  The consolidated complaint alleges that the company violated the California Confidentiality of Medical Information Act in connection with hard drives that are unaccounted for at one of Health Net’s data centers in California; plaintiffs have been notified by Health Net that certain of their personal information is believed to be contained on those hard drives. Plaintiffs seek damages, as well as injunctive and declaratory relief. IBM has also received a request for information regarding this matter from the California Attorney General.

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

The company is a defendant in numerous actions filed after January 1, 2008 in the Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the

Notes to Consolidated Financial Statements — (continued)

presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount. The first trial in these cases is scheduled to begin in October 2012.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters include claims for taxes on the importation of computer software. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil, and in late July 2009, the company received written confirmation regarding this decision. The total potential amount related to the remaining matters for all applicable years is approximately $700 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

15. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,664 million and $3,415 million at June 30, 2011 and December 31, 2010, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,891 million and $2,825 million at June 30, 2011 and December 31, 2010, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $47 million and $48 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Notes to Consolidated Financial Statements — (continued)

Standard Warranty Liability

(Dollars in millions)	2011	2010
Balance at January 1	$375	$316
Current period accruals	203	189
Accrual adjustments to reflect actual experience	18	20
Charges incurred	(215)	(217)
Balance at June 30	$381	$308

Extended Warranty Liability

(Dollars in millions)	2011	2010
Aggregate deferred revenue at January 1	$670	$665
Revenue deferred for new extended warranty contracts	141	145
Amortization of deferred revenue	(164)	(149)
Other*	2	(52)
Aggregate deferred revenue at June 30	$649	$608

Current portion	$309	$283
Noncurrent portion	340	325
Aggregate deferred revenue at June 30	$649	$608

* Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On July 22, 2011, the company issued $2 billion of 5-year bonds with a 1.95 percent coupon rate.

On July 26, 2011, the company announced that the Board of Directors approved a quarterly dividend of $0.75 per common share. The dividend is payable September 10, 2011 to stockholders of record on August 10, 2011.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended June 30:	2011	2010	Change
Revenue	$26,666	$23,724	12.4	%*
Gross profit margin	46.4%	45.6%	0.9	pts.
Total expense and other income	$7,500	$6,234	20.3%
Total expense and other income to revenue ratio	28.1%	26.3%	1.8	pts.
Provision for income taxes	$1,221	$1,190	2.7%
Net income	$3,664	$3,386	8.2%
Net income margin	13.7%	14.3%	(0.5	)pts.
Earnings per share:
Assuming dilution	$3.00	$2.61	14.9%
Basic	$3.04	$2.65	14.7%
Weighted-average shares outstanding:
Assuming dilution	1,221.4	1,296.7	(5.8)%
Basic	1,204.8	1,278.6	(5.8)%

* 5.1 percent adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. See Currency Rate Fluctuations on page 65 for additional information.

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

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows the company to provide a long-term strategic view of the business going forward. For its 2015 earnings per share road map, the company is utilizing an operating view to establish its objectives and track its progress. Effective January 1, 2011, the company’s segment financial results and performance reflect operating earnings,

Management Discussion — (continued)

consistent with the company’s management and measurement system.

The following tables provide the company’s non-GAAP operating earnings for the second quarter and first six months of 2011 and 2010.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent/
For the three months ended June 30:	2011	2010	Change
Net income as reported	$3,664	$3,386	8.2%
Adjustments (net of tax):
Acquisition-related charges	126	84	49.6
Non-operating retirement-related costs/(income)	(13)	(68)	(81.4)
Operating (non-GAAP) earnings*	$3,777	$3,402	11.0%
Diluted operating (non-GAAP) earnings per share:	$3.09	$2.62	17.9%

* See pages 72 to 74 for a more detailed reconciliation of net income to operating earnings.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent/
For the six months ended June 30:	2011	2010	Change
Net income as reported	$6,526	$5,987	9.0%
Adjustments (net of tax):
Acquisition-related charges	243	166	46.2
Non-operating retirement-related costs/(income)	(3)	(113)	(97.4)
Operating (non-GAAP) earnings*	$6,767	$6,040	12.0%
Diluted operating (non-GAAP) earnings per share:	$5.50	$4.61	19.3%

* See pages 72 to 74 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the second quarter of 2011, the company delivered solid financial results highlighted by revenue growth of 12.4 percent (5 percent adjusted for currency), gross margin expansion and double-digit diluted earnings per share growth of 14.9 percent as reported and 17.9 percent on an operating (non-GAAP) basis. The company generated $4.3 billion in cash from operations in the quarter enabling significant shareholder returns of almost $5 billion in common stock repurchases and dividends in the period. As a result of its performance, in July 2011, the company increased its full year 2011 earnings per share expectation from the expectation disclosed in April 2011.

Revenue performance in the second quarter was driven by the transactional businesses within the Systems and Technology and Software segments. Systems and Technology revenue increased 17.5 percent (12 percent adjusted for currency) with total systems revenue growing 19.6 percent (13 percent adjusted for currency) driven by strong performance in System z mainframe, Power Systems and System x. Software revenue increased 16.9 percent (10 percent adjusted for currency) driven by key branded middleware which grew 20.6 percent (14 percent adjusted for currency). Total Global Services revenue increased 10.1 percent (2 percent adjusted for currency) in the second quarter versus the prior year. Services revenue was led by performance in the growth markets which increased 21.6 percent (10 percent adjusted for currency). Total constant currency revenue growth of 5 percent represented the fourth consecutive quarter that the company has delivered mid-single digit constant currency revenue growth.

In the second quarter, the company’s key growth initiatives also had excellent performance. Total revenue from the growth markets increased 22.6 percent (13 percent adjusted for currency) driven by the BRIC countries (Brazil, Russia, India and China) which increased 26.7 percent (21 percent adjusted for currency). Overall, in the second quarter, the company had almost 40 countries within the growth markets which increased revenue at a double-digit rate, adjusted for currency, compared to the prior year.  In addition, this growth was broad-based from a segment perspective with 24 percent growth in hardware and growth of almost 40 percent in WebSphere software, adjusted for currency, in addition to the Global Services growth of 10 percent at constant currency. The company’s growth markets strategy to expand into new markets, build out the IT infrastructure and focus on leadership in specific industries is resulting in solid growth and share gains. The company also

Management Discussion — (continued)

had continued momentum in the second quarter in its other growth initiatives — business analytics, cloud computing and Smarter Planet.

The consolidated gross profit margin increased 0.9 points versus the second quarter of 2010 to 46.4 percent. The operating (non-GAAP) gross margin increased 1.2 points to 46.8 points. The improvement was led by System and Technology which improved 4.9 points, and expanded gross margins in Global Business Services and Software.

Total expense and other income increased 20.3 percent in the second quarter compared to the prior year. Total operating (non-GAAP) expense and other income increased 19.5 percent compared to the second quarter of 2010. The year-to-year drivers for both categories were approximately:

•	Currency*	10 points
•	Base expense	6 points
•	Acquisitions**	4 points

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 6.8 percent and the pre-tax margin was 18.3 percent, a decrease of 1.0 points versus the second quarter of 2010. Net income increased 8.2 percent and the net income margin of 13.7 percent declined 0.5 points year to year. The effective tax rate for the second quarter was 25.0 percent, compared with 26.0 percent in the prior year. Operating (non-GAAP) pre-tax income grew 9.9 percent and the pre-tax margin was 18.9 percent, a decrease of 0.4 points versus the prior year. Operating (non-GAAP) net income increased 11.0 percent and the operating (non-GAAP) net income margin of 14.2 percent decreased 0.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 25.0 percent versus 25.8 percent in the second quarter of 2010.

Diluted earnings per share improved 14.9 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the second quarter, the company repurchased 24 million shares of its common stock. Diluted earnings per share of $3.00 increased $0.39 from the prior year. Operating (non-GAAP) diluted earnings per share of $3.09 increased $0.47 versus the second quarter of 2010 driven by the following factors:

•	Revenue increase at actual rates:	$0.33
•	Margin expansion:	$(0.04)
•	Common stock repurchases:	$0.18

The deterioration from margin reflects a $0.10 year-to-year impact from higher workforce rebalancing charges. Overall, in the second quarter, the improvement in earnings per share performance was led by revenue.

The company generated $4,279 million in cash flow provided by operating activities, an increase of $513 million compared to the second quarter of 2011, driven by higher net income ($278 million) in the second quarter of 2011 versus 2010. Net cash used in investing activities of $584 million decreased $1,362 million, primarily due to the net benefit of $1,151 million from purchases and sales of marketable securities and other investments in the second quarter of 2011 versus 2010. Net cash used in financing activities of $4,903 million increased $1,156 million compared to the prior year, primarily due to an increase in net cash to settle debt ($946 million) and a net increase in cash used for common stock transactions ($139 million).

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the six months ended June 30:	2011	2010	Change
Revenue	$51,273	$46,581	10.1	%*
Gross profit margin	45.3%	44.6%	0.7	pts.
Total expense and other income	$14,541	$12,695	14.5%
Total expense and other income to revenue ratio	28.4%	27.3%	1.1	pts.
Provision for income taxes	$2,175	$2,103	3.4%
Net income	$6,526	$5,987	9.0%
Net income margin	12.7%	12.9%	(0.1	)pts.
Earnings per share:
Assuming dilution	$5.30	$4.57	16.0%
Basic	$5.38	$4.64	15.9%
Weighted-average shares outstanding:
Assuming dilution	1,230.7	1,309.2	(6.0)%
Basic	1,213.5	1,289.9	(5.9)%

	6/30/11	12/31/10
Assets	$113,474	$113,452	0.0%
Liabilities	$90,263	$90,279	(0.0)%
Equity	$23,210	$23,172	0.2%

*5.1 percent adjusted for currency

In the first half of 2011, the company delivered diluted earnings per share growth of 16.0 percent as reported and 19.3 percent on an operating (non-GAAP) basis compared to the first six months of 2010.  The company generated $8.1 billion in cash flow from operations in the first half, returning almost $10 billion to shareholders in the period in common stock repurchases and dividends.

Total revenue increased 10.1 percent (5 percent adjusted for currency) compared to the first half of 2010. On a segment basis, Systems and Technology revenue increased 18.0 percent (14 percent adjusted for currency), Software 11.5 percent (8 percent adjusted for currency), Global Technology Services 8.4 percent (3 percent adjusted for currency) and Global Business Services 7.7 percent (2 percent adjusted for currency). Global Financing revenue declined 4.3 percent (8 percent adjusted for currency). Revenue performance in the company’s key growth initiatives was strong. Revenue from the growth markets increased 20.2 percent (13 percent adjusted for currency) driven by the BRIC countries which increased 26.1 percent (21 percent adjusted for currency). In the first half, the growth markets contributed about half of the company’s geographic revenue growth. Business analytics revenue increased over 20 percent in the first half of 2011 compared to the prior year with good contribution from both software and services. Revenue from cloud computing offerings in the first half of 2011 has already exceeded the full year 2010 results, keeping the company on track to double its cloud revenue in 2011. In cloud computing, the company closed over 2,000 deals in the first half, with private cloud average transaction size tripling from the prior year. Smarter Planet revenue growth in the first half was over 50 percent, with second quarter growth driven by solutions in the telecommunication, healthcare and retail industries.

The consolidated gross margin increased 0.7 points versus the first half of 2010 to 45.3 percent. The operating (non-GAAP) gross margin increased 1.0 points to 45.7 percent. The improvement in gross margin in the first half was primarily driven by Systems and Technology.

Total expense and other income increased 14.5 percent in the first six months versus the prior year. Total operating (non-GAAP) expense and other income increased 13.8 percent compared to the prior year. The year-to-year drivers for both categories were approximately:

•	Currency*	5 points
•	Acquisitions**	4 points
•	Base expense	5 points

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Management Discussion — (continued)

Pre-tax income grew 7.6 percent and the pre-tax margin was 17.0 percent, a decrease of 0.4 points versus the first half of 2010. Net income increased 9.0 percent and the net income margin declined 0.1 point to 12.7 percent. The effective tax rate for the first half of 2011 was 25.0 percent, compared with 26.0 percent in the prior year. Operating (non-GAAP) pre-tax income grew 10.8 percent and the pre-tax margin was 17.6 percent, an increase of 0.1 point versus the prior year. Operating (non-GAAP) net income increased 12.0 percent and the operating (non-GAAP) net income margin of 13.2 percent increased 0.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 25.0 percent versus 25.8 percent in the first half of 2010.

Diluted earnings per share improved 16.0 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first half, the company repurchased 49.6 million shares of its common stock. Diluted earnings per share of $5.30 increased $0.73 from the prior year. Operating (non-GAAP) diluted earnings per share of $5.50 increased $0.89 versus the first half of 2010 driven by the following factors:

•	Revenue increase at actual rates:	$0.47
•	Margin expansion:	$0.09
•	Common stock repurchases:	$0.33

At June 30, 2011, the company’s balance sheet and liquidity positions remain strong and are well positioned to support the company’s objectives. Cash and marketable securities at quarter end were $11,764 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets increased $22 million (down $2,736 million adjusted for currency) from December 31, 2010 driven by:

•                  Increased cash and cash equivalents ($1,054 million), prepaid pension assets ($1,787 million), goodwill ($474 million) and inventory ($123 million), partially offset by;

•                  Decreases in total receivables ($1,970 million), short-term marketable securities ($940 million) and investment and sundry assets ($449 million).

Total liabilities decreased $16 million ($1,900 million adjusted for currency) from December 31, 2010 driven by:

•                  Decreases in taxes ($1,853 million), accounts payable ($692 million) and compensation and benefits ($322 million), partially offset by;

•                  Increased total debt ($1,148 million), deferred income ($1,055 million) and total other liabilities ($613 million).

Total equity of $23,210 million increased $38 million from December 31, 2010 as a result of:

•                  Higher retained earnings ($4,802 million), common stock ($1,556 million), pension adjustments ($942 million) and foreign currency translation adjustments ($924 million), partially offset by;

•                  Increased treasury stock ($7,912 million) driven by share repurchases.

The company generated $8,071 million in cash flow provided by operating activities, a decrease of $131 million, compared to the first six months of 2010, primarily driven by a decrease in cash provided by operating assets and liabilities ($932 million) due to higher net tax payments ($1,100 million), a decrease in cash provided by receivables ($371 million), lower cash used in retirement-related plans ($298 million) and lower cash used for workforce rebalancing ($100 million), partially offset by an increase in net income ($540 million). Net cash used in investing activities of $86 million was $2,559 million lower than the first six months of 2010, primarily due to the net benefit of $1,646 million from purchases and sales of marketable securities and other investments in 2011 versus 2010 and a decrease of $851 million of cash used in acquisitions. Net cash used in financing activities of $7,217 million was $103 million higher, compared to the first six months of 2010, primarily due to lower cash provided by common stock transactions ($276 million) and increased dividend payments ($149 million), partially offset by an increased net benefit associated with debt ($222 million) and higher payments to repurchase common stock ($100 million).

The estimated Global Services backlog at June 30, 2011 was $144 billion, an increase of $15 billion versus the prior year, $13 billion from currency and $2 billion from performance.

Management Discussion — (continued)

In January 2011, the company disclosed that it was expecting GAAP earnings of at least $12.56 and operating (non-GAAP) earnings of at least $13.00 per diluted share for the full year 2011. In April 2011, the company increased its expectation for GAAP earnings per diluted share to at least $12.73 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.15 for the full year. In July 2011, the company again increased its expectation for GAAP earnings per diluted share to at least $12.87 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.25 for the full year.

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2011 versus the second quarter and first six months of 2010 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended June 30:	2011	2010*	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$10,241	$9,234	10.9%		2.6%
Gross margin	34.0%	34.3%	(0.3	)pts.
Global Business Services	4,866	4,483	8.5%		0.6%
Gross margin	28.9%	28.2%	0.6	pts.
Software	6,169	5,277	16.9%		10.5%
Gross margin	88.4%	88.1%	0.4	pts.
Systems and Technology	4,681	3,985	17.5%		11.9%
Gross margin	40.6%	35.7%	4.9	pts.
Global Financing	519	544	(4.6)%		(10.6)%
Gross margin	48.7%	50.1%	(1.4	)pts.
Other	191	200	(4.8)%		(9.4)%
Gross margin	(57.7)%	16.4%	nm
Total consolidated revenue	$26,666	$23,724	12.4%		5.1%
Total consolidated gross profit	$12,385	$10,809	14.6%
Total consolidated gross margin	46.4%	45.6%	0.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	87	58	48.8%
Acquisition-related charges	0	—	nm
Retirement-related (costs)/income	6	(56)	nm
Operating (non-GAAP) gross profit	$12,477	$10,811	15.4%
Operating (non-GAAP) gross margin	46.8%	45.6%	1.2	pts.

* Reclassified to conform with 2011 presentation.

nm - not meaningful

Management Discussion — (continued)

(Dollars in millions) For the six months ended June 30:	2011	2010*	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$20,104	$18,540	8.4%		2.8%
Gross margin	33.9%	34.3%	(0.4	)pts.
Global Business Services	9,575	8,893	7.7%		2.0%
Gross margin	28.2%	27.7%	0.4	pts.
Software	11,478	10,296	11.5%		7.5%
Gross margin	87.8%	86.8%	0.9	pts.
Systems and Technology	8,700	7,370	18.0%		14.0%
Gross margin	39.3%	34.5%	4.8	pts.
Global Financing	1,035	1,081	(4.3)%		(8.4)%
Gross margin	51.1%	50.0%	1.1	pts.
Other	381	400	(4.7)%		(7.7)%
Gross margin	(75.5)%	(14.6)%	(60.9	)pts.
Total consolidated revenue	$51,273	$46,581	10.1%		5.1%
Total consolidated gross profit	$23,243	$20,785	11.8%
Total consolidated gross margin	45.3%	44.6%	0.7	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	172	113	51.8%
Acquisition-related charges	0	—	nm
Retirement-related (costs)/income	19	(91)	nm
Operating (non-GAAP) gross profit	$23,434	$20,807	12.6%
Operating (non-GAAP) gross margin	45.7%	44.7%	1.0	pts.

* Reclassified to conform with 2011 presentation.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Global Technology Services	38.7%	39.3%	39.5%	40.1%
Global Business Services	18.4	19.1	18.8	19.3
Total Global Services	57.1	58.3	58.3	59.4
Software	23.3	22.4	22.6	22.3
Systems and Technology	17.7	16.9	17.1	16.0
Global Financing	2.0	2.3	2.0	2.3
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010*	2011	2010*
Global Technology Services	26.4%	29.2%	27.6%	27.6%
Global Business Services	14.0	14.2	14.4	13.1
Total Global Services	40.4	43.4	42.0	40.7
Software	43.0	43.1	42.0	49.0
Systems and Technology	7.3	3.9	5.4	(0.1)
Global Financing	9.2	9.6	10.5	10.4
Total	100.0%	100.0%	100.0%	100.0%

* Reclassified to conform with 2011 presentation.

Management Discussion — (continued)

The workforce rebalancing charges recorded in the first quarter of 2010 and 2011 and the first quarter 2010 PLM transaction gain impacted the year-to-year results of the company’s reportable segments for the first six months of 2011 compared to the first six months of 2010. Workforce rebalancing charges were incurred in every segment in the first quarter of both years. The PLM transaction gain ($591 million) was recorded in Software in the first quarter of 2010. In the segment analysis below and in the Global Financing analysis on page 67, each segment’s pre-tax income and pre-tax margin for the first half of 2011 and first half of 2010 is presented on an as-reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) had combined revenue of $15,107 million in the second quarter, an increase of 10.1 percent (2 percent adjusted for currency) year to year. Geographically, the services revenue growth in the second quarter of 2011 was driven by the growth market countries which were up 21.6 percent (10 percent adjusted for currency). Total outsourcing revenue of $7,099 million increased 11.9 percent (3 percent adjusted for currency) in the second quarter driven by revenue from the backlog (increased 3 percent adjusted for currency) and growth from sales into existing base accounts. Total transactional revenue of $6,104 million in the second quarter of 2011 increased 9.0 percent (1 percent adjusted for currency) year to year. The growth markets had very strong performance in the second quarter with double-digit constant currency revenue growth in both the outsourcing and transactional services businesses, which drove significant share gains for total services in the growth markets. In the first six months of 2011, total Global Services revenue was $29,680 million, an increase of 8.2 percent (3 percent adjusted for currency) year to year. Total outsourcing revenue of $13,949 million increased 9.4 percent (3 percent adjusted for currency) and total transactional revenue of $11,982 million increased 7.7 percent (2 percent adjusted for currency) year to year in the first six months of 2011. The estimated Global Services backlog was $144 billion at June 30, 2011, an increase of $15 billion compared to the June 30, 2010 level with $13 billion from currency and $2 billion from performance. The backlog in the growth markets has increased almost 50 percent in the past two years and now approaches about 20 percent of the total services backlog. The growth markets drove approximately $8 billion of the $15 billion increase in backlog year to year.

				Yr. to Yr. Percent Change
(Dollars in millions)			Yr. to Yr. Percent	Adjusted for
For the three months ended June 30:	2011	2010*	Change	Currency
Global Services external revenue:	$15,107	$13,717	10.1%	1.9%
Global Technology Services	$10,241	$9,234	10.9%	2.6%
Outsourcing	5,999	5,364	11.8	3.2
Integrated Technology Services	2,339	2,098	11.5	3.1
Maintenance	1,904	1,772	7.4	0.2
Global Business Services	$4,866	$4,483	8.5%	0.6%
Outsourcing	1,100	979	12.4	3.8
Consulting and Systems Integration	3,766	3,504	7.5	(0.2)

* Reclassified to conform with 2011 presentation of Outsourcing and Consulting and Systems Integration revenue within GBS.

				Yr. to Yr. Percent Change
(Dollars in millions)			Yr. to Yr. Percent	Adjusted for
For the six months ended June 30:	2011	2010*	Change	Currency
Global Services external revenue:	$29,680	$27,433	8.2%	2.5%
Global Technology Services	$20,104	$18,540	8.4%	2.8%
Outsourcing	11,793	10,818	9.0	3.1
Integrated Technology Services	4,563	4,171	9.4	3.6
Maintenance	3,749	3,551	5.6	0.7
Global Business Services	$9,575	$8,893	7.7%	2.0%
Outsourcing	2,156	1,938	11.3	5.0
Consulting and Systems Integration	7,420	6,956	6.7	1.1

* Reclassified to conform with 2011 presentation of Outsourcing and Consulting and Systems Integration revenue within GBS.

Management Discussion — (continued)

Global Technology Services revenue increased 10.9 percent (3 percent adjusted for currency) to $10,241 million and 8.4 percent (3 percent adjusted for currency) to $20,104 million in the second quarter and first six months of 2011, respectively, versus the same periods in 2010. GTS Outsourcing revenue increased 11.8 percent (3 percent adjusted for currency) in the second quarter and increased 9.0 percent (3 percent adjusted for currency) in the first six months of 2011, respectively, year to year. Revenue growth was driven by performance in the growth markets which increased 10 percent year to year in both the second quarter and first six months, adjusted for currency. GTS Outsourcing gained share in the second quarter in both the growth markets and major markets. Integrated Technology Services (ITS) revenue increased 11.5 percent (3 percent adjusted for currency) in the second quarter and increased 9.4 percent (4 percent adjusted for currency) in the first six months of 2011, driven primarily by the growth markets with revenue up 14 percent and 12 percent in the second quarter and first six months, respectively, adjusted for currency.

Global Business Services revenue increased 8.5 percent (1 percent adjusted for currency) to $4,866 million and increased 7.7 percent (2 percent adjusted for currency) to $9,575 million in the second quarter and first six months of 2011, respectively, year to year. Application Outsourcing revenue, which accounted for over 20 percent of total GBS revenue in both the second quarter and first six months of 2011, increased 12.4 percent (4 percent adjusted for currency) in the second quarter and increased 11.3 percent (5 percent adjusted for currency) in the first six months of 2011 year to year. Consulting and Systems Integration (C&SI), which includes Consulting, Application Management Services systems integration and the U.S. Federal business, had revenue growth in the second quarter of 7.5 percent (flat adjusted for currency) and growth of 6.7 percent (1 percent adjusted for currency) in the first six months of 2011. GBS continued to have strong performance in its growth initiatives with revenue growth in business analytics of over 25 percent in the first six months of 2011. Geographically, revenue performance adjusted for currency, was led by the growth markets which were up 10 percent in the second quarter and up 7 percent in the first six months of 2011, with growth in both outsourcing and C&SI. From an industry sector perspective, GBS revenue growth in both the second quarter and first six month periods of 2011 was led by General Business, Distribution and Communications. Public sector revenue declined year to year in the second quarter and first six months of 2011 driven by declines in government spending.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2011	2010*	Change
Global Technology Services:
External gross profit	$3,481	$3,168	9.9%
External gross profit margin	34.0%	34.3%	(0.3	)pts.
Pre-tax income	$1,420	$1,399	1.5%
Pre-tax margin	13.4%	14.6%	(1.2	)pts.
Global Business Services:
External gross profit	$1,405	$1,266	11.0%
External gross profit margin	28.9%	28.2%	0.6	pts.
Pre-tax income	$750	$678	10.7%
Pre-tax margin	14.8%	14.5%	0.3	pts.

*  Reclassified to conform with 2011 presentation.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2011	2010+	Change
Global Technology Services:
External gross profit	$6,811	$6,354	7.2%
External gross profit margin	33.9%	34.3%	(0.4	)pts.
Pre-tax income	$2,658	$2,357	12.8%
Pre-tax margin	12.8%	12.3%	0.5	pts.
Pre-tax income — normalized*	$2,774	$2,629	5.5%
Pre-tax margin — normalized	13.4%	13.7%	(0.3	)pts.

Global Business Services:
External gross profit	$2,696	$2,465	9.4%
External gross profit margin	28.2%	27.7%	0.4	pts.
Pre-tax income	$1,390	$1,124	23.7%
Pre-tax margin	13.9%	12.1%	1.8	pts.
Pre-tax income — normalized**	$1,436	$1,252	14.7%
Pre-tax margin — normalized	14.4%	13.5%	0.9	pts.

*   Excludes $116 million and $273 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

** Excludes $45 million and $128 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

+  Reclassified to conform with 2011 presentation.

GTS gross profit increased 9.9 percent in the second quarter and increased 7.2 percent in the first six months of 2011 compared to the same period in 2010. Gross profit margins declined 0.3 points and 0.4 points in the second quarter and first six months, respectively. Margin declines in Outsourcing were partially offset by margin expansion in ITS and Maintenance in both periods. Second quarter pre-tax income increased 1.5 percent to $1,420 million with the pre-tax margin declining 1.2 points to 13.4 percent, driven by increased workforce rebalancing charges; excluding the workforce rebalancing charges, second quarter pre-tax income increased 8 percent year to year. On a normalized basis, segment pre-tax income in the first six months of 2011 increased 5.5 percent with a pre-tax margin of 13.4 percent, a decline of 0.3 points year to year.

GBS gross profit increased 11.0 percent in the second quarter and increased 9.4 percent in the first six months of 2011, better than balanced with revenue growth. Gross profit margins expanded 0.6 points and 0.4 points in the second quarter and first six months, respectively. GBS segment pre-tax income increased 10.7 percent to $750 million in the second quarter with pre-tax margin expanding 0.3 points to 14.8 percent. On a normalized basis, segment pre-tax income in the first six months of 2011 increased 14.7 percent with a pre-tax margin of 14.4 percent, an increase of 0.9 points year to year.

Total Global Services pre-tax income was $2,171 million, an increase of 4.5 percent year-to-year. Workforce rebalancing charges of $126 million increased $116 million compared to the second quarter of 2010; excluding these charges, pre-tax income increased 10.0 percent year-to-year, consistent with overall revenue growth.

Global Services Backlog

Total estimated Global Services backlog at June 30, 2011 was $144 billion, an increase of $15 billion compared to the June 30, 2010 balance with $13 billion from currency and $2 billion from performance. The estimated Outsourcing backlog at June 30, 2011 was $96 billion, an increase of $8 billion (decrease of $1 billion adjusted for currency) year to year. In the second quarter, outsourcing revenue driven from backlog increased 3 percent and revenue from sales into existing base accounts also increased, driving the total growth in outsourcing revenue, at constant currency, of 3 percent compared to the second quarter of 2010. In addition, the backlog in growth markets has increased almost 50 percent in the past two years and now approaches 20 percent of the total services backlog.

(Dollars in billions)	At June 30, 2011	At June 30, 2010	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Backlog:
Total Backlog	$144.2	$129.4	$14.7	$1.9
Outsourcing Backlog	$96.1	$87.9	$8.2	$(0.7)

Management Discussion — (continued)

Total Global Services backlog includes GTS Outsourcing, ITS, GBS Outsourcing, Consulting and Systems Integration and Maintenance. Outsourcing backlog includes GTS Outsourcing and GBS Outsourcing. Total backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

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

(Dollars in billions) For the three months ended June 30:	2011	2010*	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Outsourcing signings	$7.1	$6.1	16.8%	8.1%
Transactional signings	7.1	6.2	14.9	7.0
Total signings	$14.3	$12.3	15.9%	7.5%

* Reclassified to conform with 2011 presentation.

(Dollars in billions) For the six months ended June 30:	2011	2010*	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Outsourcing signings	$11.9	$12.5	(5.4)%	(11.4)%
Transactional signings	12.9	12.0	7.2	1.3
Total signings	$24.8	$24.6	0.8%	(5.2)%

* Reclassified to conform with 2011 presentation.

Software

			Yr. to Yr.	Yr. to Yr. Percent Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended June 30:	2011	2010	Change	Currency
Software external revenue:	$6,169	$5,277	16.9%	10.5%
Middleware:	$5,080	$4,347	16.9%	10.4%
Key branded middleware:	3,944	3,269	20.6	14.0
WebSphere Family			54.7	47.2
Information Management			17.9	11.5
Lotus			12.1	4.3
Tivoli			9.3	3.0
Rational			4.4	(2.0)
Other middleware	1,137	1,078	5.5	(0.2)
Operating systems	630	544	15.8	9.5
Other	459	387	18.7	12.4

Management Discussion — (continued)

			Yr. to Yr.	Yr. to Yr. Percent Change
(Dollars in millions)			Percent	Adjusted for
For the six months ended June 30:	2011	2010	Change	Currency
Software external revenue:	$11,478	$10,296	11.5%	7.5%
Middleware:	$9,430	$8,351	12.9%	8.9%
Key branded middleware:	7,197	6,078	18.4	14.1
WebSphere Family			53.3	48.4
Information Management			15.5	11.5
Lotus			6.4	1.5
Tivoli			8.7	4.5
Rational			4.5	0.0
Other middleware	2,233	2,273	(1.8)	(4.9)
Operating systems	1,172	1,043	12.3	8.4
Other	876	902	(3.0)	(6.4)

Software revenue increased 16.9 percent (10 percent adjusted for currency) to $6,169 million in the second quarter and increased 11.5 percent (8 percent adjusted for currency) to $11,478 million in the first six months of 2011, respectively, compared to the same periods in 2010. Adjusting for the divested PLM operations, revenue grew at 13.4 percent (9 percent adjusted for currency) in the first six months of 2011. Revenue growth continues to be driven by key branded middleware, led by the business analytics portfolio, storage management and business integration.

Key Branded Middleware revenue increased 20.6 percent (14 percent adjusted for currency) in the second quarter of 2011 and increased 18.4 percent (14 percent adjusted for currency) in the first six months of 2011, respectively, when compared to the same periods in 2010. Key branded middleware accounted for 64 percent of total Software revenue in the second quarter, as the business continues to mix to higher growth areas. The software business continued to extend its leadership in the middleware market and gained share for the 15th consecutive quarter.

WebSphere revenue increased 54.7 percent (47 percent adjusted for currency) and increased 53.3 percent (48 percent adjusted for currency) in the second quarter and first six months of 2011 year to year, respectively, and gained share in the second quarter. Revenue growth was driven by the base business as well as from acquisitions. Business Process Management software grew 30 percent in the second quarter, driven by the synergies of the combined Lombardi, ILOG and WebSphere products. Smarter Commerce software, which extends the company’s capabilities in business-to-business integration, Commerce Solutions and Enterprise Marketing Management each had a strong quarter driven by the combination of the Sterling Commerce, Unica and Coremetrics acquisitions with the WebSphere Commerce base business.

Information Management revenue increased 17.9 percent (11 percent adjusted for currency) in the second quarter year to year and gained share. Revenue in the first six months of 2011 increased 15.5 percent (11 percent adjusted for currency) year to year. Distributed Database products had another strong quarter with double-digit revenue growth. Netezza performed well again in the second quarter with transactional volumes up 70 percent year to year. Information Management provides the foundation for the company’s business analytics and optimization software capabilities. The software component of business analytics had year to year revenue growth of over 15 percent in the first six months of 2011.

Lotus revenue increased 12.1 percent (4 percent adjusted for currency) in the second quarter and 6.4 percent (1 percent adjusted for currency) in the first six months of 2011, respectively.  Growth was driven by strong performance from the Social Business offerings. Lotus gained share in the second quarter and a third party recently ranked the company number one in worldwide market share for Social Platform software.

Tivoli revenue increased 9.3 percent and 8.7 percent (3 percent and 4 percent adjusted for currency) year over year in the second quarter and first six months of 2011, respectively, while holding share. The revenue growth was led by Tivoli Storage software with growth of 24 percent (17 percent adjusted for currency) in the second quarter and 22 percent (18 percent adjusted for currency) in the first six months of 2011.

Rational revenue increased 4.4 percent (decreased 2 percent adjusted for currency) in the second quarter and increased 4.5 percent (flat adjusted for currency) in the first six months of 2011 compared to the prior year periods.

Operating systems revenue increased 15.8 percent (9 percent adjusted for currency) in the second quarter and increased 12.3 percent (8 percent adjusted for currency) in the first six months of 2011, driven primarily by Power Systems related products.

Management Discussion — (continued)

Other software revenue increased 18.7 percent (12 percent adjusted for currency) in the second quarter of 2011 driven primarily by growth in software-related services. Other software revenue decreased 3.0 percent (6 percent adjusted for currency) in the first six months of 2011, due primarily to the divestiture of the PLM operations in the first quarter of 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2011	2010*	Change
Software:
External gross profit	$5,456	$4,647	17.4%
External gross profit margin	88.4%	88.1%	0.4	pts.
Pre-tax income	$2,310	$2,062	12.0%
Pre-tax margin	33.2%	34.5%	(1.4	)pts.

* Reclassified to conform with 2011 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2011	2010**	Change
Software:
External gross profit	$10,076	$8,941	12.7%
External gross profit margin	87.8%	86.8%	0.9	pts.
Pre-tax income	$4,045	$4,189	(3.4)%
Pre-tax margin	30.9%	35.7%	(4.8	)pts.
Pre-tax income — normalized*	$4,084	$3,695	10.5%
Pre-tax margin — normalized	31.2%	31.5%	(0.3	)pts.

*	Excludes $39 million and $98 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, and ($591 million) related to the PLM gain in the first quarter of 2010.
**	Reclassified to conform with 2011 presentation.

Software gross profit increased 17.4 percent to $5,456 million for the second quarter and 12.7 percent to $10,076 million for the first six months of 2011, better than balanced with revenue growth. Gross profit margins expanded 0.4 points and 0.9 points in the second quarter and first six months, respectively, versus the prior year periods.  Software delivered segment pre-tax income of $2,310 million in the second quarter of 2011, a growth of 12.0 percent compared to the second quarter of 2010 with a pre-tax margin of 33.2 percent, down 1.4 points year to year. The pre-tax margin was impacted by a higher level of acquisition integration. On a normalized basis, segment pre-tax income for the first six months of 2011 increased 10.5 percent and segment pre-tax margin declined 0.3 points to 31.2 percent.

Systems and Technology

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended June 30:	2011	2010	Change	Currency
Systems and Technology external revenue:	$4,681	$3,985	17.5%	11.9%
System z			61.5%	52.6%
Power Systems			12.3	6.7
System x			15.3	8.9
Storage			10.1	4.2
Retail Store Solutions			7.8	2.6
Total Systems			19.6	13.2
Microelectronics OEM			4.2	4.1

Management Discussion — (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the six months ended June 30:	2011	2010	Change	Currency
Systems and Technology external revenue:	$8,700	$7,370	18.0%	14.0%
System z			51.6%	45.5%
Power Systems			15.4	11.1
System x			14.2	9.6
Storage			10.2	5.8
Retail Store Solutions			12.5	9.0
Total Systems			19.0	14.3
Microelectronics OEM			12.3	12.3

Systems and Technology revenue increased 17.5 percent (12 percent adjusted for currency) and 18.0 percent (14 percent adjusted for currency) in the second quarter and first six months of 2011, respectively, versus the same periods in 2010. Revenue performance was driven by continued double-digit growth in System z, Power Systems, System x and Storage, and continued growth in Retail Store Solutions and Microelectronics in both periods. In the second quarter, Systems and Technology had strong performance in the growth markets which increased 29.4 percent (24 percent adjusted for currency) with double digit growth in all brands, while the major markets grew 12.4 percent (7 percent adjusted for currency). Globally, Systems and Technology gained 3 points of market share in the total servers market, driven by System z and Power Systems.

System z revenue increased 61.5 percent and 51.6 percent (53 percent and 45 percent adjusted for currency) in the second quarter and first six months of 2011 versus the second quarter and first six months of 2010, respectively. MIPS (millions of instructions per second) shipments increased 86 percent and 62 percent in the second quarter and first half of 2011 versus the second quarter and first half of 2010, respectively. Over the past four quarters, revenue has increased 49 percent year to year, while MIPS volumes have increased 59 percent, the best four quarter period for the brand in the past five years. Since the z196 model started shipping in the third quarter of 2010, the company has added 68 new System z clients, with more than a third in growth market countries. In July 2011, the company announced the zEnterprise 114 mid-range server, which costs 25 percent less and delivers up to 25 percent more performance than the previous z10 business class system. The new mid-range server utilizes up to 14 processors running at 3.8 GHz and can consolidate workloads from up to 300 competitive servers on a single z114.

Power Systems revenue increased 12.3 percent and 15.4 percent (7 percent and 11 percent adjusted for currency) in the second quarter and first six months of 2011 versus the second quarter and first six months of 2010, respectively, driven by strong growth in both entry and high-end systems. The company extended its market leadership this quarter, the 13th consecutive quarter of year-to-year share gains. In the second quarter, the company had over 250 competitive displacements resulting in over $300 million of business, of which approximately 60 percent were from Oracle and 30 percent from Hewlett Packard. Since the beginning of 2009, the company has benefited from nearly 2,300 competitive displacements resulting in approximately $2.3 billion of business.

System x revenue increased 15.3 percent and 14.2 percent (9 percent and 10 percent adjusted for currency) in the second quarter and first six months of 2011 versus the second quarter and first six months of 2010, respectively. High-end System x revenue increased 26 percent and 33 percent in the second quarter and first six months of 2011 versus the comparable periods of 2010, respectively. In the second quarter, System x revenue increased 35 percent (27 percent adjusted for currency) in the growth markets.

Storage revenue increased 10.1 percent and 10.2 percent (4 percent and 6 percent adjusted for currency) in the second quarter and first six months of 2011 versus the comparable periods in 2010, respectively. Total disk revenue increased 13 percent and 13 percent (7 percent and 8 percent adjusted for currency) in the second quarter and the first six months of 2011 versus the second quarter and first six months of 2010, respectively, primarily due to double-digit growth in enterprise disk products. Tape revenue increased 3 percent and 3 percent (down 3 percent and down 1 percent adjusted for currency) in the second quarter and the first six months of 2011, versus the comparable periods of 2010, respectively.

Retail Stores Solutions revenue increased 7.8 percent and 12.5 percent (3 percent and 9 percent adjusted for currency) in the second quarter and first six months of 2011 versus the same periods in 2010, respectively, while holding market share.

Management Discussion — (continued)

Microelectronics OEM revenue increased 4.2 percent and 12.3 percent (4 percent and 12 percent adjusted for currency) in the second quarter and first six months of 2011 versus the comparable periods of 2010, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2011	2010**	Change
Systems and Technology:
External gross profit	$1,899	$1,422	33.5%
External gross profit margin	40.6%	35.7%	4.9	pts.
Pre-tax income	$393	$185	112.1%
Pre-tax margin	8.0%	4.4%	3.6	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2011	2010**	Change
System and Technology:
External gross profit	$3,419	$2,544	34.4%
External gross profit margin	39.3%	34.5%	4.8	pts.
Pre-tax income	$525	$(12)	nm
Pre-tax margin	5.7%	(0.2)%	5.9	pts.
Pre-tax income — normalized*	$544	$45	nm
Pre-tax margin — normalized	5.9%	0.6%	5.4	pts.

*   Excludes $19 million and $57 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

** Reclassified to conform with 2011 presentation.

nm — not meaningful

Gross margin increased 4.9 points in the second quarter of 2011 versus the prior year. The increase was driven by revenue mix (2.1 points), margin improvements in Power Systems (1.3 points), System z (0.7 points) and System x (0.6 points). First half gross margin increased 4.8 points compared to the first half of 2010. The increase was driven by revenue mix (1.7 points), margin improvements in Power Systems (1.4 points), System x (1.0 points), System z (0.6 points) and Storage (0.3 points).

Systems and Technology’s pre-tax income increased $208 million (112.1 percent) to $393 million in the second quarter, and increased $499 million to $544 million for the first six months of 2011 on a normalized basis, when compared to the prior year. Pre-tax margin increased 3.6 points in the second quarter and 5.4 points on a normalized basis in the first six months, respectively, versus the prior year periods.

Global Financing

See pages 67 to 72 for a discussion of Global Financing’s segment results.

Management Discussion — (continued)

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended June 30:	2011	2010	Change	Currency
Total Revenue	$26,666	$23,724	12.4%	5.1%
Geographies:	$25,992	$23,047	12.8%	5.3%
Americas	11,164	10,195	9.5	8.1
Europe/Middle East/Africa	8,636	7,443	16.0	3.0
Asia Pacific	6,191	5,410	14.4	3.2

Major markets			10.3%	3.3%
Growth markets			22.6%	13.4%
BRIC countries			26.7%	21.0%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the six months ended June 30:	2011	2010	Change	Currency
Total Revenue	$51,273	$46,581	10.1%	5.1%
Geographies:	$49,984	$45,360	10.2%	5.1%
Americas	21,503	19,677	9.3	8.0
Europe/Middle East/Africa	16,397	14,996	9.3	2.4
Asia Pacific	12,084	10,688	13.1	3.4

Major markets			7.7%	3.2%
Growth markets			20.2%	12.9%
BRIC countries			26.1%	21.3%

Total geographic revenue increased 12.8 percent (5 percent adjusted for currency) to $25,992 million in the second quarter of 2011. The revenue growth rate, adjusted for currency, was consistent with the growth rate in the first quarter of 2011 and was again led by performance in the growth markets and North America.

Revenue from the growth markets increased 22.6 percent (13 percent adjusted for currency); on a constant currency basis, growth outpaced the major markets by 10 points in the quarter and contributed approximately half of the geographic constant currency revenue growth in the second quarter. This is the fourth consecutive quarter of constant currency double-digit revenue growth and share gains in the growth markets. In the BRIC countries, revenue increased 26.7 percent (21 percent adjusted for currency) with double-digit growth and share gains in each of the four countries led by revenue growth in China (up 25.5 percent, 21 percent adjusted for currency) and Brazil (up 29.8 percent, 20 percent adjusted for currency). Overall, in the second quarter, the company had double-digit revenue growth in almost 40 growth market countries, adjusted for currency. Revenue performance in the growth markets was also broad-based from a segment perspective. Hardware revenue increased 24 percent, adjusted for currency, with strong performance in all systems brands. WebSphere software which provides key underlying infrastructure capabilities in support of the growth markets build out, grew almost 40 percent year to year, adjusted for currency. Services revenue in the growth markets increased 10 percent in the second quarter, adjusted for currency, with strong performance in both GTS and GBS, and the services backlog in the growth markets has increased approximately 50 percent, at actual rates, over the last two years.

Revenue from the major markets increased 10.3 percent (3 percent adjusted for currency) in the second quarter, led by growth in the U.S. (up 6.0 percent) and Canada (up 17.6 percent, 11 percent adjusted for currency), driven by momentum in the server and software businesses. Europe had a modest improvement in its year-to-year revenue growth rate in the second quarter of 2011 compared to the first-quarter of 2011, with continued revenue growth in the U.K., France and Spain and a return to revenue growth in Germany and Italy.

Management Discussion — (continued)

Americas revenue increased 9.5 percent (8 percent adjusted for currency) in the second quarter of 2011. Within the major market countries, the U.S. increased 6.0 percent and Canada increased 17.6 percent (11 percent adjusted for currency). Revenue in the Latin America growth markets increased 28.5 percent (22 percent adjusted for currency) led by growth in Brazil of 29.8 percent (20 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue increased 16.0 percent (3 percent adjusted for currency) in the second quarter of 2011. In the major market countries, revenue growth was led by the U.K. up 14.3 percent (5 percent adjusted for currency), Germany up 18.0 percent (4 percent adjusted for currency), France up 16.6 percent (3 percent adjusted for currency), Spain up 16.1 percent (3 percent adjusted for currency) and Italy 14.3 percent (1 percent adjusted for currency). Revenue in the EMEA growth markets increased 15.7 percent (9 percent adjusted for currency) in the second quarter of 2011.

Asia Pacific revenue increased 14.4 percent (3 percent adjusted for currency) in the second quarter of 2011. Revenue from the Asia Pacific growth markets increased 22.4 percent (12 percent adjusted for currency), led by growth in China of 25.5 percent (21 percent adjusted for currency) and India of 18.2 percent (16 percent adjusted for currency). Japan revenue increased 6.9 percent as reported, but decreased 5 percent adjusted for currency, consistent with the first quarter constant currency growth rate.

OEM revenue of $674 million in the second quarter of 2011 decreased 0.4 percent (1 percent adjusted for currency) year to year.

Total geographic revenue for the first six months of 2011 increased 10.2 percent (5 percent adjusted for currency) to $49,984 million. Revenue from the major markets increased 7.7 percent (3 percent adjusted for currency) year to year. Revenue from the growth markets increased 20.2 percent (13 percent adjusted for currency), driven by double-digit growth in hardware, software and services. Total revenue from the growth markets represented approximately 21 percent of the total geographic revenue in the first six months of 2011, with revenue growth adjusted for currency, approximately 10 points higher than the major markets. Within the BRIC countries, revenue increased 26.1 percent (21 percent adjusted for currency) in the first six months of 2011 versus the first six months of 2010 with strong growth in each of the four countries. The company’s growth market strategy to expand into new markets, build out IT infrastructure, and focus on leadership in specific industries is resulting in solid growth and share gains.

Americas revenue for the first six months of 2011 increased 9.3 percent (8 percent adjusted for currency) compared to the same period of 2010. Within the major market countries, the U.S. increased 6.3 percent and Canada increased 16.2 percent (10 percent adjusted for currency). Revenue in the Latin America growth markets increased 22.5 percent (17 percent adjusted for currency), led by Brazil with growth of 22.1 percent (14 percent adjusted for currency).

EMEA revenue increased 9.3 percent (2 percent adjusted for currency) in the first six months of 2011 versus the same period in 2010. Revenue growth in the major market countries was led by the U.K up 10.2 percent (4 percent adjusted for currency), France up 13.3 percent (7 percent adjusted for currency) and Spain up 9.4 percent (4 percent adjusted for currency). Revenue in the EMEA growth markets in the first six months of 2011 increased 12.9 percent (8 percent adjusted for currency) year to year.

Asia Pacific revenue increased 13.1 percent (3 percent adjusted for currency) in the first six months of 2011. Revenue in the growth markets increased 21.3 percent (13 percent adjusted for currency) led by growth in China of 30.5 percent (27 percent adjusted for currency) and in India of 17.2 percent (15 percent adjusted for currency). Japan revenue increased 5.9 percent (decreased 5 percent adjusted for currency) year to year in the first six months of 2011.

OEM revenue of $1,289 million in the first six months of 2011 increased 5.6 percent (5 percent adjusted for currency) led by growth in the Microelectronics OEM business.

Management Discussion — (continued)

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010*	Change
Total consolidated expense and other (income)	$7,500	$6,234	20.3%
Amortization of acquired intangible assets	(73)	(56)	30.5
Acquisition-related charges	(4)	(9)	(53.7)
Non-operating retirement-related costs/(income)	18	57	(68.0)
Total operating (non-GAAP) expense and other (income)	$7,441	$6,227	19.5%
Total consolidated expense-to-revenue ratio	28.1%	26.3%	1.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	27.9%	26.2%	1.7	pts.

* Reclassified to conform with 2011 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010*	Change
Total consolidated expense and other (income)	$14,541	$12,695	14.5%
Amortization of acquired intangible assets	(146)	(115)	26.6
Acquisition-related charges	(11)	(10)	3.1
Non-operating retirement-related costs/(income)	28	97	(71.5)
Total operating (non-GAAP) expense and other (income)	$14,412	$12,667	13.8%
Total consolidated expense-to-revenue ratio	28.4%	27.3%	1.1	pts.
Operating (non-GAAP) expense-to-revenue ratio	28.1%	27.2%	0.9	pts.

* Reclassified to conform with 2011 presentation.

Total expense and other (income) increased 20.3 percent in the second quarter and 14.5 percent in the first half compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 19.5 percent and 13.8 percent compared to the second quarter and first half of 2010, respectively. The key drivers of the year-to-year change in total expense and other (income) for both expense presentations were approximately:

For the three and six months ended June 30, 2011:	Three Months		Six Months
Currency*	10	pts.	5	pts.
Base expense	6	pts.	5	pts.
Acquisitions**	4	pts.	4	pts.

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Management Discussion — (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010*	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$5,131	$4,409	16.4%
Advertising and promotional expense	366	329	11.4
Workforce rebalancing charges	177	17	nm
Retirement-related costs	151	113	33.8
Amortization of acquired intangible assets	73	56	30.5
Stock-based compensation	126	116	9.0
Bad debt expense	7	22	(66.5)
Total consolidated selling, general and administrative expense	$6,030	$5,061	19.2%
Amortization of acquired intangibles assets	(73)	(56)	30.5
Acquisition-related charges	(3)	(6)	(52.6)
Non-operating retirement-related costs/(income)	(5)	25	nm
Operating (non-GAAP) selling, general and administrative expense	$5,950	$5,024	18.4%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010*	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$10,052	$8,884	13.2%
Advertising and promotional expense	689	629	9.5
Workforce rebalancing charges	400	576	(30.5)
Retirement-related costs	318	257	23.7
Amortization of acquired intangible assets	146	115	26.6
Stock-based compensation	256	249	2.9
Bad debt expense	(5)	28	nm
Total consolidated selling, general and administrative expense	$11,856	$10,737	10.4%
Amortization of acquired intangibles assets	(146)	(115)	26.6
Acquisition-related charges	(6)	(8)	(26.1)
Non-operating retirement-related costs/(income)	(15)	36	nm
Operating (non-GAAP) selling, general and administrative expense	$11,689	$10,650	9.8%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Total Selling, general and administrative (SG&A) expense increased 19.2 percent (12 percent adjusted for currency) in the second quarter of 2011 versus the second quarter of 2010. The increase was driven by currency impacts (8 points), acquisition-related spending (4 points) and base expense (7 points). The increase in base expense was driven by higher workforce rebalancing charges in the second quarter of $159 million, primarily in Europe. Operating (non-GAAP) SG&A expense increased 18.4 percent (11 percent adjusted for currency) driven by the same factors.

Total SG&A expense increased 10.4 percent (6 percent adjusted for currency) in the first six months of 2011 versus the first six months of 2010. The increase was driven by currency impacts (4 points), acquisition-related spending (4 points) and base expense (2 points). Workforce rebalancing charges decreased $176 million due primarily to actions taken by the company in the first quarter of 2010 ($558 million). Bad debt expense decreased $33 million reflecting the improving credit environment. The accounts receivable provision coverage is 1.7 percent, a decrease of 50 basis points from the prior year and a decrease of 10 basis points from year-end 2010. Operating (non-GAAP) SG&A expense increased 9.8 percent (6 percent adjusted for currency) in the first half versus the prior year.

Management Discussion — (continued)

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$156	$(158)	nm
(Gains)/losses on derivative instruments	6	139	(95.7)
Interest income	(30)	(23)	27.1
Net (gains)/losses from securities and investment assets	(12)	2	nm
Other	(23)	(54)	(57.2)
Total consolidated other (income) and expense	$97	$(95)	nm
Acquisition-related charges	(1)	(3)	(56.2)
Operating (non-GAAP) other (income) and expense	$96	$(97)	nm

* Reclassified to conform with 2011 presentation.

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$252	$(279)	nm
(Gains)/losses on derivative instruments	(34)	326	nm
Interest income	(66)	(42)	54.9%
Net (gains)/losses from securities and investment assets	(227)	17	nm
Other	(31)	(662)	(95.4)
Total consolidated other (income) and expense	$(105)	$(640)	(83.6)%
Acquisition-related charges	(5)	(3)	87.1
Operating (non-GAAP) other (income) and expense	$(110)	$(643)	(82.9)%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Other (income) and expense was expense of $97 million and income of $95 million in the second quarter of 2011 and 2010, respectively. The decrease in income of $192 million in the second quarter of 2011 was primarily driven by higher foreign currency transaction losses ($313 million), partially offset by lower losses on derivative instruments ($133 million) due to foreign currency rate volatility year to year.

Other (income) and expense was income of $105 million and $640 million for the first six months of 2011 and 2010, respectively. The decrease in income for the first six months of 2011 was primarily driven by the net gain from the PLM transaction in the first quarter of 2010 ($591 million) reflected in Other in the table above and higher foreign currency transaction losses ($531 million). These items were partially offset by higher gains on derivative instruments ($360 million)  due to foreign currency rate volatility and higher net gains from securities and investment asset sales primarily in the first quarter of 2011 ($244 million).

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010*	Change
Total consolidated research, development and engineering	$1,569	$1,475	6.4%
Non-operating retirement-related costs/(income)	24	32	(25.8)
Operating (non-GAAP) research, development and engineering	$1,593	$1,507	5.7%

* Reclassified to conform with 2011 presentation.

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010*	Change
Total consolidated research, development and engineering	$3,156	$2,984	5.8%
Non-operating retirement-related costs/(income)	43	62	(30.7)
Operating (non-GAAP) research, development and engineering	$3,199	$3,046	5.0%

* Reclassified to conform with 2011 presentation.

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 6.4 percent in the second quarter of 2011 versus the second quarter of 2010 primarily driven by: acquisitions (up 5 points) and currency impacts (up 3 points), partially offset by improved base expense (down 2 points). RD&E expense increased 5.8 percent for the first six months of 2011 versus the same period of 2010 primarily driven by: acquisitions (up 5 points) and currency impacts (up 2 points), partially offset by improved base expense (down 1 point). Operating (non-GAAP) RD&E expense increased 5.7 percent and 5.0 percent in the second quarter and first six months of 2011, respectively, compared to the prior year primarily driven by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$84	$46	84.0%
Licensing/royalty-based fees	61	95	(36.1)
Custom development income	150	157	(4.2)
Total	$295	$297	(0.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$150	$87	72.4%
Licensing/royalty-based fees	113	173	(34.7)
Custom development income	294	298	(1.5)
Total	$557	$558	(0.3)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter or first six months of 2011 and 2010.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010	Change
Interest expense	$97	$90	8.3%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010	Change
Interest expense	$190	$172	10.6%

The increase in interest expense for the second quarter and first six months of 2011 versus the same periods of 2010 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 71 for additional information regarding Global Financing debt and interest expense.

Management Discussion — (continued)

Overall interest expense for the second quarter and first six months of 2011 was $234 million and $469 million, respectively, an increase of $4 million and $9 million, respectively, year to year.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2011	2010	Change
Retirement-related plans – cost:
Service cost	$137	$134	2.4%
Amortization of prior service cost/(credits)	(39)	(45)	(13.3)
Cost of defined contribution plans	372	343	8.3
Total operating costs	$470	$432	8.7%
Interest cost	$1,156	$1,171	(1.3)%
Expected return on plan assets	(1,653)	(1,595)	3.6
Recognized actuarial losses	444	290	52.8
Plan amendments/curtailments/settlements	1	0	nm
Multiemployer plan/other costs	40	20	96.2
Total non-operating costs/(income)	$(12)	$(113)	(88.9)
Total retirement-related plans – cost	$458	$319	43.2%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2011	2010	Change
Retirement-related plans – cost:
Service cost	$278	$272	2.3%
Amortization of prior service cost/(credits)	(77)	(89)	(13.1)
Cost of defined contribution plans	782	733	6.7
Total operating costs	$983	$916	7.3%
Interest cost	$2,305	$2,374	(2.9)%
Expected return on plan assets	(3,290)	(3,231)	1.8
Recognized actuarial losses	903	590	53.0
Plan amendments/curtailments/settlements	1	27	(96.9)
Multiemployer plan/other costs	74	52	41.9
Total non-operating costs/(income)	$(8)	$(189)	(95.6)
Total retirement-related plans – cost	$975	$728	34.0%

nm — not meaningful

In the second quarter, total retirement-related plan cost increased by $138 million compared to the second quarter of 2010, primarily driven by an increase in recognized actuarial losses of $153 million. Total cost for the first six months of 2011 increased $247 million versus the first half of 2010 driven by an increase in recognized actuarial losses of $313 million, partially offset by lower interest cost.

As discussed in the “Snapshot” on page 37, the company has begun to characterize certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter were $470 million, an increase of $38 million compared to the second quarter of 2010, primarily driven by a $28 million increase in defined contribution plan costs. Non-operating costs of $(12) million increased $100 million in the second quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($153 million), partially offset by increased expected return on plan assets ($58 million). For the first six months of 2011, operating retirement-related costs were $983 million, an increase of $67 million compared to the first six months of 2010. This increase was driven by a $49

Management Discussion — (continued)

million increase in the cost of defined contribution plans and increased service costs and amortization of prior service cost ($18 million). Non-operating costs of $(8) million increased $180 million in the first half compared to the prior year driven primarily by an increase in recognized actuarial losses of $313 million, partially offset by lower interest cost ($69 million) and an increase in the expected return on plan assets ($59 million).

See Note 10, “Retirement-Related Benefits” on pages 28 to 30 for additional plan cost detail.

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

Taxes

The effective tax rate for the second quarter of 2011 was 25.0 percent compared to an effective tax rate of 26.0 percent for the second quarter of 2010. The effective tax rates for the first six months of 2011 and 2010 were 25.0 percent and 26.0 percent, respectively. The decrease in the rate for the second quarter and for the six months ended June 30, 2010, compared to the prior year periods, was primarily due to a more favorable mix of earnings in lower tax jurisdictions.

There were a number of discrete period tax events in the second quarter of 2011. The company reached agreement with the Internal Revenue Service (IRS) during the quarter related to the valuation of certain intellectual property within the 2004-2005 and 2006-2007 audit periods. The agreement resolves all open matters for the period 2004 through 2007 with the IRS.  The resolution resulted in a net reduction of the second-quarter tax provision of $173 million. This benefit was predominantly offset by a one-time tax cost associated with the intercompany transfer of certain intellectual property in the quarter. In addition, during the second quarter, the company completed the integration of a number of acquired companies. The integrations resulted in a current period tax charge of approximately $250 million that was offset by the release of a prior year tax liability associated with certain of the acquired companies.

With limited exception, the company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2007. The years subsequent to 2007 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2010 increased by $3 million for the first six months of 2011 to $5,296 million. The amount of unrecognized tax benefits decreased by $38 million during the second quarter of 2011. Including the items described above, the decrease reflects various impacts including additions for the current year tax positions of $218 million and net reductions and settlements for prior year positions of $256 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $4,814 million at June 30, 2011.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,486 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011, the company received notification that the appeal had been denied. In June 2011, the company has filed a suit in court challenging this decision.

The company expects the IRS to commence its audit of the company’s U.S. tax returns for 2008 and 2009 in the third quarter of 2011.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2011	2010	Change
Consolidated earnings per share:
Assuming dilution	$3.00	$2.61	14.9%
Basic	$3.04	$2.65	14.7%
Diluted operating (non-GAAP) earnings per share	$3.09	$2.62	17.9%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,221.4	1,296.7	(5.8)%
Basic	1,204.8	1,278.6	(5.8)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2011	2010	Change
Consolidated earnings per share:
Assuming dilution	$5.30	$4.57	16.0%
Basic	$5.38	$4.64	15.9%
Diluted operating (non-GAAP) earnings per share	$5.50	$4.61	19.3%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,230.7	1,309.2	(6.0)%
Basic	1,213.5	1,289.9	(5.9)%

Actual shares outstanding at June 30, 2011 were 1,194.3 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2011 was 75.2 million and 78.4 million lower, respectively, than the same periods in 2010, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At June 30, 2011, the company’s balance sheet and liquidity positions remain strong. Cash and marketable securities at quarter end was $11,764 million. Total debt of $29,772 million increased $1,148 million from prior year-end levels. The commercial paper balance at June 30, 2011 was $2,013 million, up $869 million from $1,144 million at year end. The company continues to have substantial flexibility in the market. In the first six months, the company generated $8,071 million in cash from operations, a decrease of $131 million compared to the first six months of 2010 (see cash flow analysis on page 62). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 67, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion — (continued)

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2011	2010
Current assets	$46,937	$48,116
Current liabilities	39,843	40,562
Working capital	$7,094	$7,554

Current ratio	1.18:1	1.19:1

Working capital decreased $460 million from the year-end 2010 position. The key changes are described below:

Current assets decreased $1,179 million ($2,501 million adjusted for currency), due to:

•                  A decline of $1,843 million ($2,700 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances; and

•                  A decline of $940 million in marketable securities primarily due to sales of securities during the first six months of 2011; partially offset by

•                  An increase of $1,054 million ($768 million adjusted for currency) in cash and cash equivalents (see cash flow analysis on page 62); and

•                  An increase of $436 million ($320 million adjusted for currency) in prepaid expenses and other current assets; primarily due to

•                  An increase of $759 million in various prepaid expenses and other assets (taxes, maintenance, insurance, deposits); partially offset by

•                  A decrease of $323 million in derivative assets and corresponding collateral as a result of changes in foreign currency rates primarily for instruments in non-hedging relationships.

Current liabilities decreased $719 million ($1,573 million adjusted for currency), as a result of:

•                  A decrease of $1,853 million in taxes payable primarily due to tax payments in the United States, Japan and Europe in the first six months of 2011; and

•                  A decrease in accounts payable of $692 million ($868 million adjusted for currency) and a decrease of $322 million ($457 million adjusted for currency) in compensation and benefits reflecting declines from typically higher year-end balances; partially offset by

•                  An increase in deferred income of $1,080 million ($669 million adjusted for currency) due to annual Global Services and Software customer contract renewals; and

•                  An increase in short-term debt of $1,080 million primarily driven by:

•                  A net increase of $869 million in commercial paper and $2,436 million in new debt issuances; and

•                  Reclasses of $1,220 million from long-term to short-term debt to reflect maturity dates; partially offset by

•                  Payments of $3,563 million.

Management Discussion — (continued)

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2011	2010
Net cash provided by/(used in) operations:
Operating activities	$8,071	$8,203
Investing activities	(86)	(2,645)
Financing activities	(7,217)	(7,114)
Effect of exchange rate changes on cash and cash equivalents	285	(301)
Net change in cash and cash equivalents	$1,054	$(1,858)

Net cash from operating activities decreased $131 million compared to the first six months of 2010 driven by the following key factors:

•                  A decrease in cash provided by operating assets and liabilities of $932 million due to:

•                  Higher net tax payments of $1,100 million during the first six months of 2011 compared to 2010; and

•                  A decrease in net cash provided by receivables of $371 million, primarily as a result of increased revenue; partially offset by

•                  A decrease in net cash used related to retirement-related plans of $298 million, primarily driven by lower employer funding in 2011 compared to 2010; and

•                  A decrease in net cash used for workforce rebalancing activities of $100 million during the first six months of 2011 compared to 2010; partially offset by

•                  Improved net income of $540 million.

Net cash used in investing activities decreased $2,559 million driven by:

•                  A decrease of $851 million in cash used for acquisitions; and

•                  A net benefit of $1,646 million from purchases and sales of marketable securities and other investments, due to asset sales in the first quarter and securities sales in the second quarter.

Net cash used in financing activities increased $103 million as a result of:

•                  A net increase of $176 million in cash used for common stock transactions; and

•                  An increase in dividends paid of $149 million in the first six months of 2011 compared to 2010; partially offset by

•                  Higher net cash proceeds from debt issuances of $952 million in the first six months of 2011 as compared to $731 million in 2010.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2011	2010
Noncurrent assets	$66,536	$65,335
Long-term debt	21,915	21,846
Noncurrent liabilities (excluding debt)	28,505	27,871

Management Discussion — (continued)

The increase in noncurrent assets of $1,201 million (a decrease of $234 million adjusted for currency) was driven by:

•                  An increase of $1,787 million ($1,588 million adjusted for currency) in prepaid pension assets primarily in the United States; and

•                  An increase of $474 million ($57 million adjusted for currency) in goodwill primarily due to currency and the TRIRIGA acquisition during the second quarter of 2011; partially offset by

•                  A decrease of $449 million ($602 million adjusted for currency) in investments and sundry assets driven by asset sales during the first quarter; and

•                  A decrease of $343 million ($401 million adjusted for currency) in noncurrent deferred taxes primarily driven by retirement-related activity; and

•                  A decrease of $283 million in intangible assets due to amortization during the first six months of 2011; and

Long-term debt increased $68 million primarily due to currency as new debt issuances of $1,220 million were essentially offset by reclasses to short-term debt as certain instruments approach maturity.

Noncurrent liabilities, excluding debt, increased $635 million (a decrease of $230 million adjusted for currency) primarily driven by:

•                  An increase of $624 million ($386 million adjusted for currency) in other noncurrent liabilities mainly due to an increase in tax related liabilities; and

•                  Retirement and nonpension benefit obligations which were essentially flat as a result of:

•                  A decrease of $482 million primarily driven by contributions to non-U.S. plans; offset by

•                  An increase of $517 million due to currency.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2011	2010
Total company debt	$29,772	$28,624
Total Global Financing segment debt	$23,390	$22,823
Debt to support external clients	19,925	19,583
Debt to support internal clients	3,465	3,240

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 71.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 24.3 percent at June 30, 2011 compared to 22.6 percent at December 31, 2010. The increase was primarily driven by an increase in non-Global Financing debt of $581 million and a decrease in non-Global Financing equity of $37 million from the December 31, 2010 balances.

Management Discussion — (continued)

Consolidated debt-to-capitalization ratio at June 30, 2011 was 56.2 percent versus 55.3 percent at December 31, 2010.

Equity

Total equity increased $38 million from December 31, 2010 primarily as a result of an increase in treasury stock of $7,912 million, driven by common stock repurchases in the first six months of 2011, offset by an increase in retained earnings of $4,802 million, an increase of $1,556 million in common stock and lower accumulated comprehensive losses of $1,634 million.

Looking Forward

In the first six months of 2011, the company delivered solid financial results. The company enters the second half of 2011 in an excellent position with a strong systems portfolio, continued momentum in software, growth in the services backlog with significant opportunity in the growth markets, good momentum in all its key growth plays and a very strong balance sheet.

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

In January 2011, the company disclosed that it is expecting GAAP earnings of at least $12.56 and operating (non-GAAP) earnings of at least $13.00 per diluted share for the full year 2011. In April 2011, the company increased its expectation for GAAP earnings per diluted share to at least $12.73 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.15 for the full year. In July 2011, the company again increased its expectation for GAAP earnings per diluted share to at least $12.87 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.25 for the full year. The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.40 per share and non-operating retirement-related costs/(income) of ($0.02) per share. This revised expectation results in an increase year to year of 12 percent in GAAP earnings per share and an increase of 14 percent year to year in operating (non-GAAP) earnings per share. The company believes its performance in the first half of 2011 is a good start towards the 2015 objective.

The Global Services business delivered outstanding performance in the growth markets, especially in the second quarter, driving significant share gains. The company continues to make great progress in these markets - as the company works with businesses to build out the infrastructure required to support future growth. The services backlog in the growth markets has increased almost 50 percent in the past two years and now approaches about 20 percent of the total services backlog. The company anticipates significant future opportunity in the growth markets, which is a key driver of services performance in the 2015 roadmap. In the second half of 2011, the company expects to yield benefits from the workforce rebalancing actions taken in the first half of the year, and combined with the momentum in the business, the company expects the services business to deliver margin expansion and double digit profit growth. The Software business had an excellent second quarter with strong revenue and profit growth, while continuing its market leadership. Pre-tax margin was impacted as a result of a higher level of acquisition integration. In the second half, as the company yields improvements from the acquisitions, the company expects the Software business to improve margins. The Systems and Technology business had an excellent first half of 2011. Within this business, the company expects continued opportunity and double-digit profit growth in the third quarter, although the business will face a very tough compare in the fourth quarter versus a strong fourth quarter of 2010.

Management Discussion — (continued)

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At June 2011, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2010. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2010 IBM Annual Report in Note L, “Derivative Financial Instruments,” on pages 96 through 101.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing offerings in the marketplace, the company may use some of the advantage from a weakening U.S. dollar to improve its position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to its customers. Competition will frequently take the same action. Consequently, the company believes that some of the currency-based changes in cost impact the prices charged to clients. The company also maintains currency hedging programs for cash management purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results.

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period.  References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Based on the currency rate movements in the first half of 2011, total revenue increased 10.1 percent as reported and 5.1 percent at constant currency versus the first six months of 2010. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of $370 million in the first six months of 2011.  The same mathematical exercise resulted in a $20 million increase in the first six months of 2010.  The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout the first half of 2011. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2009 and 2010 revenue, respectively).  See the company’s 2010 Annual Report, “Currency Rate Fluctuations,” on page 53 for additional information.

Liquidity and Capital Resources

In the company’s 2010 Annual Report, on pages 47 through 49, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 47 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2011, those amounts are $8.1 billion for net cash from operating activities, $11.8 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2011 appear in the table on page 66 and remain unchanged from December 31, 2010. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2011, the fair value of those instruments that were in a liability position was $898 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual

Management Discussion — (continued)

arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	Aa3	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 48 of the 2010 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed.  The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 62. The following is management’s view of cash flows for the first half of 2011 and 2010 prepared in a manner consistent with the table and description on pages 48 and 49 of the 2010 Annual Report:

(Dollars in millions) For the six months ended June 30:	2011	2010
Net cash from operating activities per GAAP:	$8,071	$8,203
Less: the change in Global Financing receivables	1,903	1,883
Net cash from operating activities, excluding Global Financing receivables	6,168	6,320
Capital expenditures, net	(2,010)	(1,873)
Free cash flow (excluding Global Financing receivables)	4,159	4,446
Acquisitions	(159)	(1,009)
Divestitures	4	—
Share repurchase	(8,021)	(8,121)
Dividends	(1,700)	(1,551)
Non-Global Financing debt	1,007	1,261
Other (includes Global Financing receivables and Global Financing debt)	4,822	3,241
Change in cash, cash equivalents and short-term marketable securities	$113	$(1,732)

Free cash flow for the first six months of 2011 decreased $287 million versus the first six months of 2010. The decline year to year was primarily driven by higher net income tax settlement payments in the first quarter of 2011 compared to the prior year; excluding this impact, free cash flow would have increased year to year by approximately $500 million. Also, in the first six months of 2011, $9,720 million was returned to shareholders through share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2010 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 14, “Contingencies,” on pages 32 to 35 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $800 million in 2011.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

Management Discussion — (continued)

Global Financing

Global Financing is a reportable segment that is measured as a standalone entity. Global Financing facilitates clients’ acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010
External revenue	$519	$544	$1,035	$1,081
Internal revenue	547	431	1,044	834
Total revenue	1,066	975	2,079	1,916
Total cost	384	342	719	676
Gross profit	$682	$633	$1,360	$1,239
Gross profit margin	64.0%	64.9%	65.4%	64.7%
Pre-tax income	$496	$463	$1,015	$890
After-tax income*	$334	$306	$675	$590
Return on equity*	39.9%	39.6%	40.6%	37.8%

* See page 71 for the details of the after-tax income and the return on equity calculation.

The increase in revenue in the second quarter, as compared to the same period in 2010, was due to:

•                  Growth in internal revenue of 26.8 percent driven by increases in used equipment sales (up 38.2 percent to $414 million) primarily to Global Technology Services and in financing revenue (up 1.1 percent to $133 million); partially offset by

•                  A decline in external revenue of 4.6 percent (11 percent adjusted for currency), due to a decrease in used equipment sales (down 24.9 percent to $119 million), partially offset by an increase in financing revenue (up 3.8 percent to $399 million).

The increase in revenue in the first six months, as compared to the same period in 2010, was due to:

•                  Growth in internal revenue of 25.1 percent driven by increases in used equipment sales (up 37.1 percent to $758 million) primarily to Global Technology Services and in financing revenue (up 1.6 percent to $285 million); partially offset by

•                  A decline in external revenue of 4.3 percent (8 percent adjusted for currency), due to a decrease in used equipment sales (down 21.0 percent to $222 million), partially offset by an increase in financing revenue (up 1.6 percent to $812 million).

The increases in financing revenue in the second quarter and the first six months of 2011, compared to the same periods in 2010, were due to higher average asset balances.

Gross profit increased 7.7 percent in the second quarter of 2011 compared to the same period in 2010 due to increases in both used equipment sales gross profit and financing gross profit. Gross profit margin decreased 1.0 points due to decreases in financing margins and used equipment sales margins.  Gross profit increased 9.7 percent in the first six months of 2011 compared to the prior year also due to increases in used equipment sales gross profit and financing gross profit.  Gross profit margin increased 0.7 points due to an improvement in both financing and equipment sales margins.

Pre-tax income increased 7.4 percent to $496 million in the second quarter of 2011 versus the same period in 2010. The increase was driven by the increase in gross profit of $49 million and a decrease in financing receivables provisions of $12 million, partially offset by an increase in other expenses of $26 million.  Pre-tax income increased 14.2 percent in the first six months of 2011 compared to the prior year, primarily driven by the increase in gross profit of $120 million and a decrease in

Management Discussion — (continued)

financing receivables provisions of $35 million, partially offset by an increase in other expenses of $29M. The decrease in financing receivables provisions in both periods was due to lower specific reserve requirements. Normalizing for $2 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, pre-tax income increased 14.2 percent for the first six months of 2011 versus the prior year period.

Pre-tax margins of 46.5 percent and 48.8 percent, decreased 0.8 points and increased 2.4 points, versus the second quarter and first six months of 2010, respectively. Pre-tax margins on a normalized basis were 49.0 percent and 46.5 percent for the first six months of 2011 and 2010, respectively.

The increases in return on equity for the second quarter and for the first six months of 2011 compared to the same periods in 2010 were driven by higher after-tax income.

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$1,286	$1,353
Net investment in sales-type and direct financing leases	9,370	9,370
Equipment under operating leases:
External clients (a)	1,787	1,827
Internal clients (b) (c)	341	500
Client loans	10,559	10,630
Total client financing assets	22,057	22,326
Commercial financing receivables	5,240	6,819
Intercompany financing receivables(b) (c)	4,357	4,204
Other receivables	314	321
Other assets	945	790
Total assets	$34,199	$35,813

Intercompany payables (b)	$4,345	$6,717
Debt (d)	23,390	22,823
Other liabilities	3,132	3,016
Total liabilities	30,867	32,557
Total equity	3,332	3,256
Total liabilities and equity	$34,199	$35,813

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 71.

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

Management Discussion — (continued)

generally range from 30 to 90 days.  These short-term receivables are primarily unsecured and are also subjected to additional credit analysis in order to evaluate the associated risk.

At June 30, 2011, substantially all financing assets are IT related assets, and approximately 65 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Client financing:
External	$3,348	$2,778	$6,434	$4,975
Internal	0	2	0	64
Commercial financing	8,327	7,536	16,051	14,234
Total	$11,675	$10,316	$22,486	$19,273

New financing originations of both commercial and client financing assets exceeded cash collections, which resulted in a net increase in financing assets in the second quarter of 2011 from March 31, 2011. Cash collections of both commercial and client financing assets exceeded new financing originations in the first six months of 2011, which resulted in a net decline in financing assets from December 31, 2010. The increase in originations in both periods in the table above was due to improving volumes in client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At June 30,	At December 31,
(Dollars in millions)	2011	2010

Gross financing receivables	$24,745	$26,565
Specific allowance for credit losses	255	305
Unallocated allowance for credit losses	72	96
Total allowance for credit losses	327	401
Net financing receivables	$24,418	$26,164
Allowance for credit losses coverage rate	1.3%	1.5%

Roll-Forward of Financing Receivables Allowance for Credit Losses (includes current and noncurrent financing receivables)

		Additions/
		(Reductions)
(Dollars in millions)	Allowance	Bad Debt		June 30,
January 1, 2011	Used*	Expense	Other**	2011
$401	$(66)	$(22)	$14	$327

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

Global Financing receivables reserve coverage decreased from 1.5 percent at December 31, 2010 to 1.3 percent at June 30, 2011, primarily due to the disposition of receivables previously reserved.  Specific reserves decreased 16 percent from $305 million at December 31, 2010 to $255 million at June 30, 2011.  Unallocated reserves decreased $24 million from $96 million at December 31, 2010 to $72 million at June 30, 2011 primarily due to the decline in gross financing receivables.

Management Discussion — (continued)

Global Financing’s bad debt expense was a decrease of $22 million for the six months ended June 30, 2011, compared to an increase of $13 million for the six months ended June 30, 2010. The decrease in bad debt expense was attributed to the decline of required specific reserve additions. In the second quarter of 2011, compared to the second quarter of 2010, bad debt expense decreased $12 million.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 50.1 percent and 47.2 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2011, and 47.1 percent and 43.6 percent in the second quarter and first six months, respectively, of 2010. The gross profit margin on these sales was 55.2 percent and 55.6 percent in the second quarter of 2011 and 2010, respectively. The decrease was primarily driven by lower external sales margins. The gross profit margin was 55.6 percent and 53.3 percent for the first six months of 2011 and 2010, respectively. The increase was driven by a mix toward higher margin internal sales, partially offset by decreases in both internal and external sales margins.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2011 and June 30, 2011. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2011 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease or operating lease. The aggregate asset values associated with the guarantees were $254 million and $125 million for the financing transactions originated during the quarters ended June 30, 2011 and June 30, 2010, respectively, and $436 million and $216 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $11 million and $7 million for the financing transactions originated during the quarters ended June 30, 2011 and June 30, 2010, respectively, and $19 million and $12 million for the financing transactions originated during the six months ended June 30, 2011 and June 30, 2010, respectively. The cost of guarantees was $1.1 million for the quarter ended June 30, 2011 and $0.7 million for the quarter ended June 30, 2010, and $1.9 million and $1.2 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
			June 30, 2011 Balance
	January 1,	June 30,				2014 and
(Dollars in millions)	2011	2011	2011	2012	2013	Beyond
Sales-type and direct financing leases	$871	$792	$109	$224	$211	$248
Operating leases	328	315	90	94	91	40
Total unguaranteed residual value	$1,199	$1,107	$199	$318	$302	$288

Related original amount financed	$20,412	$19,763
Percentage	5.9%	5.6%

Management Discussion — (continued)

Debt

	At June 30,		At December 31,
	2011		2010
Debt-to-equity ratio	7.0	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 68.

Global Financing provides funding predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a standalone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on pages 67 and 68 and in Segment Information on pages 24 to 26.

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

(Dollars in millions)	At June 30, 2011		At December 31, 2010
Global Financing Segment		$23,390		$22,823
Debt to support external clients	$19,925		$19,583
Debt to support internal clients	3,465		3,240

Non-Global Financing Segments		6,383		5,801
Debt supporting operations	9,847		9,041
Intercompany activity	(3,465)		(3,240)
Total company debt		$29,772		$28,624

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010
Numerator :
Global Financing after tax income*	$334	$306	$675	$590
Annualized after-tax income (A)	$1,337	$1,224	$1,350	$1,180
Denominator :
Average Global Financing equity (B)**	$3,353	$3,090	$3,321	$3,116
Global Financing return on equity(A)/(B)	39.9%	39.6%	40.6%	37.8%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30, and for the six months ended June 30, respectively.

Management Discussion — (continued)

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

The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for credit losses. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio.

As discussed on page 70, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 37 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts) For the three months ended June 30, 2011	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$12,385	$87		$6		$12,477
Gross profit margin	46.4%	0.3	pts.	0.0	pts.	46.8%
S,G&A	$6,030	$(76)		$(5)		$5,950
R,D&E	1,569	0		24		1,593
Other (income) and expense	97	(1)		0		96
Total expense and other (income)	7,500	(77)		18		7,441
Pre-tax income	4,885	163		(12)		5,036
Pre-tax income margin	18.3%	0.6	pts.	(0.0	)pts.	18.9%
Provision for income taxes*	$1,221	$38		$(0)		$1,259
Effective tax rate	25.0%	(0.1	)pts.	0.1	pts.	25.0%
Net income	$3,664	$126		$(13)		$3,777
Net income margin	13.7%	0.5	pts.	(0.0	)pts.	14.2%
Diluted earnings per share	$3.00	$0.10		$(0.01)		$3.09

*

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion — (continued)

(Dollars in millions except per share amounts) For the three months ended June 30, 2010	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$10,809	$58		$(56)		$10,811
Gross profit margin	45.6%	0.2	pts.	(0.2	)pts.	45.6%
S,G&A	$5,061	$(62)		$25		$5,024
R,D&E	1,475	0		32		1,507
Other (income) and expense	(95)	(3)		0		(97)
Total expense and other (income)	6,234	(64)		57		6,227
Pre-tax income	4,575	122		(113)		4,584
Pre-tax income margin	19.3%	0.5	pts.	(0.5	)pts.	19.3%
Provision for income taxes*	$1,190	$38		$(45)		$1,183
Effective tax rate	26.0%	0.1	pts.	(0.4	)pts.	25.8%
Net income	$3,386	$84		$(68)		$3,402
Net income margin	14.3%	0.4	pts.	(0.3	)pts.	14.3%
Diluted earnings per share	$2.61	$0.06		$(0.05)		$2.62

*

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts) For the six months ended June 30, 2011	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$23,243	$172		$19		$23,434
Gross profit margin	45.3%	0.3	pts.	0.0	pts.	45.7%
S,G&A	$11,856	$(152)		$(15)		$11,689
R,D&E	3,156	0		43		3,199
Other (income) and expense	(105)	(5)		0		(110)
Total expense and other (income)	14,541	(157)		28		14,412
Pre-tax income	8,702	329		(8)		9,022
Pre-tax income margin	17.0%	0.6	pts.	(0.0	)pts.	17.6%
Provision for income taxes*	$2,175	$86		$(5)		$2,256
Effective tax rate	25.0%	0.0	pts.	0.0	pts.	25.0%
Net income	$6,526	$243		$(3)		$6,767
Net income margin	12.7%	0.5	pts.	(0.0	)pts.	13.2%
Diluted earnings per share	$5.30	$0.20		$0.00		$5.50

*

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion — (continued)

(Dollars in millions except per share amounts) For the six months ended June 30, 2010	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$20,785	$113		$(91)		$20,807
Gross profit margin	44.6%	0.2	pts.	(0.2	)pts.	44.7%
S,G&A	$10,737	$(123)		$36		$10,650
R,D&E	2,984	0		62		3,046
Other (income) and expense	(640)	(3)		0		(643)
Total expense and other (income)	12,695	(126)		97		12,667
Pre-tax income	8,090	239		(189)		8,140
Pre-tax income margin	17.4%	0.5	pts.	(0.4	)pts.	17.5%
Provision for income taxes*	$2,103	$72		$(76)		$2,100
Effective tax rate	26.0%	0.1	pts.	(0.3	)pts.	25.8%
Net income	$5,987	$166		$(113)		$6,040
Net income margin	12.9%	0.4	pts.	(0.2	)pts.	13.0%
Diluted earnings per share	$4.57	$0.13		$(0.09)		$4.61

*

Tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Forward-Looking and Cautionary Statements

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 14, “Contingencies,” on pages 32 to 35 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2011.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

April 1, 2011 – April 30, 2011	9,070,903	$165.75	9,070,903	$11,171,424,238

May 1, 2011 – May 31, 2011	7,650,540	$169.56	7,650,540	$9,874,169,839

June 1, 2011 – June 30, 2011	7,367,128	$165.75	7,367,128	$8,653,047,017

Total	24,088,571	$166.96	24,088,571

* On October 26, 2010 and April 26, 2011, the Board of Directors authorized $10.0 billion and $8.0 billion, respectively, in funds for use in the company’s common stock repurchase program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 5. Other Information

On April 28, 2011, IBM filed a Form 8-K disclosing the final voting results in connection with the company’s Annual Meeting of Stockholders held on April 26, 2011. The company will provide an advisory vote on executive compensation (Say on Pay) on an annual basis.  The company’s compensation policies and practices continue to be focused on long-term financial performance to drive stockholder value.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2011 and 2010, (ii) the Consolidated Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 26, 2011
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller