Form 10-Q
period 2011-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2011-10-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

The registrant has 1,178,618,168 shares of common stock outstanding at September 30, 2011.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2011	2010	2011	2010
Revenue:
Services	$15,299	$14,179	$45,241	$41,808
Sales	10,331	9,556	30,612	27,413
Financing	527	536	1,577	1,630
Total revenue	26,157	24,271	77,430	70,852

Cost:
Services	10,138	9,509	30,569	28,221
Sales	3,570	3,512	10,657	10,049
Financing	276	249	787	795
Total cost	13,984	13,270	42,014	39,065

Gross profit	12,173	11,001	35,416	31,787

Expense and other income:
Selling, general and administrative	5,662	5,149	17,518	15,886
Research, development and engineering	1,546	1,464	4,703	4,448
Intellectual property and custom development income	(298)	(278)	(855)	(836)
Other (income) and expense	128	(106)	23	(746)
Interest expense	107	95	298	267
Total expense and other income	7,146	6,324	21,687	19,019

Income before income taxes	5,027	4,677	13,729	12,767
Provision for income taxes	1,188	1,088	3,364	3,192
Net income	$3,839	$3,589	$10,365	$9,576

Earnings per share of common stock:
Assuming dilution	$3.19	$2.82	$8.48	$7.38
Basic	$3.23	$2.86	$8.60	$7.49

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,204.9	1,272.8	1,222.1	1,297.0
Basic	1,188.6	1,255.2	1,205.2	1,278.3

Cash dividend per common share	$0.75	$0.65	$2.15	$1.85

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

(Dollars in millions)	At September 30, 2011	At December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$11,303	$10,661
Marketable securities	—	990
Notes and accounts receivable — trade (net of allowances of $282 in 2011 and $324 in 2010)	9,719	10,834
Short-term financing receivables (net of allowances of $266 in 2011 and $342 in 2010)	14,145	16,257
Other accounts receivable (net of allowances of $11 in 2011 and $10 in 2010)	1,123	1,134
Inventories, at lower of average cost or market:
Finished goods	618	432
Work in process and raw materials	2,045	2,018
Total inventories	2,663	2,450
Deferred taxes	1,247	1,564
Prepaid expenses and other current assets	5,172	4,226
Total current assets	45,373	48,116

Plant, rental machines and other property	40,139	40,289
Less: Accumulated depreciation	26,252	26,193
Plant, rental machines and other property — net	13,887	14,096
Long-term financing receivables (net of allowances of $37 in 2011 and $58 in 2010)	9,830	10,548
Prepaid pension assets	5,131	3,068
Deferred taxes	2,570	3,220
Goodwill	24,913	25,136
Intangible assets — net	3,033	3,488
Investments and sundry assets	5,422	5,778
Total assets	$110,158	$113,452

 (Amounts may not add due to rounding.)

 (The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	(Dollars in millions)	At September 30, 2011	At December 31, 2010
	Liabilities:
	Current liabilities:
	Taxes	$2,360	$4,216
	Short-term debt	6,071	6,778
	Accounts payable	7,093	7,804
	Compensation and benefits	4,826	5,028
	Deferred income	11,252	11,580
	Other accrued expenses and liabilities	4,426	5,156
	Total current liabilities	36,028	40,562
	Long-term debt	24,089	21,846
	Retirement and nonpension postretirement benefit obligations	15,375	15,978
	Deferred income	3,634	3,666
	Other liabilities	8,654	8,226
	Total liabilities	87,781	90,279

	Equity:

	IBM stockholders’ equity:
	Common stock, par value $0.20 per share, and additional paid-in capital	47,558	45,418
	Shares authorized: 4,687,500,000
Shares issued:	2011 – 2,179,118,982
	2010 – 2,161,800,054
	Retained earnings	100,266	92,532
	Treasury stock - at cost	(107,434)	(96,161)
Shares:	2011 – 1,000,500,814
	2010 – 933,806,510
	Accumulated other comprehensive income/(loss)	(18,099)	(18,743)
	Total IBM stockholders’ equity	22,291	23,046
	Noncontrolling interests	87	126
	Total equity	22,378	23,172
	Total liabilities and equity	$110,158	$113,452

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(Dollars in millions)	2011	2010*
Cash flow from operating activities:
Net income	$10,365	$9,576
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation	2,701	2,737
Amortization of intangibles	926	859
Stock-based compensation	498	474
Net (gain)/loss on asset sales and other	(252)	(671)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(1,488)	(221)
Net cash provided by operating activities	12,750	12,754

Cash flow from investing activities:
Payments for plant, rental machines and other property	(3,060)	(3,033)
Proceeds from disposition of plant, rental machines and other property	480	585
Investment in software	(421)	(433)
Acquisition of businesses, net of cash acquired	(223)	(2,993)
Divestiture of businesses, net of cash transferred	4	0
Non-operating finance receivables — net	534	173
Purchases of marketable securities and other investments	(1,156)	(5,237)
Proceeds from disposition of marketable securities and other investments	2,950	6,513
Net cash used in investing activities	(891)	(4,425)

Cash flow from financing activities:
Proceeds from new debt	6,652	4,665
Payments to settle debt	(5,625)	(5,122)
Short-term borrowings/(repayments) less than 90 days — net	116	1,405
Common stock repurchases	(11,465)	(11,774)
Common stock transactions — other	2,029	2,625
Cash dividends paid	(2,593)	(2,369)
Net cash used in financing activities	(10,886)	(10,569)

Effect of exchange rate changes on cash and cash equivalents	(330)	(83)
Net change in cash and cash equivalents	643	(2,324)

Cash and cash equivalents at January 1	10,661	12,183
Cash and cash equivalents at September 30	$11,303	$9,859

* Reclassified to conform with 2011 presentation.

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

Noncontrolling interest amounts in income of $0.9 million and $2.6 million, net of tax, for the three months ended September 30, 2011 and 2010, respectively, and $5.7 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively, are presented in the Consolidated Statement of Earnings within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in Note 9, “Equity Activity,” on pages 27 and 28 were $(40) million and $2 million at September 30, 2011 and 2010, respectively.

Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The guidance is effective January 1, 2012 with early adoption permitted. The company will elect to adopt this guidance for the 2011 goodwill impairment test performed in the fourth quarter.

In September 2011, the FASB issued additional disclosure requirements for entities which participate in multi-employer pension plans. The purpose of the new disclosures is to provide financial statement users with information about an employer’s level of participation in and the financial health of significant plans. The new disclosures are effective for the December 31, 2011 financial statements. The company does not participate in any material multi-employer plans. There will be no impact to the consolidated financial results as the changes relate only to additional disclosures.

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive financial statements. The changes are effective January 1, 2012 with early adoption permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements.  These amendments are not expected to have a material impact to the consolidated financial results. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements concerning the credit quality of financing receivables and the allowance for credit losses which were issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures became effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes did not have a material impact on the Consolidated Financial Statements. For further information on the disclosures regarding the credit quality of financing receivables, see Note 5 on pages 13 to 17.

Notes to Consolidated Financial Statements — (continued)

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

3. Fair Value Measurements: Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•                  Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•                  Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•                  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable, including the company’s own assumptions in determining fair value.

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

Notes to Consolidated Financial Statements — (continued)

These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the measurement date to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include public cost method investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described on page 8.

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 68 to 79 in the company’s 2010 Annual Report for further information. There were no material impairments of non-financial assets for the nine months ended September 30, 2011 and 2010, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

(Dollars in millions)
At September 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,602	$—	$3,602
Commercial paper	—	2,794	—	2,794
Money market funds	319	—	—	319
U.S. government securities	—	1,110		1,110
Other securities	—	40	—	40
Total	319	7,545	—	7,864
Debt securities — noncurrent(2)	1	7	—	8
Available-for-sale equity investments(2)	61	13	—	74
Derivative assets(3)
Interest rate contracts	—	895	—	895
Foreign exchange contracts	—	489	—	489
Equity contracts	—	7	—	7
Total	—	1,391	—	1,391	(5)
Total assets	$381	$8,956	$—	$9,337	(5)

Liabilities:
Derivative liabilities(4)
Foreign exchange contracts	$—	$535	$—	$535
Equity contracts	—	25	—	25
Total liabilities	$—	$560	$—	$560	(5)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(3)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2011 are $492 million and $900 million, respectively.

(4)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2011 are $447 million and $112 million, respectively.

(5)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $336 million each.

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

There were no significant transfers between Levels 1 and 2 for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

Notes to Consolidated Financial Statements — (continued)

4. Financial Instruments (excluding derivatives): Cash and cash equivalents, debt and marketable equity securities are recognized and measured at fair value in the company’s Consolidated Financial Statements. Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. In the absence of quoted prices in active markets, judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the company could realize in a current market transaction. The following methods and assumptions are used to estimate fair values:

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2011 and December 31, 2010, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $24,089 million and $21,846 million and the estimated fair value is $26,592 million and $24,006 million at September 30, 2011 and December 31, 2010, respectively.

Debt and Marketable Equity Securities

The following tables summarize the company’s debt and marketable equity securities all of which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2011	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$3,602	$—	$(0)	$3,602
Commercial paper	2,794	—	(0)	2,794
Money market funds	319	—	—	319
U.S. government securities	1,110	—	—	1,110
Other securities	40	—	—	40
Total	$7,864	$—	$(0)	$7,864
Debt securities — noncurrent(2)
Other securities	$7	$1	$—	$8
Total	$7	$1	$—	$8
Available-for-sale equity investments(2)	$57	$19	$(2)	$74

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents(1)
Time deposits and certificates of deposit	$2,473	$—	$(0)	$2,473
Commercial paper	2,673	—	(0)	2,673
Money market funds	1,532	—	—	1,532
Foreign government securities	1,054	—	—	1,054
U.S. government securities	44	0	(0)	44
U.S. government agency securities	22	0	(0)	22
Other securities	3	—	—	3
Total	$7,801	$0	$(0)	$7,801
Debt securities — current(2)
Commercial paper	$490	$—	$(0)	$490
U.S. government securities	500	—	(0)	500
Other securities	1	—	(0)	1
Total	$990	$—	$(0)	$990
Debt securities — noncurrent(3)
Other securities	$6	$1	$(0)	$7
Total	$6	$1	$(0)	$7
Available-for-sale equity investments(3)	$194	$264	$(0)	$458

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Reported as marketable securities within the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of September 30, 2011, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Proceeds from sales of debt securities and marketable equity securities were approximately $402 million for the first nine months of 2011. The gross realized gains (before taxes) on these sales totaled $232 million and gross realized losses (before taxes) totaled less than $1 million. There were no sales of debt and marketable equity securities in the third quarter of 2011. Proceeds from sales of debt securities and marketable equity securities were approximately $1 million and $14 million for the third quarter and first nine months of 2010, respectively. The gross realized gains (before taxes) on these sales were less than $1 million and $5 million for the third quarter and first nine months of 2010, respectively. The gross realized losses (before taxes) on these sales were less than $1 million in the third quarter and first nine months of 2010.

The after tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended September 30:	2011	2010
Net unrealized gains/(losses) arising during the period	$(9)	$56
Net unrealized (gains)/losses reclassified to net income*	0	0

* Includes writedowns of $0.2 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively.

(Dollars in millions)
For the nine months ended September 30:	2011	2010
Net unrealized gains/(losses) arising during the period	$(12)	$50
Net unrealized (gains)/losses reclassified to net income*	(142)	0

* Includes writedowns of $0.2 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements — (continued)

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2011.

5. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

(Dollars in millions)	At September 30, 2011	At December 31, 2010
Current:
Net investment in sales-type and direct financing leases	$3,834	$3,945
Commercial financing receivables	5,027	6,777
Client loan receivables	4,531	4,718
Installment payment receivables	754	816
Total	$14,145	$16,257
Noncurrent:
Net investment in sales-type and direct financing leases	$5,117	$5,384
Commercial financing receivables	37	43
Client loan receivables	4,303	4,734
Installment payment receivables	372	388
Total	$9,830	$10,548

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $738 million and $871 million at September 30, 2011 and December 31, 2010, respectively, and is reflected net of unearned income of $746 million and $816 million and net of the allowance for credit losses of $109 million and $126 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $45 million and $58 million at September 30, 2011 and December 31, 2010, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $99 million and $160 million at September 30, 2011 and December 31, 2010, respectively, are loans that are provided by Global Financing primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from two to seven years.

Installment payment receivables, net of allowance for credit losses of $49 million and $56 million at September 30, 2011 and December 31, 2010, respectively, are secured loans that are provided primarily to clients to finance hardware and software ranging generally from two to three years.

Both client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $307 million and $302 million at September 30, 2011 and December 31, 2010, respectively.

The company did not have any financing receivables held for sale as of September 30, 2011 and December 31, 2010.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current

Notes to Consolidated Financial Statements — (continued)

financing receivables at September 30, 2011 and December 31, 2010. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2010 Annual Report beginning on page 77.

(Dollars in millions) At September 30, 2011	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,290	$1,935	$8,225
Loan receivables	8,105	2,079	10,184
Ending balance	$14,395	$4,014	$18,409
Collectively evaluated for impairment	$14,111	$3,905	$18,016
Individually evaluated for impairment	$284	$109	$393

Allowance for credit losses:
Lease receivables	$84	$42	$126
Loan receivables	150	76	226
Beginning balance at January 1, 2011	$234	$119	$353
Charge-offs	(56)	(13)	(69)
Provision	(15)	1	(14)
Other	2	(4)	(2)
Lease receivables	68	41	109
Loan receivables	96	62	158
Ending balance at September 30, 2011	$165	$102	$267
Collectively evaluated for impairment	$43	$13	$56
Individually evaluated for impairment	$122	$89	$211

(Dollars in millions) At December 31, 2010	Major Markets	Growth Markets	Total
Financing receivables:
Lease receivables	$6,562	$1,983	$8,545
Loan receivables	9,087	1,993	11,080
Ending balance	$15,650	$3,975	$19,625
Collectively evaluated for impairment	$15,199	$3,794	$18,993
Individually evaluated for impairment	$451	$181	$632

Allowance for credit losses:
Lease receivables*	$84	$42	$126
Loan receivables*	150	76	226
Ending balance at December 31, 2010	$234	$119	$353
Collectively evaluated for impairment	$60	$11	$71
Individually evaluated for impairment	$174	$108	$282

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

Financing Receivables on Non-Accrual Status

Certain receivables for which the company has recorded a specific reserve may also be placed on non-accrual status. Non-accrual assets are those receivables with specific reserves or other receivables for which it is likely that the company will be unable to collect all amounts due according to original terms of the lease or loan agreement. Income recognition is discontinued on these receivables.

Notes to Consolidated Financial Statements — (continued)

The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2011 and December 31, 2010.

(Dollars in millions)	At September 30, 2011	At December 31, 2010
Major markets	$46	$69
Growth markets	20	33
Total lease receivables	$66	$101

Major markets	$77	$141
Growth markets	18	123
Total loan receivables	$95	$264

Total receivables	$161	$366

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables at September 30, 2011 and December 31, 2010.

	At September 30, 2011		At December 31, 2010
(Dollars in millions)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Major markets	$111	$75	$196	$119
Growth markets	59	52	132	68
Total	$170	$127	$328	$187

(Dollars in millions) For the three months ended September 30, 2011:	Average Recorded Investment	Interest Income Recognized*	Interest Income Recognized on Cash Basis
Major markets	$125	$1	$0
Growth markets	60	0	0
Total	$185	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

(Dollars in millions) For the nine months ended September 30, 2011:	Average Recorded Investment	Interest Income Recognized*	Interest Income Recognized on Cash Basis
Major markets	$150	$2	$0
Growth markets	97	0	0
Total	$248	$2	$0

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

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at September 30, 2011 and December 31, 2010. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

	Lease Receivables		Loan Receivables
(Dollars in millions) At September 30, 2011:	Major Markets	Growth Markets	Major Markets	Growth Markets
Credit Rating:
Aaa — Aa3	$810	$151	$1,043	$162
A1 — A3	1,357	188	1,748	202
Baal — Baa3	2,296	738	2,958	793
Bal — Ba2	944	471	1,217	506
Ba3 — B1	548	259	706	278
B2 — B3	230	109	297	117
Caa — D	105	19	135	20
Total	$6,290	$1,935	$8,105	$2,079

At September 30, 2011, the industries which made up Global Financing’s receivables portfolio consist of: Financial (38 percent), Government (16 percent), Manufacturing (13 percent), Retail (9 percent), Services (8 percent), Communications (5 percent) and Other (11 percent).

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

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

(Dollars in millions) At September 30, 2011:	Total Past Due > 90 days*	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Major markets	$10	$6,279	$6,290	$10
Growth markets	13	1,923	1,935	10
Total lease receivables	$23	$8,202	$8,225	$19

Major markets	$28	$8,077	$8,105	$11
Growth markets	20	2,059	2,079	18
Total loan receivables	$48	$10,136	$10,184	$30

Total	$71	$18,337	$18,409	$49

* Does not include accounts that are fully reserved.

(Dollars in millions) At December 31, 2010:	Total Past Due > 90 days*	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Major markets	$10	$6,552	$6,562	$5
Growth markets	13	1,970	1,983	5
Total lease receivables	$22	$8,523	$8,545	$10

Major markets	$11	$9,076	$9,087	$4
Growth markets	32	1,961	1,993	17
Total loan receivables	$43	$11,037	$11,080	$21

Total	$65	$19,560	$19,625	$31

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

As noted in Note 2, “Accounting Changes,” the company adopted new FASB guidance to help creditors determine whether a restructuring constitutes a troubled debt restructuring. The company assessed all restructurings that occurred on or after January 1, 2011 and determined that there were no troubled debt restructurings for the nine months ended September 30, 2011.

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

Notes to Consolidated Financial Statements — (continued)

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

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2011 and December 31, 2010 was $90 million and $363 million, respectively. The company posted no collateral at September 30, 2011, and posted collateral of $9 million at December 31, 2010. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2011 and December 31, 2010 was $1,391 million and $1,099 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $336 million and $475 million at September 30, 2011 and December 31, 2010, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at September 30, 2011 and December 31, 2010, this exposure was reduced by $469 million and $88 million of collateral, respectively, received by the company.

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30, 2011 for the right to reclaim cash collateral. At December 31, 2010, $9 million was recognized in other receivables for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $469 million and $88 million at September 30, 2011 and December 31, 2010, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2011. At December 31, 2010, $9 million was rehypothecated.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2011 and December 31, 2010, the total notional amount of the company’s interest rate swaps

Notes to Consolidated Financial Statements — (continued)

was  $6.7 billion and $7.1 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2011 and December 31, 2010 was approximately 5.1 years and 5.7 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, net losses of approximately $7 million and $13 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. For both periods, $8 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2011 and December 31, 2010, the total notional amount of derivative instruments designated as net investment hedges was $2.0 billion and $1.9 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2011 and December 31, 2010 was approximately 0.2 years and 0.4 years, respectively.

In addition, at December 31, 2010, the company had liabilities of $221 million, representing the fair value of derivative instruments that were previously designated in qualifying net investment hedging relationships, but were de-designated prior to December 31, 2010; this amount is expected to mature over the next 12 months. The notional amount of these instruments at December 31, 2010 was $1.6 billion, including original and offsetting transactions. No similar instruments were outstanding at September 30, 2011.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 3.9 years. At September 30, 2011 and December 31, 2010, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.2 billion and $11.3 billion, respectively, with a weighted-average remaining maturity of 0.6 years and 0.8 years, respectively.

At September 30, 2011 and December 31, 2010, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $183 million and net losses of $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $195 million of gains and $249 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is 2.3 years.

Notes to Consolidated Financial Statements — (continued)

At September 30, 2011 and December 31, 2010, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $0.1 billion and $0.2 billion, respectively.

At September 30, 2011 and December 31, 2010, net losses of approximately $2 million and $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts approximately $1 million of losses are expected to be reclassified to net income within the next 12 months for both periods, providing an offsetting economic impact against the underlying transactions.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than two years. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $9.6 billion and $13.0 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2011 and December 31, 2010, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $0.9 billion and $1.0 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2011 and December 31, 2010.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2011 and December 31, 2010.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of September 30, 2011 and December 31, 2010 as well as for the three months and nine months ended September 30, 2011 and 2010, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of September 30, 2011 and December 31, 2010

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2011	12/31/2010	Classification	9/30/2011	12/31/2010
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$26	$33	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	870	514	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	358	224	Other accrued expenses and liabilities	363	498
	Investments and sundry assets	4	22	Other liabilities	112	135

Fair value of derivative assets		$1,257	$794	Fair value of derivative liabilities	$475	$633
Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$101	$242	Other accrued expenses and liabilities	$60	$370
	Investments and sundry assets	26	51	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	7	12	Other accrued expenses and liabilities	25	3

Fair value of derivative assets		$134	$305	Fair value of derivative liabilities	$84	$373

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$808	$823
Long-term debt		N/A	N/A		1,915	1,746

Total		$1,391	$1,099		$3,282	$3,576

N/A—not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended September 30, 2011 and 2010

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$204	$135	$(166)	$(90)
	Interest expense	141	86	(115)	(58)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	183	584	N/A	N/A
Equity contracts	SG&A expense	(100)	76	N/A	N/A
Warrants	Other (income) and expense	10	—	N/A	N/A

Total		$438	$881	$(281)	$(148)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						Ineffectiveness and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months ended	Recognized in AOCI		Statement of	from AOCI to Earnings		Effectiveness Testing(3)
September 30:	2011	2010	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	295	(927)	Other (income) and expense	(86)	(5)	(2)	4
			Cost of sales	(60)	1	—	—
			SG&A expense	(19)	(2)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	237	(440)	Interest expense	—	0	(4)	1

Total	$532	$(1,367)		$(167)	$(7)	$(6)	$5

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

(3)              The amount of gain/(loss) recognized in income represents ineffectiveness on hedge relationships.

(4)              Instruments in net investment hedges include derivative and non-derivative instruments.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the nine months ended September 30, 2011 and 2010

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$263	$382	$(142)	$(251)
	Interest expense	183	245	(99)	(161)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	388	279	N/A	N/A
Equity contracts	SG&A expense	(28)	34	N/A	N/A
Warrants	Other (income) and expense	10	—	N/A	N/A

Total		$816	$940	$(241)	$(412)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						Ineffectiveness and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the nine months ended	Recognized in AOCI		Statement of	from AOCI to Earnings		Effectiveness Testing(3)
September 30:	2011	2010	Earnings Line Item	2011	2010	2011	2010
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(6)	$(6)	$—	$—
Foreign exchange contracts	(159)	464	Other (income) and expense	(256)	(19)	(2)	(3)
			Cost of sales	(163)	(81)	—	—
			SG&A expense	(70)	(46)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(15)	147	Interest expense	—	0	(10)	1

Total	$(174)	$611		$(494)	$(152)	$(12)	$(2)

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

(3)              The amount of gain/(loss) recognized in income represents ineffectiveness on hedge relationships.

(4)              Instruments in net investment hedges include derivative and non-derivative instruments.

For the three and nine months ending September 30, 2011 and 2010, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the 2010 IBM Annual Report, Note A, “Significant Accounting Policies,” on pages 75 and 76 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements – (continued)

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Cost	$35	$23	$81	$72
Selling, general and administrative	116	118	372	366
Research, development and engineering	15	12	45	36
Other (income) and expense*	—	—	—	(1)
Pre-tax stock-based compensation cost	166	153	498	474
Income tax benefits	(57)	(57)	(177)	(174)
Total stock-based compensation cost	$109	$96	$321	$300

* Reflects the one-time effects of the sale of the Product Lifecycle Management activities in 2010.

The increase in pre-tax stock-based compensation cost for the three months ended September 30, 2011, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($2 million) and increases related to restricted stock units ($11 million). The increase in pre-tax stock-based compensation cost for the nine months ended September 30, 2011, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($21 million) and increases related to restricted stock units ($6 million), partially offset by a reduction related to stock options ($3 million).

As of September 30, 2011, the total unrecognized compensation cost of $1,455 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There were no significant capitalized stock-based compensation costs at September 30, 2011 and 2010.

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

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended September 30, 2011:

External revenue	$10,322	$4,832	$5,817	$4,482	$520	$25,974
Internal revenue	316	199	804	190	480	1,989
Total revenue	$10,638	$5,031	$6,621	$4,672	$999	$27,963
Pre-tax income	$1,695	$775	$2,214	$318	$481	$5,484
Revenue year-to-year change	7.9%	5.5%	12.6%	3.3%	4.0%	7.6%
Pre-tax income year-to-year change	12.5%	12.8%	12.0%	7.8%	(4.0)%	10.4%
Pre-tax income margin	15.9%	15.4%	33.4%	6.8%	48.2%	19.6%

For the three months ended September 30, 2010:

External revenue	$9,496	$4,572	$5,151	$4,325	$529	$24,072
Internal revenue	362	199	728	196	432	1,917
Total revenue	$9,857	$4,771	$5,879	$4,521	$961	$25,990
Pre-tax income*	$1,506	$687	$1,978	$295	$502	$4,968

Pre-tax income margin*	15.3%	14.4%	33.6%	6.5%	52.2%	19.1%

* Reclassified to conform with 2011 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2011	2010*
Revenue:
Total reportable segments	$27,963	$25,990
Eliminations/other	(1,806)	(1,718)
Total IBM Consolidated	$26,157	$24,271

Pre-tax income:
Total reportable segments	$5,484	$4,968
Amortization of acquired intangible assets	(158)	(127)
Acquisition related charges	(21)	(13)
Non-operating retirement-related costs	29	104
Eliminations/other	(306)	(256)
Total IBM Consolidated	$5,027	$4,677

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global Technology	Global Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the nine months ended September 30, 2011:

External revenue	$30,427	$14,407	$17,295	$13,182	$1,555	$76,866
Internal revenue	943	604	2,425	652	1,524	6,148
Total revenue	$31,370	$15,012	$19,720	$13,834	$3,078	$83,015
Pre-tax income	$4,353	$2,166	$6,260	$843	$1,497	$15,118
Revenue year-to-year change	8.0%	6.7%	11.9%	12.8%	7.0%	9.4%
Pre-tax income year-to-year change	12.7%	19.6%	1.5%	197.9%	7.6%	11.9%
Pre-tax income margin	13.9%	14.4%	31.7%	6.1%	48.6%	18.2%

For the nine months ended September 30, 2010:

External revenue	$28,036	$13,465	$15,447	$11,696	$1,610	$70,253
Internal revenue	1,014	599	2,176	572	1,267	5,627
Total revenue	$29,050	$14,064	$17,623	$12,267	$2,877	$75,880
Pre-tax income*	$3,863	$1,811	$6,167	$283	$1,391	$13,514

Pre-tax income margin*	13.3%	12.9%	35.0%	2.3%	48.3%	17.8%

* Reclassified to conform with 2011 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2011	2010*
Revenue:
Total reportable segments	$83,015	$75,880
Eliminations/other	(5,585)	(5,028)
Total IBM Consolidated	$77,430	$70,852

Pre-tax income:
Total reportable segments	$15,118	$13,514
Amortization of acquired intangible assets	(476)	(355)
Acquisition related charges	(32)	(23)
Non-operating retirement-related costs	37	293
Eliminations/other	(918)	(662)
Total IBM Consolidated	$13,729	$12,767

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements  – (continued)

9. Equity Activity:

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income		10,365			10,365		10,365
Other comprehensive income/(loss), net of tax (total)				645	645		645
Cash dividends declared – common stock		(2,593)			(2,593)		(2,593)
Stock transactions related to employee plans – net	2,139	(38)	192		2,293		2,293
Other treasury shares purchased – not retired			(11,465)		(11,465)		(11,465)
Changes in noncontrolling interests						(40)	(40)
Equity – September 30, 2011	$47,558	$100,266	$(107,434)	$(8,099)	$22,291	$87	$22,378

(Dollars in millions)	Common Stock and Additional Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders’ Equity	Noncontrolling Interests	Total Equity
Equity - January 1, 2010	$41,810	$80,900	$(81,243)	$(18,830)	$22,637	$118	$22,755
Net income		9,576			9,576		9,576
Other comprehensive income/(loss), net of tax (total)				1, 352	1, 352		1,352
Cash dividends declared – common stock		(2,369)			(2,369)		(2,369)
Stock transactions related to employee plans – net	2,518	(11)	362		2,870		2,870
Other treasury shares purchased – not retired			(11,827)		(11,827)		(11,827)
Changes in noncontrolling interests						2	2
Equity – September 30, 2010	$44,328	$88,095	$(92,707)	$(17,479)	$22,238	$121	$22,359

Notes to Consolidated Financial Statements – (continued)

The following table summarizes Net income plus other comprehensive income/(loss), a component of IBM stockholders’ equity in the Consolidated Statement of Financial Position:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net income	$3,839	$3,589	$10,365	$9,576
Other comprehensive income/(loss) – net of tax:
Foreign currency translation adjustments	(1,592)	1,409	(668)	327
Net change in retirement-related benefit plans	300	167	1,241	559
Net unrealized gains/(losses) on marketable securities	(9)	56	(154)	50
Net unrealized gains/(losses) on cash flow hedge derivatives	312	(599)	225	416
Total other comprehensive income/(loss)	(989)	1,032	645	1,352
Net income plus other comprehensive income/(loss)	$2,850	$4,621	$11,010	$10,927

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
			Percent
For the three months ended September 30:	2011	2010	Change
(Dollars in millions)
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$357	$246	45.2%
Nonpension postretirement plans – cost	87	87	0.0
Total	$444	$333	33.3%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2011	2010	Change
(Dollars in millions)
Retirement-related plans –cost
Defined benefit and contribution pension plans –cost	$1,159	$801	44.7%
Nonpension postretirement plans –cost	261	260	0.2
Total	$1,419	$1,061	33.8%

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2011	2010	2011	2010

Service cost	$—	$—	$128	$126
Interest cost	614	650	467	456
Expected return on plan assets	(1,011)	(1,004)	(641)	(610)
Amortization of prior service cost/(credits)	2	2	(41)	(44)
Recognized actuarial losses	205	118	240	178
Curtailments and settlements	—	—	0	0
Multi-employer plan/other costs	—	—	21	27
Total net periodic pension (income)/cost of defined benefit plans	(190)	(234)	173	132
Cost of defined contribution plans	218	216	156	132
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$28	$(18)	$329	$264

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2011	2010	2011	2010

Service cost	$—	$—	$384	$377
Interest cost	1,842	1,951	1,391	1,369
Expected return on plan assets	(3,032)	(3,013)	(1,904)	(1,827)
Amortization of prior service cost/(credits)	7	7	(121)	(128)
Recognized actuarial losses	614	353	727	527
Curtailments and settlements	—	—	1	27
Multi-employer plan/other costs	—	—	94	79
Total net periodic pension (income)/cost of defined benefit plans	(569)	(702)	572	422
Cost of defined contribution plans	698	693	458	387
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$129	$(8)	$1,030	$809

In 2011, the company expects to contribute to its non-U.S. defined benefit plans approximately $800 million, which is the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2011 were $611 million.

The following tables provide the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2011	2010	2011	2010

Service cost	$9	$8	$3	$2
Interest cost	59	65	17	15
Expected return on plan assets	—	—	(3)	(2)
Amortization of prior service credits	—	(4)	(1)	(1)
Recognized actuarial losses	—	—	4	3
Curtailments/settlements		1		—
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$68	$71	$20	$16

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2011	2010	2011	2010

Service cost	$25	$25	$8	$7
Interest cost	177	196	51	44
Expected return on plan assets	—	—	(8)	(7)
Amortization of prior service credits	—	(11)	(3)	(4)
Recognized actuarial losses		—	11	9
Curtailments/settlements	—	1	—	—
Total nonpension postretirement plan cost recognized in the Consolidated Statement of Earnings	$202	$211	$59	$49

The company received a $14.5 million subsidy in the third quarter of 2011 and a $32.5 million subsidy for the first nine months of 2011 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 125 in the company’s 2010 Annual Report.

11. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2011, the company completed one acquisition: in April, the company acquired 100 percent of TRIRIGA, Inc. (TRIRIGA), a privately held company.  TRIRIGA is a provider of facility and real estate management software solutions, which help clients make strategic decisions regarding space usage, evaluate alternative real estate initiatives, generate higher returns from capital projects and assess environmental impact investments. The acquisition adds advanced real estate intelligence to the company’s smarter buildings initiative. TRIRIGA will be integrated into the Software and Global Business Services segments. Purchase price consideration for the acquisition is paid primarily in cash.

The acquisition was accounted for as a business combination using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair value at the date of acquisition. The acquisition did not have a material impact in the Consolidated Financial Statements.

On October 21, 2011, the company announced that it had completed the acquisition of Algorithmics, Inc. (Algorithmics). Algorithmics, a privately held company, is a risk analytics firm with operations in Toronto, Canada.  Algorithmics’ risk analytics software, content and advisory services are used by banking, investment and insurance businesses to help assess risk, address regulatory requirements and make more insightful business decisions. This acquisition expands the company’s business analytics capabilities in the financial services industry. At the date of issuance of the financial statements, the initial purchase accounting was not complete for this acquisition.

On October 4, 2011, the company announced that it had entered into a definitive agreement to acquire Q1 Labs, a privately held company based in Waltham, Massachusetts. Q1 Labs is a provider of security intelligence software and will accelerate the company’s efforts to help clients more intelligently secure their enterprises by applying analytics to correlate information from key security domains and creating security dashboards for their organizations. The acquisition is expected to close in the fourth quarter of 2011.

On October 5, 2011, the company announced that it had completed the acquisition of i2, a privately held company based in Cambridge, United Kingdom, with its U.S. headquarters in McLean, Virginia. i2 expands the company’s big data analytics software for smarter cities by helping both public and private entities in government, law enforcement, retail, insurance and other industries access and analyze information they need to address crime, fraud and security threats.  At the date of issuance of the financial statements, the initial purchase accounting was not complete for the i2 acquisition.

On October 11, 2011, the company announced that it had entered into a definitive agreement to acquire Platform Computing, a privately held company headquartered in Toronto, Canada. Platform Computing is a global leader in cluster and grid management software for distributed computing environments. Platform Computing helps clients manage shared computing environments that are used in resource- intensive applications such as simulations and analytics. The acquisition is expected to close in the fourth quarter of 2011.

Notes to Consolidated Financial Statements – (continued)

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

12. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,498	$(693)	$805
Client-related	1,612	(711)	901
Completed technology	2,122	(943)	1,179
In-process R&D	22	(1)	21
Patents/trademarks	216	(97)	119
Other(a)	31	(23)	8
Total	$5,500	$(2,467)	$3,033

	At December 31, 2010
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,558	$(726)	$831
Client-related	1,709	(647)	1,062
Completed technology	2,111	(688)	1,422
In-process R&D	21	(0)	21
Patents/trademarks	211	(71)	140
Other(a)	39	(28)	11
Total	$5,649	$(2,161)	$3,488

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $455 million during the first nine months of 2011, primarily due to amortization.  The aggregate intangible amortization expense was $307 million and $926 million for the third quarter and first nine months of 2011 respectively, versus $289 million and $859 million for the third quarter and first nine months ended September 30, 2010, respectively.  In addition, in the first nine months of 2011, the company retired $620 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2011:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2011 (for Q4)	$145	$143	$288
2012	424	557	981
2013	194	515	710
2014	42	374	415
2015	—	265	265

The changes in the goodwill balances by reportable segment, for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are as follows:

Notes to Consolidated Financial Statements  – (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	9/30/11
Global Business Services	$4,329	$13	$0	$(10)	$3	$4,336
Global Technology Services	2,704	—	(1)	(2)	(58)	2,643
Software	16,963	64	(7)	—	(221)	16,800
Systems and Technology	1,139	—	(5)	—	0	1,134
Total	$25,136	$77	$(13)	$(11)	$(276)	$24,913

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/10	Additions	Adjustments	Divestitures	Adjustments	12/31/10
Global Business Services	$4,042	$252	$0	$—	$35	$4,329
Global Technology Services	2,777	32	(1)	—	(104)	2,704
Software	12,605	4,095	(52)	—	315	16,963
Systems and Technology	766	375	(1)	—	(1)	1,139
Total	$20,190	$4,754	$(54)	$—	$245	$25,136

Purchase price adjustments recorded in the first nine months of 2011 and full year 2010 were related to acquisitions that were completed on or prior to December 31, 2010 or December 31, 2009, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2011 or the full year of 2010 and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/2011	Payments	Adjustments*	9/30/2011
Current:
Workforce	$45	$(36)	$4	$14
Space	8	(6)	3	5
Total Current	$53	$(41)	$7	$19
Noncurrent:
Workforce	$395	$—	$14	$409
Space	4	—	(2)	2
Total Noncurrent	$399	$—	$12	$411

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

Notes to Consolidated Financial Statements – (continued)

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2011, were not material to the Consolidated Financial Statements.

In accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. In addition, the company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer and employee relations considerations.

With respect to certain of the claims, suits, investigations and proceedings discussed herein, the company believes at this time that the likelihood of any material loss is remote, given, for example, the procedural status, court rulings, and/or the strength of the company’s defenses in those matters. With respect to the remaining claims, suits, investigations and proceedings discussed in this Note, the company is unable to provide estimates of reasonably possible losses or range of losses, including losses in excess of amounts accrued, if any, for the following reasons. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of these matters. It is the company’s experience that damage amounts claimed in litigation against it are unreliable and unrelated to possible outcomes, and as such are not meaningful indicators of the company’s potential liability. Further, the company is unable to provide such an estimate due to a number of other factors with respect to these claims, suits, investigations and proceedings, including considerations of the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses (individually or in the aggregate), to reflect the impact and status of settlement discussions, discovery, procedural and substantive rulings, reviews by counsel and other information pertinent to a particular matter.

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

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Chapter 11 Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter.

Notes to Consolidated Financial Statements – (continued)

Complaints against IBM were filed with the European Commission (EC) by Platform Solutions, Inc. in 2007, T3 Technologies, Inc. in 2009 and TurboHercules SAS in 2010.  Each complaint alleged that IBM violated European Competition law, primarily by refusing to license its patents and trade secrets to the complainants and by refusing to license its software for use on computer systems made and/or sold by complainants.  Each complaint has been withdrawn, and in September 2011, the EC closed these investigations. IBM has been notified that the U.S. Department of Justice (DOJ) is investigating possible antitrust violations by IBM based on the company’s refusal to license certain patents and trade secrets and its refusal to license its software for use on systems that IBM believes infringe its intellectual property rights.

The company was a defendant in an action filed on December 14, 2009 in the United States District Court for the Western District of Texas by Neon Enterprise Software, LLC (Neon), alleging that the company interfered with Neon’s efforts to license its zPrime software. It sought damages and injunctive relief.  In late January 2010, IBM filed its answer to Neon’s complaint and asserted counterclaims against Neon.  In 2010, Neon filed a complaint against IBM with the EC, based on the same allegations made in Neon’s lawsuit against IBM.  In late May 2011, the parties entered into a settlement agreement in connection with the lawsuit pursuant to which each party’s claims against the other have been dismissed with prejudice and no payments will be made by IBM; in addition, Neon has been permanently enjoined from distributing zPrime or a functionally similar product. Neon has also withdrawn the complaint it filed with the EC, and in September 2011, the EC closed its investigation.

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

The company was a defendant in an action filed on February 5, 2010 in the United States District Court for the Eastern District of Virginia by TecSec, Inc., which alleged that certain IBM products infringe certain patents relating generally to encryption. TecSec sought damages and injunctive relief. The case was set for trial in March 2011. In late February 2011, the court granted IBM’s motion for summary judgment of non-infringement, and final judgment has been entered in favor of IBM.  The case is pending on appeal.

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy.  The trial in the High Court will not begin before May 2012. In addition, IBM UK is a defendant in approximately 275 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed pending resolution of the above-referenced High Court proceedings. In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one representative beneficiary of the UK Trust membership, seeking an order modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan dating back to 1983. The High Court is expected to address this claim at the same time it considers the above-referenced claims in the proceedings initiated in May 2010.

In March 2011, the company announced that it has agreed to settle a civil enforcement action with the SEC relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of

Notes to Consolidated Financial Statements — (continued)

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

15. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $3,815 million and $3,415 million at September 30, 2011 and December 31, 2010, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,767 million and $2,825 million at September 30, 2011 and December 31, 2010, respectively.

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

Notes to Consolidated Financial Statements – (continued)

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $52 million and $48 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position was not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts  are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2011	2010
Balance at January 1	$375	$316
Current period accruals	309	284
Accrual adjustments to reflect actual experience	15	31
Charges incurred	(318)	(326)
Balance at September 30	$382	$305

Extended Warranty Liability

(Dollars in millions)	2011	2010
Aggregate deferred revenue at January 1	$670	$665
Revenue deferred for new extended warranty contracts	225	217
Amortization of deferred revenue	(256)	(221)
Other*	(18)	(29)
Aggregate deferred revenue at September 30	$621	$632

Current portion	$305	$303
Noncurrent portion	316	329
Aggregate deferred revenue at September 30	$621	$632

* Other primarily consists of foreign currency translation adjustments.

16. Subsequent Events: On October 25, 2011, the company announced that the Board of Directors approved a quarterly dividend of $0.75 per common share. The dividend is payable December 10, 2011 to stockholders of record on November 10, 2011.

On October 25, 2011, the company announced that the Board of Directors authorized $7 billion in additional funds for use in the company’s common stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended September 30:	2011	2010	Change
Revenue	$26,157	$24,271	7.8	%*
Gross profit margin	46.5%	45.3%	1.2	pts.
Total expense and other income	$7,146	$6,324	13.0%
Total expense and other income to revenue ratio	27.3%	26.1%	1.3	pts.
Provision for income taxes	$1,188	$1,088	9.2%
Net income	$3,839	$3,589	7.0%
Net income margin	14.7%	14.8%	(0.1	)pts.
Earnings per share:
Assuming dilution	$3.19	$2.82	13.1%
Basic	$3.23	$2.86	12.9%
Weighted-average shares outstanding:
Assuming dilution	1,204.9	1,272.8	(5.3)%
Basic	1,188.6	1,255.2	(5.3)%

* 2.7 percent adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See Currency Rate Fluctuations on page 65 for additional information.

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

The following tables provide the company’s non-GAAP operating earnings for the third quarter and first nine months of 2011 and 2010.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent/
For the three months ended September 30:	2011	2010	Change
Net income as reported	$3,839	$3,589	7.0%
Adjustments (net of tax):
Acquisition-related charges	133	105	26.1
Non-operating retirement-related costs/(income)	(17)	(66)	(73.6)
Operating (non-GAAP) earnings*	$3,954	$3,628	9.0%
Diluted operating (non-GAAP) earnings per share:	$3.28	$2.85	15.1%

* See pages 73 and 74 for a more detailed reconciliation of net income to operating earnings.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent/
For the nine months ended September 30:	2011	2010	Change
Net income as reported	$10,365	$9,576	8.2%
Adjustments (net of tax):
Acquisition-related charges	376	272	38.3
Non-operating retirement-related costs/(income)	(20)	(179)	(88.6)
Operating (non-GAAP) earnings*	$10,721	$9,669	10.9%
Diluted operating (non-GAAP) earnings per share:	$8.77	$7.45	17.7%

* See pages 73 and 74 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the third quarter of 2011, the company delivered solid financial results highlighted by revenue growth of 7.8 percent (3 percent adjusted for currency), gross margin expansion and double-digit diluted earnings per share growth of 13.1 percent as reported and 15.1 percent on an operating (non-GAAP) basis. The company generated $4.7 billion in cash from operations in the quarter enabling significant shareholder returns of over $4 billion in common stock repurchases and dividends in the period. As a result of its performance, in October 2011, the company increased its full year 2011 earnings per share expectation from the expectation disclosed in July 2011.

The company’s performance in the third quarter was driven by several factors. Software delivered a strong quarter with pre-tax income growth of 12.0 percent driven by revenue growth of 12.9 percent (8 percent adjusted for currency) highlighted by key branded middleware which increased 16.9 percent (12 percent adjusted for currency). Systems and Technology delivered pre-tax income growth of 7.8 percent, driven by Power Systems which grew revenue 14.7 percent (12 percent adjusted for currency) and improved its gross margin. Global Services delivered strong profit growth with pre-tax income increasing 12.6 percent year-to-year. Total Global Services revenue increased 7.7 percent (2 percent adjusted for currency) with performance driven by strength in the growth markets which increased 19.7 percent (12 percent adjusted for currency).

In the third quarter, the company’s growth markets also had excellent performance with total revenue increasing 19.3 percent (13 percent adjusted for currency). Overall, in the third quarter, the company had 40 countries within the growth markets which increased revenue at a double-digit rate, adjusted for currency, compared to the prior year.  In addition, this growth was broad-based from a segment perspective with constant currency growth of 17 percent in Software, 12 percent in Systems and Technology and 12 percent in Global Services. The growth markets represented 23 percent of total geographic revenue in the third quarter. The company’s third-quarter performance reflects the execution of its innovation-based strategy and the strength of the business model. The investments in key growth initiatives are yielding good results and drove the revenue performance this quarter.

The consolidated gross profit margin increased 1.2 points versus the third quarter of 2010 to 46.5 percent. The operating (non-GAAP) gross margin increased 1.5 points to 46.8 percent. The improvement was broad-based led by System and

Technology which improved 3.4 points and drove 0.6 points of the total increase in the operating (non-GAAP) gross margin.

Total expense and other income increased 13.0 percent in the third quarter compared to the prior year. Total operating (non-GAAP) expense and other income increased 12.3 percent compared to the third quarter of 2010. The year-to-year drivers for both categories were approximately:

•	Currency*	7 points
•	Acquisitions**	3 points
•	Base expense	2 points

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 7.5 percent and the pre-tax margin was 19.2 percent, a decrease of 0.1 points versus the third quarter of 2010. Net income increased 7.0 percent and the net income margin of 14.7 percent declined 0.1 points year to year. The effective tax rate for the third quarter was 23.6 percent, compared with 23.3 percent in the prior year. Operating (non-GAAP) pre-tax income grew 9.9 percent and the pre-tax margin was 19.8 percent, an increase of 0.4 points versus the prior year. Operating (non-GAAP) net income increased 9.0 percent and the operating (non-GAAP) net income margin of 15.1 percent increased 0.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 23.6 percent versus 23.0 percent in the third quarter of 2010.

Diluted earnings per share improved 13.1 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the third quarter, the company repurchased 20 million shares of its common stock. Diluted earnings per share of $3.19 increased $0.37 from the prior year. Operating (non-GAAP) diluted earnings per share of $3.28 increased $0.43 versus the third quarter of 2010 driven by the following factors:

•	Revenue increase at actual rates:	$0.22
•	Margin expansion:	$0.03
•	Common stock repurchases:	$0.18

Gross margin expansion drove $0.23 of operating (non-GAAP) earnings per share growth, partially offset by a $0.17 per share impact from expense and a $0.03 per share impact from a higher tax rate. Overall, margin expansion contributed $0.03 of improvement.

The company generated $4,678 million in cash flow provided by operating activities, an increase of $128 million compared to the third quarter of 2010, primarily driven by higher net income. Net cash used in investing activities of $805 million decreased $975 million, primarily due to less cash used for acquisitions ($1,920 million), partially offset by a net reduction of $1,128 million from purchases and sales of marketable securities and other investments in 2011 versus 2010. Net cash used in financing activities of $3,669 million increased $213 million compared to the prior year, primarily due to a net increase in cash used for common stock transactions ($111 million).

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the nine months ended September 30:	2011	2010	Change
Revenue	$77,430	$70,852	9.3	%*
Gross profit margin	45.7%	44.9%	0.9	pts.
Total expense and other income	$21,687	$19,019	14.0%
Total expense and other income to revenue ratio	28.0%	26.8%	1.2	pts.
Provision for income taxes	$3,364	$3,192	5.4%
Net income	$10,365	$9,576	8.2%
Net income margin	13.4%	13.5%	(0.1	)pts.
Earnings per share:
Assuming dilution	$8.48	$7.38	14.9%
Basic	$8.60	$7.49	14.8%
Weighted-average shares outstanding:
Assuming dilution	1,222.1	1,297.0	(5.8)%
Basic	1,205.2	1,278.3	(5.7)%

	9/30/11	12/31/10
Assets	$110,158	$113,452	(2.9)%
Liabilities	$87,781	$90,279	(2.8)%
Equity	$22,378	$23,172	(3.4)%

*4.3 percent adjusted for currency

Financial Performance Summary:

In the first nine months of 2011, the company delivered diluted earnings per share growth of 14.9 percent as reported and 17.7 percent on an operating (non-GAAP) basis compared to the first nine months of 2010.  The company generated $12.7 billion in cash from operations in the first nine months, returning $14.1 billion to shareholders in the period in common stock repurchases and dividends.

Total revenue increased 9.3 percent (4 percent adjusted for currency) compared to the first nine months of 2010. Systems and Technology revenue increased 12.7 percent (9 percent adjusted for currency), Software 12.0 percent (8 percent adjusted for currency), Global Technology Services 8.5 percent (3 percent adjusted for currency) and Global Business Services 7.0 percent (1 percent adjusted for currency). Global Financing revenue declined 3.4 percent (8 percent adjusted for currency). Revenue performance in the company’s key growth initiatives was strong. Growth markets revenue increased 19.9 percent (13 percent adjusted for currency) driven by the BRIC countries which increased 22.7 percent (18 percent adjusted for currency). In the first nine months, the growth markets contributed over half of the geographic revenue growth adjusted for currency and represented 22 percent of total geographic revenue. Business analytics revenue increased 19 percent in the first nine months of 2011 reflecting a strong portfolio of integrated software and consulting capabilities. Revenue from cloud computing offerings has already doubled versus the full year 2010 results, as the company extends its offerings in this market. Smarter Planet revenue growth in the first nine months was approximately 50 percent higher than the prior year, with growth driven by solutions in the telecommunication and retail industries.

The consolidated gross margin increased 0.9 points versus the first nine months of 2010 to 45.7 percent. The operating (non-GAAP) gross margin increased 1.2 points to 46.1 percent compared to the prior year. The improvement in gross margin in the first nine months was primarily driven by Systems and Technology and Software.

Total expense and other income increased 14.0 percent in the first nine months versus the prior year. Total operating (non-GAAP) expense and other income increased 13.3 percent compared to the prior year. The year-to-year drivers for both categories were approximately:

•                  Currency*                  6  points

•                  Acquisitions**           4  points

•                  Base expense             4  points

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 7.5 percent and the pre-tax margin was 17.7 percent, a decrease of 0.3 points versus the first nine months of 2010. Net income increased 8.2 percent and the net income margin declined 0.1 points to 13.4 percent. The effective tax rate for the first nine months of 2011 was 24.5 percent, compared with 25.0 percent in the prior year. Operating (non-GAAP) pre-tax income grew 10.5 percent and the operating (non-GAAP) pre-tax margin was 18.3 percent, an increase of 0.2 points versus the prior year. Operating (non-GAAP) net income increased 10.9 percent and the operating (non-GAAP) net income margin of 13.8 percent increased 0.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 24.5 percent versus 24.8 percent in the first nine months of 2010.

Diluted earnings per share improved 14.9 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first nine months, the company repurchased 69.3 million shares of its common stock. Diluted earnings per share of $8.48 increased $1.10 from the prior year. Operating (non-GAAP) diluted earnings per share of $8.77 increased $1.32 versus the first nine months of 2010 driven by the following factors:

•                  Revenue increase at actual rates:                     $0.69

•                  Margin expansion:                                           $0.12

•                  Common stock repurchases:                            $0.51

At September 30, 2011, the company’s balance sheet and liquidity positions remain strong and are well positioned to support the company’s objectives. Cash at quarter end was $11,303 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $3,294 million ($2,212 million adjusted for currency) from December 31, 2010 driven by:

•                  Decreases in total receivables ($3,956 million), deferred taxes ($968 million), short-term marketable securities ($990 million) and intangible assets ($455 million), partially offset by

•                  Increased prepaid pension assets ($2,063 million) and cash and cash equivalents ($643 million).

Total liabilities decreased $2,499 million ($2,526 million adjusted for currency) from December 31, 2010 driven by:

•                  Decreases in taxes ($1,856 million), accounts payable ($711 million), retirement and nonpension postretirement benefit obligations ($603 million), deferred income ($360 million) and compensation and benefits ($203 million), partially offset by

•                  Increased total debt ($1,536 million).

Total equity of $22,378 million decreased $795 million from December 31, 2010 as a result of:

•                  Increased treasury stock ($11,273 million) driven by share repurchases, partially offset by

•                  Higher retained earnings ($7,734 million), common stock ($2,139 million) and foreign currency translation adjustments ($668 million).

The company generated $12,750 million in cash flow provided by operating activities, essentially flat when compared to the first nine months of 2010, primarily driven by a decrease in cash provided by operating assets and liabilities ($1,266 million), partially offset by an increase in net income ($790 million). Net cash used in investing activities of $891 million was $3,534 million lower than the first nine months of 2010, primarily due to less cash used for acquisitions ($2,770 million), partially offset by a net benefit of $518 million from purchases and sales of marketable securities and other investments in 2011 versus 2010. Net cash used in financing activities of $10,886 million was $316 million higher, compared to the first nine months of 2010, primarily due to higher cash used by common stock transactions ($287 million) and increased dividend payments ($224 million), partially offset by an increased net benefit associated with debt ($195 million).

The estimated Global Services backlog at September 30, 2011 was $137 billion, an increase of $2.4 billion ($2.3 billion adjusted for currency) versus the prior year.

In October 2011, the company again increased its expectation for GAAP earnings per diluted share to at least $12.95 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.35 for the full year. This represents an increase of $0.08 per share in GAAP earnings and an increase of $0.10 per share in operating (non-GAAP) earnings from the company’s expectations in July 2011. In addition, the company’s current expectations represent an increase of $0.39 per share in GAAP earnings and an increase of $0.35 per share in operating (non-GAAP) earnings from the company’s expectations in January 2011.

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2011 versus the third quarter and first nine months of 2010 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

(Dollars in millions) For the three months ended September 30:	2011	2010*	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$10,322	$9,496	8.7%		2.6%
Gross margin	35.7%	35.1%	0.6	pts.
Global Business Services	4,832	4,572	5.7%		0.2%
Gross margin	29.4%	28.6%	0.8	pts.
Software	5,817	5,151	12.9%		8.1%
Gross margin	88.1%	87.9%	0.2	pts.
Systems and Technology	4,482	4,325	3.6%		0.8%
Gross margin	39.8%	36.4%	3.4	pts.
Global Financing	520	529	(1.7)%		(6.1)%
Gross margin	47.4%	53.3%	(5.9	)pts.
Other	182	199	(8.3)%		(11.8)%
Gross margin	(48.3)%	(10.8)%	(37.5	)pts.
Total consolidated revenue	$26,157	$24,271	7.8%		2.7%
Total consolidated gross profit	$12,173	$11,001	10.6%
Total consolidated gross margin	46.5%	45.3%	1.2	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	87	65	34.8%
Acquisition-related charges	0	—	nm
Retirement-related (costs)/income	(7)	(53)	(86.4)
Operating (non-GAAP) gross profit	$12,253	$11,013	11.3%
Operating (non-GAAP) gross margin	46.8%	45.4%	1.5	pts.

* Reclassified to conform with 2011 presentation.

nm - not meaningful

(Dollars in millions) For the nine months ended September 30:	2011	2010*	Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted for Currency
Revenue:
Global Technology Services	$30,427	$28,036	8.5%		2.7%
Gross margin	34.5%	34.5%	(0.0	)pts.
Global Business Services	14,407	13,465	7.0%		1.4%
Gross margin	28.6%	28.0%	0.6	pts.
Software	17,295	15,447	12.0%		7.7%
Gross margin	87.9%	87.2%	0.7	pts.
Systems and Technology	13,182	11,696	12.7%		9.1%
Gross margin	39.5%	35.2%	4.3	pts.
Global Financing	1,555	1,610	(3.4)%		(7.7)%
Gross margin	49.9%	51.1%	(1.2	)pts.
Other	563	599	(5.9)%		(9.1)%
Gross margin	(66.7)%	(13.3)%	(53.4	)pts.
Total consolidated revenue	$77,430	$70,852	9.3%		4.3%
Total consolidated gross profit	$35,416	$31,787	11.4%
Total consolidated gross margin	45.7%	44.9%	0.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	259	178	45.6%
Acquisition-related charges	1	—	nm
Retirement-related (costs)/income	12	(144)	nm
Operating (non-GAAP) gross profit	$35,687	$31,820	12.2%
Operating (non-GAAP) gross margin	46.1%	44.9%	1.2	pts.

* Reclassified to conform with 2011 presentation.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external  revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Global Technology Services	39.7%	39.4%	39.6%	39.9%
Global Business Services	18.6	19.0	18.7	19.2
Total Global Services	58.3	58.4	58.3	59.1
Software	22.4	21.4	22.5	22.0
Systems and Technology	17.3	18.0	17.1	16.6
Global Financing	2.0	2.2	2.0	2.3
Total	100.0%	100.0%	100.0%	100.0%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010*	2011	2010*
Global Technology Services	30.9%	30.3%	28.8%	28.6%
Global Business Services	14.1	13.8	14.3	13.4
Total Global Services	45.0	44.2	43.1	42.0
Software	40.4	39.8	41.4	45.6
Systems and Technology	5.8	5.9	5.6	2.1
Global Financing	8.8	10.1	9.9	10.3
Total	100.0%	100.0%	100.0%	100.0%

* Reclassified to conform with 2011 presentation.

The workforce rebalancing charges recorded in the first quarter of 2010 and 2011 and the first quarter 2010 Product Lifecycle Management (PLM) transaction gain impacted the year-to-year results of the company’s reportable segments for the first nine months of 2011 compared to the first nine months of 2010. Workforce rebalancing charges were incurred in every segment in the first quarter of both years. The PLM transaction gain ($591 million) was recorded in Software in the first quarter of 2010. In the segment analysis below and in the Global Financing analysis on pages 67 and 68, each segment’s pre-tax income and pre-tax margin for the first nine months of 2011 and first nine months of 2010 is presented on an as-reported basis and on a basis normalized for these actions in both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) delivered  $15,154 million of revenue in the third quarter, an increase of 7.7 percent (2 percent adjusted for currency) year to year. Adjusted for currency, the third-quarter revenue growth rate was consistent with the growth rate in the second quarter of 2011. Performance in the quarter was driven by strength in the growth markets with revenue up 19.7 percent (12 percent adjusted for currency) and expanding margins. Total outsourcing revenue of $7,142 million increased 9.3 percent (3 percent adjusted for currency) and total transactional revenue of $6,119 million increased 6.7 percent (1 percent adjusted for currency) year over year. In the first nine months of 2011, total Global Services revenue was $44,834 million, an increase of 8.0 percent (2 percent adjusted for currency) compared to the prior year. Total outsourcing revenue of $21,090 million increased 9.3 percent (3 percent adjusted for currency) and total transactional revenue of $18,102 million increased 7.4 percent (2 percent adjusted for currency) year to year in the first nine months of 2011.

(Dollars in millions) For the three months ended September 30:	2011	2010*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted for Currency
Global Services external revenue:	$15,154	$14,067	7.7%	1.8%
Global Technology Services	$10,322	$9,496	8.7%	2.6%
Outsourcing	6,029	5,536	8.9	2.6
Integrated Technology Services	2,400	2,162	11.0	5.1
Maintenance	1,894	1,803	5.0	(0.8)
Global Business Services	$4,832	$4,572	5.7%	0.2%
Outsourcing	1,113	999	11.4	5.3
Consulting and Systems Integration	3,719	3,572	4.1	(1.2)

* Reclassified to conform with 2011 presentation of Outsourcing and Consulting and Systems Integration revenue within GBS.

(Dollars in millions) For the nine months ended September 30:	2011	2010*	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
Global Services external revenue:	$44,834	$41,501	8.0%	2.3%
Global Technology Services	$30,427	$28,036	8.5%	2.7%
Outsourcing	17,822	16,353	9.0	3.0
Integrated Technology Services	6,963	6,333	9.9	4.1
Maintenance	5,642	5,354	5.4	0.2
Global Business Services	$14,407	$13,465	7.0%	1.4%
Outsourcing	3,269	2,937	11.3	5.1
Consulting and Systems Integration	11,139	10,528	5.8	0.3

* Reclassified to conform with 2011 presentation of Outsourcing and Consulting and Systems Integration revenue within GBS.

Global Technology Services revenue increased 8.7 percent (3 percent adjusted for currency) to $10,322 million and 8.5 percent (3 percent adjusted for currency) to $30,427 million in the third quarter and first nine months of 2011, respectively, versus the same periods in 2010. GTS Outsourcing revenue increased 8.9 percent (3 percent adjusted for currency) in the third quarter and increased 9.0 percent (3 percent adjusted for currency) in the first nine months of 2011, respectively, and gained share in the third quarter. Outsourcing revenue growth was led by performance in the growth markets which increased 10 percent year to year in both the third quarter and first nine months of 2011, adjusted for currency. Integrated Technology Services (ITS) revenue increased 11.0 percent (5 percent adjusted for currency) in the third quarter and increased 9.9 percent (4 percent adjusted for currency) in the first nine months of 2011. The third quarter revenue growth rate at constant currency improved 2 points sequentially compared to the growth rate in the second quarter of 2011, driven primarily by the major markets. ITS had strong performance in its Software Support Services and Business Continuity and Resiliency Services offerings in the third quarter. The growth in higher value offerings contributed to overall gross margin expansion for ITS in the third quarter.

Global Business Services revenue increased 5.7 percent (flat adjusted for currency) to $4,832 million and increased 7.0 percent (1 percent adjusted for currency) to $14,407 million in the third quarter and first nine months of 2011, respectively, year to year. Application Outsourcing revenue increased 11.4 percent (5 percent adjusted for currency) in the third quarter and increased 11.3 percent (5 percent adjusted for currency) in the first nine months of 2011, led by strong performance in the growth markets. Consulting and Systems Integration (C&SI), which includes Consulting, Application Management Services systems integration and the U.S. Federal business, had revenue growth in the third quarter of 4.1 percent (decreased 1 percent adjusted for currency) and growth of 5.8 percent (flat adjusted for currency) in the first nine months of 2011. Revenue declines, adjusted for currency, in Japan and in the Public sector impacted the third-quarter C&SI constant currency growth rate by 7 points. Worldwide, approximately one-third of the GBS business is made up of the Public sector and Japan. Total GBS revenue, excluding Japan and the Public sector, increased 13 percent (8 percent adjusted for currency) in the third quarter and in the first nine months of 2011 compared to the prior year.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2011	2010*	Change
Global Technology Services:
External gross profit	$3,686	$3,331	10.7%
External gross profit margin	35.7%	35.1%	0.6	pts.
Pre-tax income	$1,695	$1,506	12.5%
Pre-tax margin	15.9%	15.3%	0.7	pts.
Global Business Services:
External gross profit	$1,422	$1,309	8.6%
External gross profit margin	29.4%	28.6%	0.8	pts.
Pre-tax income	$775	$687	12.8%
Pre-tax margin	15.4%	14.4%	1.0	pts.

*  Reclassified to conform with 2011 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2011	2010+	Change
Global Technology Services:
External gross profit	$10,496	$9,684	8.4%
External gross profit margin	34.5%	34.5%	(0.0	)pts.
Pre-tax income	$4,353	$3,863	12.7%
Pre-tax margin	13.9%	13.3%	0.6	pts.
Pre-tax income — normalized*	$4,469	$4,136	8.1%
Pre-tax margin — normalized	14.2%	14.2%	0.0	pts.

Global Business Services:
External gross profit	$4,117	$3,774	9.1%
External gross profit margin	28.6%	28.0%	0.6	pts.
Pre-tax income	$2,166	$1,811	19.6%
Pre-tax margin	14.4%	12.9%	1.6	pts.
Pre-tax income — normalized**	$2,211	$1,939	14.0%
Pre-tax margin — normalized	14.7%	13.8%	0.9	pts.

*   Excludes $116 million and $273 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

** Excludes $45 million and $128 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

+  Reclassified to conform with 2011 presentation.

GTS gross profit increased 10.7 percent in the third quarter and increased 8.4 percent in the first nine months of 2011 compared to the same periods in 2010. Gross profit margins improved 0.6 points in the third quarter and were flat in the first nine months versus the prior year. Margin expansion in the third quarter was driven by improved gross profit performance in Strategic Outsourcing, ITS and Maintenance. Third-quarter 2011 pre-tax income increased 12.5 percent to $1,695 million with the pre-tax margin expanding 0.7 points to 15.9 percent, versus the prior year, driven by the improved gross profit performance. On a normalized basis, segment pre-tax income in the first nine months of 2011 increased 8.1 percent with a pre-tax margin of 14.2 percent, flat year to year.

GBS gross profit increased 8.6 percent in the third quarter and increased 9.1 percent in the first nine months of 2011 compared to the same periods in 2010. Gross profit margins expanded 0.8 points and 0.6 points in the third quarter and first nine months, respectively, versus the prior year. GBS segment pre-tax income increased 12.8 percent to $775 million in the third quarter of 2011 with pre-tax margin expanding 1.0 points to 15.4 percent. This is the third consecutive quarter of pre-tax income margin expansion in GBS. On a normalized basis, segment pre-tax income in the first nine months of 2011 increased 14.0 percent with a pre-tax margin of 14.7 percent, an increase of 0.9 points year to year.

Total Global Services segment pre-tax income was $2,471 million in the third quarter, an increase of 12.6 percent year to year. The combined pre-tax margin in the third quarter improved 0.8 points year to year.  On a normalized basis, total Global Services pre-tax income in the first nine months increased 10.0 percent with a pre-tax margin of 14.4 percent, up 0.3 points year to year. The global Services business is benefitting from the mix into higher value offerings and yield from its productivity initiatives.

Global Services Backlog

The total estimated Global Services backlog at September 30, 2011 was $137 billion, an increase of $2.4 billion ($2.3 billion adjusted for currency) compared to the September 30, 2010 balance, and a decrease of $7.3 billion ($1.9 billion adjusted for currency) compared to the June 30, 2011 balance. The quarter-to-quarter decline at constant currency was consistent with prior year declines in the comparable periods. The estimated Outsourcing backlog at September 30, 2011 was $90 billion, essentially flat year to year. In addition, the company continues to see good backlog growth in the growth markets.

(Dollars in billions)	At September 30, 2011	At September 30, 2010	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Backlog:
Total Backlog	$136.9	$134.5	$2.4	$2.3
Outsourcing Backlog	$90.3	$90.7	$(0.4)	$(0.5)

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

(Dollars in billions) For the three months ended September 30:	2011	2010*	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Outsourcing signings	$5.8	$5.0	15.7%	9.7%
Transactional signings	6.5	6.0	8.1	3.4
Total signings	$12.3	$11.0	11.6%	6.3%

* Reclassified to conform with 2011 presentation.

(Dollars in billions) For the nine months ended September 30:	2011	2010*	Yr. to Yr. Change	Yr. to Yr. Change Adjusted For Currency
Outsourcing signings	$17.7	$17.5	0.6%	(5.4)%
Transactional signings	19.4	18.1	7.5	2.0
Total signings	$37.1	$35.6	4.1%	(1.6)%

* Reclassified to conform with 2011 presentation.

Software

				Yr. to Yr. Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the three months ended September 30:	2011	2010	Change	Currency
Software external revenue:	$5,817	$5,151	12.9%	8.1%
Middleware:	$4,781	$4,215	13.4%	8.5%
Key branded middleware:	3,647	3,120	16.9	12.0
WebSphere Family			52.2	46.5
Information Management			12.1	7.2
Lotus			6.3	1.1
Tivoli			7.9	3.5
Rational			7.2	2.6
Other middleware	1,133	1,095	3.5	(1.4)
Operating systems	598	550	8.7	3.9
Other	439	386	13.6	10.1

			Yr. to Yr.	Yr. to Yr. Percent Change
(Dollars in millions)			Percent	Adjusted for
For the nine months ended September 30:	2011	2010*	Change	Currency
Software external revenue:	$17,295	$15,447	12.0%	7.7%
Middleware:	$14,211	$12,565	13.1%	8.8%
Key branded middleware:	10,843	9,199	17.9	13.4
WebSphere Family			52.3	47.2
Information Management			14.5	10.1
Lotus			6.6	1.6
Tivoli			8.4	4.2
Rational			5.4	0.8
Other middleware	3,368	3,366	0.1	(3.7)
Operating systems	1,770	1,593	11.1	6.8
Other	1,315	1,289	2.0	(1.5)

* Reclassified to conform with 2011 presentation.

Software revenue increased 12.9 percent (8 percent adjusted for currency) to $5,817 million in the third quarter and increased 12.0 percent (8 percent adjusted for currency) to $17,295 million in the first nine months of 2011, respectively, compared to the same periods in 2010. Adjusting for the divested PLM operations, revenue grew at 13.2 percent (9 percent adjusted for currency) in the first nine months of 2011. Revenue growth continues to be driven by key branded middleware.

Key branded middleware revenue increased 16.9 percent (12 percent adjusted for currency) in the third quarter of 2011 and increased 17.9 percent (13 percent adjusted for currency) in the first nine months of 2011, respectively, when compared to the same periods in 2010. Key branded middleware accounted for 63 percent of total Software revenue in both the third quarter and nine month periods of 2011 as the business continues to mix to higher growth areas. The software business continued to extend its leadership of the middleware market and gained share for the 16th straight quarter.

WebSphere revenue increased 52.2 percent (46 percent adjusted for currency) and increased 52.3 percent (47 percent adjusted for currency) in the third quarter and first nine months of 2011 year to year, respectively, and gained share in the third quarter. Revenue growth was again driven by both the base business and acquisitions. Revenue from the Smarter Commerce offerings more than doubled in the third quarter compared to the prior year as the company has brought together the WebSphere Commerce business with the Sterling, Unica and Coremetrics acquisitions. Business Process Management software, which helps clients drive new levels of efficiency and effectiveness in their business, had revenue growth of nearly 50 percent and 30 percent in the third quarter and first nine months, respectively, year to year.

Information Management revenue increased 12.1 percent (7 percent adjusted for currency) in the third quarter year to year and gained share. Revenue in the first nine months of 2011 increased 14.5 percent (10 percent adjusted for currency)

year to year. Netezza and data management were two key contributors to the third quarter revenue performance. Netezza offerings continue to be well received in the market, with revenue up 36 percent year to year in the third quarter. Since its introduction in 2009, the Netezza appliance has won over 80 percent of the head-to-head proof of concepts against competition. Managing data also remains a key focus for the company’s clients. A third party recently reported that the company is the market leader in data archiving, master data management and data integration. Both Netezza and data management are key components of the business analytics growth initiative, which delivered double-digit revenue growth again in the third quarter.

Lotus revenue increased 6.3 percent (1 percent adjusted for currency) in the third quarter and 6.6 percent (2 percent adjusted for currency) in the first nine months of 2011, respectively. Growth was driven by strong performance from the Social Business offerings.

Tivoli revenue increased 7.9 percent and 8.4 percent (3 percent and 4 percent adjusted for currency) year over year in the third quarter and first nine months of 2011, respectively. The revenue growth was led by Tivoli Storage Management with growth of 25 percent (19 percent adjusted for currency) in the third quarter and 23 percent (18 percent adjusted for currency) in the first nine months of 2011.

Rational revenue increased 7.2 percent (3 percent adjusted for currency) in the third quarter and increased 5.4 percent (1 percent adjusted for currency) in the first nine months of 2011 compared to the prior year periods and gained share in the third quarter.

Operating systems revenue increased 8.7 percent (4 percent adjusted for currency) in the third quarter and increased 11.1 percent (7 percent adjusted for currency) in the first nine months of 2011, driven primarily by growth in Power Systems.

Other software revenue increased 13.6 percent (10 percent adjusted for currency) in the third quarter of 2011 driven primarily by growth in software-related services. Revenue in the first nine months of 2011 increased 2.0 percent (decreased 1 percent adjusted for currency) with growth in software-related services partially offset by the divestiture of the PLM operations in the first quarter of 2010.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2011	2010*	Change
Software:
External gross profit	$5,123	$4,526	13.2%
External gross profit margin	88.1%	87.9%	0.2	pts.
Pre-tax income	$2,214	$1,978	12.0%
Pre-tax margin	33.4%	33.6%	(0.2	)pts.

* Reclassified to conform with 2011 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2011	2010**	Change
Software:
External gross profit	$15,199	$13,467	12.9%
External gross profit margin	87.9%	87.2%	0.7	pts.
Pre-tax income	$6,260	$6,167	1.5%
Pre-tax margin	31.7%	35.0%	(3.3	)pts.
Pre-tax income — normalized*	$6,299	$5,673	11.0%
Pre-tax margin — normalized	31.9%	32.2%	(0.3	)pts.

*   Excludes $39 million and $98 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, and ($591million) related to the PLM gain in the first quarter of 2010.

** Reclassified to conform with 2011 presentation.

Software gross profit increased 13.2 percent to $5,123 million for the third quarter and 12.9 percent to $15,199 million for the first nine months of 2011. Gross profit margins expanded 0.2 points and 0.7 points in the third quarter and first nine months, respectively, versus the prior year periods.  Software delivered segment pre-tax income of $2,214 million in the third quarter, a growth of 12.0 percent compared to the third quarter of 2010, with a pre-tax margin of 33.4 percent. On a normalized basis, segment pre-tax income for the first nine months of 2011 increased 11.0 percent and segment pre-tax margin declined 0.3 points to 31.9 percent.

Systems and Technology

				Yr. to Yr.
				Percent
(Dollars in millions) For the three months ended September 30:	2011	2010	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$4,482	$4,325	3.6%	0.8%
System z			(4.9)%	(7.2)%
Power Systems			14.7	11.8
System x			1.1	(3.0)
Storage			8.2	4.6
Retail Store Solutions			13.9	10.9
Total Systems			5.5	2.2
Microelectronics OEM			(6.2)	(6.2)

				Yr. to Yr.
				Percent
(Dollars in millions) For the nine months ended September 30:	2011	2010	Yr. to Yr. Percent Change	Change Adjusted for Currency
Systems and Technology external revenue:	$13,182	$11,696	12.7%	9.1%
System z			27.7%	23.2%
Power Systems			15.1	11.3
System x			9.3	4.9
Storage			9.5	5.4
Retail Store Solutions			13.0	9.6
Total Systems			14.1	9.9
Microelectronics OEM			4.6	4.6

Systems and Technology revenue increased 3.6 percent (1 percent adjusted for currency) and 12.7 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2011, respectively, versus the same periods in 2010.  Performance in the third quarter was driven by the growth markets which increased 15.8 percent (12 percent adjusted for currency). This is the 7th consecutive quarter of double-digit revenue growth in the growth markets. On a constant currency basis, the major markets decreased 3 percent in the third quarter, but increased 7 percent in the first nine months, compared to the prior year periods. The growth markets increased 22.2 percent (18 percent adjusted for currency) in the first nine months of 2011 on a year-to-year basis.

System z revenue decreased 4.9 percent and increased 27.7 percent (down 7 percent and up 23 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the third quarter and first nine months of 2010, respectively. MIPS (millions of instructions per second) shipments decreased 11 percent and increased 30 percent in the third quarter and first nine months of 2011 versus the same periods of 2010, respectively. The decline in revenue and MIPS in the third quarter was a result of the strong prior year performance and was consistent with prior mainframe product cycles, as the company successfully launched its zEnterprise 196 server in the third quarter of 2010. Since the z196 server began shipping, the company has added over 80 new System z clients, with more than 30 percent of these in the growth markets.

Power Systems revenue increased 14.7 percent and 15.1 percent (12 percent and 11 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the third quarter and first nine months of 2010, respectively, with performance driven by strong growth in high-end systems. High-end systems revenue increased 46.5 percent (43 percent adjusted for currency) and 32.7 percent (28 percent adjusted for currency) in the third quarter and first nine months of 2011, respectively, compared to the prior year. The company extended its market leadership this quarter, the 14th consecutive quarter of year-to-year share gains. In the third quarter, the company had over 250 competitive displacements resulting in over $225 million of business; approximately 50 percent were from Oracle/Sun and 50 percent from Hewlett Packard.

System x revenue increased 1.1 percent and 9.3 percent (down 3 percent and up 5 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the third quarter and first nine months of 2010, respectively. High-end System x revenue increased 32 percent and 33 percent (27 percent and 27 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the comparable periods of 2010, respectively. In the third quarter, System x revenue increased 21 percent (15 percent adjusted for currency) in the growth markets; the 8th consecutive quarter of double-digit revenue growth.

Storage revenue increased 8.2 percent and 9.5 percent (5 percent and 5 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the comparable periods in 2010, respectively. Total disk revenue increased 8 percent and 11 percent (4 percent and 7 percent adjusted for currency) in the third quarter and the first nine months of 2011 versus the third quarter and first nine months of 2010, respectively, primarily due to double-digit growth in enterprise disk products. Tape revenue increased 12 percent and 6 percent (8 percent and 2 percent adjusted for currency) in the third quarter and the first nine months of 2011, versus the comparable periods of 2010, respectively. When combined with storage software, total storage revenue increased 12 percent in the third quarter compared to the prior year.

Retail Stores Solutions revenue increased 13.9 percent and 13.0 percent (11 percent and 10 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the same periods in 2010, respectively.

Microelectronics OEM revenue decreased 6.2 percent and increased 4.6 percent (down 6 percent and up 5 percent adjusted for currency) in the third quarter and first nine months of 2011 versus the comparable periods of 2010, respectively, as the company shifts its production to meet internal demand.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2011	2010**	Change
Systems and Technology:
External gross profit	$1,784	$1,575	13.3%
External gross profit margin	39.8%	36.4%	3.4	pts.
Pre-tax income	$318	$295	7.8%
Pre-tax margin	6.8%	6.5%	0.3	pts.

			Yr. to Yr. Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2011	2010**	Change
System and Technology:
External gross profit	$5,204	$4,119	26.3%
External gross profit margin	39.5%	35.2%	4.3	pts.
Pre-tax income	$843	$283	197.9%
Pre-tax margin	6.1%	2.3%	3.8	pts.
Pre-tax income — normalized*	$862	$340	153.5%
Pre-tax margin — normalized	6.2%	2.8%	3.5	pts.

*   Excludes $19 million and $57 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively.

** Reclassified to conform with 2011 presentation.

Gross margin increased 3.4 points in the third quarter of 2011 versus the prior year. The increase was driven by margin improvements in Power Systems, System z and System x, partially offset by lower margins in Microelectronics and Storage. Gross margin for the first nine months increased 4.3 points compared to the first nine months of 2010. The increase was driven by revenue mix and margin improvements in Power Systems, System x and System z.

Systems and Technology’s pre-tax income increased $23 million (7.8 percent) to $318 million in the third quarter, and on a normalized basis increased $522 million to $862 million for the first nine months of 2011, when compared to the prior year. Pre-tax margin increased 0.3 points in the third quarter and on a normalized basis 3.5 points in the first nine months, respectively, versus the prior year periods.

Global Financing

See pages 67 to 72 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions) For the three months ended September 30:	2011	2010	Percent Change	Adjusted for Currency
Total Revenue	$26,157	$24,271	7.8%	2.7%
Geographies:	$25,414	$23,465	8.3%	3.1%
Americas	10,934	10,216	7.0	6.0
Europe/Middle East/Africa	7,991	7,354	8.7	0.5
Asia Pacific	6,489	5,895	10.1	1.3

Major markets			5.4%	0.5%
Growth markets			19.3%	12.8%
BRIC countries			17.0%	13.3%

				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted for
For the nine months ended September 30:	2011	2010	Change	Currency
Total Revenue	$77,430	$70,852	9.3%	4.3%
Geographies:	$75,398	$68,825	9.5%	4.4%
Americas	32,438	29,893	8.5	7.3
Europe/Middle East/Africa	24,388	22,349	9.1	1.8
Asia Pacific	18,573	16,583	12.0	2.7

Major markets			6.9%	2.3%
Growth markets			19.9%	12.8%
BRIC countries			22.7%	18.3%

Total geographic revenue increased 8.3 percent (3 percent adjusted for currency) to $25,414 million in the third quarter of 2011 compared to the prior year. Adjusted for currency, revenue performance was again led by the growth markets, with strong performance across all the segments, and North America.

The major markets increased 5.4 percent (flat adjusted for currency) in the third quarter. In North America, the U.S., the company’s largest market, was up 3.9 percent and Canada was up 13.5 percent (7 percent adjusted for currency), driven by continued momentum in Software and strong performance in Power Systems. In Europe, revenue increased in Spain 19.2 percent (9 percent adjusted for currency) and in the U.K. 9.0 percent (5 percent adjusted for currency). This was the 4th and 8th consecutive quarter of constant currency revenue growth in Spain and the U.K, respectively.

Growth markets revenue increased 19.3 percent (13 percent adjusted for currency) in the third quarter and outpaced growth in the major markets by 12 points on a constant currency basis. This is the 5th consecutive quarter of double-digit constant currency revenue growth and share gains in the growth markets. In the BRIC countries, revenue increased 17.0 percent (13 percent adjusted for currency) with double-digit growth in each of the four countries. Overall, in the third quarter, the company had double-digit constant currency revenue growth in 40 growth market countries. Revenue performance in the growth markets was also broad based from a segment perspective. The growth markets led the revenue performance in each segment with strong growth and expected share gains in GTS, GBS, Software and Systems and Technology.

Americas revenue increased 7.0 percent (6 percent adjusted for currency) in the third quarter of 2011. Within the major market countries, the U.S. increased 3.9 percent and Canada increased 13.5 percent (7 percent adjusted for currency). Revenue in the Latin America growth markets increased 20.4 percent (17 percent adjusted for currency) led by growth in Brazil of 16.0 percent (11 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue increased 8.7 percent (flat adjusted for currency) in the third quarter of 2011. In the major market countries, revenue growth was led by the U.K. up 9.0 percent (5 percent adjusted for currency), Spain up 19.2 percent (9 percent adjusted for currency), Germany up 7.0 percent (down 2 percent adjusted for currency) and France up 8.7 percent (flat adjusted for currency). Italy decreased 1.4 percent (10 percent adjusted for currency). The EMEA growth markets increased 13.3 percent (10 percent adjusted for currency) in the third quarter of 2011, led by growth in Russia of 46.4 percent (45 percent adjusted for currency).

Asia Pacific revenue increased 10.1 percent (1 percent adjusted for currency) in the third quarter of 2011. The Asia Pacific growth markets increased 20.3 percent (12 percent adjusted for currency), led by growth in China of 15.5 percent (12 percent adjusted for currency) and India of 13.2 percent (12 percent adjusted for currency). Japan revenue decreased 0.2 percent (10 percent adjusted for currency).

OEM revenue of $743 million in the third quarter of 2011 decreased 7.9 percent (8 percent adjusted for currency) compared to a strong third quarter of 2010.

Total geographic revenue for the first nine months of 2011 increased 9.5 percent (4 percent adjusted for currency) to $75,398 million. The major markets increased 6.9 percent (2 percent adjusted for currency) year to year. The growth markets increased 19.9 percent (13 percent adjusted for currency), driven by double digit growth in Systems and Technology, Software and Global Services, and has contributed over half of the geographic constant currency revenue growth. Total revenue from the growth markets represented approximately 22 percent of the total geographic revenue in the first nine months of 2011, with revenue growth adjusted for currency, approximately 11 points higher than the major markets. Within the BRIC countries, revenue increased 22.7 percent (18 percent adjusted for currency) in the first nine months of 2011 versus the first nine months of 2010 with strong growth in each of the four countries. Within the growth markets, the company continues to expand into new countries and territories, and in the first nine months of 2011, has opened over 80 new branches in these areas.

Americas revenue for the first nine months of 2011 increased 8.5 percent (7 percent adjusted for currency) compared to the same period of 2010. Within the major market countries, U.S. revenue increased 5.5 percent and Canada increased 15.3 percent (9 percent adjusted for currency). Revenue in the Latin America growth markets increased 21.7 percent (17 percent adjusted for currency), led by Brazil with growth of 19.9 percent (13 percent adjusted for currency).

EMEA revenue increased 9.1 percent (2 percent adjusted for currency) in the first nine months of 2011 versus the same period in 2010. The EMEA growth markets in the first nine months of 2011 increased 13.0 percent (9 percent adjusted for currency) year to year, led by growth in Russia of 46.4 percent (45 percent adjusted for currency). Revenue growth in the major market countries was led by the U.K. up 9.8 percent (4 percent adjusted for currency), France up 11.8 percent (4 percent adjusted for currency) and Spain up 12.4 percent (5 percent adjusted for currency).

Asia Pacific revenue increased 12.0 percent (3 percent adjusted for currency) in the first nine months of 2011. Revenue in the growth markets increased 21.0 percent (12 percent adjusted for currency), led by growth in China of 24.4 percent (21 percent adjusted for currency) and India of 15.8 percent (14 percent adjusted for currency). Japan revenue increased 3.7 percent (decreased 7 percent adjusted for currency) year to year in the first nine months of 2011.

OEM revenue of $2,032 million in the first nine months of 2011 increased 0.3 percent (flat adjusted for currency) year to year.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010*	Change
Total consolidated expense and other (income)	$7,146	$6,324	13.0%
Amortization of acquired intangible assets	(71)	(62)	14.4
Acquisition-related charges	(21)	(13)	67.2
Non-operating retirement-related costs/(income)	21	51	(58.3)
Total operating (non-GAAP) expense and other (income)	$7,075	$6,301	12.3%
Total consolidated expense-to-revenue ratio	27.3%	26.1%	1.3	pts.
Operating (non-GAAP) expense-to-revenue ratio	27.0%	26.0%	1.1	pts.

* Reclassified to conform with 2011 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010*	Change
Total consolidated expense and other (income)	$21,687	$19,019	14.0%
Amortization of acquired intangible assets	(217)	(177)	22.3
Acquisition-related charges	(32)	(23)	38.5
Non-operating retirement-related costs/(income)	49	149	(66.9)
Total operating (non-GAAP) expense and other (income)	$21,487	$18,968	13.3%
Total consolidated expense-to-revenue ratio	28.0%	26.8%	1.2	pts.
Operating (non-GAAP) expense-to-revenue ratio	27.8%	26.8%	1.0	pts.

* Reclassified to conform with 2011 presentation.

Total expense and other (income) increased 13.0 percent in the third quarter and 14.0 percent in the first nine months compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 12.3 percent and 13.3 percent compared to the third quarter and first nine months of 2010, respectively. The key drivers of the year-to-year change in total expense and other (income) for both expense presentations were approximately:

For the three and nine months ended September 30, 2011:	Three Months		Nine Months
Currency*	7	pts.	6	pts.
Acquisitions**	3	pts.	4	pts.
Base expense	2	pts.	4	pts.

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010*	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,961	$4,506	10.1%
Advertising and promotional expense	339	337	0.7
Workforce rebalancing charges	22	25	(11.4)
Retirement-related costs	148	120	23.1
Amortization of acquired intangible assets	71	62	14.4
Stock-based compensation	116	118	(1.3)
Bad debt expense	4	(20)	nm
Total consolidated selling, general and administrative expense	$5,662	$5,149	10.0%
Amortization of acquired intangibles assets	(71)	(62)	14.4
Acquisition-related charges	(4)	(13)	(72.7)
Non-operating retirement-related costs/(income)	(0)	20	nm
Operating (non-GAAP) selling, general and administrative expense	$5,587	$5,094	9.7%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010*	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$15,013	$13,390	12.1%
Advertising and promotional expense	1,028	966	6.4
Workforce rebalancing charges	423	601	(29.7)
Retirement-related costs	466	377	23.5
Amortization of acquired intangible assets	217	177	22.3
Stock-based compensation	372	366	1.6
Bad debt expense	(1)	8	nm
Total consolidated selling, general and administrative expense	$17,518	$15,886	10.3%
Amortization of acquired intangibles assets	(217)	(177)	22.3
Acquisition-related charges	(9)	(21)	(55.8)
Non-operating retirement-related costs/(income)	(16)	56	nm
Operating (non-GAAP) selling, general and administrative expense	$17,276	$15,744	9.7%

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Total Selling, general and administrative (SG&A) expense increased 10.0 percent (5 percent adjusted for currency) in the third quarter of 2011 versus the third quarter of 2010. The increase was driven by currency impacts (5 points), acquisition-related spending (3 points) and base expense (2 points). Operating (non-GAAP) SG&A expense increased 9.7 percent (5 percent adjusted for currency) primarily driven by the same factors.

Total SG&A expense increased 10.3 percent (6 percent adjusted for currency) in the first nine months of 2011 versus the first nine months of 2010. The increase was driven by currency impacts (4 points), acquisition-related spending (4 points) and base expense (2 points). Workforce rebalancing charges decreased $179 million due primarily to actions taken by the company in the first quarter of 2010 ($558 million). Bad debt expense increased $24 million in the third quarter and decreased $9 million in the first nine months of 2011. The accounts receivable provision coverage is 1.7 percent at September 30, 2011, a decrease of 50 basis points from the prior year and a decrease of 10 basis points from year-end 2010, reflecting the improving credit environment. Operating (non-GAAP) SG&A expense increased 9.7 percent (5 percent adjusted for currency) in the first nine months versus the prior year.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$253	$567	55.4%
(Gains)/losses on derivative instruments	(107)	(583)	(81.7)
Interest income	(39)	(23)	73.3
Net (gains)/losses from securities and investment assets	5	5	(4.7)
Other	16	(72)	nm
Total consolidated other (income) and expense	$128	$(106)	nm
Acquisition-related charges	(18)	(1)	nm
Operating (non-GAAP) other (income) and expense	$111	$(105)	nm

* Reclassified to conform with 2011 presentation.

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$505	$289	74.9%
(Gains)/losses on derivative instruments	(141)	(257)	(45.2)
Interest income	(105)	(65)	61.3
Net (gains)/losses from securities and investment assets	(222)	22	nm
Other	(14)	(734)	(98.0)
Total consolidated other (income) and expense	$23	$(746)	nm %
Acquisition-related charges	(23)	(2)	nm
Operating (non-GAAP) other (income) and expense	$1	$(747)	nm %

* Reclassified to conform with 2011 presentation.

nm — not meaningful

Other (income) and expense was expense of $128 million and income of $106 million in the third quarter of 2011 and 2010, respectively. The decrease in income of $234 million in the third quarter of 2011 was primarily driven by lower gains on derivative instruments ($476 million) and a 2010 gain related to the disposition of a joint venture ($57 million), reflected in other in the table above, partially offset by lower foreign currency transaction losses ($314 million) due to foreign currency rate volatility year to year.

Other (income) and expense was expense of $23 million and income of $746 million for the first nine months of 2011 and 2010, respectively. The decrease for the first nine months of 2011 was primarily driven by the net gain from the PLM transaction in the first quarter of 2010 ($591 million) reflected in Other in the table above, higher foreign currency transaction losses ($216 million) and lower gains on derivative instruments ($116 million) due to foreign currency rate volatility, partially offset by higher net gains from securities and investment asset sales ($244 million), primarily in the first quarter of 2011.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010*	Change
Total consolidated research, development and engineering	$1,546	$1,464	5.6%
Non-operating retirement-related costs/(income)	22	31	(29.8)
Operating (non-GAAP) research, development and engineering	$1,568	$1,495	4.9%

* Reclassified to conform with 2011 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010*	Change
Total consolidated research, development and engineering	$4,703	$4,448	5.7%
Non-operating retirement-related costs/(income)	65	93	(30.4)
Operating (non-GAAP) research, development and engineering	$4,768	$4,541	5.0%

* Reclassified to conform with 2011 presentation.

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 5.6 percent in the third quarter of 2011 versus the third quarter of 2010 primarily driven by: acquisitions (up 4 points) and currency impacts (up 2 points), partially offset by base expense (down 1 point). RD&E expense increased 5.7 percent for the first nine months of 2011 versus the same period of 2010 primarily driven by: acquisitions (up 5 points) and currency impacts (up 2 points), partially offset by base expense (down 1 point). Operating (non-GAAP) RD&E expense increased 4.9 percent and 5.0 percent in the third quarter and first nine months of 2011, respectively, compared to the prior year primarily driven by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$101	$47	114.1%
Licensing/royalty-based fees	50	80	(37.8)
Custom development income	148	151	(2.4)
Total	$298	$278	7.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$251	$134	87.1%
Licensing/royalty-based fees	163	253	(35.7)
Custom development income	441	449	(1.8)
Total	$855	$836	2.2%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter or first nine months of 2011 and 2010.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010	Change
Interest expense	$107	$95	13.5%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010	Change
Interest expense	$298	$267	11.6%

The increase in interest expense for the third quarter and first nine months of 2011 versus the same periods of 2010 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 71 for additional information regarding Global Financing debt and interest expense. Overall interest expense for the third quarter and first nine months of 2011 was $251 million and $720 million, respectively, an increase of $24 million and $33 million, respectively, year to year.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2011	2010	Change
Retirement-related plans — cost:
Service cost	$139	$137	2.0%
Amortization of prior service cost/(credits)	(40)	(46)	(13.8)
Cost of defined contribution plans	374	347	7.6
Total operating costs	$473	$438	8.1%
Interest cost	$1, 157	$1,186	(2.5)%
Expected return on plan assets	(1,654)	(1,616)	2.4
Recognized actuarial losses	448	298	50.5
Plan amendments/curtailments/settlements	(0)	1	nm
Multiemployer plan/other costs	21	27	(22.4)
Total non-operating costs/(income)	$(29)	$(104)	(72.5)
Total retirement-related plans — cost	$444	$333	33.3%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2011	2010	Change
Retirement-related plans — cost:
Service cost	$418	$409	2.2%
Amortization of prior service cost/(credits)	(117)	(135)	(13.3)
Cost of defined contribution plans	1,156	1,080	7.0
Total operating costs	$1,456	$1,354	7.6%
Interest cost	$3,461	$3,560	(2.8)%
Expected return on plan assets	(4,945)	(4,847)	2.0
Recognized actuarial losses	1,351	888	52.1
Plan amendments/curtailments/settlements	1	27	(98.1)
Multiemployer plan/other costs	95	79	20.0
Total non-operating costs/(income)	$(37)	$(293)	(84.7)
Total retirement-related plans — cost	$1,419	$1,061	33.8%

nm — not meaningful

In the third quarter, total retirement-related plans cost increased by $111 million compared to the third quarter of 2010, primarily driven by an increase in recognized actuarial losses of $150 million. Total cost for the first nine months of 2011 increased $359 million versus the first nine months of 2010, primarily driven by an increase in recognized actuarial losses of $463 million, partially offset by lower interest cost of $99 million and increased expected return on plan assets of $97 million.

As discussed in the “Snapshot” on pages 37 and 38, the company has begun to characterize certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter were $473 million, an increase of $35 million compared to the third quarter of 2010, primarily driven by a $26 million increase in defined contribution plan costs. Non-operating costs of $(29) million increased $76 million in the third quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($150 million), partially offset by increased expected return on plan assets ($38 million) and lower interest cost ($30 million). For the first nine months of 2011, operating retirement-related costs were $1,456 million, an increase of $103 million compared to the first nine months of 2010. This increase was driven by a $76 million increase in the cost of defined contribution plans and decreased amortization of prior service cost credits ($18 million). Non-operating costs of $(37) million increased $256 million in the first nine months compared to the prior year driven primarily by an increase in recognized actuarial losses of $463 million, partially offset by lower interest cost ($99 million) and an increase in the expected return on plan assets ($97 million).

See Note 10, “Retirement-Related Benefits” on pages 28 to 30 for additional plan cost detail.

The company expects 2011 pre-tax retirement-related plan cost to be approximately $1.9 billion, an increase of approximately $500 million compared to 2010. This estimate reflects current pension plan assumptions at December 31, 2010. Within total retirement-related plan cost, operating retirement-related plans cost is expected to be approximately $1.9 billion, an increase of approximately $100 million versus 2010. Non-operating retirement-related plan cost is expected to be approximately zero versus income of $0.4 billion in 2010. See the company’s 2010 Annual Report, note U, “Retirement-Related Benefits,” on pages 112 to 126 for additional information.

Taxes

The effective tax rate for the third quarter of 2011 was 23.6 percent compared to an effective tax rate of 23.3 percent for the third quarter of 2010. The effective tax rates for the first nine months of 2011 and 2010 were 24.5 percent and 25.0 percent, respectively. The operating (non-GAAP) tax rate for the third quarter of 2011 was 23.6 percent compared to 23.0 percent for the third quarter of 2010. The operating (non-GAAP) tax rates for the first nine months of 2011 and 2010 were 24.5 percent and 24.8 percent, respectively.

During the second quarter of 2011, the company reached agreement with the Internal Revenue Service (IRS) related to the valuation of certain intellectual property within the 2004-2005 and 2006-2007 audit periods. The agreement resolved all open matters for the period 2004 through 2007 with the IRS.  The resolution resulted in a net reduction of the second-quarter tax provision of $173 million. This benefit was predominantly offset by a one-time tax cost associated with the intercompany transfer of certain intellectual property in the second quarter. In addition, during the second quarter, the company completed the integration of a number of acquired companies. These integrations resulted in a second quarter tax charge of approximately $250 million that was offset by the release of a prior year tax liability associated with certain of the acquired companies.

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

The amount of unrecognized tax benefits at December 31, 2010 increased by $107 million for the first nine months of 2011 to $5,400 million. The amount of unrecognized tax benefits increased by $104 million during the third quarter of 2011.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $4,908 million at September 30, 2011.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,555 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The first court hearing was held in September 2011 with a second hearing scheduled for early 2012.

In October, the IRS commenced its audit of the company’s U.S. tax returns for 2008 through 2010.

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2011	2010	Change
Consolidated earnings per share:
Assuming dilution	$3.19	$2.82	13.1%
Basic	$3.23	$2.86	12.9%
Diluted operating (non-GAAP) earnings per share	$3.28	$2.85	15.1%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,204.9	1,272.8	(5.3)%
Basic	1,188.6	1,255.2	(5.3)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2011	2010	Change
Consolidated earnings per share:
Assuming dilution	$8.48	$7.38	14.9%
Basic	$8.60	$7.49	14.8%
Diluted operating (non-GAAP) earnings per share	$8.77	$7.45	17.7%

Weighted-average shares outstanding: (in millions)
Assuming dilution	1,222.1	1,297.0	(5.8)%
Basic	1,205.2	1,278.3	(5.7)%

Actual shares outstanding at September 30, 2011 were 1,178.6 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2011 was 67.9 million and 74.9 million lower, respectively, than the same periods in 2010, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At September 30, 2011, the company’s balance sheet and liquidity positions remain strong. Cash on hand at quarter end was $11,303 million. Total debt of $30,160 million increased $1,536 million from prior year-end levels. The commercial paper balance at September 30, 2011 was $1,150 million, essentially flat compared to $1,144 million at year end. The company continues to have substantial flexibility in the market. In the first nine months, the company generated $12,750 million in cash from operations, essentially flat compared to the first nine months of 2010 (see cash flow analysis on page 62). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 4 and 5 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 68, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2011	2010
Current assets	$45,373	$48,116
Current liabilities	36,028	40,562
Working capital	$9,345	$7,554

Current ratio	1.26:1	1.19:1

Working capital increased $1,791 million from the year-end 2010 position. The key changes are described below:

Current assets decreased $2,743 million ($2,218 million adjusted for currency), due to:

•                  A decline of $3,237 million ($3,158 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances, and

•                  A decline of $990 million in marketable securities primarily due to sales of securities during the first nine months of 2011, partially offset by

•                  An increase of $946 million ($1,038 million adjusted for currency) in prepaid expenses and other current assets primarily due to

•                  An increase of $390 million in collateral received related to derivatives primarily as a result of changes in foreign currency rates and interest rates; and

•                  An increase of $556 million in various prepaid expenses (taxes, maintenance, insurance, deposits).

•                  An increase of $643 million ($973 million adjusted for currency) in cash and cash equivalents (see cash flow analysis on page 62).

Current liabilities decreased $4,534 million ($4,441 million adjusted for currency), as a result of:

•                  A decrease of $1,856 million in taxes payable primarily due to tax payments in the U.S. and Japan in the first nine months of 2011; and

•                  A decrease in short-term debt of $707 million primarily driven by:

•                  Payments of $5,594 million; partially offset by

•                  New debt issuances of $3,378 million; and

•                  Reclasses of $1,300 million from long-term to short-term debt to reflect maturity dates; and

•                  A decrease in accounts payable of $711 million reflecting declines from typically higher year-end balances; and

•                  A decrease in other accrued expenses and liabilities of $730 million ($575 million adjusted for currency) primarily due to derivatives as a result of changes in foreign currency rates.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 6, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2011	2010
Net cash provided by/(used in) operations:
Operating activities	$12,750	$12,754
Investing activities	(891)	(4,425)
Financing activities	(10,886)	(10,569)
Effect of exchange rate changes on cash and cash equivalents	(330)	(83)
Net change in cash and cash equivalents	$643	$(2,324)

Net cash from operating activities was essentially flat as compared to the first nine months of 2010 driven by the following key factors:

•                  A decrease in cash provided by operating assets and liabilities of $1,266 million due to:

•                  Higher net tax payments of  approximately $1,000 million during the first nine months of 2011 compared to 2010; and

•                  A decrease in vendor payables of $319 million; partially offset by

•                  A decrease in cash used for workforce rebalancing activities of $281 million during the first nine months of 2011 compared to 2010; and

•                  A decrease in cash used related to retirement-related plans of $158 million, primarily driven by lower non-U.S. funding in 2011 compared to 2010.

•      Improved net income of $790 million.

Net cash used in investing activities decreased $3,534 million driven by:

•                  A decrease of $2,770 million in cash used for acquisitions; and

•                  A net benefit of $518 million from purchases and sales of marketable securities and other investments, due to asset sales in the first quarter and securities sales in the second and third quarters.

Net cash used in financing activities increased $316 million as a result of:

•                  A net increase of $287 million in cash used for common stock transactions; and

•                  An increase in dividends paid of $224 million in the first nine months of 2011 compared to 2010; partially offset by

•                  Higher net cash proceeds from debt issuances of $1,142 million as compared to $948 million in 2010.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2011	2010
Noncurrent assets	$64,785	$65,335
Long-term debt	24,089	21,846
Noncurrent liabilities (excluding debt)	27,664	27,871

The decrease in noncurrent assets of $551 million (an increase of $7 million adjusted for currency) was driven by:

•                  A decrease of $719 million ($650 million adjusted for currency) in long-term financing receivables driven by maturities exceeding originations; and

•                  A decrease of $651 million in noncurrent deferred taxes ($683 million adjusted for currency) primarily driven by retirement related activity; and

•                  A decrease of $455 million in intangible assets due to amortization during the first nine months of 2011; and

•                  A decrease of $356 million ($266 million adjusted for currency) in investments and sundry assets driven by asset sales during the first quarter; and

•                  A decrease of $223 million in goodwill due to currency; and

•                  A decrease of $209 million ($135 million adjusted for currency) in plant, rental machines, and other property (net) due to depreciation during the first nine months of 2011; partially offset by

•                  An increase of $2,063 million ($2,144 million adjusted for currency) in prepaid pension assets primarily in the U.S.

Long-term debt increased by $2,242 million due to new debt issuances of $3,274 million, partially offset by reclasses of $1,300 million to short-term debt as certain instruments approach maturity.

Other noncurrent liabilities, excluding debt, decreased $207 million ($293 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $603 million ($662 million adjusted for currency) primarily driven by contributions to non-U.S. plans; and

•                  An increase of $428 million ($389 million adjusted for currency) in other noncurrent liabilities primarily due to an increase in tax related liabilities.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2011	2010
Total company debt	$30,160	$28,624
Total Global Financing segment debt	$22,787	$22,823
Debt to support external clients	19,389	19,583
Debt to support internal clients	3,398	3,240

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

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 27.8 percent at September 30, 2011 compared to 22.6 percent at December 31, 2010. The increase was primarily driven by an increase in non-Global Financing debt of $1,572 million and by a decrease in non-Global Financing equity of $758 million from December 31, 2010 balances.

Consolidated debt-to-capitalization ratio at September 30, 2011 was 57.4 percent versus 55.3 percent at December 31, 2010.

Equity

Total equity decreased by $795 million from December 31, 2010 as a result of an increase in treasury stock of $11,273 million, driven by common stock repurchases in the first nine months of 2011, partially offset by an increase in retained earnings of $7,734 million, an increase of $2,139 million in common stock and lower accumulated comprehensive losses of $645 million.

Looking Forward

In the first three quarters of 2011, the company delivered solid financial results with revenue growth of 9.3 percent (4 percent adjusted for currency) and earnings per share growth of 14.9 percent. In addition, the company has generated $12.7 billion in cash flow from operations and returned $14 billion to its shareholders.  In October, the company increased its expectations for full year performance for the third time since the beginning of the year. Overall, the company’s performance is a good start toward its 2015 roadmap.

In May 2010, the company met with investors and introduced a new road map for earnings per share in 2015. The objective of the company’s new road map for growth is to achieve at least $20 of operating (non-GAAP) earnings per diluted share in 2015. Consistent with the company’s prior road map, the company has identified the major drivers of financial performance: revenue growth, margin expansion and common stock share repurchase. The revenue growth will come from a combination of base revenue growth, a mix to faster growing businesses and from acquisitions closed between 2010 and 2015. The contribution from margin expansion will be driven by the shift to higher margin businesses and enterprise productivity. The company will also continue to return value to its shareholders, with approximately $50 billion of share repurchase and $20 billion of dividends during the road map period. Overall, the company expects fairly balanced contribution from revenue growth, margin expansion and share repurchase. The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In January 2011, the company disclosed that it is expecting GAAP earnings of at least $12.56 and operating (non-GAAP) earnings of at least $13.00 per diluted share for the full year 2011. In April 2011, the company increased its expectation for GAAP earnings per diluted share to at least $12.73 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.15 for the full year. In July 2011, the company increased its expectation for GAAP earnings per diluted share to at least $12.87 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.25 for the full year. In October 2011, the company again increased its expectation for GAAP earnings per diluted share to at least $12.95 and its expectation for operating (non-GAAP) earnings per diluted share to at least $13.35 for the full year. The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.42 per share and non-operating retirement-related costs/(income) of ($0.02) per share. This revised expectation results in an increase year to year of 12 percent in GAAP earnings per share and an increase of 14 percent year to year in operating (non-GAAP) earnings per share.

In the fourth quarter, the company expects Global Technology Services to deliver similar performance compared to the third quarter, and Global Business Services to improve its revenue performance compared to the third quarter with a constant currency revenue growth rate in the low to mid-single digits. Software had a very strong third quarter and first nine months of 2011. The Software business has a strong opportunity pipeline entering the fourth quarter, and the company expects Software to deliver a similarly strong performance in the fourth quarter compared to the third quarter. In addition, the company will continue to expand the Software business both organically and through acquisitions, with a focus on higher growth segments such as Smarter Commerce, Business Analytics and Security. The company closed on the acquisitions of i2 and Algorithmics in October and expects to close on the acquisition of Q1 Labs in the fourth quarter of 2011. The Systems and Technology business delivered solid performance in the first three quarters of 2011. The company expects a solid fourth quarter from Systems and Technology in terms of revenue and profit contribution, but the business will face a very tough compare versus a strong fourth quarter of 2010 in which revenue increased 22 percent at constant currency. Also, in the fourth quarter, the company expects to close on the acquisition of Platform Computing.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At September 30, 2011, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2010. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2010 IBM Annual Report in Note L, “Derivative Financial Instruments,” on pages 96 through 101.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period.  References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Based on the currency rate movements in the first nine months of 2011, total revenue increased 9.3 percent as reported and 4.3 percent at constant currency versus the first nine months of 2010. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of $520 million in the first nine months of 2011. The same mathematical exercise resulted in a $40 million decrease in the first nine months of 2010. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout the first nine months of 2011. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2009 and 2010 revenue, respectively).  See the company’s 2010 Annual Report, “Currency Rate Fluctuations,” on page 53 for additional information.

Liquidity and Capital Resources

In the company’s 2010 Annual Report, on pages 47 through 49, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 47 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2011, those amounts are $12.7 billion for net cash from operating activities, $11.3 billion of cash and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2011 appear in the table on page 66 and remain unchanged from December 31, 2010. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments there under in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2011, the fair value of those instruments that were in a liability position was $560 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position liquidity.

	STANDARD AND POOR’S	MOODY’S INVESTORS SERVICE	FITCH RATINGS
Senior long-term debt	A+	Aa3	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 48 of the 2010 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 6 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 62. The following is management’s view of cash flows for the first nine months of 2011 and 2010 prepared in a manner consistent with the table and description on pages 48 and 49 of the 2010 Annual Report:

(Dollars in millions) For the nine months ended September 30:	2011	2010
Net cash from operating activities per GAAP:	$12,750	$12,754
Less: the change in Global Financing receivables	2,110	2,257
Net cash from operating activities, excluding
Global Financing receivables	10,640	10,497
Capital expenditures, net	(3,000)	(2,881)
Free cash flow (excluding Global Financing receivables)	7,640	7,616
Acquisitions	(223)	(2,993)
Divestitures	4	—
Share repurchase	(11,465)	(11,774)
Dividends	(2,593)	(2,369)
Non-Global Financing debt	1,093	1,534
Other (includes Global Financing receivables and Global Financing debt)	5,196	5,099
Change in cash, cash equivalents and short-term marketable securities	$(348)	$(2,887)

Free cash flow for the first nine months of 2011 increased $24 million versus the first nine months of 2010; excluding the impact of higher net income tax settlement payments in the first quarter of 2011 compared to the prior year, free cash flow would have increased year to year by approximately $800 million. Also, in the first nine months of 2011, $14,058 million was returned to shareholders through share repurchases and dividends.

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

The company’s U.S. cash flows continue to be sufficient to fund its current domestic operations and obligations, including investing and financing activities such as dividends and debt service. The company’s U.S. operations generate substantial cash flows, and, in those circumstances where the company has additional cash requirements in the U.S., the company has several liquidity options available. These options include the ability to borrow funds at reasonable interest rates, utilizing its committed global credit facility, repatriating high-taxed foreign earnings and calling intercompany loans that are in place with certain foreign subsidiaries.

The company does earn a significant amount of its pre-tax income outside the U.S. The company’s policy is to indefinitely reinvest the earnings of its foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The company periodically repatriates a portion of these earnings to the extent that it does not incur an additional U.S tax liability. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. While the company currently does not have a need to repatriate funds held by its foreign subsidiaries, if these funds are needed for operations and obligations in the U.S., the company could elect to repatriate these funds which could result in a reassessment of the company’s policy and increased tax expense.

Global Financing

Global Financing is a reportable segment that is measured as a standalone entity. Global Financing facilitates clients’ acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010*	2011	2010*
External revenue	$520	$529	$1,555	$1,610
Internal revenue	480	432	1,524	1,267
Total revenue	999	961	3,078	2,877
Total cost	362	338	1,081	1,014
Gross profit	$637	$623	$1,997	$1,862
Gross profit margin	63.8%	64.8%	64.9%	64.7%
Pre-tax income	$481	$502	$1,497	$1,391
After-tax income**	$321	$329	$996	$918
Return on equity**	39.2%	43.0%	40.3%	39.3%

*   Reclassified to conform with 2011 presentation.

** See page 72 for the details of the after-tax income and the return on equity calculation.

The increase in revenue in the third quarter, as compared to the same period in 2010, was due to:

•                  Growth in internal revenue of 10.9 percent, driven by an increase in used equipment sales (up 16.1 percent to $340 million) primarily to Global Technology Services; partially offset by

•                  A decline in external revenue of 1.7 percent (6 percent adjusted for currency), due to a decrease in used equipment sales (down 17.9 percent to $118 million), partially offset by an increase in financing revenue (up 4.4 percent to $401 million).

The increase in revenue in the first nine months, as compared to the same period in 2010, was due to:

•                  Growth in internal revenue of 20.3 percent, driven by increases in used equipment sales (up 29.8 percent to $1,098 million) primarily to Global Technology Services and in financing revenue (up 1.1 percent to $425 million); partially offset by

•                  A decline in external revenue of 3.4 percent (8 percent adjusted for currency), due to a decrease in used equipment sales (down 20.0 percent to $340 million), partially offset by an increase in financing revenue (up 2.5 percent to $1,214 million).

The increases in financing revenue in the third quarter and first nine months of 2011, compared to the same periods in 2010, were due to higher average asset balances.

Gross profit increased 2.3 percent in the third quarter of 2011 compared to the same period in 2010 due to an increase in financing gross profit, partially offset by a decrease in used equipment sales gross profit. Gross profit margin decreased 1.1 points due to a decrease in used equipment sales margins, partially offset by an increase in financing margins.  Gross profit increased 7.2 percent in the first nine months of 2011 compared to the same period in 2010 due to increases in used equipment sales gross profit and financing gross profit.  Gross profit margin increased 0.1 points due to an improvement in financing and used equipment sales margins, partially offset by a shift in mix toward lower margin used equipment sales.

Pre-tax income decreased 4.0 percent to $481 million in the third quarter of 2011 versus the same period in 2010. The decrease was primarily driven by higher financing receivables provisions of $34 million, partially offset by the increase in gross profit of $14 million. The increase in financing receivables provisions was primarily driven by the change in specific reserve requirements. Pre-tax income increased 7.6 percent to $1,497 million in the first nine months of 2011 versus the same period in 2010. The increase was driven by the increase in gross profit of $135 million, partially offset by an increase in total expenses of $29 million.  Normalizing for $2 million of workforce rebalancing charges in the first quarter of 2011 and 2010, respectively, pre-tax income increased 7.6 percent for the first nine months of 2011 versus the prior year period.

Pre-tax margins of 48.2 percent and 48.6 percent, decreased 4.0 points and increased 0.3 points, versus the third quarter and first nine months of 2010, respectively. Pre-tax margins on a normalized basis were 48.7 percent and 48.4 percent for the first nine months of 2011 and 2010, respectively.

The decrease in return on equity for the third quarter of 2011 compared to the same period in 2010 was driven by lower after-tax income and a higher average equity balance. The increase in return on equity for the first nine months of 2011 compared to the same period in 2010 was driven by higher after-tax income.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$1,292	$1,353
Net investment in sales-type and direct financing leases	8,993	9,370
Equipment under operating leases:
External clients (a)	1,665	1,827
Internal clients (b) (c)	277	500
Client loans	9,948	10,630
Total client financing assets	20,883	22,326
Commercial financing receivables	5,064	6,819
Intercompany financing receivables(b) (c)	4,271	4,204
Other receivables	304	321
Other assets	868	790
Total assets	$32,682	$35,813

Intercompany payables(b)	$3,705	$6,717
Debt(d)	22,787	22,823
Other liabilities	2,970	3,016
Total liabilities	29,462	32,557
Total equity	3,219	3,256
Total liabilities and equity	$32,682	$35,813

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

At September 30, 2011, substantially all financing assets are IT related assets, and approximately 65 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010

Client financing:
External	$2,870	$2,684	$9,304	$7,660
Internal	0	52	0	116
Commercial financing	8,285	7,855	24,336	22,089
Total	$11,156	$10,592	$33,641	$29,865

Cash collections of both commercial and client financing assets exceeded new financing originations, which resulted in a net decline in financing assets in the third quarter of 2011 from June 30, 2011.  Cash collections of both commercial and client financing assets also exceeded new financing originations in the first nine months of 2011, which resulted in a net decline in financing assets from December 31, 2010. The increase in originations in both periods in the table above was due to improving volumes in client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At September 30,	At December 31,
(Dollars in millions)	2011	2010

Gross financing receivables	$23,608	$26,565
Specific allowance for credit losses	234	305
Unallocated allowance for credit losses	69	96
Total allowance for credit losses	303	401
Net financing receivables	$23,304	$26,164
Allowance for credit losses coverage rate	1.3%	1.5%

Roll-Forward of Financing Receivables Allowance for Credit Losses (includes current and noncurrent financing receivables)

		Additions/
		(Reductions)
(Dollars in millions)	Allowance	Bad Debt		September 30,
January 1, 2011	Used *	Expense	Other**	2011
$401	$(71)	$(25)	$(2)	$303

*   Represents reserved receivables, net of recoveries, which were disposed of during the period.

** Primarily represents translation adjustments.

Global Financing receivables reserve coverage decreased from 1.5 percent at December 31, 2010 to 1.3 percent at September 30, 2011, primarily due to the disposition of receivables previously reserved.  Specific reserves decreased 23 percent from $305 million at December 31, 2010 to $234 million at September 30, 2011.  Unallocated reserves decreased $27 million from $96 million at December 31, 2010 to $69 million at September 30, 2011 primarily due to the decline in gross financing receivables.

Global Financing’s bad debt expense was a decrease of $25 million for the nine months ended September 30, 2011 and September 30, 2010.  In the third quarter of 2011, compared to the third quarter of 2010, bad debt expense increased $34 million. The increase in bad debt expense was attributed to the change in specific reserve requirements.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 45.8 percent and 46.8 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2011 and 45.5 percent and 44.2 percent in the third quarter and first nine months, respectively, of 2010.  The gross profit margins on these sales were 52.0 percent and 54.8 percent in the third quarter of 2011 and 2010, respectively. The decrease was primarily driven by lower external sales margins. The gross profit margins were 54.4 percent and 53.8 percent for the first nine months of 2011 and 2010, respectively.  The increase was driven by a shift in mix toward higher margin internal sales, partially offset by decreases in both external and internal sales margins.

The following table presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2011 and September 30, 2011. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2011 is expected to be returned to the company. In addition to the unguaranteed residual value below, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products.These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.  The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees for sales-type leases were $125 million and $141 million for the financing transactions originated during the quarters ended September 30, 2011 and September 30, 2010, respectively, and $561 million and $356 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. The aggregate guaranteed future values at the scheduled end of lease were $9 million and $8 million for the financing transactions originated during the quarters ended September 30, 2011 and September 30, 2010, respectively, and $28 million and $20 million for the financing transactions originated during the nine months ended September 30, 2011 and September 30, 2010, respectively. The cost of guarantees was $0.9 million and $0.8 million for the quarters ended September 30, 2011 and September 30, 2010, respectively and $2.8 million and $2.0 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Unguaranteed Residual Value

	At	At September	Estimated Run Out of September 30, 2011 Balance
	January 1,	30,				2014 and
(Dollars in millions)	2011	2011	2011	2012	2013	Beyond
Sales-type and direct financing leases	$871	$738	$55	$196	$194	$294
Operating leases	328	301	60	93	90	58
Total unguaranteed residual value	$1,199	$1,039	$115	$289	$284	$352

Related original amount financed	$20,412	$18,749
Percentage	5.9%	5.5%

Debt

	At September 30,		At December 31,
	2011		2010
Debt-to-equity ratio	7.1	x	7.0	x

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

Global Financing provides funding predominantly for the company’s external clients assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a standalone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 67 and in Segment Information on pages 24 to 26.

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

(Dollars in Millions)	At September 30, 2011		At December 31, 2010
Global Financing Segment		$22,787		$22,823
Debt to support external clients	$19,389		$19,583
Debt to support internal clients	3,398		3,240

Non-Global Financing Segments		7,373		5,801
Debt supporting operations	10,771		9,041
Intercompany activity	(3,398)		(3,240)
Total company debt		$30,160		$28,624

Liquidity and Capital Resources

Global Financing is a segment of the company and therefore, is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Numerator :
Global Financing after tax income*	$321	$329	$996	$918
Annualized after tax income (A)	$1,284	$1,314	$1,328	$1,224
Denominator :
Average Global Financing equity (B)**	$3,276	$3,054	$3,295	$3,117
Global Financing Return on Equity(A)/(B)	39.2%	43.0%	40.3%	39.3%

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

(Dollars in millions except per share amounts) For the three months ended September 30, 2011	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$12,173	$87		$(7)		$12,253
Gross profit margin	46.5%	0.3	pts.	0.0	pts.	46.8%
S,G&A	$5,662	$(75)		$(0)		$5,587
R,D&E	1,546	0		22		1,568
Other (income) and expense	128	(18)		0		111
Total expense and other (income)	7,146	(92)		21		7,075
Pre-tax income	5,027	180		(29)		5,178
Pre-tax income margin	19.2%	0.7	pts.	(0.1	)pts.	19.8%
Provision for income taxes	$1,188	$47		$(11)		$1,224
Effective tax rate	23.6%	0.1	pts.	(0.1	)pts.	23.6%
Net income	$3,839	$133		$(17)		$3,954
Net income margin	14.7%	0.5	pts.	(0.1	)pts.	15.1%
Diluted earnings per share	$3.19	$0.11		$(0.1)		$3.28

(Dollars in millions except per share amounts) For the three months ended September 30, 2010	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$11,001	$65		$(53)		$11,013
Gross profit margin	45.3%	0.3	pts.	(0.2	)pts.	45.4%
S,G&A	$5,149	$(76)		$20		$5,094
R,D&E	1,464	0		31		1,495
Other (income) and expense	(106)	1		0		(105)
Total expense and other (income)	6,324	(75)		51		6,301
Pre-tax income	4,677	139		(104)		4,712
Pre-tax income margin	19.3%	0.6	pts.	(0.4	)pts.	19.4%
Provision for income taxes	$1,088	$34		$(38)		$1,084
Effective tax rate	23.3%	0.0	pts.	(0.3	)pts.	23.0%
Net income	$3,589	$105		$(66)		$3,628
Net income margin	14.8%	0.4	pts.	(0.3	)pts.	14.9%
Diluted earnings per share	$2.82	$0.08		$(0.05)		$2.85

(Dollars in millions except per share amounts) For the nine months ended September 30, 2011	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$35,416	$259		$12		$35,687
Gross profit margin	45.7%	0.3	pts.	0.0	pts.	46.1%
S,G&A	$17,518	$(226)		$(16)		$17,276
R,D&E	4,703	0		65		4,768
Other (income) and expense	23	(23)		0		1
Total expense and other (income)	21,687	(249)		49		21,487
Pre-tax income	13,729	508		(37)		14,200
Pre-tax income margin	17.7%	0.7	pts.	(0.0	)pts.	18.3%
Provision for income taxes	$3,364	$132		$(17)		$3,479
Effective tax rate	24.5%	0.1	pts.	(0.1	)pts.	24.5%
Net income	$10,365	$376		$(20)		$10,721
Net income margin	13.4%	0.5	pts.	0.0	pts.	13.8%
Diluted earnings per share	$8.48	$0.31		$(0.02)		$8.77

(Dollars in millions except per share amounts) For the nine months ended September 30, 2010	GAAP	Acquisition-related adjustments		Retirement-related adjustments		Operating (Non-GAAP)
Gross profit	$31,787	$178		$(144)		$31,820
Gross profit margin	44.9%	0.3	pts.	(0.2	)pts.	44.9%
S,G&A	$15,886	$(199)		$56		$15,744
R,D&E	4,448	0		93		4,541
Other (income) and expense	(746)	(2)		0		(747)
Total expense and other (income)	19,019	(200)		149		18,968
Pre-tax income	12,767	378		(293)		12,853
Pre-tax income margin	18.0%	0.5	pts.	(0.4	)pts.	18.1%
Provision for income taxes	$3,192	$106		$(114)		$3,184
Effective tax rate	25.0%	0.1	pts.	(0.3	)pts.	24.8%
Net income	$9,576	$272		$(179)		$9,669
Net income margin	13.5%	0.4	pts.	(0.3	)pts.	13.6%
Diluted earnings per share	$7.38	$0.21		$(0.14)		$7.45

The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 14, “Contingencies,” on pages 32 to 35 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2011.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(*)

July 1, 2011 — July 31, 2011	7,313,575	$178.81	7,313,575	$7,345,298,366

August 1, 2011 — August 31, 2011	6,526,717	$169.17	6,526,717	$6,241,156,979

September 1, 2011 — September 30, 2011	5,950,642	$170.12	5,950,642	$5,228,860,366

Total	19,790,934	$173.02	19,790,934

* On October 26, 2010 and April 26, 2011, the Board of Directors authorized $10.0 billion and $8.0 billion, respectively, in funds for use in the company’s common stock repurchase program. The October 26, 2010 authorization was fully utilized in July 2011. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Consolidated Statement of Financial Position at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 25, 2011
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller