Form 10-K
period 2011-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2012-02-28
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2011

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2012	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,158,661,712	New York Stock Exchange
Chicago Stock Exchange
6.625% Notes due 2014		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐
Smaller reporting company ☐		(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $204.8 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2011 into Parts I, II and IV of Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012 are incorporated by reference into Part III of Form 10-K.

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

STRATEGY

        Despite the volatility of the information technology (IT) industry over the past decade, IBM has consistently delivered excellent performance, with a steady track record of sustained earnings per share growth. The company has shifted its business mix, exiting certain segments while increasing its presence in higher-value areas such as services, software and integrated solutions. As part of this shift, the company has acquired over 120 companies since 2000, complementing and scaling its portfolio of products and offerings.

        IBM's clear strategy has enabled steady results in core business areas, while expanding its offerings and addressable markets. The key tenets of this strategy are:

  •
  Deliver value to enterprise clients through integrated business and IT innovation;

  •
  Shift the business mix to higher-value areas; and

  •
  Become the premier globally integrated enterprise

        These priorities reflect a broad shift in client spending toward integrated solutions, as companies seek higher levels of business value from their IT investments. IBM has been able to deliver this enhanced client value thanks to its industry expertise, understanding of clients' businesses and the breadth and depth of the company's capabilities.

        Consistent with this strategy IBM is leveraging its capabilities to build and expand strong positions in targeted growth areas. IBM's growth initiatives include Smarter Planet, Growth Markets, Business Analytics and Optimization and Cloud Computing. Each initiative represents a significant growth opportunity with attractive profit margins for IBM.

Smarter Planet

        Smarter Planet is IBM's vision of a technology-enabled world that is more instrumented, interconnected, and intelligent than ever before, enabling people and organizations to tackle significant business and societal challenges. At the heart of this vision is the opportunity for meaningful innovation—exploring and extending the boundaries of businesses, industries and communities. It's about helping the company's clients become better at what they do for their clients. IBM's strategy is to accelerate progress towards a "smarter planet" by equipping its clients with the advanced, integrated capabilities that they will need to thrive in this exciting new world that is unfolding before us—capabilities such as business analytics, business process management, social business and cloud computing.

        Over the past year, IBM has steadily deepened its commitment to understanding and delivering on the promise of a smarter planet for its line of business and IT clients across a broad range of industries. An industry-based approach is central to the strategy, since every industry confronts a distinct set of challenges and opportunities in today's constantly transforming world. Whether "smarter" means helping a hospital group to deliver improved healthcare, a local government to ease traffic congestion, or a retail chain to execute a successful cross-channel campaign, IBM is aggressively developing and investing in a portfolio of industry solutions that will help these clients achieve their goals.

        Two recently announced initiatives that are already driving significant value illustrate IBM's deep commitment to building a smarter planet: Smarter Commerce and Smarter Cities. IBM's Smarter Commerce model integrates and transforms how companies manage and adapt their buy, market, sell and service processes, placing the customer squarely at the center of their business. IBM's Smarter Cities initiative enables local governments to make smarter decisions, anticipate issues and coordinate resources more effectively, and deliver citizen-centric services that underpin sustainable economic growth.

Growth Markets

        The company has benefited from its investments over the past several years in growth markets. The focus now is on geographic expansion of IBM's presence; on selected industries of the highest impact and opportunity; on countries' build-out of infrastructure aligned with their national agendas; and on creating markets and new business models to serve the different requirements that exist in these emerging countries. The company's efforts in developing new growth markets within the African continent is a good example of this focus. Many of these initiatives are leading edge, both in technologies and business models and are delivering both increased revenue and margin expansion.

        In order to support this growth, IBM is continuing to invest significantly in these markets to expand capacity, to develop talent and to deepen its research and development (R&D) capabilities on the ground. At the same time, IBM continues to leverage talent across growth markets under its globally integrated enterprise model to the benefit of both its clients and the company globally.

Business Analytics and Optimization

        Business Analytics and Optimization is core to achieving a Smarter Planet, helping leaders of this new information-centric and insight-driven world make better and faster business decisions. As the proliferation of "big data" continues from both structured and unstructured sources, IBM is helping organizations leverage analytics in new ways to address market uncertainty, complexity and volatility. These capabilities allow decision makers to identify patterns and gain deeper insights in a way that is unimaginable by other means. These insights give organizations the ability to anticipate and shape better outcomes so they can grow, retain and satisfy customers. They can now dynamically plan, forecast and align resources and manage risk, reduce fraud and ensure compliance. They can also leverage analytics to increase operational efficiency and agility.

        IBM's approach is to ensure customers have complete end-to-end solutions across industries and functional focus areas like sales, finance and risk. These solutions are designed to help organizations: develop an information and analytics strategy that flows from the business strategy; establish a strong information foundation; make analytics skills and capabilities pervasive; and create a culture that takes action on analytics. IBM continues to invest in its analytics capabilities to deliver real world solutions that its clients can put to work today. These ongoing investments in both organic development and new acquisitions are complemented by IBM's focus on game-changing innovations like Watson, which is ushering in a new generation of probabilistic analytics that can dramatically improve decision making through natural language processing, hypotheses generation and evidence-based learning. It is another unique example of just how far organizations can go with IBM analytics.

Cloud Computing

        Cloud is a new model for consuming and delivering business and IT services. It can deliver significant economies of scale, enable higher qualities of service and even serve as a transformative platform for business innovation. From a business perspective, the promise of cloud computing lies in the ability to shape influential communities, launch product innovations and explore new business models with minimal time, cost and effort. From an IT perspective, the power of the model comes from harnessing vast stores of underutilized technology with highly efficient virtualization and management, consumer-style user interfaces and ubiquitous broadband.

        IBM has already helped thousands of its clients adopt and leverage cloud computing through its broad portfolio of IBM SmartCloud products, solutions and services. Today, IBM delivers many line-of-business solutions via cloud-based hosting models, enabling rapid adoption and exploration of new capabilities that can drive significant business value for its clients and their customers. For developers and IT organizations seeking to leverage cloud computing, IBM can help build out private, on-premise cloud-based environments, provide security and integration services across private and hybrid cloud models, and/or offer its own cloud-based infrastructure and services, including advanced analytics, collaboration, and IT infrastructure such as virtual servers, storage and tools for testing software. Across IBM's entire SmartCloud portfolio, the company offers expert consulting, breakthrough technologies and a portfolio of cloud-based services squarely focused on the requirements of the enterprise.

BUSINESS MODEL

        The company's business model is built to support two principal goals: helping clients to become more innovative, efficient and competitive through the application of business insight and IT solutions; and providing long-term value to shareholders. The business model has been developed over time through strategic investments in capabilities and technologies that have superior long-term growth and profitability prospects based on the value they deliver to clients.

        The company's global capabilities include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide integrated solutions to the company's clients.

        The business model is resilient, adapting to the continuously changing market and economic environment. The company continues to divest certain businesses and strengthen its position through strategic organic investments and acquisitions in higher-value segments like business analytics, smarter planet and cloud computing. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and expanding participation in the world's fastest growing markets.

        This business model, supported by the company's financial model, has enabled the company to deliver strong earnings, cash flows and returns to shareholders over the long term.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations consists of five business segments: Global Technology Services, Global Business Services, Software, Systems and Technology and Global Financing.

        Global Services is a critical component of the company's strategy of providing IT infrastructure and business insight and solutions to clients. While solutions often include industry-leading IBM software and systems, other suppliers' products are also used if a client solution requires it. Approximately 60 percent of external Global Services segment revenue is annuity based, coming primarily from outsourcing and maintenance arrangements. The Global Services backlog provides a solid revenue base entering each year. Within Global Services, there are two reportable segments: Global Technology Services and Global Business Services.

        Global Technology Services (GTS) primarily provides IT infrastructure services and business process services, delivering business value through global scale, standardization and automation.

GTS Capabilities

        Strategic Outsourcing Services: comprehensive IT outsourcing services dedicated to transforming clients' existing infrastructures to consistently deliver improved quality, flexibility, risk management and financial value. The company integrates long-standing expertise in service management and technology with the ability to exploit the power of new technologies from IBM systems and software, such as cloud computing, analytics and virtualization, to deliver high performance, innovation and improved ability to achieve business objectives.

        Global Process Services: a range of standardized through transformational offerings including processing platforms and business process outsourcing. These services deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Integrated Technology Services: project-based portfolio of services that enable clients to optimize their IT environments by driving efficiency, flexibility and productivity, while reducing costs. The standardized portfolio is built around key assets and patented software, and incorporates best practices and proven methodologies that ensure predictive quality of delivery, security and compliance.

        Maintenance: a complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructures.

        GTS Services Delivery: responsible for the worldwide delivery of IBM's technology- and process-based services. Operating within a globally integrated delivery model enables regional client-facing teams to utilize a global network of competencies and centers, providing industry-leading, standardized, integrated tools and processes. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved productivity, flexibility, cost and outcomes.

        Global Business Services (GBS) primarily provides professional services and application management services, delivering business value and innovation to clients through solutions which leverage industry and business-process expertise while integrating the industry-leading portfolio of IBM and strategic partners, to define the upper end of client-valued services.

GBS Capabilities

        Consulting and Systems Integration: delivery of value to clients through consulting services for Strategy and Transformation; Application Innovation Services; Enterprise Applications and Business Analytics and Optimization.

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

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform to improve their business results, solve critical problems and gain competitive advantage within their industries. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately two-thirds of external software segment revenue is annuity based, coming from recurring license charges and ongoing subscription and support. The remaining one-third relates to one-time charge (OTC) arrangements in which clients pay one, up-front payment for a perpetual license. Typically, the sale of OTC software includes one year of subscription and support. Clients can also purchase ongoing subscription and support after the first year, which includes unspecified product upgrades and technical support.

Software Capabilities

        WebSphere Software: delivers capabilities that enable clients to integrate and manage business processes across their organizations with the flexibility and agility they need to respond to changing conditions quickly. With a services-oriented architecture (SOA), businesses can more easily link together their fragmented data and business processes to extract value from their existing technology. Smarter Commerce software enables seamless interaction between companies, their customers and suppliers throughout the business cycle, resulting in better customer experience, higher sales, lower inventories, better service levels and improved response times.

        Information Management Software: enables clients to integrate, manage and use their information to gain business value and improve their outcomes. Solutions include advanced database management, enterprise content management, information integration, data warehousing, performance management business analytics and intelligence, as well as the emerging area of big data analytics.

        Tivoli Software: helps clients manage their technology and business assets by providing visibility, control and automation across their organizations. With solutions for identity management, data security, storage management, cloud computing, enterprise mobility and the ability to provide automation and provisioning of the datacenter, Tivoli helps build the infrastructure needed to make the world's systems—from transportation to water, energy and telecommunications—run smarter.

        Lotus Software: enables businesses to connect people and processes for more effective communication and increased productivity through collaboration, messaging and social networking software. By remaining at the forefront of collaboration tools, Lotus helps organizations reap the benefits of social networking and social business.

        Rational Software: supports software development for both IT as well as complex and embedded system solutions with a suite of Collaborative Lifecycle Management products. Jazz, Rational's technology platform, transforms the way people work together to build software, making software delivery more integrated and collaborative, while optimizing for successful business outcomes.

        Security Systems Software: provides clients with a single security intelligence platform that aligns with their business objectives and enables them to more intelligently secure their enterprises by applying deep analytics to better identify and prevent vulnerabilities within traditional, cyber, cloud and mobile security.

        Operating Systems: software that manages the fundamental processes that make computers run.

        Systems and Technology provides clients with business solutions requiring advanced computing power and storage capabilities. Approximately half of Systems and Technology's server and storage sales transactions are through the company's business partners; with the balance direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology, products and packaging solutions for IBM's own advanced technology needs and for external clients.

Systems and Technology Capabilities

        Systems: a range of general purpose and integrated systems designed and optimized for specific business, public and scientific computing needs. These systems—System z, Power Systems and System x—are typically the core technology in data centers that provide required infrastructure for business and institutions. Also, these systems form the foundation for IBM's integrated offerings, such as IBM Smart Analytics, IBM Netezza, IBM SmartCloud Entry and IBM BladeCenter for Cloud. IBM servers use both IBM and non-IBM microprocessor technology and operating systems. All IBM servers run Linux, a key open-source operating system.

        Storage: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of disk and tape storage systems and software, including the ultra-scalable disk storage system XIV.

        Retail Store Solutions: provider of market leadership solutions that include hardware, software and services for the retail industry, including point-of-sale and self-service systems and peripherals. Solutions leverage industry standards and interfaces enabling efficient rollouts and superior integration.

        Microelectronics: semiconductor design and manufacturing primarily for use in IBM systems and storage products as well as delivering semiconductors and related services to external clients.

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

Global Financing Capabilities

        Client Financing: lease and loan financing to end users and internal clients for terms generally between one and seven years. Internal financing is predominantly in support of Global Services' long-term client service contracts. Global Financing also factors a selected portion of the company's accounts receivable, primarily for cash management purposes. All internal financing arrangements are at arm's-length rates and are based upon market conditions.

        Commercial Financing: short-term inventory and accounts receivable financing to dealers and remarketers of IT products.

        Remanufacturing and Remarketing: as equipment is returned at the conclusion of a lease transaction, these assets are refurbished and sold or leased to new or existing clients both externally and internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold or leased internally to Systems and Technology and Global Services. Systems and Technology may also sell the equipment that it purchases from Global Financing to external clients.

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

        Through its growth markets organization, the company continues to increase its focus on the emerging markets around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (U.K.) plus Austria, the Bahamas, Belgium, the Caribbean region, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

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

        IBM Research works with clients and IBM business units on near-term and mid-term innovations and solutions and, in many cases, qualifies new technologies to be transferred to IBM development organizations. It also explores the boundaries of science and technology—from nanotechnology, to systems, to analytics, to cloud, to IBM Watson, a computer system that applied advanced analytics to defeat the all-time champions on the television quiz show, Jeopardy!

        In addition to producing world-class systems, software and technology products, IBM innovations also are a major differentiator in providing solutions for the company's clients through its services businesses. IBM Research has the world's largest mathematics department of any public company. This unit is actively involved with many of the company's business analytics client engagements.

        In 2011, the company once again was awarded more U.S. patents than any other company, the 19th consecutive year IBM has been the patent leader. IBM's 6,180 patents in 2011 were the most U.S. patents ever awarded to one company in a single year; more than 70 percent of the patents IBM was issued in 2011 were for software and services.

        The company continues to actively seek intellectual property protection for its innovations, while increasing emphasis on other initiatives designed to leverage its intellectual property leadership. The company's investments in R&D also result in intellectual property (IP) income of approximately $1 billion annually. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in either/both IBM products and/or the products of the licensee. While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products. Licenses under many of the patents owned by IBM have been and are being granted to others under reasonable terms and conditions.

Enterprise Transformation

        A key element of the company's strategy has been focused on becoming the premier globally integrated enterprise. The company has implemented a consistent set of processes and standards worldwide to reduce inefficiencies and improve collaboration. With its processes fully integrated, the company implemented a new operating model with work shared in global resource centers of excellence located where it made the most business sense. Since 2005, global integration has enabled the company to deliver over $6 billion in productivity and improve service quality, speed and risk management. The company has shifted resources toward building client relationships and employees skills, while positioning the company for new market opportunities. During this transformation, IBM pioneered this new operating model, changing from a classic "multinational," with smaller versions of the parent company replicated in countries around the world, to a global model with one set of processes, shared services and broadly distributed decision making.

        The company has now embarked on the next generation of its transformation in which new capabilities and technologies like business analytics and cloud computing will drive performance. The proven principles of the globally integrated enterprise will be applied to all of the company's spending to continue to drive additional productivity benefits in shared services, integrated operations and end-to-end process transformation.

Integrated Supply Chain

        IBM spends approximately $35 billion annually through its supply chain, procuring materials and services globally. In addition, in 2011, the company managed approximately $20 billion in procurement spending for its clients through the Global Process Services organization. The supply, manufacturing and logistics and customer fulfillment operations are integrated in one operating unit that has optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Continuous improvements to supply chain resiliency against market-place changes and risks have been particularly valuable in maintaining continuity during natural disasters and other disruptive events that are occurring with increased frequency.

        The company's continuing efforts to derive business value from its own globally integrated supply chain provides a strategic advantage for the company to create value for clients. IBM leverages its supply-chain expertise for clients through its supply-chain business transformation outsourcing service to optimize and help operate clients' end-to-end supply-chain processes, from procurement to logistics.

COMPETITION

        The company is a globally-integrated enterprise, operating in more than 170 countries. The company participates in a highly competitive environment, where its competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across its business segments, the company recognizes hundreds of competitors worldwide.

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

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business process outsourcing, cloud services, and a wide range of technical and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including: Accenture, Computer Sciences Corporation, Fujitsu and Hewlett-Packard Company (HP); India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Software:

        The enterprise management software market is highly competitive, and the key competitive factors in this segment include: functionality, ease of use, scalability, compliance with open standards and total cost of ownership. The company's leadership in these areas provides it with competitive advantages. The company's software business includes middleware, operating systems and related software that provide comprehensive solutions to all industry segments worldwide. The middleware portfolio is the broadest in the industry and it also covers both mainframe and distributed computing environments. The depth and breadth of the company's software offerings, coupled with its global sales and technical support infrastructure differentiate the company's software business from its competitors. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute to this segment's leadership. The company's principal competitors in this segment include CA, Inc., Microsoft Corporation and Oracle Corporation (Oracle). In addition, the company competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is highly competitive and is characterized by ongoing technology innovation, with competition focused on value, function and reliability, and new entrants leveraging technology to compete against traditional offerings. The company's principal competitors include Cisco Systems, Inc. (Cisco), Dell, Inc. (Dell), EMC Corporation, HP and Oracle. The company's leadership in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

Global Financing:

        Global Financing provides client financing, commercial financing and participates in the remarketing of used equipment. The economic crisis of 2008 and 2009 drove an increase in credit spreads and a tightening supply of credit which have subsequently eased. However, going forward credit spreads may increase and the supply of credit may tighten based on worldwide economic conditions. Global Financing's access to capital and its ability to manage increased exposures provide a competitive advantage for the company. The key competitive factors include price, IT product expertise, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of companies such as Cisco and HP and non-captive financing entities of companies such as General Electric Company and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 11 to 16 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2011 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 135 to 139.

        Financial information by geographic areas—page 139.

        Amount spent during each of the last three years on R&D activities—page 117.

        Financial information regarding environmental activities—pages 108 and 109.

        The number of persons employed by the registrant—page 63.

        The management discussion overview—pages 18 to 20.

        Available information—page 145.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 28, 2012):

	Age	Officer since
Chairman of the Board
Samuel J. Palmisano*	60	1997
President and Chief Executive Officer
Virginia M. Rometty*	54	2005
Rodney C. Adkins, Senior Vice President, Systems and Technology Group	53	2007
Colleen F. Arnold, Senior Vice President, Application Management Services	54	2010
James P. Bramante, Senior Vice President, Growth Markets	53	2012
Erich Clementi, Senior Vice President, Global Technology Services	53	2010
Michael E. Daniels, Senior Vice President and Group Executive, Services	57	2005
Bruno V. Di Leo Allen, Senior Vice President, Sales and Distribution	54	2012
Jon C. Iwata, Senior Vice President, Marketing and Communications	49	2002
James J. Kavanaugh, Vice President and Controller	45	2008
John E. Kelly III, Senior Vice President and Director, Research	58	2000
Robert J. LeBlanc, Senior Vice President, Middleware Software Group	53	2010
Mark Loughridge, Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	58	1998
J. Randall MacDonald, Senior Vice President, Human Resources	63	2000
Steven A. Mills, Senior Vice President and Group Executive, Software and Systems	60	2000
Michael D. Rhodin, Senior Vice President, Software Solutions Group	51	2010
Linda S. Sanford, Senior Vice President, Enterprise Transformation	59	2000
Timothy S. Shaughnessy, Senior Vice President, GTS Services Delivery	54	2004
Bridget A. van Kralingen, Senior Vice President, Global Business Services	48	2012
Robert C. Weber, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	61	2006

*
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

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from certain segments of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in a highly competitive environment, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, our ability to attract and retain customers could be impacted.

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

        Cybersecurity and Privacy Considerations could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches of security could expose the company, its customers or others to risks of loss, including the misuse of information or systems, resulting in litigation and potential liability for the company, as well as the loss of existing or potential customers and damage to the company's brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Also, the company could be negatively impacted by existing and proposed laws and regulations related to privacy and data protection.

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

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 170 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the U.S. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2011 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2011 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2011 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2011 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2011, IBM's manufacturing and development facilities in the United States had aggregate floor space of 18 million square feet, of which 16 million was owned and 2 million was leased. Of these amounts, 2 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 12 other countries totaled 6 million square feet, of which 1 million was owned and 5 million was leased.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 112 to 114 of IBM's 2011 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 141 and 145 of IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 504,093 common stockholders of record at February 10, 2012.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2011— October 31, 2011	7,314,970	$182.04	7,314,970	$10,897,232,317
November 1, 2011— November 30, 2011	6,770,309	$184.56	6,770,309	$9,647,687,020
December 1, 2011— December 31, 2011	5,253,023	$187.96	5,253,023	$8,660,307,803

Total	19,338,302	$184.53	19,338,302

(1)
On April 26, 2011, the Board of Directors authorized $8.0 billion in funds for use in the company's common stock repurchase program. On October 25, 2011 the Board of Directors authorized an additional $7.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions, and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 140 and 141 of IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 67 of IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 61 and 62 of IBM's 2011 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 70 through 139 of IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 68 and 69 of IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 28, 2012)" on page 11 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2011 Director Compensation Narrative," "2011 Director Compensation Table," "2011 Compensation Discussion and Analysis," "2011 Summary Compensation Table Narrative," "2011 Summary Compensation Table," "2011 Grants of Plan-Based Awards Table," "2011 Outstanding Equity Awards at Fiscal Year-End Narrative," "2011 Outstanding Equity Awards at Fiscal Year-End Table," "2011 Option Exercises and Stock Vested Table," "2011 Retention Plan Narrative," "2011 Retention Plan Table," "2011 Pension Benefits Narrative," "2011 Pension Benefits Table," "2011 Nonqualified Deferred Compensation Narrative," "2011 Nonqualified Deferred Compensation Table," "2011 Potential Payments Upon Termination Narrative," "2011 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2011 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, all of which information is incorporated herein by reference.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	2,336,953		$97.63	—
RSUs	6,076,046		n/a	—
PSUs	3,943,437	(2)	n/a	—
Subtotal	12,356,436		$97.63	109,342,114
Equity compensation plans not approved by security holders
Options	18,325,369		$89.36	—
RSUs	6,142,555		n/a	—
PSUs	1,587,050	(2)	n/a	—
DCEAP Shares	118,594		n/a	—
Subtotal	26,173,568		$89.36	15,503,501
Total	38,530,004		$90.30	124,845,615

n/a is not applicable

RSUs—Restricted Stock Units, including Retention Restricted Stock Units

PSUs—Performance Share Units

DCEAP Shares—Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 30 acquisition transactions, 1,024,370 additional share based awards, consisting of stock options and RSU's, were outstanding at December 31, 2011 as a result of the company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $58.87. The company has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon the exercise of PSUs for equity compensation plans approved by security holders is 2,628,958 and for equity compensation plans not approved by security holders is 1,058,033. For additional information about PSUs, including payout calculations, refer to the information under "2011 Summary Compensation Table Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012.

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

IBM DEFERRED COMPENSATION AND EQUITY AWARD PLAN

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993. Under the DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, all amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock at the director's election. (For additional information about the DCEAP, see "General Information—2011 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012).

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2011 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 69).

      Consolidated Statement of Earnings for the years ended December 31, 2011, 2010 and 2009 (page 70).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 page (71).

      Consolidated Statement of Financial Position at December 31, 2011 and 2010 (page 72).

      Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 (page 73).

      Consolidated Statement of Changes in Equity at December 31, 2011, 2010 and 2009 (pages 74 and 75).

      Notes to Consolidated Financial Statements (pages 76 through 139).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
29		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

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
The By-laws of IBM as amended through January 1, 2012, is Exhibit 3.2 to Form 8-K filed January 3, 2012, and is hereby incorporated by reference.
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
The instrument defining the rights of the holders of the 2.1% Notes due 2013 is Exhibits 2.1 to Form 8-K, filed on November 5, 2009, and are hereby incorporated by reference.
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
The instrument defining the rights of the holders of the 1.250% Notes due 2014 is Exhibit 2.1 to Form 8-K, filed May 11, 2011, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 1.950% Notes due 2016 is Exhibit 2.1 to Form 8-K, filed July 21, 2011, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.875% Notes due 2014 and the 2.900% Notes due 2021 are Exhibits 2.1 and 3.1 to Form 8-K, filed October 31, 2011, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.550% Notes due 2015 and the 1.250% Notes due 2017 are Exhibits 2.1 and 3.1 to Form 8-K, filed February 3, 2012, and are hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.20% Notes due 2017 is Exhibit 2.1 to Form 8-K, filed February 9, 2012, and is hereby incorporated by reference.
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
The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 8, 2011, were filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011, are hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2011 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2012, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended effective October 28, 2008, was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2009 contained in Registration Statement No. 333-171968, is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The $10,000,000 5-Year Credit Agreement dated as of November 10, 2011, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Syndication and Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 8-K dated November 14, 2011, is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note P, "Earnings Per Share of Common Stock," on page 117 of IBM's 2011 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the twelve month period ended December 31, 2011, 2010 and 2009, (ii) Consolidated Statement of Comprehensive Income for the twelve month period ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Financial Position at December 31, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statement of Changes in Equity for the twelve month period ended December 31, 2011, 2010 and 2009, (vi) Financial Statement Schedule II and (vii) the notes to the Consolidated Financial Statements	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graphs, set forth on pages 142 and 143 of IBM's 2011 Annual Report to Stockholders, are deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty President and Chief Executive Officer
Date: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	President and Chief Executive Officer; Director	February 28, 2012
/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	February 28, 2012
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller	February 28, 2012

Alain J. P. Belda	Director
William R. Brody	Director
Kenneth I. Chenault	Director	By:	/s/ MICHELLE H. BROWDY Michelle H. Browdy
Michael L. Eskew	Director		Attorney-in-fact February 28, 2012
David N. Farr	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
James W. Owens	Director
Samuel J. Palmisano	Chairman of the Board
Joan E. Spero	Director
Sidney Taurel	Director
Lorenzo H. Zambrano	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2012 appearing in the 2011 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2012

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2011
—Current	$676	$90	$(154)	$(34)	$578

—Noncurrent	$58	$1	$(17)	$(3)	$38

2010
—Current	$669	$49	$(146)	$104	$676

—Noncurrent	$100	$(12)	$(29)	$(1)	$58

2009
—Current	$633	$115	$(189)	$111	$669

—Noncurrent	$180	$33	$(56)	$(58)	$100

Allowance For Inventory Losses
2011	$674	$230	$(279)	$1	$625

2010	$679	$254	$(285)	$26	$674

2009	$643	$259	$(242)	$18	$679

Revenue Based Provisions
2011	$888	$3,157	$(3,132)	$(51)	$861

2010	$871	$3,234	$(3,216)	$(1)	$888

2009	$984	$3,969	$(4,019)	$(65)	$871

*
Additions for Allowance for Doubtful Accounts and Allowance for Inventory Losses are charged to expense and cost accounts, respectively, while Revenue Based Provisions are charged to revenue accounts.

**
Primarily comprises currency translation adjustments.

S-1

QuickLinks

PART I
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures
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