Form 10-Q
period 2012-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2012-04-24
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant has 1,153,484,394 shares of common stock outstanding at March 31, 2012.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2012	2011
Revenue:
Services	$14,820	$14,696
Sales	9,356	9,387
Financing	497	524
Total revenue	24,673	24,607
Cost:
Services	9,985	10,116
Sales	3,325	3,390
Financing	244	243
Total cost	13,555	13,749
Gross profit	11,118	10,858
Expense and other income:
Selling, general and administrative	5,886	5,826
Research, development and engineering	1,601	1,587
Intellectual property and custom development income	(255)	(262)
Other (income) and expense	(58)	(202)
Interest expense	110	93
Total expense and other income	7,283	7,041
Income before income taxes	3,836	3,817
Provision for income taxes	769	954
Net income	$3,066	$2,863

Earnings per share of common stock:
Assuming dilution	$2.61	$2.31
Basic	$2.65	$2.34
Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,174.2	1,240.0
Basic	1,159.1	1,222.2

Cash dividend per common share	$0.75	$0.65

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net income	$3,066	$2,863
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	387	477
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	6	(7)
Reclassification of (gains)/losses to net income	(14)	(203)
Subsequent changes in previously impaired securities arising during the period	18	11
Total net changes related to available-for-sale securities	10	(199)
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	51	(237)
Reclassification of (gains)/losses to net income	(24)	101
Total unrealized gains/(losses) on cash flow hedges	27	(136)
Retirement-related benefit plans
Prior service costs/(credits)	0	(1)
Net (losses)/gains arising during the period	(6)	20
Curtailments and settlements	0	9
Amortization of prior service (credits)/cost	(37)	(39)
Amortization of net (gains)/losses	619	473
Total retirement-related benefit plans	576	464
Other comprehensive income/(loss), before tax	1,000	606
Income tax (expense)/benefit related to items of other comprehensive income	(229)	20
Other comprehensive income/(loss)	770	624
Total comprehensive income	$3,837	$3,487

(Amounts may not add due to rounding)

(The accompanying notes are an integral part of the financial statements)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Assets:

Current assets:
Cash and cash equivalents	$11,835	$11,922
Marketable securities	500	0
Notes and accounts receivable — trade (net of allowances of $272 in 2012 and $256 in 2011)	10,012	11,179
Short-term financing receivables (net of allowances of $282 in 2012 and $311 in 2011)	15,160	16,901
Other accounts receivable (net of allowances of $9 in 2012 and $11 in 2011)	1,669	1,481
Inventories, at lower of average cost or market:
Finished goods	696	589
Work in process and raw materials	2,058	2,007
Total inventories	2,754	2,595
Deferred taxes	1,617	1,601
Prepaid expenses and other current assets	5,299	5,249
Total current assets	48,847	50,928

Property, plant and equipment	40,441	40,124
Less: Accumulated depreciation	26,496	26,241
Property, plant and equipment — net	13,946	13,883
Long-term financing receivables (net of allowances of $58 in 2012 and $38 in 2011)	10,549	10,776
Prepaid pension assets	2,974	2,843
Deferred taxes	3,100	3,503
Goodwill	27,468	26,213
Intangible assets — net	3,641	3,392
Investments and sundry assets	4,822	4,895
Total assets	$115,347	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Liabilities:
Current liabilities:
Taxes	$2,184	$3,313
Short-term debt	6,293	8,463
Accounts payable	7,416	8,517
Compensation and benefits	4,370	5,099
Deferred income	13,269	12,197
Other accrued expenses and liabilities	4,677	4,535
Total current liabilities	38,209	42,123
Long-term debt	25,760	22,857
Retirement and nonpension postretirement benefit obligations	17,579	18,374
Deferred income	3,904	3,847
Other liabilities	9,112	8,996
Total liabilities	94,563	96,197
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	48,800	48,129
Shares authorized: 4,687,500,000
Shares issued: 2012 - 2,188,158,632
2011 - 2,182,469,838
Retained earnings	107,036	104,857
Treasury stock - at cost	(114,020)	(110,963)
Shares: 2012 - 1,034,674,238
2011 - 1,019,287,274
Accumulated other comprehensive income/(loss)	(21,115)	(21,885)
Total IBM stockholders’ equity	20,701	20,138
Noncontrolling interests	82	97
Total equity	20,783	20,236
Total liabilities and equity	$115,347	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

(Dollars in millions)	2012	2011*
Cash flows from operating activities:
Net income	$3,066	$2,863
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	847	918
Amortization of intangibles	310	310
Stock-based compensation	168	170
Net (gain)/loss on asset sales and other	(143)	(320)
Changes in operating assets and liabilities, net of acquisitions/divestitures	43	(147)
Net cash provided by operating activities	4,291	3,792

Cash flows from investing activities:
Payments for property, plant and equipment	(937)	(1,002)
Proceeds from disposition of property, plant and equipment	95	87
Investment in software	(160)	(143)
Acquisition of businesses, net of cash acquired	(1,319)	(51)
Non-operating finance receivables — net	636	541
Purchases of marketable securities and other investments	(1,227)	(415)
Proceeds from disposition of marketable securities and other investments	681	1,481
Net cash provided by/(used in) investing activities	(2,230)	498

Cash flows from financing activities:
Proceeds from new debt	3,906	1,054
Payments to settle debt	(848)	(1,539)
Short-term borrowings/(repayments) less than 90 days — net	(2,107)	2,135
Common stock repurchases	(3,015)	(4,045)
Common stock transactions — other	619	877
Cash dividends paid	(870)	(795)
Net cash used in financing activities	(2,316)	(2,314)

Effect of exchange rate changes on cash and cash equivalents	167	126
Net change in cash and cash equivalents	(87)	2,102

Cash and cash equivalents at January 1	11,922	10,661
Cash and cash equivalents at March 31	$11,835	$12,763

* Reclassified to conform with 2012 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other comprehensive income/(loss)
Net income		3,066			3,066		3,066
Other comprehensive income/(loss)				770	770		770
Total comprehensive income/(loss)					$3,837		$3,837
Cash dividends declared — common stock		(870)			(870)		(870)
Common stock issued under employee plans (5,688,794 shares)	495				495		495
Purchases (864,073 shares) and sales (1,021,123 shares) of treasury stock under employee plans — net		(18)	(54)		(72)		(72)
Other treasury shares purchased, not retired (15,544,014 shares)			(3,003)		(3,003)		(3,003)
Changes in other equity	176				176		176
Changes in noncontrolling interests						(15)	(15)
Equity - March 31, 2012	$48,800	$107,036	$(114,020)	$(21,115)	$20,701	$82	$20,783

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income plus other comprehensive income/(loss)
Net income		2,863			2,863		2,863
Other comprehensive income/(loss)				624	624		624
Total comprehensive income/(loss)					$3,487		$3,487
Cash dividends declared — common stock		(795)			(795)		(795)
Common stock issued under employee plans (7,388,468 shares)	784				784		784
Purchases (528,947 shares) and sales (1,813,043 shares) of treasury stock under employee plans — net		(9)	102		93		93
Other treasury shares purchased, not retired (25,465,909 shares)			(4,019)		(4,019)		(4,019)
Changes in other equity	75				75		75
Changes in noncontrolling interests						(22)	(22)
Equity - March 31, 2011	$46,278	$94,590	$(100,078)	$(18,119)	$22,671	$104	$22,776

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may be different. See the company’s 2011 Annual Report on pages 58 to 61 for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2011 Annual Report.

Noncontrolling interest amounts in income of $3.6 million and $2.6 million, net of tax, for the three months ended March 31, 2012 and 2011, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in the Consolidated Statement of Changes in Equity on page 8 were $(15) million and $(22) million for the three months ended March 31, 2012 and 2011, respectively.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In May 2011, the Financial Accounting Standards Board (FASB) issued amended guidance and disclosure requirements for fair value measurements. These amendments did not have a material impact on the consolidated financial results. These changes became effective January 1, 2012 on a prospective basis. See Note 3, “Financial Instruments” on pages 9 to 13 for fair value disclosures.

3. Financial Instruments:

Fair Value Measurements

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•                  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•                  Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•                  Level 3—Unobservable inputs for the asset or liability.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

When available, the company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

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

Notes to Consolidated Financial Statements — (continued)

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

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the measurement date to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include available-for-sale equity investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described above.

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 76 to 86 in the company’s 2011 Annual Report for further information. There were no material impairments of non-financial assets for the three months ended March 31, 2012 and 2011, respectively.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

(Dollars in millions)
At March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$1,604	$—	$1,604
Commercial paper	—	1,016	—	1,016
Money market funds	1,171	—	—	1,171
U.S. government securities	—	3,200	—	3,200
Canada government securities	—	1,454	—	1,454
Other securities	—	1	—	1
Total	1,171	7,275	—	8,446	(6)
Debt securities - current (2)	—	500		500	(6)
Debt securities - noncurrent (3)	1	7	—	8
Available-for-sale equity investments(3)	27	32	—	59
Derivative assets (4)
Interest rate contracts	—	756	—	756
Foreign exchange contracts	—	393	—	393
Equity contracts	—	30	—	30
Total	—	1,179	—	1,179	(7)
Total assets	$1,199	$8,993	$—	$10,192	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$315	$—	$315
Equity contracts	—	4	—	4
Total liabilities	$—	$319	$—	$319	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S. government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2012 are $451 million and $728 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2012 are $223 million and $96 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $230 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$2,082	$—	$2,082
Commercial paper*	—	777	—	777
Money market funds	1,886	—	—	1,886
U.S. government securities	—	2,750	—	2,750
Canada government securities*	—	983	—	983
Other securities	—	8	—	8
Total	1,886	6,600	—	8,486	(5)
Debt securities - noncurrent (2)	1	7	—	8
Available-for-sale equity investments(2)	69	14	—	83
Derivative assets (3)
Interest rate contracts	—	783	—	783
Foreign exchange contracts	—	510	—	510
Equity contracts	—	7	—	7
Total	—	1,300	—	1,300	(6)
Total assets	$1,956	$7,921	$—	$9,877	(6)
Liabilities:
Derivative liabilities (4)
Foreign exchange contracts	$—	$523	$—	$523
Equity contracts	—	8	—	8
Total liabilities	$—	$531	$—	$531	(6)

* Reclassified to conform with 2012 presentation.

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2011 are $546 million and $754 million, respectively.

(4) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2011 are $365 million and $166 million, respectively.

(5) Available-for-sale securities with carrying values that approximate fair value.

(6) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $324 million each.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Financial Assets and Liabilities Not Measured at Fair Value

Short-Term Receivables and Payables

Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt (excluding the current portion of long-term debt) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2012 and December 31, 2011, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial.  If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $25,760 million and $22,857 million and the estimated fair value is $28,415 million and $27,383 million at March 31, 2012 and December 31, 2011, respectively.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Debt and Marketable Equity Securities

The company’s cash equivalents and current debt securities are considered available-for-sale and recorded at fair value, which is not materially different from carrying value, in the Consolidated Statement of Financial Position. The following tables summarize the company’s noncurrent debt and marketable equity securities which are also considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2012:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$1	$—	$8
Available-for-sale equity investments(1)	$27	$34	$(2)	$59

(1)          Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2011:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$1	$—	$8
Available-for-sale equity investments(1)	$58	$27	$(2)	$83

(1)          Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of March 31, 2012, the company believes that unrealized losses on debt and marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

Sales of debt and marketable equity securities during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2012	2011
Proceeds	$45	$315
Gross realized gains (before taxes)	14	203
Gross realized losses (before taxes)	(0)	(0)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2012	2011
Net unrealized gains/(losses) arising during the period	$15	$1
Net unrealized (gains)/losses reclassified to net income*	(8)	(124)

* There were no significant writedowns for the three months ended March 31, 2012 and 2011.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2012.

Notes to Consolidated Financial Statements — (continued)

Derivative Financial Instruments

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

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2012 and December 31, 2011 was $76 million and $131 million, respectively, for which no collateral was posted at March 31, 2012 and December 31, 2011.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of March 31, 2012 and December 31, 2011 was $1,179 million and $1,300 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $230 million and $324 million at March 31, 2012 and December 31, 2011, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2012 and December 31, 2011, this exposure was reduced by $483 million and $466 million of collateral, respectively, received by the company.

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2012 or December 31, 2011 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $422 million and $466 million at March 31, 2012 and December 31, 2011, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2012 or at December 31, 2011. In addition to cash collateral, the company held $61 million in non-cash collateral, primarily in U.S. Treasury securities. Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

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

Notes to Consolidated Financial Statements — (continued)

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2012 and December 31, 2011, the total notional amount of the company’s interest rate swaps was $5.9 billion and $5.9 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2012 and December 31, 2011 was approximately 5.2 years and 5.5 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, net losses of approximately $3 million and $5 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, $5 million and $6 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2012 and December 31, 2011, the total notional amount of derivative instruments designated as net investment hedges was $4.3 billion and $5.0 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2012 and December 31, 2011 was approximately 0.3 years and 0.4 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At March 31, 2012 and December 31, 2011, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.0 billion and $10.9 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

At March 31, 2012 and December 31, 2011, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $113 million and $88 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $167 million and $191 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements — (continued)

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is three years. At March 31, 2012 and December 31, 2011, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $14.0 billion and $13.6 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.1 billion and $1.0 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2012 and December 31, 2011.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2012 and December 31, 2011.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of March 31, 2012 and December 31, 2011 as well as for the three months ended March 31, 2012 and 2011, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of March 31, 2012 and December 31, 2011

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2012	12/31/2011	Classification	3/31/2012	12/31/2011
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$56	$50	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	700	733	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	238	407	Other accrued expenses and liabilities	194	273
	Investments and sundry assets	1	—	Other liabilities	85	155

Fair value of derivative assets		$996	$1,190	Fair value of derivative liabilities	$280	$428

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$128	$82	Other accrued expenses and liabilities	$25	$84
	Investments and sundry assets	26	21	Other liabilities	11	11
Equity contracts:	Prepaid expenses and other current assets	29	7	Other accrued expenses and liabilities	4	8
Fair value of derivative assets		$183	$110	Fair value of derivative liabilities	$39	$103

Total debt designated as hedging instruments:
	Short-term debt	N/A	N/A		$—	$—
	Long-term debt	N/A	N/A		2,350	1,884

Total		$1,179	$1,300		$2,668	$2,415

N/A–not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended March 31, 2012 and 2011

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(24)	$(9)	$57	$52
	Interest expense	(19)	(6)	45	34
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	(81)	87	N/A	N/A
Equity contracts	SG&A expense	98	59	N/A	N/A

Total		$(26)	$131	$102	$86

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended March 31:	2012	2011	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	51	(237)	Other (income) and expense	20	(47)	1	0
			Cost of sales	5	(34)	—	—
			SG&A expense	2	(17)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(37)	(151)	Interest expense	—	0	2	(1)

Total	$12	$(388)		$24	$(101)	$3	$(1)

N/A–not applicable

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

For the three months ending March 31, 2012, and 2011, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the 2011 IBM Annual Report, Note A, “Significant Accounting Policies,” on pages 83 and 84 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Current:
Net investment in sales-type and direct financing leases	$3,819	$3,765
Commercial financing receivables	5,476	7,095
Client loan receivables	4,822	5,195
Installment payment receivables	1,045	846
Total	$15,160	$16,901
Noncurrent:
Net investment in sales-type and direct financing leases	$5,293	$5,406
Commercial financing receivables	7	34
Client loan receivables	4,912	4,925
Installment payment receivables	337	410
Total	$10,549	$10,776

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $730 million and $745 million at March 31, 2012 and December 31, 2011, respectively, and is reflected net of unearned income of $732 million and $733 million and net of the allowance for credit losses of $117 million and $118 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $39 million and $53 million at March 31, 2012 and December 31, 2011, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $150 million and $126 million at March 31, 2012 and December 31, 2011, respectively, are loans that are provided by Global Financing primarily to clients to finance the purchase of IBM and non-IBM software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

Installment payment receivables, net of allowance for credit losses of $33 million and $51 million at March 31, 2012 and December 31, 2011, respectively, are loans that are provided primarily to clients to finance IBM and non-IBM hardware, software and services ranging generally from one to three years.

Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $373 million and $324 million at March 31, 2012 and December 31, 2011, respectively.

The company did not have any financing receivables held for sale as of March 31, 2012 and December 31, 2011.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at March 31, 2012 and December 31, 2011. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2011 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At March 31, 2012	Markets	Markets	Total
Financing receivables:
Lease Receivables	$6,446	$1,949	$8,396
Loan Receivables	8,609	2,726	11,335
Ending balance	$15,055	$4,675	$19,730
Collectively evaluated for impairment	$14,901	$4,564	$19,465
Individually evaluated for impairment	$155	$111	$266
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease Receivables	$79	$40	$118
Loan Receivables	125	64	189
Total	$203	$104	$307
Write-offs	(2)	0	(2)
Provision	(2)	5	3
Other	2	1	3
Ending balance at March 31, 2012	$202	$109	$311
Lease Receivables	$74	$43	$117
Loan Receivables	$128	$66	$194
Collectively evaluated for impairment	$92	$18	$109
Individually evaluated for impairment	$110	$91	$202

(Dollars in millions)	Major	Growth
At December 31, 2011	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,510	$1,921	$8,430
Loan receivables	9,077	2,552	11,629
Ending balance	$15,587	$4,472	$20,060
Collectively evaluated for impairment	$15,321	$4,370	$19,692
Individually evaluated for impairment	$266	$102	$368
Allowance for credit losses:
Beginning balance at January 1, 2011
Lease receivables	$84	$42	$126
Loan receivables	150	76	226
Total	$234	$119	$353
Write-offs	(68)	(16)	(84)
Provision	39	5	44
Other	(1)	(4)	(5)
Ending balance at December 31, 2011	$203	$104	$307
Lease receivables	$79	$40	$118
Loan receivables	$125	$64	$189
Collectively evaluated for impairment	$82	$15	$96
Individually evaluated for impairment	$122	$89	$211

When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For individually evaluated receivables, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve. In addition, the company records an unallocated reserve that is determined by applying a reserve rate to its different portfolios, excluding accounts that have been specifically reserved. This reserve rate is based upon credit rating, probability of default, term, characteristics (lease/loan) and loss history.

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

Notes to Consolidated Financial Statements — (continued)

The following table presents the recorded investment in financing receivables which are on non-accrual status at March 31, 2012 and December 31, 2011.

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Major markets	$27	$46
Growth markets	21	20
Total lease receivables	$48	$66

Major markets	$50	$75
Growth markets	22	24
Total loan receivables	$71	$99

Total receivables	$119	$165

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables.

	At March 31, 2012		At December 31, 2011
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$86	$72	$110	$70
Growth markets	66	53	62	53
Total	$151	$125	$172	$123

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2012:	Investment	Recognized*	Cash Basis
Major markets	$98	$0	$0
Growth markets	64	0	0
Total	$162	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2011:	Investment	Recognized*	Cash Basis
Major markets	$176	$0	$0
Growth markets	134	0	0
Total	$310	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Credit Quality Indicators

The company’s credit quality indicators which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. Moody’s does not provide credit ratings to the company on its customers.

Notes to Consolidated Financial Statements — (continued)

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2012 and December 31, 2011. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At March 31, 2012:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$576	$96	$769	$135
A1 – A3	1,478	290	1,974	405
Baal – Baa3	2,214	727	2,956	1,017
Bal – Ba2	1,263	433	1,687	605
Ba3 – B1	561	287	750	402
B2 – B3	288	98	385	137
Caa – D	66	18	88	26
Total	$6,446	$1,949	$8,609	$2,726

At March 31, 2012, the industries which made up Global Financing’s receivables portfolio consist of: Financial (40 percent), Government (15 percent), Manufacturing (13 percent), Retail (9 percent), Services (7 percent), Communications (5 percent) and Other (11 percent).

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2011:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$697	$139	$971	$185
A1 – A3	1,459	306	2,034	407
Baal – Baa3	2,334	654	3,255	869
Bal – Ba2	1,118	457	1,559	607
Ba3 – B1	534	252	744	335
B2 – B3	260	97	362	129
Caa – D	108	15	151	20
Total	$6,510	$1,921	$9,077	$2,552

At December 31, 2011, the industries which make up Global Financing’s receivables portfolio consist of:  Financial (39 percent), Government (15 percent), Manufacturing (13 percent), Retail (9 percent), Services (7 percent), Communications (6 percent) and Other (11 percent).

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At March 31, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$9	$6,438	$6,446	$6
Growth markets	10	1,939	1,949	7
Total lease receivables	$19	$8,377	$8,396	$13

Major markets	$25	$8,583	$8,609	$7
Growth markets	23	2,703	2,726	20
Total loan receivables	$48	$11,287	$11,335	$27

Total	$66	$19,664	$19,730	$40

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2011:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,504	$6,510	$6
Growth markets	9	1,911	1,921	6
Total lease receivables	$16	$8,415	$8,430	$12

Major markets	$23	$9,054	$9,077	$7
Growth markets	22	2,530	2,552	19
Total loan receivables	$46	$11,584	$11,629	$26

Total	$62	$19,998	$20,060	$38

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

The company assessed all restructurings that occurred on or after January 1, 2011 and determined that there were no troubled debt restructurings for the year ended December 31, 2011 and the three months ended March 31, 2012.

Notes to Consolidated Financial Statements — (continued)

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

(Dollars in millions)
For the three months ended March 31:	2012	2011
Cost	$34	$24
Selling, general and administrative	119	130
Research, development and engineering	15	16
Pre-tax stock-based compensation cost	168	170
Income tax benefits	(60)	(61)
Total stock-based compensation cost	$108	$108

The decrease in pre-tax stock-based compensation cost for the three months ended March 31, 2012, as compared to the corresponding period in the prior year, was primarily due to a decrease related to the company’s assumption of stock-based awards previously issued by acquired entities ($2 million).

As of March 31, 2012, the total unrecognized compensation cost of $1,033 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There was no significant capitalized stock-based compensation cost at March 31, 2012 and 2011.

6. Segments:  The tables on page 25 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended March 31, 2012:

External revenue	$10,035	$4,637	$5,600	$3,749	$490	$24,511
Internal revenue	293	182	840	151	485	1,951
Total revenue	$10,328	$4,820	$6,439	$3,900	$975	$26,462
Pre-tax income	$1,480	$601	$1,945	$(105)	$512	$4,434
Revenue year-to-year change	1.6%	(1.8)%	4.9%	(8.5)%	(3.8)%	(0.1)%
Pre-tax income year-to-year change	19.6%	(6.1)%	12.1%	nm	(1.3)%	4.0%
Pre-tax income margin	14.3%	12.5%	30.2%	(2.7)%	52.6%	16.8%

For the three months ended March 31, 2011:

External revenue	$9,863	$4,710	$5,308	$4,019	$516	$24,416
Internal revenue	307	200	830	244	497	2,078
Total revenue	$10,170	$4,910	$6,138	$4,263	$1,013	$26,494
Pre-tax income	$1,238	$640	$1,735	$132	$519	$4,264

Pre-tax income margin	12.2%	13.0%	28.3%	3.1%	51.3%	16.1%

nm — not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2012	2011*
Revenue:
Total reportable segments	$26,462	$26,494
Eliminations of internal transactions	(1,951)	(2,078)
Other revenue adjustments	162	190
Total IBM Consolidated	$24,673	$24,607

Pre-tax income:
Total reportable segments	$4,434	$4,264
Amortization of acquired intangible assets	(166)	(159)
Acquisition-related charges	(7)	(7)
Non-operating retirement-related (costs)/income	(102)	(4)
Eliminations of internal transactions	(284)	(309)
Unallocated corporate amounts	(39)	31
Total IBM Consolidated	$3,836	$3,817

* Reclassified to conform with 2012 presentation.

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2012	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$387	$11	$398
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$6	$(2)	$4
Reclassification of (gains)/losses to net income	(14)	5	(8)
Subsequent changes in previously impaired securities arising during the period	18	(7)	11
Total net changes related to available-for-sale securities	$10	$(4)	$6
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$51	$(30)	$21
Reclassification of (gains)/losses to net income	(24)	7	(17)
Total unrealized gains/(losses) on cash flow hedges	$27	$(23)	$4
Retirement-related benefit plans
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(6)	2	(4)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(37)	14	(24)
Amortization of net (gains)/losses	619	(229)	390
Total retirement-related benefit plans	$576	$(213)	$363
Other comprehensive income/(loss)	$1,000	$(229)	$770

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2011	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$477	$58	$535
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$(7)	$2	$(5)
Reclassification of (gains)/losses to net income	(203)	78	(124)
Subsequent changes in previously impaired securities arising during the period	11	(4)	7
Total net changes related to available-for-sale securities	$(199)	$76	$(123)
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$(237)	$77	$(160)
Reclassification of (gains)/losses to net income	101	(35)	66
Total unrealized gains/(losses) on cash flow hedges	$(136)	$42	$(95)
Retirement-related benefit plans
Prior service costs/(credits)	$(1)	$0	$0
Net (losses)/gains arising during the period	20	(7)	14
Curtailments and settlements	9	(3)	6
Amortization of prior service (credits)/costs	(39)	13	(26)
Amortization of net (gains)/losses	473	(160)	314
Total retirement-related benefit plans	$464	$(156)	$307
Other comprehensive income/(loss)	$606	$20	$624

Notes to Consolidated Financial Statements — (continued)

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$532	$432	23.2%
Nonpension postretirement plans – cost	84	86	(1.8)
Total	$616	$517	19.0%

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2012	2011	2012	2011
Service cost	$—	$—	$112	$131
Interest cost	550	620	450	454
Expected return on plan assets	(1,011)	(1,015)	(580)	(620)
Amortization of prior service costs/(credits)	2	2	(39)	(40)
Recognized actuarial losses	336	211	259	245
Curtailments and settlements	—	—	1	0
Multi-employer plans/other costs	—	—	23	34
Total net periodic pension (income)/cost of defined benefit plans	(122)	(182)	227	204
Cost of defined contribution plans	264	265	163	146
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$142	$82	$390	$349

In 2012, the company expects to contribute to its non-U.S. defined benefit plans approximately $800 million, which is the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first three months of 2012 were $159 million.

The following table provides the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2012	2011	2012	2011
Service cost	$9	$8	$2	$3
Interest cost	49	59	17	17
Expected return on plan assets	—	—	(3)	(3)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	6	—	4	3
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$64	$67	$20	$19

The company received a $16.5 million subsidy in the first quarter of 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 134 in the company’s 2011 Annual Report.

Notes to Consolidated Financial Statements — (continued)

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2012, the company completed five acquisitions at an aggregate cost of $1,441 million.

The Software segment completed acquisitions of the following privately held companies: Green Hat, Emptoris Inc. (Emptoris) and Worklight, and also acquired DemandTec, a publicly held company.  Systems and Technology (STG) completed an acquisition of a privately held company in the first quarter:  Platform Computing.  All acquisitions were for 100 percent of the acquired companies.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2012.

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$169
Fixed assets/noncurrent assets		100
Intangible assets
Goodwill	N/A	1,067
Completed technology	7	252
Client relationships	7	115
In-process R&D	N/A	9
Patents/trademarks	1-7	22
Total assets acquired		1,734
Current liabilities		(104)
Noncurrent liabilities		(189)
Total liabilities assumed		(292)
Total purchase price		$1,441

N/A - Not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Green Hat helps customers improve the quality of software applications by enabling developers to use cloud computing technologies to conduct testing of a software application prior to its delivery. Emptoris expands the company’s cloud-based analytics offerings that provide supply chain intelligence leading to better inventory management and cost efficiencies. Worklight delivers mobile application management capabilities to clients across a wide range of industries.  The acquisition enhances the company’s comprehensive mobile portfolio, which is designed to help global corporations leverage the proliferation of all mobile devices — from laptops and smartphones to tablets. DemandTec delivers cloud-based analytics software to help organizations improve their price, promotion and product mix within the broad context of enterprise commerce.  Platform Computing’s focused technical and distributed computing management software helps clients create, integrate and manage shared computing environments that are used in compute-and-data intensive applications such as simulations, computer modeling and analytics. Purchase price consideration for all acquisitions as reflected in the table above, is paid primarily in cash.  All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset.  The overall weighted-average life of the identified amortizable intangible assets acquired is 6.9 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,067 million has been assigned to the Software ($846 million) and Systems and Technology ($221 million) segments. It is expected that none of the goodwill will be deductible for tax purposes.

Notes to Consolidated Financial Statements — (continued)

On April 13, 2012, the company announced that it had entered into a definitive agreement to acquire Varicent Software Incorporated (Varicent), a privately held company based in Toronto, Canada. Varicent is a leading provider of analytics software for compensation and sales performance management. The acquisition is expected to close in the second quarter of 2012.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,487	$(669)	$817
Client relationships	1,852	(754)	1,098
Completed technology	2,389	(833)	1,556
In-process R&D	31	(1)	30
Patents/trademarks	234	(99)	135
Other(a)	29	(23)	6
Total	$6,021	$(2,380)	$3,641

	At December 31, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,478	$(678)	$799
Client relationships	1,751	(715)	1,035
Completed technology	2,156	(745)	1,411
In-process R&D	22	(1)	21
Patents/trademarks	207	(88)	119
Other(a)	29	(22)	7
Total	$5,642	$(2,250)	$3,392

(a)     Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $249 million during the first quarter of 2012, primarily due to intangible asset additions, partially offset by amortization.  The aggregate intangible amortization expense was $310 million and $310 million for the quarters ended March 31, 2012 and 2011, respectively.  In addition, in the first quarter, the company retired $180 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2012:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2012 (for Q2-Q4)	$385	$518	$903
2013	313	628	941
2014	111	524	635
2015	8	397	405
2016	—	358	358

Notes to Consolidated Financial Statements — (continued)

The change in the goodwill balances by reportable segment, for the three months ended March 31, 2012 and for the year ended December 31, 2011 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	3/31/12
Global Business Services	$4,313	$—	$(0)	$—	$55	$4,368
Global Technology Services	2,646	—	—	—	15	2,661
Software	18,121	846	2	—	110	19,079
Systems and Technology	1,133	221	(0)	—	6	1,360
Total	$26,213	$1,067	$2	$—	$186	$27,468

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	12/31/11
Global Business Services	$4,329	$14	$(0)	$(10)	$(20)	$4,313
Global Technology Services	2,704	—	(1)	(2)	(55)	2,646
Software	16,963	1,277	10	(2)	(127)	18,121
Systems and Technology	1,139	—	(6)	—	(0)	1,133
Total	$25,136	$1,291	$2	$(13)	$(203)	$26,213

Purchase price adjustments recorded in the first three months of 2012 and full year 2011 were related to acquisitions that were completed on or prior to December 31, 2011 or December 31, 2010, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first three months of 2012 or the full year of 2011 and the company has no accumulated impairment losses.

11. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liability balances for special actions taken in the following periods: (1) the second quarter of 2005 associated with Global Services, primarily in Europe, (2) the fourth quarter of 2002 associated with the acquisition of the PricewaterhouseCoopers consulting business, (3) the second quarter of 2002 associated with the Microelectronics Division and the rebalancing of the company’s workforce and leased space resources, (4) the 2002 actions associated with the hard disk drive business for reductions in workforce, manufacturing capacity and space, (5) the actions taken in 1999, and (6) the actions that were executed prior to 1994.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/12	Payments	Adjustments*	3/31/2012
Current:
Workforce	$33	$(9)	$8	$32
Space	4	(1)	1	4
Total current	$38	$(10)	$8	$36
Noncurrent:
Workforce	$344	$—	$7	$351
Space	3	—	—	3
Total noncurrent	$347	$—	$7	$354

*   Principally includes the reclassification of noncurrent to current, foreign currency translation adjustments and interest accretion.

Notes to Consolidated Financial Statements — (continued)

12. Contingencies: As a company with a substantial employee population and with clients in more than 170 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company is a leader in the information technology industry and, as such, has been and will continue to be subject to claims challenging its IP rights and associated products and offerings, including claims of copyright and patent infringement and violations of trade secrets and other IP rights. In addition, the company enforces its own IP against infringement, through license negotiations, lawsuits or otherwise. Also, as is typical for companies of IBM’s scope and scale, the company is party to actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the company’s pension, retirement and other benefit plans), as well as actions with respect to contracts, product liability, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Some of the actions to which the company is party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise.

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2012 were not material to the Consolidated Financial Statements.

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

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Chapter

Notes to Consolidated Financial Statements — (continued)

11 Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In November 2011, SCO filed a motion in Federal Court in Utah seeking to reopen the SCO v. IBM case.

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. Trial began in late February 2012 in Marion County, Indiana Superior Court and concluded in early April.  The parties were directed to submit post-trial briefs, after which time the court will issue its decision.

The company was named as a co-defendant in numerous purported class actions filed on and after March 18, 2011 in federal and state courts in California in connection with an information technology outsourcing agreement between Health Net, Inc. and IBM. The matters were consolidated in the United States District Court for the Eastern District of California, and plaintiffs filed a consolidated complaint on July 15, 2011. The consolidated complaint alleges that the company violated the California Confidentiality of Medical Information Act in connection with hard drives that are unaccounted for at one of Health Net’s data centers in California; plaintiffs have been notified by Health Net that certain of their personal information is believed to be contained on those hard drives. Plaintiffs seek damages, as well as injunctive and declaratory relief. IBM has also received a request for information regarding this matter from the California Attorney General. On January 12, 2012, the court granted IBM’s motion to dismiss the complaint for lack of standing, and on February 22, 2012, the case against IBM was dismissed.

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. The trial in the High Court is scheduled to begin in February 2013. In addition, IBM UK is a defendant in approximately 275 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed pending resolution of the above-referenced High Court proceedings. In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one member of the UK Trust membership, seeking an order modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan dating back to 1983. The trial of these proceedings is scheduled to begin in May 2012.

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

Notes to Consolidated Financial Statements — (continued)

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

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $4,247 million and $4,040 million at March 31, 2012 and December 31, 2011, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,731 million and $2,567 million at March 31, 2012 and December 31, 2011, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $38 million and $42 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2012	2011
Balance at January 1	$407	$375
Current period accruals	88	93
Accrual adjustments to reflect actual experience	(3)	3
Charges incurred	(102)	(105)
Balance at March 31	$390	$366

Notes to Consolidated Financial Statements — (continued)

Extended Warranty Liability

(Dollars in millions)	2012	2011
Aggregate deferred revenue at January 1	$636	$670
Revenue deferred for new extended warranty contracts	54	66
Amortization of deferred revenue	(76)	(84)
Other*	3	5
Aggregate deferred revenue at March 31	$616	$658

Current portion	$292	$319
Noncurrent portion	323	338
Aggregate deferred revenue at March 31	$616	$658

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business to Toshiba TEC, and a multi-year business partner agreement between the company and Toshiba TEC to integrate retail store solutions for Smarter Commerce. The transaction price is $850 million, and the company will receive approximately $800 million in cash, net of closing date working capital adjustments. In addition, the company will receive a 19.9 percent ownership for three years in the new holding company that Toshiba TEC will establish for the business. This transaction is subject to regulatory requirements and customary closing conditions and is expected to close in phases, with the initial closing expected in late second quarter or early third quarter of 2012, and subsequent closings by the end of the year. The company expects to recognize a total pre-tax gain on the sale between $450 million and $550 million. This gain will be recognized consistent with the closing schedule for the transaction.

On April 24, 2012, the company announced that the Board of Directors approved a quarterly dividend of $0.85 per common share. The dividend is payable June 9, 2012 to shareholders of record on May 10, 2012. The dividend declaration represents an increase of $0.10 and is 13 percent higher than the prior quarterly dividend of $0.75 per common share.

On April 24, 2012, the company announced that the Board of Directors authorized $7 billion in additional funds for use in the company’s common stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2012

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2012	2011	Change
Revenue	$24,673	$24,607	0.3	%*
Gross profit margin	45.1%	44.1%	0.9	pts.
Total expense and other income	$7,283	$7,041	3.4%
Total expense and other income to revenue ratio	29.5%	28.6%	0.9	pts.
Provision for income taxes	$769	$954	(19.4)%
Net income	$3,066	$2,863	7.1%
Net income margin	12.4%	11.6%	0.8	pts.
Earnings per share:
Assuming dilution	$2.61	$2.31	13.0%
Basic	$2.65	$2.34	13.2%
Weighted-average shares outstanding:
Assuming dilution	1,174.2	1,240.0	(5.3)%
Basic	1,159.1	1,222.2	(5.2)%

	3/31/12	12/31/11
Assets	$115,347	$116,433	(0.9)%
Liabilities	$94,563	$96,197	(1.7)%
Equity	$20,783	$20,236	2.7%

* 1.0 percent adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on page 54 for additional information.

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separated business results into operating and non-operating categories beginning January 1, 2011. Operating earnings is a non-GAAP measure that excludes the effects of certain acquisition-related charges and retirement-related costs, and their related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. For retirement-related costs, the company has characterized certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside the operational performance of the business.

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows the company to provide a long-term strategic view of the business going forward. For its 2015 earnings per share Road Map, the company is utilizing an operating view to establish its objectives and track its progress. The company’s segment financial results reflect operating earnings, consistent with the company’s management and measurement systems.

The following table provides the company’s non-GAAP operating earnings for the first quarter of 2012 and 2011.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2012	2011	Change
Net income as reported	$3,066	$2,863	7.1%
Non-operating adjustments (net of tax):
Acquisition-related charges	126	117	7.7
Non-operating retirement-related costs/(income)	73	10	nm
Operating (non-GAAP) earnings*	$3,265	$2,990	9.2%
Diluted operating (non-GAAP) earnings per share:	$2.78	$2.41	15.4%

nm - not meaningful

* See page 61 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the first quarter of 2012, the company reported $24.7 billion in revenue, expanded gross, pre-tax and net income margins and delivered double-digit diluted earnings per share growth of 13.0 percent as reported and 15.4 percent on an operating (non-GAAP) basis. The company generated $4.3 billion in cash from operations in the quarter driving significant shareholder returns of $3.9 billion in common stock repurchases and dividends, while also enabling the ongoing transformation of the business  - acquiring key capabilities and focusing the portfolio on areas where the company can add the most value. In the first quarter, the company closed five acquisitions for a total of $1.4 billion increasing its capabilities in the key growth initiatives. As a result of its performance, in April 2012, the company increased its full year 2012 earnings per share expectation from the expectation disclosed in January 2012 to at least $14.27 per share as reported and at least $15.00 per share for operating (non-GAAP) earnings per share.

Performance in the first quarter was led by the company’s growth initiatives. The growth markets initiative is based on expanding into new markets, building out the IT infrastructures and leading in targeted industries. The company has consistently delivered strong performance and share gains, and in the first quarter, growth markets revenue increased 8.5 percent (9 percent adjusted for currency) with 40 growth market countries delivering double-digit constant currency revenue growth. In business analytics, to help its clients deal with the massive amounts of structured and unstructured data, the company has built a broad portfolio of analytics solutions through organic investment and acquisitions, and currently has more than 9000 consultants in Global Business Services. In the first quarter, business analytics revenue increased 14 percent (15 percent adjusted for currency). Cloud computing provides an efficient and flexible delivery platform that improves the economics of information technology. The company’s SmartCloud portfolio addresses the full scope of enterprise client requirements. Total cloud revenue doubled in the first quarter when compared to the prior year with strong contribution from all areas — private cloud, public cloud and the company’s industry-based solutions. With revenue growth of over 25 percent in the first quarter, Smarter Planet continues to deliver strong growth driven by the Smarter Cities solutions and continued strength in smarter commerce offerings. Overall, within the company’s offerings in business analytics, cloud and Smarter Planet, approximately half of the revenue is software. Therefore, the success the company is having in its growth initiatives is improving the business mix and margin expansion.

Segment performance was led by Software which increased revenue 5.5 percent (7 percent adjusted for currency) driven by key branded middleware which increased 6.6 percent (8 percent adjusted for currency) and gained share for the 18th consecutive quarter. Software pre-tax income increased 12 percent versus the first quarter of 2011. Global Services expanded margins and increased total services pre-tax income by 11 percent as the company leverages its productivity initiatives and mixes to higher margin offerings and markets. Total Global Services revenue was again led by performance in the growth markets, which increased 9.4 percent (10 percent adjusted for currency). Systems and Technology revenue declined, as expected, 6.7 percent (6 percent adjusted for currency) compared to a very strong growth of 19 percent in the first quarter of 2011. In the quarter, the company extended its leadership in the UNIX market, as it continued the success in competitive displacements in the Power Systems business.

The consolidated gross profit margin increased 0.9 points versus the first quarter of 2011 to 45.1 percent. The operating (non-GAAP) gross margin increased 1.2 points to 45.7 percent. Performance was driven by a combination of margin expansion in both Global Services segments, and an improving segment mix due to the relative strength of the Software business.

Total expense and other income increased 3.4 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other income increased 2.8 percent compared to the first quarter of 2011. The year-to-year drivers for both categories were approximately:

•	Base expense	3 points
•	Acquisitions*	2 points
•	Currency**	(2) points

*	Includes acquisitions completed in prior 12-month period.
**	Reflects impacts of translation and hedging programs.

Pre-tax income grew 0.5 percent and the pre-tax margin was 15.5 percent. Net income increased 7.1 percent and the net income margin of 12.4 percent increased 0.8 points year to year. The effective tax rate for the first quarter was 20.1 percent, compared with 25.0 percent in the prior year, reflecting a one-time benefit from a tax restructuring in Latin America. Operating (non-GAAP) pre-tax income grew 3.1 percent and the pre-tax margin was 16.7 percent, an increase of 0.5 points versus the prior year. Operating (non-GAAP) net income increased 9.2 percent and the operating (non-GAAP) net income margin of 13.2 percent increased 1.1 points versus the prior year. The operating (non-GAAP) effective tax rate was 20.6 percent versus 25.0 percent in the first quarter of 2011.

Diluted earnings per share improved 13.0 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first quarter, the company repurchased 15.5 million shares of its common stock. Diluted earnings per share of $2.61 increased $0.30 from the prior year. Operating (non-GAAP) diluted earnings per share of $2.78 increased $0.37 versus the first quarter of 2011 driven by the following factors:

•	Revenue increase at actual rates:	$0.01
•	Margin expansion:	$0.21
•	Common stock repurchases:	$0.15

At March 31, 2012, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Cash and marketable securities at quarter end were $12,335 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $1,086 million ($1,879 million adjusted for currency) from December 31, 2011 driven by:

•                  Decreases in total receivables ($2,947 million) and deferred taxes ($387 million); partially offset by

•                  Increased goodwill ($1,255 million), marketable securities ($500 million), intangible assets ($249 million) and inventory ($159 million).

Total liabilities decreased $1,634 million ($1,858 million adjusted for currency) from December 31, 2011 driven by:

•                  Decreases in taxes ($1,129 million), accounts payable ($1,101 million), retirement and nonpension postretirement ($795 million) and compensation and benefits ($729 million); partially offset by

•                  Increased total deferred income ($1,129 million) and total debt ($733 million).

Total equity of $20,783 million increased $548 million from December 31, 2011 as a result of:

•                  Higher retained earnings ($2,178 million), common stock ($671 million), foreign currency translation adjustments ($398 million) and retirement-related benefit plans ($363 million); partially offset by

•                  Increased treasury stock ($3,057 million) driven by share repurchases.

The company generated $4,291 million in cash flow provided by operating activities, an increase of $499 million compared to the first quarter of 2011, driven primarily by lower net income tax payments in the first quarter of 2012 versus 2011 and improved net income. Net cash used in investing activities of $2,230 million increased $2,728 million primarily due to cash used for acquisitions ($1,267 million), purchases of marketable securities and other investments ($812 million), and decreased cash from sales of marketable securities and other investments ($800 million). Net cash used in financing activities of $2,316 million was flat compared to the prior year, primarily due to a net decrease in cash used for common stock transactions ($772 million), offset by lower net cash proceeds from total debt ($698 million).

In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012. In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year.

First Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the first-quarter 2012 versus the first-quarter 2011 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the three months ended March 31:	2012	2011	Change		Currency
Revenue:
Global Technology Services	$10,035	$9,863	1.7%		2.6%
Gross margin	35.3%	33.8%	1.5	pts.
Global Business Services	4,637	4,710	(1.5)%		(1.0)%
Gross margin	28.0%	27.4%	0.7	pts.
Software	5,600	5,308	5.5%		6.6%
Gross margin	87.0%	87.0%	(0.1)	pts.
Systems and Technology	3,749	4,019	(6.7)%		(6.4)%
Gross margin	34.2%	37.8%	(3.6)	pts.
Global Financing	490	516	(5.1)%		(3.9)%
Gross margin	50.7%	53.5%	(2.8)	pts.
Other	162	190	(14.9)%		(14.6)%
Gross margin	(74.8)%	(93.3)%	18.5	pts.
Total consolidated revenue	$24,673	$24,607	0.3%		1.0%
Total consolidated gross profit	$11,118	$10,858	2.4%
Total consolidated gross margin	45.1%	44.1%	0.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	88	85	3.6%
Acquisition-related charges	0	0	1.1
Retirement-related costs/(income)	71	14	nm
Operating (non-GAAP) gross profit	$11,278	$10,957	2.9%
Operating (non-GAAP) gross margin	45.7%	44.5%	1.2	pts.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Revenue		Pre-tax income
For the three months ended March 31:	2012	2011	2012	2011
Global Technology Services	40.9%	40.4%	33.4%	29.0%
Global Business Services	18.9	19.3	13.6	15.0
Total Global Services	59.9	59.7	46.9	44.0
Software	22.8	21.7	43.9	40.7
Systems and Technology	15.3	16.5	(2.4)	3.1
Global Financing	2.0	2.1	11.6	12.2
Total	100.0%	100.0%	100.0%	100.0%

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered $14,673 million of revenue in the first quarter of 2012, an increase of 0.7 percent (1 percent adjusted for currency) year to year. Performance in the quarter was led by the growth markets with total services revenue up 9.4 percent (10 percent adjusted for currency) driven by strong backlog growth. The services segments also had strong performance in the other growth initiatives: business analytics, cloud, and smarter planet offerings. Total outsourcing revenue of $6,952 million, which includes GTS Outsourcing and GBS Application Management Services Outsourcing, increased 1.5 percent (2 percent adjusted for currency) and total transactional revenue of $5,883 million, which includes Consulting and Systems Integration within GBS and Integrated Technology Services within GTS, increased 0.1 percent (1 percent adjusted for currency) year to year.

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended March 31:	2012	2011	Change	Currency
Global Services external revenue:	$14,673	$14,573	0.7%	1.5%
Global Technology Services	$10,035	$9,863	1.7%	2.6%
Outsourcing	5,904	5,794	1.9	2.8
Integrated Technology Services	2,295	2,224	3.2	4.1
Maintenance	1,837	1,845	(0.4)	0.5
Global Business Services	$4,637	$4,710	(1.5)%	(1.0)%
Outsourcing	1,049	1,055	(0.6)	0.1
Consulting and Systems Integration	3,589	3,654	(1.8)	(1.4)

Global Technology Services revenue of $10,035 million increased 1.7 percent (3 percent adjusted for currency) versus the first quarter of 2011. The revenue growth rate year to year in the first quarter of 2012 at constant currency was consistent with the last three quarters. Revenue performance was led by the growth markets which were up 8.8 percent (10 percent adjusted for currency). GTS Outsourcing revenue increased 1.9 percent (3 percent adjusted for currency) in the first quarter and gained share. Integrated Technology Services (ITS) revenue increased 3.2 percent (4 percent adjusted for currency) in the first quarter of 2012 compared to the first quarter of 2011, led by the growth markets which increased 14 percent year to year, adjusted for currency.

Global Business Services revenue of $4,637 million decreased 1.5 percent (1 percent adjusted for currency) versus the first quarter of 2011 and growth continued to be impacted by weakness in Japan and the Public Sector. Application Outsourcing revenue decreased 0.6 percent (flat adjusted for currency) and Consulting and Systems Integration (C&SI) revenue, which includes Consulting, Application Management Services systems integration and the U.S. Federal business, decreased 1.8 percent (1 percent adjusted for currency) year to year. GBS is leading many of the engagements across the company in the higher value solutions of business analytics and Smarter Planet. In the first quarter of 2012, GBS business analytics revenue increased 16 percent and Smarter Planet revenue grew 18 percent year to year. Geographically, the growth markets continued to perform well with revenue up 11.5 percent (12 percent adjusted for currency), while the major markets continued to be effected by Japan, and by the Public Sector, which declined more sharply in the first quarter. Revenue declines in Japan and in the

Public Sector, which combined represent over one-third of total GBS revenue, impacted the overall GBS constant currency growth rate in the first quarter of 2012 by 6 points.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2012	2011	Change
Global Technology Services:
External gross profit	$3,540	$3,330	6.3%
External gross profit margin	35.3%	33.8%	1.5	pts.
Pre-tax income	$1,480	$1,238	19.6%
Pre-tax margin	14.3%	12.2%	2.2	pts.
Global Business Services:
External gross profit	$1,301	$1,290	0.8%
External gross profit margin	28.0%	27.4%	0.7	pts.
Pre-tax income	$601	$640	(6.1)%
Pre-tax margin	12.5%	13.0%	(0.6	)pts.

GTS gross profit increased 6.3 percent in the first quarter of 2012 and gross profit margin improved 1.5 points year to year. The gross margin expansion was driven primarily by improved gross profit performance in outsourcing. Pre-tax income increased 19.6 percent to $1,480 million in the first quarter of 2012 and pre-tax margin expanded 2.2 points to 14.3 percent year to year. GTS continued to benefit from efforts to deliver productivity and efficiency, within the segment, and in conjunction with the company’s enterprise productivity initiatives. In addition, GTS continues to yield higher margins in the faster growing growth markets. GTS is also realizing the benefits from a systematic and disciplined approach to solving problems in a select set of lower margin contracts within its large overall portfolio of outsourcing contracts.

GBS gross profit increased 0.8 percent in the first quarter of 2012 and gross margin improved 0.7 points to 28.0 percent, with margin improvement in Application Outsourcing partially offset by a lower margin in C&SI. GBS segment pre-tax income declined 6.1 percent to $601 million with a pre-tax margin of 12.5 percent. GBS pre-tax income was also impacted by Japan in the first quarter. Two large contracts in Japan impacted segment pre-tax income by approximately $60 million.

Total Global Services segment pre-tax income was $2,081 million in the first quarter of 2012, an increase of $204 million or 10.8 percent year to year. The combined pre-tax margin expanded 1.3 points versus the first quarter of 2011 as the Services business leverages productivity initiatives and mixes to higher margin offerings and markets.

Global Services Backlog

The estimated Global Services backlog at March 31, 2012 was $139 billion, a decrease of 1.9 percent (increase of 1 percent adjusted for currency) compared to the March 31, 2011 balance, and a decrease of 0.9 percent (1 percent adjusted for currency) compared to the December 31, 2011 balance. Total growth markets backlog at March 31, 2012 increased 14 percent, adjusted for currency, compared to the March 31, 2011 balance, reflecting strong demand for both outsourcing and transactional services in these markets. The estimated outsourcing backlog at March 31, 2012 was $91 billion, a decrease of 4.9 percent (2 percent adjusted for currency) from the March 31, 2011 level, and a decrease of 1.9 percent (2 percent adjusted for currency) from the December 31, 2011 balance.

(Dollars in billions) At March 31:	2012	2011	Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
Backlog:
Total backlog	$139.4	$142.2	(1.9)%	0.7%
Outsourcing backlog	$90.8	$95.5	(4.9)%	(2.3)%

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

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended March 31:	2012	2011	Change	Currency
Total signings:	$11,776	$10,508	12.1%	15.0%
Outsourcing signings	$5,456	$4,716	15.7%	19.7%
Transactional signings	6,319	5,791	9.1	11.2

Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2012	2011*	Change	Currency
Software external revenue:	$5,600	$5,308	5.5%	6.6%
Middleware:	$4,539	$4,350	4.3%	5.4%
Key branded middleware:	3,469	3,255	6.6	7.6
WebSphere Family			16.3	17.3
Information Management			5.2	6.3
Lotus			(0.5)	0.5
Tivoli			4.6	5.7
Rational			1.2	2.3
Other middleware	1,070	1,095	(2.2)	(1.2)
Operating systems	590	542	8.9	10.0
Other	471	417	13.0	14.1

* Reclassified to conform with 2012 presentation

Software revenue of $5,600 million increased 5.5 percent (7 percent adjusted for currency) in the first quarter of 2012 as the business addressed opportunities in business analytics, cloud and Smarter Planet. The company continues to invest in the Software business to increase its capabilities in these key growth initiatives and completed four acquisitions (Green Hat, Emptoris, Worklight, DemandTec) in the first quarter of 2012.

Key branded middleware revenue increased 6.6 percent (8 percent adjusted for currency) and gained share for the 18th straight quarter as Software revenue continues to mix to the fast growing branded middleware. In the first quarter of 2012, branded middleware accounted for 62 percent of total software revenue, an increase of 1 point from the first quarter of 2011. A third party named the company the worldwide market share leader in the application infrastructure and middleware segment. This marks the 11th consecutive year of software leadership for the company.

WebSphere revenue increased 16.3 percent (17 percent adjusted for currency) and gained share for the 14th consecutive quarter. Revenue growth was driven by strong contribution from the application server products, which increased 16 percent (17 percent adjusted for currency), and continued momentum in the Smarter Commerce offerings, which increased 18 percent (19 percent adjusted for currency). In the first quarter of 2012, the company strengthened its Smarter Commerce integrated portfolio by completing the acquisitions of DemandTec, a leader of pricing and promotion optimization solutions, and Emptoris, which helps clients reduce procurement costs and risks.

Information Management revenue increased 5.2 percent (6 percent adjusted for currency) and gained share in the first quarter of 2012. Business analytics revenue increased 18 percent (19 percent adjusted for currency) led by Cognos. The revenue performance in Cognos was driven by the successful integration of its predictive capabilities into recent product introductions covering both Business Intelligence and Financial Performance Management. Within Distributed Database, the Software business continued to expand the global Netezza customer base, with approximately two-thirds of new clients from outside North America. For the first quarter of 2012, Netezza had a win-rate of nearly 80 percent in head-to-head proof of concept engagements.

Lotus revenue decreased 0.5 percent (increased 1 percent adjusted for currency) in the first quarter of 2012 year to year and held share.

Tivoli revenue increased 4.6 percent (6 percent adjusted for currency) in the first quarter of 2012 and held share. Revenue performance was led by Storage software with growth of 18 percent (19 percent adjusted for currency) in the quarter. Security software, including Q1Labs, delivered revenue growth of 6 percent (7 percent adjusted for currency), as clients turn to Tivoli for intelligence, integration and expertise across its comprehensive framework of solutions.

Rational revenue increased 1.2 percent (2 percent adjusted for currency) and gained share in the first quarter of 2012. Revenue growth was driven by Telelogic, which increased 10 percent (12 percent adjusted for currency).

Operating systems revenue increased 8.9 percent (10 percent adjusted for currency) in the first quarter of 2012, driven primarily by growth in Power Systems.

Other software revenue increased 13.0 percent (14 percent adjusted for currency) year over year, driven by growth in software-related services.

			Yr. to Yr.
			Precent/
(Dollars in millions)			Margin
For the three months ended March 31:	2012	2011	Change
Software:
External gross profit	$4,870	$4,620	5.4%
External gross profit margin	87.0%	87.0%	(0.1	)pts.
Pre-tax income	$1,945	$1,735	12.1%
Pre-tax margin	30.2%	28.3%	1.9	pts.

Software gross profit increased 5.4 percent to $4,870 million in the first quarter of 2012 with a gross profit margin of 87.0 percent, essentially flat year to year. Software delivered segment pre-tax income of $1,945 million in the first quarter of 2012, an increase of 12.1 percent compared to the first quarter of 2011. Segment pre-tax margin expanded 1.9 points to 30.2 percent. The relative strength of the Software business and its success in the key growth initiatives is contributing significantly to the company’s overall gross and pre-tax margin expansion.

Systems and Technology

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2012	2011	Change	Currency
Systems and Technology external revenue:	$3,749	$4,019	(6.7)%	(6.4)%
System z			(24.7)%	(24.2)%
Power Systems			0.2	0.7
System x			0.2	(0.1)
Storage			(3.8)	(3.0)
Retail Store Solutions			(12.5)	(11.8)
Total Systems			(5.9)	(5.5)
Microelectronics OEM			(12.6)	(12.6)

Systems and Technology revenue decreased 6.7 percent (6 percent adjusted for currency) in the first quarter of 2012 versus the same period in 2011.  The decline in performance in the first quarter of 2012 was a result of very strong revenue growth in the first quarter of 2011 of 19 percent. Growth markets revenue increased 5.7 percent (5 percent adjusted for currency) in the first quarter, while the major markets decreased 11.1 percent (10 percent adjusted for currency) in the first quarter of 2012 on a year-to-year basis.

System z revenue decreased 24.7 percent (24 percent adjusted for currency) in the first quarter of 2012 versus the first quarter of 2011. MIPS (millions of instructions per second) shipments decreased 5 percent in the first quarter of 2012 versus the same period of 2011 and the company mixed towards specialty engines. The decline in revenue and MIPS in the first quarter was expected and was a result of the strong prior year performance in which revenue increased 41 percent. The performance in the quarter was consistent with prior mainframe product cycles.

Power Systems revenue increased 0.2 percent (1 percent adjusted for currency) in the first quarter of 2012 versus the first quarter of 2011, which grew 19 percent, with particular strength in high performance computing solutions. The company extended its market leadership this quarter, the 16th consecutive quarter of year-to-year share gains. In the first quarter of 2012, the company had over 250 competitive displacements resulting in over $200 million of business; approximately 60 percent were from Hewlett Packard with most of the balance from Oracle/Sun.

System x revenue increased 0.2 percent (flat adjusted for currency) in the first quarter of 2012 versus the first quarter of 2011. In the first quarter of 2012, System x revenue increased 19 percent (17 percent adjusted for currency) in the growth markets; the 10th consecutive quarter of double-digit revenue growth in these emerging markets.

Storage revenue decreased 3.8 percent (3 percent adjusted for currency) in the first quarter versus the comparable period in 2011. Total disk revenue decreased 2 percent (1 percent adjusted for currency) in the first quarter of 2012 versus the first quarter of 2011. Tape revenue decreased 12 percent (11 percent adjusted for currency) in the first quarter of 2012 compared to the prior year. The value in storage solutions continues to shift to software, as storage software revenue increased 18 percent in the first quarter compared to the prior year.

Retail Stores Solutions revenue decreased 12.5 percent (12 percent adjusted for currency) in the first quarter of 2012 versus the same period in 2011.

Microelectronics OEM revenue decreased 12.6 percent (13 percent adjusted for currency) in the first quarter of 2012 versus the comparable period of 2011.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2012	2011	Change
Systems and Technology:
External gross profit	$1,281	$1,520	(15.7)%
External gross profit margin	34.2%	37.8%	(3.6	)pts.
Pre-tax income	$(105)	$132	nm
Pre-tax margin	(2.7)%	3.1%	(5.8	)pts.

nm — not meaningful

System and Technology’s gross margin decreased 3.6 points in the first quarter of 2012 versus the prior year. The decrease was driven by margin declines in Storage (1.6 points), System x (0.6 points), Microelectronics (0.5 points) and Power Systems (0.4 points), as well as revenue mix (0.7 points). These declines were partially offset by a gross margin improvement in System z (0.4 points).

Systems and Technology’s pre-tax income decreased $236 million to a loss of $105 million in the first quarter of 2012 when compared to the prior year. Pre-tax margin declined 5.8 points in the first quarter of 2012 versus the first quarter of 2011.

Global Financing

See pages 56 to 61 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2012	2011	Change	Currency
Total Revenue	$24,673	$24,607	0.3%	1.0%
Geographies:	$24,164	$23,992	0.7%	1.5%
Americas	10,477	10,339	1.3	1.9
Europe/Middle East/Africa	7,578	7,760	(2.4)	1.1
Asia Pacific	6,109	5,893	3.7	1.4

Major markets			(1.3)%	(0.5)%
Growth markets			8.5%	9.0%
BRIC countries			9.5%	11.4%

Total geographic revenue increased 0.7 percent (1 percent adjusted for currency) to $24,164 million in the first quarter of 2012, led by strong performance in the growth markets. Adjusted for currency the revenue growth rate in the first quarter was consistent with the growth rate in the fourth quarter of 2011.

Revenue from the major markets decreased 1.3 percent (flat adjusted for currency) in the first quarter of 2012 compared to the first quarter of 2011. Within the Americas, performance was led by Canada with growth of 7.7 percent (9 percent adjusted for currency). In Europe, adjusted for currency, revenue performance was in line with the fourth quarter of 2011 with the most consistent performance coming from the U.K. and Spain. The U.K increased 7.8 percent (10 percent adjusted for currency), its 10th consecutive quarter of growth, adjusted for currency. Spain continues to leverage its global relationships and delivered its 6th consecutive quarter of revenue growth, adjusted for currency.  Germany revenue in the first quarter of 2012 decreased 3.1 percent as reported and increased 1 percent at constant currency.

Revenue from the growth markets increased 8.5 percent (9 percent adjusted for currency) and gained share for the 7th consecutive quarter as the company accelerates its market expansion initiative. On a constant currency basis, revenue growth outpaced the major markets by 10 points in the first quarter. In the BRIC countries (Brazil, Russia, India and China) revenue increased 9.5 percent (11 percent adjusted for currency) with double-digit growth in China, India and Russia. With approximately 60 percent of the growth markets business being outside the BRIC countries, all together, the company had double-digit revenue growth in 40 growth market countries, adjusted for currency, in the first quarter of 2012. The growth markets strategy to expand into new markets, build out IT infrastructures and lead in targeted industries is continuing to drive strong performance and share gains.

Americas revenue increased 1.3 percent (2 percent adjusted for currency) in the first quarter of 2012 compared to the first quarter of 2011 which grew 9.0 percent (8 percent adjusted for currency). The U.S. was essentially flat versus a growth of 6.7 percent in the prior year. Revenue in the Latin America growth markets increased 6.9 percent (10 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 2.4 percent (increased 1 percent adjusted for currency) in the first quarter of 2012 compared to the first quarter of 2011. Within the major market countries, revenue performance was mixed with the U.K. up 7.8 percent (10 percent adjusted for currency), Spain down 1.8 percent (up 3 percent adjusted for currency), Germany down 3.1 percent (up 1 percent adjusted for currency), Italy down 6.1 percent (2 percent adjusted for currency) and France down 14.3 percent (10 percent adjusted for currency). The EMEA growth markets increased 4.0 percent (8 percent adjusted for currency) in the first quarter of 2012.

Asia Pacific revenue increased 3.7 percent (1 percent adjusted for currency) year over year. The growth markets increased 10.2 percent (9 percent adjusted for currency), led by growth in China of 16.1 percent (13 percent adjusted for currency) and India of 3.5 percent (15 percent adjusted for currency). Japan decreased 3.9 percent (7 percent adjusted for currency).

OEM revenue of $509 million in the first quarter of 2012 decreased 17.1 percent (17 percent adjusted for currency) driven by the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Total consolidated expense and other (income)	$7,283	$7,041	3.4%
Non-operating adjustments:
Amortization of acquired intangible assets	(78)	(73)	6.3
Acquisition-related charges	(7)	(7)	1.3
Non-operating retirement-related (costs)/income	(32)	10	nm
Total operating (non-GAAP) expense and other (income)	$7,166	$6,971	2.8%
Total consolidated expense-to-revenue ratio	29.5%	28.6%	0.9	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.0%	28.3%	0.7	pts.

nm — not meaningful

Total expense and other (income) increased 3.4 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 2.8 percent compared to the first quarter of 2011, respectively. The key drivers of the year-to-year change in total expense and other (income) for both expense presentations were approximately:

•	Base expense	3 points
•	Acquisitions*	2 points
•	Currency **	(2) points

*    Includes acquisitions completed in prior 12-month period.

** Reflects impacts of translation and hedging programs.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011*	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,922	$4,922	0.0%
Advertising and promotional expense	316	323	(2.3)
Workforce rebalancing charges	226	223	1.1
Retirement-related costs	217	167	29.7
Amortization of acquired intangible assets	78	73	6.3
Stock-based compensation	119	130	(8.5)
Bad debt expense	10	(13)	nm
Total consolidated selling, general and administrative expense	$5,886	$5,826	1.0%
Non-operating adjustments:
Amortization of acquired intangibles assets	(78)	(73)	6.3
Acquisition-related charges	(6)	(3)	112.5
Non-operating retirement-related (costs)/income	(36)	(10)	nm
Operating (non-GAAP) selling, general and administrative expense	$5,766	$5,740	0.5%

nm — not meaningful

* Reclassified to conform with 2012 presentation.

Total Selling, general and administrative (SG&A) expense increased 1.0 percent (2 percent adjusted for currency) in the first quarter of 2012 versus the first quarter of 2011. The increase was driven by acquisition-related spending (2 points), partially offset by currency impacts (1 point), while base expense was flat. Operating (non-GAAP) SG&A expense increased 0.5 percent (2 percent adjusted for currency) primarily driven by the same factors. Bad debt expense increased $22 million in the first quarter of 2012. The accounts receivable provision coverage is 1.6 percent at March 31, 2012, an increase of 10 basis points from year-end 2011.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(71)	$96	nm %
(Gains)/losses on derivative instruments	60	(40)	nm
Interest income	(31)	(36)	(15.0)
Net (gains)/losses from securities and investment assets	(6)	(215)	(97.1)
Other	(11)	(8)	41.5
Total consolidated other (income) and expense	$(58)	$(202)	(71.2)%
Non-operating adjustment:
Acquisition-related charges	(1)	(4)	(82.1)
Operating (non-GAAP) other (income) and expense	$(59)	$(206)	(71.4)%

nm — not meaningful

Other (income) and expense was income of $58 million and $202 million in the first quarter of 2012 and 2011, respectively. The decrease in income of $144 million in the first quarter of 2012 was primarily driven by lower gains from securities and investment asset sales ($209 million) and increased losses on derivative instruments ($101 million). In the first quarter of 2011, the company had investment gains of over $200 million, primarily from the sale of Lenovo shares.  This decline in income was partially offset by higher gains from foreign currency transactions ($168 million) due to foreign currency rate volatility year to year.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Total consolidated research, development and engineering	$1,601	$1,587	0.9%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	4	19	(77.5)
Operating (non-GAAP) research, development and engineering	$1,605	$1,606	(0.1)%

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 0.9 percent in the first quarter of 2012 versus the first quarter of 2011 primarily driven by: acquisitions (up 2 points), partially offset by base expense (down 1 point) and currency impacts (down 1 point). Operating (non-GAAP) RD&E expense decreased 0.1 percent in the first quarter of 2012 compared to the prior year, primarily driven by acquisitions (up 2 points), partially offset by base expense (down 2 points) and currency impacts (down 1 point).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$67	$66	1.5%
Licensing/royalty-based fees	66	53	24.5
Custom development income	123	144	(14.2)
Total	$255	$262	(2.5)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the first quarter of 2012 and 2011.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Interest expense	$110	$93	17.7%

The increase in interest expense was driven by higher average debt levels, partially offset by lower average interest rates in the first quarter of 2012 versus the first quarter of 2011. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See pages 59 and 60 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the first quarter 2012 was $252 million, an increase of $17 million year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2012	2011	Change
Retirement-related plans — cost:
Service cost	$124	$141	(12.5)%
Amortization of prior service cost/(credits)	(37)	(39)	(2.8)
Cost of defined contribution plans	427	410	4.1
Total operating costs	$513	$513	(0.3)%
Interest cost	$1,066	$1,149	(7.2)%
Expected return on plan assets	(1,593)	(1,638)	(2.7)
Recognized actuarial losses	606	459	32.0
Plan amendments/curtailments/settlements	1	0	nm
Multi-employer plan/other costs	23	34	(31.4)
Total non-operating costs/(income)	$102	$4	nm
Total retirement-related plans — cost	$616	$517	19.0%

nm — not meaningful

In the first quarter, total retirement-related plans cost increased by $98 million compared to the first quarter of 2011, primarily driven by an increase in recognized actuarial losses.

As discussed in the “Snapshot” on pages 35 and 36, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter were $513 million, essentially flat compared to the first quarter of 2011. Non-operating costs of $102 million increased $98 million in the first quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($147 million) and lower expected return on plan assets ($44 million), partially offset by lower interest cost ($83 million).

See Note 8, “Retirement-Related Benefits” on page 27 for additional plan cost detail.

Taxes

The effective tax rate for the first quarter of 2012 was 20.1 percent compared to an effective tax rate of 25.0 percent for the first quarter of 2011. The operating (non-GAAP) tax rate for the first quarter of 2012 was 20.6 percent compared to 25.0 percent for the first quarter of 2011.

The decline in the rate year to year was primarily due to discrete period tax events in the first quarter of 2012 driven by a one-time benefit associated with a tax restructuring in Latin America.

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

The amount of unrecognized tax benefits at December 31, 2011 decreased by $26 million in the first quarter of 2012 to $5,549 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5,057 million at March 31, 2012.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,455 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The first court hearing was held in September 2011 with a second hearing scheduled for May 2012.

In October 2011, the IRS commenced its audit of the company’s U.S. tax returns for 2008 through 2010.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2012	2011	Change
Earnings per share of common stock:
Assuming dilution	$2.61	$2.31	13.0%
Basic	$2.65	$2.34	13.2%
Diluted operating (non-GAAP)	$2.78	$2.41	15.4%
Weighted-average shares outstanding: (in millions):
Assuming dilution	1,174.2	1,240.0	(5.3)%
Basic	1,159.1	1,222.2	(5.2)%

Actual shares outstanding at March 31, 2012 were 1,153.5 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter of 2012 was 65.8 million lower than the same period in 2011, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At March 31, 2012, the company’s balance sheet and liquidity positions remain strong. Cash and marketable securities at quarter end were $12,335 million. At March 31, 2012, a significant portion of the investment portfolio was invested in U.S. sovereign instruments, with no holdings of European sovereign debt securities. Total debt of $32,053 million increased $733 million from prior year-end levels driven by an increase in long term debt of $2,903 million due to new debt issuances, partially offset by a decrease in commercial paper to $300 million compared to $2,300 million at December 31, 2011. The company continues to have substantial flexibility in the market. In the first three months, the company generated $4,291 million in cash from operations, an increase of $499 million compared to the first quarter of 2011 (see cash flow analysis on pages 50 and 51). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

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

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Current assets	$48,847	$50,928
Current liabilities	38,209	42,123
Working capital	$10,638	$8,805

Current ratio	1.28:1	1.21:1

Working capital increased $1,833 million from the year-end 2011 position. The key changes are described below:

Current assets decreased $2,082 million ($2,564 million adjusted for currency), due to:

•                  A decline of $2,720 million ($2,992 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances, partially offset by

•                  An increase in cash and cash equivalents and marketable securities of $413 million (see cash analysis below); and

•                  An increase of $159 million ($150 million adjusted for currency) in inventories, primarily in Systems and Technology.

Current liabilities decreased $3,914 million ($4,088 million adjusted for currency), as a result of:

•                  A decrease in short-term debt of $2,169 million primarily driven by a decrease in commercial paper

•                  A decrease of $1,129 million in taxes payable primarily due to tax payments in Japan and the U.S.

•                  A decrease in accounts payable of $1,101 million reflecting declines from typically higher year-end balances; and

•                  A decrease in compensation and benefits of $729 million reflecting declines from typically higher year-end balances, partially offset by

•                  An increase in deferred income of $1,072 million ($969 million adjusted for currency) primarily due to annual Global Services and Software customer contract renewals.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2012	2011
Net cash provided by/(used in):
Operating activities	$4,291	$3,792
Investing activities	(2,230)	498
Financing activities	(2,316)	(2,314)
Effect of exchange rate changes on cash and cash equivalents	167	126
Net change in cash and cash equivalents	$(87)	$2,102

Net cash from operating activities increased by $499 million as compared to the first quarter of 2011 driven by the following factors:

•                  Improved net income of $204 million.

•                  An increase in cash provided by operating assets and liabilities of $190 million due to:

•                  Lower net taxes of $489 million during the first three months of 2012 compared to 2011; partially offset by

•                  A decrease in cash provided by accounts receivable of $234 million.

Net cash used in investing activities increased $2,728 million driven by:

•                  An increase of $1,267 million in cash used for acquisitions; and

•                  A net decrease of $1,612 million from purchases and sales of marketable securities and other investments.

Net cash from financing activities was essentially flat as compared to the first three months of 2011 driven by the following factors:

•                  Lower cash proceeds from debt of $951 million as compared to $1,649 million in 2011, partially offset by

•                  A net decrease of $772 million in cash used for share repurchase and other common stock transactions as compared to the first three months of 2011.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Noncurrent assets	$66,500	$65,505
Long-term debt	25,760	22,857
Noncurrent liabilities (excluding debt)	30,595	31,217

The increase in noncurrent assets of $995 million (an increase of $685 million adjusted for currency) was driven by:

•                  An increase of $1,504 million ($1,318 million adjusted for currency) in goodwill and intangible assets driven by acquisitions; partially offset by

•                  A decrease of $403 million in noncurrent deferred taxes ($345 million adjusted for currency) primarily driven by retirement related activity; and

•                  A decrease of $227 million in long term financing receivables ($236 million adjusted for currency) driven by maturities exceeding originations.

Long-term debt increased by $2,903 million primarily driven by new debt issuances of $3,120 million.

Other noncurrent liabilities, excluding debt, decreased $622 million ($707 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $795 million ($766 million adjusted for currency) primarily driven by contributions to non-U.S. plans and returns on plan assets; partially offset by

•                  An increase of $116 million ($23 million adjusted for currency) in other noncurrent liabilities primarily due to an increase in tax related liabilities.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Total company debt	$32,053	$31,320
Total Global Financing segment debt	$23,597	$23,332
Debt to support external clients	20,287	20,051
Debt to support internal clients	3,310	3,281

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on pages 59 and 60.

Given the significant Global Financing leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 32.7 percent at March 31, 2012 compared to 32.0 percent at December 31, 2011. The increase was driven by an increase in non-Global Financing debt of $469 million, partially offset by an increase in non-Global Financing equity of $437 million from December 31, 2011 balances.

Consolidated debt-to-capitalization ratio was 60.7 percent at March 31, 2012 and December 31, 2011.

Equity

Total equity increased by $548 million from December 31, 2011 as a result of an increase in retained earnings of $2,178 million, an increase of $671 million in common stock and lower accumulated other comprehensive losses of $770 million, partially offset by an increase in treasury stock of $3,057 million, primarily related to common stock repurchases in the first three months of 2012.

Looking Forward

The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In May 2010, the company met with investors and introduced a road map for earnings per share in 2015. The objective of the road map for growth is to achieve at least $20 of operating (non-GAAP) earnings per diluted share in 2015. The company has identified the major drivers of financial performance: revenue growth, margin expansion and common stock share repurchase. The revenue growth will come from a combination of base revenue growth, a shift to faster growing businesses and from acquisitions closed between 2010 and 2015. The company expects continued opportunity in the growth markets and in the higher value solutions, including business analytics, Smarter Planet and cloud computing, where the company believes its enterprise clients will continue to focus. The contribution from margin expansion will be driven by the mix of higher margin businesses and enterprise productivity. The company will also continue to return value to its shareholders, with approximately $50 billion of share repurchase and $20 billion of dividends expected during the road map period. Overall, the company expects fairly balanced contribution from revenue growth, margin expansion and share repurchase.

In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012.  In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year. The operating (non-GAAP) earnings per share expectation exclude acquisition-related charges of $0.47 per share and non-operating retirement-related costs of $0.26 per share. This expectation results in an increase year to year of 9 percent in GAAP earnings per share and an increase of 12 percent year to year in operating (non-GAAP) earnings per share. Looking forward, the company expects approximately 10 percent year to year growth in earnings per share on both an as reported and operating (non-GAAP) basis in each of the next three quarters of 2012.  The company’s first quarter revenue growth rate of 1 percent was consistent with the fourth quarter of 2011 growth rate of 1 percent, both adjusted for currency.

This trajectory should improve in the second half of 2012 as the business in Japan stabilizes and the company announces its new product offerings starting with the PureSystems announcement. In addition, at the April 16, 2012 spot rates, currency will be a headwind of 3 points in the second and third quarters, before easing to neutral in the fourth quarter. These dynamics, plus the continued strength of the company’s operating model and growth initiatives will drive performance.

From a segment perspective, in the first quarter, the Global Services business increased pre-tax income by 10.8 percent, expanded pre-tax margin by 1.3 points and grew backlog by 1 percent, adjusted for currency, versus the prior year. Looking forward, the company expects the Global Services business to deliver double-digit profit growth for the year. The Software business delivered another strong quarter in the first quarter of 2012 capitalizing on the momentum and a strong set of opportunities it had coming off an excellent performance in 2011. In the first quarter, the company continued to strengthen the portfolio through a series of acquisitions that will contribute to the Software business performance in future periods. The Systems and Technology business will face a tough comparison in the first half of 2012 driven primarily by the System z mainframe product cycle performance in the first half of 2011. In April 2012, the company established a new class of computing with the introduction of PureSystems —a new family of expert integrated systems that leverages decades of innovation with market-leading software to help clients address the economics and complexity of deploying new IT infrastructure. PureSystems has the potential to lower total IT cost by more than 50 percent over three years, enabling clients to reinvest these savings. The company expects the Systems and Technology business to deliver revenue growth in the second half of the year based on new product announcements — PureSystems is the first announcement — and to also deliver double-digit profitability in the second half.

Overall, the company’s expectation for 2012 is consistent with its business model: revenue growth, margin expansion driven by a mix to software and continued productivity and prudent use of cash to drive investments, acquisitions and share repurchase. The company will continue to improve its portfolio through acquisitions and divestitures and will continue to invest in market opportunities and drive productivity. The company will continue to rebalance its workforce to opportunities and skills aligned with its key investments and hire resources to drive growth initiatives. The company expects a higher level of workforce rebalancing charges in 2012 compared to 2011; potentially higher than the amount incurred in 2010. The company expects to offset this expense within net income consistent with its earnings expectation for 2012.

The company’s effective tax rate in the first quarter was 20.1 percent, down 4.9 points compared to the first quarter of 2011. The lower tax rate was primarily due to a one-time benefit associated with a tax restructuring in Latin America. The company expects its full year 2012 effective tax rate on an as reported and operating (non-GAAP) basis to be in the range of 24 percent; excluding the one-time benefit in the first quarter, the effective tax rate on an as reported and operating (non-GAAP) basis to be in the range of 25 percent.

The company expects 2012 pre-tax retirement-related plan cost to be approximately $2.3 billion, an increase of approximately $500 million compared to 2011. This estimate reflects current pension plan assumptions at December 31, 2011. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.9 billion, approximately flat versus 2011. Non-operating retirement-related plan cost is expected to be approximately $0.4 billion versus income of $0.1 billion in 2011.

The economy could impact the credit quality of the company’s receivables, and therefore the allowance for credit losses. The company will continue to apply its rigorous credit policies and analysis, and will also continue to monitor the current economic environment, particularly in Europe. At March 31, 2012, total receivables in Portugal, Italy, Ireland, Greece and Spain were approximately $2.6 billion, net of allowances, and represented approximately 7 percent of total net trade and financing accounts receivables.  The company will continue to monitor potential exposures in these countries in conjunction with the application of its credit policies.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At March 31, 2012, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2011. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the 2011 IBM Annual Report in Note D, “Financial Instruments,” on pages 96 to 100.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Based on the currency rate movements in the first three months of 2012, total revenue increased 0.3 percent as reported and 1.0 percent at constant currency versus the first three months of 2011. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $45 million in the first three months of 2012. The same mathematical exercise resulted in approximately an $80 million increase in the first three months of 2011. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout 2011 and the first three months of 2012. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2010 and 2011 revenue, respectively).

Liquidity and Capital Resources

In the company’s 2011 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2012, those amounts are $4.3 billion for net cash from operating activities, $12.3 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2012 appear in the table below and remain unchanged from December 31, 2011. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2012, the fair value of those instruments that were in a liability position was $319 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	A+	Aa3	A+
Commercial paper	A-1	Prime-1	F1

The table appearing on page 57 of the 2011 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 50 and 51. The following is management’s view of cash flows for the first three months of 2012 and 2011 prepared in a manner consistent with the table and description on pages 56 and 57 of the 2011 Annual Report:

(Dollars in millions)
For the three months ended March 31:	2012	2011
Net cash from operating activities per GAAP:	$4,291	$3,792
Less: the change in Global Financing receivables	1,424	1,936
Net cash from operating activities, excluding Global Financing receivables	2,867	1,856
Capital expenditures, net	(1,002)	(1,058)
Free cash flow	1,865	798
Acquisitions	(1,319)	(51)
Share repurchase	(3,015)	(4,045)
Dividends	(870)	(795)
Non-Global Financing debt	657	1,027
Other (includes Global Financing receivables and Global Financing debt)	3,094	4,660
Change in cash, cash equivalents and short-term marketable securities	$413	$1,594

Free cash flow for the first three months of 2012 increased $1,067 million versus the first three months of 2011; excluding the impact of net income tax settlement payments in the first quarter of 2011, free cash flow would have increased at a double-digit rate year to year. The increase was driven by net income and working capital efficiencies.

Events that could temporarily change the historical cash flow dynamics discussed above and in the 2011 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 31 to 33 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $800 million in 2012.  The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

The company’s U.S. cash flows continue to be sufficient to fund its current domestic operations and obligations, including investing and financing activities such as dividends and debt service. The company’s U.S. operations generate substantial cash flows, and, in those circumstances where the company has additional cash requirements in the U.S., the company has several liquidity options available. These options include the ability to borrow funds at reasonable interest rates, utilizing its committed global credit facility, repatriating certain foreign earnings and calling intercompany loans that are in place with certain foreign subsidiaries.

The company does earn a significant amount of its pre-tax income outside the U.S. The company’s policy is to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The company periodically repatriates a portion of these earnings to the extent that it does not incur an additional U.S tax liability. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. While the company currently does not have a need to repatriate funds held by its foreign subsidiaries, if these funds are needed for operations and obligations in the U.S., the company could elect to repatriate these funds which could result in a reassessment of the company’s policy and increased tax expense.

Global Financing

Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates clients’ acquisition of IBM systems, software and services with the objective of generating consistently strong returns on equity.

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
External revenue	$490	$516
Internal revenue	485	497
Total revenue	975	1,013
Cost	303	335
Gross profit	$672	$678
Gross profit margin	68.9%	66.9%
Pre-tax income	$512	$519
After-tax income*	$343	$341
Return on equity*	41.5%	41.1%

* See page 60 for the details of the after-tax income and the return on equity calculation.

The decrease in revenue in the first quarter, as compared to the same period in 2011, was due to:

•            A decline in external revenue of 5.1 percent (4 percent adjusted for currency), due to decreases in financing revenue (down 5.2 percent to $391 million) and in used equipment sales revenue (down 4.4 percent to $98 million); and

•            A decline in internal revenue of 2.5 percent primarily driven by a decrease in financing revenue (down 7.5 percent to $141 million).

The decrease in external financing revenue was primarily due to lower asset yields. The decrease in internal financing revenue was primarily due to a decrease in remarketing lease revenue.

Global Financing gross profit decreased 0.9 percent compared to the same period in 2011 due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit. Gross profit margin increased 2.0 points due to increases in both used equipment sales and financing margins.

Global Financing pre-tax income decreased 1.3 percent in the first quarter of 2012 versus the same period in 2011. The decrease was driven by the decrease in gross profit of $6 million and higher financing receivables provisions of $16 million, partially offset by a decrease in selling, general and administrative expenses of $16 million.  The increase in financing receivables provisions was primarily due to lower reserve requirements in the prior year. The overall allowance for credit losses coverage rate is 1.3 percent, a decrease of 0.2 points versus the first quarter of 2011, but flat versus the December 31, 2011 coverage rate.

Pre-tax margin of 52.6 percent increased 1.3 points versus the first quarter of 2011.

The increase in return on equity for the first quarter of 2012 compared to the same period in 2011 was primarily driven by higher after-tax income.

Financial Condition

Balance Sheet

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$1,288	$1,308
Net investment in sales-type and direct financing leases	9,149	9,209
Equipment under operating leases:
External clients (a)	1,497	1,567
Internal clients (b) (c)	175	219
Client loans	11,110	11,363
Total client financing assets	21,931	22,358
Commercial financing receivables	5,483	7,130
Intercompany financing receivables(b) (c)	4,289	4,586
Other receivables	338	334
Other assets	707	712
Total assets	$34,036	$36,427
Intercompany payables (b)	$3,653	$6,213
Debt (d)	23,597	23,332
Other liabilities	3,427	3,633
Total liabilities	30,676	33,178
Total equity	3,360	3,249
Total liabilities and equity	$34,036	$36,427

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

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from one to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the 2011 IBM Annual Report.

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

At March 31, 2012, substantially all financing assets are IT related assets, and approximately 62 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external financing originations:

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Client financing	$3,191	$3,086
Commercial financing	8,499	7,724
Total	$11,690	$10,811

Cash collections of both commercial and client financing assets exceeded new financing originations in both the first quarter of 2012 and 2011, which resulted in a net decline in total financing assets for these periods. The increase in originations was due to improving volumes in both client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At March 31,	At December 31,
(Dollars in millions)	2012	2011
Gross financing receivables	$25,418	$27,366
Specific allowance for credit losses	220	226
Unallocated allowance for credit losses	120	124
Total allowance for credit losses	340	350
Net financing receivables	$25,078	$27,016
Allowance for credit losses coverage	1.3%	1.3%

Roll Forward of  Global Financing Receivables Allowance for Credit Losses (includes current and non current financing receivables)

(Dollars in millions)	Allowance	Additions/
January 1, 2012	Used*	(Reductions)	Other**	March 31, 2012
$350	$(8)	$(6)	$4	$340

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved remained at 1.3 percent for periods ending December 31, 2011 and March 31, 2012.  Specific reserves decreased 3 percent from $226 million at December 31, 2011 to $220 million at March 31, 2012. Unallocated reserves decreased 3 percent from $124 million at December 31, 2011 to $120 million at March 31, 2012 due primarily to the decline in gross financing receivables.

Global Financing’s bad debt expense was a decrease of $6 million for the three months ended March 31, 2012, compared with a decrease of $21 million for the three months ended March 31, 2011. The year-to-year increase was attributed primarily to lower reserve requirements in the three months ended March 31, 2011.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 45.4 percent of Global Financing’s revenue in the first quarter of 2012 and 44.2 percent in the first quarter of 2011.  The gross margin on these sales was 59.1 percent and 56.1 percent in the first quarter of 2012 and 2011, respectively.  The margin increase was driven by an increase in the internal sales margin.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2012 and March 31, 2012. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on lease at March 31, 2012 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees for sales-type leases were $171 million and $182 million for the financing transactions originated during the quarters ended March 31, 2012 and March 31, 2011, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $11 million and $8 million for the financing transactions originated during the quarters ended March 31, 2012 and March 31, 2011, respectively. The cost of guarantees was $1.1 million and $0.8 million for the quarters ended March 31, 2012 and March 31, 2011, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	March 31, 2012 Balance
	January 1,	March 31				2015 and
(Dollars in millions)	2012	2012	2012	2013	2014	Beyond
Sales-type and direct financing leases	$745	$730	$126	$186	$254	$164
Operating leases	296	297	106	103	68	20
Total unguaranteed residual value	$1,041	$1,027	$232	$289	$322	$184
Related original amount financed	$18,635	$18,466
Percentage	5.6%	5.6%

Debt

	At March 31,	At December 31,
	2012	2011
Debt-to-equity ratio	7.0x	7.2x

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 56 and in Segment Information on page 25

In the company’s Consolidated Statement of Earnings on page 3, however, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on total company debt. In this table, intercompany activity includes internal loans and leases at arm’s length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	At March 31, 2012		At December 31, 2011
Global Financing Segment		$23,597		$23,332
Debt to support external clients	$20,287		$20,051
Debt to support internal clients	3,310		3,281
Non-Global Financing Segments		8,456		7,987
Debt supporting operations	11,766		11,269
Intercompany activity	(3,310)		(3,281)
Total company debt		$32,053		$31,320

Liquidity and Capital Resources

As a segment of the company, Global Financing is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Numerator :
Global Financing after tax income*	$343	$341
Annualized after-tax income (A)	$1,373	$1,363
Denominator :
Average Global Financing equity (B)**	$3,305	$3,315
Global Financing return on equity(A)/(B)	41.5%	41.1%

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

As discussed on pages 58 and 59, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 35 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$11,118	$89		$71		$11,278
Gross profit margin	45.1%	0.4	pts.	0.3	pts.	45.7%
S,G&A	$5,886	$(84)		$(36)		$5,766
R,D&E	1,601	0		4		1,605
Other (income) and expense	(58)	(1)		0		(59)
Total expense and other (income)	7,283	(85)		(32)		7,166
Pre-tax income	3,836	173		102		4,111
Pre-tax income margin	15.5%	0.7	pts.	0.4	pts.	16.7%
Provision for income taxes*	$769	$47		$30		$846
Effective tax rate	20.1%	0.3	pts.	0.2	pts.	20.6%
Net income	$3,066	$126		$73		$3,265
Net income margin	12.4%	0.5	pts.	0.3	pts.	13.2%
Diluted earnings per share	$2.61	$0.11		$0.06		$2.78

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2011	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,858	$85		$14		$10,957
Gross profit margin	44.1%	0.3	pts.	0.1	pts.	44.5%
S,G&A	$5,826	$(76)		$(10)		$5,740
R,D&E	1,587	—		19		1,606
Other (income) and expense	(202)	(4)		—		(206)
Total expense and other (income)	7,041	(80)		10		6,971
Pre-tax income	3,817	165		4		3,986
Pre-tax income margin	15.5%	0.7	pts.	0.0	pts.	16.2%
Provision for income taxes*	$954	$48		$(6)		$997
Effective tax rate	25.0%	0.2	pts.	(0.2	)pts.	25.0%
Net income	$2,863	$117		$10		$2,990
Net income margin	11.6%	0.5	pts.	0.0	pts.	12.1%
Diluted earnings per share	$2.31	$0.09		$0.01		$2.41

*     The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Forward-Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Q, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference.  The company assumes no obligation to update or revise any forward-looking statements.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 12, “Contingencies,” on pages 31 to 33 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2012.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

January 1, 2012 — January 31, 2012	6,468,710	$185.52	6,468,710	$7,460,210,832

February 1, 2012 — February 29, 2012	4,644,212	$194.02	4,644,212	$6,559,138,543

March 1, 2012 — March 31, 2012	4,431,092	$203.45	4,431,092	$5,657,616,496

Total	15,544,014	$193.17	15,544,014

* On April 26, 2011, the Board of Directors authorized $8.0 billion in funds for use in the company’s common stock repurchase program.  On October 25, 2011 the Board of Directors authorized an additional $7.0 billion in funds for use in such program. The April 26, 2011 authorization was fully utilized in February 2012. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number
10.1	Form of Noncompetition Agreement.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three month period ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three month period ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Financial Position at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 24, 2012
		By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller