Form 10-Q
period 2012-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2012-07-31
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

The registrant has 1,142,774,594 shares of common stock outstanding at June 30, 2012.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2012	2011	2012	2011
Revenue:
Services	$14,833	$15,246	$29,653	$29,942
Sales	10,426	10,894	19,782	20,281
Financing	523	526	1,021	1,050
Total revenue	25,783	26,666	50,456	51,273

Cost:
Services	9,785	10,315	19,770	20,431
Sales	3,435	3,698	6,761	7,088
Financing	282	269	526	511
Total cost	13,502	14,282	27,056	28,030

Gross profit	12,281	12,385	23,400	23,243

Expense and other income:
Selling, general and administrative	5,837	6,030	11,723	11,856
Research, development and engineering	1,587	1,569	3,188	3,156
Intellectual property and custom development income	(289)	(295)	(545)	(557)
Other (income) and expense	(132)	97	(190)	(105)
Interest expense	117	97	226	190
Total expense and other income	7,120	7,500	14,403	14,541

Income before income taxes	5,161	4,885	8,997	8,702
Provision for income taxes	1,280	1,221	2,049	2,175
Net income	$3,881	$3,664	$6,948	$6,526

Earnings per share of common stock:
Assuming dilution	$3.34	$3.00	$5.95	$5.30
Basic	$3.38	$3.04	$6.02	$5.38

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,161.9	1,221.4	1,168.1	1,230.7
Basic	1,149.0	1,204.8	1,154.1	1,213.5

Cash dividend per common share	$0.85	$0.75	$1.60	$1.40

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net income	$3,881	$3,664	$6,948	$6,526
Other comprehensive income/(loss), before tax
Foreign currency translation adjustments	(724)	350	(337)	826
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(3)	(7)	3	(14)
Reclassification of (gains)/losses to net income	(2)	(29)	(16)	(232)
Subsequent changes in previously impaired securities arising during the period	9	0	27	11
Total net changes related to available-for-sale securities	4	(35)	14	(234)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	68	(217)	119	(454)
Reclassification of (gains)/losses to net income	(111)	227	(135)	327
Total unrealized gains/(losses) on cash flow hedges	(42)	10	(16)	(127)
Retirement-related benefit plans:
Prior service costs/(credits)	0	(31)	0	(32)
Net (losses)/gains arising during the period	70	585	65	606
Curtailments and settlements	0	4	0	13
Amortization of prior service (credits)/costs	(37)	(39)	(74)	(77)
Amorization of net (gains)/losses	613	458	1,232	932
Total retirement-related benefit plans	647	977	1,223	1,441
Other comprehensive income/(loss), before tax	(115)	1,301	884	1,906
Income tax (expense)/benefit related to items of other comprehensive income	(268)	(292)	(497)	(272)
Other comprehensive income/(loss)	(383)	1,010	387	1,634
Total comprehensive income/(loss)	$3,498	$4,673	$7,335	$8,160

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$10,864	$11,922
Marketable securities	323	0
Notes and accounts receivable — trade (net of allowances of $264 in 2012 and $256 in 2011)	10,172	11,179
Short-term financing receivables (net of allowances of $271 in 2012 and $311 in 2011)	14,982	16,901
Other accounts receivable (net of allowances of $11 in 2012 and $11 in 2011)	1,703	1,481
Inventories, at lower of average cost or market:
Finished goods	752	589
Work in process and raw materials	2,006	2,007
Total inventories	2,758	2,595
Deferred taxes	1,478	1,601
Prepaid expenses and other current assets	5,113	5,249
Total current assets	47,392	50,928

Property, plant and equipment	40,158	40,124
Less: Accumulated depreciation	26,293	26,241
Property, plant and equipment — net	13,865	13,883
Long-term financing receivables (net of allowances of $55 in 2012 and $38 in 2011)	10,795	10,776
Prepaid pension assets	2,862	2,843
Deferred taxes	2,795	3,503
Goodwill	27,735	26,213
Intangible assets — net	3,657	3,392
Investments and sundry assets	4,730	4,895
Total assets	$113,832	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Liabilities:
Current liabilities:
Taxes	$2,183	$3,313
Short-term debt	7,669	8,463
Accounts payable	7,482	8,517
Compensation and benefits	4,656	5,099
Deferred income	12,311	12,197
Other accrued expenses and liabilities	4,602	4,535
Total current liabilities	38,903	42,123
Long-term debt	24,766	22,857
Retirement and nonpension postretirement benefit obligations	16,544	18,374
Deferred income	3,889	3,847
Other liabilities	9,166	8,996
Total liabilities	93,269	96,197
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	49,157	48,129
Shares authorized: 4,687,500,000
Shares issued: 2012 - 2,192,562,656
2011 - 2,182,469,838
Retained earnings	109,928	104,857
Treasury stock - at cost	(117,116)	(110,963)
Shares: 2012 - 1,049,788,062
2011 - 1,019,287,274
Accumulated other comprehensive income/(loss)	(21,498)	(21,885)
Total IBM stockholders’ equity	20,472	20,138
Noncontrolling interests	92	97
Total equity	20,563	20,236
Total liabilities and equity	$113,832	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(Dollars in millions)	2012	2011*
Cash flows from operating activities:
Net income	$6,948	$6,526
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,706	1,816
Amortization of intangibles	627	619
Stock-based compensation	328	332
Net (gain)/loss on asset sales and other	(118)	(383)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(764)	(839)
Net cash provided by operating activities	8,726	8,071

Cash flows from investing activities:
Payments for property, plant and equipment	(2,135)	(2,061)
Proceeds from disposition of property, plant and equipment	175	336
Investment in software	(320)	(285)
Acquisition of businesses, net of cash acquired	(1,925)	(159)
Divestitures of businesses, net of cash transferred	13	4
Non-operating finance receivables — net	686	477
Purchases of marketable securities and other investments	(1,655)	(774)
Proceeds from disposition of marketable securities and other investments	1,247	2,375
Net cash used in investing activities	(3,913)	(86)

Cash flows from financing activities:
Proceeds from new debt	7,559	3,656
Payments to settle debt	(4,069)	(3,587)
Short-term borrowings/(repayments) less than 90 days — net	(2,236)	883
Common stock repurchases	(6,002)	(8,021)
Common stock transactions — other	918	1,551
Cash dividends paid	(1,848)	(1,700)
Net cash used in financing activities	(5,678)	(7,217)

Effect of exchange rate changes on cash and cash equivalents	(193)	285
Net change in cash and cash equivalents	(1,058)	1,054

Cash and cash equivalents at January 1	11,922	10,661
Cash and cash equivalents at June 30	$10,864	$11,714

* Reclassified to conform with 2012 presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other comprehensive income/(loss)
Net income		6,948			6,948		6,948
Other comprehensive income/(loss)				387	387		387
Total comprehensive income/(loss)					$7,335		$7,335
Cash dividends declared – common stock		(1,848)			(1,848)		(1,848)
Common stock issued under employee plans (10,092,817 shares)	780				780		780
Purchases (1,905,803 shares) and sales (2,034,612 shares) of treasury stock under employee plans – net		(29)	(146)		(174)		(174)
Other treasury shares purchased, not retired (30,629,597 shares)			(6,007)		(6,007)		(6,007)
Changes in other equity	248				248		248
Changes in noncontrolling interests						(6)	(6)
Equity - June 30, 2012	$49,157	$109,928	$(117,116)	$(21,498)	$20,472	$92	$20,563

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income plus other comprehensive income/(loss)
Net income		6,526			6,526		6,526
Other comprehensive income/(loss)				1,634	1,634		1,634
Total comprehensive income/(loss)					$8,160		$8,160
Cash dividends declared – common stock		(1,700)			(1,700)		(1,700)
Common stock issued under employee plans (13,794,550 shares)	1,383				1,383		1,383
Purchases (1,416,882 shares) and sales (3,461,423 shares) of treasury stock under employee plans – net		(24)	129		105		105
Other treasury shares purchased, not retired (49,554,480 shares)			(8,041)		(8,041)		(8,041)
Changes in other equity	173				173		173
Changes in noncontrolling interests						(43)	(43)
Equity - June 30, 2011	$46,975	$97,334	$(104,073)	$(17,109)	$23,127	$84	$23,210

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

Noncontrolling interest amounts in income of $2.0 million and $2.1 million, net of tax, for the three months ended June 30, 2012 and 2011, respectively, and $5.7 million and $4.8 million, net of tax, for the six months ended June 30, 2012 and 2011, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in the Consolidated Statement of Changes in Equity on page 8 were $(6) million and $(43) million for the six months ended June 30, 2012 and 2011, respectively.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In May 2011, the Financial Accounting Standards Board (FASB) issued amended guidance and disclosure requirements for fair value measurements. These amendments did not have a material impact on the consolidated financial results. These changes became effective January 1, 2012 on a prospective basis. See Note 3, “Financial Instruments” on pages 9 to 14 for fair value disclosures.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the company’s financial results.

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

Notes to Consolidated Financial Statements — (continued)

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 76 to 86 in the company’s 2011 Annual Report for further information. There were no material impairments of non-financial assets for the six months ended June 30, 2012 and 2011, respectively.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

(Dollars in millions)
At June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,987	$—	$1,987
Commercial paper	—	1,670	—	1,670
Money market funds	1,106	—	—	1,106
U.S. government securities	—	960	—	960
Canada government securities	—	1,565	—	1,565
Other securities	—	7	—	7
Total	1,106	6,189	—	7,295	(6)
Debt securities - current (2)	—	323		323	(6)
Debt securities - noncurrent (3)	1	7	—	8
Available-for-sale equity investments (3)	24	41	—	65
Derivative assets (4)
Interest rate contracts	—	784	—	784
Foreign exchange contracts	—	548	—	548
Equity contracts	—	24	—	24
Total	—	1,356	—	1,356	(7)
Total assets	$1,131	$7,916	$—	$9,047	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$505	$—	$505
Equity contracts	—	7	—	7
Total liabilities	$—	$512	$—	$512	(7)

(1)     Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)     Canada government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(3)     Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)     The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2012 are $598 million and $758 million, respectively.

(5)     The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2012 are $360 million and $152 million, respectively.

(6)     Available-for-sale securities with carrying values that approximate fair value.

(7)     If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $376 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$2,082	$—	$2,082
Commercial paper *	—	777	—	777
Money market funds	1,886	—	—	1,886
U.S. government securities	—	2,750	—	2,750
Canada government securities *	—	983	—	983
Other securities	—	8	—	8
Total	1,886	6,600	—	8,486	(5)
Debt securities - noncurrent (2)	1	7	—	8
Available-for-sale equity investments (2)	69	14	—	83
Derivative assets (3)
Interest rate contracts	—	783	—	783
Foreign exchange contracts	—	510	—	510
Equity contracts	—	7	—	7
Total	—	1,300	—	1,300	(6)
Total assets	$1,956	$7,921	$—	$9,877	(6)
Liabilities:
Derivative liabilities (4)
Foreign exchange contracts	$—	$523	$—	$523
Equity contracts	—	8	—	8
Total liabilities	$—	$531	$—	$531	(6)

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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2012 and for the year ended December 31, 2011.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2012 and December 31, 2011, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial.  If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $24,766 million and $22,857 million and the estimated fair value is $27,688 million and $27,383 million at June 30, 2012 and December 31, 2011, respectively.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2012:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$1	$—	$8
Available-for-sale equity investments(1)	$28	$39	$(2)	$65

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2011:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$1	$—	$8
Available-for-sale equity investments(1)	$58	$27	$(2)	$83

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of June 30, 2012, the company believes that unrealized losses on debt and available-for-sale equity investments are temporary and do not represent a need for an other-than-temporary impairment.

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2012	2011
Proceeds	$6	$87
Gross realized gains (before taxes)	2	29
Gross realized losses (before taxes)	(0)	(0)

(Dollars in millions)
For the six months ended June 30:	2012	2011
Proceeds	$51	$402
Gross realized gains (before taxes)	16	232
Gross realized losses (before taxes)	(0)	(0)

Notes to Consolidated Financial Statements — (continued)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended June 30:	2012	2011**
Net unrealized gains/(losses) arising during the period	$4	$(3)
Net unrealized (gains)/losses reclassified to net income*	(1)	(19)

*   There were no writedowns for the three months ended June 30, 2012 and 2011 respectively.

** Reclassified to conform with 2012 presentation.

(Dollars in millions)
For the six months ended June 30:	2012	2011**
Net unrealized gains/(losses) arising during the period	$18	$(2)
Net unrealized (gains)/losses reclassified to net income*	(10)	(144)

*   There were no significant writedowns for the six months ended June 30, 2012 and 2011 respectively.

** Reclassified to conform with 2012 presentation.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2012.

Derivative Financial Instruments

The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity and commodity price changes and client credit risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

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

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2012 and December 31, 2011 was $77 million and $131 million, respectively, for which no collateral was posted at June 30, 2012 and December 31, 2011.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2012 and December 31, 2011 was $1,356 million and $1,300 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $376 million and $324 million at June 30, 2012 and December 31, 2011, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2012 and December 31, 2011, this exposure was reduced by $465 million and $466 million of cash collateral, respectively, received by the company. In addition to cash collateral, the company held

Notes to Consolidated Financial Statements — (continued)

$93 million in non-cash collateral, in U.S. Treasury securities, at June 30, 2012.  Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2012 or December 31, 2011 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $465 million and $466 million at June 30, 2012 and December 31, 2011, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2012 or at December 31, 2011.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2012 and December 31, 2011, the total notional amount of the company’s interest rate swaps was $5.9 billion and $5.9 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2012 and December 31, 2011 was approximately 5.0 years and 5.5 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, net losses of approximately $1 million and $5 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, $2 million and $6 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2012 and December 31, 2011, the total notional amount of derivative instruments designated as net investment hedges was $6.7 billion and $5.0 billion,

Notes to Consolidated Financial Statements — (continued)

respectively. The weighted-average remaining maturity of these instruments at June 30, 2012 and December 31, 2011 was approximately 0.2 years and 0.4 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At June 30, 2012 and December 31, 2011, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.4 billion and $10.9 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

At June 30, 2012 and December 31, 2011, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $69 million and $88 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $199 million and $191 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At June 30, 2012 and December 31, 2011, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $14.1 billion and $13.6 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.1 billion and $1.0 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2012 and December 31, 2011.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. These derivatives have terms of one year or less. The

Notes to Consolidated Financial Statements — (continued)

swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2012 and December 31, 2011.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of June 30, 2012 and December 31, 2011 as well as for the three and six months ended June 30, 2012 and 2011, respectively:

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of June 30, 2012 and December 31, 2011

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2012	12/31/2011	Classification	6/30/2012	12/31/2011
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$43	$50	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	742	733	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	397	407	Other accrued expenses and liabilities	266	273
	Investments and sundry assets	—	—	Other liabilities	141	155

Fair value of derivative assets		$1,182	$1,190	Fair value of derivative liabilities	$408	$428

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$134	$82	Other accrued expenses and liabilities	$87	$84
	Investments and sundry assets	16	21	Other liabilities	10	11
Equity contracts:	Prepaid expenses and other current assets	24	7	Other accrued expenses and liabilities	7	8
Fair value of derivative assets		$174	$110	Fair value of derivative liabilities	$104	$103

Total debt designated as hedging instruments:
	Short-term debt	N/A	N/A		$626	$—
	Long-term debt	N/A	N/A		1,690	1,884

Total		$1,356	$1,300		$2,828	$2,415

N/A—not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended June 30, 2012 and 2011

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$80	$68	$(47)	$(27)
	Interest expense	65	48	(39)	(19)
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	(122)	117	N/A	N/A
Equity contracts	SG&A expense	(35)	13	N/A	N/A
Warrants	Other (income) and expense	—	—	N/A	N/A
Total		$(12)	$246	$(86)	$(46)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2012	2011	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	68	(217)	Other (income) and expense	86	(123)	1	(1)
			Cost of sales	11	(69)	—	—
			SG&A expense	15	(33)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	149	(102)	Interest expense	—	0	1	(4)

Total	$217	$(319)		$111	$(227)	$2	$(5)

N/A-not applicable

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the six months ended June 30, 2012 and 2011

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$56	$60	$8	$24
	Interest expense	45	41	7	16
Derivative instruments not designated as hedging instruments:(1)
Foreign exchange contracts	Other (income) and expense	(204)	205	N/A	N/A
Equity contracts	SG&A expense	63	72	N/A	N/A
Warrants	Other (income) and expense	—	—	N/A	N/A

Total		$(40)	$378	$15	$40

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the six months ended	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
June 30:	2012	2011	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(4)	$(4)	$—	$—
Foreign exchange contracts	119	(454)	Other (income) and expense	106	(170)	2	0
			Cost of sales	16	(103)	—	—
			SG&A expense	16	(51)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	112	(252)	Interest expense	—	0	3	(5)

Total	$231	$(706)		$134	$(328)	$5	$(5)

N/A-not applicable

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

For the three and six months ending June 30, 2012, and 2011, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the company’s 2011  Annual Report, Note A, “Significant Accounting Policies,” on pages 83 and 84 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Current:
Net investment in sales-type and direct financing leases	$3,762	$3,765
Commercial financing receivables	5,441	7,095
Client loan receivables	4,784	5,195
Installment payment receivables	995	846
Total	$14,982	$16,901
Noncurrent:
Net investment in sales-type and direct financing leases	$5,195	$5,406
Commercial financing receivables	7	34
Client loan receivables	5,139	4,925
Installment payment receivables	454	410
Total	$10,795	$10,776

Net investment in sales-type and direct financing leases relate principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $713 million and $745 million at June 30, 2012 and December 31, 2011, respectively, and is reflected net of unearned income of $682 million and $733 million, and net of the allowance for credit losses of $116 million and $118 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $39 million and $53 million at June 30, 2012 and December 31, 2011, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $140 million and $126 million at June 30, 2012 and December 31, 2011, respectively, are loans that are provided by Global Financing primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

Installment payment receivables, net of allowance for credit losses of $31 million and $51 million at June 30, 2012 and December 31, 2011, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $368 million and $324 million at June 30, 2012 and December 31, 2011, respectively.

The company did not have any financing receivables held for sale as of June 30, 2012 and December 31, 2011.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at June 30, 2012 and December 31, 2011. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2011 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At June 30, 2012	Markets	Markets	Total
Financing receivables:
Lease Receivables	$6,423	$1,836	$8,259
Loan Receivables	8,682	2,879	11,561
Ending balance	$15,105	$4,715	$19,820
Collectively evaluated for impairment	$14,971	$4,610	$19,581
Individually evaluated for impairment	$134	$105	$239
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease Receivables	$79	$40	$118
Loan Receivables	125	64	189
Total	$203	$104	$307
Write-offs	(4)	(1)	(5)
Provision	(9)	8	(1)
Other	(2)	(1)	(3)
Ending balance at June 30, 2012	$188	$110	$298
Lease Receivables	$71	$45	$116
Loan Receivables	$117	$65	$182

Collectively evaluated for impairment	$85	$19	$104
Individually evaluated for impairment	$103	$91	$194

(Dollars in millions)	Major	Growth
At December 31, 2011	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,510	$1,921	$8,430
Loan receivables	9,077	2,552	11,629
Ending balance	$15,587	$4,472	$20,060
Collectively evaluated for impairment	$15,321	$4,370	$19,692
Individually evaluated for impairment	$266	$102	$368
Allowance for credit losses:
Beginning balance at January 1, 2011
Lease receivables	$84	$42	$126
Loan receivables	150	76	226
Total	$234	$119	$353
Write-offs	(68)	(16)	(84)
Provision	39	5	44
Other	(1)	(4)	(5)
Ending balance at December 31, 2011	$203	$104	$307
Lease receivables	$79	$40	$118
Loan receivables	$125	$64	$189

Collectively evaluated for impairment	$82	$15	$96
Individually evaluated for impairment	$122	$89	$211

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

Notes to Consolidated Financial Statements — (continued)

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

The following table presents the recorded investment in financing receivables which are on non-accrual status at June 30, 2012 and December 31, 2011.

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Major markets	$27	$46
Growth markets	22	20
Total lease receivables	$50	$66

Major markets	$52	$75
Growth markets	28	24
Total loan receivables	$80	$99

Total receivables	$130	$165

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables.

	At June 30, 2012		At December 31, 2011
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$76	$65	$110	$70
Growth markets	62	53	62	53
Total	$139	$118	$172	$123

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2012:	Investment	Recognized*	Cash Basis
Major markets	$81	$0	$0
Growth markets	64	0	0
Total	$145	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2011:	Investment	Recognized*	Cash Basis
Major markets	$147	$1	$0
Growth markets	99	0	0
Total	$246	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30 2012:	Investment	Recognized*	Cash Basis
Major markets	$91	$0	$0
Growth markets	63	0	0
Total	$154	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30 2011:	Investment	Recognized*	Cash Basis
Major markets	$163	$1	$0
Growth markets	110	0	0
Total	$273	$2	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. Moody’s does not provide credit ratings to the company on its customers.

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2012 and December 31, 2011. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2012:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$552	$95	$746	$149
A1 – A3	1,522	231	2,057	362
Baal – Baa3	2,244	644	3,033	1,011
Bal – Ba2	1,218	422	1,647	662
Ba3 – B1	542	315	733	495
B2 – B3	270	107	366	168
Caa – D	75	20	101	32
Total	$6,423	$1,836	$8,682	$2,879

At June 30, 2012, the industries which made up Global Financing’s receivables portfolio consist of: Financial (39 percent), Government (15 percent), Manufacturing (14 percent), Retail (9 percent), Services (8 percent), Communications (6 percent) and Other (9 percent).

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

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At June 30, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$9	$6,414	$6,423	$5
Growth markets	13	1,823	1,836	10
Total lease receivables	$22	$8,237	$8,259	$16

Major markets	$26	$8,656	$8,682	$7
Growth markets	30	2,849	2,879	25
Total loan receivables	$56	$11,505	$11,561	$32

Total	$78	$19,742	$19,820	$48

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2011:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,504	$6,510	$6
Growth markets	9	1,911	1,921	6
Total lease receivables	$16	$8,415	$8,430	$12

Major markets	$23	$9,054	$9,077	$7
Growth markets	22	2,530	2,552	19
Total loan receivables	$46	$11,584	$11,629	$26

Total	$62	$19,998	$20,060	$38

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructurings

The company assessed all restructurings that occurred on or after January 1, 2011 and determined that there were no troubled debt restructurings for the year ended December 31, 2011 and the six months ended June 30, 2012.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Cost	$30	$22	$64	$46
Selling, general and administrative	117	126	236	256
Research, development and engineering	12	14	27	30
Pre-tax stock-based compensation cost	160	162	328	332
Income tax benefits	(56)	(59)	(116)	(120)
Total stock-based compensation cost	$104	$104	$212	$212

The decrease in pre-tax stock-based compensation cost for the three and six months ended June 30, 2012, as compared to the corresponding periods in the prior year, was primarily due to a decrease related to the company’s assumption of stock-based awards previously issued by acquired entities of $1 million and $3 million, respectively.

As of June 30, 2012, the total unrecognized compensation cost of $1,411 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 3 years.

There was no significant capitalized stock-based compensation cost at June 30, 2012 and 2011.

6. Segments:  The tables on pages 26 and 27 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended June 30, 2012:
External revenue	$9,995	$4,667	$6,171	$4,259	$517	$25,608
Internal revenue	291	180	776	159	515	1,921
Total revenue	$10,286	$4,847	$6,946	$4,418	$1,032	$27,529
Pre-tax income	$1,757	$803	$2,493	$234	$528	$5,814
Revenue year-to-year change	(2.6)%	(4.4)%	(0.2)%	(9.8)%	(3.2)%	(3.6)%
Pre-tax income year-to-year change	23.7%	7.0%	7.9%	(40.4)%	6.4%	8.3%
Pre-tax income margin	17.1%	16.6%	35.9%	5.3%	51.1%	21.1%

For the three months ended June 30, 2011:
External revenue	$10,241	$4,866	$6,169	$4,681	$519	$26,476
Internal revenue	320	205	792	218	547	2,082
Total revenue	$10,561	$5,071	$6,961	$4,899	$1,066	$28,558
Pre-tax income	$1,420	$750	$2,310	$393	$496	$5,370

Pre-tax income margin	13.4%	14.8%	33.2%	8.0%	46.5%	18.8%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2012	2011*
Revenue:
Total reportable segments	$27,529	$28,558
Eliminations of internal transactions	(1,921)	(2,082)
Other revenue adjustments	175	191
Total IBM Consolidated	$25,783	$26,666

Pre-tax income:
Total reportable segments	$5,814	$5,370
Amortization of acquired intangible assets	(173)	(159)
Acquisition-related charges	(7)	(4)
Non-operating retirement-related (costs)/income	(94)	12
Eliminations of internal transactions	(343)	(315)
Unallocated corporate amounts	(36)	(18)
Total IBM Consolidated	$5,161	$4,885

* Reclassified to conform with 2012 presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the six months ended June 30, 2012:
External revenue	$20,031	$9,304	$11,770	$8,008	$1,006	$50,120
Internal revenue	584	363	1,615	309	1,000	3,872
Total revenue	$20,615	$9,667	$13,386	$8,317	$2,006	$53,991
Pre-tax income	$3,237	$1,404	$4,438	$130	$1,040	$10,248
Revenue year-to-year change	(0.6)%	(3.1)%	2.2%	(9.2)%	(3.5)%	(1.9)%
Pre-tax income year-to-year change	21.8%	1.0%	9.7%	(75.3)%	2.4%	6.4%
Pre-tax income margin	15.7%	14.5%	33.2%	1.6%	51.8%	19.0%

For the six months ended June 30, 2011:
External revenue	$20,104	$9,575	$11,478	$8,700	$1,035	$50,892
Internal revenue	627	405	1,621	462	1,044	4,160
Total revenue	$20,732	$9,980	$13,099	$9,162	$2,079	$55,052
Pre-tax income	$2,658	$1,390	$4,045	$525	$1,015	$9,634

Pre-tax income margin	12.8%	13.9%	30.9%	5.7%	48.8%	17.5%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2012	2011*
Revenue:
Total reportable segments	$53,991	$55,052
Eliminations of internal transactions	(3,872)	(4,160)
Other revenue adjustments	336	381
Total IBM Consolidated	$50,456	$51,273

Pre-tax income:
Total reportable segments	$10,248	$9,634
Amortization of acquired intangible assets	(339)	(318)
Acquisition-related charges	(14)	(11)
Non-operating retirement-related (costs)/income	(197)	8
Eliminations of internal transactions	(627)	(624)
Unallocated corporate amounts	(74)	13
Total IBM Consolidated	$8,997	$8,702

* Reclassified to conform with 2011 presentation.

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Taxes Related to Items of Other Comprehensive Income

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the three months ended June 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(724)	$(58)	$(782)
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$(3)	$1	$(2)
Reclassification of (gains)/losses to net income	(2)	1	(1)
Subsequent changes in previously impaired securities arising during the period	9	(3)	6
Total net changes related to available-for-sale securities	$4	$(1)	$2
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$68	$(15)	$53
Reclassification of (gains)/losses to net income	(111)	37	(74)
Total unrealized gains/(losses) on cash flow hedges	$(42)	$21	$(21)
Retirement-related benefit plans
Prior service costs/(credits)	0	0	0
Net (losses)/gains arising during the period	70	(26)	45
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(37)	13	(24)
Amortization of net (gains)/losses	613	(217)	397
Total retirement-related benefit plans	$647	$(229)	$418
Other comprehensive income/(loss)	$(115)	$(268)	$(383)

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the three months ended June 30, 2011:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$350	$39	$389
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$(7)	$4	$(3)
Reclassification of (gains)/losses to net income	(29)	10	(19)
Subsequent changes in previously impaired securities arising during the period	0	0	0
Total net changes related to available-for-sale securities	$(35)	$13	$(22)
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$(217)	$77	$(141)
Reclassification of (gains)/losses to net income	227	(78)	149
Total unrealized gains/(losses) on cash flow hedges	$10	$(2)	$8
Retirement-related benefit plans
Prior service costs/(credits)	$(31)	$11	$(20)
Net (losses)/gains arising during the period	585	(204)	382
Curtailments and settlements	4	(1)	2
Amortization of prior service (credits)/costs	(39)	14	(25)
Amortization of net (gains)/losses	458	(164)	294
Total retirement-related benefit plans	$977	$(344)	$634
Other comprehensive income/(loss)	$1,301	$(292)	$1,010

Notes to Consolidated Financial Statements — (continued)

Taxes Related to Items of Other Comprehensive Income

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the six months ended June 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(337)	$(48)	$(385)
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$3	$(1)	$2
Reclassification of (gains)/losses to net income	(16)	6	(10)
Subsequent changes in previously impaired securities arising during the period	27	(10)	17
Total net changes related to available-for-sale securities	$14	$(5)	$9
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$119	$(45)	$74
Reclassification of (gains)/losses to net income	(135)	44	(91)
Total unrealized gains/(losses) on cash flow hedges	$(16)	$(1)	$(17)
Retirement-related benefit plans
Prior service costs/(credits)	0	0	0
Net (losses)/gains arising during the period	65	(23)	41
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(74)	27	(47)
Amortization of net (gains)/losses	1,232	(446)	786
Total retirement-related benefit plans	$1,223	$(443)	$780
Other comprehensive income/(loss)	$884	$(497)	$387

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the six months ended June 30, 2011:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$826	$97	$924
Net changes related to available-for-sale securities
Unrealized gains/(losses) arising during the period	$(14)	$6	$(9)
Reclassification of (gains)/losses to net income	(232)	88	(144)
Subsequent changes in previously impaired securities arising during the period	11	(4)	7
Total net changes related to available-for-sale securities	$(234)	$89	$(145)
Unrealized gains/(losses) on cash flow hedges
Unrealized gains/(losses) arising during the period	$(454)	$153	$(301)
Reclassification of (gains)/losses to net income	327	(113)	214
Total unrealized gains/(losses) on cash flow hedges	$(127)	$40	$(87)
Retirement-related benefit plans
Prior service costs/(credits)	$(32)	$11	$(21)
Net (losses)/gains arising during the period	606	(210)	395
Curtailments and settlements	13	(4)	8
Amortization of prior service (credits)/costs	(77)	27	(50)
Amortization of net (gains)/losses	932	(324)	608
Total retirement-related benefit plans	$1,441	$(500)	$942
Other comprehensive income/(loss)	$1,906	$(272)	$1,634

Notes to Consolidated Financial Statements — (continued)

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$459	$370	24.0%
Nonpension postretirement plans — cost	89	88	2.1
Total	$548	$458	19.8%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$991	$802	23.6%
Nonpension postretirement plans — cost	174	173	0.2
Total	$1,164	$975	19.4%

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2012	2011	2012	2011
Service cost	$—	$—	$111	$126
Interest cost	548	609	444	471
Expected return on plan assets	(1,011)	(1,007)	(573)	(643)
Amortization of prior service costs/(credits)	3	3	(38)	(40)
Recognized actuarial losses	330	198	256	242
Curtailments and settlements	—	—	0	1
Multi-employer plans/other costs	—	—	23	40
Total net periodic pension (income)/cost of defined benefit plans	(131)	(197)	222	195
Cost of defined contribution plans	212	216	156	156
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$81	$19	$378	$351

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2012	2011	2012	2011
Service cost	$—	$—	$224	$256
Interest cost	1,098	1,228	894	925
Expected return on plan assets	(2,022)	(2,022)	(1,153)	(1,263)
Amortization of prior service cost/(credits)	5	5	(77)	(80)
Recognized actuarial losses	665	409	515	487
Curtailments and settlements	—	—	1	1
Multi-employer plan/other costs	—	—	46	74
Total net periodic pension (income)/cost of defined benefit plans	(254)	(379)	449	399
Cost of defined contribution plans	477	481	319	302
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$223	$101	$768	$700

Notes to Consolidated Financial Statements — (continued)

In 2012, the company expects to contribute to its non-U.S. defined benefit plans approximately $700 million, which is the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first six months of 2012 were $347 million.

The following table provides the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2012	2011	2012	2011
Service cost	$9	$9	$2	$3
Interest cost	51	59	16	17
Expected return on plan assets	—	—	(2)	(3)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	10	—	4	4
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$70	$68	$19	$20

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2012	2011	2012	2011
Service cost	$18	$17	$5	$5
Interest cost	100	118	33	34
Expected return on plan assets	—	—	(5)	(5)
Amortization of prior service credits	—	—	(2)	(2)
Recognized actuarial losses	16	—	9	7
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$134	$134	$39	$39

The company received a $4.3 million subsidy in the second quarter of 2012 and a $20.8 million subsidy for the first half of 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 134 in the company’s 2011 Annual Report.

In the second quarter, the U.S. Congress passed the Surface Transportation Extension Act, also referred to as the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions. The company has evaluated the provisions of the new law and expects no material impacts.

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2012, the company completed eight acquisitions at an aggregate cost of $2,205 million.

The Software segment completed seven acquisitions: in the first quarter, Green Hat Software Limited (Green Hat), Emptoris Inc. (Emptoris) and Worklight, Inc. (Worklight), all privately held companies, and DemandTec, Inc. (DemandTec), a publicly held company; and in the second quarter, Varicent Software Inc. (Varicent), Vivisimo Inc. (Vivisimo) and Tealeaf Technology Inc. (Tealeaf), all privately held companies.  Systems and Technology (STG) completed the acquisition of Platform Computing Corporation (Platform Computing), a privately held company, in the first quarter. All acquisitions were for 100 percent of the acquired companies.

Notes to Consolidated Financial Statements — (continued)

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2012:

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$261
Fixed assets/noncurrent assets		165
Intangible assets:
Goodwill	N/A	1,596
Completed technology	7	344
Client relationships	7	186
In-process R&D	N/A	9
Patents/trademarks	1-7	36
Total assets acquired		2,598
Current liabilities		(133)
Noncurrent liabilities		(260)
Total liabilities assumed		(393)
Total purchase price		$2,205

N/A - Not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings. Green Hat helps customers improve the quality of software applications by enabling developers to use cloud computing technologies to conduct testing of a software application prior to its delivery. Emptoris expands the company’s cloud-based analytics offerings that provide supply chain intelligence leading to better inventory management and cost efficiencies. Worklight delivers mobile application management capabilities to clients across a wide range of industries. The acquisition enhances the company’s comprehensive mobile portfolio, which is designed to help global corporations leverage the proliferation of all mobile devices — from laptops and smartphones to tablets. DemandTec delivers cloud-based analytics software to help organizations improve their price, promotion and product mix within the broad context of enterprise commerce. Varicent’s software automates and analyzes data across sales, finance, human resources and IT departments to uncover trends and optimize sales performance and operations. Vivisimo software automates the discovery of big data, regardless of its format or where it resides, providing decision makers with a view of key business information necessary to drive new initiatives. Tealeaf provides a full suite of customer experience management software, which analyzes interactions on websites and mobile devices. Platform Computing’s focused technical and distributed computing management software helps clients create, integrate and manage shared computing environments that are used in compute-and-data intensive applications such as simulations, computer modeling and analytics. Purchase price consideration for all acquisitions as reflected in the table above, is paid primarily in cash.  All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset.  The overall weighted-average life of the identified amortizable intangible assets acquired is 6.9 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,596 million has been assigned to the Software ($1,370 million), Global Business Services ($5 million) and Systems and Technology ($222 million) segments. It is expected that approximately 10 percent of the goodwill will be deductible for tax purposes.

Divestitures: On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba Tec for the sale of its Retail Store Solutions business to Toshiba Tec. As part of the transaction, Toshiba Tec and the company will sign a multi-year business partner agreement to integrate retail store solutions for Smarter Commerce. The transaction price is $850 million, and the company will receive approximately $800 million in cash, net of closing date working capital adjustments. The company will acquire a 19.9 percent ownership for three years in the new holding company that Toshiba Tec will establish for the business. This transaction is subject to regulatory requirements and customary closing conditions and will close in phases, with the initial closing expected in the third quarter of 2012, and subsequent closings expected by the end of

Notes to Consolidated Financial Statements — (continued)

the year. The company expects to recognize a total pre-tax gain on the sale between $450 million and $550 million. The gain will be recognized consistent with the closing schedule for the transaction.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,497	$(663)	$834
Client relationships	1,922	(823)	1,099
Completed technology	2,478	(925)	1,552
In-process R&D	31	(2)	29
Patents/trademarks	247	(109)	138
Other(a)	30	(25)	5
Total	$6,204	$(2,547)	$3,657

	At December 31, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,478	$(678)	$799
Client relationships	1,751	(715)	1,035
Completed technology	2,156	(745)	1,411
In-process R&D	22	(1)	21
Patents/trademarks	207	(88)	119
Other(a)	29	(22)	7
Total	$5,642	$(2,250)	$3,392

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $265 million during the first half of 2012, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $318 million and $627 million for the second quarter and first six months of 2012 respectively, versus $309 million and $619 million for the second quarter and first six months ended June 30, 2011, respectively.  In addition, in the first half of 2012, the company retired $329 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2012:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2012 (for Q3-Q4)	$274	$358	$632
2013	376	653	1,029
2014	159	550	709
2015	25	423	447
2016	—	384	384

Notes to Consolidated Financial Statements — (continued)

The change in the goodwill balances by reportable segment, for the six months ended June 30, 2012 and for the year ended December 31, 2011 is as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	6/30/12
Global Business Services	$4,313	$5	$(0)	$—	$(31)	$4,287
Global Technology Services	2,646	—	—	—	(15)	2,631
Software	18,121	1,370	(5)	(3)	(21)	19,462
Systems and Technology	1,133	222	(0)	—	1	1,355
Total	$26,213	$1,596	$(5)	$(3)	$(67)	$27,735

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	12/31/11
Global Business Services	$4,329	$14	$(0)	$(10)	$(20)	$4,313
Global Technology Services	2,704	—	(1)	(2)	(55)	2,646
Software	16,963	1,277	10	(2)	(127)	18,121
Systems and Technology	1,139	—	(6)	—	(0)	1,133
Total	$25,136	$1,291	$2	$(13)	$(203)	$26,213

Purchase price adjustments recorded in the first six months of 2012 and full year 2011 were related to acquisitions that were completed on or prior to December 31, 2011 or December 31, 2010, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2012 or the full year of 2011, and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/12	Payments	Adjustments*	6/30/2012
Current:
Workforce	$33	$(17)	$15	$31
Space	4	(2)	1	3
Total current	$38	$(19)	$16	$34
Noncurrent:
Workforce	$344	$—	$(13)	$331
Space	3	—	(0)	2
Total noncurrent	$347	$—	$(14)	$333

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

Notes to Consolidated Financial Statements — (continued)

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2012, were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. Trial began in late February 2012 in Marion County, Indiana Superior Court and concluded in early April. On July 18, 2012, the court rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs.  The State of Indiana has said it intends to appeal this decision.

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. The trial in the High Court is scheduled to begin in February 2013. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed pending resolution of the above-referenced High Court proceedings. In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one member of the UK Trust membership, seeking an order modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan dating back to 1983.  The trial of these proceedings began in May 2012 and finished in early June. The court has not yet issued its judgment.

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

Notes to Consolidated Financial Statements — (continued)

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters include claims for taxes on the importation of computer software. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil, and in late July 2009, the company received written confirmation regarding this decision. The total potential amount related to the remaining matters for all applicable years is approximately $550 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $4,927 million and $4,040 million at June 30, 2012 and December 31, 2011, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,541 million and $2,567 million at June 30, 2012 and December 31, 2011, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $54 million and $56 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2012	2011
Balance at January 1	$407	$375
Current period accruals	181	203
Accrual adjustments to reflect actual experience	(9)	18
Charges incurred	(199)	(215)
Balance at June 30	$380	$381

Notes to Consolidated Financial Statements — (continued)

Extended Warranty Liability

(Dollars in millions)	2012	2011
Aggregate deferred revenue at January 1	$636	$670
Revenue deferred for new extended warranty contracts	127	141
Amortization of deferred revenue	(154)	(164)
Other*	(6)	2
Aggregate deferred revenue at June 30	$602	$649

Current portion	$288	$309
Noncurrent portion	314	340
Aggregate deferred revenue at June 30	$602	$649

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On July 25, 2012, the company issued $1 billion of 10 year fixed rate bonds with a 1.875 percent coupon.

On July 31, 2012, the company announced that the Board of Directors approved a quarterly dividend of $0.85 per common share. The dividend is payable September 10, 2012 to shareholders of record on August 10, 2012.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended June 30:	2012	2011	Change
Revenue	$25,783	$26,666	(3.3	)%*
Gross profit margin	47.6%	46.4%	1.2	pts.
Total expense and other income	$7,120	$7,500	(5.1)%
Total expense and other income to revenue ratio	27.6%	28.1%	(0.5	)pts.
Provision for income taxes	$1,280	$1,221	4.8%
Net income	$3,881	$3,664	5.9%
Net income margin	15.1%	13.7%	1.3	pts.
Earnings per share:
Assuming dilution	$3.34	$3.00	11.3%
Basic	$3.38	$3.04	11.2%
Weighted-average shares outstanding:
Assuming dilution	1,161.9	1,221.4	(4.9)%
Basic	1,149.0	1,204.8	(4.6)%

* 0.5 percent increase adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 67 and 68 for additional information.

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

The following tables provide the company’s non-GAAP operating earnings for the second quarter and first six months of 2012 and 2011.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2012	2011	Change
Net income as reported	$3,881	$3,664	5.9%
Non-operating adjustments (net of tax):
Acquisition-related charges	132	126	4.7
Non-operating retirement-related costs/(income)	64	(13)	nm
Operating (non-GAAP) earnings*	$4,077	$3,777	7.9%
Diluted operating (non-GAAP) earnings per share:	$3.51	$3.09	13.6%

nm - not meaningful

* See pages 75 to 77 for a more detailed reconciliation of net income to operating earnings.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2012	2011	Change
Net income as reported	$6,948	$6,526	6.5%
Non-operating adjustments (net of tax)
Acquisition-related charges	258	243	6.1
Non-operating retirement-related costs/(income)	137	(3)	nm
Operating (non-GAAP) earnings*	$7,342	$6,767	8.5%
Diluted operating (non-GAAP) earnings per share:	$6.29	$5.50	14.4%

nm - not meaningful

* See pages 75 to 77 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the second quarter of 2012, the company reported $25.8 billion in revenue, expanded gross, pre-tax and net income margins and delivered double-digit diluted earnings per share growth of 11.3 percent as reported and 13.6 percent on an operating (non-GAAP) basis. The company generated $4.4 billion in cash from operations in the quarter enabling significant shareholder returns of $4.0 billion in common stock repurchases and dividends. As a result of its performance, in July 2012, the company increased its full year 2012 diluted earnings per share expectation from the expectation disclosed in April 2012 to at least $14.40 per share as reported and at least $15.10 per share for operating (non-GAAP) earnings per share.

The financial results demonstrated the strength of the company’s business model which is designed to deliver profit and cash on a sustainable basis. All the key elements of the model contributed to performance in the second quarter and in the first half of the year. First, the company has been investing to capture opportunities and deliver client value in high growth markets — emerging countries, as well as the other key growth initiatives. In the first half of 2012, the growth market countries delivered revenue growth of 5.3 percent or 9 percent at constant currency. The business analytics portfolio of services and offerings, led by the Global Business Services consulting practice, delivered revenue growth in the first half of 13 percent. In Cloud computing, revenue doubled in the first half compared to the prior year, with contribution from all areas — private cloud, public cloud and the company’s industry-based solutions. The Smarter Planet portfolio delivered revenue growth of more than 20 percent in the first half versus the first half of 2011, driven by industry specific solutions and the Smarter Commerce and Smarter Cities offerings. The company is seeing real performance from its investments in the growth initiatives.

Another important and unique aspect of the company’s business model is the balance between the annuity and transactional businesses. The annuity businesses — which make up the majority of the services and software businesses and reflect the company’s long term relationships with its clients — provide a solid base of revenue, profit and cash. A third key element of the business model is the company’s ongoing series of initiatives to drive productivity. The company has implemented structural changes that have improved the business and profit margins over time on a sustained, durable basis. In the second quarter and in the first half, the company expanded margins and in 2012 the company will make further progress toward delivering the productivity savings included in its 2015 roadmap. Lastly, the company continues to grow its cash flows while maintaining a solid balance sheet. In the 12 months ended June 30, 2012, the company generated $20.5 billion in cash from operations and $18.0 billion in free cash flow. In 2011, the company generated $19.8 billion in cash from operations and $16.6 billion in free cash flow. In the last decade, the company has significantly increased the cash from operations and tripled the amount of free cash flow generation. This allows the company to continue to invest in the business while returning value to shareholders through dividends and share repurchase. The combination of the company’s strategy and business model enable the company to generate strong profit growth in the current environment.

Revenue in the second quarter declined 3.3 percent versus the prior year, but increased 0.5 percent at constant currency. The revenue growth rate at constant currency was fairly consistent with the first quarter constant currency growth rate of 1.0 percent. The company entered the second quarter facing a couple of headwinds. First, the company had a challenging comparison to the second quarter of 2011 that had revenue growth of 12.4 percent (5 percent adjusted for currency). Second, significant currency dynamics increased throughout the period. Overall, the company estimates that currency impacted its reported revenue in the second quarter by approximately $1 billion or almost 4 points of growth. In spite of these headwinds, the company generated strong profit performance in the period.

On a geographic basis, revenue performance was led by the growth markets which increased 2.5 percent (8 percent adjusted for currency) with the BRIC countries of Brazil, Russia, India and China delivering growth of 5.0 percent (12 percent adjusted for currency). Across the growth markets, more than 30 countries grew constant currency revenue at a double-digit rate in the quarter. At constant currency, the growth markets outpaced the major markets by 9 points, which declined 4.3 percent as reported and 1 percent at constant currency versus the prior year.

Within the company’s segments, Software revenue was flat as reported, but up 4 percent adjusted for currency, driven by key branded middleware. Software delivered mid-single digit constant currency growth in Europe and Japan and double-digit growth in the growth markets, while the U.S growth was lower due to very strong performance in the prior year. Software segment pre-tax income increased 7.9 percent versus the prior year. Global Services revenue declined 2.9 percent, but constant currency revenue growth of 1 percent was consistent with the first quarter performance. Global Services again delivered margin expansion in the quarter and combined segment pre-tax income grew 17.9 percent year to year. Systems and Technology revenue declined, as expected, 9.0 percent (7 percent adjusted for currency) compared to a very strong growth of 17 percent in the second quarter of 2011. In the second quarter, the company again improved market share in Power Systems driven by competitive displacements.

The consolidated gross profit margin increased 1.2 points versus the second quarter of 2011 to 47.6 percent. The operating (non-GAAP) gross margin increased 1.5 points to 48.2 percent. The improvement was driven by a combination of solid margin expansion in both services segments, and an improving segment mix due to the relative growth of the software business.

Total expense and other income decreased 5.1 percent in the second quarter compared to the prior year. Total operating (non-GAAP) expense and other income decreased 5.9 percent compared to the second quarter of 2011. The year-to-year drivers for both categories were approximately:

•	Currency *	(7) points
•	Acquisitions**	3 points
•	Base expense	(0) points

*   Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 5.7 percent and the pre-tax margin was 20.0 percent, an increase of 1.7 points versus the second quarter of 2011. Net income increased 5.9 percent and the net income margin of 15.1 percent increased 1.3 points year to year. The effective tax rate for the second quarter was 24.8 percent, compared with 25.0 percent in the prior year. Operating (non-GAAP) pre-tax income grew 7.9 percent and the pre-tax margin was 21.1 percent, an increase of 2.2 points versus the prior year. Operating (non-GAAP) net income increased 7.9 percent and the operating (non-GAAP) net income margin of 15.8 percent increased 1.6 points versus the prior year. The operating (non-GAAP) effective tax rate was 25.0 percent versus 25.0 percent in the second quarter of 2011.

Diluted earnings per share improved 11.3 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the second quarter, the company repurchased 15.1 million shares of its common stock. Diluted earnings per share of $3.34 increased $0.34 from the prior year. Operating (non-GAAP) diluted earnings per share of $3.51 increased $0.42 versus the second quarter of 2011 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.10)
•	Margin expansion:	$0.35
•	Common stock repurchases:	$0.17

Consistent with the first quarter of 2012, margin expansion was the largest contributor to earnings per share growth. The company’s continued focus on productivity and mix to higher value drove improvements in gross, pre-tax and net income margins versus the prior year. The contribution from the ongoing share repurchase program was fairly consistent with the first quarter.

The company generated $4,435 million in cash flow provided by operating activities, an increase of $155 million compared to the second quarter of 2011, driven primarily by improved net income ($217 million). Net cash used in investing activities of $1,683 million increased $1,099 million primarily due to cash used for acquisitions ($499 million), a net increase in capital investments ($326 million) and decreased cash from net sales of marketable securities and other investments ($342 million). Net cash used in financing activities of $3,362 million decreased $1,540 million compared to the prior year primarily due to higher cash proceeds from total debt ($1,000 million) and a net decrease in cash used for common stock transactions ($613 million).

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the six months ended June 30:	2012	2011	Change
Revenue	$50,456	$51,273	(1.6	)%*
Gross profit margin	46.4%	45.3%	1.0	pts.
Total expense and other income	$14,403	$14,541	(0.9)%
Total expense and other income to revenue ratio	28.5%	28.4%	0.2	pts.
Provision for income taxes	$2,049	$2,175	(5.8)%
Net income	$6,948	$6,526	6.5%
Net income margin	13.8%	12.7%	1.0	pts.
Earnings per share:
Assuming dilution	$5.95	$5.30	12.3%
Basic	$6.02	$5.38	11.9%
Weighted-average shares outstanding:
Assuming dilution	1,168.1	1,230.7	(5.1)%
Basic	1,154.1	1,213.5	(4.9)%

	6/30/12	12/31/11
Assets	$113,832	$116,433	(2.2)%
Liabilities	$93,269	$96,197	(3.0)%
Equity	$20,563	$20,236	1.6%

*0.8 percent increase adjusted for currency

Financial Performance Summary:

In the first six months of 2012, the company delivered diluted earnings per share growth of 12.3 percent as reported and 14.4 percent on an operating (non-GAAP) basis compared to the first six months of 2011. The company generated $8.7 billion in cash from operations in the first six months, returning $7.9 billion to shareholders in the period in common stock repurchases and dividends.

Total revenue decreased 1.6 percent (up 1 percent adjusted for currency) compared to the first six months of 2011. Software revenue increased 2.5 percent (5 percent adjusted for currency) driven by key branded middleware which increased 3.0 percent (6 percent adjusted for currency).  Global Technology Services revenue declined 0.4 percent (up 2 percent adjusted for currency), while Global Business Services revenue declined 2.8 percent (1 percent adjusted for currency) and Systems and Technology revenue declined 7.9 percent (7 percent adjusted for currency). Global Financing revenue declined 2.8 percent (flat adjusted for currency).  On a geographic basis, revenue performance was led by the growth markets which increased 5.3 percent (9 percent adjusted for currency) driven by the BRIC countries which increased 7.2 percent (12 percent adjusted for currency).

The consolidated gross margin increased 1.0 points versus the first six months of 2011 to 46.4 percent. The operating (non-GAAP) gross margin increased 1.3 points to 47.0 percent compared to the prior year. The improvement in gross margin in the first six months was driven by Global Services and the improved segment mix driven by growth in Software.

Total expense and other income decreased 0.9 percent in the first six months of 2012 versus the prior year. Total operating (non-GAAP) expense and other income decreased 1.7 percent compared to the prior year. The year-to-year drivers for both categories were approximately:

•	Currency*	(5) points
•	Acquisitions**	2 points
•	Base expense	2 points

*    Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 3.4 percent and the pre-tax margin was 17.8 percent, an increase of 0.9 points versus the first six months of 2011. Net income increased 6.5 percent and the net income margin increased 1.0 points to 13.8 percent. The effective tax rate for the first six months of 2012 was 22.8 percent, compared with 25.0 percent in the prior year, reflecting a one-time benefit in the first quarter of 2012 from a tax restructuring in Latin America. Operating (non-GAAP) pre-tax income grew 5.8 percent and the operating (non-GAAP) pre-tax margin was 18.9 percent, an increase of 1.3 points versus the prior year. Operating (non-GAAP) net income increased 8.5 percent and the operating (non-GAAP) net income margin of 14.6 percent increased 1.4 points versus the prior year. The operating (non-GAAP) effective tax rate was 23.1 percent versus 25.0 percent in the first six months of 2011.

Diluted earnings per share improved 12.3 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first half of 2012, the company repurchased 30.6 million shares of its common stock. Diluted earnings per share of $5.95 increased $0.65 from the prior year. Operating (non-GAAP) diluted earnings per share of $6.29 increased $0.79 versus the first half of 2011 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.09)
•	Margin expansion:	$0.56
•	Common stock repurchases:	$0.32

At June 30, 2012, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Cash and marketable securities at June 30 were $11,187 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $2,601 million ($1,451 million adjusted for currency) from December 31, 2011 driven by:

•                  Decreases in total receivables ($2,685 million), cash and cash equivalents ($1,058 million) and total deferred taxes ($831 million); partially offset by

•                  Increased goodwill ($1,522 million), short-term marketable securities ($323 million), intangible assets ($265 million) and inventory ($163 million).

Total liabilities decreased $2,929 million ($2,188 million adjusted for currency) from December 31, 2011 driven by:

•                  Decreases in retirement and nonpension postretirement ($1,831 million), taxes ($1,130 million), accounts payable ($1,035 million) and compensation and benefits ($443 million); partially offset by

•                  Increased total debt ($1,116 million) and total deferred income ($157 million).

Total equity of $20,563 million increased $328 million from December 31, 2011 as a result of:

•                  Higher retained earnings ($5,071 million), common stock ($1,028 million) and retirement-related benefit plans ($780 million); partially offset by

•                  Increased treasury stock ($6,153 million) driven by share repurchases, and foreign currency translation adjustments ($385 million).

The company generated $8,726 million in cash flow provided by operating activities, an increase of $655 million compared to the first six months of 2011, primarily driven by an increase in net income ($421 million), and an increase in cash provided by operating assets and liabilities ($74 million). Net cash used in investing activities of $3,913 million was $3,827 million higher than the first six months of 2011, primarily due to increased cash used for acquisitions ($1,766 million), decreased proceeds from sales of  marketable securities and other investments ($1,129 million), and increased purchases of marketable securities and other investments ($881 million). Net cash used in financing activities of $5,678 million was $1,539 million lower, compared to the first six months of 2011, primarily due to lower cash used for common stock repurchases ($2,018 million) and increased net proceeds associated with debt ($302 million), partially offset by lower cash provided by common stock transactions ($633 million) and increased dividend payments ($148 million).

In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012. In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year. In July 2012, the company again increased its expectations for GAAP earnings per diluted share to at least $14.40 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.10 for the full year.

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2012 versus the second quarter and first six months of 2011 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the three months ended June30:	2012	2011	Change		Currency
Revenue:
Global Technology Services	$9,995	$10,241	(2.4)%		2.2%
Gross margin	36.3%	34.0%	2.3	pts.
Global Business Services	4,667	4,866	(4.1)%		(0.7)%
Gross margin	30.7%	28.9%	1.9	pts.
Software	6,171	6,169	0.0%		3.9%
Gross margin	88.4%	88.4%	(0.0	)pts.
Systems and Technology	4,259	4,681	(9.0)%		(6.6)%
Gross margin	38.3%	40.6%	(2.3	)pts.
Global Financing	517	519	(0.4)%		4.5%
Gross margin	46.0%	48.7%	(2.7	)pts.
Other	175	191	(8.4)%		(5.8)%
Gross margin	(60.0)%	(57.7)%	(2.3	)pts.
Total consolidated revenue	$25,783	$26,666	(3.3)%		0.5%
Total consolidated gross profit	$12,281	$12,385	(0.8)%
Total consolidated gross margin	47.6%	46.4%	1.2	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	93	87	7.0%
Acquisition-related charges	0	0	0.0
Retirement-related (costs)/income	66	6	nm
Operating (non-GAAP) gross profit	$12,440	$12,477	(0.3)%
Operating (non-GAAP) gross margin	48.2%	46.8%	1.5	pts.

nm-not meaningful

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the six months ended June 30:	2012	2011	Change		Currency
Revenue:
Global Technology Services	$20,031	$20,104	(0.4)%		2.4%
Gross margin	35.8%	33.9%	1.9	pts.
Global Business Services	9,304	9,575	(2.8)%		(0.8)%
Gross margin	29.4%	28.2%	1.2	pts.
Software	11,770	11,478	2.5%		5.1%
Gross margin	87.7%	87.8%	(0.1	)pts.
Systems and Technology	8,008	8,700	(7.9)%		(6.5)%
Gross margin	36.4%	39.3%	(2.9	)pts.
Global Financing	1,006	1,035	(2.8)%		0.3%
Gross margin	48.3%	51.1%	(2.8	)pts.
Other	336	381	(11.7)%		(10.2)%
Gross margin	(67.1)%	(75.5)%	8.4	pts.
Total consolidated revenue	$50,456	$51,273	(1.6)%		0.8%
Total consolidated gross profit	$23,400	$23,243	0.7%
Total consolidated gross margin	46.4%	45.3%	1.0	pts.
Non-operating adjustments
Amortization of acquired intangible assets	181	172	5.3%
Acquisition-related charges	0	0	0.6
Retirement-related (costs)/income	137	19	nm
Operating (non-GAAP) gross profit	$23,718	$23,434	1.2%
Operating (non-GAAP) gross margin	47.0%	45.7%	1.3	pts.

nm-not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Global Technology Services	39.0%	38.7%	40.0%	39.5%
Global Business Services	18.2	18.4	18.6	18.8
Total Global Services	57.3	57.1	58.5	58.3
Software	24.1	23.3	23.5	22.6
Systems and Technology	16.6	17.7	16.0	17.1
Global Financing	2.0	2.0	2.0	2.0
Total	100%	100%	100%	100%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Global Technology Services	30.2%	26.4%	31.6%	27.6%
Global Business Services	13.8	14.0	13.7	14.4
Total Global Services	44.0	40.4	45.3	42.0
Software	42.9	43.0	43.3	42.0
Systems and Technology	4.0	7.3	1.3	5.4
Global Financing	9.1	9.2	10.2	10.5
Total	100.0%	100.0%	100.0%	100.0%

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS) delivered $14,662 million of revenue in the second quarter, a decrease of 2.9 percent (increase of 1 percent adjusted for currency) year to year. Adjusted for currency, the second-quarter revenue growth rate was consistent with the growth rate in the first quarter of 2012, with the annuity content providing a solid base of revenue and profit. Revenue in the growth markets increased 2.5 percent (10 percent adjusted for currency) while the major markets decreased 4.3 percent (1 percent adjusted for currency). Within the major markets, second-quarter year-to-year revenue growth in North America was stable, Japan was still down, but improved sequentially versus the first quarter of 2012, and Europe decelerated compared to the first quarter of 2012. Total outsourcing revenue of $6,856 million decreased 3.4 percent (increased 1 percent adjusted for currency) and total transactional revenue of $5,951 million decreased 2.5 percent (increased 1 percent adjusted for currency) year to year. The services segments continued to have strong performance in the business analytics, cloud and Smarter Planet offerings. In the first six months of 2012, total Global Services revenue was $29,335 million, a decrease of 1.2 percent (increase of 1 percent adjusted for currency) year to year, led by performance in the growth markets and the other growth initiatives adjusted for currency. First-half revenue in the growth markets increased 5.8 percent (10 percent adjusted for currency). Total outsourcing revenue of $13,809 million decreased 1.0 percent (increased 2 percent adjusted for currency) and total transactional revenue of $11,834 million decreased 1.2 percent (increased 1 percent adjusted for currency) year to year.

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended June 30:	2012	2011	Change	Currency
Global Services external revenue:	$14,662	$15,107	(2.9)%	1.3%
Global Technology Services	$9,995	$10,241	(2.4)%	2.2%
Outsourcing	5,812	5,999	(3.1)	1.6
Integrated Technology Services	2,328	2,339	(0.4)	4.1
Maintenance	1,855	1,904	(2.5)	1.9
Global Business Services	$4,667	$4,866	(4.1)%	(0.7)%
Outsourcing	1,045	1,100	(5.1)	(1.3)
Consulting and Systems Integration	3,622	3,766	(3.8)	(0.5)

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the six months ended June 30:	2012	2011	Change	Currency
Global Services external revenue:	$29,335	$29,680	(1.2)%	1.4%
Global Technology Services	$20,031	$20,104	(0.4)%	2.4%
Outsourcing	11,715	11,793	(0.7)	2.2
Integrated Technology Services	4,623	4,563	1.3	4.1
Maintenance	3,692	3,749	(1.5)	1.2
Global Business Services	$9,304	$9,575	(2.8)%	(0.8)%
Outsourcing	2,093	2,156	(2.9)	(0.6)
Consulting and Systems Integration	7,211	7,420	(2.8)	(0.9)

Global Technology Services revenue of $9,995 million in the second quarter of 2012 decreased 2.4 percent (increased 2 percent adjusted for currency) versus the second quarter of 2011 and decreased 0.4 percent (increased 2 percent adjusted for currency) to $20,031 million in the first six months of 2012 year to year. Revenue performance was led by the growth markets which were up 2.1 percent (10 percent adjusted for currency) and 5.3 percent (10 percent adjusted for currency) in the second quarter and first six months of 2012, respectively, year to year. GTS Outsourcing revenue decreased 3.1 percent (increased 2 percent adjusted for currency) in the second quarter and decreased 0.7 percent (increased 2 percent adjusted for currency) in the first six months of 2012, respectively. Integrated Technology Services (ITS) revenue decreased 0.4 percent (increased 4 percent adjusted for currency) in the second quarter and increased 1.3 percent (4 percent adjusted for currency) in the first six months of 2012.

Global Business Services revenue decreased 4.1 percent (1 percent adjusted for currency) to $4,667 million and decreased 2.8 percent (1 percent adjusted for currency) to $9,304 million in the second quarter and first six months of 2012, respectively, year to year. Application Outsourcing revenue decreased 5.1 percent (1 percent adjusted for currency) in the second quarter and decreased 2.9 percent (1 percent adjusted for currency) in the first six months of 2012. Consulting and Systems Integration (C&SI) revenue decreased 3.8 percent (flat adjusted for currency) in the second quarter and decreased 2.8 percent (1 percent adjusted for currency) in the first six months of 2012. On a geographic basis, revenue in the growth markets increased 3.9 percent (10 percent adjusted for currency) and 7.4 percent (11 percent adjusted for currency) in the second quarter and first six months of 2012, respectively, year to year. This was the fifth consecutive quarter of 10 percent growth or better at constant currency in the growth markets. Within the major markets, second quarter year-to-year revenue growth in North America was relatively stable, Japan decreased again and Europe decreased 3 percent at constant currency after being flat year to year in the first quarter of 2012. GBS has continued to remix and shift more of its resources to the higher value growth initiatives. GBS revenue included strong growth in business analytics which increased 28 percent and 22 percent, and Smarter Planet which grew 15 percent and 16 percent in the second quarter and first six months of 2012, respectively, year to year. In addition, GBS continues to play a key role in driving the strong performance in the growth initiatives across the company.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2012	2011	Change
Global Technology Services:
External gross profit	$3,629	$3,481	4.2%
External gross profit margin	36.3%	34.0%	2.3	pts.
Pre-tax income	$1,757	$1,420	23.7%
Pre-tax margin	17.1%	13.4%	3.6	pts.
Global Business Services:
External gross profit	$1,434	$1,405	2.1%
External gross profit margin	30.7%	28.9%	1.9	pts.
Pre-tax income	$803	$750	7.0%
Pre-tax margin	16.6%	14.8%	1.8	pts.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2012	2011	Change
Global Technology Services:
External gross profit	$7,169	$6,811	5.3%
External gross profit margin	35.8%	33.9%	1.9	pts.
Pre-tax income	$3,237	$2,658	21.8%
Pre-tax margin	15.7%	12.8%	2.9	pts.
Global Business Services:
External gross profit	$2,735	$2,696	1.5%
External gross profit margin	29.4%	28.2%	1.2	pts.
Pre-tax income	$1,404	$1,390	1.0%
Pre-tax margin	14.5%	13.9%	0.6	pts.

GTS gross profit increased 4.2 percent in the second quarter and increased 5.3 percent in the first six months of 2012 compared to the same periods in 2011. Gross margin improved 2.3 points in the second quarter and 1.9 points in the first six months versus the prior year. The gross margin expansion was driven primarily by improved profit performance in outsourcing. The disciplined approach GTS has taken to solving problems in a select set of lower margin contracts has continued to yield benefits in both gross profit and margin, and accounted for approximately one-third of the gross margin expansion in the second quarter. In addition, GTS has very good margin performance in the growth markets, where GTS revenue is growing 10 points better than the major markets at constant currency. Pre-tax income increased 23.7 percent to $1,757 million in the second quarter of 2012 and pre-tax margin expanded 3.6 points year to year to 17.1 percent. GTS pre-tax income in the first six months of 2012 increased 21.8 percent to $3,237 million with a pre-tax margin of 15.7 percent, an increase of 2.9 points year to year. GTS also continues to benefit from efforts to deliver productivity and efficiency, within the segment, and in conjunction with the company’s enterprise productivity initiatives.

GBS gross profit increased 2.1 percent in the second quarter of 2012 and increased 1.5 percent in the first six months of 2012, respectively, compared to the same periods in 2011. Gross margin expanded 1.9 points and 1.2 points in the second quarter and first six months, respectively, versus the prior year. The gross margin expansion was driven primarily by improved profit performance in Application Outsourcing. GBS segment pre-tax income returned to a more typical level of profitability in the second quarter. Pre-tax income increased 7.0 percent to $803 million in the second quarter of 2012 with pre-tax margin expanding 1.8 points to 16.6 percent. Segment pre-tax income in the first six months of 2012 increased 1.0 percent to $1,404 million and pre-tax margin increased 0.6 points year to year to 14.5 percent.

Total Global Services segment pre-tax income was $2,560 million in the second quarter, an increase of 17.9 percent year to year. The combined pre-tax margin expanded 3.0 points versus the second quarter of 2011. Pre-tax income in the first six months of 2012 increased 14.6 percent to $4,641 million, with a pre-tax margin of 15.3 percent, up 2.1 points year to year. The Services business is benefitting from the work done to improve the profit profile of the contract portfolio, its solid base of annuity business and the yield from its productivity initiatives while focusing on delivering value to clients.

Global Services Backlog

The estimated Global Services backlog at June 30, 2012 was $136 billion, a decrease of 5.6 percent (flat adjusted for currency) compared to the June 30, 2011 balance, and a decrease of 2.4 percent (flat adjusted for currency) compared to the March 31, 2012 balance. Total growth markets backlog at June 30, 2012 increased 10 percent, adjusted for currency, compared to the June 30, 2011 balance. The estimated Outsourcing backlog at June 30, 2012 was $88 billion, a decrease of 8.5 percent (2 percent adjusted for currency) from the June 30, 2011 level and a decrease of 3.2 percent (1 percent adjusted for currency) from the March 31, 2012 balance.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2012	2011	Change	Currency
Backlog:
Total backlog	$136.1	$144.2	(5.6)%	0.5%
Outsourcing backlog	$87.9	$96.1	(8.5)%	(2.5)%

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

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended June 30:	2012	2011	Change	Currency
Total signings:	$13,688	$14,253	(4.0)%	0.1%
Outsourcing signings	$6,785	$7,139	(5.0)%	(0.9)%
Transactional signings	6,904	7,115	(3.0)	1.2

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the six months ended June 30:	2012	2011	Change	Currency
Total signings:	$25,464	$24,761	2.8%	6.5%
Outsourcing signings	$12,241	$11,855	3.3%	7.3%
Transactional signings	13,223	12,906	2.5	5.7

Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2012	2011*	Change	Currency
Software external revenue:	$6,171	$6,169	0.0%	3.9%
Middleware:	$5,046	$5,080	(0.7)%	3.3%
Key branded middleware:	3,944	3,945	(0.0)	3.9
WebSphere Family			3.2	6.9
Information Management			(0.5)	3.4
Lotus			(8.1)	(3.7)
Tivoli			2.3	6.3
Rational			(7.3)	(3.3)
Other middleware	1,102	1,135	(3.0)	1.0
Operating systems	628	630	(0.3)	3.3
Other	497	459	8.2	12.2

* Reclassified to conform with 2012 presentation

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2012	2011*	Change	Currency
Software external revenue:	$11,770	$11,478	2.5%	5.1%
Middleware:	$9,585	$9,430	1.6%	4.2%
Key branded middleware:	7,413	7,200	3.0	5.6
WebSphere Family			8.7	11.3
Information Management			2.1	4.7
Lotus			(4.6)	(1.7)
Tivoli			3.4	6.0
Rational			(3.6)	(0.8)
Other middleware	2,172	2,230	(2.6)	(0.1)
Operating systems	1,218	1,172	4.0	6.4
Other	968	876	10.5	13.1

*   Reclassified to conform with 2012 presentation

Software revenue of $6,171 million was flat (increased 4 percent adjusted for currency) in the second quarter and increased 2.5 percent (5 percent adjusted for currency) to $11,770 million in the first six months of 2012, respectively, compared to the same periods in 2011. Geographically in the second quarter, Software performed well in the growth markets (increased 4.9 percent as reported, 10 percent adjusted for currency), Europe (decreased 4.9 percent as reported, increased 5 percent adjusted for currency) and Japan (increased 7.5 percent as reported, 6 percent adjusted for currency). Growth in the U.S. was impacted by comparison to very strong performance in the second quarter of 2011 in which revenue increased 17 percent. Software had good growth in its business analytics and storage management offerings in both the second quarter and first six month periods of 2012.

Key branded middleware revenue, which accounted for 64 percent of total Software revenue in the second quarter, was flat year to year as reported, but increased 4 percent adjusted for currency, in line with the market. In the first six months of 2012, key branded middleware revenue increased 3.0 percent (6 percent adjusted for currency) year to year and accounted for 63 percent of total Software revenue.

WebSphere revenue increased 3.2 percent (7 percent adjusted for currency) and increased 8.7 percent (11 percent adjusted for currency) in the second quarter and first six months of 2012 year to year, respectively, and gained share for the 15th consecutive quarter. Revenue performance in both periods included good growth in the Commerce and Portal offerings. In the second quarter of 2012, the company acquired Tealeaf, a provider of customer experience management software, which enables clients to analyze interactions on websites and mobile devices.

Information Management revenue decreased 0.5 percent (increased 3 percent adjusted for currency) and increased 2.1 percent (5 percent adjusted for currency) in the second quarter and first six months of 2012 year to year, respectively, and held share in the second quarter. Within Distributed Database, the Software business continued to expand the global Netezza customer base, with strong growth in Europe, Japan and the growth markets, and added nearly 70 new clients worldwide. The company closed two additional acquisitions in the second quarter of 2012 which expand its business analytics and optimization software capabilities: Varicent, an analytics software company that helps optimize sales performance management, and Vivisimo, which enhances the company’s Big Data initiative by helping clients analyze volume, variety and velocity of Big Data for strategic advantage.

Lotus revenue decreased 8.1 percent (4 percent adjusted for currency) in the second quarter and 4.6 percent (2 percent adjusted for currency) in the first six months of 2012, respectively.

Tivoli revenue increased 2.3 percent (6 percent adjusted for currency) in the second quarter and increased 3.4 percent (6 percent adjusted for currency) in the first six months of 2012 compared to the prior year periods and gained share in the second quarter. Revenue performance was driven by storage software growth of 9.1 percent (13 percent adjusted for currency) in the second quarter and growth of 12.9 percent (16 percent adjusted for currency) in the first six months of 2012. Tivoli Storage Management continues to perform exceptionally well, with double-digit constant currency growth for the 6th consecutive quarter. Within its security offerings, Tivoli is utilizing recent acquisitions such as Q1 Labs to provide end-to-end risk management solutions to protect clients against the latest threats, while reducing the costs and complexity of security.

Rational revenue decreased 7.3 percent (3 percent adjusted for currency) in the second quarter and decreased 3.6 percent (1 percent adjusted for currency) in the first six months of 2012 compared to the prior year periods.

Operating systems revenue decreased 0.3 percent (increased 3 percent adjusted for currency) in the second quarter and increased 4.0 percent (6 percent adjusted for currency) in the first six months of 2012, driven primarily by growth in Power Systems.

Other software revenue increased 8.2 percent (12 percent adjusted for currency) in the second quarter and increased 10.5 percent (13 percent adjusted for currency) in the first six months of 2012 driven primarily by growth in software-related services.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2012	2011	Change
Software:
External gross profit	$5,455	$5,456	(0.0)%
External gross profit margin	88.4%	88.4%	(0.0	)pts.
Pre-tax income	$2,493	$2,310	7.9%
Pre-tax margin	35.9%	33.2%	2.7	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2012	2011	Change
Software:
External gross profit	$10,325	$10,076	2.5%
External gross profit margin	87.7%	87.8%	(0.1	)pts.
Pre-tax income	$4,438	$4,045	9.7%
Pre-tax margin	33.2%	30.9%	2.3	pts.

Software gross profit was flat year to year in the second quarter and increased 2.5 percent in the first six months of 2012, in line with software revenue performance. Gross profit margins were essentially flat year to year in both the second quarter and first half of 2012. Software segment pre-tax income increased 7.9 percent to $2,493 million in the second quarter of 2012 and pre-tax margin increased 2.7 points to 35.9 percent. Segment pre-tax income for the first six months of 2012 increased 9.7 percent to $4,438 million and segment pre-tax margin expanded 2.3 points to 33.2 percent.

Systems and Technology

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2012	2011	Change	Currency
Systems and Technology external revenue:	$4,259	$4,681	(9.0)%	(6.6)%
System z			(10.9)%	(8.8)%
Power Systems			(7.1)	(4.4)
System x			(7.7)	(5.4)
Storage			(4.2)	(0.5)
Retail Store Solutions			(3.7)	(1.1)
Total Systems			(7.2)	(4.5)
Microelectronics OEM			(22.2)	(22.2)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2012	2011	Change	Currency
Systems and Technology external revenue:	$8,008	$8,700	(7.9)%	(6.5)%
System z			(17.1)%	(15.7)%
Power Systems			(3.8)	(2.1)
System x			(4.0)	(2.9)
Storage			(4.0)	(1.7)
Retail Store Solutions			(7.9)	(6.2)
Total Systems			(6.6)	(5.0)
Microelectronics OEM			(17.7)	(17.7)

Systems and Technology revenue decreased 9.0 percent (7 percent adjusted for currency) and 7.9 percent (7 percent adjusted for currency) in the second quarter and first six months of 2012, respectively, versus the same periods in 2011. The decline in performance in 2012 was a result of very strong revenue growth across the portfolio in the same periods of 2011. Growth markets revenue increased 0.3 percent (2 percent adjusted for currency) and 2.7 percent (4 percent adjusted for currency) in the second quarter and first six months of 2012, respectively, compared to the prior year periods.  Major markets revenue decreased 10.6 percent (7 percent adjusted for currency) and 10.8 percent (9 percent adjusted for currency) in the second quarter and first six months of 2012 versus the second quarter and first six months of 2011, respectively.

System z revenue decreased 10.9 percent and 17.1 percent (9 percent and 16 percent adjusted for currency) in the second quarter and first six months of 2012 versus the second quarter and first six months of 2011, respectively. In the growth markets, System z revenue increased 8.2 percent (11 percent adjusted for currency) in the second quarter. MIPS (millions of instructions per second) shipments decreased 8 percent and 7 percent in the second quarter and first six months of 2012 versus the same periods of 2011, respectively, as the company mixed toward specialty engines. The performance in the second quarter and first half of the year was expected and consistent with prior mainframe product cycles.

Power Systems revenue decreased 7.1 percent and 3.8 percent (4 percent and 2 percent adjusted for currency) in the second quarter and first six months of 2012 versus the second quarter and first six months of 2011, respectively. The company had continued strength in high performance computing solutions in the second quarter and first six months versus the prior year. The company extended its market leadership this quarter, the 17th consecutive quarter of year-to-year share gains. In the second quarter, the company had over 320 competitive displacements from a combination of Hewlett Packard and Oracle/Sun, resulting in over $265 million of business. In June, an IBM High Performance Computer system achieved the top speed rating in the world, and the company earned three of the top four spots on the TOP500 project which ranks the world’s most powerful computers.

System x revenue decreased 7.7 percent and 4.0 percent (5 percent and 3 percent adjusted for currency) in the second quarter and first six months of 2012 versus the second quarter and first six months of 2011, respectively. High-end System x revenue increased 13 percent and 15 percent (15 percent and 17 percent adjusted for currency) in the second quarter and first six months of 2012 versus the comparable periods of 2011, respectively.

Storage revenue decreased 4.2 percent and 4.0 percent (essentially flat and down 2 percent adjusted for currency) in the second quarter and six months of 2012 versus the comparable periods in 2011, respectively. Total disk revenue decreased 4 percent and 3 percent (essentially flat adjusted for currency) in the second quarter and the first six months of 2012 versus the second quarter and first six months of 2011, respectively. Tape revenue decreased 6 percent and 9 percent (3 percent and 7 percent adjusted for currency) in the second quarter and the first six months of 2012, versus the comparable periods of 2011, respectively. The value in storage solutions continues to shift to software, as demonstrated by the ongoing success the company is having in its Tivoli storage software offerings.

Retail Stores Solutions revenue decreased 3.7 percent and 7.9 percent (1 percent and 6 percent adjusted for currency) in the second quarter and first six months of 2012 versus the same periods in 2011, respectively.

Microelectronics OEM revenue decreased 22.2 percent and 17.7 percent (22 percent and 18 percent adjusted for currency) in the second quarter and first six months of 2012 versus the comparable periods of 2011, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2012	2011	Change
Systems and Technology:
External gross profit	$1,630	$1,899	(14.2)%
External gross profit margin	38.3%	40.6%	(2.3	)pts.
Pre-tax income	$234	$393	(40.4)%
Pre-tax margin	5.3%	8.0%	(2.7	)pts.

			Yr. to Yr.
			Percent
(Dollars in millions)			Margin
For the six months ended June 30:	2012	2011	Change
System and Technology:
External gross profit	$2,911	$3,419	(14.9)%
External gross profit margin	36.4%	39.3%	(2.9	)pts.
Pre-tax income	$130	$525	(75.3)%
Pre-tax margin	1.6%	5.7%	(4.2	)pts.

Gross margin decreased 2.3 points in the second quarter of 2012 versus the prior year. The decrease was driven by lower margins in Microelectronics (1.3 points), Storage (0.8 points), System x (0.6 points) and Power Systems (0.4 points), partially offset by margin improvement in System z (0.5 points). Gross margin for the first six months decreased 2.9 points compared to the first six months of 2011. The decrease was driven by lower margins in Storage (1.1 points), Microelectronics (0.9 points), System x (0.6 points), Power Systems (0.4 points) and the effects of revenue mix (0.8 points), partially offset by margin improvement in System z (0.5 points). The margin improvements in System z are typical for this point in the upgrade cycle.

Systems and Technology’s pre-tax income decreased $159 million (40.4 percent) to $234 million in the second quarter, and decreased $395 million to $130 million for the first six months of 2012, when compared to the prior year. Pre-tax margin decreased 2.7 points in the second quarter and 4.2 points in the first six months, respectively, versus the prior year periods.

Global Financing

See pages 70 to 75 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2012	2011	Change	Currency
Total Revenue	$25,783	$26,666	(3.3)%	0.5%
Geographies:	$25,271	$25,992	(2.8)%	1.2%
Americas	11,081	11,164	(0.7)	0.8
Europe/Middle East/Africa (EMEA)	7,869	8,636	(8.9)	(0.1)
Asia Pacific	6,321	6,191	2.1	3.6

Major markets			(4.3)%	(0.8)%
Growth markets			2.5%	8.1%
BRIC countries			5.0%	12.0%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2012	2011	Change	Currency
Total Revenue	$50,456	$51,273	(1.6)%	0.8%
Geographies:	$49,435	$49,984	(1.1)%	1.3%
Americas	21,558	21,503	0.3	1.3
Europe/Middle East/Africa (EMEA)	15,447	16,397	(5.8)	0.5
Asia Pacific	12,430	12,084	2.9	2.5

Major markets			(2.9)%	(0.6)%
Growth markets			5.3%	8.5%
BRIC countries			7.2%	11.7%

Total geographic revenue decreased 2.8 percent (increased 1 percent adjusted for currency) to $25,271 million in the second quarter of 2012. Adjusted for currency, the revenue growth rate in the second quarter was consistent with the growth rate in the first quarter of 2012.

Revenue from the major markets decreased 4.3 percent (1 percent adjusted for currency) in the second quarter of 2012 compared to the second quarter of 2011.  Within the Americas, Canada decreased 1.3 percent (increased 3 percent adjusted for currency) while the U.S. was essentially flat year to year for the second consecutive quarter. In Europe, revenue performance in the major markets adjusted for currency slowed 2 points compared to the first quarter of 2012 growth rate but, in total, was still relatively stable. Adjusted for currency, performance by country was mixed with the U.K down 1.1 percent (up 2 percent adjusted for currency), Spain down 8.5 percent (up 3 percent adjusted for currency), Germany down 11.0 percent (flat adjusted for currency), France down 15.3 percent (5 percent adjusted for currency) and Italy down 12.3 percent (2 percent adjusted for currency). Within Asia Pacific, Japan revenue decreased 2.8 percent (5 percent adjusted for currency).

Revenue from the growth markets increased 2.5 percent (8 percent adjusted for currency) in the second quarter of 2012 and, on a constant currency basis, outpaced the revenue growth in the major markets by 9 points. In the BRIC countries (Brazil, Russia, India and China), revenue increased 5.0 percent (12 percent adjusted for currency) led by growth in Russia which increased 35.6 percent (39 percent adjusted for currency) and China where revenue increased 26.1 percent (24 percent adjusted for currency) and the company gained share in the second quarter. In addition, the company is continuing to build capabilities in China and has expanded the number of branch offices. The company now has 68 face-to-face and over 100 virtual branch offices across China. Revenue performance in the growth markets was again broad based with more than 30 growth market countries having double-digit revenue growth year to year, adjusted for currency. The company is capturing the opportunity from these faster growing economies and taking share due in part to the acceleration of its market expansion initiative. This was the 8th consecutive quarter of share gains in the growth markets.

Total geographic revenue for the first six months of 2012 of $49,435 million decreased 1.1 percent (increased 1 percent adjusted for currency) year to year. The major markets decreased 2.9 percent (1 percent adjusted for currency) year to year while the growth markets increased 5.3 percent (9 percent adjusted for currency). Total revenue from the growth markets represented approximately 23 percent of the total geographic revenue in the first six months of 2012, with revenue growth adjusted for currency, approximately 9 points higher than the major markets. Within the BRIC countries, revenue increased 7.2 percent (12 percent adjusted for currency) in the first six months of 2012 versus the first six months of 2011 with strong constant currency growth in China, India and Russia.

Americas revenue for the first six months of 2012 increased 0.3 percent (1 percent adjusted for currency) compared to the same period of 2011. Within the major market countries, U.S. revenue was essentially flat year to year and Canada increased 3.0 percent (6 percent adjusted for currency). Revenue in the Latin America growth markets was flat (increased 6 percent adjusted for currency) year to year.

EMEA revenue decreased 5.8 percent (flat adjusted for currency) in the first six months of 2012 versus the same period in 2011. The EMEA growth markets increased 2.9 percent (9 percent adjusted for currency) year to year, led by growth in Russia of 26.7 percent (29 percent adjusted for currency). In the major market countries the U.K. increased 3.1 percent (6 percent adjusted for currency), Spain decreased 5.2 percent (increased 3 percent adjusted for currency), Germany decreased 7.3 percent (flat adjusted for currency), France decreased 14.8 percent (7 percent adjusted for currency) and Italy decreased 9.4 percent (2 percent adjusted for currency).

Asia Pacific revenue increased 2.9 percent (3 percent adjusted for currency) in the first six months of 2012. Revenue in the growth markets increased 7.9 percent (9 percent adjusted for currency), led by growth in China of 21.2 percent (18 percent adjusted for currency). India revenue decreased 4.8 percent as reported and increased 10 percent on a constant currency basis. Japan revenue decreased 3.4 percent (6 percent adjusted for currency) year to year in the first six months of 2012.

OEM revenue decreased 24.1 percent (24 percent adjusted for currency) and decreased 20.7 percent (21 percent adjusted for currency) year to year in the second quarter and first six months of 2012, respectively, driven by the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Total consolidated expense and other (income)	$7,120	$7,500	(5.1)%
Non-operating adjustments:
Amortization of acquired intangible assets	(81)	(73)	10.8
Acquisition-related charges	(7)	(4)	81.1
Non-operating retirement-related (costs)/income	(28)	18	nm
Total operating (non-GAAP) expense and other (income)	$7,004	$7,441	(5.9)%
Total consolidated expense-to-revenue ratio	27.6%	28.1%	(0.5	)pts.
Operating (non-GAAP) expense-to-revenue ratio	27.2%	27.9%	(0.7	)pts.

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Total consolidated expense and other (income)	$14,403	$14,541	(0.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	(158)	(146)	8.5
Acquisition-related charges	(14)	(11)	31.0
Non-operating retirement-related (costs)/income	(60)	28	nm
Total operating (non-GAAP) expense and other (income)	$14,171	$14,412	(1.7)%
Total consolidated expense-to-revenue ratio	28.5%	28.4%	0.2	pts.
Operating (non-GAAP) expense-to-revenue ratio	28.1%	28.1%	0.0	pts.

nm - not meaningful

Total expense and other (income) decreased 5.1 percent in the second quarter and 0.9 percent in the first half of 2012 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 5.9 percent and 1.7 percent compared to the second quarter and first half of 2011, respectively. The key drivers of the year-to-year change in total expense and other (income) for both expense presentations were approximately:

For the three and six months ended June 30, 2012:	Three Months		Six Months
Currency*	(7	)pts.	(5	)pts.
Acquisitions**	3	pts.	2	pts.
Base expense	(0	) pts.	2	pts.

*   Reflects impacts of translation and hedging programs.

** Includes acquisitions completed in prior 12-month period.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,944	$5,131	(3.6)%
Advertising and promotional expense	344	366	(6.0)
Workforce rebalancing charges	155	177	(12.4)
Retirement-related costs	193	151	27.7
Amortization of acquired intangible assets	81	73	10.8
Stock-based compensation	117	126	(7.0)
Bad debt expense	4	7	(43.2)
Total consolidated selling, general and administrative expense	$5,837	$6,030	(3.2)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(81)	(73)	10.8
Acquisition-related charges	(6)	(3)	122.0
Non-operating retirement-related (costs)/income	(33)	(5)	nm
Operating (non-GAAP) selling, general and administrative expense	$5,717	$5,950	(3.9)%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$9,866	$10,052	(1.9)%
Advertising and promotional expense	659	689	(4.3)
Workforce rebalancing charges	381	400	(4.9)
Retirement-related costs	409	318	28.7
Amortization of acquired intangible assets	158	146	8.5
Stock-based compensation	236	256	(7.7)
Bad debt expense	14	(5)	nm
Total consolidated selling, general and administrative expense	$11,723	$11,856	(1.1)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(158)	(146)	8.5
Acquisition-related charges	(12)	(6)	117.2
Non-operating retirement-related (costs)/income	(69)	(15)	nm
Operating (non-GAAP) selling, general and administrative expense	$11,483	$11,689	(1.8)%

nm — not meaningful

Total Selling, general and administrative (SG&A) expense decreased 3.2 percent (up 1 percent adjusted for currency) in the second quarter of 2012 versus the second quarter of 2011. The decrease was primarily driven by currency impacts (5 points) and improved base spending (1 point), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 3.9 percent (up 1 percent adjusted for currency) primarily driven by the same factors.

Total SG&A expense decreased 1.1 percent (up 2 percent adjusted for currency) in the first six months of 2012 versus the first six months of 2011. The decrease was driven by currency impacts (3 points), partially offset by acquisition-related spending (2 points), while base expense was essentially flat. Operating (non-GAAP) SG&A expense decreased 1.8 percent (up 1 percent adjusted for currency) primarily driven by the same factors. Bad debt expense increased $19 million for the first half of 2012. The accounts receivable provision coverage is 1.6 percent at June 30, 2012, an increase of 10 basis points from year-end 2011.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(106)	$156	nm
(Gains)/losses on derivative instruments	35	6	nm
Interest income	(31)	(30)	5.6%
Net (gains)/losses from securities and investment assets	(12)	(12)	(0.8)
Other	(17)	(23)	(25.2)
Total consolidated other (income) and expense	$(132)	$97	nm
Non-operating adjustment:
Acquisition-related charges	(1)	(1)	(16.6)
Operating (non-GAAP) other (income) and expense	$(133)	$96	nm

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(177)	$252	nm
(Gains)/losses on derivative instruments	95	(34)	nm
Interest income	(62)	(66)	(5.6)%
Net (gains)/losses from securities and investment assets	(18)	(227)	(92.2)
Other	(28)	(31)	(8.6)
Total consolidated other (income) and expense	$(190)	$(105)	80.9%
Non-operating adjustment:
Acquisition-related charges	(2)	(5)	(66.7)
Operating (non-GAAP) other (income) and expense	$(192)	$(110)	74.2%

nm — not meaningful

Other (income) and expense was income of $132 million and expense of $97 million in the second quarter of 2012 and 2011, respectively. The increase in income of $229 million in the second quarter of 2012 was primarily driven by higher gains from foreign currency transactions ($262 million) due to foreign currency rate volatility year to year. This increase in income was partially offset by increased losses on derivative instruments ($29 million).

Other (income) and expense was income of $190 million and $105 million in the first half of 2012 and 2011, respectively. The increase in income of $85 million in the first half of 2012 was primarily driven by higher gains from foreign currency transactions ($430 million) due to foreign currency rate volatility year to year. This increase in income was partially offset by lower gains from securities and investment asset sales ($209 million) and increased losses on derivative instruments ($129 million). In the first quarter of 2011, the company had investment gains of over $200 million, primarily from the sale of Lenovo shares.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Total consolidated research, development and engineering	$1,587	$1,569	1.1%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	5	24	(77.8)
Operating (non-GAAP) research, development and engineering	$1,592	$1,593	(0.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Total consolidated research, development and engineering	$3,188	$3,156	1.0%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	10	43	(77.6)
Operating (non-GAAP) research, development and engineering	$3,197	$3,199	(0.1)%

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 1.1 percent in the second quarter of 2012 versus the second quarter of 2011 primarily driven by: acquisitions (3 points), partially offset by currency impacts (3 points), while base expense was essentially flat. Operating (non-GAAP) RD&E expense decreased 0.1 percent in the second quarter of 2012 compared to the prior year, primarily driven by: currency impacts (3 points) and base expense (1 point), partially offset by acquisitions (3 points).

RD&E expense increased 1.0 percent for the first six months of 2012 versus the same period of 2011 primarily driven by: acquisitions (3 points), partially offset by currency impacts (2 points), while base expense was essentially flat. Operating (non-GAAP) RD&E expense decreased 0.1 percent in the first six months of 2012 compared to the prior year primarily driven by: partially offset by currency impacts (2 points) and base expense (1 point), partially offset by acquisitions (3 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$109	$84	30.3%
Licensing/royalty-based fees	54	61	(10.6)
Custom development income	126	150	(16.3)
Total	$289	$295	(1.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$176	$150	17.7%
Licensing/royalty-based fees	120	113	5.7
Custom development income	249	294	(15.3)
Total	$545	$557	(2.2)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter and first six months of 2012 and 2011.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Interest expense	$117	$97	20.4%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Interest expense	$226	$190	19.1%

The increase in interest expense for the second quarter and first six months of 2012 versus the same periods of 2011 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 74 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2012 was $249 million and $501 million, respectively, an increase of $14 million and $31 million, respectively, year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2012	2011	Change
Retirement-related plans — cost:
Service cost	$123	$137	(10.3)%
Amortization of prior service cost/(credits)	(37)	(39)	(5.0)
Cost of defined contribution plans	368	372	(1.0)
Total operating costs	$454	$470	(3.4)%
Interest cost	$1,058	$1,156	(8.5)%
Expected return on plan assets	(1,587)	(1,653)	(4.0)
Recognized actuarial losses	600	444	35.2
Plan amendments/curtailments/settlements	0	1	nm
Multi-employer plan/other costs	23	40	(42.0)
Total non-operating costs/(income)	$94	$(12)	nm
Total retirement-related plans — cost	$548	$458	19.8%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2012	2011	Change
Retirement-related plans — cost:
Service cost	$247	$278	(11.4)%
Amortization of prior service cost/(credits)	(74)	(77)	(3.9)
Cost of defined contribution plans	795	782	1.7
Total operating costs	$968	$983	(1.6)%
Interest cost	$2,124	$2,305	(7.8)%
Expected return on plan assets	(3,180)	(3,290)	(3.3)
Recognized actuarial losses	1,205	903	33.5
Plan amendments/curtailments/settlements	1	1	0.0
Multi-employer plan/other costs	46	74	(37.1)
Total non-operating costs/(income)	$197	$(8)	nm
Total retirement-related plans — cost	$1,164	$975	19.4%

nm — not meaningful

In the second quarter, total retirement-related plans cost increased by $91 million compared to the second quarter of 2011, primarily driven by an increase in recognized actuarial losses ($156 million) and lower expected return on plan assets ($66 million), partially offset by lower interest cost ($98 million). Total cost for the first six months of 2012 increased $189 million versus the first six months of 2011, primarily driven by an increase in recognized actuarial losses ($303 million) and lower expected return on plan assets ($110 million), partially offset by lower interest cost ($181 million).

As discussed in the “Snapshot” on pages 39 and 40, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter were $454 million, a decrease of $16 million compared to the second quarter of 2011, primarily driven by lower service cost of $14 million. Non-operating costs of $94 million increased $107 million in the second quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($156 million) and lower expected return on plan assets ($66 million), partially offset by lower interest cost ($98 million). For the first six months of 2012, operating retirement-related costs were $968 million, a decrease of $16 million compared to the first six months of 2011. This decrease was driven by lower service cost of $32 million, partially offset by increase in the cost of defined contribution plans of $13 million. Non-operating costs of $197 million increased $205 million in the first six months compared to the prior year driven primarily by an increase in recognized actuarial losses ($303 million) and lower expected return on plan assets ($110 million), partially offset by lower interest cost ($181 million).

See Note 8, “Retirement-Related Benefits” on pages 30 and 31 for additional plan cost detail.

Taxes

The effective tax rate for the second quarter of 2012 was 24.8 percent compared to an effective tax rate of 25.0 percent for the second quarter of 2011. The effective tax rates for the first six months of 2012 and 2011 were 22.8 percent and 25.0 percent, respectively.  The operating (non-GAAP) tax rate for the second quarter of 2012 was 25.0 percent compared to 25.0 percent for the second quarter of 2011. The operating (non-GAAP) tax rate for the first six months of 2012 was 23.1 percent compared to 25.0 percent for the first six months of 2011. The decline in the rate for the six month period was primarily due to discrete period tax events in the first quarter of 2012 driven by a one-time benefit associated with a tax restructuring in Latin America.

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

The amount of unrecognized tax benefits at December 31, 2011 increased $65 million in the second quarter and $38 million in the first six months of 2012 to $5,613 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5,127 million at June 30, 2012.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,502 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The first court hearing was held in September 2011 with a second hearing scheduled for October 2012.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2012	2011	Change
Earnings per share of common stock:
Assuming dilution	$3.34	$3.00	11.3%
Basic	$3.38	$3.04	11.2%
Diluted operating (non-GAAP)	$3.51	$3.09	13.6%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,161.9	1,221.4	(4.9)%
Basic	1,149.0	1,204.8	(4.6)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2012	2011	Change
Earnings per share of common stock:
Assuming dilution	$5.95	$5.30	12.3%
Basic	$6.02	$5.38	11.9%
Diluted operating (non-GAAP)	$6.29	$5.50	14.4%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,168.1	1,230.7	(5.1)%
Basic	1,154.1	1,213.5	(4.9)%

Actual shares outstanding at June 30, 2012 were 1,142.8 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2012 was 59.6 and 62.7 million lower, respectively, than the same periods in 2011, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At June 30, 2012, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Cash and marketable securities at June 30 were $11,187 million, and a significant portion of the investment portfolio was invested in U.S. and Canadian sovereign instruments, with no holdings of European sovereign debt securities. Total debt of $32,435 million increased $1,116 million from prior year-end levels driven by an increase in total debt of $7,559 million due to new debt issuances, partially offset by maturities of $4,068 million and a decrease in commercial paper to $250 million compared to $2,300 million at December 31, 2011. The company continues to have substantial flexibility in the market. In the first six months, the company generated $8,726 million in cash from operations, an increase of $655 million compared to the first six months of 2011 (see cash flow analysis on page 64). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 70, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Current assets	$47,392	$50,928
Current liabilities	38,903	42,123
Working capital	$8,489	$8,805

Current ratio	1.22	1.21

Working capital decreased $316 million from the year-end 2011 position. The key changes are described below:

Current assets decreased $3,536 million ($2,967 million adjusted for currency), due to:

•                  A decline of $2,705 million ($2,475 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances;  and

•                  A decrease in cash and cash equivalents and marketable securities of $736 million (see cash flow analysis below); partially offset by

•                  An increase of $163 million ($187 million adjusted for currency) in inventories, primarily in Systems and Technology.

Current liabilities decreased $3,220 million ($2,911 million adjusted for currency), as a result of:

•                  A decrease of $1,130 million in taxes payable primarily due to tax payments in the U.S. and Japan;

•                  A decrease in short-term debt of $793 million primarily driven by the following:

•                  Payments of $3,391 million; and

•                  Payments of debt less than 90 days of $2,236 million; partially offset by

•                  Reclasses of  $2,576 million from long-term to short-term debt to reflect maturity dates; and

•                  New debt issuances of $2,307 million.

•                  A decrease in accounts payable of $1,035 million reflecting declines from typically higher year-end balances; and

•                  A decrease in compensation and benefits of $443 million reflecting payments of 2011 employee bonuses in March 2012.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2012	2011
Net cash provided by/(used in):
Operating activities	$8,726	$8,071
Investing activities	(3,913)	(86)
Financing activities	(5,678)	(7,217)
Effect of exchange rate changes on cash and cash equivalents	(193)	285
Net change in cash and cash equivalents	$(1,058)	$1,054

Net cash from operating activities increased by $655 million as compared to the first six months of 2011 driven by the following factors:

•                  Improved net income of $421 million; and

•                  An increase in cash provided by operating assets and liabilities of $74 million due to:

•                  Lower net tax payments of $1,052 million during the first six months of 2012 compared to 2011;

•                  A decrease in payments of $106 million related to retirement-related activities, primarily driven by lower non-U.S. employer funding in 2012; partially offset by

•                  A decrease in cash provided by receivables ($919 million) and inventory ($98 million).

Net cash used in investing activities increased $3,827 million driven by:

•                  An increase of $1,766 million in cash used for acquisitions; and

•                  A decrease in cash of $2,010 million from net purchases and sales of marketable securities and other investments.

Net cash used in financing activities decreased $1,539 million as compared to the first six months of 2011 driven by the following factors:

•                  Increased cash from net debt activity (including short-term borrowings) of $302 million; and

•                  A net decrease of $1,385 million of cash used for common stock transactions; partially offset by

•                  An increase of $148 million in cash for dividends paid.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Noncurrent assets	$66,440	$65,505
Long-term debt	24,766	22,857
Noncurrent liabilities (excluding debt)	29,599	31,217

The increase in noncurrent assets of $935 million (an increase of $1,516 million adjusted for currency) was driven by:

•                  An increase of $1,787 million ($1,856 million adjusted for currency) in goodwill and intangible assets driven by acquisitions; partially offset by

•                  A decrease of $708 million in noncurrent deferred taxes ($654 million adjusted for currency) primarily driven by retirement related activity.

Long-term debt increased by $1,909 million primarily driven by new debt issuances of $5,251 million, partially offset by reclasses to short-term debt and debt exchange activity (see below).

Other noncurrent liabilities, excluding debt, decreased $1,618 million ($1,260 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $1,831 million ($1,578 million adjusted for currency) primarily driven by contributions to non-U.S. plans and returns on plan assets net of interest cost; partially offset by

•                  An increase of $171 million ($230 million adjusted for currency) in other noncurrent liabilities primarily due to an increase in tax related liabilities.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Total company debt	$32,435	$31,320
Total Global Financing segment debt	$22,625	$23,332
Debt to support external clients	19,635	20,051
Debt to support internal clients	2,990	3,281

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 74.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 36.1 percent at June 30, 2012 compared to 32.0 percent at December 31, 2011. The increase was primarily driven by an increase in non-Global Financing debt of $1,823 million partially offset by an increase in non-Global Financing equity of $365 million from December 31, 2011 balances.

Consolidated debt-to-capitalization ratio at June 30, 2012 was 61.2 percent versus 60.7 percent at December 31, 2011.

Debt Exchange

During the quarter, the company completed an exchange of approximately $6 million of principal of its 7.125 percent debentures due 2096, $104 million principal of its 8.000 percent notes due in 2038 and $800 million of principal of its 5.600 percent senior notes due in 2039 for approximately $1,107 million of 4.000 percent senior notes due in 2042 and cash of approximately $121 million.  The exchange was completed to retire high coupon debt in the current favorable interest rate environment.

The debt exchange was accounted for as a non revolving debt modification in accordance with U.S. GAAP, and therefore it did not result in any gain or loss recorded in the Consolidated Statement of Earnings.  Cash payments will be amortized over the life of the new debt. Administrative fees with third parties in relation to the exchange were expensed as incurred.

Equity

Total equity increased by $328 million from December 31, 2011 as a result of an increase in retained earnings of $5,071 million, an increase of $1,028 million in common stock and accumulated other comprehensive income of $387 million, partially offset by an increase in treasury stock of $6,153 million primarily related to common stock repurchases in the first six months of 2012.

Looking Forward

The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In May 2010, the company met with investors and introduced a roadmap for earnings per share in 2015. The objective of the roadmap for growth is to achieve at least $20 of operating (non-GAAP) earnings per diluted share in 2015. The company has identified the major drivers of financial performance: revenue growth, margin expansion and common stock share repurchase. The revenue growth will come from a combination of base revenue growth, a shift to faster growing businesses and from acquisitions closed between 2010 and 2015. The contribution from margin expansion will be driven by the mix of higher margin businesses and enterprise productivity. The company will also continue to return value to its shareholders, with approximately $50 billion of share repurchase and $20 billion of dividends expected during the road map period. Overall, the company expects fairly balanced contribution from revenue growth, margin expansion and share repurchase.

Looking forward, the company expects continued opportunity in the growth markets and in the higher value solutions, including business analytics, Smarter Planet and cloud computing, where the company believes its enterprise clients will continue to focus. The company is confident in its ability to continue to leverage its business model to expand margin, grow profit, generate cash and return value to shareholders. In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012.  In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year. In July 2012, the company again increased its expectation for GAAP earnings per diluted share to at least $14.40 and its expectation for operating (non-GAAP) earnings per share to at least $15.10 for the full year. The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.46 per share and non-operating retirement-related costs of $0.24 per share. This expectation results in an increase year to year of 10 percent in GAAP earnings per share and an increase of 12 percent year to year in operating (non-GAAP) earnings per share.

The company’s revised earnings per share expectation for the full year implies year to year growth in the second half of 9 percent for GAAP earnings per share and 10 percent for operating (non-GAAP) earnings per share. The company expects that growth to be reasonably distributed across both the third and fourth quarters, with the possibility of a slight skew towards the fourth quarter due to its new product announcements. The company expects currency dynamics in the second half to be a headwind of approximately 4-5 points of revenue growth in the third quarter and 2-3 points in the fourth quarter. At July 2012 spot rates, this would be an impact of approximately $2 billion in the second half compared to the estimated impact of $1 billion that the company experienced in the second quarter. In the third quarter, the company expects constant currency revenue growth to be approximately the same as the first half of the year, with the fourth quarter presenting an opportunity for additional growth driven by the new product announcements.

From a segment perspective, in the first half of 2012, the Global Services business increased pre-tax income by 14.6 percent, expanded pre-tax margin by 2.1 points and maintained a flat backlog, adjusted for currency, versus the prior year. Looking forward to the second half of the year, the company expects the Global Services business to deliver continued strong profit growth. The Software business delivered strong performance in the first half, capitalizing on the momentum and a strong set of opportunities it had coming off an excellent performance in 2011. The company continues to strengthen the portfolio through a series of acquisitions that will contribute to performance in future periods. The company also continues to see good opportunity in the global software business and expects to hire 200-300 sales representatives each month through the end of the year. Revenue performance in the second quarter was impacted by the comparison to the strong performance in the prior year quarter. In the third quarter, the company expects a Software revenue growth rate consistent with the first quarter of 2012. As expected, the Systems and Technology business faced a tough comparison in the first half of 2012 driven primarily by the System z and Power Systems product cycle performance in the first half of 2011. In the second quarter, the company began shipping PureFlex, the first offering from the new PureSystems family of expert integrated systems which was announced in April 2012. In the third quarter, the PureApplication system will become available, and the company expects volume shipments in the fourth quarter.

The company’s earnings expectation for 2012 is consistent with its business model: revenue growth, margin expansion driven by a mix to software and continued productivity and prudent use of cash to drive investments, acquisitions and share repurchase. The company will continue to improve its portfolio through acquisitions and divestitures and will continue to invest in market opportunities and drive productivity. The company expects to close the sale of its Retail Store Solutions business to Toshiba Tec in the third and fourth quarters and expects to record a total pre-tax gain on this transaction of approximately $450 - $550 million in the second half of the year. The gain will be recognized consistent with the closing schedule.

The company will continue to rebalance its workforce to opportunities and skills aligned with its key investments and hire resources to drive growth initiatives. The company expects workforce rebalancing charges in the second half of 2012 to be slightly greater than the first half of 2012 and to be focused on the company’s non-U.S. operations.

The company’s effective tax rate in the first six months was 22.8 percent, down 2.2 points compared to the first six months of 2011. The lower tax rate was due to a one-time benefit associated with a tax restructuring in Latin America in the first quarter. The company expects its full year  2012 effective tax rate on an as reported and operating (non-GAAP) basis to be in the range of 24 percent; excluding the one-time benefit in the first quarter, the effective tax rate on an as reported and operating (non-GAAP) basis to be in the range of 25 percent.

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

The economy could impact the credit quality of the company’s receivables, and therefore the allowance for credit losses. The company will continue to apply its rigorous credit policies and analysis, and will also continue to monitor the current economic environment, particularly in Europe. At June 30, 2012, total receivables in Portugal, Italy, Ireland, Greece and Spain were approximately $2.3 billion, net of allowances, and represented approximately 6 percent of total net trade and financing accounts receivables.  The company will continue to monitor potential exposures in these countries in conjunction with the application of its credit policies.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At June 30, 2012, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2011. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2011 Annual Report in Note D, “Financial Instruments,” on pages 96 to 100.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Based on the currency rate movements in the first half of 2012, total revenue decreased 1.6 percent as reported and increased 0.8 percent at constant currency versus the first half of 2011. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $50 million in the first half of 2012. The same mathematical exercise resulted in an increase of approximately $370 million in the first half of 2011. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout 2011 and the first six months of 2012. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2010 and 2011 revenue, respectively).

Liquidity and Capital Resources

In the company’s 2011 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2012, those amounts are $8.7 billion for net cash from operating activities, $11.2 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2012 appear in the table below. The Standard and Poor’s ratings reflect an upgrade on May 30, 2012. The other agency ratings remain unchanged from December 31, 2011. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments there under in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2012, the fair value of those instruments that were in a liability position was $512 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The table appearing on page 57 of the company’s 2011 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 64. The following is management’s view of cash flows for the first six months of 2012 and 2011 prepared in a manner consistent with the table and description on pages 56 and 57 of the company’s 2011 Annual Report:

(Dollars in millions)
For the six months ended June 30:	2012	2011
Net cash from operating activities per GAAP:	$8,726	$8,071
Less: the change in Global Financing receivables	918	1,903
Net cash from operating activities, excluding Global Financing receivables	7,809	6,168
Capital expenditures, net	(2,279)	(2,010)
Free cash flow	5,529	4,159
Acquisitions	(1,925)	(159)
Divestitures	13	4
Share repurchase	(6,002)	(8,021)
Dividends	(1,848)	(1,700)
Non-Global Financing debt	1,590	1,007
Other (includes Global Financing receivables and Global Financing debt)	1,907	4,822
Change in cash, cash equivalents and short-term marketable securities	$(736)	$113

Free cash flow for the first six months of 2012 increased $1,370 million versus the first six months of 2011. The increase was driven by net income and working capital efficiencies, partially offset by increased capital expenditures. In the 12 months ended June 30, 2012, the company generated $20.5 billion in cash from operations and $18.0 billion in free cash flow. In 2011, the company generated $19.8 billion in cash from operations and $16.6 billion in free cash flow. In the last decade, the company has significantly increased the cash from operations and tripled the amount of free cash flow generation.

Reconciliation of Free Cash Flow (excluding Global Financing receivables)

(Dollars in billions)	June 30,	December 31,
For the twelve months ended:	2012	2002
Net cash from operating activities per GAAP:	$20.5	$13.8
Less: the change in Global Financing receivables	(1.8)	(3.3)
Net cash from operating activities, excluding Global Financing receivables	22.3	10.5
Capital expenditures, net	(4.3)	(4.6)
Free cash flow	$18.0	$5.9

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2011  Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 34 to 37 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $700 million in 2012. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
External revenue	$517	$519	$1,006	$1,035
Internal revenue	515	547	1,000	1,044
Total revenue	1,032	1,066	2,006	2,079
Cost	355	384	658	719
Gross profit	$677	$682	$1,349	$1,360
Gross profit margin	65.6%	64.0%	67.2%	65.4%
Pre-tax income	$528	$496	$1,040	$1,015
After-tax income*	$354	$334	$697	$675
Return on equity*	43.1%	39.9%	42.6%	40.6%

* See page 74 for the details of the after-tax income and the return on equity calculation.

The decrease in revenue in the second quarter, as compared to the same period in 2011, was due to:

•                  A decline in internal revenue of 5.7 percent driven by decreases in financing revenue (down 10.3 percent to $119 million) and in used equipment sales (down 4.3 percent to $396 million); and

•                  A decline in external revenue of 0.4 percent (up 4 percent adjusted for currency), due to a decrease in financing revenue (down 10.0 percent to $359 million), partially offset by an increase in used equipment sales (up 31.5 percent to $157 million).

The decrease in revenue in the first six months, as compared to the same period in 2011, was due to:

•                  A decline in internal revenue of 4.2 percent driven by decreases in financing revenue (down 8.8 percent to $260 million) and in used equipment sales (down 2.4 percent to $740 million); and

•                  A decline in external revenue of 2.8 percent (flat adjusted for currency), due to a decrease in financing revenue (down 7.6 percent to $751 million), partially offset by an increase in used equipment sales (up 14.9 percent to $255 million).

The decreases in external financing revenue in the second quarter and the first six months of 2012, compared to the same periods in 2011, were due to lower asset yields.  The decreases in internal financing revenue in the second quarter and the first six months of 2012, compared to the same periods in 2011, were due to decreases in average asset balances and lower asset yields.

Global Financing gross profit decreased 0.7 percent in the second quarter of 2012 compared to the same period in 2011 due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit. Gross margin increased 1.6 points due primarily to an increase in financing margin, partially offset by a decrease in used equipment sales margin.  Global Financing gross profit decreased 0.8 percent in the first six months of 2012 compared to the prior year due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit.  Gross margin increased 1.8 points due to an improvement in both financing and used equipment sales margins.

Global Financing pre-tax income increased 6.4 percent to $528 million in the second quarter of 2012 versus the same period in 2011. The increase was driven by decreases in selling, general and administrative expenses ($28 million), financing receivables provisions ($4 million) and other expenses ($5 million), partially offset by the decrease in gross profit of $5 million.  The decrease in financing receivables provisions was driven by lower reserve requirements in the current year.  Global Financing pre-tax income increased 2.4 percent in the first six months of 2012 compared to the prior year, driven by decreases in selling, general and administrative expenses ($44 million) and other expenses ($3 million), partially offset by an increase in financing receivables provisions of $12 million and the decrease in gross profit of $11 million. The increase in financing receivables provisions was due to lower reserve requirements in the prior year.

The increases in return on equity for the second quarter and for the first six months of 2012 compared to the same periods in 2011 were driven by higher after-tax income and a lower equity balance.

Financial Condition

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$1,423	$1,308
Net investment in sales-type and direct financing leases	8,996	9,209
Equipment under operating leases:
External clients (a)	1,437	1,567
Internal clients (b) (c)	131	219
Client loans	11,367	11,363
Total client financing assets	21,931	22,358
Commercial financing receivables	5,448	7,130
Intercompany financing receivables(b) (c)	4,058	4,586
Other receivables	303	334
Other assets	721	712
Total assets	$33,885	$36,427
Intercompany payables (b)	$4,345	$6,213
Debt (d)	22,625	23,332
Other liabilities	3,703	3,633
Total liabilities	30,673	33,178
Total equity	3,212	3,249
Total liabilities and equity	$33,885	$36,427

(a)          Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions, which is eliminated in IBM’s consolidated results.

(b)   Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.

(c)   These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(d)         Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of thecompany’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 74.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from one to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to additional credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the company’s 2011 Annual Report.

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

At June 30, 2012, substantially all financing assets are IT related assets, and approximately 61 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Client financing	$3,605	$3,348	$6,797	$6,434
Commercial financing	8,595	8,327	17,093	16,051
Total	$12,200	$11,675	$23,890	$22,486

Cash collections of commercial financing assets exceeded new financing originations, which resulted in a net decline in financing assets in the second quarter of 2012 from March 31, 2012.  New financing originations of client financing assets were also offset by cash collections in the second quarter of 2012.  Cash collections of both commercial and client financing assets exceeded new financing originations in the first six months of 2012, which resulted in a net decline in financing assets from December 31, 2011. The increase in originations in both periods in the table above was due to improving volumes in client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At June 30,	At December 31,
(Dollars in millions)	2012	2011
Gross financing receivables	$25,458	$27,366
Specific allowance for credit losses	212	226
Unallocated allowance for credit losses	116	124
Total allowance for credit losses	328	350
Net financing receivables	$25,130	$27,016
Allowance for credit losses coverage	1.3%	1.3%

Roll Forward of  Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2012	Used*	(Reductions)	Other**	June 30, 2012
$350	$(9)	$(10)	$(3)	$328

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved remained at 1.3 percent for periods ending December 31, 2011 and June 30, 2012.  Specific reserves decreased 6 percent from $226 million at December 31, 2011 to $212 million at June 30, 2012.  Unallocated reserves decreased 6 percent from $124 million at December 31, 2011 to $116 million at June 30, 2012 due primarily to the decline in gross financing receivables.

Global Financing’s bad debt expense was a decrease of $10 million for the six months ended June 30, 2012, compared to a decrease of $22 million for the same period in 2011. The year-to-year increase in bad debt expense was primarily attributed to lower reserve requirements in the prior year.  In the second quarter of 2012, compared to the second quarter of 2011, bad debt expense decreased $4 million.  The year-to-year decrease in bad debt expense was primarily attributed to lower reserve requirements in the current year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 53.6 percent and 49.6 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2012 and 50.1 percent and 47.2 percent in the second quarter and first six months, respectively, of 2011. The gross margins on these sales were 54.5 percent and 55.2 percent in the second quarter of 2012 and 2011, respectively. The decrease was driven by a shift in mix toward lower margin external equipment sales, partially offset by an increase in the external sales margin. The gross margins were 56.6 percent and 55.6 percent for the first six months of 2012 and 2011, respectively. The increase was driven by the increases in both external and internal equipment sales margins, partially offset by a shift in mix toward lower margin external equipment sales.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2012 and June 30, 2012. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2012 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees for sales-type leases were $115 million and $254 million for the financing transactions originated during the quarters ended June 30, 2012 and June 30, 2011, respectively, and $286 million and $436 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $9 million and $11 million for the financing transactions originated during the quarters ended June 30, 2012 and June 30, 2011, respectively, and $19 million for the financing transactions originated during the six months ended June 30, 2012 and June 30, 2011. The cost of guarantees was $0.9 million for the quarter ended June 30, 2012 and $1.1 million for the quarter ended June 30, 2011, and $1.9 million for the six months ended June 30, 2012 and June 30, 2011.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	June 30, 2012 Balance
	January 1,	June 30				2015 and
(Dollars in millions)	2012	2012	2012	2013	2014	Beyond
Sales-type and direct financing leases	$745	$713	$87	$176	$244	$206
Operating leases	296	293	86	99	74	34
Total unguaranteed residual value	$1,041	$1,006	$173	$275	$318	$240
Related original amount financed	$18,635	$17,628
Percentage	5.6%	5.7%

Debt

	At June 30,		At December 31,
	2012		2011
Debt-to-equity ratio	7.0	x	7.2	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 71.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on pages 70 and 71 and in Segment Information on pages 25 to 27.

In the company’s Consolidated Statement of Earnings on page 3, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

The following table provides additional information on total company debt. In this table, intercompany activity includes internal loans and leases at arm’s-length pricing in support of Global Services’ long-term contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	At June 30, 2012		At December 31, 2011
Global Financing Segment		$22,625		$23,332
Debt to support external clients	$19,635		$20,051
Debt to support internal clients	2,990		3,281
Non-Global Financing Segments		9,810		7,987
Debt supporting operations	12,800		11,269
Intercompany activity	(2,990)		(3,281)
Total company debt		$32,435		$31,320

Liquidity and Capital Resources

As a segment of the company, Global Financing is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Numerator :
Global Financing after tax income*	$354	$334	$697	$675
Annualized after tax income (A)	$1,416	$1,337	$1,394	$1,350
Denominator :
Average Global Financing equity (B)**	$3,286	$3,353	$3,274	$3,321
Global Financing return on equity(A)/(B)	43.1%	39.9%	42.6%	40.6%

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

As discussed on page 73, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 39 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,281	$93		$66		$12,440
Gross profit margin	47.6%	0.4	pts.	0.3	pts.	48.2%
S,G&A	$5,837	$(87)		$(33)		$5,717
R,D&E	1,587	0		5		1,592
Other (income) and expense	(132)	(1)		0		(133)
Total expense and other (income)	7,120	(88)		(28)		7,004
Pre-tax income	5,161	181		94		5,436
Pre-tax income margin	20.0%	0.7	pts.	0.4	pts.	21.1%
Provision for income taxes*	$1,280	$49		$30		$1,359
Effective tax rate	24.8%	0.1	pts.	0.1	pts.	25.0%
Net income	$3,881	$132		$64		$4,077
Net income margin	15.1%	0.5	pts.	0.2	pts.	15.8%
Diluted earnings per share	$3.34	$0.11		$0.06		$3.51

*         The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2011	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,385	$87		$6		$12,477
Gross profit margin	46.4%	0.3	pts.	0.0	pts.	46.8%
S,G&A	$6,030	$(76)		$(5)		$5,950
R,D&E	1,569	0		24		1,593
Other (income) and expense	97	(1)		0		96
Total expense and other (income)	7,500	(77)		18		7,441
Pre-tax income	4,885	163		(12)		5,036
Pre-tax income margin	18.3%	0.6	pts.	(0.0	)pts.	18.9%
Provision for income taxes*	$1,221	$38		$0		$1,259
Effective tax rate	25.0%	(0.1	)pts.	0.1	pts.	25.0%
Net income	$3,664	$126		$(13)		$3,777
Net income margin	13.7%	0.5	pts.	(0.0	)pts.	14.2%
Diluted earnings per share	$3.00	$0.10		$(0.01)		$3.09

*         The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$23,400	$181		$137		$23,718
Gross profit margin	46.4%	0.4	pts.	0.3	pts.	47.0%
S,G&A	$11,723	$(171)		$(69)		$11,483
R,D&E	3,188	0		10		3,197
Other (income) and expense	(190)	(2)		0		(192)
Total expense and other (income)	14,403	(172)		(60)		14,171
Pre-tax income	8,997	354		197		9,547
Pre-tax income margin	17.8%	0.7	pts.	0.4	pts.	18.9%
Provision for income taxes*	$2,049	$96		$60		$2,205
Effective tax rate	22.8%	0.2	pts.	0.2	pts.	23.1%
Net income	$6,948	$258		$137		$7,342
Net income margin	13.8%	0.5	pts.	0.3	pts.	14.6%
Diluted earnings per share	$5.95	$0.22		$0.12		$6.29

*         The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2011	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$23,243	$172		$19		$23,434
Gross profit margin	45.3%	0.3	pts.	0.0	pts.	45.7%
S,G&A	$11,856	$(152)		$(15)		$11,689
R,D&E	3,156	0		43		3,199
Other (income) and expense	(105)	(5)		0		(110)
Total expense and other (income)	14,541	(157)		28		14,412
Pre-tax income	8,702	329		(8)		9,022
Pre-tax income margin	17.0%	0.6	pts.	(0.0	)pts.	17.6%
Provision for income taxes*	$2,175	$86		$(5)		$2,256
Effective tax rate	25.0%	0.0	pts.	0.0	pts.	25.0%
Net income	$6,526	$243		$(3)		$6,767
Net income margin	12.7%	0.5	pts.	(0.0	)pts.	13.2%
Diluted earnings per share	$5.30	$0.20		$(0.00)		$5.50

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 12, “Contingencies,” on pages 34 to 37 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2012.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

April 1, 2012 — April 30, 2012	4,869,320	$204.07	4,869,320	$11,663,929,809

May 1, 2012 — May 31, 2012	5,029,592	$199.76	5,029,592	$10,659,212,777

June 1, 2012 — June 30, 2012	5,186,671	$193.95	5,186,671	$9,653,272,051

Total	15,085,583	$199.15	15,085,583

* On October 25, 2011, the Board of Directors authorized $7.0 billion in funds for use in the company’s common stock repurchase program. On April 24, 2012, the Board of Directors authorized an additional $7.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Financial Position at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	July 31, 2012
		By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller