Form 10-Q
period 2012-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2012-10-30
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The registrant has 1,129,932,457 shares of common stock outstanding at September 30, 2012.

PART I - Financial Information

ITEM 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2012	2011	2012	2011
Revenue:
Services	$14,626	$15,299	$44,279	$45,241
Sales	9,642	10,331	29,424	30,612
Financing	479	527	1,500	1,577
Total revenue	24,747	26,157	75,203	77,430

Cost:
Services	9,515	10,138	29,285	30,569
Sales	3,242	3,570	10,003	10,657
Financing	258	276	784	787
Total cost	13,016	13,984	40,072	42,014

Gross profit	11,732	12,173	35,131	35,416

Expense and other income:
Selling, general and administrative	5,908	5,662	17,632	17,518
Research, development and engineering	1,534	1,546	4,722	4,703
Intellectual property and custom development income	(303)	(298)	(847)	(855)
Other (income) and expense	(606)	128	(796)	23
Interest expense	124	107	350	298
Total expense and other income	6,657	7,146	21,060	21,687

Income before income taxes	5,074	5,027	14,071	13,729
Provision for income taxes	1,251	1,188	3,300	3,364
Net income	$3,824	$3,839	$10,771	$10,365

Earnings per share of common stock:
Assuming dilution	$3.33	$3.19	$9.27	$8.48
Basic	$3.36	$3.23	$9.38	$8.60

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,149.3	1,204.9	1,161.8	1,222.1
Basic	1,137.2	1,188.6	1,148.4	1,205.2

Cash dividend per common share	$0.85	$0.75	$2.45	$2.15

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income	$3,824	$3,839	$10,771	$10,365
Other comprehensive income/(loss), before tax
Foreign currency translation adjustments	501	(1,500)	164	(674)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	11	(6)	13	(20)
Reclassification of (gains)/losses to net income	(27)	0	(43)	(231)
Subsequent changes in previously impaired securities arising during the period	(7)	(8)	20	3
Total net changes related to available-for-sale securities	(24)	(14)	(10)	(248)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(54)	295	65	(159)
Reclassification of (gains)/losses to net income	(112)	167	(246)	494
Total unrealized gains/(losses) on cash flow hedges	(165)	461	(181)	335
Retirement-related benefit plans:
Prior service costs/(credits)	0	(0)	0	(32)
Net (losses)/gains arising during the period	1	(0)	66	605
Curtailments and settlements	(2)	0	(1)	13
Amortization of prior service (credits)/costs	(37)	(40)	(112)	(117)
Amortization of net (gains)/losses	613	463	1,846	1,395
Total retirement-related benefit plans	575	423	1,799	1,864
Other comprehensive income/(loss), before tax	887	(630)	1,771	1,276
Income tax (expense)/benefit related to items of other comprehensive income	(109)	(361)	(606)	(632)
Other comprehensive income/(loss)	778	(989)	1,165	645
Total comprehensive income/(loss)	$4,601	$2,850	$11,936	$11,010

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$11,909	$11,922
Marketable securities	345	0
Notes and accounts receivable — trade (net of allowances of $250 in 2012 and $256 in 2011)	9,772	11,179
Short-term financing receivables (net of allowances of $277 in 2012 and $311 in 2011)	14,925	16,901
Other accounts receivable (net of allowances of $20 in 2012 and $11 in 2011)	2,066	1,481
Inventories, at lower of average cost or market:
Finished goods	649	589
Work in process and raw materials	1,937	2,007
Total inventories	2,586	2,595
Deferred taxes	1,522	1,601
Prepaid expenses and other current assets	5,016	5,249
Total current assets	48,141	50,928

Property, plant and equipment	40,716	40,124
Less: Accumulated depreciation	26,688	26,241
Property, plant and equipment — net	14,027	13,883
Long-term financing receivables (net of allowances of $65 in 2012 and $38 in 2011)	10,791	10,776
Prepaid pension assets	3,424	2,843
Deferred taxes	2,555	3,503
Goodwill	28,270	26,213
Intangible assets — net	3,565	3,392
Investments and sundry assets	5,006	4,895
Total assets	$115,778	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Liabilities:
Current liabilities:
Taxes	$2,147	$3,313
Short-term debt	9,334	8,463
Accounts payable	7,085	8,517
Compensation and benefits	4,730	5,099
Deferred income	11,230	12,197
Other accrued expenses and liabilities	4,973	4,535
Total current liabilities	39,499	42,123
Long-term debt	24,333	22,857
Retirement and nonpension postretirement benefit obligations	16,682	18,374
Deferred income	4,263	3,847
Other liabilities	9,335	8,996
Total liabilities	94,112	96,197
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	49,603	48,129
Shares authorized: 4,687,500,000
Shares issued: 2012 - 2,194,791,952
2011 - 2,182,469,838
Retained earnings	112,773	104,857
Treasury stock - at cost	(120,115)	(110,963)
Shares: 2012 - 1,064,859,496
2011 - 1,019,287,274
Accumulated other comprehensive income/(loss)	(20,720)	(21,885)
Total IBM stockholders’ equity	21,541	20,138
Noncontrolling interests	126	97
Total equity	21,666	20,236
Total liabilities and equity	$115,778	$116,433

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Cash flows from operating activities:
Net income	$10,771	$10,365
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	2,572	2,701
Amortization of intangibles	952	926
Stock-based compensation	510	498
Net (gain)/loss on asset sales and other	(697)	(252)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(868)	(1,488)
Net cash provided by operating activities	13,240	12,750

Cash flows from investing activities:
Payments for property, plant and equipment	(3,082)	(3,060)
Proceeds from disposition of property, plant and equipment	233	480
Investment in software	(476)	(421)
Acquisition of businesses, net of cash acquired	(2,266)	(223)
Divestitures of businesses, net of cash transferred	587	4
Non-operating finance receivables — net	718	534
Purchases of marketable securities and other investments	(2,596)	(1,156)
Proceeds from disposition of marketable securities and other investments	1,971	2,950
Net cash used in investing activities	(4,912)	(891)

Cash flows from financing activities:
Proceeds from new debt	9,589	6,652
Payments to settle debt	(4,991)	(5,625)
Short-term borrowings/(repayments) less than 90 days — net	(2,177)	116
Common stock repurchases	(8,988)	(11,465)
Common stock transactions — other	1,198	2,029
Cash dividends paid	(2,816)	(2,593)
Net cash used in financing activities	(8,185)	(10,886)

Effect of exchange rate changes on cash and cash equivalents	(156)	(330)
Net change in cash and cash equivalents	(13)	643

Cash and cash equivalents at January 1	11,922	10,661
Cash and cash equivalents at September 30	$11,909	$11,303

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

 AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other comprehensive income/(loss)
Net income		10,771			10,771		10,771
Other comprehensive income/(loss)				1,165	1,165		1,165
Total comprehensive income/(loss)					$11,936		$11,936
Cash dividends declared — common stock		(2,816)			(2,816)		(2,816)
Common stock issued under employee plans (12,322,115 shares)	1,149				1,149		1,149
Purchases (2,092,008 shares) and sales (2,358,099 shares) of treasury stock under employee plans — net		(40)	(145)		(185)		(185)
Other treasury shares purchased, not retired (45,838,313 shares)			(9,007)		(9,007)		(9,007)
Changes in other equity	324				324		324
Changes in noncontrolling interests						29	29
Equity - September 30, 2012	$49,603	$112,773	$(120,115)	$(20,720)	$21,541	$126	$21,666

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2011	$45,418	$92,532	$(96,161)	$(18,743)	$23,046	$126	$23,172
Net income plus other comprehensive income/(loss)
Net income		10,365			10,365		10,365
Other comprehensive income/(loss)				645	645		645
Total comprehensive income/(loss)					$11,010		$11,010
Cash dividends declared — common stock		(2,593)			(2,593)		(2,593)
Common stock issued under employee plans (17,318,927 shares)	1,900				1,900		1,900
Purchases (1,451,421 shares) and sales (4,102,531 shares) of treasury stock under employee plans — net		(38)	192		154		154
Other treasury shares purchased, not retired (69,345,414 shares)			(11,465)		(11,465)		(11,465)
Changes in other equity	240				240		240
Changes in noncontrolling interests						(40)	(40)
Equity - September 30, 2011	$47,558	$100,266	$(107,434)	$(18,099)	$22,291	$87	$22,378

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

Noncontrolling interest amounts in income of $3.0 million and $0.9 million, net of tax, for the three months ended September 30, 2012 and 2011, respectively, and $8.6 million and $5.7 million, net of tax, for the nine months ended September 30, 2012 and 2011, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item. Additionally, changes to noncontrolling interests which are presented in the Consolidated Statement of Changes in Equity on page 8 were $29 million and $(40) million for the nine months ended September 30, 2012 and 2011, respectively.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In May 2011, the Financial Accounting Standards Board (FASB) issued amended guidance and disclosure requirements for fair value measurements. These amendments did not have a material impact on the consolidated financial results. These changes became effective January 1, 2012 on a prospective basis. See Note 3, “Financial Instruments” on pages 9 through 14 for fair value disclosures.

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 76 to 86 in the company’s 2011 Annual Report for further information. There were no material impairments of non-financial assets for the nine months ended September 30, 2012 and 2011, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At September 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$2,487	$—	$2,487
Commercial paper	—	3,574	—	3,574
Money market funds	1,313	—	—	1,313
U.S. government securities	—	1,450	—	1,450
Canada government securities	—	254	—	254
Other securities	—	57	—	57
Total	1,313	7,822	—	9,135	(6)
Debt securities - current (2)	—	345		345	(6)
Debt securities - noncurrent (3)	2	7	—	9
Available-for-sale equity investments(3)	53	0	—	53
Derivative assets (4)
Interest rate contracts	—	826	—	826
Foreign exchange contracts	—	391	—	391
Equity contracts	—	11	—	11
Total	—	1,228	—	1,228	(7)
Total assets	$1,368	$9,402	$—	$10,770	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$388	$—	$388
Equity contracts	—	11	—	11
Total liabilities	$—	$399	$—	$399	(7)

(1)         Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)         Commercial paper reported as marketable securities in the Consolidated Statement of Financial Position.

(3)         Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)         The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2012 are $418 million and $810 million, respectively.

(5)         The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2012 are $324 million and $75 million, respectively.

(6)         Available-for-sale securities with carrying values that approximate fair value.

(7)         If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $245 million each.

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

There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2012 and December 31, 2011, the difference

Notes to Consolidated Financial Statements — (continued)

between the carrying amount and estimated fair value for loans and long-term receivables was immaterial.  If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $24,333 million and $22,857 million, and the estimated fair value is $27,544 million and $27,383 million at September 30, 2012 and December 31, 2011, respectively.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2012:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$8	$1	$—	$9
Available-for-sale equity investments(1)	$48	$7	$(2)	$53

(1)         Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2011:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$1	$—	$8
Available-for-sale equity investments(1)	$58	$27	$(2)	$83

(1)         Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of September 30, 2012, the company believes that unrealized losses on debt and available-for-sale equity investments are temporary and do not represent a need for an other-than-temporary impairment.

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended September 30:	2012	2011
Proceeds	$36	$—
Gross realized gains (before taxes)	27	—
Gross realized losses (before taxes)	—	—

(Dollars in millions)
For the nine months ended September 30:	2012	2011
Proceeds	$87	$402
Gross realized gains (before taxes)	43	232
Gross realized losses (before taxes)	(0)	(0)

Notes to Consolidated Financial Statements — (continued)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended September 30:	2012	2011
Net unrealized gains/(losses) arising during the period	$2	$(9)
Net unrealized (gains)/losses reclassified to net income*	(17)	0

*There were no significant writedowns for the three months ended September 30, 2012 and 2011, respectively.

(Dollars in millions)
For the nine months ended September 30:	2012	2011**
Net unrealized gains/(losses) arising during the period	$20	$(10)
Net unrealized (gains)/losses reclassified to net income*	(26)	(143)

* There were no significant writedowns for the nine months ended September 30, 2012 and 2011, respectively.

** Reclassified to conform with 2012 presentation.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2012.

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

The company is also a party to collateral security arrangements with most of its major counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2012 and December 31, 2011 was $109 million and $131 million, respectively, for which no collateral was posted at September 30, 2012 and December 31, 2011.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2012 and December 31, 2011 was $1,228 million and $1,300 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $245 million and $324 million at September 30, 2012 and December 31, 2011, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at September 30, 2012 and December 31, 2011, this exposure was reduced by $376 million and $466 million of cash collateral, respectively, received by the company. In addition to cash

Notes to Consolidated Financial Statements — (continued)

collateral, the company held $28 million in non-cash collateral, in U.S. Treasury securities, at September 30, 2012. Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

The company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30, 2012 or December 31, 2011 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $376 million and $466 million at September 30, 2012 and December 31, 2011, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2012 or at December 31, 2011.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2012 and December 31, 2011, the total notional amount of the company’s interest rate swaps was $5.9 billion and $5.9 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2012 and December 31, 2011 was approximately 4.7 years and 5.5 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, net gains of approximately $1 million and net losses of approximately $5 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million and $6 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2012 and December 31,

Notes to Consolidated Financial Statements — (continued)

2011, the total notional amount of derivative instruments designated as net investment hedges was $5.1 billion and $5.0 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2012 and December 31, 2011 was approximately 0.2 years and 0.4 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At September 30, 2012 and December 31, 2011, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.2 billion and $10.9 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

At September 30, 2012 and December 31, 2011, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $99 million and net gains of $88 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $64 million of losses and $191 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At September 30, 2012 and December 31, 2011, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $14.9 billion and $13.6 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2012 and December 31, 2011, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.0 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements — (continued)

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2012 and December 31, 2011.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of September 30, 2012 and December 31, 2011 as well as for the three and nine months ended September 30, 2012 and 2011, respectively:

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of September 30, 2012 and December 31, 2011

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2012	12/31/2011	Classification	9/30/2012	12/31/2011
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$51	$50	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	775	733	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	184	407	Other accrued expenses and liabilities	275	273
	Investments and sundry assets	17	—	Other liabilities	65	155

Fair value of derivative assets		$1,027	$1,190	Fair value of derivative liabilities	$340	$428

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$172	$82	Other accrued expenses and liabilities	$38	$84
	Investments and sundry assets	18	21	Other liabilities	10	11
Equity contracts:	Prepaid expenses and other current assets	11	7	Other accrued expenses and liabilities	11	8
Fair value of derivative assets		$201	$110	Fair value of derivative liabilities	$59	$103

Total debt designated as hedging instruments:
	Short-term debt	N/A	N/A		$643	$—
	Long-term debt	N/A	N/A		1,729	1,884

Total		$1,228	$1,300		$2,771	$2,415

N/A—not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended September 30, 2012 and 2011

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$13	$204	$19	$(166)
	Interest expense	11	141	16	(115)
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	148	183	N/A	N/A
Equity contracts	SG&A expense	54	(100)	N/A	N/A
Warrants	Other (income) and expense	—	10	N/A	N/A

Total		$226	$438	$35	$(281)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended September 30:	2012	2011	Earnings Line Item	2012	2011	2012	2011
Derivative instruments In cash flow hedges:

Interest rate contracts	$—	$—	Interest expense	$(2)	$(2)	$—	$—
Foreign exchange contracts	(54)	295	Other (income) and expense	102	(86)	0	(2)
			Cost of sales	6	(60)	—	—
			SG&A expense	5	(19)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(136)	237	Interest expense	—	—	6	(4)

Total	$(190)	$532		$112	$(167)	$6	$(6)

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the nine months ended September 30, 2012 and 2011

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$68	$263	$27	$(142)
	Interest expense	58	183	23	(99)
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	(56)	388	N/A	N/A
Equity contracts	SG&A expense	116	(28)	N/A	N/A
Warrants	Other (income) and expense	—	10	N/A	N/A

Total		$186	$816	$50	$(241)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the nine months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended September 30:	2012	2011	Earnings Line Item	2012	2011	2012	2011
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(6)	$(6)	$—	$—
Foreign exchange contracts	65	(159)	Other (income) and expense	209	(256)	3	(2)
			Cost of sales	22	(163)	—	—
			SG&A expense	21	(70)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(23)	(15)	Interest expense	—	—	9	(10)

Total	$42	$(174)		$246	$(494)	$12	$(12)

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

For the three and nine months ending September 30, 2012, and 2011, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the company’s 2011 Annual Report, Note A, “Significant Accounting Policies,” on pages 83 and 84 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Current:
Net investment in sales-type and direct financing leases	$3,887	$3,765
Commercial financing receivables	5,417	7,095
Client loan receivables	4,750	5,195
Installment payment receivables	871	846
Total	$14,925	$16,901
Noncurrent:
Net investment in sales-type and direct financing leases	$5,091	$5,406
Commercial financing receivables	6	34
Client loan receivables	5,223	4,925
Installment payment receivables	470	410
Total	$10,791	$10,776

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $716 million and $745 million at September 30, 2012 and December 31, 2011, respectively, and is reflected net of unearned income of $661 million and $733 million, and net of the allowance for credit losses of $118 million and $118 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $39 million and $53 million at September 30, 2012 and December 31, 2011, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $151 million and $126 million at September 30, 2012 and December 31, 2011, respectively, are loans that are provided by Global Financing primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

Installment payment receivables, net of allowance for credit losses of $34 million and $51 million at September 30, 2012 and December 31, 2011, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $668 million and $410 million at September 30, 2012 and December 31, 2011, respectively.

The company did not have any financing receivables held for sale as of September 30, 2012 and December 31, 2011.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at September 30, 2012 and December 31, 2011. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio via two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2011 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At September 30, 2012	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,353	$1,920	$8,273
Loan receivables	8,419	3,099	11,518
Ending balance	$14,771	$5,019	$19,790
Collectively evaluated for impairment	$14,628	$4,911	$19,539
Individually evaluated for impairment	$143	$108	$251
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease receivables	$79	$40	$118
Loan receivables	125	64	189
Total	$203	$104	$307
Write-offs	(8)	(1)	(9)
Provision	0	18	18
Other	(1)	(1)	(2)
Ending balance at September 30, 2012	$194	$120	$314
Lease receivables	$70	$48	$118
Loan receivables	$124	$72	$196

Collectively evaluated for impairment	$82	$22	$104
Individually evaluated for impairment	$112	$98	$210

(Dollars in millions)	Major	Growth
At December 31, 2011	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,510	$1,921	$8,430
Loan receivables	9,077	2,552	11,629
Ending balance	$15,587	$4,472	$20,060
Collectively evaluated for impairment	$15,321	$4,370	$19,692
Individually evaluated for impairment	$266	$102	$368
Allowance for credit losses:
Beginning balance at January 1, 2011
Lease receivables	$84	$42	$126
Loan receivables	150	76	226
Total	$234	$119	$353
Write-offs	(68)	(16)	(84)
Provision	39	5	44
Other	(1)	(4)	(5)
Ending balance at December 31, 2011	$203	$104	$307
Lease receivables	$79	$40	$118
Loan receivables	$125	$64	$189

Collectively evaluated for impairment	$82	$15	$96
Individually evaluated for impairment	$122	$89	$211

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

The following table presents the recorded investment in financing receivables which are on non-accrual status at September 30, 2012 and December 31, 2011.

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Major markets	$24	$46
Growth markets	15	20
Total lease receivables	$40	$66

Major markets	$55	$75
Growth markets	23	24
Total loan receivables	$78	$99

Total receivables	$117	$165

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status (see section “Financing Receivables on Non-Accrual Status”).

The following tables present impaired client loan receivables.

	At September 30, 2012		At December 31, 2011
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$91	$76	$110	$70
Growth markets	64	59	62	53
Total	$156	$135	$172	$123

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2012:	Investment	Recognized*	Cash Basis
Major markets	$84	$0	$0
Growth markets	63	0	0
Total	$147	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2011:	Investment	Recognized*	Cash Basis
Major markets	$125	$1	$0
Growth markets	60	0	0
Total	$185	$1	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30 2012:	Investment	Recognized*	Cash Basis
Major markets	$91	$0	$0
Growth markets	64	0	0
Total	$154	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30 2011:	Investment	Recognized*	Cash Basis
Major markets	$150	$2	$0
Growth markets	97	0	0
Total	$248	$2	$0

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

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at September 30, 2012 and December 31, 2011. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At September 30, 2012:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$558	$78	$740	$126
A1 – A3	1,536	210	2,036	339
Baal – Baa3	2,159	664	2,861	1,071
Bal – Ba2	1,194	428	1,583	691
Ba3 – B1	551	380	731	613
B2 – B3	285	117	377	188
Caa – D	70	44	93	70
Total	$6,353	$1,920	$8,419	$3,099

At September 30, 2012, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (38 percent), Government (15 percent), Manufacturing (14 percent), Retail (9 percent), Services (8 percent), Communications (6 percent) and Other (10 percent).

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

At December 31, 2011, the industries which made up Global Financing’s receivables portfolio consisted of:  Financial (39 percent), Government (15 percent), Manufacturing (13 percent), Retail (9 percent), Services (7 percent), Communications (6 percent) and Other (11 percent).

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At September 30, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$11	$6,342	$6,353	$8
Growth markets	16	1,904	1,920	11
Total lease receivables	$27	$8,246	$8,273	$19

Major markets	$28	$8,391	$8,419	$10
Growth markets	33	3,065	3,099	30
Total loan receivables	$61	$11,456	$11,518	$40

Total	$88	$19,702	$19,790	$59

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2011:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,504	$6,510	$6
Growth markets	9	1,911	1,921	6
Total lease receivables	$16	$8,415	$8,430	$12

Major markets	$23	$9,054	$9,077	$7
Growth markets	22	2,530	2,552	19
Total loan receivables	$46	$11,584	$11,629	$26

Total	$62	$19,998	$20,060	$38

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructurings

The company assessed all restructurings that occurred on or after January 1, 2011 and determined that there were no troubled debt restructurings for the year ended December 31, 2011 and the nine months ended September 30, 2012.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Cost	$34	$35	$99	$81
Selling, general and administrative	133	116	370	372
Research, development and engineering	15	15	43	45
Other (income) and expense	(0)	—	(0)	—
Pre-tax stock-based compensation cost	183	166	510	498
Income tax benefits	(64)	(57)	(179)	(177)
Total stock-based compensation cost	$119	$109	$331	$321

The increase in pre-tax stock-based compensation cost for the three months ended September 30, 2012, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($5 million) and increases related to performance share units ($11 million). The increase in pre-tax stock-based compensation cost for the nine months ended September 30, 2012, as compared to the corresponding period in the prior year, was primarily due to an increase related to the company’s assumption of stock-based awards previously issued by acquired entities ($2 million) and increases related to restricted stock units ($23 million), partially offset by decreases in performance share units ($12 million).

As of September 30, 2012, the total unrecognized compensation cost of $1,227 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

There was no significant capitalized stock-based compensation cost at September 30, 2012 and 2011.

6. Segments:  The tables on pages 26 and 27 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended September 30, 2012:
External revenue	$9,922	$4,542	$5,763	$3,895	$472	$24,594
Internal revenue	285	175	843	181	491	1,976
Total revenue	$10,206	$4,717	$6,606	$4,076	$963	$26,570
Pre-tax income	$1,697	$738	$2,355	$124	$476	$5,389
Revenue year-to-year change	(4.1)%	(6.2)%	(0.2)%	(12.8)%	(3.6)%	(5.0)%
Pre-tax income year-to-year change	0.1%	(4.8)%	6.3%	(61.1)%	(1.2)%	(1.7)%
Pre-tax income margin	16.6%	15.6%	35.6%	3.0%	49.4%	20.3%

For the three months ended September 30, 2011:
External revenue	$10,322	$4,832	$5,817	$4,482	$520	$25,974
Internal revenue	316	199	804	190	480	1,989
Total revenue	$10,638	$5,031	$6,621	$4,672	$999	$27,963
Pre-tax income	$1,695	$775	$2,214	$318	$481	$5,484

Pre-tax income margin	15.9%	15.4%	33.4%	6.8%	48.2%	19.6%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2012	2011*
Revenue:
Total reportable segments	$26,570	$27,963
Eliminations of internal transactions	(1,976)	(1,989)
Other revenue adjustments	154	182
Total IBM Consolidated	$24,747	$26,157

Pre-tax income:
Total reportable segments	$5,389	$5,484
Amortization of acquired intangible assets	(178)	(158)
Acquisition-related charges	(10)	(21)
Non-operating retirement-related (costs)/income	(258)	29
Eliminations of internal transactions	(322)	(271)
Unallocated corporate amounts	453 **	(35)
Total IBM Consolidated	$5,074	$5,027

*  Reclassified to conform with 2012 presentation.

** Includes Retail Stores Solutions divestiture gain of $447 million. See Note 9, “Acquisitions/Divestitures,” on page 33 for additional information.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the nine months ended September 30, 2012:
External revenue	$29,952	$13,846	$17,533	$11,903	$1,478	$74,713
Internal revenue	869	538	2,459	491	1,492	5,848
Total revenue	$30,821	$14,384	$19,992	$12,394	$2,970	$80,561
Pre-tax income	$4,934	$2,142	$6,793	$253	$1,516	$15,637
Revenue year-to-year change	(1.8)%	(4.2)%	1.4%	(10.4)%	(3.5)%	(3.0)%
Pre-tax income year-to-year change	13.3%	(1.1)%	8.5%	(70.0)%	1.3%	3.4%
Pre-tax income margin	16.0%	14.9%	34.0%	2.0%	51.0%	19.4%

For the nine months ended September 30, 2011:
External revenue	$30,427	$14,407	$17,295	$13,182	$1,555	$76,866
Internal revenue	943	604	2,425	652	1,524	6,148
Total revenue	$31,370	$15,012	$19,720	$13,834	$3,078	$83,015
Pre-tax income	$4,353	$2,166	$6,260	$843	$1,497	$15,118

Pre-tax income margin	13.9%	14.4%	31.7%	6.1%	48.6%	18.2%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2012	2011*
Revenue:
Total reportable segments	$80,561	$83,015
Eliminations of internal transactions	(5,848)	(6,148)
Other revenue adjustments	490	563
Total IBM Consolidated	$75,203	$77,430

Pre-tax income:
Total reportable segments	$15,637	$15,118
Amortization of acquired intangible assets	(517)	(476)
Acquisition-related charges	(24)	(32)
Non-operating retirement-related (costs)/income	(454)	37
Eliminations of internal transactions	(949)	(895)
Unallocated corporate amounts	379 **	(23)
Total IBM Consolidated	$14,071	$13,729

*            Reclassified to conform with 2012 presentation.

**     Includes Retail Stores Solutions divestiture gain of $447 million. See Note 9, “Acquisitions/Divestitures,” on page 33 for additional information.

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$501	$56	$557
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$11	$(4)	$6
Reclassification of (gains)/losses to net income	(27)	11	(17)
Subsequent changes in previously impaired securities arising during the period	(7)	3	(4)
Total net changes related to available-for-sale securities	$(24)	$9	$(15)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(54)	$10	$(43)
Reclassification of (gains)/losses to net income	(112)	39	(72)
Total unrealized gains/(losses) on cash flow hedges	$(165)	$50	$(116)
Retirement-related benefit plans:
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	1	(1)	0
Curtailments and settlements	(2)	1	(1)
Amortization of prior service (credits)/costs	(37)	15	(23)
Amortization of net (gains)/losses	613	(238)	375
Total retirement-related benefit plans	$575	$(224)	$351
Other comprehensive income/(loss)	$887	$(109)	$778

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2011:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,500)	$(92)	$(1,592)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(6)	$2	$(4)
Reclassification of (gains)/losses to net income	0	0	0
Subsequent changes in previously impaired securities arising during the period	(8)	3	(5)
Total net changes related to available-for-sale securities	$(14)	$5	$(9)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$295	$(89)	$206
Reclassification of (gains)/losses to net income	167	(61)	106
Total unrealized gains/(losses) on cash flow hedges	$461	$(150)	$312
Retirement-related benefit plans:
Prior service costs/(credits)	$(0)	$0	$0
Net (losses)/gains arising during the period	(0)	7	7
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(40)	12	(27)
Amortization of net (gains)/losses	463	(144)	319
Total retirement-related benefit plans	$423	$(124)	$300
Other comprehensive income/(loss)	$(630)	$(361)	$(989)

Notes to Consolidated Financial Statements — (continued)

Taxes Related to Items of Other Comprehensive Income

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the nine months ended September 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$164	$9	$172
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$13	$(5)	$8
Reclassification of (gains)/losses to net income	(43)	17	(26)
Subsequent changes in previously impaired securities arising during the period	20	(8)	12
Total net changes related to available-for-sale securities	$(10)	$4	$(6)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$65	$(35)	$31
Reclassification of (gains)/losses to net income	(246)	83	(164)
Total unrealized gains/(losses) on cash flow hedges	$(181)	$48	$(133)
Retirement-related benefit plans:
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	66	(24)	41
Curtailments and settlements	(1)	1	(1)
Amortization of prior service (credits)/costs	(112)	41	(70)
Amortization of net (gains)/losses	1,846	(684)	1,161
Total retirement-related benefit plans	$1,799	$(667)	$1,132
Other comprehensive income/(loss)	$1,771	$(606)	$1,165

		Tax
(Dollars in millions)	Before Tax	(Expense)/	Net of Tax
For the nine months ended September 30, 2011:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(674)	$6	$(668)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(20)	$8	$(12)
Reclassification of (gains)/losses to net income	(231)	88	(143)
Subsequent changes in previously impaired securities arising during the period	3	(1)	2
Total net changes related to available-for-sale securities	$(248)	$94	$(154)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(159)	$64	$(95)
Reclassification of (gains)/losses to net income	494	(174)	320
Total unrealized gains/(losses) on cash flow hedges	$335	$(110)	$225
Retirement-related benefit plans:
Prior service costs/(credits)	$(32)	$11	$(21)
Net (losses)/gains arising during the period	605	(203)	402
Curtailments and settlements	13	(4)	9
Amortization of prior service (credits)/costs	(117)	39	(78)
Amortization of net (gains)/losses	1,395	(467)	928
Total retirement-related benefit plans	$1,864	$(623)	$1,241
Other comprehensive income/(loss)	$1,276	$(632)	$645

Notes to Consolidated Financial Statements — (continued)

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.  The following table provides the total retirement-related benefit plans’ impact on income before taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$612	$357	71.3%
Nonpension postretirement plans — cost	86	87	(1.6)
Total	$698	$444	57.0%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,602	$1,159	38.3%
Nonpension postretirement plans — cost	260	261	(0.4)
Total	$1,862	$1,419	31.2%

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2012	2011	2012	2011
Service cost	$—	$—	$109	$128
Interest cost	549	614	439	467
Expected return on plan assets	(1,011)	(1,011)	(570)	(641)
Amortization of prior service costs/(credits)	2	2	(39)	(41)
Recognized actuarial losses	333	205	255	240
Curtailments and settlements	—	—	0	0
Multi-employer plans/other costs	—	—	188 *	21
Total net periodic pension (income)/cost of defined benefit plans	(127)	(190)	381	173
Cost of defined contribution plans	209	218	148	156
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$82	$28	$530	$329

*       Includes a $162 million charge related to litigation involving one of IBM UK’s defined benefit plans. See Note 12, “Contingencies,” and Note 14, “Subsequent Events,” for additional information.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2012	2011	2012	2011
Service cost	$—	$—	$332	$384
Interest cost	1,647	1,842	1,332	1,391
Expected return on plan assets	(3,033)	(3,032)	(1,723)	(1,904)
Amortization of prior service costs/(credits)	7	7	(116)	(121)
Recognized actuarial losses	998	614	770	727
Curtailments and settlements	—	—	1	1
Multi-employer plan/other costs	—	—	234 *	94
Total net periodic pension (income)/cost of defined benefit plans	(381)	(569)	831	572
Cost of defined contribution plans	686	698	467	458
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$305	$129	$1,297	$1,030

*       Includes a $162 million charge related to litigation involving one of IBM UK’s defined benefit plans. See Note 12, “Contingencies,” and Note 14, “Subsequent Events,” for additional information.

In 2012, the company expects to contribute to its non-U.S. defined benefit plans approximately $700 million, which is the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2012 were $476 million.

The following table provides the components of the cost for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2012	2011	2012	2011
Service cost	$9	$9	$2	$3
Interest cost	50	59	16	17
Expected return on plan assets	—	—	(2)	(3)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	8	—	4	4
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$67	$68	$19	$20

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2012	2011	2012	2011
Service cost	$28	$25	$7	$8
Interest cost	150	177	48	51
Expected return on plan assets	—	—	(7)	(8)
Amortization of prior service credits	—	—	(3)	(3)
Recognized actuarial losses	24	—	13	11
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$201	$202	$58	$59

The company received a $21.5 million subsidy in the third quarter of 2012 and a $42.4 million subsidy for the first nine months of 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this amount is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 134 in the company’s 2011 Annual Report.

In the second quarter, the U.S. Congress passed the Surface Transportation Extension Act, also referred to as the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions. The company has evaluated the provisions of the new law and expects no material impacts.

Notes to Consolidated Financial Statements — (continued)

9. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2012, the company completed ten acquisitions at an aggregate cost of $2,613 million.

The Software segment completed eight acquisitions: in the first quarter, Green Hat Software Limited (Green Hat), Emptoris Inc. (Emptoris) and Worklight, Inc. (Worklight), all privately held companies, and DemandTec, Inc. (DemandTec), a publicly held company; in the second quarter, Varicent Software Inc. (Varicent), Vivisimo Inc. (Vivisimo) and Tealeaf Technology Inc. (Tealeaf), all privately held companies; and in the third quarter, Butterfly Software, Ltd. (Butterfly), a privately held company. Systems and Technology (STG) completed two acquisitions: in the first quarter, Platform Computing Corporation (Platform Computing), a privately held company; and in the third quarter, Texas Memory Systems (TMS), a privately held company. All acquisitions were for 100 percent of the acquired companies.

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2012:

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$277
Fixed assets/noncurrent assets		216
Intangible assets:
Goodwill	N/A	1,879
Completed technology	5-7	406
Client relationships	7	194
In-process R&D	N/A	9
Patents/trademarks	1-7	37
Total assets acquired		3,018
Current liabilities		(142)
Noncurrent liabilities		(264)
Total liabilities assumed		(406)
Total purchase price		$2,613

N/A - Not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings. Green Hat helps customers improve the quality of software applications by enabling developers to use cloud computing technologies to conduct testing of a software application prior to its delivery. Emptoris expands the company’s cloud-based analytics offerings that provide supply chain intelligence leading to better inventory management and cost efficiencies. Worklight delivers mobile application management capabilities to clients across a wide range of industries. The acquisition enhances the company’s comprehensive mobile portfolio, which is designed to help global corporations leverage the proliferation of all mobile devices — from laptops and smartphones to tablets. DemandTec delivers cloud-based analytics software to help organizations improve their price, promotion and product mix within the broad context of enterprise commerce. Varicent’s software automates and analyzes data across sales, finance, human resources and IT departments to uncover trends and optimize sales performance and operations. Vivisimo software automates the discovery of big data, regardless of its format or where it resides, providing decision makers with a view of key business information necessary to drive new initiatives. Tealeaf provides a full suite of customer experience management software, which analyzes interactions on websites and mobile devices. Butterfly offers storage planning software and storage migration tools, helping companies save storage space, operational time, IT budget and power consumption. Platform Computing’s focused technical and distributed computing management software helps clients create, integrate and manage shared computing environments that are used in compute-and-data intensive applications such as simulations, computer modeling and analytics. TMS designs and sells high-performance solid state storage solutions. Purchase price consideration for all acquisitions as reflected in the table above, is paid primarily in cash.  All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an

Notes to Consolidated Financial Statements — (continued)

amortizable intangible asset.  The overall weighted-average life of the identified amortizable intangible assets acquired is 6.6 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $1,879 million has been assigned to the Software ($1,413 million), Global Business Services ($5 million), Global Technology Services ($21 million) and Systems and Technology ($441 million) segments. It is expected that approximately 20 percent of the goodwill will be deductible for tax purposes.

On August 27, 2012, the company announced that it had entered into a definitive agreement to acquire Kenexa Corporation (Kenexa), a publicly held company headquartered in Wayne, Pennsylvania. Kenexa, a leading provider of recruiting and talent management solutions, brings a unique combination of Cloud-based technology and consulting services that integrates both people and processes, providing solutions to engage a smarter, more effective workforce across their most critical businesses functions. The acquisition is expected to close in the fourth quarter of 2012.

Divestitures: In the third quarter, the company completed the first two phases of the sale of its Retail Stores Solutions business to Toshiba Tec. The company received net proceeds of $572 million, recorded a note receivable of $251 million and recognized a net pre-tax gain of $447 million in the third quarter of 2012. The gain was net of the fair value of certain contractual terms, certain transaction costs and the assets and liabilities sold. The gain was recorded in other (income) and expense in the Consolidated Statement of Earnings and the net proceeds are reflected within divestitures of businesses, net of cash transferred within cash flows from investing activities in the Consolidated Statement of Cash Flows. In addition, in the third quarter, the company acquired a 19.9 percent ownership interest for $161 million in Toshiba Global Commerce Solutions Holding Corporation, the new holding company that Toshiba Tec established for the business. The company will retain this ownership for a period of three years at which time Toshiba Tec will purchase the company’s equity interest for the initial acquisition value. This investment was recorded in investments and sundry assets in the Consolidated Statement of Financial Position and the payment is reflected within purchases of marketable securities and other investments within cash flows from investing activities in the Consolidated Statement of Cash Flows.

The company expects to close the next phase of the divestiture in the fourth quarter of 2012 with subsequent closings expected in 2013. Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $500 million.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,503	$(658)	$845
Client relationships	1,924	(888)	1,037
Completed technology	2,530	(1,010)	1,521
In-process R&D	31	(2)	30
Patents/trademarks	242	(115)	128
Other(a)	31	(26)	5
Total	$6,262	$(2,697)	$3,565

	At December 31, 2011
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,478	$(678)	$799
Client relationships	1,751	(715)	1,035
Completed technology	2,156	(745)	1,411
In-process R&D	22	(1)	21
Patents/trademarks	207	(88)	119
Other(a)	29	(22)	7
Total	$5,642	$(2,250)	$3,392

(a)             Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $172 million during the first nine months of 2012, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $324 million and $952 million for the third quarter and first nine months of 2012 respectively,

Notes to Consolidated Financial Statements — (continued)

versus $307 million and $926 million for the third quarter and first nine months ended September 30, 2011, respectively.  In addition, in the first nine months of 2012, the company retired $503 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2012:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2012 (for Q4)	$145	$183	$327
2013	438	667	1,105
2014	213	564	778
2015	50	437	487
2016	—	398	398

The change in the goodwill balances by reportable segment, for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	9/30/12
Global Business Services	$4,313	$5	$(0)	$(0)	$24	$4,341
Global Technology Services	2,646	21	—	(0)	4	2,671
Software	18,121	1,413	(23)	(6)	184	19,689
Systems and Technology	1,133	441	(0)	(14)	9	1,569
Total	$26,213	$1,879	$(24)	$(20)	$221	$28,270

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/11	Additions	Adjustments	Divestitures	Adjustments	12/31/11
Global Business Services	$4,329	$14	$(0)	$(10)	$(20)	$4,313
Global Technology Services	2,704	—	(1)	(2)	(55)	2,646
Software	16,963	1,277	10	(2)	(127)	18,121
Systems and Technology	1,139	—	(6)	—	(0)	1,133
Total	$25,136	$1,291	$2	$(13)	$(203)	$26,213

Purchase price adjustments recorded in the first nine months of 2012 and full year 2011 were related to acquisitions that were completed on or prior to December 31, 2011 or December 31, 2010, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2012 or the full year of 2011, and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/12	Payments	Adjustments*	9/30/2012
Current:
Workforce	$33	$(25)	$23	$32
Space	4	(4)	4	4
Total current	$38	$(29)	$27	$36
Noncurrent:
Workforce	$344	$—	$(11)	$333
Space	3	—	(0)	3
Total noncurrent	$347	$—	$(11)	$335

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2012, were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In November 2011, SCO filed a motion in Federal Court in Utah seeking to reopen the SCO v. IBM case.

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. Trial began in late February 2012 in Marion County, Indiana Superior Court and concluded in early April. On July 18, 2012, the court rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. In August 2012, the State of Indiana filed a notice of appeal. IBM also intends to appeal certain portions of the court’s ruling.

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

In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one member of the UK Trust membership, seeking an order

Notes to Consolidated Financial Statements — (continued)

modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan (the C Plan) dating back to 1983. The trial of these proceedings began in May 2012 and finished in early June. On October 12, 2012, the High Court in London issued its ruling, holding that the 1983 Trust Deeds and Rules should be modified to allow certain categories of current IBM UK employees who are members of the C Plan to retire from the age of 60 (rather than from the age of 63) without actuarial reduction of their defined benefit pension. The Court declined to similarly modify the Trust Deeds and Rules for former employees who were C Plan members and who left the company prior to retirement, although the Court stated that it will provide an opportunity for further legal argument on this issue. IBM UK is considering the company’s rights of appeal.  As a result of the ruling, IBM recorded an additional pre-tax retirement-related obligation of $162 million in the third quarter of 2012.

In March 2011, the company announced that it has agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of 1977. As part of the settlement, IBM has consented to the entry of a judgment relating to the books and records and internal control provisions of the securities laws. IBM has also agreed to pay a total of $10 million, categorized by the SEC as follows: (i) $5.3 million, representing profits gained as a result of the conduct alleged in the SEC’s complaint, (ii) prejudgment interest on that amount of $2.7 million, and (iii) a civil penalty of $2 million. The settlement is subject to court approval.

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

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $5,308 million and $4,040 million at September 30, 2012 and December 31, 2011, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,856 million and $2,567 million at September 30, 2012 and December 31, 2011, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $68 million and $56 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2012	2011
Balance at January 1	$407	$375
Current period accruals	270	309
Accrual adjustments to reflect actual experience	(18)	15
Charges incurred	(295)	(318)
Balance at September 30	$364	$382

Extended Warranty Liability

(Dollars in millions)	2012	2011
Aggregate deferred revenue at January 1	$636	$670
Revenue deferred for new extended warranty contracts	191	225
Amortization of deferred revenue	(240)	(256)
Other*	0	(18)
Aggregate deferred revenue at September 30	$587	$621

Current portion	$284	$305
Noncurrent portion	302	316
Aggregate deferred revenue at September 30	$587	$621

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On October 12, 2012, the High Court in London issued a ruling against IBM United Kingdom Limited and IBM United Kingdom Holdings Limited, both wholly-owned subsidiaries of the company, in litigation involving one of IBM UK’s defined benefit plans. As a result of the ruling, the company recorded an additional pre-tax retirement-related obligation of $162 million in the third quarter of 2012 in selling, general and administrative expense in the Consolidated Statement of Earnings. See Note 12, “Contingencies,” on pages 36 and 37 for additional information.

On October 30, 2012, the company announced that the Board of Directors approved a quarterly dividend of $0.85 per common share. The dividend is payable December 10, 2012 to shareholders of record on November 9, 2012.

On October 30, 2012, the company announced that the Board of Directors authorized $5 billion in additional funds for use in the company’s common stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended September 30:	2012	2011	Change
Revenue	$24,747	$26,157	(5.4	)%*
Gross profit margin	47.4%	46.5%	0.9	pts.
Total expense and other income	$6,657	$7,146	(6.8)%
Total expense and other income to revenue ratio	26.9%	27.3%	(0.4	)pts.
Provision for income taxes	$1,251	$1,188	5.2%
Net income	$3,824	$3,839	(0.4)%
Net income margin	15.5%	14.7%	0.8	pts.
Earnings per share:
Assuming dilution	$3.33	$3.19	4.4%
Basic	$3.36	$3.23	4.0%
Weighted-average shares outstanding:
Assuming dilution	1,149.3	1,204.9	(4.6)%
Basic	1,137.2	1,188.6	(4.3)%

* 1.8 percent decrease adjusted for currency

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

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings is a non-GAAP measure that excludes the effects of certain acquisition-related charges and retirement-related costs, and their related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside the operational performance of the business.

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

The following tables provide the company’s non-GAAP operating earnings for the third quarter and first nine months of 2012 and 2011.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2012	2011	Change
Net income as reported	$3,824	$3,839	(0.4)%
Non-operating adjustments (net of tax):
Acquisition-related charges	141	133	5.8
Non-operating retirement-related costs/(income)	191	(17)	nm
Operating (non-GAAP) earnings*	$4,155	$3,954	5.1%
Diluted operating (non-GAAP) earnings per share	$3.62	$3.28	10.4%

nm - not meaningful

* See pages 75 to 77 for a more detailed reconciliation of net income to operating earnings.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2012	2011	Change
Net income as reported	$10,771	$10,365	3.9%
Non-operating adjustments (net of tax)
Acquisition-related charges	399	376	6.0
Non-operating retirement-related costs/(income)	328	(20)	nm
Operating (non-GAAP) earnings*	$11,498	$10,721	7.2%
Diluted operating (non-GAAP) earnings per share	$9.90	$8.77	12.9%

nm - not meaningful

* See pages 75 to 77 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the third quarter of 2012, the company reported $24.7 billion in revenue, expanded gross, pre-tax and net income margins and delivered diluted earning per share growth of 4.4 percent as reported and 10.4 percent on an operating (non-GAAP) basis. The company’s as reported financial performance was impacted by a pre-tax charge of $162 million ($125 million on an after-tax basis) related to a court ruling in the United Kingdom (UK) regarding one of IBM UK’s defined benefit pension plans. This charge is not included in the company’s operating (non-GAAP) earnings presentation. As reported earnings per share increased 7.8 percent compared to the third quarter of 2011 excluding this charge. The company generated $4.5 billion in cash from operations in the third quarter driving shareholder returns of $4.0 billion in common stock repurchases and dividends. In October 2012, the company adjusted its full year 2012 diluted earnings per share expectation to at least $14.29 per share to reflect the impact of the UK pension charge, while reiterating its operating (non-GAAP) earnings per share expectation of at least $15.10 per share for the full year. The operating (non-GAAP) earnings per share expectation reflects a 12 percent increase compared to the full year 2011.

The company’s performance in the third quarter was driven by strength in its solutions offerings, the solid annuity base and the ongoing focus on productivity. First, the company continued to drive very good results in its solutions offerings across software and services — offerings that address key demand areas including Smarter Planet, business analytics and cloud. Second, the company’s annuity businesses — which represent approximately half of total annual revenue and sixty percent of total annual profit — provided a solid base of revenue and profit in the quarter. Third, the company continues to execute its productivity initiatives and remains on track to deliver $8 billion of productivity improvements over the 2015 road map. The benefit from these initiatives, together with the mix to more profitable businesses, has helped drive the company’s margin expansion.

Across all of its business segments, the company continues to have strong performance in its key growth initiatives. In the growth markets, the company is continuing to expand into new markets, building out IT infrastructures and focusing on targeted industries. For the first nine months of 2012, revenue in the growth markets has increased 3.1 percent or 7 percent at constant currency. The company’s business analytics solutions help clients identify, manage and predict outcomes by leveraging huge amounts of data. The broad portfolio of analytics solutions drove increased revenue of 14 percent on a year to date basis through the third quarter, led by the Global Business Services (GBS) consulting practice. The SmartCloud portfolio addresses the full scope of enterprise client requirements. With strong growth across all offerings, from private cloud to public cloud to industry based solutions, cloud revenue through the first nine months of 2012 has already exceeded full year revenue for 2011. The Smarter Planet solution portfolio is also driving strong performance with revenue growth of more than 20 percent on a year to date basis compared to the prior year driven by Smarter Commerce and industry specific solutions. Within the company’s offerings in business analytics, cloud and Smarter Planet, approximately half of the revenue is software. As a result, the success that the company is having in these areas is improving the business mix and margins.

In the third quarter, the company completed the first two phases of the sale of its Retail Store Solutions (RSS) business to Toshiba Tec. The company recognized a pre-tax gain of $447 million on the transaction. With a discrete tax rate applied to the gain, based on the countries closed in these phases, the transaction contributed approximately $280 million of net income in the quarter. The transaction also results in a loss of revenue and profit related to the divested operations.

Revenue in the third quarter declined 5.4 percent versus the prior year, including a negative currency impact of approximately 4 points. At constant currency, revenue was down 1.8 percent, 1 percent normalized for the RSS divestiture. Within the quarter, revenue results through the first two months were consistent with second quarter performance. Performance in September was more challenging with the impact most pronounced in Software and GBS, and from a geographic perspective in North America and the growth markets.

On a geographic basis, revenue performance was led by the growth markets which declined 0.8 percent as reported, but increased 3.7 percent at constant currency with the BRIC countries of Brazil, Russia, India and China delivering growth of 3.5 percent (11 percent adjusted for currency). While both Australia and Mexico declined at a double-digit rate in the quarter, most of the growth market countries continued to perform well. In the third quarter, 35 countries grew constant currency revenue at a double-digit rate reflecting ongoing broad-based strength.

Within the company’s segments, Software revenue declined 0.9 percent as reported, but increased 2.9 percent adjusted for currency, driven by double-digit growth across the solutions areas — business analytics, commerce and social business. Global Services revenue decreased 4.6 percent, with constant currency performance essentially flat year to year. Within Global Services, modest growth from the backlog was offset by impacts from shorter term and volume related activity. Systems and Technology revenue declined 13.1 percent (12 percent adjusted for currency); adjusted for the RSS divestiture, revenue declined 10.6 percent (9 percent adjusted for currency) versus the prior year. While revenue declined each month within the quarter, performance in September improved as the company introduced the next generation System z mainframe server.

The consolidated gross profit margin increased 0.9 points versus the third quarter of 2011 to 47.4 percent. The operating (non-GAAP) gross margin increased 1.2 points to 48.1 percent. The improvement was driven by a combination of margin expansion in both services segments, and an improving segment mix due to the relative growth of the software business.

Total expense and other income decreased 6.8 percent in the third quarter compared to the prior year. Total operating (non-GAAP) expense and other income decreased 9.9 percent compared to the third quarter of 2011. The as reported expense and other income decrease was impacted by the charge related to the UK pension litigation. The year to year drivers for both categories were approximately:

		Total	Operating
		Consolidated	(non-GAAP)
•	Currency *	(7) points	(8) points
•	Acquisitions**	3 points	3 points
•	Base expense	(2) points	(5) points

*                 Reflects impacts of translation and hedging programs.

**          Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 0.9 percent and the pre-tax margin was 20.5 percent, an increase of 1.3 points versus the third quarter of 2011. Net income declined 0.4 percent due to an increase in the tax rate, but, the net income margin increased 0.8 points to 15.5 percent. The effective tax rate for the third quarter was 24.6 percent, an increase of 1.0 points versus the prior year. This increase was primarily driven by the discrete tax impact resulting from the gain on the RSS divestiture. Operating (non-GAAP) pre-tax income grew 6.6 percent and the operating (non-GAAP) pre-tax margin was 22.3 percent, an increase of 2.5 points versus the prior year. Operating (non-GAAP) net income increased 5.1 percent and the operating (non-GAAP) net income margin was 16.8 percent, an increase of 1.7 points compared to the prior year. The operating (non-GAAP) effective tax rate was 24.7 percent versus 23.6 percent in the third quarter of 2011 with the increase driven by the RSS divestiture gain.

Diluted earnings per share improved 4.4 percent reflecting the benefits of the common stock repurchase program. In the third quarter, the company repurchased 15.2 million shares of its common stock. Diluted earnings per share of $3.33 increased $0.14 from the prior year. Operating (non-GAAP) diluted earnings per share increased 10.4 percent reflecting the growth in operating (non-GAAP) net income and the benefits of the common stock repurchase program. Operating (non-GAAP) diluted earnings per share of $3.62 increased $0.34 versus the third quarter of 2011 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.17)
•	Margin expansion:	$0.34
•	Common stock repurchases:	$0.17

Margin expansion was the largest contributor to the growth in operating (non-GAAP) earnings per share. There were several factors within margin expansion driving the $0.34 contribution: the gain on the RSS divestiture contributed $0.23; gross margin expansion contributed $0.19 and expense productivity contributed $0.16. These benefits were partially offset by increased workforce rebalancing charges which drove a $0.24 impact.

The company generated $4,514 million in cash flow provided by operating activities, a decrease of $164 million compared to the third quarter of 2011, driven primarily by an increase in taxes paid ($321 million). Net cash used in investing activities of $999 million increased $194 million primarily due to decreased cash from net sales of marketable securities and other investments ($409 million) and cash used for acquisitions ($277 million), partially offset by increased cash from divestitures ($573 million). Net cash used in financing activities of $2,507 million decreased $1,162 million compared to the prior year primarily due to higher net cash from total debt ($976 million) and a net decrease in cash used for common stock transactions ($260 million).

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the nine months ended September 30:	2012	2011	Change
Revenue	$75,203	$77,430	(2.9	)%*
Gross profit margin	46.7%	45.7%	1.0	pts.
Total expense and other income	$21,060	$21,687	(2.9)%
Total expense and other income to revenue ratio	28.0%	28.0%	0.0	pts.
Provision for income taxes	$3,300	$3,364	(1.9)%
Net income	$10,771	$10,365	3.9%
Net income margin	14.3%	13.4%	0.9	pts.
Earnings per share:
Assuming dilution	$9.27	$8.48	9.3%
Basic	$9.38	$8.60	9.1%
Weighted-average shares outstanding:
Assuming dilution	1,161.8	1,222.1	(4.9)%
Basic	1,148.4	1,205.2	(4.7)%

	9/30/12	12/31/11
Assets	$115,778	$116,433	(0.6)%
Liabilities	$94,112	$96,197	(2.2)%
Equity	$21,666	$20,236	7.1%

* 0.1 percent decrease adjusted for currency

Financial Performance Summary:

In the first nine months of 2012, the company delivered diluted earnings per share growth of 9.3 percent as reported and 12.9 percent on an operating (non-GAAP) basis compared to the first nine months of 2011. Normalized for the charge recorded in the third quarter related to the UK pension litigation, as reported earnings per share increased 10.6 percent year to year. The company generated $13.2 billion in cash from operations in the first nine months, returning $11.8 billion to shareholders in common stock repurchases and dividends.

Total revenue decreased 2.9 percent (essentially flat adjusted for currency) compared to the first nine months of 2011. Software revenue increased 1.4 percent (4 percent adjusted for currency) driven by key branded middleware which increased 1.8 percent (5 percent adjusted for currency).  Global Technology Services revenue declined 1.6 percent (up 2 percent adjusted for currency), while Global Business Services revenue declined 3.9 percent (1 percent adjusted for currency) and Systems and Technology revenue declined 9.7 percent (8 percent adjusted for currency). Global Financing revenue declined 4.9 percent (1 percent adjusted for currency).  On a geographic basis, revenue performance was led by the growth markets which increased 3.1 percent (7 percent adjusted for currency) driven by the BRIC countries which increased 5.8 percent (11 percent adjusted for currency).

The consolidated gross margin increased 1.0 points versus the first nine months of 2011 to 46.7 percent. The operating (non-GAAP) gross margin increased 1.3 points to 47.4 percent compared to the prior year. The improvement in gross margin in the first nine months was driven by Global Services and the improved segment mix driven by growth in Software.

Total expense and other income decreased 2.9 percent in the first nine months of 2012 versus the prior year. Total operating (non-GAAP) expense and other income decreased 4.4 percent compared to the prior year. The year-to-year drivers were approximately:

		Total	Operating
		Consolidated	(non-GAAP)
•	Currency *	(6) points	(6) points
•	Acquisitions**	3 points	2 points
•	Base expense	0 points	(1) points

*                 Reflects impacts of translation and hedging programs.

**          Includes acquisitions completed in prior 12-month period.

Pre-tax income grew 2.5 percent and the pre-tax margin was 18.7 percent, an increase of 1.0 points versus the first nine months of 2011. Net income increased 3.9 percent and the net income margin increased 0.9 points to 14.3 percent. The effective tax rate for the first nine months of 2012 was 23.5 percent, compared with 24.5 percent in the prior year, primarily reflecting a one-time benefit from a tax restructuring in Latin America, partially offset by the tax impact of the RSS divestiture gain. Operating (non-GAAP) pre-tax income grew 6.1 percent and the operating (non-GAAP) pre-tax margin was 20.0 percent, an increase of 1.7 points versus the prior year. Operating (non-GAAP) net income increased 7.2 percent and the operating (non-GAAP) net income margin of 15.3 percent increased 1.4 points versus the prior year. The operating (non-GAAP) effective tax rate was 23.7 percent versus 24.5 percent in the first nine months of 2011.

Diluted earnings per share improved 9.3 percent reflecting the growth in net income and the benefits of the common stock repurchase program. In the first nine months of 2012, the company repurchased 45.8 million shares of its common stock. Diluted earnings per share of $9.27 increased $0.79 from the prior year. Operating (non-GAAP) diluted earnings per share of $9.90 increased $1.13 versus the first nine months of 2011 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.25)
•	Margin expansion:	$0.89
•	Common stock repurchases:	$0.49

At September 30, 2012, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the company’s objectives. Cash and marketable securities at quarter end were $12,254 million. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $655 million ($635 million adjusted for currency) from December 31, 2011 driven by:

•              Decreases in total receivables ($2,783 million) and deferred taxes ($1,027 million), partially offset by

•              Increased goodwill ($2,057 million) and prepaid pension assets ($581 million).

Total liabilities decreased $2,086 million ($2,164 million adjusted for currency) from December 31, 2011 driven by:

•              Decreases in retirement and nonpension postretirement ($1,692 million), accounts payable ($1,431 million) and taxes ($1,166 million),  partially offset by

•              Increased total debt ($2,348 million).

Total equity of $21,666 million increased $1,431 million from December 31, 2011 as a result of:

•                 Higher retained earnings ($7,916 million), common stock ($1,473 million) and lower accumulated other comprehensive income/(loss) ($1,165 million); partially offset by

•                 Increased treasury stock ($9,152 million) driven by share repurchases.

The company generated $13,240 million in cash flow provided by operating activities, an increase of $490 million when compared to the first nine months of 2011, primarily driven by the increase in net income ($406 million), a decrease in taxes paid ($731 million) and a decrease in retirement-related contributions ($164 million), partially offset by a decrease in cash provided by financing receivables ($865 million). Net cash used in investing activities of $4,912 million was $4,021 million higher than the first nine months of 2011, primarily due to an increase of cash used of $2,419 million associated with net purchases and sales of marketable securities and other investments, and increased cash used for acquisitions ($2,043 million), partially offset by increased cash from divestitures ($583 million). Net cash used in financing activities of $8,185 million was $2,701 million lower, compared to the first nine months of 2011, primarily due to lower cash used for common stock repurchases ($2,476 million) and increased proceeds associated with debt ($1,279 million), partially offset by lower cash provided by common stock transactions ($831 million) and increased dividend payments ($223 million).

In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012. In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year. In July 2012, the company again increased its expectations for GAAP earnings per diluted share to at least $14.40 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.10 for the full year. In October 2012, the company adjusted its full year GAAP earnings per diluted share expectation to at least $14.29 per share to reflect the impact of the UK pension charge, while reiterating its operating (non-GAAP) earnings per share expectation of at least $15.10 per share for the full year.

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2012 versus the third quarter and first nine months of 2011 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the three months ended September 30:	2012	2011	Change		Currency
Revenue:
Global Technology Services	$9,922	$10,322	(3.9)%		0.6%
Gross margin	37.3%	35.7%	1.6	pts.
Global Business Services	4,542	4,832	(6.0)%		(2.7)%
Gross margin	31.2%	29.4%	1.7	pts.
Software	5,763	5,817	(0.9)%		2.9%
Gross margin	88.0%	88.1%	(0.0	)pts.
Systems and Technology	3,895	4,482	(13.1)%		(11.5)%
Gross margin	37.3%	39.8%	(2.6	)pts.
Global Financing	472	520	(9.2)%		(4.5)%
Gross margin	45.8%	47.4%	(1.6	)pts.
Other	154	182	(15.9)%		(13.5)%
Gross margin	(80.4)%	(48.3)%	(32.0	)pts.
Total consolidated revenue	$24,747	$26,157	(5.4)%		(1.8)%
Total consolidated gross profit	$11,732	$12,173	(3.6)%
Total consolidated gross margin	47.4%	46.5%	0.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	95	87	9.1%
Acquisition-related charges	0	0	0.0
Retirement-related costs/(income)	67	(7)	nm
Operating (non-GAAP) gross profit	$11,894	$12,253	(2.9)%
Operating (non-GAAP) gross margin	48.1%	46.8%	1.2	pts.

nm - not meaningful

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the nine months ended September 30:	2012	2011	Change		Currency
Revenue:
Global Technology Services	$29,952	$30,427	(1.6)%		1.8%
Gross margin	36.3%	34.5%	1.8	pts.
Global Business Services	13,846	14,407	(3.9)%		(1.5)%
Gross margin	30.0%	28.6%	1.4	pts.
Software	17,533	17,295	1.4%		4.4%
Gross margin	87.8%	87.9%	(0.1	)pts.
Systems and Technology	11,903	13,182	(9.7)%		(8.2)%
Gross margin	36.7%	39.5%	(2.8	)pts.
Global Financing	1,478	1,555	(4.9)%		(1.3)%
Gross margin	47.5%	49.9%	(2.4	)pts.
Other	490	563	(13.0)%		(11.3)%
Gross margin	(71.3)%	(66.7)%	(4.6	)pts.
Total consolidated revenue	$75,203	$77,430	(2.9)%		(0.1)%
Total consolidated gross profit	$35,131	$35,416	(0.8)%
Total consolidated gross margin	46.7%	45.7%	1.0	pts.
Non-operating adjustments
Amortization of acquired intangible assets	276	259	6.6%
Acquisition-related charges	1	1	0.4
Retirement-related costs/(income)	204	12	nm
Operating (non-GAAP) gross profit	$35,611	$35,687	(0.2)%
Operating (non-GAAP) gross margin	47.4%	46.1%	1.3	pts.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Global Technology Services	40.3%	39.7%	40.1%	39.6%
Global Business Services	18.5	18.6	18.5	18.7
Total Global Services	58.8	58.3	58.6	58.3
Software	23.4	22.4	23.5	22.5
Systems and Technology	15.8	17.3	15.9	17.1
Global Financing	1.9	2.0	2.0	2.0
Total	100%	100%	100%	100%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Global Technology Services	31.5%	30.9%	31.6%	28.8%
Global Business Services	13.7	14.1	13.7	14.3
Total Global Services	45.2	45.0	45.2	43.1
Software	43.7	40.4	43.4	41.4
Systems and Technology	2.3	5.8	1.6	5.6
Global Financing	8.8	8.8	9.7	9.9
Total	100.0%	100.0%	100.0%	100.0%

Global Services

The Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered $14,463 million of revenue in the third quarter, a decrease of 4.6 percent (flat adjusted for currency) year to year. Adjusted for currency, modest revenue growth from the backlog was offset by impacts from shorter-term and volume-related activity. Revenue in the growth markets increased 2.0 percent (8 percent adjusted for currency) year to year in the third quarter, while the major markets decreased 5.9 percent (2 percent adjusted for currency). Total outsourcing revenue of $6,766 million decreased 5.3 percent (1 percent adjusted for currency) and total transactional revenue of $5,889 million decreased 3.8 percent (flat adjusted for currency) year to year. In the first nine months of 2012, total Global Services revenue was $43,798 million, a decrease of 2.3 percent (increase of 1 percent adjusted for currency) year to year. Revenue in the growth markets increased 4.5 percent (9 percent adjusted for currency) year to year in the first nine months of 2012, while the major markets decreased 3.9 percent (1 percent adjusted for currency). Total outsourcing revenue of $20,575 million decreased 2.4 percent (increased 1 percent adjusted for currency) and total transactional revenue of $17,723 million decreased 2.1 percent (increased 1 percent adjusted for currency) year to year. The services segments continued to have good performance in the business analytics, cloud, and Smarter Planet offerings.

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended September 30:	2012	2011	Change	Currency
Global Services external revenue:	$14,463	$15,154	(4.6)%	(0.4)%
Global Technology Services	$9,922	$10,322	(3.9)%	0.6%
Outsourcing	5,729	6,029	(5.0)	(0.4)
Integrated Technology Services	2,384	2,400	(0.7)	3.4
Maintenance	1,808	1,894	(4.5)	0.3
Global Business Services	$4,542	$4,832	(6.0)%	(2.7)%
Outsourcing	1,037	1,113	(6.9)	(3.1)
Consulting and Systems Integration	3,505	3,719	(5.8)	(2.5)

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the nine months ended September 30:	2012	2011	Change	Currency
Global Services external revenue:	$43,798	$44,834	(2.3)%	0.8%
Global Technology Services	$29,952	$30,427	(1.6)%	1.8%
Outsourcing	17,445	17,822	(2.1)	1.3
Integrated Technology Services	7,007	6,963	0.6	3.8
Maintenance	5,500	5,642	(2.5)	0.9
Global Business Services	$13,846	$14,407	(3.9)%	(1.5)%
Outsourcing	3,130	3,269	(4.2)	(1.5)
Consulting and Systems Integration	10,716	11,139	(3.8)	(1.5)

Global Technology Services revenue of $9,922 million in the third quarter of 2012 decreased 3.9 percent (increased 1 percent adjusted for currency) versus the third quarter of 2011 and decreased 1.6 percent (increased 2 percent adjusted for currency) to $29,952 million in the first nine months of 2012, year to year. Revenue performance adjusted for currency was led by the growth markets which were up 2.2 percent (9 percent adjusted for currency) and 4.2 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, year to year. GTS Outsourcing revenue decreased 5.0 percent (flat percent adjusted for currency) in the third quarter and decreased 2.1 percent (increased 1 percent adjusted for currency) in the first nine months of 2012, respectively. In the third quarter, revenue growth from the backlog was offset by a decline in revenue from base growth, which had increased year to year through the first half of 2012. Integrated Technology Services (ITS) revenue decreased 0.7 percent (increased 3 percent adjusted for currency) in the third quarter and increased 0.6 percent (4 percent adjusted for currency) in the first nine months of 2012. Within ITS, revenue in the growth markets increased 8.6 percent (13 percent adjusted for currency) and 10.4 percent (14 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, year to year.

Global Business Services revenue decreased 6.0 percent (3 percent adjusted for currency) to $4,542 million and decreased 3.9 percent (1 percent adjusted for currency) to $13,846 million in the third quarter and first nine months of 2012, respectively, year to year. Application Outsourcing revenue decreased 6.9 percent (3 percent adjusted for currency) in the third quarter and decreased 4.2 percent (1 percent adjusted for currency) in the first nine months of 2012. Consulting and Systems Integration (C&SI) revenue decreased 5.8 percent (3 percent adjusted for currency) in the third quarter and decreased 3.8 percent (1 percent adjusted for currency) in the first nine months of 2012. On a geographic basis, the growth markets continued to drive the strongest performance with revenue up 1.2 percent (7 percent adjusted for currency) and up 5.2 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, year to year. Within the major markets, Japan returned to growth in the third quarter with revenue up 2 percent adjusted for currency, while North America and Europe were both down 6 percent adjusted for currency. On an offering basis, the growth initiatives continued to drive strong growth in the third quarter with double-digit growth in business analytics, Smarter Planet and cloud. In total, these initiatives represent approximately one-third of total GBS revenue. The company continues to benefit as the growth initiatives gain traction, however, the overall GBS growth rate is being impacted by declines in some of the more traditional packaged application projects.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2012	2011	Change
Global Technology Services:
External gross profit	$3,699	$3,686	0.4%
External gross profit margin	37.3%	35.7%	1.6	pts.
Pre-tax income	$1,697	$1,695	0.1%
Pre-tax margin	16.6%	15.9%	0.7	pts.
Global Business Services:
External gross profit	$1,415	$1,422	(0.5)%
External gross profit margin	31.2%	29.4%	1.7	pts.
Pre-tax income	$738	$775	(4.8)%
Pre-tax margin	15.6%	15.4%	0.2	pts.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2012	2011	Change
Global Technology Services:
External gross profit	$10,868	$10,496	3.5%
External gross profit margin	36.3%	34.5%	1.8	pts.
Pre-tax income	$4,934	$4,353	13.3%
Pre-tax margin	16.0%	13.9%	2.1	pts.
Global Business Services:
External gross profit	$4,150	$4,117	0.8%
External gross profit margin	30.0%	28.6%	1.4	pts.
Pre-tax income	$2,142	$2,166	(1.1)%
Pre-tax margin	14.9%	14.4%	0.5	pts.

GTS gross profit margins improved 1.6 points in the third quarter and 1.8 points in the first nine months of 2012, respectively, versus the prior year, with margin expansion in each of the lines of business. Pre-tax income of $1,697 million in the third quarter of 2012 was flat year to year and the pre-tax margin expanded 0.7 points to 16.6 percent. Normalized for workforce rebalancing charges of $151 million and $5 million in the third quarter of 2012 and 2011, respectively, GTS pre-tax income was up 8.6 percent and pre-tax margin expanded 2.1 points. GTS pre-tax income for the first nine months of 2012 increased 13.3 percent to $4,934 million and pre-tax margin expanded 2.1 points. There are a number of drivers of the GTS margin expansion. First, an increased contribution from the growth markets which continue to drive higher gross margins than the major markets. Second, benefits from the continued focus on automation and process, primarily through the company’s enterprise productivity initiatives. Third, GTS continues to benefit from the work done to improve performance in a select set of lower margin contracts within Strategic Outsourcing.

GBS gross profit margins expanded 1.7 points and 1.4 points in the third quarter and first nine months, respectively, versus the prior year, led by improved profit performance in Application Outsourcing. GBS pre-tax income declined 4.8 percent to $738 million in the third quarter of 2012 with a pre-tax margin of 15.6 percent, relatively flat year to year. Normalized for workforce rebalancing charges of $113 million and $5 million in the third quarter of 2012 and 2011, respectively, GBS pre-tax income was up 9.1 percent and pre-tax margin expanded 2.5 points. GBS margin has benefitted from several factors: prior workforce rebalancing actions, yield from the enterprise productivity initiatives and benefits from currency. Segment pre-tax income in the first nine months of 2012 decreased 1.1 percent to $2,142 million and pre-tax margin increased 0.5 points year to year to 14.9 percent.

The total Global Services business continued to deliver strong profit growth and margin expansion in the third quarter. As reported, pre-tax income of $2,435 million declined 1.5 percent year to year. Normalized for the higher level of workforce rebalancing charges, pre-tax income was up 8.8 percent and pre-tax margin expanded 2.3 points. For the first nine months of 2012, pre-tax income increased 8.5 percent to $7,076 million, with a pre-tax margin of 15.7 percent, up 1.6 points year to year.

Global Services Backlog

The estimated Global Services backlog at September 30, 2012 was $138 billion, an increase of 0.6 percent (1 percent adjusted for currency) compared to the September 30, 2011 balance, and an increase of 1.1 percent (flat adjusted for currency) compared to the June 30, 2012 balance. Total growth markets backlog at September 30, 2012 increased 15 percent year to year adjusted for currency.  The estimated transactional backlog at September 30, 2012 increased 6.2 percent (7 percent adjusted for currency) and the estimated outsourcing backlog decreased 1.2 percent (flat adjusted for currency), respectively, from the September 30, 2011 levels.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2012	2011	Change	Currency
Backlog:
Total backlog	$137.7	$136.9	0.6%	1.3%
Outsourcing backlog	$89.3	$90.3	(1.2)%	(0.4)%

Total Global Services backlog includes GTS Outsourcing, ITS, GBS Outsourcing, Consulting and Systems Integration and Maintenance. Outsourcing backlog includes GTS Outsourcing and GBS Outsourcing. Transactional backlog includes ITS and Consulting and Systems Integration. Total backlog is intended to be a statement of overall work under contract and therefore does include Maintenance. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

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

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended September 30:	2012	2011	Change	Currency
Total signings:	$13,269	$12,312	7.8%	11.3%
Outsourcing signings	$7,300	$5,797	25.9%	30.4%
Transactional signings	5,969	6,515	(8.4)	(5.7)

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the nine months ended September 30:	2012	2011	Change	Currency
Total signings:	$38,733	$37,073	4.5%	8.1%
Outsourcing signings	$19,542	$17,652	10.7%	14.9%
Transactional signings	19,191	19,421	(1.2)	1.9

Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2012	2011*	Change	Currency
Software external revenue:	$5,763	$5,817	(0.9)%	2.9%
Middleware:	$4,696	$4,781	(1.8)%	2.0%
Key branded middleware:	3,626	3,645	(0.5)	3.1
WebSphere Family			2.1	5.3
Information Management			(0.9)	3.1
Lotus			(10.2)	(6.7)
Tivoli			5.2	8.9
Rational			(16.0)	(12.8)
Other middleware	1,070	1,135	(5.7)	(1.6)
Operating systems	597	598	(0.1)	4.2
Other	470	439	7.1	10.4

* Reclassified to conform with 2012 presentation

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2012	2011*	Change	Currency
Software external revenue:	$17,533	$17,295	1.4%	4.4%
Middleware:	$14,280	$14,211	0.5%	3.5%
Key branded middleware:	11,038	10,845	1.8	4.8
WebSphere Family			6.4	9.2
Information Management			1.1	4.2
Lotus			(6.4)	(3.4)
Tivoli			4.0	7.0
Rational			(7.9)	(5.0)
Other middleware	3,242	3,365	(3.7)	(0.6)
Operating systems	1,816	1,770	2.6	5.6
Other	1,438	1,315	9.4	12.2

*        Reclassified to conform with 2012 presentation

Software revenue of $5,763 million decreased 0.9 percent (increased 3 percent adjusted for currency) in the third quarter and increased 1.4 percent (4 percent adjusted for currency) to $17,533 million in the first nine months of 2012, respectively, compared to the same periods in 2011. Revenue growth in the quarter through August was up 5 percent adjusted for currency. A weak September performance, particularly in North America and the growth markets, impacted the third quarter growth rate. Performance in the third quarter reflects double-digit growth in the solution offerings portfolio, while the complementary infrastructure portfolio was essentially flat year to year.

Key branded middleware revenue, which accounted for 63 percent of total Software revenue in both the third quarter and first nine months of 2012, decreased 0.5 percent (increased 3 percent adjusted for currency) and increased 1.8 percent (5 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, year to year. Adjusted for currency, growth in both periods was led by WebSphere, Information Management and Tivoli.

WebSphere revenue increased 2.1 percent (5 percent adjusted for currency) and increased 6.4 percent (9 percent adjusted for currency) in the third quarter and first nine months of 2012 year to year, respectively, and continued to extend its market-leading position. Revenue performance in both periods included good growth in the Commerce offerings. This performance was bolstered by the recent acquisition of Tealeaf, which enables clients to analyze interactions on websites and mobile devices.

Information Management revenue decreased 0.9 percent (increased 3 percent adjusted for currency) and increased 1.1 percent (4 percent adjusted for currency) in the third quarter and first nine months of 2012  year to year, respectively. Performance was driven by strong constant currency growth in the business analytics offerings led by Algorithmics, which together with the company’s deep analytics expertise, helps clients to manage risk, and enable better, faster decision making. In October 2012, the Software business announced new members of the PureSystems family, the IBM PureData System. These expert integrated systems are optimized to deliver high performance data services for transactional and analytics applications.

Lotus revenue decreased 10.2 percent (7 percent adjusted for currency) in the third quarter and 6.4 percent (3 percent adjusted for currency) in the first nine months of 2012, respectively. Revenue declines in Lotus Notes were partially offset by growth in the social business offerings. In the third quarter of 2012, the company announced the acquisition of Kenexa which will further expand its solution portfolio for social business. The acquisition is expected to close late in the fourth quarter.

Tivoli revenue increased 5.2 percent (9 percent adjusted for currency) in the third quarter and increased 4.0 percent (7 percent adjusted for currency) in the first nine months of 2012 compared to the prior year periods, and gained share in the third quarter. Tivoli storage revenue was up 9.4 percent (14 percent adjusted for currency) in the third quarter and up 11.7 percent (15 percent adjusted for currency) in the first nine months of 2012, reflecting the value of storage software. Tivoli security revenue increased 6.4 percent (9 percent adjusted for currency) and increased 4.2 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, driven by Q1 Labs which provides next generation security intelligence.

Operating systems revenue was flat (increased 4 percent adjusted for currency) in the third quarter and increased 2.6 percent (6 percent adjusted for currency) in the first nine months of 2012, driven by Platform Computing which provides cluster and grid management software for distributed computing environments.

Other software revenue increased 7.1 percent (10 percent adjusted for currency) in the third quarter and increased 9.4 percent (12 percent adjusted for currency) in the first nine months of 2012 driven primarily by growth in software-related services.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2012	2011	Change
Software:
External gross profit	$5,073	$5,123	(1.0)%
External gross profit margin	88.0%	88.1%	(0.0	)pts.
Pre-tax income	$2,355	$2,214	6.3%
Pre-tax margin	35.6%	33.4%	2.2	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2012	2011	Change
Software:
External gross profit	$15,398	$15,199	1.3%
External gross profit margin	87.8%	87.9%	(0.1	)pts.
Pre-tax income	$6,793	$6,260	8.5%
Pre-tax margin	34.0%	31.7%	2.2	pts.

Software gross profit margins were essentially flat year to year in both the third quarter and first nine months of 2012. Software segment pre-tax income increased 6.3 percent to $2,355 million in the third quarter of 2012 and the pre-tax margin increased 2.2 points to 35.6 percent. Normalized for workforce rebalancing charges of $94 million and $6 million in the third quarter of 2012 and 2011, respectively, Software pre-tax income was up 10.3 percent and pre-tax margin expanded 3.5 points. Segment pre-tax income for the first nine months of 2012 increased 8.5 percent to $6,793 million and segment pre-tax margin expanded 2.2 points.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2012	2011	Change	Currency
Systems and Technology external revenue:	$3,895	$4,482	(13.1)%	(11.5)%
System z			(20.4)%	(19.1)%
Power Systems			(2.4)	(0.7)
System x			(4.8)	(2.6)
Storage			(9.7)	(7.5)
Total Systems excluding RSS			(8.1)	(6.2)
Microelectronics OEM			(25.2)	(25.2)
Total Systems and Technology excluding RSS			(10.6)	(9.0)
Retail Stores Solutions (Divested)			(79.2)	(78.6)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2012	2011	Change	Currency
Systems and Technology external revenue:	$11,903	$13,182	(9.7)%	(8.2)%
System z			(18.1)%	(16.8)%
Power Systems			(3.3)	(1.6)
System x			(4.3)	(2.8)
Storage			(5.9)	(3.6)
Total Systems excluding RSS			(7.1)	(5.4)
Microelectronics OEM			(20.5)	(20.5)
Total Systems and Technology excluding RSS			(8.9)	(7.4)
Retail Stores Solutions (Divested)			(30.7)	(29.3)

Systems and Technology revenue decreased 13.1 percent (12 percent adjusted for currency) and 9.7 percent (8 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively, versus the same periods in 2011. Adjusting for the divested RSS business, revenue declined 10.6 percent (9 percent adjusted for currency) and 8.9 percent (7 percent adjusted for currency) in the third quarter and first nine months of 2012, respectively.

System z revenue decreased 20.4 percent and 18.1 percent (19 percent and 17 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the third quarter and first nine months of 2011, respectively. MIPS (millions of instructions per second) shipments decreased 2 percent and 5 percent in the third quarter and first nine months of 2012 versus the same periods of 2011, respectively. Late in the third quarter, the company began shipping the zEnterprise EC12 server, which delivers up to 25 percent improved application performance and up to 50 percent enhanced capacity, making it the fastest and most capable enterprise system to date. Shipments of this mainframe will be increasing through the fourth quarter of 2012.

Power Systems revenue decreased 2.4 percent and 3.3 percent (1 percent and 2 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the third quarter and first nine months of 2011, respectively, which included continued strength in high performance computing solutions. The company extended its market leadership this quarter, the 18th consecutive quarter of year-to-year share gains. In the third quarter, the company had over 260 competitive displacements resulting in over $200 million of business; almost equally from Hewlett Packard and Oracle/Sun. Early in October, the company announced the new POWER7+ based servers. These new systems offer performance improvements of 30 to 40 percent compared to prior versions, and new capabilities for cloud and security solutions.

System x revenue decreased 4.8 percent and 4.3 percent (3 percent and 3 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the third quarter and first nine months of 2011, respectively. High-end System x revenue decreased 12 percent and increased 5 percent (down 10 percent and up 7 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the comparable periods of 2011, respectively.

Storage revenue decreased 9.7 percent and 5.9 percent (8 percent and 4 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the comparable periods in 2011, respectively. Total disk revenue decreased 7 percent and 4 percent (5 percent and 2 percent adjusted for currency) in the third quarter and the first nine months of 2012 versus the third quarter and first nine months of 2011, respectively. Tape revenue decreased 19 percent and 13 percent (17 percent and 11 percent adjusted for currency) in the third quarter and the first nine months of 2012, versus the comparable periods of 2011, respectively. The value in storage solutions continues to shift to software, as demonstrated by the ongoing success the company is having in its Tivoli storage software offerings. In October 2012, the company announced the new high end DS8870 storage system which enables clients to take full advantage of the increased performance in the company’s new enterprise servers. In addition, the company also announced the Virtual Storage Center which integrates multiple software solutions to deliver fast backup and restore capabilities in a virtualized storage environment.

Retail Stores Solutions revenue decreased 79.2 percent and 30.7 percent (79 percent and 29 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the same periods in 2011, respectively. In the third quarter, the company completed the first two phases of the sale of its Retail Stores Solutions business to Toshiba Tec.  See the caption, “Divestitures,” on page 33 for additional information regarding the RSS divestiture.

Microelectronics OEM revenue decreased 25.2 percent and 20.5 percent (25 percent and 20 percent adjusted for currency) in the third quarter and first nine months of 2012 versus the comparable periods of 2011, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2012	2011	Change
Systems and Technology:
External gross profit	$1,451	$1,784	(18.7)%
External gross profit margin	37.3%	39.8%	(2.6	)pts.
Pre-tax income	$124	$318	(61.1)%
Pre-tax margin	3.0%	6.8%	(3.8	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2012	2011	Change
System and Technology:
External gross profit	$4,363	$5,204	(16.2)%
External gross profit margin	36.7%	39.5%	(2.8	)pts.
Pre-tax income	$253	$843	(70.0)%
Pre-tax margin	2.0%	6.1%	(4.0	)pts.

Gross profit margin decreased 2.6 points in the third quarter of 2012 versus the prior year. The decrease was driven by lower margins in System x (1.6 points), Power Systems (1.1 points) and Microelectronics (0.6 points), partially offset by improvement due to revenue mix (0.8 points). Gross profit margin for the first nine months of 2012 decreased 2.8 points compared to the first nine months of 2011. The decrease was driven by lower margins in System x (0.9 points), Storage (0.8 points), Microelectronics (0.8 points) and Power Systems (0.6 points), partially offset by improved margin in System z (0.2 points).

Systems and Technology’s pre-tax income decreased $194 million (61.1 percent) to $124 million in the third quarter, and decreased $590 million to $253 million for the first nine months of 2012, when compared to the prior year. Pre-tax margin decreased 3.8 points in the third quarter and 4.0 points in the first nine months, respectively, versus the prior year periods. Normalized for workforce rebalancing charges of $46 million and $3 million in the third quarter of 2012 and 2011, respectively, Systems and Technology pre-tax income declined 47.3 percent, while the pre-tax margin declined 2.7 points in the third quarter.

Global Financing

See pages 70 to 75 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2012	2011	Change	Currency
Total Revenue	$24,747	$26,157	(5.4)%	(1.8)%
Geographies:	$24,209	$25,414	(4.7)%	(1.0)%
Americas	10,448	10,934	(4.4)	(3.2)
Europe/Middle East/Africa (EMEA)	7,238	7,991	(9.4)	(0.9)
Asia Pacific	6,523	6,489	0.5	2.5

Major markets			(6.0)%	(2.5)%
Growth markets			(0.8)%	3.7%
BRIC countries			3.5%	10.7%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2012	2011	Change	Currency
Total Revenue	$75,203	$77,430	(2.9)%	(0.1)%
Geographies:	$73,644	$75,398	(2.3)%	0.5%
Americas	32,006	32,438	(1.3)	(0.2)
Europe/Middle East/Africa (EMEA)	22,684	24,388	(7.0)	0.0
Asia Pacific	18,953	18,573	2.0	2.5

Major markets			(3.9)%	(1.2)%
Growth markets			3.1%	6.8%
BRIC countries			5.8%	11.4%

Total geographic revenue decreased 4.7 percent (1 percent adjusted for currency) to $24,209 million in the third quarter of 2012. Adjusted for currency, revenue declines in the major markets were partially offset by continued growth in the growth markets. Total geographic revenue, excluding the divested RSS business, decreased 4.1 percent (flat adjusted for currency).

Revenue from the major markets decreased 6.0 percent (2 percent adjusted for currency) in the third quarter of 2012 compared to the third quarter of 2011. In the Americas, the U.S. decreased 3.7 percent and Canada decreased 5.0 percent (4 percent adjusted for currency). Revenue declines in services and a double-digit decline in hardware were partially offset by increased software revenue, which improved 4 percent adjusted for currency. In EMEA, performance in the major markets, adjusted for currency, was relatively consistent with the second quarter of 2012.  Constant currency performance by country was mixed with Germany down 8.7 percent (up 3 percent adjusted for currency), Spain down 10.4 percent (up 1 percent adjusted for currency), the U.K down 1.4 percent (flat adjusted for currency), France down 15.1 percent (4 percent adjusted for currency), and Italy down 12.7 percent (2 percent adjusted for currency). Within Asia Pacific, Japan decreased 1.1 percent (flat adjusted for currency), an improvement over the last several quarters, adjusted for currency.

Revenue from the growth markets decreased 0.8 percent (increased 4 percent adjusted for currency) in the third quarter of 2012. Within the BRIC countries (Brazil, Russia, India and China) revenue increased 3.5 percent (11 percent adjusted for currency) with performance in Russia up 9.5 percent (11 percent adjusted for currency), India down 6.1 percent (up 13 percent adjusted for currency) and China up 19.7 percent (19 percent adjusted for currency). Brazil revenue decreased 17.1 percent (3 percent adjusted for currency). Outside the BRIC countries, Australia and Mexico were down double-digits in the third quarter, while most of the other growth market countries continued to perform well. Performance was again broad based with 35 growth market countries delivering double-digit revenue growth year to year, adjusted for currency.

Total geographic revenue for the first nine months of 2012 of $73,644 million decreased 2.3 percent (increased 1 percent adjusted for currency) year to year. The major markets decreased 3.9 percent (1 percent adjusted for currency) year to year while the growth markets increased 3.1 percent (7 percent adjusted for currency). The growth markets represented approximately 23 percent of the total geographic revenue in the first nine months of 2012, with revenue growth adjusted for currency, approximately 8 points higher than the major markets. Within the BRIC countries, revenue increased 5.8 percent (11 percent adjusted for currency) in the first nine months of 2012 versus the first nine months of 2011, with strong constant currency growth in China, India and Russia. Total geographic revenue, excluding the divested RSS business, decreased 2.1 percent (increased 1 percent adjusted for currency) versus the prior year.

Americas revenue for the first nine months of 2012 decreased 1.3 percent (flat adjusted for currency) compared to the same period of 2011. Within the major market countries, the U.S. decreased 1.3 percent and Canada was essentially flat (increased 3 percent adjusted for currency) year to year. Revenue in the Latin America growth markets decreased 3.4 percent (increased 4 percent adjusted for currency) year to year.

EMEA revenue decreased 7.0 percent (flat adjusted for currency) in the first nine months of 2012 versus the same period in 2011. The EMEA growth markets increased 2.3 percent (8 percent adjusted for currency) year to year, led by growth in Russia of 20.1 percent (22 percent adjusted for currency). Within the major market countries, the U.K. increased 1.6 percent (4 percent adjusted for currency), Spain decreased 6.9 percent (increased 2 percent adjusted for currency), Germany decreased 7.8 percent (increased 1 percent adjusted for currency), France decreased 14.9 percent (7 percent adjusted for currency) and Italy decreased 10.4 percent (2 percent adjusted for currency).

Asia Pacific revenue increased 2.0 percent (3 percent adjusted for currency) in the first nine months of 2012. The growth markets increased 5.6 percent (7 percent adjusted for currency), led by growth in China of 20.6 percent (19 percent adjusted for currency). India revenue decreased 5.2 percent as reported, but increased 11 percent on a constant currency basis. Japan decreased 2.6 percent (4 percent adjusted for currency) year to year in the first nine months of 2012.

OEM revenue decreased 27.6 percent (28 percent adjusted for currency) and 23.2 percent (23 percent adjusted for currency) year to year in the third quarter and first nine months of 2012, respectively, driven by the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Total consolidated expense and other (income)	$6,657	$7,146	(6.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	(83)	(71)	16.8
Acquisition-related charges	(9)	(21)	(55.3)
Non-operating retirement-related (costs)/income	(191)	21	nm
Total operating (non-GAAP) expense and other (income)	$6,374	$7,075	(9.9)%
Total consolidated expense-to-revenue ratio	26.9%	27.3%	(0.4	)pts.
Operating (non-GAAP) expense-to-revenue ratio	25.8%	27.0%	(1.3	)pts.

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Total consolidated expense and other (income)	$21,060	$21,687	(2.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	(241)	(217)	11.2
Acquisition-related charges	(23)	(32)	(26.5)
Non-operating retirement-related (costs)/income	(251)	49	nm
Total operating (non-GAAP) expense and other (income)	$20,545	$21,487	(4.4)%
Total consolidated expense-to-revenue ratio	28.0%	28.0%	0.0	pts.
Operating (non-GAAP) expense-to-revenue ratio	27.3%	27.8%	(0.4	)pts.

nm - not meaningful

Total expense and other (income) decreased 6.8 percent in the third quarter and 2.9 percent in the first nine months of 2012 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 9.9 percent and 4.4 percent compared to the third quarter and first nine months of 2011, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and nine months ended September 30, 2012:	Three Months		Nine Months		Three Months		Nine Months
Currency*	(7	)pts.	(6	)pts.	(8	)pts.	(6	)pts.
Acquisitions**	3	pts.	3	pts.	3	pts.	2	pts.
Base expense	(2	)pts.	0	pts.	(5	)pts.	(1	)pt.

*    Reflects impacts of translation and hedging programs.

**  Includes acquisitions completed in prior 12-month period.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,588	$4,961	(7.5)%
Advertising and promotional expense	330	339	(2.8)
Workforce rebalancing charges	408	22	nm
Retirement-related costs	351	148	136.9
Amortization of acquired intangible assets	83	71	16.8
Stock-based compensation	133	116	14.8
Bad debt expense	16	4	nm
Total consolidated selling, general and administrative expense	$5,908	$5,662	4.3%
Non-operating adjustments:
Amortization of acquired intangibles assets	(83)	(71)	16.8
Acquisition-related charges	(5)	(4)	23.8
Non-operating retirement-related (costs)/income	(196)	(0)	nm
Operating (non-GAAP) selling, general and administrative expense	$5,625	$5,587	0.7%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$14,453	$15,013	(3.7)%
Advertising and promotional expense	989	1,028	(3.8)
Workforce rebalancing charges	789	423	86.6
Retirement-related costs	760	466	63.1
Amortization of acquired intangible assets	241	217	11.2
Stock-based compensation	370	372	(0.7)
Bad debt expense	29	(1)	nm
Total consolidated selling, general and administrative expense	$17,632	$17,518	0.6%
Non-operating adjustments:
Amortization of acquired intangibles assets	(241)	(217)	11.2
Acquisition-related charges	(17)	(9)	80.3
Non-operating retirement-related (costs)/income	(265)	(16)	nm
Operating (non-GAAP) selling, general and administrative expense	$17,108	$17,276	(1.0)%

nm — not meaningful

Total Selling, general and administrative (SG&A) expense increased 4.3 percent (9 percent adjusted for currency) in the third quarter of 2012 versus the third quarter of 2011. The increase was primarily driven by higher base expense (6 points), due to the increase in workforce rebalancing charges, and acquisition-related spending (3 points), partially offset by the effects of currency (4 points). Operating (non-GAAP) SG&A expense increased 0.7 percent (5 percent adjusted for currency) primarily driven by higher base spending (3 points) and acquisition-related spending (2 points), partially offset by the effects of currency (4 points). The increase in workforce rebalancing charges was due to actions primarily focused on the company’s non-U.S. operations. The increase in retirement-related costs was driven by the charge related to the ruling regarding one of IBM UK’s defined benefit plans. As a result of the ruling, the company recorded an additional retirement-related obligation of $162 million in the third quarter of 2012. This charge is not reflected in operating (non-GAAP) SG&A expense. See Note 12, “Contingencies,” on pages 36 and 37 and Note 14, “Subsequent Events,” on page 38 for additional information.

Total SG&A expense increased 0.6 percent (4 percent adjusted for currency) in the first nine months of 2012 versus the first nine months of 2011. The increase was driven by higher acquisition-related spending (2 points) and base spending (2 points), partially offset by currency impacts (3 points). Operating (non-GAAP) SG&A expense decreased 1.0 percent (up 2 percent adjusted for currency) primarily driven by the same factors. Bad debt expense increased $30 million for the first nine months of 2012 versus the first nine months of 2011. The accounts receivable provision coverage is 1.6 percent at September 30, 2012, an increase of 10 basis points from year-end 2011.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$159	$253	(37.0)%
(Gains)/losses on derivative instruments	(251)	(107)	135.5
Interest income	(22)	(39)	(44.9)
Net (gains)/losses from securities and investment assets	(30)	5	nm
Other	(463)	16	nm
Total consolidated other (income) and expense	$(606)	$128	nm %
Non-operating adjustment:
Acquisition-related charges	(5)	(18)	(71.9)
Operating (non-GAAP) other (income) and expense	$(611)	$111	nm %

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(18)	$505	(103.6)%
(Gains)/losses on derivative instruments	(156)	(141)	10.5
Interest income	(83)	(105)	(20.3)
Net (gains)/losses from securities and investment assets	(48)	(222)	(78.3)
Other	(491)	(14)	nm
Total consolidated other (income) and expense	$(796)	$23	nm %
Non-operating adjustment:
Acquisition-related charges	(7)	(23)	(70.8)
Operating (non-GAAP) other (income) and expense	$(803)	$1	nm %

nm — not meaningful

Other (income) and expense was income of $606 million and expense of $128 million in the third quarter of 2012 and 2011, respectively. The increase in income of $735 million in the third quarter of 2012 was primarily driven by the gain associated with the divestiture of the RSS business ($447 million) reflected in Other in the tables above and on page 58, increased gains on derivative instruments ($144 million) and lower losses from foreign currency transactions ($94 million) due to foreign currency rate volatility year to year. See the caption, “Divestitures,” on page 33 for additional information regarding the RSS divestiture.

Other (income) and expense was income of $796 million and expense of $23 million in the first nine months of 2012 and 2011, respectively. The increase in income of $820 million in the first nine months of 2012 was primarily driven by higher gains from foreign currency transactions ($523 million) due to foreign currency rate volatility year to year and the gain associated with the divested RSS business ($447 million). This increase in income was partially offset by lower gains from securities and investment asset sales ($174 million). In the first quarter of 2011, the company had investment gains of over $200 million, primarily from the sale of Lenovo shares.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Total consolidated research, development and engineering	$1,534	$1,546	(0.8)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	5	22	(78.2)
Operating (non-GAAP) research, development and engineering	$1,539	$1,568	(1.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Total consolidated research, development and engineering	$4,722	$4,703	0.4%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	14	65	(77.8)
Operating (non-GAAP) research, development and engineering	$4,736	$4,768	(0.7)%

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense decreased 0.8 percent in the third quarter of 2012 versus the third quarter of 2011 primarily driven by: currency impacts (3 points) and lower base expense (2 points), partially offset by higher expense due to acquisitions (4 points). Operating (non-GAAP) RD&E expense decreased 1.9 percent in the third quarter of 2012 compared to the prior year, primarily driven by: currency impacts (3 points) and lower base expense (3 points), partially offset by higher expense due to acquisitions (4 points).

RD&E expense increased 0.4 percent for the first nine months of 2012 versus the same period of 2011 primarily driven by: acquisitions (3 points), partially offset by currency impacts (2 points) and lower base expense (1 point).  Operating (non-GAAP) RD&E expense decreased 0.7 percent in the first nine months of 2012 compared to the prior year primarily driven by: currency impacts (2 points) and base expense (2 points), partially offset by acquisitions (3 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$107	$101	6.0%
Licensing/royalty-based fees	71	50	43.9
Custom development income	124	148	(15.9)
Total	$303	$298	1.4%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$283	$251	13.0%
Licensing/royalty-based fees	191	163	17.3
Custom development income	373	441	(15.5)
Total	$847	$855	(0.9)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter and first nine months of 2012 and 2011.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Interest expense	$124	$107	15.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Interest expense	$350	$298	17.7%

The increase in interest expense for the third quarter and first nine months of 2012 versus the same periods of 2011 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 74 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2012 was $259 million and $760 million, respectively, an increase of $9 million and $40 million, respectively, year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2012	2011	Change
Retirement-related plans — cost:
Service cost	$120	$139	(13.8)%
Amortization of prior service cost/(credits)	(37)	(40)	6.3
Cost of defined contribution plans	357	374	(4.4)
Total operating costs	$440	$473	(7.0)%
Interest cost	$1,053	$1,157	(8.9)%
Expected return on plan assets	(1,583)	(1,654)	4.3
Recognized actuarial losses	600	448	33.8
Plan amendments/curtailments/settlements	0	0	nm
Multi-employer plan/other costs	188	21	nm
Total non-operating costs/(income)	$258	$(29)	nm %
Total retirement-related plans — cost	$698	$444	57.0%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2012	2011	Change
Retirement-related plans — cost:
Service cost	$367	$418	(12.2)%
Amortization of prior service cost/(credits)	(112)	(117)	(4.7)
Cost of defined contribution plans	1,152	1,156	(0.3)
Total operating costs	$1,407	$1,456	(3.4)%
Interest cost	$3,177	$3,461	(8.2)%
Expected return on plan assets	(4,763)	(4,945)	(3.7)
Recognized actuarial losses	1,805	1,351	33.6
Plan amendments/curtailments/settlements	1	1	0
Multi-employer plan/other costs	234	95	147.4
Total non-operating costs/(income)	$454	$(37)	nm %
Total retirement-related plans — cost	$1,862	$1,419	31.2%

nm — not meaningful

In the third quarter, total retirement-related plans cost increased by $253 million compared to the third quarter of 2011, primarily driven by the charge related to the UK pension litigation ($162 million), an increase in recognized actuarial losses ($151 million) and lower expected return on plan assets ($71 million), partially offset by lower interest cost ($103 million). Total cost for the first nine months of 2012 increased $443 million versus the first nine months of 2011, primarily driven by an increase in recognized actuarial losses ($454 million), lower expected return on plan assets ($182 million) and the charge related to the UK pension litigation ($162 million), partially offset by lower interest cost ($284 million). See Note 12, “Contingencies,” on pages 36 and 37 and Note 14, “Subsequent Events,” on page 38 for additional information regarding the litigation-related charges.

As discussed in the “Snapshot” on pages 39 and 40, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter were $440 million, a decrease of $33 million compared to the third quarter of 2011, primarily driven by lower service cost ($19 million) and lower defined contribution plan costs ($17 million). Non-operating costs of $258 million increased $287 million in the third quarter compared to the prior year driven primarily by the UK pension litigation charge ($162 million), an increase in recognized actuarial losses ($151 million) and lower expected return on plan assets ($71 million), partially offset by lower interest cost ($103 million). For the first nine months of 2012, operating retirement-related costs were $1,407 million, a decrease of $49 million compared to the first nine months of 2011. This decrease was driven by lower service cost of $51 million. Non-operating costs of $454 million increased $491 million in the first nine months compared to the prior year driven primarily by an increase in recognized actuarial losses ($454 million), lower expected return on plan assets ($182 million) and the UK pension litigation charge ($162 million), partially offset by lower interest cost ($284 million).

See Note 8, “Retirement-Related Benefits,” on pages 30 and 31for additional plan cost detail.

Taxes

The effective tax rate for the third quarter of 2012 was 24.6 percent compared to an effective tax rate of 23.6 percent for the third quarter of 2011. The effective tax rates for the first nine months of 2012 and 2011 were 23.5 percent and 24.5 percent, respectively. The operating (non-GAAP) tax rate for the third quarter of 2012 was 24.7 percent compared to 23.6 percent for the third quarter of 2011. The operating (non-GAAP) tax rate for the first nine months of 2012 was 23.7 percent compared to 24.5 percent for the first nine months of 2011. The increase in the third quarter tax rate was primarily driven by the tax impact of the RSS divestiture gain. The decline in the rate for the nine month period was primarily due to discrete period tax events in the first quarter of 2012 driven by a one-time benefit associated with a tax restructuring in Latin America, partially offset by the tax impact of the RSS divestiture gain in the third quarter of 2012.

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

The amount of unrecognized tax benefits at December 31, 2011 increased $118 million in the third quarter and $156 million in the first nine months of 2012 to $5,731 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $5,230 million at September 30, 2012.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,541 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability.  In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. A court hearing was held in October 2012 to determine the subsequent hearings schedule.

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2012	2011	Change
Earnings per share of common stock:
Assuming dilution	$3.33	$3.19	4.4%
Basic	$3.36	$3.23	4.0%
Diluted operating (non-GAAP)	$3.62	$3.28	10.4%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,149.3	1,204.9	(4.6)%
Basic	1,137.2	1,188.6	(4.3)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2012	2011	Change
Earnings per share of common stock:
Assuming dilution	$9.27	$8.48	9.3%
Basic	$9.38	$8.60	9.1%
Diluted operating (non-GAAP)	$9.90	$8.77	12.9%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,161.8	1,222.1	(4.9)%
Basic	1,148.4	1,205.2	(4.7)%

Actual shares outstanding at September 30, 2012 were 1,129.9 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2012 was 55.6 and 60.3 million lower, respectively, than the same periods in 2011, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At September 30, 2012, the company’s balance sheet and liquidity positions remain strong to support the business over the long term. Cash and marketable securities at quarter end were $12,254 million. At September 30, 2012, a significant portion of the investment portfolio was invested in U.S. and Canadian sovereign instruments, with no holdings of European sovereign debt securities. Total debt of $33,668 million increased $2,348 million from prior year-end levels driven by new debt issuances, partially offset by a decline of $2,300 million in commercial paper and maturities of $4,991million. The company continues to have substantial flexibility to sources of liquidity through the capital markets. During the first nine months of the year, the company issued $6,025 million of long-term bonds in the capital markets at a weighted-average interest rate of approximately 1.49 percent. In the first nine months, the company generated $13,240 million in cash from operations, an increase of $490 million compared to the first nine months of 2012 (see cash flow analysis on page 64). The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

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

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Current assets	$48,141	$50,928
Current liabilities	39,499	42,123
Working capital	$8,642	$8,805

Current ratio	1.22	1.21

Working capital decreased $163 million from the year-end 2011 position. The key changes are described below:

Current assets decreased $2,788 million ($2,640 million adjusted for currency), due to:

•                  A decline of $2,798 million ($2,876 million adjusted for currency) in current accounts receivable, driven by declines in notes and short-term financing receivables ($3,383 million), primarily due to collections of higher year-end balances; partially offset by an increase of $585 million ($582 million adjusted for currency) in other accounts receivable, primarily driven by the RSS divestiture.

Current liabilities decreased $2,624 million ($2,751 million adjusted for currency), as a result of:

•                  A decrease of $1,166 million in taxes payable primarily due to tax payments in the U.S. and Japan;

•                  A decrease in accounts payable of $1,431 million reflecting declines from typically higher year-end balances;

•                  A decrease in deferred income of $967 million; partially offset by

•                  An increase in short-term debt of $872 million.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2012	2011
Net cash provided by/(used in):
Operating activities	$13,240	$12,750
Investing activities	(4,912)	(891)
Financing activities	(8,185)	(10,886)
Effect of exchange rate changes on cash and cash equivalents	(156)	(330)
Net change in cash and cash equivalents	$(13)	$643

Net cash from operating activities increased by $490 million as compared to the first nine months of 2011 driven by the following factors:

•                  Improved net income of $406 million;

•                  A decrease in retirement-related contributions of $164 million; and

•                  A decrease in taxes paid of $731 million; partially offset by

•                  A decrease in cash provided by financing receivables of $865 million.

Net cash used in investing activities increased $4,021 million driven by:

•                  A net increase of $1,461 million in cash used for acquisitions/divestitures; and

•                  A decrease in cash of $2,419 million from net sales of marketable securities and other investments.

Net cash used in financing activities decreased $2,701 million as compared to the first nine months of 2011 driven by the following factors:

•                  Increased cash from net debt activity of $1,279 million; and

•                  A net decrease of $1,645 million of cash used for common stock transactions; partially offset by

•                  An increase of $223 million in cash dividends paid.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Noncurrent assets	$67,637	$65,505
Long-term debt	24,333	22,857
Noncurrent liabilities (excluding debt)	30,279	31,217

The increase in noncurrent assets of $2,133 million (an increase of $2,005 million adjusted for currency) was driven by:

•                  An increase of $2,229 million ($2,006 million adjusted for currency) in goodwill and intangible assets driven by acquisitions, and

•                  An increase of $581 million in prepaid pension assets ($616 million adjusted for currency) primarily driven by returns on plan assets in excess of interest costs; partially offset by

•                  A decrease of $948 million in deferred taxes ($953 million adjusted for currency) primarily driven by retirement related activity.

Long-term debt increased by $1,476 million primarily driven by new debt issuances of $6,373 million, partially offset by reclasses to short-term debt.

Other noncurrent liabilities, excluding debt, decreased $938 million ($905 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $1,692 million ($1,645 million adjusted for currency) primarily driven by contributions to non-U.S. plans and returns on plan assets; partially offset by

•                  An increase of $339 million ($331 million adjusted for currency) in other noncurrent liabilities primarily due to an increase in tax related liabilities.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Total company debt	$33,668	$31,320
Total Global Financing segment debt	$23,318	$23,332
Debt to support external clients	20,246	20,051
Debt to support internal clients	3,073	3,281

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

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 36.0 percent at September 30, 2012 compared to 32.0 percent at December 31, 2011. The increase was primarily driven by an increase in non-Global Financing debt of $2,362 million partially offset by an increase in non-Global Financing equity of $1,386 million from the December 31, 2011 balances.

Consolidated debt-to-capitalization ratio at September 30, 2012 was 60.8 percent versus 60.7 percent at December 31, 2011.

Debt Exchange

In the second quarter of 2012, the company completed an exchange of approximately $6 million of principal of its 7.125 percent debentures due 2096, $104 million principal of its 8.000 percent notes due in 2038 and $800 million of principal of its 5.600 percent senior notes due in 2039 for approximately $1,107 million of 4.000 percent senior notes due in 2042 and cash of approximately $121 million.  The exchange was completed to retire high coupon debt in the current favorable interest rate environment.

The debt exchange was accounted for as a non revolving debt modification in accordance with accounting guidance, and therefore it did not result in any gain or loss recorded in the Consolidated Statement of Earnings.  Cash payments will be amortized over the life of the new debt. Administrative fees with third parties in relation to the exchange were expensed as incurred.

Equity

Total equity increased by $1,431 million from December 31, 2011 as a result of an increase in retained earnings of $7,916 million, an increase of $1,473 million in common stock and lower accumulated other comprehensive income/(loss) ($1,165 million) primarily driven by retirement-related benefit plans ($1,132 million), partially offset by an increase in treasury stock of $9,152 million related to common stock repurchases in the first nine months of 2012.

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

Looking forward, the company expects continued opportunity in the growth markets and in the higher value solutions, including business analytics, Smarter Planet and cloud computing, where the company believes its enterprise clients will continue to focus. The company is confident in its ability to continue to leverage its business model to expand margin, grow profit, generate cash and return value to shareholders. In January 2012, the company disclosed that it was expecting GAAP earnings of at least $14.16 and operating (non-GAAP) earnings of at least $14.85 per diluted share for the full year 2012.  In April 2012, the company increased its expectation for GAAP earnings per diluted share to at least $14.27 and its expectation for operating (non-GAAP) earnings per diluted share to at least $15.00 for the full year. In July 2012, the company again increased its expectation for GAAP earnings per diluted share to at least $14.40 and its expectation for operating (non-GAAP) earnings per share to at least $15.10 for the full year. In October 2012, the company adjusted its full year expectation for GAAP earnings per diluted share to at least $14.29 per share to reflect the impact of the UK pension charge, while reiterating its operating (non-GAAP) earnings per share expectation of at least $15.10 for the full year.  The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.47 per share and non-operating retirement-related costs of $0.34 per share. These expectations result in an increase year to year of 9 percent in GAAP earnings per share and an increase of 12 percent year to year in operating (non-GAAP) earnings per share.

In the first nine months of 2012, the Global Services business increased pre-tax income by 8.5 percent, expanded pre-tax margin by 1.6 points and increased backlog, adjusted for currency, versus the prior year. Looking forward to the fourth quarter, the company expects the Global Services business to deliver revenue growth at constant currency consistent with the third quarter growth rate. The Software business delivered strong performance in the first nine months capitalizing on the momentum and a strong set of opportunities it had coming off an excellent performance in 2011. Performance in the third quarter was impacted by a number of transactions, particularly in the growth markets, which did not close in the period. In the fourth quarter, the company expects the Software business to deliver revenue growth at constant currency in the mid single-digits with double digit pre-tax income growth. As expected, the Systems and Technology business faced a tough comparison in the first nine months of 2012 driven primarily by the System z and Power Systems product cycle performance in the first nine months of 2011. Looking forward to the fourth quarter, the company has significantly enhanced its systems portfolio with the new zEnterprise EC12 mainframe, new Power Systems products based on the new POWER7+ architecture and new Storage Systems products including the high end DS8870.  The company expects System z to generate revenue growth in the fourth quarter of 20 to 30 percent, with the Systems and Technology business in total to deliver revenue growth at constant currency in the mid single-digits, excluding the impact of the divested RSS business. The RSS divestiture impacts the hardware business by approximately four points and the company’s consolidated revenues by approximately one point.

The company’s earnings expectation for 2012 is consistent with its business model: revenue growth, margin expansion driven by a mix to software and continued productivity and prudent use of cash to drive investments, acquisitions and share repurchase. The company will continue to improve its portfolio through acquisitions and divestitures and will continue to invest in market opportunities and drive productivity. The company expects to complete the next phase of the sale of its RSS business and close the acquisition of Kenexa Corporation late in the fourth quarter.

The company’s effective tax rate in the first nine months was 23.5 percent, a decrease of 1.0 points compared to the first nine months of 2011. The company expects its full year 2012 effective tax rate on an as reported and operating (non-GAAP) basis to be in the range of 24 percent; excluding discrete items, the effective tax rate on an as reported and operating (non-GAAP) basis is expected to be in the range of 24.5 percent.

The company expects 2012 pre-tax retirement-related plan cost to be approximately $2.4 billion, an increase of approximately $0.6 billion compared to 2011. This estimate reflects current pension plan assumptions at December 31, 2011 and the UK pension litigation-related charge recorded in the third quarter. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.9 billion, approximately flat versus 2011. Non-operating retirement-related plan cost is expected to be approximately $0.5 billion versus income of $0.1 billion in 2011.

The economy could impact the credit quality of the company’s receivables, and therefore the allowance for credit losses. The company will continue to apply its rigorous credit policies and analysis, and will also continue to monitor the current economic environment, particularly in Europe. At September 30, 2012, total receivables in Portugal, Italy, Ireland, Greece and Spain were approximately $2.3 billion, net of allowances, and represented approximately 6 percent of total net trade and financing accounts receivables.  The company will continue to monitor potential exposures in these countries in conjunction with the application of its credit policies.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At September 30, 2012, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2011. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2011 Annual Report in Note D, “Financial Instruments,” on pages 96 to 100.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period.  References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Based on the currency rate movements in the first nine months of 2012, total revenue decreased 2.9 percent as reported and decreased 0.1 percent at constant currency versus the first nine months of 2011. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $55 million in the first nine months of 2012. The same mathematical exercise resulted in an increase of approximately $520 million in the first nine months of 2011. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive dynamics in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout 2011 and the first nine months of 2012. Future gains or losses from devaluation of the SITME rate are not expected to have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2010 and 2011 revenue, respectively).

Liquidity and Capital Resources

In the company’s 2011 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2012, those amounts are $13.2 billion for net cash from operating activities, $12.3 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. The term of the 5 year global credit facility has been extended by one year, and now expires on November 10, 2017. See the 2011 Annual Report on page 108 for additional information.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2012 appear in the table below. The Standard and Poor’s ratings reflect an upgrade on May 30, 2012. The other agency ratings remain unchanged from December 31, 2011. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments there under in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2012, the fair value of those instruments that were in a liability position was $399 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The table appearing on page 57 of the company’s 2011 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 64. The following is management’s view of cash flows for the first nine months of 2012 and 2011 prepared in a manner consistent with the table and description on pages 56 and 57 of the company’s 2011 Annual Report:

(Dollars in millions)
For the nine months ended September 30:	2012	2011
Net cash from operating activities per GAAP:	$13,240	$12,750
Less: the change in Global Financing receivables	1,245	2,110
Net cash from operating activities, excluding Global Financing receivables	11,995	10,640
Capital expenditures, net	(3,326)	(3,000)
Free cash flow	8,670	7,640
Acquisitions	(2,266)	(223)
Divestitures	587	4
Share repurchase	(8,988)	(11,465)
Dividends	(2,816)	(2,593)
Non-Global Financing debt	2,284	1,093
Other (includes Global Financing receivables and Global Financing debt)	2,861	5,196
Change in cash, cash equivalents and short-term marketable securities	$331	$(348)

Free cash flow for the first nine months of 2012 increased $1,030 million versus the first nine months of 2011. The increase was driven by net income and reductions in taxes paid. Also, in the first nine months of 2012, $11,804 million was returned to shareholders through share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2011 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 35 to 37 of this Form 10-Q. The company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $700 million in 2012. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
External revenue	$472	$520	$1,478	$1,555
Internal revenue	491	480	1,492	1,524
Total revenue	963	999	2,970	3,078
Cost	322	362	980	1,081
Gross profit	$642	$637	$1,990	$1,997
Gross profit margin	66.6%	63.8%	67.0%	64.9%
Pre-tax income	$476	$481	$1,516	$1,497
After-tax income*	$319	$321	$1,016	$996
Return on equity*	39.3%	39.2%	41.3%	40.3%

* See page 74 for the details of the after-tax income and the return on equity calculation.

The decrease in revenue in the third quarter, as compared to the same period in 2011, was due to:

•                  A decline in external revenue of 9.2 percent (down 5 percent adjusted for currency), due to decreases in financing revenue (down 10.8 percent to $358 million) and in used equipment sales (down 3.8 percent to $113 million); partially offset by

•                  Growth in internal revenue of 2.5 percent, due to an increase in used equipment sales (up 10.1 percent to $374 million), partially offset by a decrease in financing revenue (down 16.1 percent to $117 million).

The decrease in revenue in the first nine months, as compared to the same period in 2011, was due to:

•                  A decline in external revenue of 4.9 percent (down 1 percent adjusted for currency), due to a decrease in financing revenue (down 8.6 percent to $1,109 million), partially offset by an increase in used equipment sales (up 8.5 percent to $368 million); and

•                  A decline in internal revenue of 2.1 percent, due to a decrease in financing revenue (down 11.2 percent to $378 million), partially offset by an increase in used equipment sales (up 1.4 percent to $1,114 million).

The decreases in external financing revenue in the third quarter and first nine months of 2012, compared to the same periods in 2011, were due to lower asset yields. The decreases in internal financing revenue in the third quarter and the first nine months of 2012, compared to the same periods in 2011, were due to decreases in average asset balances and lower asset yields.

Global Financing gross profit increased 0.7 percent in the third quarter of 2012 compared to the same period in 2011 due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit.  Gross profit decreased 0.3 percent in the first nine months of 2012 compared to the prior year due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit.  Gross margin increased 2.8 points in the third quarter of 2012 compared to the same period in 2011, and gross margin increased 2.1 points in the first nine months of 2012 compared to the prior year. The increases in both periods were due to margin improvement in both used equipment sales and financing, partially offset by a shift in mix toward lower margin used equipment sales.

Global Financing pre-tax income decreased 1.2 percent to $476 million in the third quarter of 2012 versus the same period in 2011. The decrease was primarily driven by higher financing receivables provisions ($22 million) and other expenses ($6 million), partially offset by a decrease in selling, general and administrative expenses ($17 million) and an increase in gross profit ($4 million).  The increase in financing receivables provisions was primarily driven by higher specific reserve requirements in the current year. Pre-tax income increased 1.3 percent to $1,516 million in the first nine months of

2012 versus the same period in 2011. The increase was driven by higher financing receivables provisions ($33 million), a decrease in gross profit ($7 million), and an increase in other expenses ($2 million), partially offset by a decrease in selling, general and administrative expenses ($61 million).  The increase in financing receivables provisions was primarily due to lower reserve requirements in the prior year.

Return on equity was essentially flat in the third quarter of 2012 compared to the prior year. The increase in return on equity for the first nine months of 2012 compared to the prior year was primarily driven by higher after-tax income.

Financial Condition

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$1,367	$1,308
Net investment in sales-type and direct financing leases	9,012	9,209
Equipment under operating leases:
External clients (a)	1,390	1,567
Internal clients (b) (c)	92	219
Client loans	11,313	11,363
Total client financing assets	21,807	22,358
Commercial financing receivables	5,423	7,130
Intercompany financing receivables (b) (c)	4,057	4,586
Other receivables	338	334
Other assets	652	712
Total assets	$33,644	$36,427
Intercompany payables (b)	$3,230	$6,213
Debt (d)	23,318	23,332
Other liabilities	3,802	3,633
Total liabilities	30,351	33,178
Total equity	3,294	3,249
Total liabilities and equity	$33,644	$36,427

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

At September 30, 2012, substantially all financing assets are IT related assets, and approximately 60 percent of the external portfolio is with investment grade clients with no direct exposure to consumers or mortgage assets.

Originations

The following are total external and internal financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Client financing	$3,013	$2,870	$9,809	$9,304
Commercial financing	8,413	8,285	25,507	24,336
Total	$11,426	$11,156	$35,316	$33,641

Cash collections of both commercial and client financing assets exceeded new financing originations, which resulted in a net decline in financing assets in the third quarter of 2012 from June 30, 2012.  Cash collections of both commercial and client financing assets also exceeded new financing originations in the first nine months of 2012, which resulted in a net decline in financing assets from December 31, 2011. The increase in originations in both periods in the table above was due to improving volumes in client and commercial financing.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At September 30,	At December 31,
(Dollars in millions)	2012	2011
Gross financing receivables	$25,436	$27,366
Specific allowance for credit losses	228	226
Unallocated allowance for credit losses	115	124
Total allowance for credit losses	343	350
Net financing receivables	$25,093	$27,016
Allowance for credit losses coverage	1.3%	1.3%

Roll Forward of  Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2012	Used*	(Reductions)	Other**	September 30, 2012
$350	$(13)	$8	$(2)	$343

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved remained at 1.3 percent for periods ending December 31, 2011 and September 30, 2012.  Specific reserves increased 1 percent from $226 million at December 31, 2011 to $228 million at September 30, 2012.  Unallocated reserves decreased 8 percent from $124 million at December 31, 2011 to $115 million at September 30, 2012 primarily due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $18 million for the three months ended September 30, 2012, compared to a decrease of $3 million for the same period in 2011.  The year-to-year increase in bad debt expense was primarily attributed to higher specific reserve requirements in the current year.  Global Financing’s bad debt expense was an increase of $8 million for the first nine months ended September 30, 2012, compared to a decrease of $25 million for the same period in 2011. The year-to-year increase was primarily attributed to lower reserve requirements in the prior year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 50.6 percent and 49.9 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2012, and 45.8 percent and 46.8 percent in the third quarter and first nine months, respectively, of 2011.  The gross profit margins on these sales were 54.8 percent and 52.0 percent in the third quarter of 2012 and 2011, respectively. The increase was driven by a shift in mix toward higher margin internal sales and an increase in the external sales margin.  The gross profit margins were 56.0 percent and 54.4 percent for the first nine months of 2012 and 2011, respectively.  The increase was driven by margin increases in both external and internal sales, partially offset by a shift in mix toward lower margin external sales.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2012 and September 30, 2012. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2012 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products.  These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $175 million and $125 million for the financing transactions originated during the quarters ended September 30, 2012 and September 30, 2011, respectively, and $461 million and $561 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $42 million and $9 million for the financing transactions originated during the quarters ended September 30, 2012 and September 30, 2011, respectively, and $137 million and $9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The associated aggregate guaranteed future values at the scheduled end of lease were $18 million and $9 million for the financing transactions originated during the quarters ended September 30, 2012 and September 30, 2011, respectively, and $38 million and $28 million for the financing transactions originated during the nine months ended September 30, 2012 and September 30, 2011, respectively. The cost of guarantees was $1.8 million and $0.9 million for the quarters ended September 30, 2012 and September 30, 2011, respectively and $3.8 million and $2.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	September 30, 2012 Balance
	January 1,	September 30,				2015 and
(Dollars in millions)	2012	2012	2012	2013	2014	Beyond
Sales-type and direct financing leases	$745	$716	$43	$167	$252	$255
Operating leases	296	287	56	92	90	49
Total unguaranteed residual value	$1,041	$1,003	$99	$259	$342	$304
Related original amount financed	$18,635	$18,105
Percentage	5.6%	5.5%

Debt

	At September 30,		At December 31,
	2012		2011
Debt-to-equity ratio	7.1	x	7.2	x

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on pages 70 and 71 and in Segment Information on pages 25 through 27.

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

(Dollars in millions)	At September 30, 2012		At December 31, 2011
Global Financing Segment		$23,318		$23,332
Debt to support external clients	$20,246		$20,051
Debt to support internal clients	3,073		3,281
Non-Global Financing Segments		10,349		7,987
Debt supporting operations	13,422		11,269
Intercompany activity	(3,073)		(3,281)
Total company debt		$33,668		$31,320

Liquidity and Capital Resources

As a segment of the company, Global Financing is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Numerator :
Global Financing after-tax income*	$319	$321	$1,016	$996
Annualized after-tax income (A)	$1,277	$1,284	$1,355	$1,328
Denominator :
Average Global Financing equity (B)**	$3,253	$3,276	$3,279	$3,295
Global Financing return on equity(A)/(B)	39.3%	39.2%	41.3%	40.3%

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$11,732	$95		$67		$11,894
Gross profit margin	47.4%	0.4	pts.	0.3	pts.	48.1%
S,G&A	$5,908	$(88)		$(196)		$5,625
R,D&E	1,534	0		5		1,539
Other (income) and expense	(606)	(5)		0		(611)
Total expense and other (income)	6,657	(92)		(191)		6,374
Pre-tax income	5,074	188		258		5,520
Pre-tax income margin	20.5%	0.8	pts.	1.0	pts.	22.3%
Provision for income taxes*	$1,251	$47		$67		$1,364
Effective tax rate	24.6%	0.0	pts.	0.1	pts.	24.7%
Net income	$3,824	$141		$191		$4,155
Net income margin	15.5%	0.6	pts.	0.8	pts.	16.8%
Diluted earnings per share	$3.33	$0.12		$0.17		$3.62

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2011	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,173	$87		$(7)		$12,253
Gross profit margin	46.5%	0.3	pts.	0.0	pts.	46.8%
S,G&A	$5,662	$(75)		$(0)		$5,587
R,D&E	1,546	0		22		1,568
Other (income) and expense	128	(18)		0		111
Total expense and other (income)	7,146	(92)		21		7,075
Pre-tax income	5,027	180		(29)		5,178
Pre-tax income margin	19.2%	0.7	pts.	(0.1	)pts.	19.8%
Provision for income taxes*	$1,188	$47		$(11)		$1,224
Effective tax rate	23.6%	0.1	pts.	(0.1	)pts.	23.6%
Net income	$3,839	$133		$(17)		$3,954
Net income margin	14.7%	0.5	pts.	(0.1	)pts.	15.1%
Diluted earnings per share	$3.19	$0.11		$(0.01)		$3.28

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$35,131	$276		$204		$35,611
Gross profit margin	46.7%	0.4	pts.	0.3	pts.	47.4%
S,G&A	$17,632	$(258)		$(265)		$17,108
R,D&E	4,722	0		14		4,736
Other (income) and expense	(796)	(7)		0		(803)
Total expense and other (income)	21,060	(265)		(251)		20,545
Pre-tax income	14,071	541		454		15,067
Pre-tax income margin	18.7%	0.7	pts.	0.6	pts.	20.0%
Provision for income taxes*	$3,300	$143		$127		$3,569
Effective tax rate	23.5%	0.1	pts.	0.1	pts.	23.7%
Net income	$10,771	$399		$328		$11,498
Net income margin	14.3%	0.5	pts.	0.4	pts.	15.3%
Diluted earnings per share	$9.27	$0.34		$0.28		$9.90

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2011	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$35,416	$259		$12		$35,687
Gross profit margin	45.7%	0.3	pts.	0.0	pts.	46.1%
S,G&A	$17,518	$(226)		$(16)		$17,276
R,D&E	4,703	0		65		4,768
Other (income) and expense	23	(23)		0		1
Total expense and other (income)	21,687	(249)		49		21,487
Pre-tax income	13,729	508		(37)		14,200
Pre-tax income margin	17.7%	0.7	pts.	(0.0	)pts.	18.3%
Provision for income taxes*	$3,364	$132		$(17)		$3,479
Effective tax rate	24.5%	0.1	pts.	(0.1	)pts.	24.5%
Net income	$10,365	$376		$(20)		$10,721
Net income margin	13.4%	0.5	pts.	0.0	pts.	13.8%
Diluted earnings per share	$8.48	$0.31		$(0.02)		$8.77

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 12, “Contingencies,” on pages 35 to 37 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2012.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

July 1, 2012 — July 31, 2012	5,248,200	$190.74	5,248,200	$8,652,255,331

August 1, 2012 — August 31, 2012	5,071,805	$197.75	5,071,805	$7,649,327,761

September 1, 2012 — September 30, 2012	4,888,711	$203.68	4,888,711	$6,653,594,746

Total	15,208,716	$197.23	15,208,716

* On each of October 25, 2011 and April 24, 2012, the Board of Directors authorized $7.0 billion in funds for use in the company’s common stock repurchase program. The October 25, 2011 authorization was fully utilized in September 2012. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

3.2	The By-laws of IBM as amended through October 1, 2012.

10.1	Letter dated September 25, 2012, signed by Samuel J. Palmisano and IBM, was included as Exhibit 99.2 to the Form 8-K filed September 25, 2012, and is hereby incorporated by reference.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine month periods ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Financial Position at September 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 30, 2012
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller