Form 10-K
period 2012-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2013-02-26
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2012

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 8, 2013	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,114,509,771	New York Stock Exchange
Chicago Stock Exchange
6.625% Notes due 2014		New York Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
7.50% Debentures due 2013		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $223.4 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2012 into Parts I, II and IV of Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013 are incorporated by reference into Part III of Form 10-K.

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

STRATEGY

        Despite the volatility of the information technology (IT) industry over the past decade, IBM has consistently delivered strong performance, with a steady track record of sustained earnings per share growth and cash generation. The company has shifted its business mix, exiting certain segments while increasing its presence in higher-value areas such as services, software and integrated solutions. As part of this shift, the company has acquired more than 140 companies since 2000, complementing and scaling its portfolio of products and offerings.

        IBM's strategy of delivering high value solutions to enterprise clients has yielded consistent business results. Working with enterprise clients across the full spectrum of their business and technical opportunities, IBM delivers leadership innovation in technology, high value solutions and insights that improve client and industry outcomes. A highly engaged, global workforce with deep technical and business skills, teamed with an unmatched ecosystem of partners provides a world-class client experience.

        These priorities reflect a broad shift in client spending toward innovation and efficiency, as companies seek higher levels of business value from their IT investments. IBM has been able to deliver this enhanced client value thanks to its industry expertise, understanding of clients' businesses, sustained investment in core and applied research and development (R&D), global reach and the breadth and depth of the company's capabilities.

        New types of solutions, new market opportunities and new decision makers are emerging as clients look to make use of technology to generate innovation and competitive advantage. These opportunities are driven by a new era of computing that is enabled by analytics, cloud computing, Big Data, mobility, social computing and supported by enterprise grade security solutions. The company's strategy is to establish leadership in this new era of smarter computing—computing that is designed for Big Data, built on software-defined environments and open—in order to enhance the value we deliver, create new markets and engage new clients.

        To capture the opportunities arising from these market trends, IBM is focused on four key growth initiatives: Smarter Planet, Growth Markets, Business Analytics and Optimization and Cloud Computing. Each initiative represents a significant growth opportunity with attractive profit margins for IBM.

Smarter Planet

        Smarter Planet is IBM's vision of a technology-enabled world that is more instrumented, interconnected and intelligent than ever before, enabling people and organizations to tackle significant business and societal challenges. At the heart of this vision is the opportunity for meaningful innovation—exploring and extending the boundaries of businesses, industries and communities. It's about helping the company's clients become better at what they do for their clients. IBM's strategy is to accelerate progress toward a "smarter planet" by equipping clients with the advanced, integrated capabilities they need to thrive in this exciting new world that is unfolding before us—capabilities such as analytics for business and physical systems, business process management, social business, mobile computing and cloud computing.

        IBM has continued to deepen its commitment to understanding and delivering on the promise of Smarter Planet for both line of business and IT executives across a broad range of industries. An industry-based approach is central to the strategy, since every industry confronts a distinct set of challenges and opportunities in today's constantly transforming world. Whether "smarter" means helping a hospital group to deliver improved healthcare, a local government to ease traffic congestion, or a retail chain to execute a successful cross-channel campaign, IBM is aggressively developing and investing in a portfolio of industry solutions that helps these clients achieve their goals.

        Three initiatives that drive significant value illustrate IBM's deep commitment to building a smarter planet: Smarter Commerce, Smarter Cities and Social Business. IBM's Smarter Commerce model integrates and transforms how companies manage and adapt their buy, market, sell and service processes, placing the customer squarely at the center of their business. IBM's Smarter Cities initiative enables federal, state and local governments to make smarter decisions, anticipate issues and coordinate resources more effectively, while delivering citizen-centric services that underpin sustainable economic growth. IBM's Social Business initiative helps clients integrate social technologies and practices into their front-end processes to more effectively create and share knowledge to accelerate innovation, improve customer service, and build a smarter workforce. Each of these initiatives is powered by market-leading IBM innovations and software, developed both by IBM and through acquisitions.

Growth Markets

        The company has benefited from its investments over the past several years in the growth markets. The focus now is on geographic expansion of IBM's presence; on selected industries of the highest impact and opportunity; on countries' build-outs of infrastructure aligned with their national agendas; and, on creating markets and new business models to serve the different requirements that exist in these emerging countries. The company's effort in developing new growth markets within the African continent is a good example of this focus. Many of these initiatives are leading-edge, both in technologies and business models, and are delivering both increased revenue and margin expansion.

        In order to support this growth, IBM continues to invest significantly in these markets to expand capacity, to develop talent and to deepen its R&D capabilities on the ground. At the same time, IBM continues to leverage talent across the growth markets under its globally integrated enterprise model to the benefit of both its clients and the company worldwide.

Business Analytics and Optimization

        Business Analytics and Optimization (BAO) is the category of software, systems and services that help organizations take advantage of all the data available to them for better and faster decision making and process optimization. This includes data that is being labeled "Big Data," which is data of extreme volume, data being generated at a high velocity, and newer varieties of data like blogs, tweets, pictures, videos, unstructured text created by the explosion of social media websites and the instrumentation of nearly everything. BAO is core to achieving a smarter planet, helping leaders of this new information-centric and insight-driven world infuse intelligence into their business processes.

        Smarter Analytics is IBM's unique offering for the BAO category. With Smarter Analytics and the company's deep expertise, IBM can help organizations: 1) grow, retain and satisfy customers through deep insight on individual customers and similar segments; 2) increase operational efficiency through, for example, supply chain optimization, predictive maintenance, fraud reduction and optimization of sales incentives and compensation; 3) transform their financial processes such as planning, budgeting, forecasting, financial consolidation, regulatory filing and financial reporting; and 4) better manage risk and regulatory compliance.

        The company's approach to analytics is to ensure clients have complete end-to-end solutions across industries and functional focus areas like finance, sales, marketing, operations and risk. These solutions are designed to help organizations: 1) align around all their data—both traditional and big data—and establish a strong information foundation; 2) apply analytics to their data so they can anticipate and shape business outcomes, identify patterns and gain insights into future performance; 3) enable workers on the front lines who collectively make thousands and even millions of decisions daily with insight that is immediately actionable so they can make the best possible decision—decisions like what claims to fast track in an insurance call center, or what offer is the best for each individual customer who calls a call center; and 4) create a culture that takes action on analytics and that truly transforms.

        IBM is committed to continually innovating across the spectrum of analytic capabilities, systems, research, services, deployment and skills. For example, in 2012, the game changing innovations in Watson were applied to Healthcare and Financial Services, analytic research like the ground-breaking work being done on temporal causal modeling and visualization, and investments in analytic skills and deployment ability in our new Analytics research centers in Columbus, Ohio and Halifax, Nova Scotia.

Cloud Computing

        Cloud is a model for consuming and delivering business and IT services. It can deliver significant economies, enable new levels of speed, flexibility and agility and even serve as a transformative platform for business innovation. From a business perspective, cloud computing is reshaping industry ecosystems, invigorating product innovation and enabling new business models that leverage new sources of competitive differentiation. From an IT perspective, cloud offers improved access to and utilization of information technology through use of highly efficient virtualization and management technology, consumer-style user interfaces and ubiquitous connectivity, including via mobile technologies.

        IBM has already helped thousands of its clients adopt and leverage cloud computing through its broad portfolio of IBM SmartCloud products, solutions and services. Organizations moving beyond initial exploration of cloud computing seek solutions that align with their specific needs. IBM's breadth of cloud capabilities gives it a unique ability to help clients exploit the advantages of cloud. IBM has cloud solutions that span infrastructure, platform, applications and business process services all geared to enable clients to drive significant business value through the rapid adoption and exploitation of new cloud capabilities. IBM's expert consulting, breakthrough technologies and a portfolio of cloud-based services are squarely focused on the requirements of the enterprise.

        The company offers a full array of cloud delivery models, including private clouds, public clouds and a hybrid of both. IBM helps build out private, on-premises cloud-based environments that provide the control, security and isolation that clients require for their most mission-critical workloads. IBM public clouds provide infrastructure, platforms and applications as rapidly provisioned and highly-scalable cloud services on a pay-as-you-go basis. Hybrid clouds provide seamless integration across private and public cloud models, ensuring the interoperability, portability and scalability that clients need to realize the full value of cloud.

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

        The business model is resilient, adapting to the continuously changing market and economic environment. The company continues to divest certain businesses and strengthen its position through strategic organic investments and acquisitions in higher- value segments like business analytics, Smarter Planet and cloud computing. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and expanding participation in the world's fastest growing markets.

        This business model, supported by the company's financial model, has enabled the company to deliver strong earnings, cash flows and returns to shareholders over the long term.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations consists of five business segments: Global Technology Services and Global Business Services, which the company collectively calls Global Services, and Software, Systems and Technology and Global Financing.

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

        Global Technology Services (GTS) primarily provides IT infrastructure and business process services, creating business value for clients through unique technology and IP, integrated services within its global delivery model. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved productivity, flexibility, cost and outcomes.

GTS Capabilities

        Strategic Outsourcing Services: delivers comprehensive IT outsourcing services dedicated to transforming clients' existing infrastructures to consistently deliver improved quality, flexibility, risk management and financial value. The company integrates longstanding expertise in service management and technology with the ability to exploit the power of new technologies from IBM systems and software, such as cloud computing, analytics and virtualization, to deliver high performance, innovation and improved ability to achieve business objectives.

        Global Process Services: delivers a range of offerings consisting of standardized through transformational solutions including processing platforms and business process outsourcing. These services deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Integrated Technology Services: delivers a portfolio of project- based and managed services that enable clients to transform and optimize their IT environments by driving efficiency, flexibility and productivity, while reducing costs. The standardized portfolio is built around key assets and patented software, and incorporates best practices and proven methodologies that ensure predictive quality of delivery, security and compliance.

        Technology Support Services: delivers a complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructures.

        Global Business Services (GBS) has the mission to deliver predictable business outcomes to the company's clients across two primary business areas: Consulting and Application Management Services. These professional services deliver business value and innovation to clients through solutions which leverage industry and business process expertise. The role of GBS is to drive initiatives that integrate IBM content and solutions and drive the progress of the company's four primary growth initiatives.

        As clients transform themselves in response to market trends like Big Data, social and mobile computing, GBS is aligning its expertise and capabilities to address two interdependent categories of opportunity: Front Office Digitization, which describes the markets forming around new models of engagement with all audiences; and the Globally Integrated Enterprise, which describes the mandate to integrate data and processes in support of the new front-office programs, and build far more flexible information applications.

GBS Capabilities

        Consulting: delivering client value with solutions in Strategy and Transformation, Application Innovation Services, Enterprise Applications and Smarter Analytics. Consulting is also focused on bringing to market client solutions that drive Front Office Digitization in Smarter Commerce, Cloud, Mobile and Social Business.

        Application Management Services: application management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through advanced capabilities in areas such as application testing and modernization, cloud application services, the company's highly differentiated globally integrated capability model, industry knowledge and the standardization and automation of application management.

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform to improve their business results, solve critical problems and gain competitive advantage within their industries. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately two-thirds of external Software segment revenue is annuity based, coming from recurring license charges and ongoing post-contract support. The remaining one-third relates to one-time charge (OTC) arrangements in which clients pay one, up-front payment for a perpetual license. Typically, the sale of OTC software includes one year of post-contract support. Clients can also purchase ongoing post-contract support after the first year, which includes unspecified product upgrades and technical support.

Software Capabilities

        WebSphere Software: delivers capabilities that enable organizations to run high-performance business applications. With these applications, clients can integrate and manage business processes across their organizations with the flexibility and agility they need to respond to changing conditions. Built on services-oriented architecture (SOA), and open standards support for cloud, mobile and social interactions, the WebSphere platform enables enterprises to extend their reach and optimize interactions with their key constituents. Smarter Commerce software helps companies better manage and improve each step of their value chain and capitalize on opportunities for profitable growth, efficiency and increased customer loyalty.

        Information Management Software: enables clients to integrate, manage and analyze enormous amounts of data from a large variety of sources in order to gain competitive advantage and improve their business outcomes. With this approach, clients can extract real value out of their data and use it to make better business decisions. IBM's middleware and integrated solutions include advanced database management, information integration, data governance, enterprise content management, data warehousing, business analytics and intelligence, predictive analytics and big data analytics.

        Tivoli Software: helps clients optimize the value they get from their infrastructures and technology assets through greater visibility, control and automation across their end-to-end business operations. These asset management solutions foster integrated service delivery for cloud and datacenter management, enterprise endpoint and mobile device management, asset and facilities management, and storage management. Tivoli includes security systems software that provides clients with a single security intelligence platform that enables them to better secure all aspects of their enterprise and prevent security breaches.

        Lotus Software: enables businesses to connect people and processes for more effective communication and increased productivity through collaboration, messaging and social networking software. By remaining at the forefront of collaboration tools, IBM's social business offerings help organizations reap real benefits associated with social networking, as well as create a more efficient and effective workforce.

        Rational Software: supports software development for both IT, as well as complex and embedded system solutions, with a suite of Collaborative Lifecycle Management products. Jazz, Rational's technology platform, transforms the way people work together to build software, making software delivery more integrated and collaborative, while optimizing for successful business outcomes.

        Operating Systems: software that manages the fundamental processes that make computers run.

        Systems and Technology (STG) provides clients with business solutions requiring advanced computing power and storage capabilities. Approximately half of Systems and Technology's server and storage sales transactions are through the company's business partners; with the balance direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology, products and packaging solutions for IBM's own advanced technology needs and for external clients.

Systems and Technology Capabilities

        Systems: a range of general purpose and integrated systems designed and optimized for specific business, public and scientific computing needs. These systems—System z, Power Systems and System x—are typically the core technology in data centers that provide required infrastructure for business and institutions. Also, these systems form the foundation for IBM's integrated offerings, such as IBM PureSystems, IBM Smart Analytics, IBM Netezza, IBM SmartCloud Entry and IBM BladeCenter for Cloud. IBM servers use both IBM and non-IBM microprocessor technology and operating systems. All IBM servers run Linux, a key open-source operating system.

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

        Remanufacturing and Remarketing: as equipment is returned at the conclusion of a lease transaction, these assets are refurbished and sold or leased to new or existing clients both externally and internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Systems and Technology and Global Services. Systems and Technology may also sell the equipment that it purchases from Global Financing to external clients.

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

        By combining global expertise with local experience, IBM's geographic structure enables dedicated management focus for local clients, speed in addressing new market opportunities and timely investments in emerging opportunities. The geographic units align industry-skilled resources to serve clients' agendas. IBM extends capabilities to mid-market client segments by leveraging industry skills with marketing, Inside Sales and local Business Partner resources.

        Through its growth markets organization, the company continues to increase its focus on the emerging markets around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (UK) plus Austria, the Bahamas, Belgium, the Caribbean region, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

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

  •
  Distribution: Consumer Products, Retail, Travel and Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  General Business: Cross-sector representation of intermediate- sized large enterprises as well as midmarket clients (less than 1,000 employees)

Research, Development and Intellectual Property

        IBM's R&D operations differentiate the company from its competitors. IBM annually invests over $6 billion for R&D, focusing on high- growth, high-value opportunities.

        IBM Research works with clients and the company's business units through 12 global labs on near-term and mid-term innovations. It contributes many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research also explores the boundaries of science and technology—from nanotechnology, to future systems, to big data analytics, to secure clouds, to IBM Watson, a "cognitive" learning system that applied advanced analytics to defeat the all-time champions on the television quiz show, Jeopardy!. The Watson system has been introduced to the market for advanced healthcare applications and is being further developed and extended within healthcare and in other industries.

        IBM Research also focuses on differentiating IBM's services businesses providing new capabilities and solutions. It has the world's largest mathematics department of any public company, enabling IBM to create unique analytic solutions and actively engage with clients on their toughest challenges.

        In 2012, IBM was awarded more U.S. patents than any other company for the 20th consecutive year. IBM's 6,478 patents in 2012 included inventions that will enable fundamental advancements in analytics, big data, cybersecurity, cloud, mobile, social networking and software defined environments, as well as industry solutions for retail, banking, healthcare, and transportation. It was the most U.S. patents ever awarded to one company in a single year.

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

Enterprise Transformation

        A key element of the company's strategy has been focused on becoming the premier globally integrated enterprise. The company has implemented a consistent set of processes and standards worldwide to reduce inefficiencies and improve collaboration. With its processes fully standardized, the company implemented a new operating model with work shared in global resource centers of excellence located where it made the most business sense. The company has shifted resources toward building client relationships and employee skills, while positioning the company for new market opportunities. During this transformation, IBM pioneered this new operating model, changing from a classic "multinational," with smaller versions of the parent company replicated in countries around the world, to a global model with one set of processes, shared services and broadly distributed decision making.

        The company has now embarked on the next generation of its transformation in which new capabilities and technologies like business analytics and cloud computing will drive performance. The proven principles of the globally integrated enterprise will be applied to all of the company's spending to continue to drive additional productivity benefits in shared services, end-to-end process transformation and integrated operations. The company primarily reinvests the benefits of its enterprise transformation initiatives in remixing its spending profile and resources to the higher growth, higher margin initiatives such as business analytics, Smarter Planet and cloud computing, in addition to improving profitability.

Integrated Supply Chain

        IBM spends approximately $35 billion annually through its supply chain, procuring materials and services globally. In addition, in 2012, the company managed approximately $20 billion in procurement spending for its clients through the Global Process Services organization. The supply, manufacturing, and logistics and customer fulfillment operations are integrated in one operating unit that has optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Continuous improvements to supply chain resiliency against marketplace changes and risks have been particularly valuable in maintaining continuity during natural disasters and other disruptive events.

        The company's continuing efforts to derive business value from its own globally integrated supply chain provides a strategic advantage for the company to create value for clients. IBM leverages its supply chain expertise for clients through its supply chain business transformation outsourcing service to optimize and help operate clients' end-to-end supply chain processes, from procurement to logistics.

        Increasingly the company is using analytics to measure, manage and fine tune its supply chain operations, which will help to reshape its operations and create value for clients. The goal is to continue to increase the use of analytics in the five major areas of supply chain: 1) Supply Chain Visibility, 2) Risk Management, 3) Customer Insight, 4) Cost Containment, and 5) Global Supply Chain and Sustainability.

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

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business process outsourcing, cloud services, and a wide range of technical and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including: Accenture, Amazon.com, Inc., Computer Sciences Corporation, Fujitsu and Hewlett-Packard Company (HP); India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Software:

        The enterprise management software market is highly competitive and, increasingly, technology companies are looking to implement software solutions that will improve business outcomes for their clients. The key competitive factors in this segment include: functionality, ease-of-use, scalability, open standards, total cost-of-ownership and business value. IBM's leadership in each of these areas, and the ability to deliver solutions that drive business results, provides it with competitive advantages. The company's software business includes middleware, solutions offerings and operating systems. The middleware portfolio is the broadest in the industry and covers both mainframe and distributed computing environments. The middleware portfolio also underpins IBM's solutions business and enhances the business value the company brings to clients. The solutions portfolio provides comprehensive business and industry- specific offerings to new types of IT decision makers, such as chief marketing and procurement officers, chief information security officers, and chief financial officers. The depth and breadth of the company's software offerings, coupled with its global sales and technical support infrastructure, differentiate the software business from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to this segment's leadership. The company's principal competitors in this segment include CA, Inc., Microsoft Corporation and Oracle Corporation (Oracle). The company also competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is highly competitive and is characterized by ongoing technology innovation, with competition focused on value, function and reliability, and new entrants leveraging technology to compete against traditional offerings. The company's principal competitors include Cisco Systems, Inc. (Cisco), Dell, Inc., EMC Corporation, HP and Oracle. The company's leadership in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

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

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 12 to 17 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2012 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 134 to 138.

        Financial information by geographic areas—page 138.

        Amount spent during each of the last three years on R&D activities—page 115.

        Financial information regarding environmental activities—pages 106 and 107.

        The number of persons employed by the registrant—page 63.

        The management discussion overview—pages 18 to 21.

        Available information—page 143.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 26, 2013):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	55	2005
Rodney C. Adkins, Senior Vice President, Systems and Technology Group	54	2007
Colleen F. Arnold, Senior Vice President, Application Management Services	55	2010
James P. Bramante, Senior Vice President, Growth Markets	54	2012
Erich Clementi, Senior Vice President, Global Technology Services	54	2010
Michael E. Daniels, Senior Vice President**	58	2005
Bruno V. Di Leo Allen, Senior Vice President, Sales and Distribution	55	2012
Jon C. Iwata, Senior Vice President, Marketing and Communications	50	2002
James J. Kavanaugh, Vice President and Controller	46	2008
John E. Kelly III, Senior Vice President and Director, Research	59	2000
Robert J. LeBlanc, Senior Vice President, Middleware Software Group	54	2010
Mark Loughridge, Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	59	1998
J. Randall MacDonald, Senior Vice President, Human Resources	64	2000
Steven A. Mills, Senior Vice President and Group Executive, Software and Systems	61	2000
Michael D. Rhodin, Senior Vice President, Software Solutions Group	52	2010
Linda S. Sanford, Senior Vice President, Enterprise Transformation	60	2000
Timothy S. Shaughnessy, Senior Vice President, GTS Services Delivery	55	2004
Bridget A. van Kralingen, Senior Vice President, Global Business Services	49	2012
Robert C. Weber, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	62	2006

*
Member of the Board of Directors.

**
Mr. Daniels will retire on March 31, 2013, after a 36-year career with the company.

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

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in growth opportunities, including higher-value segments of enterprise computing, cloud computing, and new and emerging markets and countries to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value and rapidly-growing segments, and new delivery models may unfavorably impact demand for our other products or services. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced personnel. In emerging growth countries, the developing nature presents potential political, social, legal and economic risks from inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

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

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 170 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the U.S. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2012 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2012 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2012 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2012 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2012, IBM's manufacturing and development facilities in the United States had aggregate floor space of 18 million square feet, of which 16 million was owned and 2 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 14 other countries totaled 6 million square feet, of which 2 million was owned and 4 million was leased. Of these amounts, 1 million square feet was vacant.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 110 to 112 of IBM's 2012 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 139 and 143 of IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 488,800 common stockholders of record at February 8, 2013.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2012— October 31, 2012	4,601,621	$202.42	4,601,621	$10,722,136,206
November 1, 2012— November 30, 2012	5,593,491	$191.01	5,593,491	$9,653,711,820
December 1, 2012— December 31, 2012	5,212,946	$192.14	5,212,946	$8,652,080,389

Total	15,408,058	$194.80	15,408,058

(1)
On April 24, 2012, the Board of Directors authorized $7.0 billion in funds for use in the company's common stock repurchase program. On October 30, 2012, the Board of Directors authorized an additional $5.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 139 and 140 of IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 67 of IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on page 62 of IBM's 2012 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 70 through 138 of IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 68 and 69 of IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        The following are compensation arrangements for the company's named executive officers identified in the 2012 Proxy Statement(1). Information regarding the structure of compensation programs and awards is included in the company's proxy statement.

	2013 Cash		2013 Long-Term Incentive Award
	Salary Rate	Annual Incentive Target	Performance Share Units*
M. Loughridge	$775,000	$1,046,000	$5,750,000
S. A. Mills	$716,000	$968,000	$5,000,000

(1)
Mr. S. J. Palmisano, Mr. M. E. Daniels and Mrs. V. M. Rometty were named executive officers in the company's 2012 Proxy Statement filed on March 12, 2012, but were not included in the table above; Mr. Palmisano retired from the company effective December 1, 2012; Mr. Daniels will retire on March 31, 2013; and there are no new compensation arrangements for Mrs. Rometty.

*
Performance share units will be granted on June 7, 2013. The actual number of units granted on this date will be determined by dividing the value shown above by a predetermined, formulaic Planning Price for the second quarter 2013. These performance share units will be paid out in February 2016 as explained in the company's proxy statement.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 26, 2013)" on page 12 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2012 Director Compensation Narrative," "2012 Director Compensation Table," "2012 Compensation Discussion and Analysis," "2012 Summary Compensation Table Narrative," "2012 Summary Compensation Table," "2012 Grants of Plan-Based Awards Table," "2012 Outstanding Equity Awards at Fiscal Year-End Narrative," "2012 Outstanding Equity Awards at Fiscal Year-End Table," "2012 Option Exercises and Stock Vested Table," "2012 Retention Plan Narrative," "2012 Retention Plan Table," "2012 Pension Benefits Narrative," "2012 Pension Benefits Table," "2012 Nonqualified Deferred Compensation Narrative," "2012 Nonqualified Deferred Compensation Table," "2012 Potential Payments Upon Termination Narrative," "2012 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2012 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, all of which information is incorporated herein by reference.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	1,401,475		$97.86	—
RSUs	6,973,298		n/a	—
PSUs	4,020,419	(2)	n/a	—
Subtotal	12,395,192		$97.86	105,509,920
Equity compensation plans not approved by security holders
Options	9,988,246		$93.03	—
RSUs	2,868,163		n/a	—
PSUs	737,883(2)		n/a	—
DCEAP Shares	135,040		n/a	—
Subtotal	13,729,332		$93.03	15,649,090
Total	26,124,524		$93.63	121,159,010

n/a is not applicable

RSUs—Restricted Stock Units, including Retention Restricted Stock Units

PSUs—Performance Share Units

DCEAP Shares—Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 37 acquisition transactions, 920,848 additional share based awards, consisting of stock options and RSU's, were outstanding at December 31, 2012 as a result of the company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $67.64. The company has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon the exercise of PSUs for equity compensation plans approved by security holders is 2,680,279 and for equity compensation plans not approved by security holders is 491,922. For additional information about PSUs, including payout calculations, refer to the information under "2012 Summary Compensation Table Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013.

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

IBM DEFERRED COMPENSATION AND EQUITY AWARD PLAN

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993. Under the DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, all amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock at the director's election. (For additional information about the DCEAP, see "General Information—2012 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013).

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2012 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 69).

      Consolidated Statement of Earnings for the years ended December 31, 2012, 2011 and 2010 (page 70).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (page 71).

      Consolidated Statement of Financial Position at December 31, 2012 and 2011 (page 72).

      Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 (page 73).

      Consolidated Statement of Changes in Equity at December 31, 2012, 2011 and 2010 (pages 74 and 75).

      Notes to Consolidated Financial Statements (pages 76 through 138).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
30		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

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
The By-laws of IBM, as amended through October 1, 2012, is Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2012, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 0.750% Notes due 2015 and the 1.875% Notes due 2019 are Exhibits 2.1 and 3.1 to Form 8-K, filed May 10, 2012, and are hereby incorporated by reference.
The instruments defining the rights of the holders of the 1.875% Notes due 2022 is Exhibit 2.1 to Form 8-K, filed July 27, 2012, and is hereby incorporated by reference.
The instruments defining the rights of the holders of the 1.375% Notes due 2019 is Exhibit 2.1 to Form 8-K, filed November 16, 2012, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.250% Notes due 2018 and Floating Rate Notes due 2015 are Exhibits 2.1 and 3.1 to Form 8-K, filed February 7, 2013, and are hereby incorporated by reference
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
The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 8, 2011, were filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011, are hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2012 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2013, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

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
	Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013.*	10.1
	Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013.*	10.2

	The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Letter dated September 25, 2012, signed by Samuel J. Palmisano and IBM was included as Exhibit 99.2 to the Form 8-K filed September 25, 2012, and is hereby incorporated by reference.*

	The $10,000,000 5-Year Credit Agreement dated as of November 10, 2011, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Syndication and Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 8-K dated November 14, 2011, the term of which was extended through November 10, 2017, is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note P, "Earnings Per Share of Common Stock," on page 116 of IBM's 2012 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
(101)
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the twelve month period ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statement of Comprehensive Income for the twelve month period ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statement of Financial Position at December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Changes in Equity for the twelve month period ended December 31, 2012, 2011 and 2010, (vi) Financial Statement Schedule II and (vii) the notes to the Consolidated Financial Statements	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graph, set forth on page 141 of IBM's 2012 Annual Report to Stockholders, is deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty Chairman of the Board, President and Chief Executive Officer
Date: February 26, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 26, 2013
/s/ MARK LOUGHRIDGE Mark Loughridge	Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	February 26, 2013
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller	February 26, 2013

Alain J. P. Belda	Director
William R. Brody	Director
Kenneth I. Chenault	Director	By:	/s/ MICHELLE H. BROWDY Michelle H. Browdy
Michael L. Eskew	Director		Attorney-in-fact February 26, 2013
David N. Farr	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
James W. Owens	Director
Joan E. Spero	Director
Sidney Taurel	Director
Lorenzo H. Zambrano	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2013 appearing in the 2012 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2013

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2012
—Current	$578	$41	$(45)	$(15)	$560

—Noncurrent	$38	$10	$0	$17	$66

2011
—Current	$676	$90	$(154)	$(34)	$578

—Noncurrent	$58	$1	$(17)	$(3)	$38

2010
—Current	$669	$49	$(146)	$104	$676

—Noncurrent	$100	$(12)	$(29)	$(1)	$58

Allowance For Inventory Losses
2012	$625	$294	$(240)	$(28)	$652

2011	$674	$230	$(279)	$1	$625

2010	$679	$254	$(285)	$26	$674

Revenue Based Provisions
2012	$861	$3,228	$(3,345)	$33	$777

2011	$888	$3,157	$(3,132)	$(51)	$861

2010	$871	$3,234	$(3,216)	$(1)	$888

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