Form 10-Q
period 2013-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2013-04-30
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

The registrant has 1,108,794,396 shares of common stock outstanding at March 31, 2013.

PART I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2013	2012
Revenue:
Services	$14,274	$14,820
Sales	8,629	9,356
Financing	505	497
Total revenue	23,408	24,673
Cost:
Services	9,526	9,985
Sales	2,931	3,325
Financing	273	244
Total cost	12,730	13,555
Gross profit	10,678	11,118
Expense and other income:
Selling, general and administrative	5,577	5,886
Research, development and engineering	1,644	1,601
Intellectual property and custom development income	(183)	(255)
Other (income) and expense	(60)	(58)
Interest expense	94	110
Total expense and other income	7,072	7,283
Income before income taxes	3,606	3,836
Provision for income taxes	574	769
Net income	$3,032	$3,066

Earnings per share of common stock:
Assuming dilution	$2.70	$2.61
Basic	$2.72	$2.65
Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,124.0	1,174.2
Basic	1,113.7	1,159.1

Cash dividend per common share	$0.85	$0.75

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net income	$3,032	$3,066
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(405)	387
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(3)	6
Reclassification of (gains)/losses to net income	1	(14)
Subsequent changes in previously impaired securities arising during the period	1	18
Total net changes related to available-for-sale securities	(1)	10
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	360	51
Reclassification of (gains)/losses to net income	(56)	(24)
Total unrealized gains/(losses) on cash flow hedges	305	27
Retirement-related benefit plans:
Prior service costs/(credits)	33	0
Net (losses)/gains arising during the period	(15)	(6)
Amortization of prior service (credits)/cost	(30)	(37)
Amortization of net (gains)/losses	886	619
Total retirement-related benefit plans	875	576
Other comprehensive income/(loss), before tax	773	1,000
Income tax (expense)/benefit related to items of other comprehensive income	(480)	(229)
Other comprehensive income/(loss)	293	770
Total comprehensive income/(loss)	$3,325	$3,837

(Amounts may not add due to rounding)

(The accompanying notes are an integral part of the financial statements)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$10,585	$10,412
Marketable securities	1,407	717
Notes and accounts receivable — trade (net of allowances of $263 in 2013 and $255 in 2012)	10,084	10,667
Short-term financing receivables (net of allowances of $273 in 2013 and $288 in 2012)	16,141	18,038
Other accounts receivable (net of allowances of $20 in 2013 and $17 in 2012)	1,971	1,873
Inventories, at lower of average cost or market:
Finished goods	519	475
Work in process and raw materials	1,902	1,812
Total inventories	2,421	2,287
Deferred taxes	1,592	1,415
Prepaid expenses and other current assets	4,747	4,024
Total current assets	48,949	49,433

Property, plant and equipment	40,056	40,501
Less: Accumulated depreciation	26,459	26,505
Property, plant and equipment — net	13,597	13,996
Long-term financing receivables (net of allowances of $64 in 2013 and $66 in 2012)	11,946	12,812
Prepaid pension assets	903	945
Deferred taxes	4,227	3,973
Goodwill	29,025	29,247
Intangible assets — net	3,601	3,787
Investments and sundry assets	5,011	5,021
Total assets	$117,258	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Liabilities:
Current liabilities:
Taxes	$4,678	$4,948
Short-term debt	8,725	9,181
Accounts payable	7,203	7,952
Compensation and benefits	3,964	4,745
Deferred income	12,971	11,952
Other accrued expenses and liabilities	4,583	4,847
Total current liabilities	42,122	43,625
Long-term debt	24,672	24,088
Retirement and nonpension postretirement benefit obligations	19,069	20,418
Deferred income	4,409	4,491
Other liabilities	7,771	7,607
Total liabilities	98,044	100,229
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	50,522	50,110
Shares authorized: 4,687,500,000
Shares issued: 2013 - 2,201,287,322
2012 - 2,197,561,159
Retained earnings	119,713	117,641
Treasury stock - at cost	(125,677)	(123,131)
Shares: 2013 - 1,092,492,926
2012 - 1,080,193,483
Accumulated other comprehensive income/(loss)	(25,466)	(25,759)
Total IBM stockholders’ equity	19,092	18,860
Noncontrolling interests	122	124
Total equity	19,214	18,984
Total liabilities and equity	$117,258	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$3,032	$3,066
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	822	847
Amortization of intangibles	331	310
Stock-based compensation	144	168
Net (gain)/loss on asset sales and other	(62)	(143)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(244)	43
Net cash provided by operating activities	4,023	4,291

Cash flows from investing activities:
Payments for property, plant and equipment	(714)	(937)
Proceeds from disposition of property, plant and equipment	123	95
Investment in software	(139)	(160)
Acquisition of businesses, net of cash acquired	(58)	(1,319)
Divestitures of businesses, net of cash transferred	10	—
Non-operating finance receivables — net	732	636
Purchases of marketable securities and other investments	(2,136)	(1,227)
Proceeds from disposition of marketable securities and other investments	1,169	681
Net cash used in investing activities	(1,012)	(2,230)

Cash flows from financing activities:
Proceeds from new debt	2,685	3,906
Payments to settle debt	(857)	(848)
Short-term borrowings/(repayments) less than 90 days — net	(1,359)	(2,107)
Common stock repurchases	(2,593)	(3,015)
Common stock transactions — other	356	619
Cash dividends paid	(948)	(870)
Net cash used in financing activities	(2,716)	(2,316)

Effect of exchange rate changes on cash and cash equivalents	(121)	167
Net change in cash and cash equivalents	173	(87)

Cash and cash equivalents at January 1	10,412	11,922
Cash and cash equivalents at March 31	$10,585	$11,835

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other comprehensive income/(loss)
Net income		3,032			3,032		3,032
Other comprehensive income/(loss)				293	293		293
Total comprehensive income/(loss)					$3,325		$3,325
Cash dividends declared — common stock		(948)			(948)		(948)
Common stock issued under employee plans (3,726,163 shares)	361				361		361
Purchases (629,550 shares) and sales (648,990 shares) of treasury stock under employee plans — net		(12)	(53)		(65)		(65)
Other treasury shares purchased, not retired (12,318,883 shares)			(2,493)		(2,493)		(2,493)
Changes in other equity	52				52		52
Changes in noncontrolling interests						(1)	(1)
Equity - March 31, 2013	$50,522	$119,713	$(125,677)	$(25,466)	$19,092	$122	$19,214

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other comprehensive income/(loss)
Net income		3,066			3,066		3,066
Other comprehensive income/(loss)				770	770		770
Total comprehensive income/(loss)					$3,837		$3,837
Cash dividends declared — common stock		(870)			(870)		(870)
Common stock issued under employee plans (5,688,794 shares)	495				495		495
Purchases (864,073 shares) and sales (1,021,123 shares) of treasury stock under employee plans — net		(18)	(54)		(72)		(72)
Other treasury shares purchased, not retired (15,544,014 shares)			(3,003)		(3,003)		(3,003)
Changes in other equity	176				176		176
Changes in noncontrolling interests						(15)	(15)
Equity - March 31, 2012	$48,800	$107,036	$(114,020)	$(21,115)	$20,701	$82	$20,783

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation: The accompanying Consolidated Financial Statements and footnotes of the International Business Machines Corporation (IBM or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company’s management, these statements include all adjustments, which are only of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. See the company’s 2012 Annual Report on pages 59 to 61 for a discussion of the company’s critical accounting estimates.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2012 Annual Report.

Noncontrolling interest amounts in income of $1.4 million and $3.6 million, net of tax, for the three months ended March 31, 2013 and 2012, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In March 2013, Financial Accounting Standards Board (FASB) issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the consolidated financial results.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and is not expected to have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 76 to 86 in the company’s 2012 Annual Report for further information. There were no material impairments of non-financial assets for the three months ended March 31, 2013 and 2012, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,232	$—	$4,232
Commercial paper	—	3,038	—	3,038
Money market funds	996	—	—	996
U.S. government securities	—	150	—	150
Other securities	—	33	—	33
Total	996	7,453	—	8,448	(6)
Debt securities - current (2)	—	1,407		1,407	(6)
Debt securities - noncurrent (3)	2	7	—	10
Available-for-sale equity investments(3)	14	0	—	14
Derivative assets (4)
Interest rate contracts	—	584	—	584
Foreign exchange contracts	—	451	—	451
Equity contracts	—	26	—	26
Total	—	1,061	—	1,061	(7)
Total assets	$1,012	$9,928	$—	$10,940	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$293	$—	$293
Equity contracts	—	3	—	3
Total liabilities	$—	$296	$—	$296	(7)

(1)    Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)    Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.

(3)    Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)    The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2013 are $519 million and $542 million, respectively.

(5)    The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2013 were $237 million and $58 million, respectively.

(6)    Available-for-sale securities with carrying values that approximate fair value.

(7)    If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $220 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,694	$—	$3,694
Commercial paper	—	2,098	—	2,098
Money market funds	1,923	—	—	1,923
Other securities	—	30	—	30
Total	1,923	5,823	—	7,746	(6)
Debt securities - current (2)	—	717	—	717	(6)
Debt securities - noncurrent (3)	2	8	—	10
Available-for-sale equity investments(3)	34	—	—	34
Derivative assets (4)
Interest rate contracts	—	604	—	604
Foreign exchange contracts	—	305	—	305
Equity contracts	—	9	—	9
Total	—	918	—	918	(7)
Total assets	$1,959	$7,466	$—	$9,424	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$496	$—	$496
Equity contracts	—	7	—	7
Total liabilities	$—	$503	$—	$503	(7)

(1)    Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)    Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.

(3)    Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4)    The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2012 are $333 million and $585 million, respectively.

(5)    The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2012 were $426 million and $78 million, respectively.

(6)    Available-for-sale securities with carrying values that approximate fair value.

(7)    If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $262 million each.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2013 and the year ended December 31, 2012.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2013 and December 31, 2012, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial.  If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value

Notes to Consolidated Financial Statements — (continued)

technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $24,672 million and $24,088 million and the estimated fair value is $27,449 million and $27,119 million at March 31, 2013 and December 31, 2012, respectively.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2013:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$3	$—	$10
Available-for-sale equity investments(1)	$10	$4	$—	$14

(1)    Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2012:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$8	$2	$—	$10
Available-for-sale equity investments(1)	$31	$4	$(1)	$34

(1)    Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of December 31, 2012, the company believed that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2013	2012
Proceeds	$18	$45
Gross realized gains (before taxes)	3	14
Gross realized losses (before taxes)	(4)	(0)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2013	2012
Net unrealized gains/(losses) arising during the period	$(1)	$15
Net unrealized (gains)/losses reclassified to net income*	0	(8)

* There were no significant writedowns for the three months ended March 31, 2013 and 2012.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2013.

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

As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit profile. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2013 and December 31, 2012 was $16 million and $94 million, respectively, for which no collateral was posted at March 31, 2013 and December 31, 2012.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of March 31, 2013 and December 31, 2012 was $1,061 million and $918 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $220 million and $262 million at March 31, 2013 and December 31, 2012, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2013 and December 31, 2012, this exposure was reduced by $151 million and $69 million of cash collateral, respectively, received by the company. At March 31, 2013 and December 31, 2012 the net exposure related to derivative assets recorded in the Statement of Financial Position was $690 million and $587 million respectively.  At March 31, 2013 and December 31, 2012 the net amount related to derivative liabilities recorded in the Statement of Financial Position was $76 million and $242 million, respectively.  Additionally, the company’s exposure is further reduced by non-cash collateral held at March 31, 2013 and December 31, 2012 of $21 million and $31 million, in U.S. Treasury securities, respectively. Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

In the Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2013 or December 31, 2012 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $151 million and $69 million at March 31, 2013 and December 31, 2012, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2013 or at December 31, 2012.

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

Notes to Consolidated Financial Statements — (continued)

In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps and cross-currency swaps, depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolio. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2013 and December 31, 2012, the total notional amount of the company’s interest rate swaps was $4.2 billion and $4.3 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2013 and December 31, 2012 was approximately 4.8 years and 5.1 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, net gains of approximately $1 million, respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2013 and December 31, 2012, the total notional amount of derivative instruments designated as net investment hedges was $3.5 billion and $3.3 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2013 and December 31, 2012 was approximately 0.2 years and 0.4 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At March 31, 2013 and December 31, 2012, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.8 billion and $10.7 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

At March 31, 2013 and December 31, 2012, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $166 million and net losses of $138 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $200 million of gains and $79 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements — (continued)

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At March 31, 2013 and December 31, 2012, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $15.4 billion and $12.9 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.2 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2013 and December 31, 2012.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2013 and December 31, 2012.

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of March 31, 2013 and December 31, 2012 as well as for the three months ended March 31, 2013 and 2012, respectively:

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of March 31, 2013 and December 31, 2012

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2013	12/31/2012	Classification	3/31/2013	12/31/2012
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$66	$47	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	518	557	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	317	135	Other accrued expenses and liabilities	132	267
	Investments and sundry assets	7	5	Other liabilities	58	78

Fair value of derivative assets		$908	$744	Fair value of derivative liabilities	$190	$345

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$110	$142	Other accrued expenses and liabilities	$103	$152
	Investments and sundry assets	17	23	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	26	9	Other accrued expenses and liabilities	3	7
Fair value of derivative assets		$153	$174	Fair value of derivative liabilities	$106	$159

Total debt designated as hedging instruments:
	Short-term debt	N/A	N/A		$1,703	$578
	Long-term debt	N/A	N/A		1,768	3,035

Total		$1,061	$918		$3,767	$4,116

N/A – not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended March 31, 2013 and 2012

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(20)	$(24)	$46	$57
	Interest expense	(13)	(19)	30	45
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	(439)	(81)	N/A	N/A
Equity contracts	SG&A expense	85	98	N/A	N/A

Total		$(387)	$(26)	$76	$102

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended March 31:	2013	2012	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in cash flow hedges:

Interest rate contracts	$—	$—	Interest expense	$—	$(2)	$—	$—
Foreign exchange contracts	360	51	Other (income) and expense	37	20	1	1
			Cost of sales	9	5	—	—
			SG&A expense	10	2	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	219	(37)	Interest expense	—	—	(1)	2

Total	$579	$12		$56	$24	$0	$3

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

For the three months ending March 31, 2013, and 2012, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

Refer to the company’s 2012 Annual Report, Note A, “Significant Accounting Policies,” on page 83 for additional information on the company’s use of derivative financial instruments.

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Current:
Net investment in sales-type and direct financing leases	$3,960	$3,862
Commercial financing receivables	6,025	7,750
Client loan receivables	5,113	5,395
Installment payment receivables	1,044	1,031
Total	$16,141	$18,038
Noncurrent:
Net investment in sales-type and direct financing leases	$5,732	$6,107
Commercial financing receivables	1	5
Client loan receivables	5,582	5,966
Installment payment receivables	631	733
Total	$11,946	$12,812

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $750 million and $794 million at March 31, 2013 and December 31, 2012, respectively, and is reflected net of unearned income of $738 million and $728 million, and net of the allowance for credit losses of $112 million and $114 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $31 million and $46 million at March 31, 2013 and December 31, 2012, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $158 million and $155 million at March 31, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

Installment payment receivables, net of allowance for credit losses of $35 million and $39 million at March 31, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $550 million and $650 million at March 31, 2013 and December 31, 2012, respectively.

The company did not have any financing receivables held for sale as of March 31, 2013 and December 31, 2012.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at March 31, 2013 and December 31, 2012. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2012 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At March 31, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,823	$2,135	$8,958
Loan receivables	8,688	3,878	12,566
Ending balance	$15,511	$6,013	$21,524
Collectively evaluated for impairment	$15,397	$5,862	$21,259
Individually evaluated for impairment	$114	$151	$265
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(16)	(2)	(18)
Provision	(13)	21	9
Other	(4)	(0)	(4)
Ending balance at March 31, 2013	$148	$157	$306
Lease receivables	$52	$60	$112
Loan receivables	$96	$98	$193

Collectively evaluated for impairment	$56	$29	$85
Individually evaluated for impairment	$92	$129	$220

(Dollars in millions)	Major	Growth
At December 31, 2012	Markets	Markets	Total
Financing receivables:
Lease receivables	$7,036	$2,138	$9,174
Loan receivables	9,666	3,670	13,336
Ending balance	$16,701	$5,808	$22,510
Collectively evaluated for impairment	$16,570	$5,684	$22,254
Individually evaluated for impairment	$131	$125	$256
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease receivables	$79	$40	$118
Loan receivables	125	64	189
Total	$203	$104	$307
Write-offs	(14)	(1)	(15)
Provision	(9)	38	28
Other	0	(2)	(2)
Ending balance at December 31, 2012	$180	$138	$318
Lease receivables	$59	$55	$114
Loan receivables	$121	$84	$204

Collectively evaluated for impairment	$69	$29	$98
Individually evaluated for impairment	$111	$109	$220

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

The following table presents the recorded investment in financing receivables which are on non-accrual status at March 31, 2013 and December 31, 2012.

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Major markets	$26	$27
Growth markets	20	21
Total lease receivables	$46	$47

Major markets	$41	$67
Growth markets	59	25
Total loan receivables	$100	$92

Total receivables	$146	$139

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

The following tables present impaired client loan receivables.

	At March 31, 2013		At December 31, 2012
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$70	$64	$88	$77
Growth markets	86	78	72	65
Total	$155	$142	$160	$143

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2013:	Investment	Recognized*	Cash Basis
Major markets	$79	$0	$0
Growth markets	79	0	0
Total	$158	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2012:	Investment	Recognized*	Cash Basis
Major markets	$98	$0	$0
Growth markets	64	0	0
Total	$162	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Notes to Consolidated Financial Statements — (continued)

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Standard & Poor’s Ratings Services credit ratings as shown below. Standard & Poor’s does not provide credit ratings to the company on its customers.

The tables below present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2013 and December 31, 2012. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At March 31, 2013:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$636	$78	$810	$141
A+ – A-	1,556	209	1,982	379
BBB+ – BBB-	2,358	795	3,003	1,445
BB+ – BB	1,256	412	1,599	748
BB- – B+	549	408	699	741
B – B-	381	167	486	304
CCC+ – D-	86	66	109	120
Total	$6,823	$2,135	$8,688	$3,878

At March 31, 2013, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (38 percent), Government (16 percent), Manufacturing (14 percent), Retail (8 percent), Services (8 percent), Communications (6 percent), Healthcare (6 percent) and Other (4 percent).

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2012:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$646	$86	$887	$148
A+ – A-	1,664	223	2,286	382
BBB+ – BBB-	2,285	776	3,139	1,333
BB+ – BB	1,367	450	1,878	773
BB- – B+	552	418	758	718
B – B-	399	127	548	218
CCC+ –D	124	58	170	99
Total	$7,036	$2,138	$9,666	$3,670

At December 31, 2012, the industries which made up Global Financing’s receivables portfolio consisted of:  Financial (38 percent), Government (16 percent), Manufacturing (14 percent), Retail (9 percent), Services (7 percent), Healthcare (6 percent), Communications (6 percent) and Other (4 percent).

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At March 31, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$9	$6,814	$6,823	$4
Growth markets	12	2,123	2,135	9
Total lease receivables	$21	$8,937	$8,958	$13

Major markets	$14	$8,673	$8,688	$6
Growth markets	40	3,839	3,878	24
Total loan receivables	$54	$12,512	$12,566	$30

Total	$75	$21,449	$21,524	$43

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$7,028	$7,036	$5
Growth markets	11	2,127	2,138	8
Total lease receivables	$20	$9,154	$9,174	$13

Major markets	$27	$9,639	$9,666	$8
Growth markets	36	3,634	3,670	31
Total loan receivables	$63	$13,273	$13,336	$39

Total	$82	$22,428	$22,510	$52

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

The company did not have any troubled debt restructurings during the three months ended March 31, 2013 and for the year ended December 31, 2012.

Notes to Consolidated Financial Statements — (continued)

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

(Dollars in millions)
For the three months ended March 31:	2013	2012
Cost	$31	$34
Selling, general and administrative	99	119
Research, development and engineering	14	15
Pre-tax stock-based compensation cost	144	168
Income tax benefits	(50)	(60)
Total stock-based compensation cost	$94	$108

The decrease in pre-tax stock-based compensation cost for the three months ended March 31, 2013, as compared to the corresponding period in the prior year, was due to decreases related to performance share units ($12 million), restricted stock units ($9 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($3 million).

As of March 31, 2013, the total unrecognized compensation cost of $964 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2013 and 2012.

6. Segments:  The table on page 25 reflects the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended March 31, 2013:
External revenue	$9,605	$4,484	$5,572	$3,106	$499	$23,266
Internal revenue	248	180	831	120	541	1,919
Total revenue	$9,852	$4,664	$6,403	$3,226	$1,040	$25,185
Pre-tax income	$1,585	$703	$2,014	$(405)	$538	$4,435
Revenue year-to-year change	(4.6)%	(3.2)%	(0.6)%	(17.3)%	6.7%	(4.8)%
Pre-tax income year-to-year change	7.1%	17.0%	3.5%	(286.7)%	5.0%	0.0%
Pre-tax income margin	16.1%	15.1%	31.5%	(12.5)%	51.8%	17.6%

For the three months ended March 31, 2012:
External revenue	$10,035	$4,637	$5,600	$3,749	$490	$24,511
Internal revenue	293	182	840	151	485	1,951
Total revenue	$10,328	$4,820	$6,439	$3,900	$975	$26,462
Pre-tax income	$1,480	$601	$1,945	$(105)	$512	$4,434

Pre-tax income margin	14.3%	12.5%	30.2%	(2.7)%	52.6%	16.8%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2013	2012
Revenue:
Total reportable segments	$25,185	$26,462
Eliminations of internal transactions	(1,919)	(1,951)
Other revenue adjustments	142	162
Total IBM Consolidated	$23,408	$24,673

Pre-tax income:
Total reportable segments	$4,435	$4,434
Amortization of acquired intangible assets	(183)	(166)
Acquisition-related charges	(11)	(7)
Non-operating retirement-related (costs)/income	(283)	(102)
Eliminations of internal transactions	(339)	(284)
Unallocated corporate amounts	(13)	(39)
Total IBM Consolidated	$3,606	$3,836

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(405)	$(84)	$(489)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(3)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	1	(0)	0
Subsequent changes in previously impaired securities arising during the period	1	(0)	1
Total net changes related to available-for-sale securities	$(1)	$0	$(0)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$360	$(128)	$232
Reclassification of (gains)/losses to:
Cost of sales	(9)	3	(6)
SG&A expense	(10)	3	(7)
Other (income) and expense	(37)	14	(23)
Interest expense	0	—	0
Total unrealized gains/(losses) on cash flow hedges	$305	$(108)	$197
Retirement-related benefit plans(1):
Prior service costs/(credits)	$33	$(11)	$22
Net (losses)/gains arising during the period	(15)	5	(10)
Amortization of prior service (credits)/costs	(30)	10	(20)
Amortization of net (gains)/losses	886	(293)	594
Total retirement-related benefit plans	$875	$(289)	$586
Other comprehensive income/(loss)	$773	$(480)	$293

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” on pages 28 and 29 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$387	$11	$398
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$6	$(2)	$4
Reclassification of (gains)/losses to other (income) and expense	(14)	5	(8)
Subsequent changes in previously impaired securities arising during the period	18	(7)	11
Total net changes related to available-for-sale securities	$10	$(4)	$6
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$51	$(30)	$21
Reclassification of (gains)/losses to:
Cost of sales	(5)	0	(5)
SG&A expense	(2)	0	(2)
Other (income) and expense	(20)	8	(12)
Interest expense	2	(1)	1
Total unrealized gains/(losses) on cash flow hedges	$27	$(23)	$4
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(6)	2	(4)
Amortization of prior service (credits)/costs	(37)	14	(24)
Amortization of net (gains)/losses	619	(229)	390
Total retirement-related benefit plans	$576	$(213)	$363
Other comprehensive income/(loss)	$1,000	$(229)	$770

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” on pages 28 and 29 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before reclassifications	232	(489)	12	(1)	(245)
Amount reclassified from accumulated other comprehensive income	(35)	0	574	0	539
Total change for the period	197	(489)	586	(0)	293
March 31, 2013	$107	$1,243	$(26,820)	$4	$(25,466)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2012	$71	$1,767	$(23,737)	$13	$(21,885)
Other comprehensive income before reclassifications	21	398	(4)	15	430
Amount reclassified from accumulated other comprehensive income	(17)	0	366	(8)	341
Total change for the period	4	398	363	6	770
March 31, 2012	$75	$2,165	$(23,374)	$19	$(21,115)

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$674	$532	26.7%
Nonpension postretirement plans — cost	80	84	(5.1)
Total	$754	$616	22.4%

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2013	2012	2013	2012
Service cost	$—	$—	$131	$112
Interest cost	496	550	382	450
Expected return on plan assets	(995)	(1,011)	(554)	(580)
Amortization of prior service costs/(credits)	2	2	(31)	(39)
Recognized actuarial losses	451	336	404	259
Curtailments and settlements	—	—	0	1
Multi-employer plans/other costs	—	—	30	23
Total net periodic pension (income)/cost of defined benefit plans	(46)	(122)	363	227
Cost of defined contribution plans	206	264	151	163
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$160	$142	$514	$390

In 2013, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $700 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK and Switzerland. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first three months of 2013 were $147 million.

The following table provides the components of the cost/(income) for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2013	2012	2013	2012
Service cost	$9	$9	$3	$2
Interest cost	42	49	16	17
Expected return on plan assets	(0)	—	(2)	(3)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	8	6	6	4
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$58	$64	$22	$20

The company received a $6.1 million subsidy in the first quarter of 2013 and a $16.5 million subsidy for the first quarter of 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this subsidy is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 133 in the company’s 2012 Annual Report.

Notes to Consolidated Financial Statements — (continued)

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2013, the company completed two acquisitions at an aggregate cost of $51 million.

The Software segment completed acquisitions of two privately held companies in the first quarter: StoredIQ Inc. (StoredIQ) and Star Analytics, Inc. (Star Analytics).

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2013:

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$1
Fixed assets/noncurrent assets		14
Intangible assets:
Goodwill	N/A	33
Completed technology	5-7	6
Patents/trademarks	3-7	2
Total assets acquired		56
Current liabilities		(1)
Noncurrent liabilities		(3)
Total liabilities assumed		(5)
Total purchase price		$51

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings. The acquisition of StoredIQ advances the company’s efforts to help clients derive value from big data, respond more efficiently to litigation and regulations, and dispose of information in an automated way that has outlived its purpose. The combination of the company’s and Star Analytics’ software will advance the company’s business analytics initiatives. Purchase price consideration for these acquisitions as reflected in the table above, is paid in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $33 million has been assigned to the Software segment. It is expected that approximately 17 percent of the goodwill will be deductible for tax purposes.

On April 22, 2013, the company announced that it had acquired UrbanCode Inc. Based in Cleveland, Ohio, UrbanCode automates the delivery of software, helping businesses quickly release and update mobile, social, big data and cloud applications. At the date of issuance of the financial statements, the initial purchase price accounting was not complete for this acquisition.

Divestitures: During the first quarter of 2013, the company completed the divestiture of its Showcase Reporting product set to Help/Systems, LLC. Showcase Reporting, which was acquired by IBM through the SPSS acquisition in 2009, is an enterprise-class business intelligence platform that enables customers to build and manage analytical reporting environments. This transaction was not material to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,525	$(670)	$855
Client relationships	2,067	(1,001)	1,066
Completed technology	2,613	(1,093)	1,519
In-process R&D	15	—	15
Patents/trademarks	282	(139)	143
Other(a)	12	(9)	3
Total	$6,514	$(2,913)	$3,601

	At December 31, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,527	$(665)	$861
Client relationships	2,103	(961)	1,142
Completed technology	2,709	(1,112)	1,597
In-process R&D	28	—	28
Patents/trademarks	281	(127)	154
Other(a)	31	(27)	3
Total	$6,679	$(2,892)	$3,787

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $186 million during the first quarter of 2013, primarily due to amortization. The aggregate intangible amortization expense was $331 million and $310 million for the quarters ended March 31, 2013 and 2012, respectively.  In addition, in the first quarter of 2013, the company retired $308 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2013:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2013 (for Q2-Q4)	$398	$548	$946
2014	333	629	962
2015	117	501	618
2016	7	462	468
2017	—	344	344

The change in the goodwill balances by reportable segment, for the three months ended March 31, 2013 and for the year ended December 31, 2012 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	3/31/13
Global Business Services	$4,357	$—	$0	$—	$(82)	$4,275
Global Technology Services	2,916	—	1	—	(28)	2,889
Software	20,405	33	(29)	(2)	(111)	20,297
Systems and Technology	1,568	—	(4)	—	(0)	1,564
Total	$29,247	$33	$(31)	$(2)	$(222)	$29,025

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	12/31/12
Global Business Services	$4,313	$5	$(0)	$(2)	$42	$4,357
Global Technology Services	2,646	264	—	(0)	6	2,916
Software	18,121	2,182	(30)	(6)	137	20,405
Systems and Technology	1,133	443	(0)	(14)	6	1,568
Total	$26,213	$2,894	$(30)	$(22)	$192	$29,247

Purchase price adjustments recorded in the first three months of 2013 and full year 2012 were related to acquisitions that were completed on or prior to December 31, 2012 or December 31, 2011, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first three months of 2013 or the full year of 2012 and the company has no accumulated impairment losses.

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/13	Payments	Adjustments*	3/31/2013
Current:
Workforce	$28	$(7)	$7	$27
Space	2	(0)	0	1
Total current	$30	$(8)	$7	$29
Noncurrent:
Workforce	$430	$—	$(15)	$414
Space	0	—	(0)	0
Total noncurrent	$430	$—	$(16)	$414

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2013, were not material to the Consolidated Financial Statements.

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

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. Trial began in late February 2012 in Marion County, Indiana Superior Court and concluded in early April. On July 18, 2012, the court rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. In August 2012, the State of Indiana filed a notice of appeal. IBM also intends to appeal certain portions of the court’s ruling. Briefing of the various appeals began on April 11, 2013.

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

Notes to Consolidated Financial Statements — (continued)

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. The trial in the High Court concluded in April 2013 and the company is awaiting a ruling from the Court. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed pending resolution of the above-referenced High Court proceedings.

In a separate but related proceeding, in March 2011, the Trustee of the IBM UK Trust was granted leave to initiate a claim before the High Court in London against IBM UK and one member of the UK Trust membership, seeking an order modifying certain documents and terms relating to retirement provisions in IBM UK’s largest defined benefit plan (the C Plan) dating back to 1983. The trial of these proceedings began in May 2012 and finished in early June. On October 12, 2012, the High Court in London issued its ruling, holding that the 1983 Trust Deeds and Rules should be modified to allow certain categories of current IBM UK employees who are members of the C Plan to retire from the age of 60 (rather than from the age of 63) without actuarial reduction of their defined benefit pension. In a supplementary ruling on December 13, 2012, the Court declined to similarly modify the Trust Deeds and Rules for former employees who were C Plan members and who left the company prior to retirement.  On February 7, 2013, the Court issued an order agreed to by all parties, under which there will be no appeals of the October 2012 and December 2012 judgments. As a result of the October 2012 ruling, IBM recorded an additional pre-tax retirement-related obligation of $162 million in the third quarter of 2012.

In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of 1977 (FCPA). As part of the settlement, IBM consented to the entry of a judgment relating to the books and records and internal control provisions of the securities laws. IBM also agreed to pay a total of $10 million, categorized by the SEC as follows: (i) $5.3 million, representing profits gained as a result of the conduct alleged in the SEC’s complaint, (ii) prejudgment interest on that amount of $2.7 million, and (iii) a civil penalty of $2 million. The settlement is subject to court approval.  In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company’s global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

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

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $5,213 million and $4,719 million at March 31, 2013 and December 31, 2012, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,734 million and $1,513 million at March 31, 2013 and December 31, 2012, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $59 million and $65 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2013	2012
Balance at January 1	$394	$407
Current period accruals	71	88
Accrual adjustments to reflect actual experience	9	(3)
Charges incurred	(93)	(102)
Balance at March 31	$381	$390

Notes to Consolidated Financial Statements — (continued)

Extended Warranty Liability

(Dollars in millions)	2013	2012
Aggregate deferred revenue at January 1	$606	$636
Revenue deferred for new extended warranty contracts	47	54
Amortization of deferred revenue	(82)	(76)
Other*	(7)	3
Aggregate deferred revenue at March 31	$565	$616

Current portion	$286	$292
Noncurrent portion	278	323
Aggregate deferred revenue at March 31	$565	$616

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 18, 2013, the company announced it expects to take most of its workforce rebalancing actions for 2013 in the second quarter as compared to 2012 when the actions were distributed across the four quarters of the year. The company indicated that these actions are expected to result in a charge to pre-tax income of approximately $1 billion in the second quarter, the majority of which will be incurred outside the U.S.

On April 30, 2013, the company announced that the Board of Directors approved a quarterly dividend of $0.95 per common share. The dividend is payable June 10, 2013 to shareholders of record on May 10, 2013. The dividend declaration represents an increase of $0.10 per common share, which is 12 percent higher than the prior quarterly dividend of $0.85 per common share.

On April 30, 2013, the company announced that the Board of Directors authorized $5 billion in additional funds for use in the company’s common stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2013	2012	Change
Revenue	$23,408	$24,673	(5.1)%*
Gross profit margin	45.6%	45.1%	0.6pts.
Total expense and other income	$7,072	$7,283	(2.9)%
Total expense and other income to revenue ratio	30.2%	29.5%	0.7pts.
Provision for income taxes	$574	$769	(25.4)%
Net income	$3,032	$3,066	(1.1)%
Net income margin	13.0%	12.4%	0.5pts.
Earnings per share:
Assuming dilution	$2.70	$2.61	3.4%
Basic	$2.72	$2.65	2.6%
Weighted-average shares outstanding:
Assuming dilution	1,124.0	1,174.2	(4.3)%
Basic	1,113.7	1,159.1	(3.9)%

	3/31/13	12/31/12
Assets	$117,258	$119,213	(1.6)%
Liabilities	$98,044	$100,229	(2.2)%
Equity	$19,214	$18,984	1.2%

* 3.2 percent decrease adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 56 and 57 for additional information.

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

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows the company to provide a long-term strategic view of the business going forward. For its 2015 earnings per share road map, the company is utilizing an operating view to establish its objectives and track its progress. The company’s reportable segment financial results reflect operating earnings, consistent with the company’s management and measurement system.

The following table provides the company’s non-GAAP operating earnings for the first quarter of 2013 and 2012.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2013	2012	Change
Net income as reported	$3,032	$3,066	(1.1)%
Non-operating adjustments (net of tax):
Acquisition-related charges	140	126	10.7
Non-operating retirement-related costs/(income)	204	73	180.8
Operating (non-GAAP) earnings*	$3,376	$3,265	3.4%
Diluted operating (non-GAAP) earnings per share	$3.00	$2.78	7.9%

* See page 64 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the first quarter of 2013, the company reported $23.4 billion in revenue, expanded gross and net income margins, and delivered diluted earning per share growth of 3.4 percent as reported and 7.9 percent on an operating (non-GAAP) basis. The company generated $4.0 billion in cash from operations, and $1.7 billion in free cash flow driving shareholder returns of $3.5 billion in gross common stock repurchases and dividends.

The company’s performance in the first quarter did not close in the same manner as it started. After solid profit performance in January, the company experienced a shortfall in sales execution in its Software and System z mainframe businesses which resulted in a significant amount of very profitable transactions not closing in the quarter. This impacted the first quarter financial results, but the rollover of these deals coupled with improved execution positions the company for a strong start in these businesses in the second quarter.

In the first quarter, the Global Services business performed as expected with year to year constant currency revenue performance (a decrease of 1 percent) consistent with the fourth quarter of 2012, and pre-tax income growth of 9.9 percent. In addition, the Global Services backlog increased 1.0 percent (5 percent adjusted for currency) driven by a significant amount of new business in the quarter. Within the company’s growth initiatives, compared to the first quarter of 2012, Smarter Planet revenue increased over 25 percent and cloud revenue was up over 70 percent. Business analytics revenue grew 7 percent year to year, led by double-digit growth in the business analytics content within Global Business Services. However, in the growth markets, first-quarter revenue decreased 0.6 percent as reported and increased 1 percent at constant currency year to year, below the company’s expectations. Also, in the first quarter, the company delivered strong revenue growth in several of its offerings addressing market trends, including SaaS (software as a service) and mobile which grew over 50 percent compared to the prior year leveraging the company’s organic and acquisitive investments. As these areas become a larger part of the company’s business, they will contribute more to overall revenue growth. Lastly, there were areas of the business that are in transition or have been underperforming — elements of the Power Systems, System x and Storage product lines that delivered disappointing performance in the first quarter. In these areas, the company plans to take substantial actions.

The company’s expected actions going forward will impact the balance of 2013 in several ways. First, with improved sales execution in the Software and System z mainframe businesses, the company expects operating (non-GAAP) earnings per share growth in the second quarter to be similar to the first quarter. However, given the performance in the first quarter, the company now expects to take most of its workforce rebalancing actions for the year in the second quarter as opposed to the prior year when these charges were distributed across the quarters. These actions are expected to result in a charge to pre-tax income of approximately $1 billion in the second quarter, the majority of which will be incurred outside the U.S., which will additionally impact the operating (non-GAAP) earnings per share in the quarter. In addition, like all years, the company has a number of actions planned to improve the business for the long term — acquiring and divesting businesses and rebalancing its resources. The company expects these actions to result in charges in the second quarter, as described above, and gains in the second half of the year, which the company expects to approximately offset for the full year. Therefore, taking into account operational performance, benefits from the workforce rebalancing activity and gains/charges, the company continues to expect GAAP earnings of at least $15.53 and operating (non-GAAP) earnings of at least $16.70 per diluted share for the full year 2013. This expectation is consistent with what the company disclosed in January 2013.

Revenue in the first quarter declined 5.1 percent as reported and 3.2 percent at constant currency. The company entered the quarter with a modest currency headwind, but it became more pronounced due to currency movements in the quarter, especially in the Yen. Within the company’s segments, Software revenue declined 0.5 percent, but increased 1 percent at constant currency compared to the prior year. Total Global Services revenue declined 4.0 percent (1 percent adjusted for currency) and Global Financing improved 1.9 percent (4 percent adjusted for currency) versus the first quarter of 2012. Systems and Technology revenue decreased 17.2 percent (16 percent adjusted for currency). Across all geographies, on a constant currency basis, revenue performance was led by Japan, which increased 3 percent, and the growth markets, which increased 1 percent, and grew 5 points faster than the major markets. The BRIC countries (Brazil, Russia, India and China) decreased 1 percent as reported, but increased 3 percent at constant currency led by Brazil.

The consolidated gross profit margin increased 0.6 points versus the first quarter of 2012 to 45.6 percent. The operating (non-GAAP) gross margin increased 1.0 points to 46.7 percent. Performance was driven by a combination of margin expansion in both Global Services segments, and an improving segment mix.

Total expense and other (income) decreased 2.9 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 4.4 percent compared to the first quarter of 2012. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
•	Currency *	(1)	point	(1)	point
•	Acquisitions**	2	points	2	points
•	Base expense	(4)	points	(5)	points

*                 Reflects impacts of translation and hedging programs.

**          Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

Pre-tax income declined 6.0 percent year to year and the pre-tax margin was 15.4 percent. Net income decreased 1.1 percent and the net income margin of 13.0 percent increased 0.5 points year to year. The effective tax rate for the first quarter was 15.9 percent, compared with 20.1 percent in the prior year, driven by benefits recorded to reflect changes in tax law enacted during the quarter, including the retroactive impact of the 2012 American Taxpayer Relief Act. Operating (non-GAAP) pre-tax income declined 0.7 percent year to year and the pre-tax margin was 17.4 percent, an increase of 0.8 points versus the prior year. Operating (non-GAAP) net income increased 3.4 percent and the operating (non-GAAP) net income margin of 14.4 percent increased 1.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 17.3 percent versus 20.6 percent in the first quarter of 2012.

Diluted earnings per share improved 3.4 percent reflecting the benefits of the common stock repurchase program. In the first quarter, the company repurchased 12.3 million shares of its common stock. Diluted earnings per share of $2.70 increased $0.09 from the prior year. Operating (non-GAAP) diluted earnings per share of $3.00 increased $0.22 versus the first quarter of 2012 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.14)
•	Margin expansion:	$0.23
•	Common stock repurchases:	$0.13

The contribution from margin was driven by the company’s mix to higher value, margin expansion in Global Services and the lower effective tax rate.

At March 31, 2013, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the business over the long term. Cash and marketable securities at quarter end were $11,992 million, an increase of $863 million from December 31, 2012. Key drivers in the balance sheet and total cash flows are highlighted on page 40.

Total assets decreased $1,955 million ($333 million adjusted for currency) from December 31, 2012 driven by:

•                  Decreases in total receivables ($3,247 million) and property, plant and equipment — net ($399 million); partially offset by

•                  Increased prepaid expenses and other current assets ($723 million), marketable securities ($690 million), total deferred taxes ($431 million) and cash and cash equivalents ($173 million).

Total liabilities decreased $2,185 million ($597 million adjusted for currency) from December 31, 2012 driven by:

•                  Decreases in retirement and nonpension postretirement ($1,349 million), compensation and benefits ($782 million) and accounts payable ($749 million); partially offset by

•                  Increased total deferred income ($937 million).

Total equity of $19,214 million increased $230 million from December 31, 2012 as a result of:

•                  Higher retained earnings ($2,072 million), common stock ($413 million) and decreased losses in accumulated other comprehensive income/(loss) ($293 million); partially offset by

•                  Increased treasury stock ($2,546 million) driven by share repurchases.

The company generated $4,023 million in cash flow provided by operating activities, a decrease of $269 million compared to the first quarter of 2012, driven primarily by a decline in the accounts receivable clearance rate and higher net income tax payments in the first quarter of 2013 versus 2012. Net cash used in investing activities of $1,012 million decreased $1,218 million primarily due to less cash used for acquisitions ($1,260 million), partially offset by lower net purchases of marketable securities and other investments ($421 million). Net cash used in financing activities of $2,716 million increased $400 million compared to the prior year, primarily due to lower net cash proceeds from total debt ($481 million).

First Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the first quarter of 2013 versus the first quarter of 2012 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arms-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
					Change
			Yr. to Yr.		Adjusted
(Dollars in millions)			Percent/Margin		For
For the three months ended March 31:	2013	2012	Change		Currency
Revenue:
Global Technology Services	$9,605	$10,035	(4.3)%		(2.0)%
Gross margin	36.7%	35.3%	1.5	pts.
Global Business Services	4,484	4,637	(3.3)%		(0.4)%
Gross margin	28.6%	28.0%	0.6	pts.
Software	5,572	5,600	(0.5)%		0.6%
Gross margin	87.2%	87.0%	0.3	pts.
Systems and Technology	3,106	3,749	(17.2)%		(16.4)%
Gross margin	32.3%	34.2%	(1.9	)pts.
Global Financing	499	490	1.9%		4.1%
Gross margin	45.8%	50.7%	(4.9	)pts.
Other	142	162	(12.4)%		(12.1)%
Gross margin	(158.5)%	(74.8)%	(83.6	)pts.
Total consolidated revenue	$23,408	$24,673	(5.1)%		(3.2)%
Total consolidated gross profit	$10,678	$11,118	(4.0)%
Total consolidated gross margin	45.6%	45.1%	0.6	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	94	88	6.2%
Acquisition-related charges	1	0	nm
Retirement-related costs/(income)	164	71	131.9
Operating (non-GAAP) gross profit	$10,937	$11,278	(3.0)%
Operating (non-GAAP) gross margin	46.7%	45.7%	1.0	pts.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Revenue		Pre-tax income
For the three months ended March 31:	2013	2012	2013	2012
Global Technology Services	41.3%	40.9%	35.7%	33.4%
Global Business Services	19.3	18.9	15.9	13.6
Total Global Services	60.6	59.9	51.6	46.9
Software	23.9	22.8	45.4	43.9
Systems and Technology	13.3	15.3	(9.1)	(2.4)
Global Financing	2.1	2.0	12.1	11.6
Total	100.0%	100.0%	100.0%	100.0%

Global Services

In the first quarter of 2013, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered revenue of $14,089 million, grew pre-tax profit 9.9 percent and expanded pre-tax margin 2.0 points. Total Global Services revenue decreased 4.0 percent (1 percent adjusted for currency) year to year with constant currency revenue performance in line with the fourth quarter of 2012. Revenue performance in the quarter was led by the growth markets which were up 1.5 percent (4 percent adjusted for currency), while revenue from the major markets declined 5.3 percent (3 percent adjusted for currency) year to year. The services segments had good performance in the other key growth initiatives, Smarter Planet, business analytics and cloud, which are becoming a larger part of the services business as the company continues to shift toward higher value content. Total outsourcing revenue of $6,599 million decreased 5.1 percent (3 percent adjusted for currency) and total transactional revenue of $5,720 million decreased 2.8 percent (flat adjusted for currency) year over year.

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended March 31:	2013	2012	Change	Currency
Global Services external revenue:	$14,089	$14,673	(4.0)%	(1.5)%
Global Technology Services	$9,605	$10,035	(4.3)%	(2.0)%
Outsourcing	5,558	5,904	(5.9)	(3.5)
Integrated Technology Services	2,277	2,295	(0.8)	1.6
Maintenance	1,770	1,837	(3.7)	(1.7)
Global Business Services	$4,484	$4,637	(3.3)%	(0.4)%
Outsourcing	1,041	1,049	(0.7)	2.7
Consulting and Systems Integration	3,443	3,589	(4.1)	(1.3)

Global Technology Services revenue of $9,605 million decreased 4.3 percent (2 percent adjusted for currency) in the first quarter year to year and revenue growth slowed sequentially compared to the fourth quarter of 2012. There were two major factors impacting revenue growth in the quarter. The first was a continuation of the decline in revenue from sales into existing base accounts. This activity tends to be more transactional in nature and economically sensitive. Second, revenue continued to be impacted by the work done to improve the profitability of the restructured low margin outsourcing contracts. This initiative helped improve GTS margin performance again this quarter, but is estimated to have had an impact of approximately 1 point of year-to-year revenue growth to GTS, and to Global Services in total. These impacts are primarily reflected in GTS Outsourcing revenue, which decreased 5.9 percent (3 percent adjusted for currency) in the first quarter. Integrated Technology Services (ITS) revenue of $2,277 million decreased 0.8 percent as reported, but increased 2 percent adjusted for currency, in the first quarter led by continued strength in the growth markets and the third consecutive quarter of constant currency growth in Japan.

Global Business Services revenue of $4,484 million decreased 3.3 percent (flat adjusted for currency) in the first quarter, representing an approximate 2 point sequential improvement at constant currency from the fourth quarter of 2012. On a geographic basis, year-to-year performance was led by the growth markets and Japan, while North America slowed its rate of revenue decline versus the fourth quarter of 2012. Application Outsourcing revenue decreased 0.7 percent as reported, but increased 3 percent adjusted for currency, and Consulting and Systems Integration (C&SI) revenue decreased 4.1 percent (1 percent adjusted for currency). On an offering basis, GBS had good results in its solutions that address the Digital Front Office. GBS delivered double-digit revenue growth across the growth initiatives - business analytics, Smarter Planet and cloud - in the quarter. As these initiatives become a larger part of the GBS business they will contribute more to total revenue performance. In addition, as GBS addresses the Globally Integrated Enterprise, the traditional back office solutions, its continuing to focus on improving its performance in implementation services that support the traditional packaged applications.

			Yr. to Yr.
			Percent /
(Dollars in millions)			Margin
For the three months ended March 31:	2013	2012	Change
Global Technology Services:
External gross profit	$3,529	$3,540	(0.3)%
External gross profit margin	36.7%	35.3%	1.5	pts.
Pre-tax income	$1,585	$1,480	7.1%
Pre-tax margin	16.1%	14.3%	1.8	pts.
Global Business Services:
External gross profit	$1,283	$1,301	(1.4)%
External gross profit margin	28.6%	28.0%	0.6	pts.
Pre-tax income	$703	$601	17.0%
Pre-tax margin	15.1%	12.5%	2.6	pts.

GTS gross profit margin improved 1.5 points to 36.7 percent with margin expansion across all lines of business. Pre-tax income increased 7.1 percent to $1,585 million and the pre-tax margin expanded 1.8 points to 16.1 percent, versus the first quarter of 2012. Margin expansion in the quarter was driven by continued efficiency improvements, primarily through the company’s enterprise productivity initiatives, and lower workforce rebalancing charges.

GBS gross profit decreased 1.4 percent in the first quarter and the gross profit margin improved 0.6 points versus the prior year. GBS pre-tax income of $703 million improved 17.0 percent year to year with a pre-tax margin of 15.1 percent, an improvement of 2.6 points. The improved year-to-year profit was driven primarily by continued benefit from the company’s enterprise productivity initiatives, lower workforce rebalancing charges and improved contract performance.

Global Services Backlog

The estimated Global Services backlog at March 31, 2013 was $141 billion, an increase of 1.0 percent (5 percent adjusted for currency) compared to the March 31, 2012 balance, and flat (increase of 3 percent adjusted for currency) compared to the December 31, 2012 amount. The year-to-year backlog growth was primarily driven by new business in the quarter, and both the transactional and outsourcing businesses had backlog growth. The company signed 22 deals greater than $100 million in the first quarter of 2013, including large transformational deals in every geography. The vast majority of the 22 deals were signed in the major markets and nearly half of those were new services contracts. These deals contributed to growth in the major markets backlog which was up 3 percent at constant currency (down 0.5 percent as reported) and increased for the first time since December 2010. The total estimated growth markets backlog at March 31, 2013 increased 7.1 percent (10 percent adjusted for currency) year to year. The estimated transactional backlog at March 31, 2013 increased 6.0 percent (9 percent adjusted for currency) and the estimated outsourcing backlog increased 0.2 percent (4 percent adjusted for currency), respectively, from the March 31, 2012 levels.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2013	2012	Change	Currency
Backlog:
Total backlog	$140.8	$139.4	1.0%	4.6%
Outsourcing backlog	$91.0	$90.8	0.2%	4.1%

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

				Yr. to Yr.
				Percent
				Change
			Yr. to Yr.	Adjusted
(Dollars in millions)			Percent	For
For the three months ended March 31:	2013	2012	Change	Currency
Total signings:	$16,930	$11,776	43.8%	48.3%
Outsourcing signings	$10,732	$5,456	96.7%	103.4%
Transactional signings	6,198	6,319	(1.9)	0.7

Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2013	2012	Change	Currency
Software external revenue:	$5,572	$5,600	(0.5)%	0.6%
Middleware:	$4,547	$4,539	0.2%	1.2%
Key branded middleware:	3,504	3,469	1.0	2.1
WebSphere Family			5.7	6.6
Information Management			(1.8)	(0.8)
Social Workforce Solutions*			7.6	9.1
Tivoli			1.4	2.6
Rational			(2.0)	(0.7)
Other middleware	1,044	1,070	(2.5)	(1.5)
Operating systems	578	590	(2.1)	(0.9)
Other	447	471	(5.1)	(4.2)

* Formerly Lotus

Software revenue of $5,572 million decreased 0.5 percent as reported, but increased 1 percent at constant currency in the first quarter of 2013 with constant currency growth led by Websphere, Social Workforce Solutions and Tivoli. Revenue performance was impacted by a number of large transactions that did not close in the first quarter, but the rollover of these deals positions the business for a strong start in the second quarter.

Key branded middleware revenue increased 1.0 percent (2 percent adjusted for currency) year to year as the software business continued to be the leader in the middleware market. The quarter included good performance in the key areas of smarter commerce, social business, security and storage management.

WebSphere revenue increased 5.7 percent (7 percent adjusted for currency) in the first quarter year to year. For the twelfth consecutive year, Gartner designated the company the worldwide market share leader in the application infrastructure and middleware segment. Revenue performance included strong double-digit growth in Smarter Commerce and Smarter Cities, as the company leveraged its organic and acquisitive investments. The SaaS offerings contributed to the strong first quarter performance. In the quarter, to address the emerging opportunity around enterprise mobile computing, the company introduced MobileFirst, which combines deep mobile expertise with cloud-based services.

Information Management revenue decreased 1.8 percent (1 percent adjusted for currency) in the first quarter of 2013 and held share. Information Management was the brand most impacted by the key transactions that did not close in the first quarter.

Tivoli revenue increased 1.4 percent (3 percent adjusted for currency) in the first quarter of 2013 driven by its security and storage offerings. Tivoli security revenue increased 13 percent (15 percent adjusted for currency) driven by Security Intelligence and the Identity and Access Management products. Security Intelligence, which more than doubled in the first quarter, provides solutions to help clients identify threats more quickly, prioritize risks more effectively and automate compliance activities. Identity and Access Management, which increased at a double-digit rate in the quarter, allows organizations to mitigate risks by controlling and monitoring user access, which is even more critical as information technology infrastructures become more interconnected. Tivoli storage, which enables customers to manage their rapidly growing data, was up 10 percent (11 percent adjusted for currency) year to year.

Social Workforce Solutions (formerly Lotus) revenue, which includes the recently acquired Kenexa business, increased 7.6 percent (9 percent adjusted for currency) in the first quarter. The company began building a social business platform several years ago, and has been ranked as the top enterprise social software vendor for three consecutive years by International Data Corporation (IDC).

Rational revenue decreased 2.0 percent (1 percent adjusted for currency) year to year in the first quarter.

Operating systems revenue decreased 2.1 percent (1 percent adjusted for currency) when compared to the first quarter of 2012.

Other software revenue decreased 5.1 percent (4 percent adjusted for currency) primarily driven by declines in software-related services.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2013	2012	Change
Software:
External gross profit	$4,860	$4,870	(0.2)%
External gross profit margin	87.2%	87.0%	0.3	pts.
Pre-tax income	$2,014	$1,945	3.5%
Pre-tax margin	31.5%	30.2%	1.2	pts.

The Software gross profit margin improved 0.3 points to 87.2 percent year to year. Software delivered pre-tax income of $2,014 million in the first quarter, a growth of 3.5 percent compared to the first quarter of 2012, with a pre-tax margin of 31.5 percent, an improvement of 1.2 points.

Systems and Technology

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2013	2012	Change	Currency
Systems and Technology external revenue:	$3,106	$3,749	(17.2)%	(16.4)%
System z			7.0%	7.9%
Power Systems			(31.9)	(31.3)
System x			(9.1)	(8.3)
Storage			(11.4)	(10.1)
Total Systems excluding RSS			(13.4)	(12.5)
Microelectronics OEM			(16.1)	(16.0)
Total Systems and Technology excluding RSS			(13.9)	(13.1)
Retail Stores Solutions (Divested)			(99.3)	(99.3)

Systems and Technology revenue decreased 17.2 percent (16 percent adjusted for currency) in the first quarter of 2013 versus the same period in 2012. Adjusting for the divested Retail Store Solutions (RSS) business, revenue declined 13.9 percent (13 percent adjusted for currency). The company continues to deliver good performance in the System z mainframe business despite the sales execution issues in the first quarter. However, weakness in Power Systems, System x and Storage resulted in the overall decline. This revenue performance is not what the company expected this quarter. The results were impacted by product transitions and the company’s own execution. The company expects to improve its revenue performance in the second quarter and return to profitability — excluding any second quarter workforce rebalancing charges.

System z revenue increased 7.0 percent (8 percent adjusted for currency) in the first quarter of 2013 versus the first quarter of 2012. MIPS (millions of instructions per second) shipments increased 27 percent in the first quarter of 2013 versus the same period of 2012 and more than half of the MIPS volumes were from specialty engines which increased more than 65 percent. Within the specialty engines, Java was up 70 percent, Database 24 percent and Linux nearly doubled. As the company closes large transactions that rolled over from the first quarter, the company expects to deliver double-digit revenue growth in the System z business in the second quarter.

The company continues to see gains in PureSystems, its expert integrated systems. The company has completed its first 12 months of operations for PureSystems, and has sold over 4,000 systems in over 90 countries.

Power Systems revenue decreased 31.9 percent (31 percent adjusted for currency) in the first quarter of 2013 versus the first quarter of 2012. The decrease was driven by the High Performance Computing business, where the company had strong performance in the prior year, and the impact of the transition to Power 7+. From a broader perspective, the company is by far the leader in the UNIX opportunity. The company is expanding its Power platform to address the Linux opportunity.  This opportunity is of similar size to UNIX, but growing faster.  The company has already had some key successes, with wins this quarter in China and in Europe. The company’s Watson system is based on Power Linux. While this will take time to mature, it provides an opportunity for future growth.

System x revenue decreased 9.1 percent (8 percent adjusted for currency) in the first quarter of 2013 versus the first quarter of 2012.  High-end System x revenue decreased 8 percent (8 percent adjusted for currency) in the first quarter of 2013 versus the prior year period.

Storage revenue decreased 11.4 percent (10 percent adjusted for currency) in the first quarter versus the comparable period in 2012. The company had strong growth in its new midrange products, as the Storwize products grew over 50 percent, replacing older OEM products. The value in storage solutions continues to shift to software, as storage software revenue, which is reported in Tivoli, increased 11 percent adjusted for currency, in the first quarter compared to the prior year.

Microelectronics OEM revenue decreased 16.1 percent (16 percent adjusted for currency) in the first quarter of 2013 versus the comparable period of 2012.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2013	2012	Change
Systems and Technology:
External gross profit	$1,003	$1,281	(21.7)%
External gross profit margin	32.3%	34.2%	(1.9	)pts.
Pre-tax income	$(405)	$(105)	(286.7)%
Pre-tax margin	(12.5)%	(2.7)%	(9.9	)pts.

Systems and Technology’s gross profit margin decreased 1.9 points in the first quarter of 2013 versus the prior year. The decrease was driven by margin declines in System x (1.6 points), Microelectronics (1.0 points) and Power Systems (0.2 points). These declines were partially offset by improvement due to revenue mix (0.7 points) and margin improvement in Storage (0.2 points).

Systems and Technology’s pre-tax income decreased $300 million to a loss of $405 million in the first quarter of 2013 when compared to the prior year. Pre-tax margin declined 9.9 points in the first quarter of 2013 versus the first quarter of 2012.

Global Financing

See pages 59 to 64 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2013	2012	Change	Currency
Total Revenue	$23,408	$24,673	(5.1)%	(3.2)%
Geographies:	$22,981	$24,164	(4.9)%	(3.0)%
Americas	10,042	10,477	(4.1)	(3.4)
Europe/Middle East/Africa (EMEA)	7,278	7,578	(4.0)	(4.0)
Asia Pacific	5,661	6,109	(7.3)	(1.0)

Major markets			(6.1)%	(4.2)%
Growth markets			(0.6)%	1.2%
BRIC countries			(1.0)%	2.6%

Total geographic revenue decreased 4.9 percent (3 percent adjusted for currency) in the first quarter of 2013; excluding the divested RSS business, revenue decreased 4.3 percent as reported, and 2 percent at constant currency compared to the prior year. Revenue declines in the major markets were partially offset by a modest increase in the growth markets, adjusted for currency.

Across all geographies, growth markets revenue decreased 0.6 percent as reported, but increased 1 percent at constant currency in the first quarter: 5 points faster than the major markets. Within the BRIC countries of Brazil, Russia, India and China, combined revenue decreased 1.0 percent as reported, but increased 3 percent at constant currency led by Brazil. China and Russia revenue declined modestly year to year in the first quarter, with China performance impacted by weakness in large deals, a slowdown in low-end and midrange products and the changes in the Chinese government which had an impact through the provinces and state-owned businesses.

Americas revenue decreased 4.1 percent (3 percent adjusted for currency) in the first quarter of 2013. Within the major market countries, the U.S. was down 5.4 percent, driven by a year-to-year decrease in the U.S. Federal business of 13.4 percent. Canada was down 8.2 percent (7 percent adjusted for currency) compared to strong year-to-year growth of 9 percent at constant currency in the first quarter of 2012. Revenue in the Latin America growth markets increased 7.4 percent (14 percent adjusted for currency) led by growth in Brazil of 1.8 percent (11 percent adjusted for currency) and Mexico of 12.3 percent (12 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 4.0 percent (4 percent adjusted for currency) year to year in the first quarter of 2013. Most of the major market countries declined year to year with the UK down 10.0 percent (9 percent adjusted for currency), Germany 4.3 percent (5 percent adjusted for currency), France 3.0 percent (4 percent adjusted for currency) and Italy 2.5 percent (3 percent adjusted for currency). Spain returned to modest growth in the first quarter, up 2.0 percent (1 percent adjusted for currency) year to year. The EMEA growth markets increased 2.3 percent (5 percent at constant currency).

Asia Pacific revenue decreased 7.3 percent (1 percent adjusted for currency) year over year. The Asia Pacific growth markets decreased 4.0 percent (4 percent adjusted for currency), with China down 1.6 percent (3 percent adjusted for currency) and India down 3.4 percent as reported, but up 4 percent at constant currency. Japan revenue decreased 11.8 percent as reported, but was up 3 percent at constant currency. This was the second consecutive quarter of constant currency revenue growth in Japan, reflecting the stabilization of the company’s business in the country.

OEM revenue of $426 million in the first quarter of 2013 decreased 16.3 percent (16 percent adjusted for currency) year to year, driven by the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Total consolidated expense and other (income)	$7,072	$7,283	(2.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	(90)	(78)	15.1
Acquisition-related charges	(9)	(7)	39.2
Non-operating retirement-related (costs)/income	(120)	(32)	nm
Total operating (non-GAAP) expense and other (income)	$6,853	$7,166	(4.4)%
Total consolidated expense-to-revenue ratio	30.2%	29.5%	(0.7	)pts.
Operating (non-GAAP) expense-to-revenue ratio	29.3%	29.0%	(0.2	)pts.

nm - not meaningful

Total expense and other (income) decreased 2.9 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 4.4 percent compared to the first quarter of 2012. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total	Operating
	Consolidated	(non-GAAP)
• Currency *	(1) point	(1) point
• Acquisitions**	2 points	2 points
• Base expense	(4) points	(5) points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,759	$4,922	(3.3)%
Advertising and promotional expense	323	316	2.4
Workforce rebalancing charges	20	226	(91.3)
Retirement-related costs	264	217	22.0
Amortization of acquired intangible assets	90	78	15.1
Stock-based compensation	99	119	(16.9)
Bad debt expense	23	10	140.2
Total consolidated selling, general and administrative expense	$5,577	$5,886	(5.2)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(90)	(78)	15.1
Acquisition-related charges	(3)	(6)	(54.8)
Non-operating retirement-related (costs)/income	(104)	(36)	186.6
Operating (non-GAAP) selling, general and administrative expense	$5,381	$5,766	(6.7)%

Total Selling, general and administrative (SG&A) expense decreased 5.2 percent (4 percent adjusted for currency) in the first quarter of 2013 versus the first quarter of 2012. The decrease was driven by lower base expense (6 points) and the effects of currency (1 point), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 6.7 percent (5 percent adjusted for currency) primarily driven by lower base expense (7 points) and the effects of currency (1 point), partially offset by acquisition-related spending (1 point). Workforce rebalancing charges decreased $206 million in the first quarter of 2013, as a result of actions taken by the company in the first quarter of 2012. Bad debt expense increased $13 million in the first quarter of 2013. The accounts receivable provision coverage was 1.5 percent at March 31, 2013, an increase of 10 basis points from year-end 2012.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(415)	$(71)	nm %
(Gains)/losses on derivative instruments	402	60	nm
Interest income	(23)	(31)	(24.5)
Net (gains)/losses from securities and investment assets	(5)	(6)	(25.9)
Other	(19)	(11)	80.1
Total consolidated other (income) and expense	$(60)	$(58)	3.8%
Non-operating adjustment:
Acquisition-related charges	(7)	(1)	nm
Operating (non-GAAP) other (income) and expense	$(67)	$(59)	13.9%

nm — not meaningful

Other (income) and expense was income of $60 million and $58 million in the first quarter of 2013 and 2012, respectively. The increase in income of $2 million in the first quarter of 2013 was primarily driven by higher gains from foreign currency transactions ($344 million) due to foreign currency rate volatility year to year, partially offset by increased losses on derivative instruments ($341 million).

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Total consolidated research, development and engineering	$1,644	$1,601	2.7%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(16)	4	nm
Operating (non-GAAP) research, development and engineering	$1,628	$1,605	1.4%

nm - not meaningful

The company continues to invest in research and development, focusing its investments on high value, high growth opportunities and to extend its technology leadership. Total Research, development and engineering (RD&E) expense increased 2.7 percent in the first quarter of 2013 versus the first quarter of 2012 primarily driven by: acquisitions (up 3 points) and base expense (up 1 point), while currency impacts were essentially flat. Operating (non-GAAP) RD&E expense increased 1.4 percent in the first quarter of 2013 compared to the prior year, primarily driven by acquisitions (up 3 points), partially offset by base expense (down 1 point), while currency impacts were essentially flat.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$45	$67	(32.6)%
Licensing/royalty-based fees	49	66	(26.1)
Custom development income	89	123	(27.3)
Total	$183	$255	(28.4)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the first quarter of 2013 and 2012.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Interest expense	$94	$110	(14.4)%

The decrease in interest expense for the first quarter of 2013 versus the same period of 2012 was primarily driven by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See pages 62 and 63 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the first quarter of 2013 was $244 million, a decrease of $8 million year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2013	2012	Change
Retirement-related plans — cost:
Service cost	$143	$124	15.3%
Amortization of prior service cost/(credits)	(30)	(37)	(20.8)
Cost of defined contribution plans	357	427	(16.3)
Total operating costs	$470	$513	(8.4)%
Interest cost	$936	$1,066	(12.2)%
Expected return on plan assets	(1,552)	(1,593)	(2.6)
Recognized actuarial losses	869	606	43.5
Plan amendments/curtailments/settlements	0	1	nm
Multi-employer plan/other costs	30	23	30.6
Total non-operating costs/(income)	$283	$102	176.6%
Total retirement-related plans — cost	$754	$616	22.4%

nm — not meaningful

In the first quarter, total retirement-related plans cost increased by $138 million compared to the first quarter of 2012, primarily driven by an increase in recognized actuarial losses ($264 million) and lower expected return on plan assets ($42 million), partially offset by lower interest cost ($131 million) and lower defined contribution plans cost ($70 million).

As discussed in the “Snapshot” on pages 37 and 38, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter were $470 million, a decrease of $43 million compared to the first quarter of 2012, primarily driven by lower defined contribution plans cost ($70 million), partially offset by higher service cost ($19 million). Non-operating costs of $283 million increased $181 million in the first quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($264 million) and lower expected return on plan assets ($42 million), partially offset by lower interest cost ($131 million).

See Note 8, “Retirement-Related Benefits,” on pages 28 and 29 for additional plan cost detail.

Taxes

The effective tax rate for the first quarter of 2013 was 15.9 percent compared to an effective tax rate of 20.1 percent for the first quarter of 2012. The operating (non-GAAP) tax rate for the first quarter of 2013 was 17.3 percent compared to 20.6 percent for the first quarter of 2012.

The decline in the rate year to year was primarily due to an increased benefit from discrete period tax events in the first quarter of 2013 versus the first quarter of 2012. The rate in the first quarter of 2013 was impacted by a benefit associated with the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million) and a benefit resulting from newly enacted state legislation (approximately $125 million). The rate in the first quarter of 2012 reflected a one-time benefit associated with a tax restructuring in Latin America (approximately $165 million).

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

The amount of unrecognized tax benefits at December 31, 2012 decreased by $91 million in the first quarter of 2013 to $5,581 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5,005 million at March 31, 2013.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,273 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability. In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The company’s latest brief was filed in February 2013, with the next court hearing scheduled for July 2013.

At March 31, 2013, the company has recorded $467 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian tax authorities. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

In the fourth quarter of 2011, the IRS commenced its audit of the company’s U.S. tax returns for 2008 through 2010. The company anticipates that this audit will be completed by the end of 2013.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2013	2012	Change
Earnings per share of common stock:
Assuming dilution	$2.70	$2.61	3.4%
Basic	$2.72	$2.65	2.6%
Diluted operating (non-GAAP)	$3.00	$2.78	7.9%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,124.0	1,174.2	(4.3)%
Basic	1,113.7	1,159.1	(3.9)%

Actual shares outstanding at March 31, 2013 were 1,108.8 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter 2013 was 50.2 million lower than the same period in 2012, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At March 31, 2013, the company’s balance sheet and liquidity positions remain strong to support the business over the long term. Cash and marketable securities at quarter end were $11,992 million and the company had no holdings of European sovereign debt securities. Total debt of $33,397 million increased $128 million from prior year-end levels driven by new debt issuances of $2,685 million, partially offset by a decline of $1,500 million in commercial paper and retirements of $857 million. The company continues to have substantial flexibility in the market. In the first three months of 2013, the company generated $4,023 million in cash from operations, a decrease of $269 million compared to the three months of 2012. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s strong cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 59, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Current assets	$48,949	$49,433
Current liabilities	42,122	43,625
Working capital	$6,827	$5,807

Current ratio	1.16:1	1.13:1

Working capital increased $1,019 million from the year-end 2012 position. The key changes are described below:

Current assets decreased $484 million (an increase of $308 million adjusted for currency), due to:

•                  A decline of $2,381 million ($1,821 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances,  partially offset by;

•                  An increase in cash and cash equivalents and marketable securities of $863 million ($984 million adjusted for currency) (see cash flow analysis below);

•                  An increase of $723 million ($784 million adjusted for currency) in prepaid expenses and other, primarily due to:

•                  An increase of $454 million in various prepaid expenses and other assets (taxes, maintenance, insurance); and

•                  An increase of $268 million in derivative assets and corresponding collateral primarily as a result of changes in foreign currency rates.

•                  An increase in inventories of $134 million ($146 million adjusted for currency) primarily in Systems and Technology; and

•                  An increase in deferred taxes of $177 million ($215 million adjusted for currency) primarily driven by reclasses to taxes payable.

Current liabilities decreased $1,503 million ($795 million adjusted for currency), as a result of:

•                  A decrease of $782 million ($704 million adjusted for currency) in compensation and benefits primarily due to employee bonus payments;

•                  A decrease in accounts payable of $749 million ($645 million adjusted for currency) reflecting declines from typically higher year-end balances;

•                  A decrease in short term debt of $457 million ($342 million adjusted for currency) (see debt analysis on page 54); and

•                  A decrease in other accrued expenses and liabilities of $264 million ($163 million adjusted for currency) driven by derivatives, partially offset by

•                  An increase in deferred income of $1,019 million ($1,275 million adjusted for currency) primarily due to Software and Global Services customer contracts.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2013	2012
Net cash provided by/(used in):
Operating activities	$4,023	$4,291
Investing activities	(1,012)	(2,230)
Financing activities	(2,716)	(2,316)
Effect of exchange rate changes on cash and cash equivalents	(121)	167
Net change in cash and cash equivalents	$173	$(87)

Net cash from operating activities decreased by $269 million as compared to the first three months of 2012 driven by the following factors:

•                  A decrease in cash provided by receivables of $889 million driven by a decline in the accounts receivable clearance rate; and

•                  An increase in income taxes paid of $155 million; partially offset by

•                  A decrease in cash used for vendor payables of $487 million; and

•                  Cash savings from the deferral of the 401(k) company matching contribution of $244 million.

Net cash used in investing activities decreased $1,218 million driven by:

•                  A net decrease of $1,271 million in cash used for acquisitions/divestitures; and

•                  A net decrease of  $273 million in cash used for capital investments, partially offset by

•                  An increase of $421 million in cash used for net purchases of marketable securities and other investments.

Net cash used in financing activities increased $400 million as compared to the first three months of 2012 driven by the following factors:

•                  Decreased cash from net debt activity of $481 million; and

•                  An increase in dividend payments of $78 million; partially offset by

•                  A decrease of $159 million of net cash used for common stock transactions.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Noncurrent assets	$68,310	$69,780
Long-term debt	24,672	24,088
Noncurrent liabilities (excluding debt)	31,250	32,516

The decrease in noncurrent assets of $1,471 million (a decrease of $641 million adjusted for currency) was driven by:

•                  A decrease of $866 million in financing receivables ($683 million adjusted for currency), and

•                  A decrease in plant, rental machines and other — net of $399 million ($198 million adjusted for currency) driven by lower capital expenditures.

Long-term debt increased by $585 million ($730 million adjusted for currency) primarily driven by new debt issuances of $2,039 million, partially offset by reclasses to short-term debt of $1,350 million.

Other noncurrent liabilities, excluding debt, decreased $1,266 million ($532 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension benefit obligations of $1,349 million ($852 million adjusted for currency); partially offset by

•                  An increase of $164 million ($297 million adjusted for currency) in other noncurrent liabilities primarily due to an increase in tax related liabilities.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Total company debt	$33,397	$33,269
Total Global Financing segment debt	$25,214	$24,501
Debt to support external clients	22,034	21,583
Debt to support internal clients	3,180	2,919

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on pages 62 and 63.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 34.3 percent at March 31, 2013 compared to 36.1 percent at December 31, 2012. The decrease was primarily driven by a decrease in non-Global Financing debt of $584 million and an increase in non-Global Financing equity of $204 million from December 31, 2012 balances.

Consolidated debt-to-capitalization ratio at March 31, 2013 was 63.5 percent versus 63.7 percent at December 31, 2012.

Equity

Total equity increased by $230 million from December 31, 2012 as a result of an increase in retained earnings of $2,072 million, an increase of $413 million in common stock and lower accumulated other comprehensive losses of $293 million, partially offset by an increase in treasury stock of $2,546 million related to gross common stock repurchases in the first three months of 2012.

Looking Forward

The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance.

In May 2010, the company met with investors and introduced a road map for earnings per share in 2015. The objective of the road map for growth is to achieve at least $20 of operating (non-GAAP) earnings per diluted share in 2015. The company has identified the major drivers of financial performance: revenue growth, margin expansion and common stock share repurchase. The revenue growth will come from a combination of base revenue growth, a shift to faster growing businesses and from acquisitions closed between 2010 and 2015. The contribution from margin expansion will be driven by the mix of higher margin businesses and enterprise productivity. The company will also continue to return value to its shareholders, with approximately $50 billion of gross share repurchases and $20 billion of dividends expected during the road map period.

Looking forward, the company expects to continue its transformation in 2013. The company will continue to acquire key capabilities, divest of certain businesses, rebalance its workforce and invest in innovation. The company continues to retool its skills and offerings to shift to higher value content and meet its clients’ needs. The company’s expectation for 2013 includes all these factors. In January 2013, on that basis, the company disclosed that it is expecting GAAP earnings of at least $15.53 and operating (non-GAAP) earnings of at least $16.70 per diluted share for the full year 2013. The operating (non-GAAP) earnings per share expectation excludes acquisition-related charges of $0.48 per share and non-operating retirement-related costs of $0.69 per share. This expectation results in an increase year to year of 8 percent in GAAP earnings per share and an increase of 10 percent year to year in operating (non-GAAP) earnings per share which keeps the company on track to its 2015 objective.

In the first quarter, the company delivered earnings per share growth of 3.4 percent as reported and 7.9 percent on an operating (non-GAAP) basis. The quarter did not end as it had started, and the company will take several actions going forward to gets its performance back on track. The company will focus on improving its sales execution to close the rollover deals in the Software and System z mainframe businesses, and to recover the company’s position in the growth markets.  The company expects to take most of its workforce rebalancing actions for the year in the second quarter, which will begin to yield benefits earlier in the second half of the year. These actions are expected to result in a charge to pre-tax income of approximately $1 billion in the second quarter.  The company also expects to have gains in the second half of the year, which the company expects to approximately offset for the full year. The company will also take actions to improve its underperforming businesses including expanding its Power Systems platform to address the Linux opportunity, and by leveraging its investments in flash memory and mid-range storage solutions. The company expects that some of these actions will yield benefits more quickly, while others will impact the business over time. In addition to these actions, the company will continue to deliver on the core elements of its business model, as it continues to shift to higher value, leverage its key growth initiatives, drive productivity across the enterprise, invest in innovation and return value to shareholders. For the full year of 2013, taking into account its operational performance, benefits from the workforce rebalancing activity and gains/charges, the company continues to expect to deliver GAAP earnings of at least $15.53 and operating (non-GAAP) earnings of at least $16.70 per diluted share consistent with the expectation that it disclosed in January 2013.  On a quarterly basis, the company expects second quarter operating (non-GAAP) earnings per share growth to be similar to the first quarter before the impact of the charges related to the workforce rebalancing actions. In the second half of 2013, excluding the expected gains, the company expects improved earnings per share growth in the third quarter, with additional improvement in the fourth quarter to double digit growth versus the prior year. Therefore, excluding the expected second quarter workforce rebalancing charge and second half gains, the company remains confident that it can achieve operating (non-GAAP) earnings per share growth of 9.5 percent for the year to drive at least $16.70 of operating (non-GAAP) earnings per share for the full year 2013.

From a segment perspective, the Global Services business delivered revenue and pre tax profit consistent with the company’s expectations in the first quarter. In addition, total services signings at constant currency increased 48 percent, driving a 5 percent constant currency improvement in the services backlog. With the improvement in backlog and continued opportunity, the company expects both Global Services segments to deliver revenue growth of approximately 2 percent at constant currency in the second half of 2013. In the second quarter of 2013, the company expects the Software business to deliver double-digit revenue growth in its key branded middleware as it closes on the transactions that rolled over from the first quarter, which should drive total Software revenue growth in the mid single digits at constant currency. Within Systems and Technology, the company expects the System z business to deliver double-digit revenue growth in the second quarter driven by closing the large transactions that did not complete in the first quarter. Overall, the company expects the System and Technology business to improve its revenue performance in the second quarter and return to profitability, excluding any charges from the expected workforce rebalancing activity. From a geographic perspective, the company expects improved revenue performance from the growth markets in the second quarter, with expected constant currency revenue growth in the mid single-digits when compared to the second quarter of 2012.

Currency movements, particularly the depreciation of the Yen, impacted the company’s year to year revenue and earnings per share growth in the first quarter. Looking forward, at current spot rates, the company expects a 2 point impact from currency on reported revenue in the second quarter and for the full year. In addition, given the local content of the company’s services business in Japan, the company has limited ability to hedge cross border cash flows in this country. As a result, the company expects continued impacts from currency movements in the Yen in the second quarter and estimates that this could impact earnings per share in the second quarter of 2013 by approximately $0.10.

The economy could impact the credit quality of the company’s receivables, and therefore the allowance for credit losses. The company will continue to apply its rigorous credit policies and analysis, and will also continue to monitor the current economic environment, particularly in Europe. Total receivables in Portugal, Italy, Ireland, Greece and Spain were approximately $2.6 billion, net of allowances, and represented approximately 8 percent of total net trade and financing accounts receivables at March 31, 2013. The company will continue to monitor potential exposures in these countries in conjunction with the application of its credit policies.

The company expects 2013 pre-tax retirement-related plan cost to be approximately $3.1 billion, an increase of approximately $700 million compared to 2012. This estimate reflects current pension plan assumptions at December 31, 2012. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.9 billion, an increase of approximately $100 million versus 2012. Non-operating retirement-related plan cost is expected to be approximately $1.1 billion, an increase of approximately $600 million, compared to 2012.

The company’s effective tax rate for the first quarter of 2013 benefitted from the recognition of discrete period tax events. The company expects in the normal course of business that its effective tax rate and operating (non-GAAP) tax rate will be approximately 25 percent for the next three quarters of 2013, and approximately 24 percent for the full year. The rate will change year to year based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

The company’s free cash flow performance in the first quarter compared to the prior year was impacted by cash tax payments. Going forward, the company expects to face an increasing year to year impact on free cash flow from cash tax payments. This year to year impact, which was approximately $200 million in the first quarter, is expected to be approximately $900 million in the second quarter and approximately $2.4 billion for the full year 2013. The company does expect free cash flow to increase year to year excluding the impacts from cash tax payments, but, overall, the company does not expect to be able to overcome the additional $2.4 billion of cash tax payments. In addition, as a result of increased tax payments, overtime the company expects its cash tax rate will continue to converge with its effective tax rate.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At March 31, 2013, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2012. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2012 Annual Report in Note D, “Financial Instruments,” on pages 94 to 98.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Currency movements, particularly the depreciation of the Yen, impacted the company’s year-to-year revenue and earnings per share growth in the first quarter. Based on the currency rate movements in the first three months of 2013, total revenue decreased 5.1 percent as reported and decreased 3.2 percent at constant currency versus the first three months of 2012. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $70 million in the first three months of 2013. The same mathematical exercise resulted in an increase of approximately $45 million in the first three months of 2012. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

Looking forward, at current spot rates, the company expects a two point impact from currency on reported revenue in the second quarter and for the full year. In addition, given local content of the company’s services business in Japan, the company has limited ability to hedge cross border cash flows in the country. As a result, the company expects continued impacts from currency movements in the Yen in the second quarter and estimates that this could impact earnings per share in the second quarter of 2013 by approximately $0.10.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars. The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. The SITME rate remained constant throughout 2012 and 2011. In February 2013, the SITME rate was eliminated, and the official rate was set at 6.3 bolivars fuerte (BsF) to the U.S. dollar. This devaluation did not have a material impact given the size of the company’s operations in Venezuela (less than 1 percent of total 2011 and 2012 revenue, respectively).

Liquidity and Capital Resources

In the company’s 2012 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2013, those amounts are $4.0 billion for net cash from operating activities, $12.0 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2013 appear in the table below. The other agency ratings remain unchanged from December 31, 2012. The company’s debt securities do not contain any acceleration clauses which could change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments there under in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2013, the fair value of those instruments that were in a liability position was $296 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The table appearing on page 57 of the company’s 2012 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 53. The following is management’s view of cash flows for the first three months of 2013 and 2012 prepared in a manner consistent with the table and description on pages 56 and 57 of the company’s 2012 Annual Report:

(Dollars in millions)
For the three months ended March 31:	2013	2012
Net cash from operating activities per GAAP:	$4,023	$4,291
Less: the change in Global Financing receivables	1,597	1,424
Net cash from operating activities, excluding Global Financing receivables	2,425	2,867
Capital expenditures, net	(729)	(1,002)
Free cash flow	1,696	1,865
Acquisitions	(58)	(1,319)
Divestitures	10	—
Share repurchase	(2,593)	(3,015)
Dividends	(948)	(870)
Non-Global Financing debt	(717)	657
Other (includes Global Financing receivables and Global Financing debt)	3,473	3,094
Change in cash, cash equivalents and short-term marketable securities	$863	$413

Free cash flow for the first three months of 2013 decreased $169 million versus the first three months of 2012. The decrease was driven by a decline in the company’s accounts receivable clearance rate and an increase in cash tax payments, partially offset by a benefit associated with the timing of the company’s funding of its 401(k) Plus Plan and lower capital spending. Also, in the first three months of 2013, $3,541 million was returned to shareholders through gross share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2012 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 32 to 35 of this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $700 million in 2013. Financial market performance and/or further weakening in the European sovereign debt credit environment in 2013 could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

The company’s U.S. cash flows continue to be sufficient to fund its current domestic operations and obligations, including investing and financing activities such as dividends and debt service. The company’s U.S. operations generate substantial cash flows, and, in those circumstances where the company has additional cash requirements in the U.S., the company has several liquidity options available. These options may include the ability to borrow additional funds at reasonable interest rates, utilizing its committed global credit facility, repatriating certain foreign earnings and utilizing intercompany loans with certain foreign subsidiaries.

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

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
External revenue	$499	$490
Internal revenue	541	485
Total revenue	1,040	975
Cost	325	303
Gross profit	$715	$672
Gross profit margin	68.7%	68.9%
Pre-tax income	$538	$512
After-tax income*	$364	$343
Return on equity*	41.5%	41.5%

* See page 63 for the details of the after-tax income and the return on equity calculation.

The increase in revenue in the first quarter, as compared to the same period in 2012, was due to:

•                  Growth in external revenue of 1.9 percent (up 4 percent adjusted for currency), due to an increase in used equipment sales revenue (up 23.2 percent to $120 million), partially offset by a decrease in financing revenue (down 3.4 percent to $378 million); and

•                  Growth in internal revenue of 11.6 percent, due to an increase in used equipment sales revenue (up 25.8 percent to $433 million), partially offset by a decrease in financing revenue (down 23.2 percent to $108 million).

The decrease in external financing revenue was due to a decrease in remarketing lease revenue and lower asset yields. The decrease in internal financing revenue was due to lower asset yields and a decrease in average asset balance.

Global Financing gross profit increased 6.4 percent compared to the same period in 2012 due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit. The gross profit margin decreased 0.2 points compared to the prior year due to a shift in mix toward lower margin used equipment sales, partially offset by an increase in the financing margin.

Global Financing pre-tax income increased 5.0 percent to $538 million compared to the same period in 2012 due to higher gross profit ($43 million) and a decrease in other expenses ($1 million), partially offset by increases in financing receivables provisions ($13 million) and selling, general and administrative expenses ($6 million). The increase in financing receivables provisions was due to higher reserve requirements.

Return on equity was flat in the first quarter of 2013 compared to the prior year. The increase in after-tax income was fully offset by a higher average equity balance.

Financial Position

Balance Sheet

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$1,349	$1,380
Net investment in sales-type and direct financing leases	9,731	10,008
Equipment under operating leases:
External clients (a)	1,149	1,273
Internal clients (b) (c)	0	25
Client loans	12,368	13,121
Total client financing assets	23,248	24,428
Commercial financing receivables	6,025	7,755
Intercompany financing receivables (b) (c)	4,267	4,328
Other receivables	370	459
Other assets	615	533
Total assets	$35,875	$38,882
Intercompany payables (b)	$3,419	$6,802
Debt (d)	25,214	24,501
Other liabilities	3,722	4,084
Total liabilities	32,354	35,388
Total equity	3,520	3,494
Total liabilities and equity	$35,875	$38,882

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 63.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include non-IBM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from one to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the 2012 IBM Annual Report.

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

In addition to the actions described above, in certain circumstances, the company may take mitigation actions to transfer credit risk to third parties.

At March 31, 2013, substantially all financing assets were IT related assets, and approximately 60 percent of the external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months ended March 31,
(Dollars in millions)	2013	2012
Client financing	$3,257	$3,191
Commercial financing	9,053	8,499
Total	$12,310	$11,690

Cash collections of both commercial and client financing assets exceeded new financing originations in both the first quarter of 2013 and 2012, which resulted in a net decline in total financing assets for these periods. The increase in originations in both periods was due to improving volumes in client and commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

Cash generated by Global Financing was primarily deployed to pay the intercompany payables and dividends to IBM.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At March 31,	At December 31,
(Dollars in millions)	2013	2012
Gross financing receivables	$27,812	$30,621
Specific allowance for credit losses	240	240
Unallocated allowance for credit losses	99	115
Total allowance for credit losses	339	355
Net financing receivables	$27,473	$30,266
Allowance for credit losses coverage	1.2%	1.2%

Roll Forward of  Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2013	Used*	(Reductions)	Other**	March 31, 2013
$355	$(18)	$7	$(5)	$339

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved was at 1.2 percent at December 31, 2012 and March 31, 2013.  Specific reserves were $240 million at December 31, 2012 and March 31, 2013. Unallocated reserves decreased from $115 million at December 31, 2012 to $99 million at March 31, 2013 primarily due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $7 million for the three months ended March 31, 2013, compared to a decrease of $6 million for the same period in 2012. The year-to-year increase in bad debt expense was due to higher specific reserve requirements in the current year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 53.2 percent and 45.4 percent of Global Financing’s revenue in the first quarter of 2013 and 2012, respectively. The gross profit margins on these sales were 58.9 percent and 59.1 percent in the first quarter of 2013 and 2012, respectively. The decrease in gross margin was driven by margin decreases in both external and internal sales, partially offset by a shift in mix toward higher margin internal sales.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2013 and March 31, 2013. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2013 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $130 million and $171 million for the financing transactions originated during the quarters ended March 31, 2013 and March 31, 2012, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $55 million and $44 million for the financing transactions originated during the quarters ended March 31, 2013 and March 31, 2012. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $11 million for the financing transactions originated during the quarters ended March 31, 2013 and March 31, 2012, respectively. The cost of guarantees was $0.8 million and $1.1 million for the quarters ended March 31, 2013 and March 31, 2012, respectively.

Unguaranteed Residual Value

	At	At	Estimated Run Out of March 31, 2013 Balance
	January 1,	March 31,				2016 and
(Dollars in millions)	2013	2013	2013	2014	2015	Beyond
Sales-type and direct financing leases	$794	$750	$127	$201	$221	$200
Operating leases	259	250	96	79	51	24
Total unguaranteed residual value	$1,053	$1,000	$223	$280	$272	$224
Related original amount financed	$18,744	$17,949
Percentage	5.6%	5.6%

Debt

	At March 31,		At December 31,
	2013		2012
Debt-to-equity ratio	7.2	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 60.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 59 and in Segment Information on page 25.

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

(Dollars in millions)	At March 31, 2013		At December 31, 2012
Global Financing Segment		$25,214		$24,501
Debt to support external clients	$22,034		$21,583
Debt to support internal clients	3,180		2,919
Non-Global Financing Segments		8,183		8,767
Debt supporting operations	11,363		11,686
Intercompany activity	(3,180)		(2,919)
Total company debt		$33,397		$33,269

Liquidity and Capital Resources

Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was primarily deployed to pay intercompany payables and dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Numerator :
Global Financing after-tax income*	$364	$343
Annualized after-tax income (A)	$1,455	$1,373
Denominator :
Average Global Financing equity (B)**	$3,507	$3,305
Global Financing return on equity(A)/(B)	41.5%	41.5%

*                 Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**          Average of the ending equity for Global Financing for the last 2 quarters.

Looking Forward

Global Financing’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. Global Financing’s assets and new financing volumes are IBM and OEM products and services financed to the company’s clients and business partners, and substantially all financing assets are IT related assets which provide a stable base of business for future growth. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services as well as client participation rates.

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

As discussed on pages 61 and 62, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,678	$95		$164		$10,937
Gross profit margin	45.6%	0.4	pts.	0.7	pts.	46.7%
S,G&A	$5,577	$(92)		$(104)		$5,381
R,D&E	1,644	0		(16)		1,628
Other (income) and expense	(60)	(7)		0		(67)
Total expense and other (income)	7,072	(99)		(120)		6,853
Pre-tax income	3,606	194		283		4,084
Pre-tax income margin	15.4%	0.8	pts.	1.2	pts.	17.4%
Provision for income taxes*	$574	$54		$79		$708
Effective tax rate	15.9%	0.6	pts.	0.9	pts.	17.3%
Net income	$3,032	$140		$204		$3,376
Net income margin	13.0%	0.6	pts.	0.9	pts.	14.4%
Diluted earnings per share	$2.70	$0.12		$0.18		$3.00

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 12, “Contingencies,” on pages 32 to 35 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2013.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

January 1, 2013 - January 31, 2013	4,233,583	$197.04	4,233,583	$7,817,875,656

February 1, 2013 - February 28, 2013	4,140,800	$200.88	4,140,800	$6,986,051,983

March 1, 2013 - March 31, 2013	3,944,500	$209.66	3,944,500	$6,159,048,258

Total	12,318,883	$202.37	12,318,883

* On April 24, 2012, the Board of Directors authorized $7.0 billion in funds for use in the company’s common stock repurchase program. On October 30, 2012, the Board of Directors authorized an additional $5.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Financial Position at March 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 30, 2013
		By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller