Form 10-Q
period 2013-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2013-07-31
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013

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

The registrant has 1,095,425,823 shares of common stock outstanding at June 30, 2013.

PART I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2013	2012	2013	2012
Revenue:
Services	$14,312	$14,833	$28,586	$29,653
Sales	10,119	10,426	18,748	19,782
Financing	493	523	998	1,021
Total revenue	24,924	25,783	48,332	50,456
Cost:
Services	9,326	9,785	18,852	19,770
Sales	3,202	3,435	6,133	6,761
Financing	264	282	537	526
Total cost	12,792	13,502	25,522	27,056
Gross profit	12,132	12,281	22,810	23,400
Expense and other income:
Selling, general and administrative	6,680	5,837	12,257	11,723
Research, development and engineering	1,548	1,587	3,193	3,188
Intellectual property and custom development income	(247)	(289)	(430)	(545)
Other (income) and expense	(91)	(132)	(151)	(190)
Interest expense	98	117	192	226
Total expense and other income	7,988	7,120	15,060	14,403
Income before income taxes	4,144	5,161	7,750	8,997
Provision for income taxes	918	1,280	1,492	2,049
Net income	$3,226	$3,881	$6,258	$6,948

Earnings per share of common stock:
Assuming dilution	$2.91	$3.34	$5.60	$5.95
Basic	$2.93	$3.38	$5.65	$6.02
Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,109.4	1,161.9	1,116.7	1,168.1
Basic	1,100.9	1,149.0	1,107.3	1,154.1

Cash dividend per common share	$0.95	$0.85	$1.80	$1.60

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net income	$3,226	$3,881	$6,258	$6,948
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(936)	(724)	(1,341)	(337)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	(3)	(2)	3
Reclassification of (gains)/losses to net income	0	(2)	0	(16)
Subsequent changes in previously impaired securities arising during the period	0	9	1	27
Total net changes related to available-for-sale securities	0	4	(1)	14
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(10)	68	350	119
Reclassification of (gains)/losses to net income	(47)	(111)	(103)	(135)
Total unrealized gains/(losses) on cash flow hedges	(57)	(42)	247	(16)
Retirement-related benefit plans:
Prior service costs/(credits)	0	0	33	0
Net (losses)/gains arising during the period	210	70	195	65
Curtailments and settlements	0	0	0	0
Amortization of prior service (credits)/costs	(28)	(37)	(58)	(74)
Amortization of net (gains)/losses	864	613	1,750	1,232
Total retirement-related benefit plans	1,045	647	1,920	1,223
Other comprehensive income/(loss), before tax	53	(115)	826	884
Income tax (expense)/benefit related to items of other comprehensive income	(361)	(268)	(842)	(497)
Other comprehensive income/(loss)	(309)	(383)	(16)	387
Total comprehensive income/(loss)	$2,917	$3,498	$6,242	$7,335

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$9,558	$10,412
Marketable securities	799	717
Notes and accounts receivable — trade (net of allowances of $258 in 2013 and $255 in 2012)	10,277	10,667
Short-term financing receivables (net of allowances of $279 in 2013 and $288 in 2012)	16,661	18,038
Other accounts receivable (net of allowances of $25 in 2013 and $17 in 2012)	1,898	1,873
Inventories, at lower of average cost or market:
Finished goods	482	475
Work in process and raw materials	1,906	1,812
Total inventories	2,389	2,287
Deferred taxes	1,584	1,415
Prepaid expenses and other current assets	4,746	4,024
Total current assets	47,911	49,433

Property, plant and equipment	39,552	40,501
Less: Accumulated depreciation	26,196	26,505
Property, plant and equipment — net	13,356	13,996
Long-term financing receivables (net of allowances of $64 in 2013 and $66 in 2012)	11,828	12,812
Prepaid pension assets	922	945
Deferred taxes	4,150	3,973
Goodwill	28,846	29,247
Intangible assets — net	3,418	3,787
Investments and sundry assets	4,721	5,021
Total assets	$115,153	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At June 30, 2013	At December 31, 2012
Liabilities:
Current liabilities:
Taxes	$4,708	$4,948
Short-term debt	7,830	9,181
Accounts payable	6,821	7,952
Compensation and benefits	4,223	4,745
Deferred income	12,241	11,952
Other accrued expenses and liabilities	5,214	4,847
Total current liabilities	41,037	43,625
Long-term debt	26,292	24,088
Retirement and nonpension postretirement benefit obligations	17,962	20,418
Deferred income	4,166	4,491
Other liabilities	7,812	7,607
Total liabilities	97,269	100,229
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	50,886	50,110
Shares authorized: 4,687,500,000
Shares issued: 2013 - 2,204,928,599
2012 - 2,197,561,159
Retained earnings	121,883	117,641
Treasury stock - at cost	(129,239)	(123,131)
Shares: 2013 - 1,109,502,777
2012 - 1,080,193,483
Accumulated other comprehensive income/(loss)	(25,774)	(25,759)
Total IBM stockholders’ equity	17,756	18,860
Noncontrolling interests	127	124
Total equity	17,883	18,984
Total liabilities and equity	$115,153	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$6,258	$6,948
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,632	1,706
Amortization of intangibles	657	627
Stock-based compensation	305	328
Net (gain)/loss on asset sales and other	(10)	(118)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(1,644)	(764)
Net cash provided by operating activities	7,197	8,726

Cash flows from investing activities:
Payments for property, plant and equipment	(1,574)	(2,135)
Proceeds from disposition of property, plant and equipment	181	175
Investment in software	(275)	(320)
Acquisition of businesses, net of cash acquired	(179)	(1,925)
Divestitures of businesses, net of cash transferred	12	13
Non-operating finance receivables — net	336	686
Purchases of marketable securities and other investments	(3,135)	(1,655)
Proceeds from disposition of marketable securities and other investments	2,759	1,247
Net cash used in investing activities	(1,876)	(3,913)

Cash flows from financing activities:
Proceeds from new debt	6,694	7,559
Payments to settle debt	(4,876)	(4,069)
Short-term borrowings/(repayments) less than 90 days — net	(376)	(2,236)
Common stock repurchases	(6,145)	(6,002)
Common stock transactions — other	657	918
Cash dividends paid	(1,996)	(1,848)
Net cash used in financing activities	(6,043)	(5,678)

Effect of exchange rate changes on cash and cash equivalents	(133)	(193)
Net change in cash and cash equivalents	(854)	(1,058)

Cash and cash equivalents at January 1	10,412	11,922
Cash and cash equivalents at June 30	$9,558	$10,864

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other comprehensive income/(loss)
Net income		6,258			6,258		6,258
Other comprehensive income/(loss)				(16)	(16)		(16)
Total comprehensive income/(loss)					$6,242		$6,242
Cash dividends declared — common stock		(1,996)			(1,996)		(1,996)
Common stock issued under employee plans (7,367,440 shares)	668				668		668
Purchases (1,399,751 shares) and sales (1,480,251 shares) of treasury stock under employee plans — net		(19)	(113)		(132)		(132)
Other treasury shares purchased, not retired (29,389,794 shares)			(5,994)		(5,994)		(5,994)
Changes in other equity	108				108		108
Changes in noncontrolling interests						4	4
Equity - June 30, 2013	$50,886	$121,883	$(129,239)	$(25,774)	$17,756	$127	$17,883

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other comprehensive income/(loss)
Net income		6,948			6,948		6,948
Other comprehensive income/(loss)				387	387		387
Total comprehensive income/(loss)					$7,335		$7,335
Cash dividends declared — common stock		(1,848)			(1,848)		(1,848)
Common stock issued under employee plans (10,092,817 shares)	780				780		780
Purchases (1,905,803 shares) and sales (2,034,612 shares) of treasury stock under employee plans — net		(29)	(146)		(174)		(174)
Other treasury shares purchased, not retired (30,629,597 shares)			(6,007)		(6,007)		(6,007)
Changes in other equity	248				248		248
Changes in noncontrolling interests						(6)	(6)
Equity - June 30, 2012	$49,157	$109,928	$(117,116)	$(21,498)	$20,472	$92	$20,563

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

Noncontrolling interest amounts in income of $0.9 million and $2.0 million, net of tax, for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $5.7 million, net of tax, for the six months ended June 30, 2013 and 2012, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes: In July 2013, the Financial Accounting Standards Board (FASB) issued guidance allowing the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The guidance became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and is not expected to have a material impact in the consolidated financial results.

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and has no material impact in the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies,” on pages 76 to 86 in the company’s 2012 Annual Report for further information. There were no material impairments of non-financial assets for the six months ended June 30, 2013 and 2012, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions) At June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,532	$—	$3,532
Commercial paper	—	1,230	—	1,230
Money market funds	1,170	—	—	1,170
U.S. government securities	—	950	—	950
Canada government securities	—	465	—	465
Other securities	—	22	—	22
Total	1,170	6,199	—	7,369	(6)
Debt securities - current (2)	—	799		799	(6)
Debt securities - noncurrent (3)	2	7	—	9
Available-for-sale equity investments (3)	17	0	—	17
Derivative assets (4)
Interest rate contracts	—	392	—	392
Foreign exchange contracts	—	544	—	544
Equity contracts	—	1	—	1
Total	—	937	—	937	(7)
Total assets	$1,189	$7,942	$—	$9,131	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$448	$—	$448
Equity contracts	—	33	—	33
Total liabilities	$—	$481	$—	$481	(7)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2013 were $553 million and $384 million, respectively.

(5)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2013 were $366 million and $115 million, respectively.

(6)	Available-for-sale securities with carrying values that approximate fair value.
(7)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $256 million each.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$3,694	$—	$3,694
Commercial paper	—	2,098	—	2,098
Money market funds	1,923	—	—	1,923
Other securities	—	30	—	30
Total	1,923	5,823	—	7,746	(6)
Debt securities - current (2)	—	717	—	717	(6)
Debt securities - noncurrent (3)	2	8	—	10
Available-for-sale equity investments (3)	34	—	—	34
Derivative assets (4)
Interest rate contracts	—	604	—	604
Foreign exchange contracts	—	305	—	305
Equity contracts	—	9	—	9
Total	—	918	—	918	(7)
Total assets	$1,959	$7,466	$—	$9,424	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$496	$—	$496
Equity contracts	—	7	—	7
Total liabilities	$—	$503	$—	$503	(7)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2012 were $333 million and $585 million, respectively.

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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2013 and December 31, 2012, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt is $26,292 million and $24,088 million and the estimated fair value is $28,243 million and $27,119 million at June 30, 2013 and December 31, 2012, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2013:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$2	$—	$9
Available-for-sale equity investments(1)	$13	$4	$0	$17

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2012:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$8	$2	$—	$10
Available-for-sale equity investments(1)	$31	$4	$1	$34

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Based on an evaluation of available evidence as of June 30, 2013 and December 31, 2012, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2013	2012
Proceeds	$2	$6
Gross realized gains (before taxes)	1	2
Gross realized losses (before taxes)	0	0

(Dollars in millions)
For the six months ended June 30:	2013	2012
Proceeds	$20	$51
Gross realized gains (before taxes)	4	16
Gross realized losses (before taxes)	4	0

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the three months ended June 30:	2013	2012
Net unrealized gains/(losses) arising during the period	$0	$4
Net unrealized (gains)/losses reclassified to net income*	(0)	(1)

*There were no significant writedowns for the three months ended June 30, 2013 and 2012, respectively.

(Dollars in millions)
For the six months ended June 30:	2013	2012
Net unrealized gains/(losses) arising during the period	$(0)	$18
Net unrealized (gains)/losses reclassified to net income*	0	(10)

* There were no significant writedowns for the six months ended June 30, 2013 and 2012, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2013.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2013 and December 31, 2012 was $55 million and $94 million, respectively, for which no collateral was posted at June 30, 2013 and December 31, 2012.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2013 and December 31, 2012 was $937 million and $918 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $256 million and $262 million at June 30, 2013 and December 31, 2012, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2013 and December 31, 2012, this exposure was reduced by $33 million and $69 million of cash collateral, respectively, received by the company. At June 30, 2013 and December 31, 2012, the net exposure related to derivative assets recorded in the Statement of Financial Position was $648 million and $587 million respectively.  At June 30, 2013 and December 31, 2012, the net amount related to derivative liabilities recorded in the Statement of Financial Position was $225 million and $242 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2013 or December 31, 2012 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation

Notes to Consolidated Financial Statements — (continued)

to return cash collateral totaled $33 million and $69 million at June 30, 2013 and December 31, 2012, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2013 or at December 31, 2012. Additionally, the company’s exposure is further reduced by holding non-cash collateral. At June 30, 2013, no amounts of non-cash collateral were held, and at December 31, 2012, $31 million was held in U.S. Treasury securities.  Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2013 and December 31, 2012, the total notional amount of the company’s interest rate swaps was $3.0 billion and $4.3 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2013 and December 31, 2012 was approximately 6.6 years and 5.1 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, net gains of approximately $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2013 and December 31, 2012, the total notional amount of derivative instruments designated as net investment hedges was $4.6 billion and $3.3 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2013 and December 31, 2012 was approximately 0.3 years and 0.4 years, respectively.

Notes to Consolidated Financial Statements — (continued)

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At June 30, 2013 and December 31, 2012, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.8 billion and $10.7 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

At June 30, 2013 and December 31, 2012, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $109 million and net losses of $138 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts $205 million of gains and $79 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At June 30, 2013 and December 31, 2012, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $13.4 billion and $12.9 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion for both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2013 and December 31, 2012.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements — (continued)

The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of June 30, 2013 and December 31, 2012, as well as for the three and six months ended June 30, 2013 and 2012, respectively:

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of June 30, 2013 and December 31, 2012

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2013	12/31/2012	Classification	6/30/2013	12/31/2012
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$26	$47	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	366	557	Other liabilities	—	—
Foreign exchange contracts:	Prepaid expenses and other current assets	393	135	Other accrued expenses and liabilities	150	267
	Investments and sundry assets	—	5	Other liabilities	115	78

Fair value of derivative Assets		$785	$744	Fair value of derivative liabilities	$265	$345

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$133	$142	Other accrued expenses and liabilities	$183	$152
	Investments and sundry assets	18	23	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	1	9	Other accrued expenses and liabilities	33	7
Fair value of derivative Assets		$152	$174	Fair value of derivative liabilities	$216	$159

Total debt designated as hedging instruments:
	Short-term debt	N/A	N/A		$1,176	$578
	Long-term debt	N/A	N/A		2,226	3,035

Total		$937	$918		$3,883	$4,116

N/A-not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended June 30, 2013 and 2012

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(68)	$80	$92	$(47)
	Interest expense	(44)	65	59	(39)
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	(80)	(122)	N/A	N/A
Equity contracts	SG&A expense	(26)	(35)	N/A	N/A

Total		$(218)	$(12)	$151	$(86)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2013	2012	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$—	$(2)	$—	$—
Foreign exchange Contracts	(10)	68	Other (income) and expense	48	86	(1)	1
			Cost of sales	(7)	11	—	—
			SG&A expense	5	15	—	—
Instruments in net investment hedges(4):
Foreign exchange Contracts	62	149	Interest expense	—	—	3	1

Total	$52	$217		$47	$111	$2	$2

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

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the six months ended June 30, 2013 and 2012

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(88)	$56	$138	$8
	Interest expense	(56)	45	88	7
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	(519)	(204)	N/A	N/A
Equity contracts	SG&A expense	60	63	N/A	N/A

Total		$(603)	$(40)	$226	$15

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the six months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2013	2012	Earnings Line Item	2013	2012	2013	2012
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$—	$(4)	$—	$—
Foreign exchange Contracts	350	119	Other (income) and expense	85	106	(1)	2
			Cost of sales	2	16	—	—
			SG&A expense	15	16	—	—
Instruments in net investment hedges(4):
Foreign exchange Contracts	282	112	Interest expense	—	—	2	3

Total	$632	$231		$103	$134	$1	$5

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

For the three and six months ending June 30, 2013 and 2012, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Refer to the company’s 2012 Annual Report, Note A, “Significant Accounting Policies,” on page 83 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Current:
Net investment in sales-type and direct financing leases	$3,947	$3,862
Commercial financing receivables	6,467	7,750
Client loan receivables	5,101	5,395
Installment payment receivables	1,145	1,031
Total	$16,661	$18,038
Noncurrent:
Net investment in sales-type and direct financing leases	$5,610	$6,107
Commercial financing receivables	—	5
Client loan receivables	5,591	5,966
Installment payment receivables	627	733
Total	$11,828	$12,812

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $745 million and $794 million at June 30, 2013 and December 31, 2012, respectively, and is reflected net of unearned income of $698 million and $728 million, and net of the allowance for credit losses of $111 million and $114 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $31 million and $46 million at June 30, 2013 and December 31, 2012, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan receivables, net of allowance for credit losses of $165 million and $155 million at June 30, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

Installment payment receivables, net of allowance for credit losses of $35 million and $39 million at June 30, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $731 million and $650 million at June 30, 2013 and December 31, 2012, respectively.

The company did not have any financing receivables held for sale as of June 30, 2013 and December 31, 2012.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at June 30, 2013 and December 31, 2012. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2012 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At June 30, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,776	$2,049	$8,826
Loan receivables	8,894	3,774	12,668
Ending balance	$15,670	$5,824	$21,494
Collectively evaluated for impairment	$15,561	$5,671	$21,232
Individually evaluated for impairment	$109	$153	$262
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(20)	(4)	(23)
Provision	(14)	37	23
Other	(3)	(4)	(7)
Ending balance at June 30, 2013	$144	$168	$311
Lease receivables	$48	$63	$111
Loan receivables	$96	$104	$200

Collectively evaluated for impairment	$50	$31	$81
Individually evaluated for impairment	$94	$136	$230

(Dollars in millions)	Major	Growth
At December 31, 2012	Markets	Markets	Total
Financing receivables:
Lease receivables	$7,036	$2,138	$9,174
Loan receivables	9,666	3,670	13,336
Ending balance	$16,701	$5,808	$22,510
Collectively evaluated for impairment	$16,570	$5,684	$22,254
Individually evaluated for impairment	$131	$125	$256
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease receivables	$79	$40	$118
Loan receivables	125	64	189
Total	$203	$104	$307
Write-offs	(14)	(1)	(15)
Provision	(9)	38	28
Other	0	(2)	(2)
Ending balance at December 31, 2012	$180	$138	$318
Lease receivables	$59	$55	$114
Loan receivables	$121	$84	$204

Collectively evaluated for impairment	$69	$29	$98
Individually evaluated for impairment	$111	$109	$220

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

The following table presents the recorded investment in financing receivables which are on non-accrual status at June 30, 2013 and December 31, 2012.

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Major markets	$24	$27
Growth markets	31	21
Total lease receivables	$55	$47

Major markets	$41	$67
Growth markets	62	25
Total loan receivables	$104	$92

Total receivables	$159	$139

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

The following tables present impaired client loan receivables.

	At June 30, 2013		At December 31, 2012
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$71	$67	$88	$77
Growth markets	95	86	72	65
Total	$166	$153	$160	$143

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2013:	Investment	Recognized*	Cash Basis
Major markets	$70	$0	$0
Growth markets	90	0	0
Total	$161	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2012:	Investment	Recognized*	Cash Basis
Major markets	$81	$0	$0
Growth markets	64	0	0
Total	$145	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30 2013:	Investment	Recognized*	Cash Basis
Major markets	$76	$0	$0
Growth markets	84	0	0
Total	$161	$0	$0

* Impaired loans are placed on non-accrual status, depending on the level of impairment.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30 2012:	Investment	Recognized*	Cash Basis
Major markets	$91	$0	$0
Growth markets	63	0	0
Total	$154	$0	$0

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

The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2013 and December 31, 2012. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2013:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$577	$90	$757	$165
A+ – A-	1,559	205	2,046	378
BBB+ – BBB-	2,398	818	3,147	1,506
BB+ – BB	1,231	309	1,616	568
BB- – B+	542	405	711	746
B – B-	381	163	500	300
CCC+ – D-	89	60	117	110
Total	$6,776	$2,049	$8,894	$3,774

At June 30, 2013, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (38 percent), Government (16 percent), Manufacturing (13 percent), Services (9 percent), Retail (8 percent), Communications (6 percent), Healthcare (6 percent) and Other (4 percent).

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2012:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$646	$86	$887	$148
A+ – A-	1,664	223	2,286	382
BBB+ – BBB-	2,285	776	3,139	1,333
BB+ – BB	1,367	450	1,878	773
BB- – B+	552	418	758	718
B – B-	399	127	548	218
CCC+ – D	124	58	170	99
Total	$7,036	$2,138	$9,666	$3,670

At December 31, 2012, the industries which made up Global Financing’s receivables portfolio consisted of:  Financial (38 percent), Government (16 percent), Manufacturing (14 percent), Retail (9 percent), Services (7 percent), Healthcare (6 percent), Communications (6 percent) and Other (4 percent).

Past Due Financing Receivables

The company views receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At June 30, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$11	$6,766	$6,776	$7
Growth markets	16	2,033	2,049	11
Total lease receivables	$27	$8,799	$8,826	$17

Major markets	$18	$8,875	$8,894	$10
Growth markets	43	3,731	3,774	28
Total loan receivables	$61	$12,607	$12,668	$38

Total	$88	$21,406	$21,494	$55

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements — (continued)

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$7,028	$7,036	$5
Growth markets	11	2,127	2,138	8
Total lease receivables	$20	$9,154	$9,174	$13

Major markets	$27	$9,639	$9,666	$8
Growth markets	36	3,634	3,670	31
Total loan receivables	$63	$13,273	$13,336	$39

Total	$82	$22,428	$22,510	$52

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

The company did not have any troubled debt restructurings during the six months ended June 30, 2013 and for the year ended December 31, 2012.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Cost	$30	$30	$61	$64
Selling, general and administrative	115	117	214	236
Research, development and engineering	15	12	30	27
Pre-tax stock-based compensation cost	161	160	305	328
Income tax benefits	(56)	(56)	(106)	(116)
Total stock-based compensation cost	$105	$104	$199	$212

The increase in pre-tax stock-based compensation cost for the three months ended June 30, 2013, as compared to the corresponding period in the prior year, was due to increases related to restricted stock units ($4 million) and performance share units ($1 million), partially offset by a decrease in the company’s assumption of stock-based awards previously issued by acquired entities ($4 million). The decrease in pre-tax stock-based compensation cost for the six months ended June 30, 2013, as compared to the corresponding period in the prior year, was due to decreases related to performance share units ($11 million), the company’s assumption of stock-based awards previously issued by acquired entities ($7 million) and restricted stock units ($5 million).

As of June 30, 2013, the total unrecognized compensation cost of $1,287 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.6 years.

There was no significant capitalized stock-based compensation cost at June 30, 2013 and 2012.

6. Segments:  The tables on pages 26 and 27 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months ended June 30, 2013:
External revenue	$9,536	$4,606	$6,423	$3,758	$487	$24,809
Internal revenue	292	188	738	135	575	1,928
Total revenue	$9,828	$4,795	$7,161	$3,893	$1,061	$26,737
Pre-tax income	$1,514	$623	$2,443	$(141)	$550	$4,989
Revenue year-to-year change	(4.5)%	(1.1)%	3.1%	(11.9)%	2.9%	(2.9)%
Pre-tax income year-to-year change	(13.8)%	(22.4)%	(2.0)%	nm	4.2%	(14.2)%
Pre-tax income margin	15.4%	13.0%	34.1%	(3.6)%	51.8%	18.7%

nm - not meaningful

For the three months ended June 30, 2012:
External revenue	$9,995	$4,667	$6,171	$4,259	$517	$25,608
Internal revenue	291	180	776	159	515	1,921
Total revenue	$10,286	$4,847	$6,946	$4,418	$1,032	$27,529
Pre-tax income	$1,757	$803	$2,493	$234	$528	$5,814

Pre-tax income margin	17.1%	16.6%	35.9%	5.3%	51.1%	21.1%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2013	2012
Revenue:
Total reportable segments	$26,737	$27,529
Eliminations of internal transactions	(1,928)	(1,921)
Other revenue adjustments	115	175
Total IBM Consolidated	$24,924	$25,783

Pre-tax income:
Total reportable segments	$4,989	$5,814
Amortization of acquired intangible assets	(178)	(173)
Acquisition-related charges	(4)	(7)
Non-operating retirement-related (costs)/income	(262)	(94)
Eliminations of internal transactions	(379)	(343)
Unallocated corporate amounts	(22)	(36)
Total IBM Consolidated	$4,144	$5,161

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the six months ended June 30, 2013:
External revenue	$19,140	$9,091	$11,995	$6,864	$985	$48,075
Internal revenue	540	368	1,569	255	1,116	3,847
Total revenue	$19,680	$9,459	$13,563	$7,118	$2,101	$51,922
Pre-tax income	$3,099	$1,326	$4,457	$(546)	$1,088	$9,425
Revenue year-to-year change	(4.5)%	(2.2)%	1.3%	(14.4)%	4.7%	(3.8)%
Pre-tax income year-to-year change	(4.3)%	(5.6)%	0.4%	nm	4.6%	(8.0)%
Pre-tax income margin	15.7%	14.0%	32.9%	(7.7)%	51.8%	18.2%

nm - not meaningful

For the six months ended June 30, 2012:
External revenue	$20,031	$9,304	$11,770	$8,008	$1,006	$50,120
Internal revenue	584	363	1,615	309	1,000	3,872
Total revenue	$20,615	$9,667	$13,386	$8,317	$2,006	$53,991
Pre-tax income	$3,237	$1,404	$4,438	$130	$1,040	$10,248

Pre-tax income margin	15.7%	14.5%	33.2%	1.6%	51.8%	19.0%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2013	2012
Revenue:
Total reportable segments	$51,922	$53,991
Eliminations of internal transactions	(3,847)	(3,872)
Other revenue adjustments	257	336
Total IBM Consolidated	$48,332	$50,456

Pre-tax income:
Total reportable segments	$9,425	$10,248
Amortization of acquired intangible assets	(361)	(339)
Acquisition-related charges	(15)	(14)
Non-operating retirement-related (costs)/income	(546)	(197)
Eliminations of internal transactions	(718)	(627)
Unallocated corporate amounts	(35)	(74)
Total IBM Consolidated	$7,750	$8,997

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(936)	$(23)	$(959)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Subsequent changes in previously impaired securities arising during the period	0	0	0
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(10)	$9	$(1)
Reclassification of (gains)/losses to:
Cost of sales	7	(2)	4
SG&A expense	(5)	2	(3)
Other (income) and expense	(48)	19	(30)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(57)	$28	$(29)
Retirement-related benefit plans(1):
Prior service costs/(credits)	0	0	0
Net (losses)/gains arising during the period	210	(71)	138
Amortization of prior service (credits)/costs	(28)	10	(18)
Amortization of net (gains)/losses	864	(304)	559
Total retirement-related benefit plans	$1,045	$(366)	$679
Other comprehensive income/(loss)	$53	$(361)	$(309)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8,”Retirement-Related Benefits,” on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(724)	$(58)	$(782)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(3)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	(2)	1	(1)
Subsequent changes in previously impaired securities arising during the period	9	(3)	6
Total net changes related to available-for-sale securities	$4	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$68	$(15)	$53
Reclassification of (gains)/losses to:
Cost of sales	(12)	0	(11)
SG&A expense	(15)	4	(11)
Other (income) and expense	(86)	33	(53)
Interest expense	2	(1)	1
Total unrealized gains/(losses) on cash flow hedges	$(42)	$21	$(21)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	70	(26)	45
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(37)	13	(24)
Amortization of net (gains)/losses	613	(217)	397
Total retirement-related benefit plans	$647	$(229)	$418
Other comprehensive income/(loss)	$(115)	$(268)	$(383)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,341)	$(107)	$(1,448)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Subsequent changes in previously impaired securities arising during the period	1	0	1
Total net changes related to available-for-sale securities	$(1)	$1	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$350	$(119)	$231
Reclassification of (gains)/losses to:
Cost of sales	(3)	1	(2)
SG&A expense	(15)	6	(10)
Other (income) and expense	(85)	33	(52)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$247	$(79)	$168
Retirement-related benefit plans(1):
Prior service costs/(credits)	$33	$(11)	$21
Net (losses)/gains arising during the period	195	(67)	129
Amortization of prior service (credits)/costs	(58)	20	(38)
Amortization of net (gains)/losses	1,750	(597)	1,153
Total retirement-related benefit plans	$1,920	$(655)	$1,265
Other comprehensive income/(loss)	$826	$(842)	$(16)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8,”Retirement-Related Benefits,” on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(337)	$(48)	$(385)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	(16)	6	(10)
Subsequent changes in previously impaired securities arising during the period	27	(10)	17
Total net changes related to available-for-sale securities	$14	$(5)	$9
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$119	$(45)	$74
Reclassification of (gains)/losses to:
Cost of sales	(16)	0	(16)
SG&A expense	(16)	4	(12)
Other (income) and expense	(106)	41	(65)
Interest expense	4	(2)	2
Total unrealized gains/(losses) on cash flow hedges	$(16)	$(1)	$(17)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	65	(23)	41
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(74)	27	(47)
Amortization of net (gains)/losses	1,232	(446)	786
Total retirement-related benefit plans	$1,223	$(443)	$780
Other comprehensive income/(loss)	$884	$(497)	$387

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8,”Retirement-Related Benefits,” on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of Tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before reclassifications	231	(1,448)	150	0	(1,067)
Amount reclassified from accumulated other comprehensive income	(63)	0	1,115	0	1,050
Total change for the period	168	(1,448)	1,265	0	(16)
June 30, 2013	$78	$284	$(26,141)	$4	$(25,774)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2012	$71	$1,767	$(23,737)	$13	$(21,885)
Other comprehensive income before reclassifications	74	(385)	41	18	(252)
Amount reclassified from accumulated other comprehensive income	(91)	0	739	(10)	638
Total change for the period	(17)	(385)	780	9	387
June 30, 2012	$54	$1,382	$(22,956)	$22	$(21,498)

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$636	$459	38.5%
Nonpension postretirement plans — cost	71	89	(21.0)
Total	$706	$548	28.8%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,310	$991	32.2%
Nonpension postretirement plans — cost	151	174	(13.3)
Total	$1,460	$1,164	25.4%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2013	2012	2013	2012
Service cost	$—	$—	$120	$111
Interest cost	494	548	376	444
Expected return on plan assets	(995)	(1,011)	(537)	(573)
Amortization of prior service costs/(credits)	2	3	(29)	(38)
Recognized actuarial losses	444	330	394	256
Curtailments and settlements	—	—	0	0
Multi-employer plans/other costs	—	—	25	23
Total net periodic pension (income)/cost of defined benefit plans	(55)	(131)	349	222
Cost of defined contribution plans	193	212	148	156
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$138	$81	$497	$378

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2013	2012	2013	2012
Service cost	$—	$—	$251	$224
Interest cost	990	1,098	758	894
Expected return on plan assets	(1,991)	(2,022)	(1,091)	(1,153)
Amortization of prior service costs/(credits)	5	5	(60)	(77)
Recognized actuarial losses	895	665	798	515
Curtailments and settlements	—	—	—	1
Multi-employer plan/other costs	—	—	55	46
Total net periodic pension (income)/cost of defined benefit plans	(101)	(254)	711	449
Cost of defined contribution plans	399	477	300	319
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$298	$223	$1,011	$768

In 2013, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK and Switzerland. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first six months of 2013 were $290 million.

The following table provides the components of the cost/(income) for the company’s nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2013	2012	2013	2012
Service cost	$9	$9	$2	$2
Interest cost	40	51	15	16
Expected return on plan assets	(0)	—	(2)	(2)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	2	10	6	4
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$51	$70	$20	$19

Notes to Consolidated Financial Statements — (continued)

	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2013	2012	2013	2012
Service cost	$17	$18	$5	$5
Interest cost	82	100	31	33
Expected return on plan assets	(1)	—	(5)	(5)
Amortization of prior service credits	—	—	(2)	(2)
Recognized actuarial losses	11	16	12	9
Curtailments and settlements	—	—	0	—
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$109	$134	$41	$39

The company received a $10.0 million subsidy in the second quarter of 2013 and a $16.2 million subsidy for the first half of 2013 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this subsidy is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants. For further information related to the Medicare Prescription Drug Act, see page 133 in the company’s 2012 Annual Report.

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2013, the company completed three acquisitions at an aggregate cost of $101 million.

The Software segment completed acquisitions of three privately held companies: in the first quarter, StoredIQ Inc. (StoredIQ) and Star Analytics, Inc. (Star Analytics); and in the second quarter, UrbanCode Inc. (UrbanCode).

The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2013:

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$7
Fixed assets/noncurrent assets		14
Intangible assets:
Goodwill	N/A	75
Completed technology	5-7	11
Patents/trademarks	3-7	4
Total assets acquired		111
Current liabilities		(3)
Noncurrent liabilities		(7)
Total liabilities assumed		(10)
Total purchase price		$101

N/A - not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings. The acquisition of StoredIQ advances the company’s efforts to help clients derive value from big data. The combination of the company’s and Star Analytics’ software will advance the company’s business analytics initiatives. UrbanCode automates the delivery of software, helping businesses quickly release and update mobile, social, big data and cloud applications. Purchase price consideration for these acquisitions as reflected in the table above, is paid in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.6

Notes to Consolidated Financial Statements — (continued)

years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $75 million has been assigned to the Software segment. It is expected that approximately 8 percent of the goodwill will be deductible for tax purposes.

On July 8, 2013, the company announced that it had completed the acquisition of SoftLayer Technologies, Inc. (SoftLayer), based in Dallas, Texas, the world’s largest privately held cloud computing infrastructure company. Softlayer will enable the company to deliver the security, privacy and reliability attributes of private clouds with the economy and speed of public clouds. At the date of issuance of the financial statements, the initial business combination accounting (purchase price of approximately $2.0 billion) was not complete for this acquisition.

On July 9, 2013, the company announced that it had entered into a definitive agreement to acquire CSL International (CSL), a privately held company based in Herzliya Pituach, Israel. CSL is a leading provider of virtualization management technology for the company’s zEnterprise system. The acquisition is expected to close in the third quarter of 2013.

Divestitures: During the first quarter of 2013, the company completed the divestiture of its Showcase Reporting product set to Help/Systems. Showcase Reporting, which was acquired by IBM through the SPSS acquisition in 2009, is an enterprise-class business intelligence platform that enables customers to build and manage analytical reporting environments. This transaction was not material to the Consolidated Financial Statements.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,522	$(677)	$845
Client relationships	2,059	(1,068)	991
Completed technology	2,483	(1,050)	1,433
In-process R&D	15	—	15
Patents/trademarks	280	(149)	131
Other(a)	8	(5)	2
Total	$6,367	$(2,949)	$3,418

	At December 31, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,527	$(665)	$861
Client relationships	2,103	(961)	1,142
Completed technology	2,709	(1,112)	1,597
In-process R&D	28	—	28
Patents/trademarks	281	(127)	154
Other(a)	31	(27)	3
Total	$6,679	$(2,892)	$3,787

(a)   Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $369 million during the first half of 2013, primarily due to amortization. The aggregate intangible amortization expense was $326 million and $657 million for the second quarter and first six months of 2013, respectively, versus $318 million and $627 million for the second quarter and first six months of 2012, respectively. In addition, in the first half of 2013, the company retired $598 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2013:

Notes to Consolidated Financial Statements — (continued)

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2013 (for Q3-Q4)	$280	$369	$648
2014	388	630	1,018
2015	158	502	660
2016	20	463	483
2017	—	345	345

The change in the goodwill balances by reportable segment, for the six months ended June 30, 2013 and for the year ended December 31, 2012 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	6/30/13
Global Business Services	$4,357	$—	$(0)	$—	$(121)	$4,236
Global Technology Services	2,916	—	5	—	(76)	2,844
Software	20,405	75	(27)	(2)	(289)	20,164
Systems and Technology	1,568	—	33	—	(0)	1,602
Total	$29,247	$75	$11	$(2)	$(486)	$28,846

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	12/31/12
Global Business Services	$4,313	$5	$(0)	$(2)	$42	$4,357
Global Technology Services	2,646	264	—	(0)	6	2,916
Software	18,121	2,182	(30)	(6)	137	20,405
Systems and Technology	1,133	443	(0)	(14)	6	1,568
Total	$26,213	$2,894	$(30)	$(22)	$192	$29,247

Purchase price adjustments recorded in the first six months of 2013 and full year 2012 were related to acquisitions that were completed on or prior to December 31, 2012 or December 31, 2011, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2013 or the full year of 2012 and the company has no accumulated impairment losses.

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

Notes to Consolidated Financial Statements — (continued)

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/13	Payments	Adjustments*	6/30/2013
Current:
Workforce	$28	$(15)	$14	$28
Space	2	(0)	(0)	1
Total current	$30	$(15)	$14	$29
Noncurrent:
Workforce	$430	$—	$(12)	$417
Space	0	—	(0)	0
Total noncurrent	$430	$—	$(12)	$417

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2013, were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

company will continue to defend itself vigorously, it is possible that the company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

The following is a summary of the more significant legal matters involving the company.

The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In June 2013, the Federal Court in Utah granted SCO’s motion to reopen the SCO v. IBM case.  On July 10, 2013, the Court entered an order dismissing seven of SCO’s ten claims, specifically its breach of contract and copyright claims, and one tortious interference claim.

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. Trial began in late February 2012 in Marion County, Indiana Superior Court and concluded in early April. On July 18, 2012, the court rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. The parties have each appealed portions of the court’s ruling.

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

In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of 1977. As part of that settlement, IBM consented to the entry of a judgment relating to the books and records and internal control provisions of the securities laws, and also agreed to pay a total of $10 million, categorized by the SEC as follows: (i) $5.3 million, representing profits gained as a result of the conduct alleged in the SEC’s complaint, (ii) prejudgment interest on that amount of $2.7 million, and (iii) a civil penalty of $2 million. On July 25, 2013, the court approved that 2011 settlement and required that for a two-year period IBM make reports to the SEC and the court

Notes to Consolidated Financial Statements — (continued)

on certain matters, including those relating to compliance with the FCPA. In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company’s global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

In May 2013, IBM learned that the SEC is conducting an investigation into how IBM reports cloud revenue.  IBM is cooperating with the SEC in this matter.

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

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $4,889 million and $4,719 million at June 30, 2013 and December 31, 2012, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,566 million and $1,513 million at June 30, 2013 and December 31, 2012, respectively.

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

Notes to Consolidated Financial Statements — (continued)

agreement. Historically, payments made by the company under these agreements have not had a material effect on the company’s business, financial condition or results of operations.

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $58 million and $65 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2013	2012
Balance at January 1	$394	$407
Current period accruals	163	181
Accrual adjustments to reflect actual experience	11	(9)
Charges incurred	(192)	(199)
Balance at June 30	$376	$380

Extended Warranty Liability

(Dollars in millions)	2013	2012
Aggregate deferred revenue at January 1	$606	$636
Revenue deferred for new extended warranty contracts	119	127
Amortization of deferred revenue	(148)	(155)
Other*	(11)	(6)
Aggregate deferred revenue at June 30	$567	$602

Current portion	$271	$288
Noncurrent portion	296	314
Aggregate deferred revenue at June 30	$567	$602

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On July 30, 2013, the company announced that the Board of Directors approved a quarterly dividend of $0.95 per common share. The dividend is payable September 10, 2013 to shareholders of record on August 9, 2013.

On July 29, 2013, the company offered and priced $1.5 billion of ten-year fixed-rate bonds with a 3.375 percent coupon, and $650 million of 2-year floating-rate bonds priced at three month London Interbanks Offered Rate (LIBOR) plus three basis points. Both series of bonds will be issued on August 1, 2013.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended June 30:	2013	2012	Change
Revenue	$24,924	$25,783	(3.3	)%*
Gross profit margin	48.7%	47.6%	1.0	pts.
Total expense and other income	$7,988	$7,120	12.2%
Total expense and other income to revenue ratio	32.0%	27.6%	4.4	pts.
Provision for income taxes	$918	$1,280	(28.3)%
Net income	$3,226	$3,881	(16.9)%
Net income margin	12.9%	15.1%	(2.1	)pts.
Earnings per share:
Assuming dilution	$2.91	$3.34	(12.9)%
Basic	$2.93	$3.38	(13.3)%
Weighted-average shares outstanding:
Assuming dilution	1,109.4	1,161.9	(4.5)%
Basic	1,100.9	1,149.0	(4.2)%

* 1.4 percent decrease adjusted for currency

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on page 71 for additional information.

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

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparisons to peer companies; and allows the company to provide a long-term strategic view of the business going forward. For its 2015 earnings per share road map, the company is utilizing an operating view to establish its objectives and track its progress. The company’s reportable segment financial results reflect operating earnings, consistent with the company’s management and measurement system.

The following tables provide the company’s non-GAAP operating earnings for the second quarter and first six months of 2013 and 2012.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2013	2012	Change
Net income as reported	$3,226	$3,881	(16.9)%
Non-operating adjustments (net of tax):
Acquisition-related charges	173	132	31.3
Non-operating retirement-related costs/(income)	180	64	181.7
Operating (non-GAAP) earnings*	$3,579	$4,077	(12.2)%
Diluted operating (non-GAAP) earnings per share	$3.22	$3.51	(8.3)%

* See pages 80 and 81 for a more detailed reconciliation of net income to operating earnings.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2013	2012	Change
Net income as reported	$6,258	$6,948	(9.9)%
Non-operating adjustments (net of tax):
Acquisition-related charges	313	258	21.2
Non-operating retirement-related costs/(income)	384	137	181.2
Operating (non-GAAP) earnings*	$6,955	$7,342	(5.3)%
Diluted operating (non-GAAP) earnings per share	$6.23	$6.29	(1.0)%

* See pages 80 and 81 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the second quarter of 2013, the company reported $24.9 billion in revenue and diluted earnings per share of $2.91 as reported and $3.22 on an operating (non-GAAP) basis. In April 2013, the company indicated that it expected to take most of its workforce rebalancing actions for the year in the second quarter as opposed to the prior year when these charges were distributed across the quarters. These actions resulted in a charge to pre-tax income of $1,011 million in the second quarter of 2013 compared to $155 million in the second quarter of 2012. Excluding the workforce rebalancing charges in both years, second quarter 2013 operating (non-GAAP) diluted earnings per share was $3.91, an increase of 8.3 percent compared to the second quarter of 2012. The company generated $3.2 billion in cash from operations and $2.7 billion in free cash flow in the second quarter driving shareholder returns of $4.6 billion in gross common stock repurchases and dividends.

The company had good performance in the second quarter in its higher value, higher margin businesses which contributed to sequential improvement in its year-to-year revenue performance and to gross margin expansion. Software revenue returned to mid-single digit growth at 4.1 percent (5 percent adjusted for currency); the best constant currency growth in Software since the first quarter of 2012. Performance was led by key branded middleware which increased 9.1 percent (10 percent adjusted for currency) versus the prior year with share growth in all five brands. Within Global Services, Global Business Services declined 1.3 percent, however revenue performance improved by 2 points from the first quarter and returned to growth at constant currency, increasing 2 percent compared to the second quarter of 2012. Global Technology Services revenue decreased 4.6 percent (2 percent adjusted for currency) with performance consistent with the first quarter. With a significant amount of new contracts in the second quarter, the total estimated Global Services backlog increased 3.2 percent, 7 percent at constant currency, compared to the June 30, 2012 balance, to $141 billion. This was the strongest backlog growth at constant currency in four years. Systems and Technology revenue performance was mixed in the second quarter. The System z mainframe business delivered strong performance with revenue increasing 9.9 percent (11 percent adjusted for currency). Power Systems and Storage had modest improvement in their year-to-year revenue performance compared to the first quarter; however both brands still declined versus the prior year. Across the company’s segments, Smarter Planet was up over 25 percent and cloud increased over 70 percent in the first six months of 2013 versus the prior year. Business analytics revenue increased 11 percent in the second quarter with good performance across Global Business Services and Software. These initiatives address key market trends including mobile, social and big data. From a geographic perspective, revenue performance in the growth markets was consistent with the first quarter, increasing 0.5 percent as reported and 1 percent at constant currency. The major markets declined 4.7 percent (2 percent adjusted for currency), however performance improved from the first quarter revenue growth rate. Overall, the company improved its performance in several areas of the business in the second quarter. With first half 2013 operating (non-GAAP) earnings per share of $6.23 down only 1.0 percent year to year, including the second quarter workforce rebalancing charge, the company is on a good footing entering the second half of the year.

In April 2013, the company indicated that its expectation for the full year 2013 was GAAP earnings of at least $15.53 and operating (non-GAAP) earnings of at least $16.70 per diluted share. This expectation was based on an “all in” view of the business taking into account operational performance, benefits from workforce rebalancing activity and gains/charges. The company also indicated in April that excluding the expected second quarter workforce rebalancing charge and second half gains, the company was confident that it could achieve at least $16.70 of operating (non-GAAP) earnings per share for the full year 2013.

In July 2013, the company updated its full year 2013 expectations for new information. First, the substantial second half gain that the company was expecting in its “all in” view of earnings per share will not likely close by end of the year, although the company remains in active discussions. The company follows a very disciplined mergers and acquisitions process and will not undervalue or expedite a divestiture simply to close a transaction in the current year. As a result, the company will need to fully absorb the second quarter workforce rebalancing charge of $1 billion in its “all in” view without an offset from this potential gain.

Based on its performance in the second quarter, solid prospects for its growth initiatives, tough decisions on spending and potential tax settlements, the company increased its expectation for full year operating (non-GAAP) earnings per share, excluding the second quarter workforce rebalancing charge, by $0.20 to at least $16.90. As a result, the company has updated its “all in” view for the full year, expecting GAAP earnings of at least $15.08 and operating (non-GAAP) earnings of at least $16.25, with the net impact of $0.45 driven by the elongated discussions related to the larger divestiture project, partially offset by the improved operational performance.

In the second quarter, total consolidated revenue decreased 3.3 percent, 1 percent at constant currency. The constant currency performance reflects a 2 point improvement from the first quarter rate and was driven by Global Services, Software and Systems and Technology. The company entered the quarter with a modest currency headwind which became more pronounced with the strengthening of the dollar. Overall, currency impacted the company’s revenue growth by 2 points. At current spot rates, the company expects a 3 point currency impact to revenue in the second half of the year.

The consolidated gross profit margin increased 1.0 points versus the second quarter of 2012 to 48.7 percent. The operating (non-GAAP) gross margin increased 1.4 points to 49.7 percent. Performance was driven by margin expansion in Global Services and a mix to the more profitable segments.

Total expense and other (income) increased 12.2 percent in the second quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 11.2 percent compared to the second quarter of 2012. Normalizing for the workforce rebalancing charges recorded in the second quarter of 2013 and 2012, operating (non-GAAP) total expense and other (income) declined 1.0 percent compared to the second quarter of 2012. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
•	Currency *	(1)	point	(1)	point
•	Acquisitions**	2	points	1	point
•	Base expense	11	points	10	points
•	Base expense normalized***			(2)	points

*                      Reflects impacts of translation and hedging programs.

**               Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

***        Normalized for workforce rebalancing charges in the second-quarter 2013/2012.

Pre-tax income declined 19.7 percent year to year and the pre-tax margin was 16.6 percent. Net income decreased 16.9 percent and the net income margin was 12.9 percent, a decrease of 2.1 points year to year. The effective tax rate for the second quarter was 22.1 percent, compared with 24.8 percent in the prior year. The tax rate in the second quarter includes a discrete tax benefit associated with a tax agreement received in the quarter. Operating (non-GAAP) pre-tax income declined 15.6 percent year to year and the pre-tax margin was 18.4 percent, a decrease of 2.7 points versus the prior year. Operating (non-GAAP) net income decreased 12.2 percent and the operating (non-GAAP) net income margin of 14.4 percent decreased 1.5 points versus the prior year. The operating (non-GAAP) effective tax rate was 22.0 percent versus 25.0 percent in the second quarter of 2012.

The workforce rebalancing charges in the second quarter of 2013 and 2012 impacted the company’s operating (non-GAAP) pre-tax and net income dynamics in the period. Excluding the second quarter workforce rebalancing charges in both 2013 and 2012, operating (non-GAAP) pre-tax income increased 0.2 percent, and the operating (non-GAAP) pre-tax margin of 22.5 percent increased 0.8 points. Operating (non-GAAP) net income increased 3.5 percent, and the operating (non-GAAP) net income margin of 17.4 percent increased 1.1 points.

Diluted earnings per share declined 12.9 percent versus the prior year. Operating (non-GAAP) diluted earnings per share declined 8.3 percent compared to the prior year. Normalized for the workforce rebalancing charges, operating (non-GAAP) diluted earnings per share increased 8.3 percent compared to the second quarter of 2012. In the second quarter of 2013, the company repurchased 17.1 million shares of its common stock.

Operating (non-GAAP) diluted earnings per share of $3.22 decreased $0.29 versus the second quarter of 2012 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.12)
•	Margin expansion excluding workforce rebalancing:	$0.24
•	Workforce rebalancing:	$(0.59)
•	Common stock repurchases:	$0.18

The company generated $3,175 million in cash flow provided by operating activities, a decrease of $1,260 million compared to the second quarter of 2012, driven primarily by higher income tax payments in the second quarter of 2013 versus 2012. Net cash used in investing activities of $864 million decreased $820 million primarily due to less cash used for acquisitions ($485 million) and lower net capital expenditures ($315 million). Net cash used in financing activities of $3,327 million decreased $36 million compared to the prior year, primarily due to higher net cash proceeds from total debt ($668 million), partially offset by increased cash used for common stock repurchases ($564 million) and dividends ($70 million).

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the six months ended June 30:	2013	2012	Change
Revenue	$48,332	$50,456	(4.2	)%*
Gross profit margin	47.2%	46.4%	0.8	pts.
Total expense and other income	$15,060	$14,403	4.6%
Total expense and other income to revenue ratio	31.2%	28.5%	2.6	pts.
Provision for income taxes	$1,492	$2,049	(27.2)%
Net income	$6,258	$6,948	(9.9)%
Net income margin	12.9%	13.8%	(0.8	)pts.
Earnings per share:
Assuming dilution	$5.60	$5.95	(5.9)%
Basic	$5.65	$6.02	(6.1)%
Weighted-average shares outstanding:
Assuming dilution	1,116.7	1,168.1	(4.4)%
Basic	1,107.3	1,154.1	(4.1)%

	6/30/13	12/31/12
Assets	$115,153	$119,213	(3.4)%
Liabilities	$97,269	$100,229	(3.0)%
Equity	$17,883	$18,984	(5.8)%

* 2.3 percent decrease adjusted for currency

Financial Performance Summary:

In the first six months of 2013, the company reported revenue of $48.3 billion and diluted earnings per share of $5.60 as reported and $6.23 on an operating (non-GAAP) basis. Excluding the second quarter 2013 and 2012 workforce rebalancing charges, operating (non-GAAP) diluted earnings per share was $6.90, an increase of 8.2 percent compared to the first half of 2012. The company generated $7.2 billion in cash from operations and $4.4 billion in free cash flow in the first half driving shareholder returns of $8.1 billion in gross common stock repurchases and dividends.

Total revenue decreased 4.2 percent (2 percent adjusted for currency) compared to the first six months of 2012. Software revenue increased 1.9 percent (3 percent adjusted for currency) driven by key branded middleware which increased 5.3 percent (6 percent adjusted for currency). Within Global Services, Global Technology Services declined 4.4 percent (2 percent adjusted for currency), while Global Business Services decreased 2.3 percent as reported, but, increased 1 percent at constant currency. Systems and Technology revenue declined 14 percent (14 percent adjusted for currency) and Global Financing revenue decreased 2.1 percent (flat adjusted for currency). On a geographic basis, revenue in the growth markets was flat as reported and up 1 percent at constant currency, while the major markets declined 5.4 percent (3 percent adjusted for currency).

The consolidated gross margin increased 0.8 points versus the first six months of 2012 to 47.2 percent. The operating (non-GAAP) gross margin increased 1.2 points to 48.2 percent compared to the prior year. The improvement in gross margin in the first six months was driven by Global Services and an improving segment mix.

Total expense and other (income) increased 4.6 percent in the first six months of 2013 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 3.3 percent compared to the first six months of 2012. Normalizing for the workforce rebalancing charges recorded in the second quarter of 2013 and 2012, operating (non-GAAP) total expense and other (income) declined 2.7 percent compared to the first six months of 2012. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)

•	Currency *	(1)	point	(1)	point
•	Acquisitions**	2	points	2	points
•	Base expense	4	points	3	points
•	Base expense normalized***			(3)	points

*                 Reflects impacts of translation and hedging programs.

**          Includes acquisitions completed in prior 12-month period: operating (non-GAAP) is net of non-operating acquisition-related charges.

*** Normalized for workforce rebalancing charges in the second-quarter 2012/2013.

Pre-tax income declined 13.9 percent year to year and the pre-tax margin was 16.0 percent, a decrease of 1.8 points year to year. Net income decreased 9.9 percent and the net income margin was 12.9 percent, a decrease of 0.8 points year to year. The effective tax rate for the first six months was 19.2 percent, compared with 22.8 percent in the prior year. Operating (non-GAAP) pre-tax income declined 9.2 percent year to year and the pre-tax margin was 17.9 percent, a decrease of 1.0 points versus the prior year. Operating (non-GAAP) net income decreased 5.3 percent and the operating (non-GAAP) net income margin of 14.4 percent decreased 0.2 points versus the prior year. The operating (non-GAAP) effective tax rate was 19.8 percent versus 23.1 percent in the second quarter of 2012.

The workforce rebalancing charges in the second quarter of 2013 and 2012 impacted the company’s operating (non-GAAP) pre-tax and net income dynamics in the first six months. Excluding the second quarter workforce rebalancing charges in both 2013 and 2012, operating (non-GAAP) pre-tax income decreased 0.2 percent, and the operating (non-GAAP) pre-tax margin of 20.0 percent increased 0.8 points. Operating (non-GAAP) net income increased 3.4 percent, and the operating (non-GAAP) net income margin of 16.0 percent increased 1.2 points.

Diluted earnings per share declined 5.9 percent versus the prior year. Operating (non-GAAP) diluted earnings per share declined 1.0 percent. Normalized for the second quarter 2013 and 2012 workforce rebalancing charges, operating (non-GAAP) diluted earnings per share increased 8.2 percent compared to the first six months of 2012. In the first six months of 2013, the company repurchased 29.4 million shares of its common stock.

Operating (non-GAAP) diluted earnings per share of $6.23 decreased $0.06 versus the first six months of 2012 driven by the following factors:

•	Revenue decrease at actual rates:	$(0.27)
•	Margin expansion excluding workforce rebalancing:	$0.49
•	Workforce rebalancing:	$(0.58)
•	Common stock repurchases:	$0.30

At June 30, 2013, the company’s balance sheet and liquidity positions remain strong and are well-positioned to support the business over the long term. Cash and marketable securities at quarter end were $10,356 million, a decrease of $772 million from December 31, 2012. Key drivers in the balance sheet and total cash flows are highlighted below.

Total assets decreased $4,060 million ($968 million adjusted for currency) from December 31, 2012 driven by:

•                  Decreases in total receivables ($2,726 million), cash and cash equivalents ($854 million), property, plant and equipment — net ($640 million), goodwill ($401 million), intangible assets ($369 million) and investments and sundry assets ($300 million); partially offset by

•                  Increased prepaid expenses and other current assets ($722 million) and total deferred taxes ($346 million).

Total liabilities decreased $2,960 million ($704 million adjusted for currency) from December 31, 2012 driven by:

•                  Decreases in retirement and nonpension postretirement ($2,455 million), accounts payable ($1,131 million) and compensation and benefits ($523 million); partially offset by

•                  Increased total debt ($853 million) and other accrued expenses and liabilities ($367 million).

Total equity of $17,883 million decreased $1,101 million from December 31, 2012 as a result of:

•                  Increased treasury stock ($6,107 million) driven by share repurchases; partially offset by

•              Higher retained earnings ($4,243 million) and common stock ($776 million).

The company generated $7,197 million in cash flow provided by operating activities, a decrease of $1,529 million when compared to the first six months of 2012, primarily driven by an increase in cash used due to higher income tax payments ($709 million), a decrease in cash provided by accounts receivable driven by lower collections ($685 million), an increase in the use of cash related to the fulfillment of services contracts ($366 million) and a decrease in operational net income. These decreases were partially offset by cash savings from the deferral of the 401(k) matching contribution ($439 million) and a decrease in cash used for vendor payables ($248 million).  Net cash used in investing activities of $1,876 million was $2,037 million lower than the first six months of 2012, primarily due to decreased cash used for acquisitions ($1,745 million). Net cash used in financing activities of $6,043 million was $364 million higher, compared to the first six months of 2012, primarily due to lower cash provided by common stock transactions ($404 million) and increased dividend payments ($148 million), partially offset by increased proceeds from net debt transactions ($187 million).

Second Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2013 versus the second quarter and first six months of 2012 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2013	2012	Change		Currency
Revenue:
Global Technology Services	$9,536	$9,995	(4.6)%		(2.1)%
Gross margin	37.8%	36.3%	1.5	pts.
Global Business Services	4,606	4,667	(1.3)%		2.1%
Gross margin	31.2%	30.7%	0.4	pts.
Software	6,423	6,171	4.1%		5.2%
Gross margin	88.8%	88.4%	0.4	pts.
Systems and Technology	3,758	4,259	(11.8)%		(11.2)%
Gross margin	36.7%	38.3%	(1.6	)pts.
Global Financing	487	517	(5.8)%		(4.1)%
Gross margin	46.3%	46.0%	0.4	pts.
Other	115	175.0	(34.2)%		(33.9)%
Gross margin	(190.5)%	(60.0)%	(130.5	)pts.
Total consolidated revenue	$24,924	$25,783	(3.3)%		(1.4)%
Total consolidated gross profit	$12,132	$12,281	(1.2)%
Total consolidated gross margin	48.7%	47.6%	1.0	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	90	93	(2.9)%
Acquisition-related charges	1	0	nm
Retirement-related costs/(income)	156	66	137.0
Operating (non-GAAP) gross profit	$12,379	$12,440	(0.5)%
Operating (non-GAAP) gross margin	49.7%	48.2%	1.4	pts.

nm - not meaningful

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2013	2012	Change		Currency
Revenue:
Global Technology Services	$19,140	$20,031	(4.4)%		(2.0)%
Gross margin	37.3%	35.8%	1.5	pts.
Global Business Services	9,091	9,304	(2.3)%		0.9%
Gross margin	29.9%	29.4%	0.5	pts.
Software	11,995	11,770	1.9%		3.0%
Gross margin	88.1%	87.7%	0.3	pts.
Systems and Technology	6,864	8,008	(14.3)%		(13.7)%
Gross margin	34.7%	36.4%	(1.6	)pts.
Global Financing	985	1,006	(2.1)%		(0.1)%
Gross margin	46.0%	48.3%	(2.2	)pts.
Other	257	336	(23.7)%		(23.4)%
Gross margin	(172.8)%	(67.1)%	(105.6	)pts.
Total consolidated revenue	$48,322	$50,456	(4.2)%		(2.3)%
Total consolidated gross profit	$22,810	$23,400	(2.5)%
Total consolidated gross margin	47.2%	46.4%	0.8	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	184	181	1.5%
Acquisition-related charges	3	0	nm
Retirement-related costs/(income)	320	137	134.3
Operating (non-GAAP) gross profit	$23,316	$23,718	(1.7)%
Operating (non-GAAP) gross margin	48.2%	47.0%	1.2	pts.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external  revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Global Technology Services	38.4%	39.0%	39.8%	40.0%
Global Business Services	18.6	18.2	18.9	18.6
Total Global Services	57.0	57.3	58.7	58.5
Software	25.9	24.1	24.9	23.5
Systems and Technology	15.1	16.6	14.3	16.0
Global Financing	2.0	2.0	2.0	2.0
Total	100%	100%	100%	100%

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Global Technology Services	30.4%	30.2%	32.9%	31.6%
Global Business Services	12.5	13.8	14.1	13.7
Total Global Services	42.8	44.0	46.9	45.3
Software	49.0	42.9	47.3	43.3
Systems and Technology	(2.8)	4.0	(5.8)	1.3
Global Financing	11.0	9.1	11.5	10.2
Total	100.0%	100.0%	100.0%	100.0%

In April 2013, the company indicated that it expected to take most of its workforce rebalancing actions for the year in the second quarter as opposed to the prior year when these charges were distributed across the quarters. These actions resulted in a charge to pre-tax income of $1,011 million in the second quarter of 2013 compared to $155 million in the second quarter of 2012. In the segment analysis below and in the Global Financing analysis on pages 74 and 75, each segment’s pre-tax income and pre-tax margin for the second quarter and first six months of 2013 and 2012 is presented on an as-reported basis and on a basis normalized for these actions in the second quarter of both years to provide a better perspective of the underlying operational performance of the segments.

Global Services

In the second quarter of 2013, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered revenue of $14,142 million, a decrease of 3.5 percent (1 percent adjusted for currency) year to year. The revenue performance in the quarter reflected a one point sequential improvement at constant currency from the first quarter of 2013. Pre-tax profit in the second quarter of 2013 declined 16.5 percent year to year driven by a higher level of workforce rebalancing charges. Normalizing for the workforce rebalancing charges in both periods, pre-tax profit increased 2.4 percent with a pre-tax margin of 18.6 percent, up 1.1 points year to year. The Services segments continued to have good performance in the growth initiatives of Smarter Planet, cloud and business analytics, and continued to invest to accelerate the shift toward higher value content. Total outsourcing revenue of $6,503 million decreased 5.1 percent (2 percent adjusted for currency) and total transactional revenue of $5,861 million decreased 1.5 percent as reported, but increased 1 percent adjusted for currency year over year.

In the first six months of 2013, total Global Services revenue was $28,231 million, a decrease of 3.8 percent (1 percent adjusted for currency) year to year. Revenue in the growth markets increased 1.0 percent (3 percent adjusted for currency), while the major markets decreased 5.0 percent (2 percent adjusted for currency) year to year. Total outsourcing revenue of $13,103 million decreased 5.1 percent (2 percent adjusted for currency) and total transactional revenue of $11,581 million decreased 2.1 percent as reported, but increased 1 percent at constant currency year to year.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2013	2012	Change	Currency
Global Services external revenue:	$14,142	$14,662	(3.5)%	(0.7)%
Global Technology Services	$9,536	$9,995	(4.6)%	(2.1)%
Outsourcing	5,471	5,812	(5.9)	(3.3)
Integrated Technology Services	2,287	2,328	(1.8)	0.8
Maintenance	1,777	1,855	(4.2)	(1.8)
Global Business Services	$4,606	$4,667	(1.3)%	2.1%
Outsourcing	1,032	1,045	(1.2)	2.8
Consulting and Systems Integration	3,574	3,622	(1.3)	1.9

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2013	2012	Change	Currency
Global Services external revenue:	$28,231	$29,335	(3.8)%	(1.1)%
Global Technology Services	$19,140	$20,031	(4.4)%	(2.0)%
Outsourcing	11,029	11,715	(5.9)	(3.4)
Integrated Technology Services	4,564	4,623	(1.3)	1.2
Maintenance	3,547	3,692	(3.9)	(1.8)
Global Business Services	$9,091	$9,304	(2.3)%	0.9%
Outsourcing	2,073	2,093	(1.0)	2.8
Consulting and Systems Integration	7,017	7,211	(2.7)	0.3

Global Technology Services revenue of $9,536 million decreased 4.6 percent (2 percent adjusted for currency) in the second quarter of 2013 year to year and decreased 4.4 percent (2 percent adjusted for currency) to $19,140 million in the first six months of 2013. GTS Outsourcing revenue decreased 5.9 percent (3 percent adjusted for currency) in both the second quarter and the first six months of 2013 year to year, respectively, and continued to be impacted by the work previously done to restructure and improve the profitability of lower margin outsourcing contracts. This initiative helped improve GTS Outsourcing margin performance again in the second quarter, and is estimated to have had an impact of approximately 1.5 points of year-to-year revenue growth to GTS, and 1 point to Global Services in total. The impacts to year-to-year revenue growth from this initiative will mitigate in the second half of 2013, although GTS will continue to operate at this higher profit base. Integrated Technology Services (ITS) revenue decreased 1.8 percent (increased 1 percent adjusted for currency) in the second quarter and decreased 1.3 percent (increased 1 percent adjusted for currency) in the first six months of 2013. Revenue growth at constant currency was led by Japan with its third consecutive quarter of double-digit growth. In July 2013, the company closed the acquisition of SoftLayer Technologies Inc., the world’s largest privately held cloud computing infrastructure provider. With SoftLayer, the company will accelerate the build-out of its public cloud infrastructure to give clients the broadest choice of cloud offerings to drive business innovation.

Global Business Services revenue of $4,606 million decreased 1.3 percent as reported, but increased 2 percent adjusted for currency in the second quarter of 2013, representing an approximate 2 point sequential improvement at constant currency from the first quarter of 2013. On a geographic basis, North America led the second quarter sequential improvement and was up mid-single digits at constant currency. The growth markets and Japan continued to drive solid performance, and Europe slowed its rate of decline compared to the first quarter of 2013. In the first six months of 2013, GBS revenue of $9,091 million decreased 2.3 percent as reported, but increased 1 percent adjusted for currency year to year. On an offering basis, GBS had good results across its portfolio. In its solutions that address the Digital Front Office, GBS delivered double-digit growth across the initiatives: business analytics, Smarter Planet and cloud. In addition, within the traditional back office solutions that address the Globally Integrated Enterprise, implementation services that support the traditional packaged applications returned to growth in the second quarter of 2013 at constant currency. Application Outsourcing revenue decreased 1.2 percent (increased 3 percent adjusted for currency) in the second quarter and decreased 1.0 percent (increased 3 percent adjusted for currency) in the first six months of 2013. Consulting and Systems Integration (C&SI) revenue decreased 1.3 percent as reported but increased 2 percent adjusted for currency in the second quarter of 2013, a 3 point sequential improvement at constant currency from the first quarter of 2013. C&SI revenue decreased 2.7 percent (flat adjusted for currency) in the first six months of 2013 year to year.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2013	2012	Change
Global Technology Services:
External gross profit	$3,607	$3,629	(0.6)%
External gross profit margin	37.8%	36.3%	1.5	pts.
Pre-tax income	$1,514	$1,757	(13.8)%
Pre-tax margin	15.4%	17.1%	(1.7	)pts.
Pre-tax income — normalized	$1,866	$1,818	2.7%
Pre-tax margin — normalized	19.0%	17.7%	1.3	pts.
Global Business Services:
External gross profit	$1,436	$1,434	0.1%
External gross profit margin	31.2%	30.7%	0.4	pts.
Pre-tax income	$623	$803	(22.4)%
Pre-tax margin	13.0%	16.6%	(3.6	)pts.
Pre-tax income — normalized	$856	$840	1.9%
Pre-tax margin — normalized	17.9%	17.3%	0.5	pts.

			Yr. to Yr
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2013	2012	Change
Global Technology Services:
External gross profit	$7,137	$7,169	(0.4)%
External gross profit margin	37.3%	35.8%	1.5	pts.
Pre-tax income	$3,099	$3,237	(4.3)%
Pre-tax margin	15.7%	15.7%	0.0	pts.
Pre-tax income — normalized	$3,451	$3,298	4.6%
Pre-tax margin — normalized	17.5%	16.0%	1.5	pts.
Global Business Services:
External gross profit	$2,719	$2,735	(0.6)%
External gross profit margin	29.9%	29.4%	0.5	pts.
Pre-tax income	$1,326	$1,404	(5.6)%
Pre-tax margin	14.0%	14.5%	(0.5	)pts.
Pre-tax income — normalized	$1,559	$1,441	8.2%
Pre-tax margin — normalized	16.5%	14.9%	1.6	pts.

GTS gross profit margin improved 1.5 points in both the second quarter and the first six months of 2013 versus the prior year with margin expansion across all lines of business. Pre-tax income decreased 13.8 percent to $1,514 million and the pre-tax margin declined 1.7 points to 15.4 percent in the second quarter of 2013 year to year. Normalized for workforce rebalancing charges of $352 million and $61 million in the second quarter of 2013 and 2012, respectively, GTS pre-tax income was up 2.7 percent and pre-tax margin expanded 1.3 points. GTS pre-tax income for the first six months of 2013 decreased 4.3 percent to $3,099 million and pre-tax margin of 15.7 percent was flat year to year. Normalized for the workforce rebalancing charges in the second quarter of 2013 and 2012, GTS pre-tax income for the first six months of 2013 was up 4.6 percent and pre-tax margin expanded 1.5 points year to year. Margin expansion in both periods reflected improved efficiency and productivity, as well as a strong focus on spending reductions.

GBS gross profit margin improved 0.4 points and 0.5 points in the second quarter and first six months, respectively, versus the prior year. GBS pre-tax income of $623 million in the second quarter of 2013 decreased 22.4 percent with a pre-tax margin of 13.0 percent, a decline of 3.6 points year to year. Normalized for workforce rebalancing charges of $233 million and $37 million in the second quarter of 2013 and 2012, respectively, GBS pre-tax income was up 1.9 percent and pre-tax margin expanded 0.5 points. GBS pre-tax income in the first six months of 2013 decreased 5.6 percent to $1,326 million and pre-tax margin of 14.0 percent declined 0.5 points year to year. Normalized for the workforce rebalancing charges in the second quarter of 2013 and 2012, respectively, GBS pre-tax income for the first six months of 2013 was up 8.2 percent and pre-tax margin improved 1.6 points year to year.

Global Services Backlog

The estimated Global Services backlog at June 30, 2013 was $141 billion, an increase of 3.2 percent (7 percent adjusted for currency) compared to the June 30, 2012 balance, the strongest growth in the backlog at constant currency in the last four years. The year-to-year backlog growth was primarily driven by new business in the quarter and both the transactional and outsourcing businesses improved versus the prior year. The company signed 15 deals over $100 million in the second quarter, including a multi-billion dollar outsourcing deal with UniCredit in Europe. The estimated transactional backlog at June 30, 2013 increased 8.3 percent (12 percent adjusted for currency) and the estimated outsourcing backlog increased 2.7 percent (7 percent adjusted for currency), respectively, from the June 30, 2012 levels. Total growth markets backlog at June 30, 2013 increased 5.6 percent (11 percent year to year adjusted for currency), and the major markets backlog increased 2.6 percent (6 percent adjusted for currency), an improvement from the constant currency growth rate in the first quarter of 2013.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2013	2012	Change	Currency
Backlog:
Total backlog	$140.5	$136.1	3.2%	6.9%
Outsourcing backlog	$90.3	$87.9	2.7%	6.7%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2013	2012	Change	Currency
Total signings:	$16,418	$13,688	19.9%	22.4%
Outsourcing signings	$8,901	$6,785	31.2%	31.5%
Transactional signings	7,517	6,904	8.9	13.5

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2013	2012	Change	Currency
Total signings:	$33,349	$25,464	31.0%	34.4%
Outsourcing signings	$19,634	$12,241	60.4%	63.6%
Transactional signings	13,715	13,223	3.7	7.4

Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2013	2012	Change	Currency
Software external revenue:	$6,423	$6,171	4.1%	5.2%
Middleware:	$5,320	$5,046	5.4%	6.5%
Key branded middleware:	4,302	3,944	9.1	10.1
WebSphere Family			9.0	10.0
Information Management			5.2	6.2
Social Workforce Solutions*			22.0	23.1
Tivoli			13.0	14.0
Rational			12.0	13.1
Other middleware	1,018	1,102	(7.6)	(6.3)
Operating systems	606	628	(3.5)	(2.1)
Other	496	497	(0.1)	0.6

* Formerly Lotus

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2013	2012	Change	Currency
Software external revenue:	$11,995	$11,770	1.9%	3.0%
Middleware:	$9,868	$9,585	3.0%	4.0%
Key branded middleware:	7,806	7,413	5.3	6.3
WebSphere Family			7.5	8.5
Information Management			1.9	2.9
Social Workforce Solutions*			15.0	16.3
Tivoli			7.6	8.7
Rational			5.5	6.6
Other middleware	2,062	2,172	(5.1)	(3.9)
Operating systems	1,184	1,218	(2.8)	(1.5)
Other	943	968	(2.5)	(1.7)

* Formerly Lotus

Software revenue of $6,423 million increased 4.1 percent (5 percent adjusted for currency) in the second quarter, representing the highest constant currency growth since the first quarter of 2012. Performance was led by double-digit constant currency growth in key branded middleware with all five brands gaining share in the quarter. Software revenue in the first six months of 2013 increased 1.9 percent (3 percent adjusted for currency) year to year to $11,995 million.

Key branded middleware revenue, which accounted for 67 percent of total Software revenue in the second quarter of 2013, increased 9.1 percent (10 percent adjusted for currency) year to year. In the first six months of 2013, key branded middleware revenue increased 5.3 percent (6 percent adjusted for currency) year to year and accounted for 65 percent of total Software revenue. Both periods reflected good performance in the key areas of smarter commerce, social business, security and storage management. The Software business has built a portfolio of solutions that target the faster growing segments of the market — including mobile, social and security. Differentiated by advanced analytics, these solutions provide value to a new set of information technology buyers in the front office. Many of these solutions are delivered through the company’s SaaS offerings which were up over 50 percent in the second quarter versus the prior year.

WebSphere revenue increased 9.0 percent (10 percent adjusted for currency) and 7.5 percent (8 percent adjusted for currency) in the second quarter and first six months of 2013 year to year, respectively. Revenue performance included double-digit growth in Smarter Commerce and mobile. The company’s Smarter Commerce initiative helps clients transform their business processes to rapidly respond to shifting customer demands in today’s digitally-transformed marketplace. The company’s mobile portfolio, led by MobileFirst, combines security, analytics and application development software to manage clients mobile infrastructure, regardless of device.

Information Management revenue increased 5.2 percent (6 percent adjusted for currency) and 1.9 percent (3 percent adjusted for currency) in the second quarter and first six months of 2013 year to year, respectively. Performance in both periods was driven by growth in the business analytics offerings. Analytics runs through the company’s full portfolio of solutions, enabling clients to develop and execute a big data strategy that connects their existing business data to new data sources — delivering business insights in real time.

Tivoli revenue increased 13.0 percent (14 percent adjusted for currency) in the second quarter and 7.6 percent (9 percent adjusted for currency) in the first six months of 2013, compared to the prior year periods with growth in each of the three key business areas. Tivoli security revenue increased 19 percent (20 percent adjusted for currency) in the second quarter of 2013 and 16 percent (18 percent adjusted for currency) in the first half of 2013. In the age of mobile access and cloud infrastructure, Security Intelligence is critical to safeguarding data, transactions and everyday business operations. Tivoli storage, which enables customers to manage their rapidly growing data, was up 16 percent (17 percent adjusted for currency) in the second quarter and 13 percent (15 percent adjusted for currency) in the first half of 2013 year to year, respectively. This was the 10th consecutive quarter of double-digit constant currency growth in storage software.

Social Workforce Solutions revenue increased 22.0 percent (23 percent adjusted for currency) in the second quarter and 15.0 percent (16 percent adjusted for currency) in the first six months of 2013, respectively. Performance in both periods was driven by the recent acquisition of Kenexa and the company’s existing Smarter Workforce offerings. In the second quarter of 2013, the company was ranked as the top enterprise social software vendor for the fourth consecutive year by International Data Corporation (IDC).

Rational revenue increased 12.0 percent (13 percent adjusted for currency) year to year in the second quarter and 5.5 percent (7 percent adjusted for currency) in the first six months of 2013.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2013	2012	Change
Software:
External gross profit	$5,703	$5,455	4.5%
External gross profit margin	88.8%	88.4%	0.4	pts.
Pre-tax income	$2,443	$2,493	(2.0)%
Pre-tax margin	34.1%	35.9%	(1.8	)pts.
Pre-tax income — normalized	$2,662	$2,520	5.6%
Pre-tax margin — normalized	37.2%	36.3%	0.9	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2013	2012	Change
Software:
External gross profit	$10,562	$10,325	2.3%
External gross profit margin	88.1%	87.7%	0.3	pts.
Pre-tax income	$4,457	$4,438	0.4%
Pre-tax margin	32.9%	33.2%	(0.3	)pts.
Pre-tax income — normalized	$4,676	$4,465	4.7%
Pre-tax margin — normalized	34.5%	33.4%	1.1	pts.

The Software gross profit margin improved 0.4 points to 88.8 percent, and 0.3 points to 88.1 percent year to year in the second quarter and first six month periods of 2013, respectively. Software pre-tax income of $2,443 in the second quarter of 2013 decreased 2.0 percent year to year, with a pre-tax margin of 34.1 percent, a decline of 1.8 points. Normalized for workforce rebalancing charges of $219 million and $27 million in the second quarter of 2013 and 2012, respectively, Software pre-tax income was up 5.6 percent and the pre-tax margin expanded 0.9 points. Segment pre-tax income for the first six months of 2013 increased 0.4 percent to $4,457 million with a pre-tax margin of 32.9 percent. Normalized for the workforce rebalancing charges in the second quarter of 2013 and 2012, Software pre-tax income in the first six months of 2013 was up 4.7 percent and the pre-tax margin expanded 1.1 points.

Systems and Technology

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2013	2012	Change	Currency
Systems and Technology external revenue:	$3,758	$4,259	(11.8)%	(11.2)%
System z			9.9%	10.9%
Power Systems			(24.6)	(24.1)
System x			(10.8)	(10.4)
Storage			(6.5)	(5.8)
Total Systems excluding RSS			(9.5)	(8.9)
Microelectronics OEM			6.3	6.3
Total Systems and Technology excluding RSS			(8.0)	(7.4)
Retail Stores Solutions (Divested)			(99.2)	(99.2)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2013	2012	Change	Currency
Systems and Technology external revenue:	$6,864	$8,008	(14.3)%	(13.7)%
System z			8.7%	9.7%
Power Systems			(28.0)	(27.5)
System x			(10.0)	(9.4)
Storage			(8.8)	(7.8)
Total Systems excluding RSS			(11.3)	(10.6)
Microelectronics OEM			(4.9)	(4.9)
Total Systems and Technology excluding RSS			(10.7)	(10.1)
Retail Stores Solutions (Divested)			(99.3)	(99.3)

Systems and Technology revenue decreased 11.8 percent (11 percent adjusted for currency) and 14.3 percent (14 percent adjusted for currency) in the second quarter and first six months of 2013, respectively, versus the same periods in 2012. Adjusting for the divested Retail Store Solutions (RSS) business, revenue declined 8.0 percent (7 percent adjusted for currency) and 10.7 percent (10 percent adjusted for currency) in the second quarter and first six months of 2013, respectively, versus the same periods in 2012. In the second quarter, the company delivered strong performance in the System z mainframe business, and Power Systems and Storage had some modest improvement in year-to-year performance, however, both brands still declined year to year. Systems and Technology returned to profitability in the second quarter excluding workforce rebalancing charges.

System z revenue increased 9.9 percent and 8.7 percent (11 percent and 10 percent adjusted for currency) in the second quarter and first six months of 2013 versus the second quarter and first six months of 2012, respectively. MIPS (millions of instructions per second) shipments increased 23 percent and 25 percent in the second quarter and first six months of 2013 versus the same periods of 2012, respectively. The increase in MIPS in both periods was driven by specialty engines, which continue to be more than 50 percent of the volumes and have increased double digits year to year.

The company continues to see gains in PureSystems, its expert integrated systems. The company has completed its first five quarters of operations for PureSystems, and has sold over 6,000 systems in over 100 countries.

Power Systems revenue decreased 24.6 percent and 28.0 percent (24 percent and 27 percent adjusted for currency) in the second quarter and first six months of 2013 versus the second quarter and first six months of 2012, respectively. The second quarter decline at constant currency represented a 7 point improvement from last quarter’s rate. The Power platform continued to outperform the UNIX competition as the company gained market share again this quarter. The company is continuing to expand its Power platform to address the Linux opportunity.

System x revenue decreased 10.8 percent and 10.0 percent (10 percent and 9 percent adjusted for currency) in the second quarter and first six months of 2013 versus the second quarter and first six months of 2012, respectively. High-end System x revenue decreased 18.8 percent and 13.7 percent (18 percent and 13 percent adjusted for currency) in the second quarter and first six months of 2013 versus the comparable periods of 2012, respectively.

Storage revenue decreased 6.5 percent and 8.8 percent (6 percent and 8 percent adjusted for currency) in the second quarter and first six months of 2013 versus the comparable periods in 2012, respectively. Strong double-digit growth in the mid-range Storwize products in both periods was more than offset by declines in the company’s legacy OEM offerings and softness in high-end offerings. The company’s flash product offerings contributed two points of year-to-year growth to total Storage revenue in the second quarter. The value in storage solutions continues to shift to software, as storage software revenue, which is reported in Tivoli, increased 17 percent and 15 percent adjusted for currency, in the second quarter and first six months of 2013, compared to prior year periods.

Microelectronics OEM revenue increased 6.3 percent and decreased 4.9 percent (up 6 percent and down 5 percent adjusted for currency) in the second quarter and first six months of 2013 versus the comparable periods of 2012, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2013	2012	Change
Systems and Technology:
External gross profit	$1,379	$1,630	(15.4)%
External gross profit margin	36.7%	38.3%	(1.6	) pts.
Pre-tax income	$(141)	$234	nm
Pre-tax margin	(3.6)%	5.3%	(8.9	) pts.
Pre-tax income — normalized	$62	$261	(76.3)%
Pre-tax margin — normalized	1.6%	5.9%	(4.3	) pts.

nm - not meaningful

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2013	2012	Change
System and Technology:
External gross profit	$2,382	$2,911	(18.2)%
External gross profit margin	34.7%	36.4%	(1.6	) pts.
Pre-tax income	$(546)	$130	nm
Pre-tax margin	(7.7)%	1.6%	(9.2	) pts.
Pre-tax income — normalized	$(343)	$156	nm
Pre-tax margin — normalized	(4.8)%	1.9%	(6.7	) pts.

nm - not meaningful

Systems and Technology’s gross profit margin decreased 1.6 points in the second quarter of 2013 versus the prior year. The decrease was driven by lower margins in Power Systems (1.0 points), System x (0.7 points) and Microelectronics (0.4 points), partially offset by an improvement due to revenue mix (0.7 points). Gross margin for the first six months of 2013 decreased 1.6 points compared to the first six months of 2012. The decrease was driven by lower margins in System x (1.1 points), Microelectronics (0.7 points) and Power Systems (0.6 points), partially offset by an improvement due to revenue mix (0.7 points).

Systems and Technology’s pre-tax income decreased $375 million to a loss of $141 million in the second quarter and $675 million to a loss of $546 million for the first six months of 2013, when compared to the prior year periods. Pre-tax margin decreased 8.9 points in the second quarter and 9.2 points in the first six months, respectively, versus the prior year periods. Normalized for workforce rebalancing charges of $203 million and $27 million in the second quarter of 2013 and 2012, respectively, Systems and Technology’s second quarter pre-tax income was $62 million and the pre-tax margin declined 4.3 points versus the prior year. Normalized for the workforce rebalancing charges in the second quarter of 2013 and 2012, Systems and Technology’s pre-tax income for the first six months of 2013 declined $499 million to a loss of $343 million and the pre-tax margin declined 6.7 points compared to the prior year.

Global Financing

See pages 74 to 79 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately below.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2013	2012	Change	Currency
Total Revenue	$24,924	$25,783	(3.3)%	(1.4)%
Geographies:	$24,385	$25,271	(3.5)%	(1.5)%
Americas	10,709	11,081	(3.4)	(2.9)
Europe/Middle East/Africa (EMEA)	7,839	7,869	(0.4)	(1.0)
Asia Pacific	5,838	6,321	(7.6)	0.3

Major markets			(4.7)%	(2.4)%
Growth markets			0.5%	1.5%
BRIC countries			(0.3)%	0.5%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2013	2012	Change	Currency
Total Revenue	$48,332	$50,456	(4.2)%	(2.3)%
Geographies:	$47,367	$49,435	(4.2)%	(2.2)%
Americas	20,751	21,558	(3.7)	(3.1)
Europe/Middle East/Africa (EMEA)	15,117	15,447	(2.1)	(2.5)
Asia Pacific	11,499	12,430	(7.5)	(0.4)

Major markets			(5.4)%	(3.3)%
Growth markets			0.0%	1.3%
BRIC countries			(0.6)%	1.5%

Total geographic revenue decreased 3.5 percent (1 percent adjusted for currency) in the second quarter of 2013 compared to the prior year. Excluding the divested RSS business, revenue decreased 2.8 percent as reported and 1 percent on a constant currency basis. A year-to-year revenue decrease in the major markets was partially offset by a modest increase in the growth markets for the quarter, although the major markets improved their constant currency growth rate by 2 points compared to the first quarter of 2013.

Across all geographies, growth markets revenue increased 0.5 percent year to year as reported. Adjusted for currency, the growth markets grew 1 percent, consistent with the first quarter of 2013. This represented a constant currency growth rate approximately 4 points higher than the major markets. Within the BRIC countries of Brazil, Russia, India and China, combined revenue decreased 0.3 percent as reported, but increased 1 percent adjusted for currency. This growth was led by Brazil which had strong performance and increased 11.3 percent (16 percent adjusted for currency). China declined 1.2 percent (3 percent adjusted for currency) compared to a strong second quarter of 2012 in which revenue grew 24 percent at constant currency. Russia declined 27.2 percent (27 percent adjusted for currency) also compared to a strong second quarter of 2012 in which revenue grew 39 percent at constant currency. India declined 2.7 percent, but increased 1 percent adjusted for currency. China, Russia and Australia (down 8.4 percent, 6 percent adjusted for currency) collectively accounted for approximately 40 percent of total growth markets revenue; excluding these countries, the growth markets revenue would have increased 6 percent (7 percent adjusted for currency) in the second quarter versus the prior year.

Americas revenue decreased 3.4 percent (3 percent adjusted for currency) compared to the second quarter of 2012. Within the major market countries, the U.S. was down 4.3 percent and Canada was down 6.4 percent (5 percent adjusted for currency). While the U.S. and Canada continue to report year-to-year decreases, both countries have improved their revenue growth rate slightly from the first quarter of 2013. Revenue in the Latin America growth markets increased 8.5 percent (12 percent adjusted for currency) led by the strong performance in Brazil. Most other Latin America counties reported year-to-year growth in the quarter, including Mexico which grew 8.4 percent (8 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 0.4 percent (1 percent adjusted for currency) year to year in the second quarter of 2013. At constant currency, this represented a 3 point improvement in the growth rate compared to the first quarter of 2013. An improved growth rate was reported in several of the major market countries including the UK and Spain which both increased revenue year to year. The UK returned to modest growth up 2.0 percent (5 percent adjusted for currency), and Spain grew for a second consecutive quarter at 4.8 percent (3 percent adjusted for currency). Germany decreased 2.8 percent (4 percent adjusted for currency), France increased 1.0 percent (decreased 1 percent adjusted for currency) and Italy decreased 2.9 percent (5 percent adjusted for currency). Revenue in the EMEA growth markets decreased 0.1 percent (increased 2 percent adjusted for currency). Middle East Africa increased 5.2 percent (11 percent adjusted for currency).

Asia Pacific second quarter revenue decreased 7.6 percent (flat adjusted for currency) year over year. Japan revenue decreased 16.0 percent as reported, but increased 3 percent on a constant currency basis, with good performance across hardware, software and services. Adjusted for currency, this is the third consecutive quarter of revenue growth in Japan. The Asia Pacific growth markets decreased 1.9 percent (2 percent adjusted for currency).

Total geographic revenue of $47,367 for the first six months of 2013 decreased 4.2 percent (2 percent adjusted for currency) compared to the prior year. Excluding the divested RSS business, revenue decreased 3.5 percent as reported and 2 percent on a constant currency basis. Major markets decreased 5.4 percent (3 percent adjusted for currency). Total revenue from the growth markets, which represented approximately 24 percent of the total geographic revenue for the first six months of the year, was flat on a year-to-year basis (up 1 percent adjusted for currency). Within the BRIC countries, combined revenue was down slightly year to year at 0.6 percent, but up 2 percent adjusted for currency. In the first half of the year, the company had strength in Latin America and the Middle East and Africa region. However, declines in some of the larger growth markets, for example China and Australia, have impacted the overall performance in the growth markets.

Americas revenue for the first six months of 2013 decreased 3.7 percent (3 percent adjusted for currency) compared to the prior year. The major market countries were down 5.2 percent (5 percent adjusted for currency), partially offset by an increase in the Latin America growth markets of 7.9 percent (13 percent adjusted for currency). Within the major market countries, the U.S. was down 4.8 percent and Canada was down 7.3 percent (6 percent adjusted for currency). Within the Latin America growth market countries, Brazil increased 6.5 percent (13 percent adjusted for currency) and Mexico increased 10.2 percent (10 percent adjusted for currency).

Europe/Middle East/Africa (EMEA) revenue decreased 2.1 percent (2 percent adjusted for currency) for the first six months of 2013 compared to the prior year. The major market countries were down 2.5 percent (3 percent adjusted for currency), while the growth market countries were up 1.0 percent (3 percent adjusted for currency). In the major market countries, the UK decreased 4.0 percent (2 percent adjusted for currency), Germany decreased 3.5 percent (5 percent adjusted for currency), France decreased 0.9 percent (2 percent adjusted for currency), Italy decreased 2.7 percent (4 percent adjusted for currency), while Spain increased 3.4 percent (2 percent adjusted for currency).

Asia Pacific revenue decreased 7.5 percent (flat adjusted for currency) year to year for the first six months of 2013. Japan revenue decreased 13.9 percent as reported, but increased 3 percent on a constant currency basis. The Asia Pacific growth markets decreased 2.9 percent (3 percent adjusted for currency), with China down 1.4 percent (3 percent adjusted for currency).

OEM revenue increased 5.1 percent (6 percent adjusted for currency) and decreased 5.6 percent (5 percent adjusted for currency) year to year in the second quarter and first six months of 2013, respectively, driven by the Microelectronics OEM business.

Expense

Total Expense and Other Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Total consolidated expense and other (income)	$7,988	$7,120	12.2%
Non-operating adjustments:
Amortization of acquired intangible assets	(88)	(81)	9.0
Acquisition-related charges	(3)	(7)	(55.8)
Non-operating retirement-related (costs)/income	(106)	(28)	277.5
Total operating (non-GAAP) expense and other (income)	$7,791	$7,004	11.2%
Total consolidated expense-to-revenue ratio	32.0%	27.6%	4.4	pts.
Operating (non-GAAP) expense-to-revenue ratio	31.3%	27.2%	4.1	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Total consolidated expense and other (income)	$15,060	$14,403	4.6%
Non-operating adjustments:
Amortization of acquired intangible assets	(177)	(158)	12.0
Acquisition-related charges	(13)	(14)	(9.7)
Non-operating retirement-related (costs)/income	(226)	(60)	276.8
Total operating (non-GAAP) expense and other (income)	$14,644	$14,171	3.3%
Total consolidated expense-to-revenue ratio	31.2%	28.5%	2.6	pts.
Operating (non-GAAP) expense-to-revenue ratio	30.3%	28.1%	2.2	pts.

Total expense and other (income) increased 12.2 percent in the second quarter and 4.6 percent in the first six months of 2013 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) increased 11.2 percent in the second quarter and 3.3 percent in the first six months of 2013 compared to the second quarter and first six months of 2012, respectively. Excluding the workforce rebalancing charges recorded in the second quarter of 2013 and 2012, total operating (non-GAAP) expense and other (income) decreased 1.0 percent in the second quarter versus the prior year, and decreased 2.7 percent in the first half versus the prior year. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and six months ended June 30, 2013:	Three Months		Six Months		Three Months		Six Months
Currency*	(1	) pt.	(1	) pt.	(1	) pt.	(1	) pt.
Acquisitions**	2	pts.	2	pts.	1	pt.	2	pts.
Base expense	11	pts.	4	pts.	10	pts.	3	pts.
Base expense normalized***					(2	) pts.	(3	) pts.

*      Reflects impacts of translation and hedging programs.

**          Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

*** Normalized for workforce rebalancing charges in the second-quarter 2013/2012.

For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,850	$4,944	(1.9)%
Advertising and promotional expense	348	344	1.3
Workforce rebalancing charges	1,011	155	552.2
Retirement-related costs	244	193	26.6
Amortization of acquired intangible assets	88	81	9.0
Stock-based compensation	115	117	(2.0)
Bad debt expense	24	4	480.6
Total consolidated selling, general and administrative expense	$6,680	$5,837	14.4%
Non-operating adjustments:
Amortization of acquired intangibles assets	(88)	(81)	9.0
Acquisition-related charges	(3)	(6)	(53.4)
Non-operating retirement-related (costs)/income	(93)	(33)	178.9
Operating (non-GAAP) selling, general and administrative expense	$6,496	$5,717	13.6%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$9,609	$9,866	(2.6)%
Advertising and promotional expense	671	659	1.8
Workforce rebalancing charges	1,030	381	170.6
Retirement-related costs	509	409	24.2
Amortization of acquired intangible assets	177	158	12.0
Stock-based compensation	214	236	(9.5)
Bad debt expense	47	14	242.4
Total consolidated selling, general and administrative expense	$12,257	$11,723	4.6%
Non-operating adjustments:
Amortization of acquired intangibles assets	(177)	(158)	12.0
Acquisition-related charges	(6)	(12)	(54.1)
Non-operating retirement-related (costs)/income	(197)	(69)	182.9
Operating (non-GAAP) selling, general and administrative expense	$11,878	$11,483	3.4%

Total Selling, general and administrative (SG&A) expense increased 14.4 percent (15 percent adjusted for currency) in the second quarter of 2013 versus the second quarter of 2012. The increase was primarily driven by higher base expense (14 points) and acquisition-related spending (1 point), partially offset by the effects of currency (1 point). Operating (non-GAAP) SG&A expense increased 13.6 percent (15 percent adjusted for currency) primarily driven by higher base spending (14 points) and acquisition-related spending (1 point), partially offset by the effects of currency (1 point). The increase in base expense was driven by the higher level of workforce rebalancing charges in 2013. The company expects to see some of the benefit from these actions in the second half of 2013.

Total SG&A expense increased 4.6 percent (6 percent adjusted for currency) in the first six months of 2013 versus the first six months of 2012. The increase was driven by higher base spending (4 points) due to increased workforce rebalancing charges and acquisition-related spending (2 points), partially offset by currency impacts (1 point). Operating (non-GAAP) SG&A expense increased 3.4 percent (5 percent adjusted for currency) primarily driven by the same factors. Bad debt expense increased $33 million for the first six months of 2013. The accounts receivable provision coverage was 1.5 percent at June 30, 2013, an increase of 10 basis points from year-end 2012.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(79)	$(106)	(25.5)%
(Gains)/losses on derivative instruments	33	35	(5.4)
Interest income	(19)	(31)	(38.6)
Net (gains)/losses from securities and investment assets	(1)	(12)	(94.4)
Other	(25)	(17)	43.1
Total consolidated other (income) and expense	$(91)	$(132)	(31.0)%
Non-operating adjustment:
Acquisition-related charges	(0)	(1)	(71.2)
Operating (non-GAAP) other (income) and expense	$(91)	$(133)	(31.3)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(494)	$(177)	178.7%
(Gains)/losses on derivative instruments	435	95	357.2
Interest income	(42)	(62)	(31.6)
Net (gains)/losses from securities and investment assets	(5)	(18)	(70.7)
Other	(44)	(28)	57.4
Total consolidated other (income) and expense	$(151)	$(190)	(20.4)%
Non-operating adjustment:
Acquisition-related charges	(7)	(2)	319.3
Operating (non-GAAP) other (income) and expense	$(158)	$(192)	(17.4)%

Other (income) and expense was income of $91 million and $132 million in the second quarter of 2013 and 2012, respectively. The decrease in income of $41 million in the second quarter of 2013 was primarily driven by lower gains from foreign currency transactions ($27 million) due to foreign currency rate volatility year to year, and lower interest income ($12 million) due to lower average cash balances and lower rates in 2013 versus 2012.

Other (income) and expense was income of $151 million and $190 million in the first six months of 2013 and 2012, respectively. The decrease in income of $39 million in the first six months of 2013 was primarily driven by higher losses on derivative instruments ($340 million) and lower interest income ($20 million) due to lower average cash balances and lower rates in 2013 versus 2012. These losses were partially offset by higher gains from foreign currency transactions ($317 million) due to foreign currency rate volatility year to year.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Total consolidated research, development and engineering	$1,548	$1,587	(2.4)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(13)	5	nm
Operating (non-GAAP) research, development and engineering	$1,535	$1,592	(3.6)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Total consolidated research, development and engineering	$3,193	$3,188	0.2%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(29)	10	nm
Operating (non-GAAP) research, development and engineering	$3,163	$3,197	(1.1)%

nm - not meaningful

Total Research, development and engineering (RD&E) expense decreased 2.4 percent in the second quarter of 2013 versus the second quarter of 2012 primarily driven by:  lower base expense (4 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 3.6 percent in the second quarter of 2013 compared to the prior year, primarily driven by: lower base expense (6 points), partially offset by higher expense due to acquisitions (2 points).

RD&E expense increased 0.2 percent for the first six months of 2013 versus the same period of 2012 primarily driven by: acquisitions (2 points), partially offset by lower base expense (2 points).  Operating (non-GAAP) RD&E expense decreased 1.1 percent in the first six months of 2013 compared to the prior year primarily driven by: lower base expense (3 points), partially offset by higher expense due to acquisitions (2 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$118	$109	7.7%
Licensing/royalty-based fees	37	54	(31.7)
Custom development income	92	126	(26.5)
Total	$247	$289	(14.5)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$163	$176	(7.6)%
Licensing/royalty-based fees	86	120	(28.6)
Custom development income	182	249	(26.9)
Total	$430	$545	(21.0)%

The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter and first six months of 2013 and 2012.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Interest expense	$98	$117	(16.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Interest expense	$192	$226	(15.3)%

The decrease in interest expense for the second quarter and first six months of 2013 versus the same periods of 2012 was primarily driven by lower average interest rates, partially offset by higher average debt levels. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 78 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2013 was $248 million and $491 million, respectively, a decrease of $1 million and $10 million, respectively, year to year.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2013	2012	Change
Retirement-related plans — cost:
Service cost	$131	$123	6.3%
Amortization of prior service cost/(credits)	(28)	(37)	(23.0)
Cost of defined contribution plans	342	368	(7.2)
Total operating costs	$444	$454	(2.3)%
Interest cost	$926	$1,058	(12.5)%
Expected return on plan assets	(1,535)	(1,587)	(3.3)
Recognized actuarial losses	847	600	41.2
Plan amendments/curtailments/settlements	0	0	nm
Multi-employer plan/other costs	25	23	7.8
Total non-operating costs/(income)	$262	$94	179.0%
Total retirement-related plans — cost	$706	$548	28.8%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2013	2012	Change
Retirement-related plans — cost:
Service cost	$273	$247	10.8%
Amortization of prior service cost/(credits)	(58)	(74)	(21.9)
Cost of defined contribution plans	699	795	(12.1)
Total operating costs	$914	$968	(5.5)%
Interest cost	$1,861	$2,124	(12.4)%
Expected return on plan assets	(3,087)	(3,180)	(2.9)
Recognized actuarial losses	1,716	1,205	42.3
Plan amendments/curtailments/settlements	0	1	nm
Multi-employer plan/other costs	55	46	19.2
Total non-operating costs/(income)	$546	$197	177.8%
Total retirement-related plans — cost	$1,460	$1,164	25.4%

nm — not meaningful

In the second quarter, total retirement-related plans cost increased by $158 million compared to the second quarter of 2012, primarily driven by an increase in recognized actuarial losses ($247 million) and lower expected return on plan assets ($52 million), partially offset by lower interest cost ($132 million). Total cost for the first six months of 2013 increased $296 million versus the first six months of 2012, primarily driven by an increase in recognized actuarial losses ($510 million) and lower expected return on plan assets ($94 million), partially offset by lower interest cost ($263 million) and lower defined contribution plans cost ($96 million).

As discussed in the “Snapshot” on pages 41 and 42, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter were $444 million, a decrease of $10 million compared to the second quarter of 2012, primarily driven by lower defined contribution plans cost ($26 million), partially offset by higher service cost ($8 million) and decreased amortization of prior service cost credits ($8 million). Non-operating costs of $262 million increased $168 million in the second quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($247 million) and lower expected return on plan assets ($52 million), partially offset by lower interest cost ($132 million). For the first six months of 2013, operating retirement-related costs were $914 million, a decrease of $53 million compared to the first six months of 2012. This decrease was driven by lower defined contribution plans cost ($96 million), partially offset by higher service cost ($27 million) and decreased amortization of prior service cost credits ($16 million). Non-operating costs of $546 million increased $349 million in the first six months compared to the prior year driven primarily by an increase in recognized actuarial losses ($510 million) and lower expected return on plan assets ($94 million), partially offset by lower interest cost ($263 million).

See Note 8, “Retirement-Related Benefits,” on pages 32 to 34 for additional plan cost detail.

Taxes

The effective tax rate for the second quarter of 2013 was 22.1 percent compared to an effective tax rate of 24.8 percent for the second quarter of 2012. The effective tax rates for the six months of 2013 and 2012 were 19.2 percent and 22.8 percent, respectively. The operating (non-GAAP) tax rate for the second quarter of 2013 was 22.0 percent compared to 25.0 percent for the second quarter of 2012. The operating (non-GAAP) tax rate for the first six months of 2013 was 19.8 percent compared to 23.1 percent for the first six months of 2012.

The decline in the second quarter tax rate compared to the prior year was primarily due to a favorable tax agreement received in the period which required a reassessment of certain valuation allowances on deferred tax assets (approximately $288 million), partially offset by a tax charge related to intercompany licensing of certain intellectual property (approximately $177 million). The year-to-year decrease in the tax rate for the first six months was driven by the impacts in the second quarter, in addition to benefits reflected in the first quarter of 2013 related to the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million) and newly enacted state legislation (approximately $125 million). The rate for the six months of 2012 reflected a one-time benefit associated with a tax restructuring in Latin America (approximately $165 million).

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

The amount of unrecognized tax benefits at December 31, 2012 increased $57 million in the second quarter of 2013 and decreased $33 million in the first six months of 2013 to $5,639 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5,059 million at June 30, 2013.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,207 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability. In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The company’s latest brief was filed in February 2013, with the next court hearing scheduled for July 2013.

At June 30, 2013, the company has recorded $435 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian tax authorities. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2013	2012	Change
Earnings per share of common stock:
Assuming dilution	$2.91	$3.34	(12.9)%
Basic	$2.93	$3.38	(13.3)%
Diluted operating (non-GAAP)	$3.22	$3.51	(8.3)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,109.4	1,161.9	(4.5)%
Basic	1,100.9	1,149.0	(4.2)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2013	2012	Change
Earnings per share of common stock:
Assuming dilution	$5.60	$5.95	(5.9)%
Basic	$5.65	$6.02	(6.1)%
Diluted operating (non-GAAP)	$6.23	$6.29	(1.0)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,116.7	1,168.1	(4.4)%
Basic	1,107.3	1,154.1	(4.1)%

Actual shares outstanding at June 30, 2013 were 1,095.4 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2013 was 52.4 million and 51.3 million shares lower, respectively, than the same periods in 2012, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

At June 30, 2013, the company’s balance sheet and liquidity positions remain strong to support the business over the long term. Cash and marketable securities at quarter end were $10,356 million and the company had no holdings of European sovereign debt securities. Total debt of $34,122 million increased $853 million from prior year-end levels. The company continues to have substantial flexibility in the market. In the first six months of 2013, the company generated $7,197 million in cash from operations, a decrease of $1,529 million compared to the six months of 2012. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 74, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Current assets	$47,911	$49,433
Current liabilities	41,037	43,625
Working capital	$6,874	$5,807

Current ratio	1.17:1	1.13:1

Working capital increased $1,067 million from the year-end 2012 position. The key changes are described below:

Current assets decreased $1,522 million (a decrease of $135 million adjusted for currency), due to:

•                  A decline of $1,742 million ($775 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances; and

•                  A decrease in cash and cash equivalents and marketable securities of $772 million; offset by

•                  An increase of $722 million ($891 million adjusted for currency) in prepaid expenses and other, primarily due to:

•                  An increase of $502 million in various prepaid expenses and other assets (taxes and prepaid services assets); and

•                  An increase of $220 million in derivative assets primarily as a result of changes in foreign currency rates.

Current liabilities decreased $2,589 million ($1,444 million adjusted for currency), as a result of:

•                  A decrease in short term debt of $1,351 million ($1,165 million adjusted for currency) (see debt analysis on page 69); and

•                  A decrease in accounts payable of $1,131 million ($968 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•                  A decrease of $523 million ($389 million adjusted for currency) in compensation and benefits reflecting payments of 2012 employee bonuses in March 2013; partially offset by,

•                  An increase in other accrued expenses and liabilities of $367 million ($560 million adjusted for currency) driven by increases in workforce rebalancing liabilities of $646 million, partially offset by declines in other accruals.

Cash Flow

The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2013	2012
Net cash provided by/(used in):
Operating activities	$7,197	$8,726
Investing activities	(1,876)	(3,913)
Financing activities	(6,043)	(5,678)
Effect of exchange rate changes on cash and cash equivalents	(133)	(193)
Net change in cash and cash equivalents	$(854)	$(1,058)

Net cash from operating activities decreased by $1,529 million as compared to the six months of 2012 driven by the following factors:

•                  An increase in cash used of $709 million due to higher income tax payments in the first six months of 2013 as compared to the first six months of 2012; and

•                  A decrease in cash provided by accounts receivable of $685 million driven by lower collections; and

•                  An increase in the use of cash of $366 million related to the fulfillment of services contracts; partially offset by

•                  Cash savings of $439 million from the deferral of the 401(k) matching contribution, and

•                  A decrease in cash used for vendor payables of $248 million.

Net cash used in investing activities decreased $2,037 million driven by:

•                  A net decrease of $1,745 million in cash used for acquisitions; and

•                  A net decrease of  $567 million in cash used for capital expenditures, partially offset by

•                  A decrease in cash provided by non-operating finance receivables of $350 million.

Net cash used in financing activities increased $364 million as compared to the first six months of 2012 driven by the following factors:

•                  An increase of $404 million of net cash used for common stock transactions; and

•                  An increase in dividend payments of $148 million; partially offset by

•                  An increase in net cash from debt transactions (including short-term borrowings) of $187 million.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Noncurrent assets	$67,242	$69,780
Long-term debt	26,292	24,088
Noncurrent liabilities (excluding debt)	29,941	32,516

The decrease in noncurrent assets of $2,539 million (a decrease of $834 million adjusted for currency) was driven by:

•                  A decrease of $984 million in financing receivables ($536 million adjusted for currency), and

•                  A decrease in plant, rental machines and other — net of $640 million ($262 million adjusted for currency) driven by lower capital expenditures, and

•                  A decrease in intangible assets of $369 million ($369 million adjusted for currency) primarily driven by amortization and a decrease in goodwill of $401 million primarily due to currency.

Long-term debt increased by $2,204 million ($2,375 million adjusted for currency) primarily driven by new debt issuances of $4,889 million, partially offset by reclasses to short-term debt of $2,437 million.

Other noncurrent liabilities, excluding debt, decreased $2,575 million ($1,635 million adjusted for currency) primarily driven by a decrease in retirement and nonpension benefit obligations of $2,455 million ($1,860 million adjusted for currency).

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Total company debt	$34,122	$33,269
Total Global Financing segment debt	$24,855	$24,501
Debt to support external clients	21,854	21,583
Debt to support internal clients	3,001	2,919

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 78.

Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

“Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 39.1 percent at June 30, 2013 compared to 36.1 percent at December 31, 2012. The increase was primarily driven by an increase in non-Global Financing debt of $499 million and a decrease in non-Global Financing equity of $1,062 million from December 31, 2012 balances.

Consolidated debt-to-capitalization ratio at June 30, 2013 was 65.6 percent versus 63.7 percent at December 31, 2012.

Equity

Total equity decreased by $1,101 million from December 31, 2012 as a result of an increase in treasury stock of $6,107 million related to gross common stock repurchases in the first six months of 2013, partially offset by an increase in retained earnings of $4,243 million and an increase of $776 million in common stock.

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

In the second quarter of 2013, the company had good performance in its higher margin businesses, including Software and the System z mainframe. The company had continued strong performance in its growth initiatives of Smarter Planet, business analytics and cloud. Global Business Services returned to growth at constant currency, led by Consulting and Systems Integration. Global Services had the strongest backlog growth at constant currency in four years. At the same time, the company took actions to better position the business for the future. The company rebalanced the workforce to align resources to the best opportunities. The company also closed the acquisition of SoftLayer to enhance its capabilities in cloud. In the second half of 2013, the company expects to continue its progress in areas like business analytics, cloud and Smarter Planet. The company also expects to leverage the benefit from its workforce rebalancing activity, capture additional opportunities in cost and expense through net income and continue to return value to its shareholders, while continuing to deal with a more challenging currency environment.

Taking all of this into consideration, in July 2013, the company updated its full year 2013 expectations. As discussed in the Snapshot on page 43, the company is increasing its expectation for full year operating (non-GAAP) diluted earnings per share, excluding the second quarter workforce rebalancing charge of $1 billion, by $0.20 to at least at least $16.90. In addition, since the substantial second half gain that the company was expecting in its “all in” view of diluted earnings per share will not likely close by end of the year, the company has updated its “all in” view for the full year, expecting GAAP earnings per share of at least $15.08 and operating (non-GAAP) earnings per share of at least $16.25.

The company is continuing to drive to its objective of at least $20 of operating (non-GAAP) diluted earnings per share in 2015 on an “all in” basis. The company will use the at least $16.90 operating (non-GAAP) earnings per share expectation in 2013 to provide the base for its operational trajectory into 2014. In other words, the company will position its “all in” view as if it closed the divestiture transaction this year to establish its future trajectory, since fundamentally, whether the company executes a large divestiture in 2013 or not will not have any effect on the company’s ability to achieve its 2015 objective.

From a segment perspective, the Software business delivered a strong second quarter with constant currency revenue growth of 5 percent, driven by key branded middleware which increased 10 percent adjusted for currency, and share gains in all five brands. The Software business has a very good opportunity pipeline and real momentum going into the second half of the year, and the company expects that the performance in the second quarter is a good indicator of the kind of performance the Software business should deliver in the third quarter. Within Global Services, the estimated backlog increased 3 percent at actual rates, 7 percent at constant currency. In the second quarter, Global Business Services returned to revenue growth at constant currency. The business should benefit from the backlog improvement and the company expects Global Business Services to deliver constant currency revenue growth in the mid single-digits in the third quarter compared to the prior year. Global Technology Services revenue declined 2 percent on a constant currency basis in the second quarter. The actions taken to restructure lower margin outsourcing contracts impacted revenue performance by approximately 1.5 points; adjusting for that impact, revenue was down approximately 0.5 points year to year. The impact from the restructured contracts will be less than 1 point in the third quarter, and with the improved backlog performance, the company expects Global Technology Services to deliver constant currency revenue growth in the low single-digits in the third quarter compared to the third quarter of 2012. Within the Systems and Technology business, the System z mainframe business delivered strong performance in the second quarter with constant currency revenue growth of 11 percent. The company expects the System z business to deliver double-digit constant currency revenue growth in the third quarter. Power Systems improved its revenue performance in the second quarter compared to the first quarter. The company expects the sequential improvement to continue in the second half of 2013, as acceptance of the new Power7+ products continues.  Systems and Technology returned to profitability in the second quarter, excluding workforce rebalancing charges. The company expects the business to remain profitable for the full year.

Currency movements impacted the company’s year to year revenue and earnings per share growth in the first half of 2013. Revenue growth in the second quarter and the first half was impacted by 2 points from currency. Looking forward, at current spot rates, the company expects a 3 point impact from currency on reported revenue in the second half of the year. The dollar strengthened against many currencies, but the company’s results continue to be significantly impacted by the depreciation of the Yen. Due to the fact that the company’s business in Japan is more heavily skewed to local services, the company has less ability to hedge cross border cash flows in Japan as compared to most other countries. At current spot rates, this impact would continue through the rest of 2013.

The company’s effective tax rates for the second quarter and first six months of 2013 benefitted from the recognition of discrete period tax events. The company expects in the normal course of business that its effective tax rate and operating (non-GAAP) tax rate will be approximately 25 percent for the next two quarters of 2013, and approximately 23 percent for the full year. Looking forward, the company is involved in a number of tax audits and disputes worldwide, including the 2008 through 2010 U.S Federal audit. The company expects to conclude some of these audits and disputes in the second half of 2013 which could result in a favorable settlement in the fourth quarter. The rate will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

The company’s free cash flow performance in the first half of 2013 compared to the prior year was impacted by cash tax payments. Going forward, the company expects to face an increasing year to year impact on free cash flow from cash tax payments. This year to year impact, which was approximately $700 million in the first half, is expected to be approximately $2.0 billion for the full year 2013. As a result of this impact, the company does not expect free cash flow to increase year to year compared to the full year 2012. In addition, as a result of these increased tax payments, the company expects its cash tax rate and its effective tax rate will continue to converge on a full year basis for 2013. The company does not expect the cash tax payments headwind in 2013 to impact its ability to fund the expenditures related to acquisitions, gross share repurchases and dividends through the 2015 roadmap.

The economy could impact the credit quality of the company’s receivables, and therefore the allowance for credit losses. The company will continue to apply its rigorous credit policies and analysis, and will also continue to monitor the current economic environment, particularly in Europe. Total receivables in Portugal, Italy, Ireland, Greece and Spain were approximately $2.5 billion, net of allowances, and represented approximately 7 percent of total net trade and financing accounts receivables at June 30, 2013. The company will continue to monitor potential exposures in these countries in conjunction with the application of its credit policies.

The company expects 2013 pre-tax retirement-related plan cost to be approximately $2.9 billion, an increase of approximately $500 million compared to 2012. This estimate reflects current pension plan assumptions at December 31, 2012, and excludes any potential impacts from retirement-related plan litigation. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.8 billion, essentially flat versus 2012. Non-operating retirement-related plan cost is expected to be approximately $1.1 billion, an increase of approximately $600 million, compared to 2012.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At June 30, 2013, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2012. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2012 Annual Report in Note D, “Financial Instruments,” on pages 94 to 98.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate.  However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Currency movements, particularly the depreciation of the Yen, impacted the company’s year-to-year revenue and earnings per share growth in the first six months of 2013. Based on the currency rate movements in the first six months of 2013, total revenue decreased 4.2 percent as reported and decreased 2.3 percent at constant currency versus the first six months of 2012. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $170 million in the first half of 2013. The same mathematical exercise resulted in a decrease of approximately $50 million in the first half of 2012. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

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

Liquidity and Capital Resources

In the company’s 2012 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2013, those amounts are $7.2 billion for net cash from operating activities, $10.4 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2013 appear in the table below.  The agency ratings remain unchanged from December 31, 2012. The company’s debt securities do not contain any self-executing acceleration clauses which could automatically change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2013, the fair value of those instruments that were in a liability position was $481 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The table appearing on page 57 of the company’s 2012 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 67 and 68. The following is management’s view of cash flows for the first six months of 2013 and 2012 prepared in a manner consistent with the table and description on pages 56 and 57 of the company’s 2012 Annual Report:

(Dollars in millions)
For the six months ended June 30:	2013	2012
Net cash from operating activities per GAAP:	$7,197	$8,726
Less: the change in Global Financing receivables	1,147	918
Net cash from operating activities, excluding Global Financing receivables	6,051	7,809
Capital expenditures, net	(1,668)	(2,279)
Free cash flow	4,382	5,529
Acquisitions	(179)	(1,925)
Divestitures	12	13
Share repurchase	(6,145)	(6,002)
Dividends	(1,996)	(1,848)
Non-Global Financing debt	205	1,590
Other (includes Global Financing receivables and Global Financing debt)	2,949	1,907
Change in cash, cash equivalents and short-term marketable securities	$(772)	$(736)

Free cash flow for the first six months of 2013 decreased $1,147 million versus the first six months of 2012. The decrease was driven by a significant increase in cash tax payments, lower accounts receivable collections and a decline in operational net income, partially offset by lower capital expenditures and a benefit associated with the timing of the company’s funding of its 401(k) Plus Plan. Also, in the first six months of 2013, $8,141 million was returned to shareholders through gross share repurchases and dividends.

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2012 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 37 to 39 of this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2013. Financial market performance and/or further weakening in the European sovereign debt credit environment in 2013 could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations. On July 8, 2013, the company completed the acquisition of Softlayer Technologies, Inc., the world’s largest privately held cloud computing infrastructure company for a purchase price of approximately $2 billion.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
External revenue	$487	$517	$985	$1,006
Internal revenue	575	515	1,116	1,000
Total revenue	1,061	1,032	2,101	2,006
Cost	340	355	665	658
Gross profit	$721	$677	$1,436	$1,349
Gross profit margin	68.0%	65.6%	68.3%	67.2%
Pre-tax income	$550	$528	$1,088	$1,040
After-tax income*	$369	$354	$733	$697
Return on equity*	42.4%	43.1%	42.0%	42.6%

* See page 79 for the details of the after-tax income and the return on equity calculation.

The increase in revenue in the second quarter, as compared to the same period in 2012, was due to:

•                  Growth in internal revenue of 11.6 percent, due to an increase in used equipment sales revenue (up 20.5 percent to $477 million), partially offset by a decrease in financing revenue (down 18.0 percent to $98 million); and

•                  A decline in external revenue of 5.8 percent (down 4 percent adjusted for currency), due to a decrease in used equipment sales revenue (down 28.4 percent to $112 million), partially offset by an increase in financing revenue (up 4.0 percent to $374 million).

The increase in revenue in the first six months, as compared to the same period in 2012, was due to:

•                  Growth in internal revenue of 11.6 percent, due to an increase in used equipment sales revenue (up 23.0 percent to $910  million), partially offset by a decrease in financing revenue (down 20.8 percent to $206 million); and

•                  A decline in external revenue of 2.1 percent (flat adjusted for currency), due to a decrease in used equipment sales revenue (down 8.7 percent to $232 million).

The decreases in internal financing revenue in the second quarter and the first six months of 2013, compared to the same periods in 2012, were due to lower asset yields and a decrease in the average asset balance.  The increase in external financing revenue in the second quarter, compared to the same period in 2012, was due to a higher average asset balance.  For the external financing revenue in the first six months of 2013, compared to the same period in 2012, the higher average asset balance was fully offset by lower asset yields and a decrease in remarketing lease revenue.

Global Financing gross profit increased 6.6 percent in the second quarter and 6.5 percent in the first six months of 2013, respectively, compared to the same periods in 2012, due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit.  The gross profit margin increased 2.4 points in the second quarter and 1.1 points in the first six months of 2013, respectively, compared to the same periods in 2012, due to margin increases in used equipment sales and financing, partially offset by shift in mix toward lower margin used equipment sales.

Global Financing pre-tax income increased 4.2 percent to $550 million in the second quarter of 2013, compared to the same period in 2012, due to higher gross profit ($45 million), partially offset by an increase in financing receivables provisions ($20 million). The increase in financing receivables provisions was due to higher specific reserve requirements in the current year. Pre-tax income increased 4.6 percent to $1,088 million in the first six months of 2013, compared to the same period in 2012, due to higher gross profit ($88 million), partially offset by increases in financing receivables provisions ($33 million) and selling, general and administrative expenses ($7 million). The increase in financing receivables provisions was due to higher specific reserve requirements in the current year. Normalized for workforce rebalancing charges of $2 million in the second quarter of 2013, Global Financing pre-tax income increased 4.5 percent versus the prior year. Normalized for the workforce rebalancing charges in the second quarter of 2013, pre-tax income increased 4.8 percent in the first six months of 2013 compared to the prior year.

The decreases in return on equity in the second quarter and in the first six months of 2013, compared to the same periods of 2012, were due to a higher average equity balance, partially offset by the increase in after-tax income.

Financial Position

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$1,378	$1,380
Net investment in sales-type and direct financing leases	9,599	10,008
Equipment under operating leases:
External clients (a)	1,074	1,273
Internal clients (b) (c)	0	25
Client loans	12,459	13,121
Total client financing assets	23,133	24,428
Commercial financing receivables	6,467	7,755
Intercompany financing receivables (b) (c)	4,106	4,328
Other receivables	339	459
Other assets	658	533
Total assets	$36,080	$38,882
Intercompany payables (b)	$3,857	$6,802
Debt (d)	24,855	24,501
Other liabilities	3,912	4,084
Total liabilities	32,624	35,388
Total equity	3,456	3,494
Total liabilities and equity	$36,080	$38,882

(a) Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions which is eliminated in IBM’s consolidated results.

(b) Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.

(c) These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company’s internal business, or related to intercompany mark-up embedded in the Global Financing assets.  See table on page 78.

Sources and Uses of Funds

The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include OEM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from one to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on page 24 of the 2012 IBM Annual Report.

Commercial financing receivables arise primarily from inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory financing and accounts receivable financing generally range from 30 to 90 days. These short-term receivables are primarily unsecured and are also subjected to additional credit analysis in order to evaluate the associated risk.

In addition to the actions previously described, in certain circumstances, the company may take mitigation actions to transfer credit risk to third parties.

At June 30, 2013, substantially all financing assets are IT related assets, and approximately 61 percent of the external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Client financing	$3,727	$3,605	$6,983	$6,797
Commercial financing	9,741	8,595	18,794	17,093
Total	$13,468	$12,200	$25,778	$23,890

Total new originations exceeded cash collections of commercial financing assets in the second quarter of 2013, which resulted in a net increase in financing assets in this period. Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first six months of 2013, which resulted in a net decline in financing assets from December 31, 2012. The increase in originations in both periods was due to improving volumes in client and commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At June 30,	At December 31,
(Dollars in millions)	2013	2012
Gross financing receivables	$28,197	$30,621
Specific allowance for credit losses	248	240
Unallocated allowance for credit losses	97	115
Total allowance for credit losses	345	355
Net financing receivables	$27,852	$30,266
Allowance for credit losses coverage	1.2%	1.2%

Roll Forward of  Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2013	Used*	(Reductions)	Other**	June 30, 2013
$355	$(23)	$22	$(9)	$345

*   Represents reserved receivables, net of recoveries, that were disposed of during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved was 1.2 percent at December 31, 2012 and June 30, 2013. Specific reserves increased 3 percent from $240 million at December 31, 2012 to $248 million at June 30, 2013. Unallocated reserves decreased 16 percent from $115 million at December 31, 2012 to $97 million at June 30, 2013 primarily due to the decline in gross financing receivables.

Global Financing’s bad debt expense was an increase of $15 million for the three months ended June 30, 2013, compared to a decrease of $5 million for the same period in 2012. Global Financing’s bad debt expense was an increase of $22 million for the six months ended June 30, 2013, compared to a decrease of $10 million for the same period in 2012.  The year-to-year increases in bad debt expense in both periods were due to higher specific reserve requirements in the current year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 55.6 percent and 54.4 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2013, and 53.6 percent and 49.6 percent in the second quarter and first six months, respectively, of 2012. The gross profit margins on these sales were 59.1 percent and 54.5 percent in the second quarter, and 59.0 percent and 56.6 percent in the first six months of 2013 and 2012, respectively. The increases in gross margin in both periods were driven by a shift in mix toward higher margin internal sales, partially offset by decreases in both external and internal sales margins.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2013 and June 30, 2013. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2013 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $96 million and $115 million for the financing transactions originated during the quarters ended June 30, 2013 and June 30, 2012, respectively, and $226 million and $286 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $59 million and $50 million for the financing transactions originated during the quarters ended June 30, 2013 and June 30, 2012, respectively, and $115 million and $95 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million and $9 million for the financing transactions originated during the quarters ended June 30, 2013 and June 30, 2012, respectively, and $13 million and $19 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The cost of guarantees was $0.5 million and $0.9 million for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $1.3 million and $1.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	June 30, 2013 Balance
	January 1,	June 30,				2016 and
(Dollars in millions)	2013	2013	2013	2014	2015	Beyond
Sales-type and direct financing leases	$794	$745	$86	$187	$221	$250
Operating leases	259	231	73	73	50	35
Total unguaranteed residual value	$1,053	$976	$159	$260	$271	$285
Related original amount financed	$18,744	$17,891
Percentage	5.6%	5.5%

Debt

	At June 30,		At December 31,
	2013		2012
Debt-to-equity ratio	7.2	x	7.0	x

The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm’s-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 75.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 74 and in Segment Information on pages 25 to 27.

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

(Dollars in millions)	At June 30, 2013		At December 31, 2012
Global Financing Segment		$24,855		$24,501
Debt to support external clients	$21,854		$21,583
Debt to support internal clients	3,001		2,919
Non-Global Financing Segments		9,267		8,767
Debt supporting operations	12,268		11,686
Intercompany activity	(3,001)		(2,919)
Total company debt		$34,122		$33,269

Liquidity and Capital Resources

Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Numerator:
Global Financing after tax income*	$369	$354	$733	$697
Annualized after tax income (A)	$1,477	$1,416	$1,466	$1,394
Denominator:
Average Global Financing equity (B)**	$3,488	$3,286	$3,490	$3,274
Global Financing return on equity(A)/(B)	42.4%	43.1%	42.0%	42.6%

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

As discussed on page 77, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 41 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,132	$91		$156		$12,379
Gross profit margin	48.7%	0.4	pts.	0.6	pts.	49.7%
S,G&A	$6,680	$(91)		$(93)		$6,496
R,D&E	1,548	0		(13)		1,535
Other (income) and expense	(91)	(0)		0		(91)
Total expense and other (income)	7,988	(91)		(106)		7,791
Pre-tax income	4,144	182		262		4,588
Pre-tax income margin	16.6%	0.7	pts.	1.1	pts.	18.4%
Provision for income taxes*	$918	$9		$82		$1,009
Effective tax rate	22.1%	(0.7	)pts.	0.6	pts.	22.0%
Net income	$3,226	$173		$180		$3,579
Net income margin	12.9%	0.7	pts.	0.7	pts.	14.4%
Diluted earnings per share	$2.91	$0.15		$0.16		$3.22

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$22,810	$186		$320		$23,316
Gross profit margin	47.2%	0.4	pts.	0.7	pts.	48.2%
S,G&A	$12,257	$(183)		$(197)		$11,878
R,D&E	3,193	0		(29)		3,163
Other (income) and expense	(151)	(7)		0		(158)
Total expense and other (income)	15,060	(190)		(226)		14,644
Pre-tax income	7,750	376		546		8,672
Pre-tax income margin	16.0%	0.8	pts.	1.1	pts.	17.9%
Provision for income taxes*	$1,492	$63		$162		$1,717
Effective tax rate	19.2%	(0.1	)pts.	0.7	pts.	19.8%
Net income	$6,258	$313		$384		$6,955
Net income margin	12.9%	0.6	pts.	0.8	pts.	14.4%
Diluted earnings per share	$5.60	$0.28		$0.35		$6.23

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

Forward-Looking and Cautionary Statements

Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in economic environment and corporate IT spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to Note 12, “Contingencies,” on pages 37 to 39 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2013.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	The Program*

April 1, 2013 - April 30, 2013	4,071,164	$204.16	4,071,164	$10,327,862,931

May 1, 2013 - May 31, 2013	12,999,747	$205.40	12,999,747	$7,657,668,201

June 1, 2013 - June 30, 2013	—	$—	—	$7,657,668,201

Total	17,070,911	$205.11	17,070,911

* On April 24, 2012, the Board of Directors authorized $7.0 billion in funds for use in the company’s common stock repurchase program. On October 30, 2012 and April 30, 2013, the Board of Directors authorized an additional $5.0 billion and $5.0 billion, respectively, in funds for use in such program. The April 24, 2012 authorization was fully utilized in April 2013. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective June 7, 2013, in connection with foregoing award agreements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Financial Position at June 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	July 30, 2013
		By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller