Form 10-Q
period 2013-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2013-10-29
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

        The registrant has 1,085,854,383 shares of common stock outstanding at September 30, 2013.

PART I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2013	2012	2013	2012
Revenue:
Services	$14,225	$14,626	$42,811	$44,279
Sales	8,987	9,642	27,735	29,424
Financing	509	479	1,506	1,500
Total revenue	23,720	24,747	72,052	75,203
Cost:
Services	9,098	9,515	27,950	29,285
Sales	2,975	3,242	9,108	10,003
Financing	268	258	805	784
Total cost	12,341	13,016	37,863	40,072
Gross profit	11,380	11,732	34,189	35,131
Expense and other income:
Selling, general and administrative	5,255	5,908	17,512	17,632
Research, development and engineering	1,468	1,534	4,661	4,722
Intellectual property and custom
development income	(191)	(303)	(621)	(847)
Other (income) and expense	(62)	(606)	(214)	(796)
Interest expense	97	124	289	350
Total expense and other income	6,567	6,657	21,627	21,060
Income before income taxes	4,812	5,074	12,562	14,071
Provision for income taxes	772	1,251	2,263	3,300
Net income	$4,041	$3,824	$10,299	$10,771

Earnings per share of common stock:
Assuming dilution	$3.68	$3.33	$9.27	$9.27
Basic	$3.70	$3.36	$9.35	$9.38
Weighted-average number of common
shares outstanding: (millions)
Assuming dilution	1,098.8	1,149.3	1,110.7	1,161.8
Basic	1,090.9	1,137.2	1,101.8	1,148.4

Cash dividend per common share	$0.95	$0.85	$2.75	$2.45

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net income	$4,041	$3,824	$10,299	$10,771
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	382	501	(959)	164
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	3	11	0	13
Reclassification of (gains)/losses to net income	(5)	(27)	(5)	(43)
Subsequent changes in previously impaired
securities arising during the period	1	(7)	3	20
Total net changes related to available-for-sale securities	(1)	(24)	(1)	(10)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(409)	(54)	(58)	65
Reclassification of (gains)/losses to net income	(27)	(112)	(130)	(246)
Total unrealized gains/(losses) on cash flow hedges	(436)	(165)	(188)	(181)
Retirement-related benefit plans:
Prior service costs/(credits)	0	0	33	0
Net (losses)/gains arising during the period	105	1	300	66
Curtailments and settlements	0	(2)	0	(1)
Amortization of prior service (credits)/costs	(28)	(37)	(86)	(112)
Amortization of net (gains)/losses	872	613	2,623	1,846
Total retirement-related benefit plans	949	575	2,869	1,799
Other comprehensive income/(loss), before tax	895	887	1,721	1,771
Income tax (expense)/benefit related to items of
other comprehensive income	(91)	(109)	(933)	(606)
Other comprehensive income/(loss)	804	778	788	1,165
Total comprehensive income/(loss)	$4,844	$4,601	$11,087	$11,936

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$10,072	$10,412
Marketable securities	160	717
Notes and accounts receivable - trade (net of allowances of $273
in 2013 and $255 in 2012)	9,865	10,667
Short-term financing receivables (net of allowances of $280 in 2013
and $288 in 2012)	16,786	18,038
Other accounts receivable (net of allowances of $29 in 2013 and
$17 in 2012)	1,683	1,873
Inventories, at lower of average cost or market:
Finished goods	528	475
Work in process and raw materials	1,964	1,812
Total inventories	2,492	2,287
Deferred taxes	1,752	1,415
Prepaid expenses and other current assets	4,723	4,024
Total current assets	47,533	49,433

Property, plant and equipment	40,808	40,501
Less: Accumulated depreciation	26,931	26,505
Property, plant and equipment — net	13,877	13,996
Long-term financing receivables (net of allowances of $72 in 2013
and $66 in 2012)	11,675	12,812
Prepaid pension assets	1,476	945
Deferred taxes	3,682	3,973
Goodwill	30,882	29,247
Intangible assets — net	4,003	3,787
Investments and sundry assets	4,718	5,021
Total assets	$117,845	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At September 30,	At December 31,
	2013	2012
Liabilities:
Current liabilities:
Taxes	$4,746	$4,948
Short-term debt	7,702	9,181
Accounts payable	6,263	7,952
Compensation and benefits	4,210	4,745
Deferred income	11,658	11,952
Other accrued expenses and liabilities	4,643	4,847
Total current liabilities	39,222	43,625
Long-term debt	28,478	24,088
Retirement and nonpension postretirement benefit obligations	17,994	20,418
Deferred income	4,087	4,491
Other liabilities	8,057	7,607
Total liabilities	97,837	100,229
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	51,203	50,110
Shares authorized: 4,687,500,000
Shares issued: 2013 - 2,205,819,186
2012 - 2,197,561,159
Retained earnings	124,885	117,641
Treasury stock - at cost	(131,240)	(123,131)
Shares: 2013 - 1,119,964,803
2012 - 1,080,193,483
Accumulated other comprehensive income/(loss)	(24,971)	(25,759)
Total IBM stockholders’ equity	19,877	18,860
Noncontrolling interests	131	124
Total equity	20,008	18,984
Total liabilities and equity	$117,845	$119,213

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$10,299	$10,771
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	2,457	2,572
Amortization of intangibles	1,007	952
Stock-based compensation	455	510
Net (gain)/loss on asset sales and other	(139)	(697)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(3,121)	(868)
Net cash provided by operating activities	10,957	13,240

Cash flows from investing activities:
Payments for property, plant and equipment	(2,559)	(3,082)
Proceeds from disposition of property, plant and equipment	256	233
Investment in software	(406)	(476)
Acquisition of businesses, net of cash acquired	(2,562)	(2,266)
Divestitures of businesses, net of cash transferred	247	587
Non-operating finance receivables — net	284	718
Purchases of marketable securities and other investments	(3,718)	(2,596)
Proceeds from disposition of marketable securities and other investments	4,035	1,971
Net cash used in investing activities	(4,423)	(4,912)

Cash flows from financing activities:
Proceeds from new debt	10,066	9,589
Payments to settle debt	(7,740)	(4,991)
Short-term borrowings/(repayments) less than 90 days — net	1,074	(2,177)
Common stock repurchases	(8,062)	(8,988)
Common stock transactions — other	826	1,198
Cash dividends paid	(3,033)	(2,816)
Net cash used in financing activities	(6,870)	(8,185)

Effect of exchange rate changes on cash and cash equivalents	(4)	(156)
Net change in cash and cash equivalents	(340)	(13)

Cash and cash equivalents at January 1	10,412	11,922
Cash and cash equivalents at September 30	$10,072	$11,909

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other
comprehensive income/(loss)
Net income		10,299			10,299		10,299
Other comprehensive income/(loss)				788	788		788
Total comprehensive income/(loss)					$11,087		$11,087
Cash dividends declared –
common stock		(3,033)			(3,033)		(3,033)
Common stock issued under
employee plans (8,258,027 shares)	930				930		930
Purchases (1,419,498 shares) and
sales (1,574,179 shares) of treasury
stock under employee plans – net		(22)	(106)		(127)		(127)
Other treasury shares purchased,
not retired (39,926,001 shares)			(8,003)		(8,003)		(8,003)
Changes in other equity	164				164		164
Changes in noncontrolling interests						7	7
Equity - September 30, 2013	$51,203	$124,885	$(131,240)	$(24,971)	$19,877	$131	$20,008

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2012	$48,129	$104,857	$(110,963)	$(21,885)	$20,138	$97	$20,236
Net income plus other
comprehensive income/(loss)
Net income		10,771			10,771		10,771
Other comprehensive income/(loss)				1,165	1,165		1,165
Total comprehensive income/(loss)					$11,936		$11,936
Cash dividends declared –
common stock		(2,816)			(2,816)		(2,816)
Common stock issued under
employee plans (12,322,115 shares)	1,149				1,149		1,149
Purchases (2,092,008 shares) and
sales (2,358,099 shares) of treasury
stock under employee plans – net		(40)	(145)		(185)		(185)
Other treasury shares purchased,
not retired (45,838,313 shares)			(9,007)		(9,007)		(9,007)
Changes in other equity	324				324		324
Changes in noncontrolling interests						29	29
Equity - September 30, 2012	$49,603	$112,773	$(120,115)	$(20,720)	$21,541	$126	$21,666

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation: The accompanying Consolidated Financial Statements and footnotes of the International Business Machines Corporation (IBM or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company's management, these statements include all adjustments, which are only of a normal recurring nature, necessary to present a fair statement of the company's results of operations, financial position and cash flows.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. See the company's 2012 Annual Report on pages 59 to 61 for a discussion of the company's critical accounting estimates.

      Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2012 Annual Report.

      Noncontrolling interest amounts in income of $1.8 million and $3.0 million, net of tax, for the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $8.6 million, net of tax, for the nine months ended September 30, 2013 and 2012, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

      Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In July 2013, the Financial Accounting Standards Board (FASB) issued guidance allowing the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The guidance became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and did not have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements – (continued)

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A,“Significant Accounting Policies,” on pages 76 to 86 in the company’s 2012 Annual Report for further information. There were no material impairments of non-financial assets for the nine months ended September 30, 2013 and 2012, respectively.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company does not apply the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At September 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(1)
Time deposits and certificates of deposit	$—	$4,422	$—	$4,422
Commercial paper	—	992	—	992
Money market funds	1,713	—	—	1,713
U.S. government securities	—	800	—	800
Other securities	—	10	—	10
Total	1,713	6,225	—	7,938	(6)
Debt securities - current (2)	—	160		160	(6)
Debt securities - noncurrent (3)	1	8	—	9
Available-for-sale equity investments (3)	32	—	—	32
Derivative assets (4)
Interest rate contracts	—	412	—	412
Foreign exchange contracts	—	371	—	371
Equity contracts	—	9	—	9
Total	—	793	—	793	(7)
Total assets	$1,747	$7,185	$—	$8,932	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$575	$—	$575
Equity contracts	—	7	—	7
Total liabilities	$—	$581	$—	$581	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2013 were $396 million and

      $397 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2013 were $432 million and $150 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

      Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $343 million each.

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

        There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2013 and December 31, 2012, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $28,478 million and $24,088 million and the estimated fair value was $30,409 million and $27,119 million at September 30, 2013 and December 31, 2012, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2013:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$2	$—	$9
Available-for-sale equity investments(1)	$29	$4	$1	$32

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2012:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$8	$2	$—	$10
Available-for-sale equity investments(1)	$31	$4	$1	$34

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of September 30, 2013 and December 31, 2012, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended September 30:	2013	2012
Proceeds	$8	$36
Gross realized gains (before taxes)	5	27
Gross realized losses (before taxes)	0	—

(Dollars in millions)
For the nine months ended September 30:	2013	2012
Proceeds	$28	$87
Gross realized gains (before taxes)	9	43
Gross realized losses (before taxes)	4	0

       The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
For the three months ended September 30:	2013	2012
Net unrealized gains/(losses) arising during the period	$3	$2
Net unrealized (gains)/losses reclassified to net income*	(3)	(17)

*There were no writedowns for the three months ended September 30, 2013 and 2012, respectively.

(Dollars in millions)
For the nine months ended September 30:	2013	2012
Net unrealized gains/(losses) arising during the period	$2	$20
Net unrealized (gains)/losses reclassified to net income*	(3)	(26)

* There were no significant writedowns for the nine months ended September 30, 2013 and 2012, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2013.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2013 and December 31, 2012 was $222 million and $94 million, respectively, for which no collateral was posted at September 30, 2013 and December 31, 2012.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2013 and December 31, 2012 was $793 million and $918 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $343 million and $262 million at September 30, 2013 and December 31, 2012, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at September 30, 2013 and December 31, 2012, this exposure was reduced by $45 million and $69 million of cash collateral, respectively, received by the company. At September 30, 2013 and December 31, 2012, the net exposure related to derivative assets recorded in the Statement of Financial Position was $404 million and $587 million respectively.  At September 30, 2013 and December 31, 2012, the net amount related to derivative liabilities recorded in the Statement of Financial Position was $239 million and $242 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30, 2013 or December 31, 2012 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $45 million and $69 million at September 30, 2013 and December 31, 2012,

Notes to Consolidated Financial Statements – (continued)

respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2013 or at December 31, 2012. Additionally, the company’s exposure is further reduced by holding non-cash collateral. At September 30, 2013, no amounts of non-cash collateral were held, and at December 31, 2012, $31 million was held in U.S. Treasury securities.  Per accounting guidance, non-cash collateral is not recorded on the Statement of Financial Position.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2013 and December 31, 2012, the total notional amount of the company’s interest rate swaps was $4.5 billion and $4.3 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2013 and December 31, 2012 was approximately 7.5 years and 5.1 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2013 and December 31, 2012.

       At September 30, 2013 and December 31, 2012, net gains of approximately $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2013 and December 31, 2012, the total notional amount of derivative instruments designated as net investment hedges was $5.3 billion and $3.3 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2013 and December 31, 2012 was approximately 0.2 years and 0.4 years, respectively.

Notes to Consolidated Financial Statements – (continued)

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At September 30, 2013 and December 31, 2012, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.7 billion and $10.7 billion, respectively, with a weighted-average remaining maturity of 0.7 years and 0.7 years, respectively.

       At September 30, 2013 and December 31, 2012, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $326 million and net losses of $138 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $197 million of losses and $79 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At September 30, 2013 and December 31, 2012, no instruments relating to this program were outstanding.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $14.6 billion and $12.9 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock. They are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2013 and December 31, 2012, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion for both periods.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2013 and December 31, 2012.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company utilizes credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements – (continued)

       The following tables provide a quantitative summary of the derivative and non-derivative instrument related risk management activity as of September 30, 2013 and December 31, 2012 as well as for the three and nine months ended September 30, 2013 and 2012, respectively:

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of September 30, 2013 and December 31, 2012

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	9/30/2013	12/31/2012	Classification	9/30/2013	12/31/2012
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$41	$47	expenses and liabilities	$—	$—
	Investments and sundry
	assets	371	557	Other liabilities	—	—
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	138	135	expenses and liabilities	378	267
	Investments and sundry
	assets	—	5	Other liabilities	150	78

Fair value of derivative				Fair value of derivative
assets		$550	$744	liabilities	$528	$345

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$208	$142	expenses and liabilities	$47	$152
	Investments and sundry
	assets	25	23	Other liabilities	—	—
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	9	9	expenses and liabilities	7	7
Fair value of derivative				Fair value of derivative
assets		$242	$174	liabilities	$53	$159

Total debt designated as
hedging instruments:
	Short-term debt	N/A	N/A		$1,219	$578
	Long-term debt	N/A	N/A		2,297	3,035

Total		$793	$918		$4,097	$4,116

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended September 30, 2013 and 2012

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:		2013	2012	2013	2012
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$5	$13	$19	$19
	Interest expense	3	11	12	16
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	254	148	N/A	N/A
Equity contracts	SG&A expense	46	54	N/A	N/A

Total		$308	$226	$31	$35

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the three months
ended September 30:	2013	2012		2013	2012	2013	2012
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$—	$(2)	$—	$—
			Other (income)
Foreign exchange	(409)	(54)	and expense	30	102	0	0
contracts			Cost of sales	(17)	6	—	—
			SG&A expense	13	5	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	(223)	(136)	Interest expense	—	—	1	6

Total	$(632)	$(190)		$27	$112	$1	$6

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

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the nine months ended September 30, 2013 and 2012

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:		2013	2012	2013	2012
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$(82)	$68	$156	$27
	Interest expense	(53)	58	101	23
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(265)	(56)	N/A	N/A
Equity contracts	SG&A expense	105	116	N/A	N/A

Total		$(295)	$186	$257	$50

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the nine months
ended September 30:	2013	2012		2013	2012	2013	2012
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$—	$(6)	$—	$—
			Other (income)
Foreign exchange	(59)	65	and expense	115	209	(0)	3
contracts			Cost of sales	(15)	22	—	—
			SG&A expense	29	21	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	58	(23)	Interest expense	—	—	3	9

Total	$(1)	$42		$129	$246	$3	$12

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

      For the three and nine months ending September 30, 2013 and 2012, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

      Refer to the company’s 2012 Annual Report, Note A, “Significant Accounting Policies,” on page 83 for additional information on the company’s use of derivative financial instruments.

Notes to Consolidated Financial Statements – (continued)

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Current:
Net investment in sales-type and direct financing leases	$4,078	$3,862
Commercial financing receivables	6,278	7,750
Client loan receivables	5,218	5,395
Installment payment receivables	1,212	1,031
Total	$16,786	$18,038
Noncurrent:
Net investment in sales-type and direct financing leases	$5,454	$6,107
Commercial financing receivables	—	5
Client loan receivables	5,555	5,966
Installment payment receivables	666	733
Total	$11,675	$12,812

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $734 million and $794 million at September 30, 2013 and December 31, 2012, respectively, and is reflected net of unearned income of $676 million and $728 million, and net of the allowance for credit losses of $106 million and $114 million at those dates, respectively.

       Commercial financing receivables, net of allowance for credit losses of $27 million and $46 million at September 30, 2013 and December 31, 2012, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan receivables, net of allowance for credit losses of $182 million and $155 million at September 30, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

       Installment payment receivables, net of allowance for credit losses of $36 million and $39 million at September 30, 2013 and December 31, 2012, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

       Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

       The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $701 million and $650 million at September 30, 2013 and December 31, 2012, respectively.

       The company did not have any financing receivables held for sale as of September 30, 2013 and December 31, 2012.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at September 30, 2013 and December 31, 2012. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2012 Annual Report beginning on page 85.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At September 30, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,705	$2,104	$8,809
Loan receivables	9,042	3,830	12,871
Ending balance	$15,747	$5,934	$21,681
Collectively evaluated for impairment	$15,629	$5,767	$21,395
Individually evaluated for impairment	$118	$167	$285
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(21)	(9)	(30)
Provision	(26)	66	40
Other	—	(4)	(4)
Ending balance at September 30, 2013	$134	$190	$324
Lease receivables	$42	$64	$106
Loan receivables	$92	$126	$218

Collectively evaluated for impairment	$40	$37	$77
Individually evaluated for impairment	$94	$153	$247

(Dollars in millions)	Major	Growth
At December 31, 2012	Markets	Markets	Total
Financing receivables:
Lease receivables	$7,036	$2,138	$9,174
Loan receivables	9,666	3,670	13,336
Ending balance	$16,701	$5,808	$22,510
Collectively evaluated for impairment	$16,570	$5,684	$22,254
Individually evaluated for impairment	$131	$125	$256
Allowance for credit losses:
Beginning balance at January 1, 2012
Lease receivables	$79	$40	$118
Loan receivables	125	64	189
Total	$203	$104	$307
Write-offs	(14)	(1)	(15)
Provision	(9)	38	28
Other	0	(2)	(2)
Ending balance at December 31, 2012	$180	$138	$318
Lease receivables	$59	$55	$114
Loan receivables	$121	$84	$204

Collectively evaluated for impairment	$69	$29	$98
Individually evaluated for impairment	$111	$109	$220

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

Notes to Consolidated Financial Statements – (continued)

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

       The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2013 and December 31, 2012.

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Major markets	$21	$27
Growth markets	24	21
Total lease receivables	$45	$47

Major markets	$48	$67
Growth markets	79	25
Total loan receivables	$127	$92

Total receivables	$172	$139

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

At September 30, 2013			At December 31, 2012
Recorded		Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$74	$68	$88	$77
Growth markets	109	102	72	65
Total	$183	$170	$160	$143

				Interest
		Average	Interest	Income
(Dollars in millions)		Recorded	Income	Recognized on
For the three months ended September 30, 2013:		Investment	Recognized	Cash Basis
Major markets		$73	$0	$0
Growth markets		102	0	0
Total		$174	$0	$0

				Interest
		Average	Interest	Income
(Dollars in millions)		Recorded	Income	Recognized on
For the three months ended September 30, 2012:		Investment	Recognized	Cash Basis
Major markets		$84	$0	$0
Growth markets		63	0	0
Total		$147	$0	$0

Notes to Consolidated Financial Statements – (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2013:	Investment	Recognized	Cash Basis
Major markets	$76	$0	$0
Growth markets	90	0	0
Total	$166	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2012:	Investment	Recognized	Cash Basis
Major markets	$91	$0	$0
Growth markets	64	0	0
Total	$154	$0	$0

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

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at September 30, 2013 and December 31, 2012. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At September 30, 2013:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$606	$71	$817	$129
A+ – A-	1,520	178	2,049	324
BBB+ – BBB-	2,154	875	2,904	1,593
BB+ – BB	1,421	306	1,916	557
BB- – B+	533	412	719	750
B – B-	356	198	480	361
CCC+ – D	115	64	155	116
Total	$6,705	$2,104	$9,042	$3,830

       At September 30, 2013, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (38 percent), Government (15 percent), Manufacturing (14 percent), Retail (8 percent), Services (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (4 percent).

Notes to Consolidated Financial Statements – (continued)

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

Past Due Financing Receivables

       The company views receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At September 30, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$9	$6,696	$6,705	$9
Growth markets	16	2,089	2,104	11
Total lease receivables	$25	$8,785	$8,809	$20

Major markets	$15	$9,027	$9,042	$14
Growth markets	29	3,801	3,830	10
Total loan receivables	$43	$12,828	$12,871	$24

Total	$68	$21,612	$21,681	$44

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2012:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$7,028	$7,036	$5
Growth markets	11	2,127	2,138	8
Total lease receivables	$20	$9,154	$9,174	$13

Major markets	$27	$9,639	$9,666	$8
Growth markets	36	3,634	3,670	31
Total loan receivables	$63	$13,273	$13,336	$39

Total	$82	$22,428	$22,510	$52

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Cost	$27	$34	$89	$99
Selling, general and administrative	110	133	324	370
Research, development and engineering	12	15	42	43
Other (income) and expense	—	0	—	0
Pre-tax stock-based compensation cost	150	183	455	510
Income tax benefits	(52)	(64)	(157)	(179)
Total stock-based compensation cost	$98	$119	$297	$331

       The decrease in pre-tax stock-based compensation cost for the three months ended September 30, 2013, as compared to the corresponding period in the prior year, was due to decreases related to performance share units ($23 million), restricted stock units ($7 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($4 million). The decrease in pre-tax stock-based compensation cost for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, was due to decreases related to performance share units ($34 million), the company’s assumption of stock-based awards previously issued by acquired entities ($11 million) and restricted stock units ($12 million).

       As of September 30, 2013, the total unrecognized compensation cost of $1,088 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

      There was no significant capitalized stock-based compensation cost at September 30, 2013 and 2012.

6. Segments:   The tables on pages 26 and 27 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

Global Services
Global	Global
Technology	Business	Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months
ended September 30, 2013:
External revenue	$9,494	$4,558	$5,798	$3,247	$502	$23,599
Internal revenue	262	177	744	168	512	1,863
Total revenue	$9,755	$4,735	$6,542	$3,415	$1,015	$25,461
Pre-tax income	$1,895	$948	$2,410	$(167)	$494	$5,579
Revenue year-to-year change	(4.4)%	0.4%	(1.0)%	(16.2)%	5.3%	(4.2)%
Pre-tax income year-to-year
change	11.7%	28.4%	2.3%	nm	3.8%	3.5%
Pre-tax income margin	19.4%	20.0%	36.8%	(4.9)%	48.7%	21.9%

nm - not meaningful

For the three months
ended September 30, 2012:
External revenue	$9,922	$4,542	$5,763	$3,895	$472	$24,594
Internal revenue	285	175	843	181	491	1,976
Total revenue	$10,206	$4,717	$6,606	$4,076	$963	$26,570
Pre-tax income	$1,697	$738	$2,355	$124	$476	$5,389

Pre-tax income margin	16.6%	15.6%	35.6%	3.0%	49.4%	20.3%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2013	2012
Revenue:
Total reportable segments	$25,461	$26,570
Eliminations of internal transactions	(1,863)	(1,976)
Other revenue adjustments	122	154
Total IBM Consolidated	$23,720	$24,747

Pre-tax income:
Total reportable segments	$5,579	$5,389
Amortization of acquired intangible assets	(201)	(178)
Acquisition-related charges	(13)	(10)
Non-operating retirement-related (costs)/income	(257)	(258)
Eliminations of internal transactions	(280)	(322)
Unallocated corporate amounts	(15)	453	*
Total IBM Consolidated	$4,812	$5,074

* Includes Retail Store Solutions divestiture gain of $447 million.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

Global Services
Global	Global
Technology	Business	Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the nine months
ended September 30, 2013:
External revenue	$28,634	$13,649	$17,792	$10,111	$1,488	$71,674
Internal revenue	801	545	2,312	423	1,628	5,710
Total revenue	$29,435	$14,194	$20,105	$10,533	$3,116	$77,383
Pre-tax income	$4,994	$2,274	$6,867	$(713)	$1,582	$15,003
Revenue year-to-year change	(4.5)%	(1.3)%	0.6%	(15.0)%	4.9%	(3.9)%
Pre-tax income year-to-year
change	1.2%	6.1%	1.1%	nm	4.4%	(4.1)%
Pre-tax income margin	17.0%	16.0%	34.2%	(6.8)%	50.8%	19.4%

nm - not meaningful

For the nine months
ended September 30, 2012:
External revenue	$29,952	$13,846	$17,533	$11,903	$1,478	$74,713
Internal revenue	869	538	2,459	491	1,492	5,848
Total revenue	$30,821	$14,384	$19,992	$12,394	$2,970	$80,561
Pre-tax income	$4,934	$2,142	$6,793	$253	$1,516	$15,637

Pre-tax income margin	16.0%	14.9%	34.0%	2.0%	51.0%	19.4%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2013	2012
Revenue:
Total reportable segments	$77,383	$80,561
Eliminations of internal transactions	(5,710)	(5,848)
Other revenue adjustments	378	490
Total IBM Consolidated	$72,052	$75,203

Pre-tax income:
Total reportable segments	$15,003	$15,637
Amortization of acquired intangible assets	(562)	(517)
Acquisition-related charges	(29)	(24)
Non-operating retirement-related (costs)/income	(803)	(454)
Eliminations of internal transactions	(998)	(949)
Unallocated corporate amounts	(49)	379	*
Total IBM Consolidated	$12,562	$14,071

* Includes Retail Store Solutions divestiture gain of $447 million.

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$382	$86	$468
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$1
Reclassification of (gains)/losses to other (income) and expense	(5)	2	(3)
Subsequent changes in previously impaired securities arising during
the period	1	(0)	1
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(409)	$144	$(265)
Reclassification of (gains)/losses to:
Cost of sales	17	(7)	10
SG&A expense	(13)	5	(9)
Other (income) and expense	(30)	12	(19)
Interest expense	(0)	0	(0)
Total unrealized gains/(losses) on cash flow hedges	$(436)	$153	$(282)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$(0)	$(0)	$(0)
Net (losses)/gains arising during the period	105	(36)	68
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(28)	10	(18)
Amortization of net (gains)/losses	872	(304)	568
Total retirement-related benefit plans	$949	$(331)	$618
Other comprehensive income/(loss)	$895	$(91)	$804

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$501	$56	$557
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$11	$(4)	$6
Reclassification of (gains)/losses to other (income) and expense	(27)	11	(17)
Subsequent changes in previously impaired securities arising during
the period	(7)	3	(4)
Total net changes related to available-for-sale securities	$(24)	$9	$(15)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(54)	$10	$(43)
Reclassification of (gains)/losses to:
Cost of sales	(6)	(1)	(7)
SG&A expense	(5)	1	(4)
Other (income) and expense	(103)	40	(63)
Interest expense	2	(1)	1
Total unrealized gains/(losses) on cash flow hedges	$(165)	$50	$(116)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	1	(1)	0
Curtailments and settlements	(2)	1	(1)
Amortization of prior service (credits)/costs	(37)	15	(23)
Amortization of net (gains)/losses	613	(238)	375
Total retirement-related benefit plans	$575	$(224)	$351
Other comprehensive income/(loss)	$887	$(109)	$778

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(959)	$(21)	$(980)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$(1)	$(0)
Reclassification of (gains)/losses to other (income) and expense	(5)	2	(3)
Subsequent changes in previously impaired securities arising during
the period	3	(1)	2
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(58)	$25	$(33)
Reclassification of (gains)/losses to:
Cost of sales	15	(6)	9
SG&A expense	(29)	10	(18)
Other (income) and expense	(115)	45	(71)
Interest expense	(0)	0	(0)
Total unrealized gains/(losses) on cash flow hedges	$(188)	$74	$(114)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$33	$(11)	$21
Net (losses)/gains arising during the period	300	(103)	197
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(86)	30	(57)
Amortization of net (gains)/losses	2,623	(901)	1,721
Total retirement-related benefit plans	$2,869	$(986)	$1,883
Other comprehensive income/(loss)	$1,721	$(933)	$788

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2012:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$164	$9	$172
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$13	$(5)	$8
Reclassification of (gains)/losses to other (income) and expense	(43)	17	(26)
Subsequent changes in previously impaired securities arising during
the period	20	(8)	12
Total net changes related to available-for-sale securities	$(10)	$4	$(6)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$65	$(35)	$31
Reclassification of (gains)/losses to:
Cost of sales	(22)	(1)	(23)
SG&A expense	(21)	5	(16)
Other (income) and expense	(209)	81	(128)
Interest expense	6	(2)	4
Total unrealized gains/(losses) on cash flow hedges	$(181)	$48	$(133)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	66	(24)	41
Curtailments and settlements	(1)	1	(1)
Amortization of prior service (credits)/costs	(112)	41	(70)
Amortization of net (gains)/losses	1,846	(684)	1,161
Total retirement-related benefit plans	$1,799	$(667)	$1,132
Other comprehensive income/(loss)	$1,771	$(606)	$1,165

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," on pages 32 to 34 for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before
reclassifications	(33)	(980)	218	2	(793)
Amount reclassified from accumulated
other comprehensive income	(81)	0	1,664	(3)	1,580
Total change for the period	(114)	(980)	1,883	(1)	788
September 30, 2013	$(204)	$752	$(25,523)	$3	$(24,971)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2012	$71	$1,767	$(23,737)	$13	$(21,885)
Other comprehensive income before
reclassifications	31	172	41	20	264
Amount reclassified from accumulated
other comprehensive income	(164)	0	1,090	(26)	900
Total change for the period	(133)	172	1,132	(6)	1,165
September 30, 2012	$(61)	$1,939	$(22,606)	$7	$(20,720)

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

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$631	$612	3.1%
Nonpension postretirement plans – cost	74	86	(14.0)
Total	$705	$698	1.0%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$1,941	$1,602	21.1%
Nonpension postretirement plans – cost	224	260	(13.6)
Total	$2,165	$1,862	16.3%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2013	2012	2013	2012
Service cost	$—	$—	$124	$109
Interest cost	495	549	379	439
Expected return on plan assets	(995)	(1,011)	(546)	(570)
Amortization of prior service costs/(credits)	2	2	(29)	(39)
Recognized actuarial losses	448	333	397	255
Curtailments and settlements	—	—	0	0
Multi-employer plans/other costs	—	—	16	188	*
Total net periodic pension (income)/cost of defined
benefit plans	(50)	(127)	341	381
Cost of defined contribution plans	204	209	137	148
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$154	$82	$478	$530

* Includes a $162 million charge related to litigation involving one of IBM UK’s defined benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2013	2012	2013	2012
Service cost	$—	$—	$375	$332
Interest cost	1,485	1,647	1,137	1,332
Expected return on plan assets	(2,986)	(3,033)	(1,636)	(1,723)
Amortization of prior service costs/(credits)	7	7	(90)	(116)
Recognized actuarial losses	1,343	998	1,195	770
Curtailments and settlements	—	—	—	1
Multi-employer plan/other costs	—	—	71	234	*
Total net periodic pension (income)/cost of defined
benefit plans	(151)	(381)	1,052	831
Cost of defined contribution plans	603	686	437	467
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$452	$305	$1,489	$1,297

* Includes a $162 million charge related to litigation involving one of IBM UK’s defined benefit plans.

        In 2013, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $500 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK and Switzerland. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2013 were $397 million.

Notes to Consolidated Financial Statements – (continued)

The following table provides the components of the cost/(income) for the company's nonpension postretirement plans:

Cost of Nonpension Postretirement Plans
	U.S. Plan		Non-U.S. Plans
(Dollars in millions)	2013	2012	2013	2012
For the three months ended September 30:
Service cost	$9	$9	$2	$2
Interest cost	41	50	14	16
Expected return on plan assets	0	—	(2)	(2)
Amortization of prior service costs/(credits)	—	—	(1)	(1)
Recognized actuarial losses	5	8	6	4
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$55	$67	$19	$19

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2013	2012	2013	2012
Service cost	$26	$28	$7	$7
Interest cost	123	150	46	48
Expected return on plan assets	(1)	—	(7)	(7)
Amortization of prior service credits	—	—	(4)	(3)
Recognized actuarial losses	16	24	18	13
Curtailments and settlements	—	—	0	—
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$164	$201	$60	$58

        The company received a $8.2 million subsidy in the third quarter of 2013 and a $24.4 million subsidy for the first nine months of 2013 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. A portion of this subsidy is used by the company to reduce its obligation and expense related to the plan, and the remainder is contributed to the plan to reduce contributions required by the participants.

9. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2013, the company completed seven acquisitions at an aggregate cost of $2,734 million.

       SoftLayer Technologies, Inc. (SoftLayer)  – On July 3, 2013, the company completed the acquisition of 100 percent of the privately held company, SoftLayer, a cloud computing infrastructure provider based in Dallas, Texas for cash consideration of $1,977 million. SoftLayer joins the company’s new cloud services division, which combines SoftLayer with IBM SmartCloud into a global platform. The new division will provide a broad range of choices to both the company’s and SoftLayer clients, ISVs and channel and technology partners.  Goodwill of $1,284 million has been assigned to the Global Technology Services ($1,245 million) and Software ($39 million) segments. It is expected that none of the goodwill will be deductible for tax purposes. The overall weighted average useful life of the identified intangible assets acquired is 7.0 years.

       Other Acquisitions - The Software segment completed acquisitions of five privately held companies: in the first quarter, StoredIQ Inc. (StoredIQ) and Star Analytics, Inc. (Star Analytics); in the second quarter, UrbanCode Inc. (UrbanCode); and in the third quarter, Trusteer, Ltd. (Trusteer) and Daeja Image Systems, Ltd. (Daeja). Systems and Technology (STG) completed one acquisition: in the third quarter, CSL International (CSL), a privately held company. All acquisitions were for 100 percent of the acquired companies.

            The table on page 35 reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2013:

Notes to Consolidated Financial Statements – (continued)

	Amortization		Other
(Dollars in millions)	Life (in yrs.)	SoftLayer	Acquisitions
Current assets		$80	$70
Fixed assets/noncurrent assets		301	18
Intangible assets:
Goodwill	N/A	1,284	551
Completed technology	5-7	290	126
Client relationships	7	245	59
In-Process R&D	N/A	2	—
Patents/trademarks	2-7	75	22
Total assets acquired		2,277	846
Current liabilities		(56)	(20)
Noncurrent liabilities		(244)	(69)
Total liabilities assumed		(300)	(89)
Total purchase price		$1,977	$757

N/A - not applicable

In addition to SoftLayer, each acquisition further complemented and enhanced the company’s portfolio of product and services offerings. The acquisition of StoredIQ advances the company’s efforts to help clients derive value from big data. The combination of the company’s and Star Analytics’ software will advance the company’s business analytics initiatives. UrbanCode automates the delivery of software, helping businesses quickly release and update mobile, social, big data and cloud applications. CSL deepens the consolidation cloud capabilities by offering simplified management of the virtualization environment. Trusteer extends the company’s data security capabilities further into the cloud, mobile and endpoint security space. Daeja delivers software that helps employees across all industries, especially data intensive ones such as banking, insurance and healthcare, get faster access to critical business information, and complements the company’s big data capabilities.

Purchase price consideration for these acquisitions as reflected in the table above, is paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset. For the “Other Acquisitions”, the overall weighted-average life of the identified amortizable intangible assets acquired is 6.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $538 million has been assigned to the Software segment and goodwill of $13 million has been assigned to the Systems and Technology Group segment. It is expected that approximately 3 percent of the goodwill will be deductible for tax purposes.

On October 25, 2013, the company completed the acquisition of The Now Factory, a privately held company based in Dublin, Ireland. The Now Factory is a provider of analytics software that helps communications service providers (CSPs) deliver better customer experiences and drive new revenue opportunities. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.

On October 2, 2013, the company completed the acquisition of Xtify, Inc., a leading provider of cloud-based mobile messaging tools that help organizations improve mobile sales, drive in-store traffic, and engage customers with personalized offers. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.

Divestitures:

       On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX will acquire the company’s worldwide customer care business process outsourcing services business for $505 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $75 million in SYNNEX stock, which represents less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX will enter into a multi-year

Notes to Consolidated Financial Statements – (continued)

agreement with the company, and Concentrix, SYNNEX’s outsourcing business, will become an IBM strategic business partner for global customer care business process outsourcing services.

        The transaction will be completed as soon as is practical, subject to the satisfaction of regulatory requirements and customary closing conditions. The transaction is expected to be completed in phases, with the initial closing expected within several months, and subsequent closings by the end of 2014, subject to similar conditions, local agreements and the information and consultation process in applicable countries. The company expects to recognize a total pre-tax gain on the sale of between $125 million and $175 million. This gain will be recognized consistent with the closing schedule for the transaction. See page 71 for additional information regarding the impact of the gain on the company’s earnings expectations. The company’s worldwide customer care business process outsourcing services and industry process services are included in the Global Technology Services segment. In 2012, the divested business delivered $1.3 billion of revenue, approximately 1 percent of the company’s total revenue, and $0.1 billion of pre-tax income.

       In the first quarter of 2013, the company completed the divestiture of its Showcase Reporting product set to Help/Systems. Showcase Reporting, which was acquired by the company through the SPSS acquisition in 2009, is an enterprise-class business intelligence platform that enables customers to build and manage analytical reporting environments. This transaction was not material to the Consolidated Financial Statements.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,518	$(688)	$829
Client relationships	2,348	(1,137)	1,211
Completed technology	2,886	(1,153)	1,734
In-process R&D	17	—	17
Patents/trademarks	365	(156)	209
Other(a)	7	(5)	2
Total	$7,141	$(3,139)	$4,003

	At December 31, 2012
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,527	$(665)	$861
Client relationships	2,103	(961)	1,142
Completed technology	2,709	(1,112)	1,597
In-process R&D	28	—	28
Patents/trademarks	281	(127)	154
Other(a)	31	(27)	3
Total	$6,679	$(2,892)	$3,787

(a)      Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets increased $216 million during the first nine months of 2013, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $350 million and $1,007 million for the third quarter and first nine months of 2013, respectively, versus $324 million and $952 million for the third quarter and first nine months of 2012, respectively. In addition, in the first nine months of 2013, the company retired $758 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2013:

Notes to Consolidated Financial Statements – (continued)

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2013 (for Q4)	$146	$187	$333
2014	441	767	1,207
2015	204	621	824
2016	39	579	618
2017	—	461	461

     The change in the goodwill balances by reportable segment, for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	9/30/13
Global Business Services	$4,357	$—	$(0)	$—	$(26)	$4,331
Global Technology Services	2,916	1,245	5	—	(41)	4,126
Software	20,405	577	(25)	(2)	(137)	20,818
Systems and Technology	1,568	13	33	—	(7)	1,607
Total	$29,247	$1,834	$13	$(2)	$(211)	$30,882

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/12	Additions	Adjustments	Divestitures	Adjustments	12/31/12
Global Business Services	$4,313	$5	$(0)	$(2)	$42	$4,357
Global Technology Services	2,646	264	—	(0)	6	2,916
Software	18,121	2,182	(30)	(6)	137	20,405
Systems and Technology	1,133	443	(0)	(14)	6	1,568
Total	$26,213	$2,894	$(30)	$(22)	$192	$29,247

     Purchase price adjustments recorded in the first nine months of 2013 and full year 2012 were related to acquisitions that were completed on or prior to December 31, 2012 or December 31, 2011, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2013 or the full year of 2012 and the company has no accumulated impairment losses.

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

Notes to Consolidated Financial Statements – (continued)

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/13	Payments	Adjustments*	9/30/2013
Current:
Workforce	$28	$(22)	$25	$31
Space	2	(1)	(1)	0
Total current	$30	$(23)	$24	$31
Noncurrent:
Workforce	$430	$—	$1	$430
Space	0	—	0	0
Total noncurrent	$430	$—	$1	$430

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

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the third quarter and first nine months of 2013 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)

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

       The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In June 2013, the Federal Court in Utah granted SCO’s motion to reopen the SCO v. IBM case.  On July 10, 2013, the Court entered an order dismissing seven of SCO's ten claims, specifically its breach of contract and copyright claims, and one tortious interference claim.

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

       In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to activities by employees of IBM Korea, LG IBM, IBM (China) Investment Company Limited and IBM Global Services (China) Co., Ltd., during the period from 1998 through 2009, allegedly in violation of the Foreign Corrupt Practices Act of 1977. As part of that settlement, IBM consented to the entry of a judgment relating to the books and records and internal control provisions of the securities laws, and also agreed to pay a total of $10 million, categorized by the SEC as follows: (i) $5.3 million, representing profits gained as a result of the conduct alleged in the SEC’s complaint, (ii) prejudgment interest on that amount of $2.7 million, and (iii) a civil penalty of $2 million. On July 25, 2013,

Notes to Consolidated Financial Statements – (continued)

the court approved that 2011 settlement and required that for a two-year period IBM make reports to the SEC and the court on certain matters, including those relating to compliance with the FCPA. In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company's global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

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

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,359 million and $4,719 million at September 30, 2013 and December 31, 2012, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,692 million and $1,513 million at September 30, 2013 and December 31, 2012, respectively.

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

Notes to Consolidated Financial Statements – (continued)

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $52 million and $65 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2013	2012
Balance at January 1	$394	$407
Current period accruals	238	270
Accrual adjustments to reflect actual experience	21	(18)
Charges incurred	(292)	(295)
Balance at September 30	$362	$364

Extended Warranty Liability

(Dollars in millions)	2013	2012
Aggregate deferred revenue at January 1	$606	$636
Revenue deferred for new extended warranty contracts	204	191
Amortization of deferred revenue	(244)	(240)
Other*	(7)	—
Aggregate deferred revenue at September 30	$559	$587

Current portion	$283	$284
Noncurrent portion	276	302
Aggregate deferred revenue at September 30	$559	$587

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On October 29, 2013, the company announced that the Board of Directors approved a quarterly dividend of $0.95 per common share. The dividend is payable December 10, 2013 to shareholders of record on November 8, 2013.

       On October 29, 2013, the company announced that the Board of Directors authorized $15.0 billion in additional funds for use in the company’s stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended September 30:	2013	2012	Change
Revenue	$23,720	$24,747	(4.1)	%*
Gross profit margin	48.0%	47.4%	0.6	pts.
Total expense and other income	$6,567	$6,657	(1.4)%
Total expense and other income to revenue ratio	27.7%	26.9%	0.8	pts.
Provision for income taxes	$772	$1,251	(38.3)%
Net income	$4,041	$3,824	5.7%
Net income margin	17.0%	15.5%	1.6	pts.
Earnings per share:
Assuming dilution	$3.68	$3.33	10.5%
Basic	$3.70	$3.36	10.1%
Weighted-average shares outstanding:
Assuming dilution	1,098.8	1,149.3	(4.4)%
Basic	1,090.9	1,137.2	(4.1)%

* 1.6 percent decrease adjusted for currency

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 72 and 73 for additional information.

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

        The following tables provide the company’s (non-GAAP) operating earnings for the third quarter and first nine months of 2013 and 2012.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2013	2012	Change
Net income as reported	$4,041	$3,824	5.7%
Non-operating adjustments (net of tax):
Acquisition-related charges	166	141	17.9
Non-operating retirement-related costs/(income)	181	191	(5.6)
Operating (non-GAAP) earnings*	$4,387	$4,155	5.6%
Diluted operating (non-GAAP) earnings per share	$3.99	$3.62	10.2%

* See pages 81 and 82 for a more detailed reconciliation of net income to operating earnings.
			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2013	2012	Change
Net income as reported	$10,299	$10,771	(4.4)%
Non-operating adjustments (net of tax):
Acquisition-related charges	479	399	20.0
Non-operating retirement-related costs/(income)	564	328	72.2
Operating (non-GAAP) earnings*	$11,342	$11,498	(1.4)%
Diluted operating (non-GAAP) earnings per share	$10.21	$9.90	3.1%

* See pages 81 and 82 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the third quarter of 2013, the company reported $23.7 billion in revenue, expanded gross and net income margins and delivered diluted earnings per share growth of 10.5 percent as reported and 10.2 percent on an operating (non-GAAP) basis. The company generated $3.8 billion in cash from operations and $2.2 billion in free cash flow in the third quarter driving shareholder returns of $3.0 billion in gross common stock repurchases and dividends. In October 2013, the company stated that it expects full year 2013 GAAP diluted earnings per share of at least $15.01, and reiterated its expectation for operating (non-GAAP) diluted earnings per share of at least $16.25 on an “all in” basis, or at least $16.90 in operating (non-GAAP) diluted earnings per share excluding the second quarter workforce rebalancing charge of $1.0 billion.

     The company’s performance in the third quarter reflected the combination of continued momentum in key growth areas, a better business mix, yield from productivity initiatives, reductions in spending and performance-related compensation, discrete tax benefits and an effective use of cash to deliver 10 percent growth in earnings per share.

     In the third quarter, total Global Services revenue declined 2.8 percent as reported, but returned to modest growth at constant currency, improving 1 percent versus the prior year. Performance was driven by Global Business Services which increased 0.4 percent as reported, but 5 percent adjusted for currency. The Global Services backlog increased 2.5 percent (6 percent adjusted for currency), also driven by Global Business Services. Software revenue improved 0.6 percent as reported and 2 percent at constant currency, led by key branded middleware which increased 2.7 percent (4 percent adjusted for currency). In Systems and Technology, revenue growth in System z mainframe of 6.3 percent (7 percent adjusted for currency) was more than offset by declines in Power Systems, System x and Storage. Two-thirds of the overall decline in Systems and Technology revenue (16.6 percent; 16 percent adjusted for currency) was driven by the growth markets.

     Across the company, there was strong performance in the growth initiatives that address key market trends – Smarter Planet, business analytics and cloud – leveraging both organic investments and acquisitions. The Smarter Planet solutions are up more than 20 percent and business analytics is up 8 percent through the first nine months of the year compared to the prior

Management Discussion – (continued)

year. In cloud, the company closed the acquisition of SoftLayer in July, which significantly improves the company’s capabilities in public and hybrid cloud solutions. In the third quarter, for the first time, the company delivered more than $1 billion of cloud revenue in a quarter, of which about $610 million was hardware, software and implementation services to establish cloud-based operations within the customer set, and about $460 million was cloud delivered services and solutions, including SoftLayer. Within the cloud delivered services and solution content, most of those customer engagements represent incremental business for the company.  Through the first three quarters of the year, cloud revenue has increased more than 70 percent versus the prior year.

     From a geographic perspective, the challenge in the third quarter was in the growth markets – where revenue declined 8.8 percent (5 percent adjusted for currency). The company’s performance in the growth markets has historically outpaced the major markets by 8-10 points, but in the third quarter, for the first time, the growth markets trailed the major markets. Performance in the growth markets compared to the industry was driven about half by execution and half by a pause in China as that country moves through the process to develop its new economic plans. China declined 20.2 percent as reported and 22 percent at constant currency.  The Systems and Technology business was down approximately 40 percent at constant currency year to year in China. The systems hardware performance in China accounted for all 5 points of the constant currency revenue decline in the growth markets, and for 1.2 points of the 1.6 points of constant currency decline in total consolidated revenue in the third quarter. See the Geographic Revenue discussion on pages 58 to 60 for additional information.

     In the third quarter, total consolidated revenue decreased 4.1 percent, 1.6 percent at constant currency. Performance at constant currency was consistent with the second quarter. Overall, currency impacted the company’s revenue growth by 2.5 points in the third quarter, a slightly larger impact than the first two quarters of the year when the currency impact was approximately 2.0 points.

     The consolidated gross profit margin increased 0.6 points versus the third quarter of 2012 to 48.0 percent. The operating (non-GAAP) gross profit margin increased 1.0 points to 49.1 percent. Performance was driven by margin expansion in both Global Services segments and an improving segment mix.

     Total expense and other (income) decreased 1.4 percent in the third quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) was flat versus the prior year. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency*	(1)	point	(1)	point
	Acquisitions **	2	points	2	points
	Base expense	(3)	points	(2)	points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

       There were several items that had a significant impact on total expense and other (income) year-to-year. In the third quarter of 2012, the company recorded $408 million in workforce rebalancing charges and a gain of $447 million related to the divestiture of the Retail Store Solutions (RSS) business. As a result, within selling, general and administrative expense, workforce rebalancing charges were down nearly $400 million versus the prior year, and in other (income) and expense, divestiture gains were down over $450 million compared to the third quarter of 2012.  The company has a performance-based compensation structure. As a result of certain parts of the business not performing as expected, performance-related compensation across both cost and expense was down approximately $175 million year-to-year. Also, in the third quarter of 2012, the company recorded a charge of $162 million related to a court ruling in the United Kingdom (UK) regarding one of IBM UK’s defined benefit pension plans. This charge was not included in the company’s operating (non-GAAP) expense and other (income).

       Pre-tax income declined 5.2 percent year to year and the pre-tax margin was 20.3 percent. Net income increased 5.7 percent and the net income margin was 17.0 percent, an increase of 1.6 points year to year. The effective tax rate for the third quarter was 16.0 percent, compared to 24.6 percent in the prior year. The decrease in the tax rate was driven by discrete benefits due to foreign tax audit activity, a reduction in the ongoing tax rate, which the company now expects to be in the

Management Discussion – (continued)

range of 23 percent for the year, and the year to year impact of a higher rate in the third quarter of 2012 on the gain from the RSS divestiture. Operating (non-GAAP) pre-tax income declined 4.3 percent year to year and the operating (non-GAAP) pre-tax margin was 22.3 percent. Operating (non-GAAP) net income increased 5.6 percent and the operating (non-GAAP) net income margin of 18.5 percent increased 1.7 points compared to the prior year. The operating (non-GAAP) effective tax rate was 17.0 percent versus 24.7 percent in the third quarter of 2013 driven by the same factors described above. The net margin improvement reflects the improved gross margin and savings from the second quarter workforce rebalancing actions, tough minded spending actions and the lower tax rate.

       Diluted earnings per share of $3.68 increased 10.5 percent versus the prior year. In the third quarter, the company repurchased 10.5 million shares of its common stock.

       Operating (non-GAAP) diluted earnings per share of $3.99 increased $0.37 or 10.2 percent versus the third quarter of 2012 driven by the following factors:

Revenue decrease at actual rates:	$ (0.15)
Margin expansion:	$ 0.35
Common stock repurchases:	$ 0.17

       The company generated $3,760 million in cash flow provided by operating activities, a decrease of $754 million compared to the third quarter of 2012, driven primarily by higher workforce rebalancing payments ($340 million), changes  in sales cycle working capital ($156 million) and a decline in operational performance in the third quarter of 2013 versus 2012. Net cash used in investing activities of $2,548 million increased $1,548 million primarily due to increased spending for acquisitions ($2,041 million) and less cash received from divestitures ($339 million), partially offset by increased cash from net sales of marketable securities and other investments ($909 million). Net cash used in financing activities of $827 million decreased $1,679 million compared to the prior year, primarily due to decreased cash used for common stock repurchases ($1,068 million) and higher net cash proceeds from total debt ($791 million).

Management Discussion – (continued)

Financial Results Summary:
			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the nine months ended September 30:	2013	2012	Change
Revenue	$72,052	$75,203	(4.2)	%*
Gross profit margin	47.5%	46.7%	0.7	pts.
Total expense and other income	$21,627	$21,060	2.7%
Total expense and other income to revenue ratio	30.0%	28.0%	2.0	pts.
Provision for income taxes	$2,263	$3,300	(31.4)%
Net income	$10,299	$10,771	(4.4)%
Net income margin	14.3%	14.3%	(0.0)	pts.
Earnings per share:
Assuming dilution	$9.27	$9.27	0.0%
Basic	$9.35	$9.38	(0.3)%
Weighted-average shares outstanding:
Assuming dilution	1,110.7	1,161.8	(4.4)%
Basic	1,101.8	1,148.4	(4.1)%

	9/30/13	12/31/12
Assets	$117,845	$119,213	(1.1)%
Liabilities	$97,837	$100,229	(2.4)%
Equity	$20,008	$18,984	5.4%

* 2.1 percent decrease adjusted for currency

Financial Performance Summary:

        In the first nine months of 2013, the company reported revenue of $72.1 billion and diluted earnings per share of $9.27 as reported and $10.21 on an operating (non-GAAP) basis; excluding the second quarter 2013 workforce rebalancing charge of $1.0 billion, operating (non-GAAP) diluted earnings per share was $10.91. The earnings per share impact of the second quarter workforce rebalancing charge reflects the company’s ongoing annual effective tax rate and diluted shares outstanding. The company generated $11.0 billion in cash from operations and $6.6 billion in free cash flow in the first nine months of 2013 driving shareholder returns of $11.1 billion in gross common stock repurchases and dividends.

       Total consolidated revenue decreased 4.2 percent (2 percent adjusted for currency) compared to the first nine months of 2012. Software revenue increased 1.5 percent (3 percent adjusted for currency) driven by key branded middleware which increased 4.5 percent (6 percent adjusted for currency). Within Global Services, Global Technology Services declined 4.4 percent (2 percent adjusted for currency), while Global Business Services decreased 1.4 percent as reported, but increased 2 percent at constant currency. Although Systems and Technology revenue declined 15.1 percent (14 percent adjusted for currency), System z mainframe revenue increased 8.0 percent (9 percent adjusted for currency). Global Financing revenue increased 0.7 percent (3 percent adjusted for currency). On a geographic basis, revenue in the growth markets declined 3.1 percent (1 percent adjusted for currency) and the major markets declined 4.5 percent (2 percent adjusted for currency).

       The consolidated gross margin increased 0.7 points versus the first nine months of 2012 to 47.5 percent. The operating (non-GAAP) gross margin increased 1.2 points to 48.5 percent compared to the prior year. The improvement in gross margin in the first nine months was driven by Global Services and an improving segment mix.

       Total expense and other (income) increased 2.7 percent in the first nine months of 2013 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 2.2 percent compared to the first nine months of 2012. The key drivers of the year-to-year change in total expense and other (income) were approximately:

Management Discussion – (continued)

		Total		Operating
		Consolidated		(non-GAAP)
	Currency *	(1)	point	(1)	point
	Acquisitions**	2	points	2	points
	Base expense	1	point	1	point

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges

       There were several items that had an impact on total expense and other (income) year to year.  Workforce rebalancing charges for the first nine months of 2013 were $1,048 million compared to $789 million in the prior year.  In the third quarter of 2012, the company recorded a gain of $447 million related to the divestiture of the RSS business. The company has a performance-based compensation structure. As a result of certain parts of the business not performing as expected, performance-related compensation across both cost and expense was down approximately $700 million in the first nine months of 2013 compared to the prior year. Also, in the third quarter of 2012, the company recorded a charge of $162 million related to a court ruling in the UK regarding one of IBM UK’s defined benefit pension plans. This charge was not included in the company’s operating (non-GAAP) expense and other (income).

       Pre-tax income declined 10.7 percent year to year and the pre-tax margin was 17.4 percent, a decrease of 1.3 points year to year. Net income decreased 4.4 percent and the net income margin was 14.3 percent, flat year to year. The effective tax rate for the first nine months was 18.0 percent, compared with 23.5 percent in the prior year. Operating (non-GAAP) pre-tax income declined 7.4 percent year to year and the pre-tax margin was 19.4 percent, a decrease of 0.7 points versus the prior year. Operating (non-GAAP) net income decreased 1.4 percent and the operating (non-GAAP) net income margin of 15.7 percent increased 0.5 points versus the prior year. The operating (non-GAAP) effective tax rate for the first nine months was 18.7 percent versus 23.7 percent in 2012.

       Diluted earnings per share were flat versus the prior year. Operating (non-GAAP) diluted earnings per share increased 3.1 percent. In the first nine months of 2013, the company repurchased 39.9 million shares of its common stock.

       Operating (non-GAAP) diluted earnings per share of $10.21 increased $0.31 versus the first nine months of 2012 driven by the following factors:

Revenue decrease at actual rates:	$ (0.42)
Margin expansion:	$ 0.28
Common stock repurchases:	$ 0.45

       At September  30, 2013, the company continues to have a high degree of financial flexibility with a strong balance sheet to support its business objectives. Cash and marketable securities at quarter end were $10,232 million, a decrease of $897 million from December 31, 2012. Key drivers in the balance sheet and total cash flows are highlighted below.

       Total assets decreased $1,369 million (increased $334 million adjusted for currency) from December 31, 2012 driven by:

•         Decreases in total receivables ($3,380 million), marketable securities ($557 million), cash and cash equivalents ($340 million), and investments and sundry assets ($303 million); partially offset by

•         Increased goodwill ($1,635 million), prepaid expenses and other current assets ($698 million) and prepaid pension assets ($531 million).

       Total liabilities decreased $2,392 million ($1,321 million adjusted for currency) from December 31, 2012 driven by:

•         Decreases in retirement and nonpension postretirement ($2,424 million), accounts payable ($1,689 million), deferred income ($699 million) and compensation and benefits ($536 million); partially offset by

•         Increased total debt ($2,911 million).

Management Discussion – (continued)

       Total equity of $20,008 million increased $1,024 million from December 31, 2012 as a result of:

•         Higher retained earnings ($7,244 million), common stock ($1,094 million) and lower accumulated other comprehensive loss ($788 million); partially offset by

•         Increased treasury stock ($8,109 million) driven by share repurchases.

       The company generated $10,957 million in cash flow provided by operating activities, a decrease of $2,283 million when compared to the first nine months of 2012, primarily driven by an increase in the use of cash related to the fulfillment of services contracts ($497 million), a decrease in net income ($472 million), an increase in payments for workforce re-balancing ($402 million), an increase in cash used due to higher income tax payments ($384 million), a decrease in cash provided by accounts receivable driven by lower collections ($376 million), and a net decrease from compensation and benefit accruals/payments ($75 million) which includes cash savings from the deferral of the 401(k) matching contribution of $527 million. Net cash used in investing activities of $4,423 million was $489 million lower than the first nine months of 2012, primarily driven by an increase in cash from net sales of marketable securities and other instruments ($942 million) and a decrease in cash used for capital expenditures ($617 million), partially offset by a net increase in cash used for acquisitions/divestitures ($635 million) and a net decrease in cash provided by non-operating financing receivables ($434 million). Net cash used in financing activities of $6,870 million was $1,315 million lower compared to the first nine months of 2012, primarily due to an increase in net cash from debt transactions ($979 million) and a decrease in cash used for common stock transactions ($554 million), partially offset by increased dividend payments ($217 million).

Management Discussion – (continued)

Third Quarter in Review

Results of Operations

Segment Details

      The following is an analysis of the third quarter and first nine months of 2013 versus the third quarter and first nine months of 2012 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended September 30:	2013	2012	Change		Currency
Revenue:
Global Technology Services	$9,494	$9,922	(4.3)%		(1.1)%
Gross margin	39.0%	37.3%	1.7	pts.
Global Business Services	4,558	4,542	0.4%		4.5%
Gross margin	32.9%	31.2%	1.8	pts.
Software	5,798	5,763	0.6%		1.7%
Gross margin	88.0%	88.0%	(0.0)	pts.
Systems and Technology	3,247	3,895	(16.6)%		(15.7)%
Gross margin	33.6%	37.3%	(3.6)	pts.
Global Financing	502	472	6.5%		9.3%
Gross margin	47.2%	45.8%	1.4	pts.
Other	122	154	(20.8)%		(19.7)%
Gross margin	(211.6)%	(80.4)%	(131.2)	pts.
Total consolidated revenue	$23,720	$24,747	(4.1)%		(1.6)%
Total consolidated gross profit	$11,380	$11,732	(3.0)%
Total consolidated gross margin	48.0%	47.4%	0.6	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	101	95	6.7%
Acquisition-related charges	1	0	nm
Retirement-related costs/(income)	154	67	129.9
Operating (non-GAAP) gross profit	$11,636	$11,894	(2.2)%
Operating (non-GAAP) gross margin	49.1%	48.1%	1.0	pts.

nm - not meaningful

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the nine months ended September 30:	2013	2012	Change		Currency
Revenue:
Global Technology Services	$28,634	$29,952	(4.4)%		(1.7)%
Gross margin	37.9%	36.3%	1.6	pts.
Global Business Services	13,649	13,846	(1.4)%		2.1%
Gross margin	30.9%	30.0%	0.9	pts.
Software	17,792	17,533	1.5%		2.6%
Gross margin	88.0%	87.8%	0.2	pts.
Systems and Technology	10,111	11,903	(15.1)%		(14.3)%
Gross margin	34.4%	36.7%	(2.3)	pts.
Global Financing	1,488	1,478	0.7%		2.9%
Gross margin	46.4%	47.5%	(1.1)	pts.
Other	378	490	(22.8)%		(22.3)%
Gross margin	(185.3)%	(71.3)%	(114.0)	pts.
Total consolidated revenue	$72,052	$75,203	(4.2)%		(2.1)%
Total consolidated gross profit	$34,189	$35,131	(2.7)%
Total consolidated gross margin	47.5%	46.7%	0.7	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	285	276	3.3%
Acquisition- related charges	4	1	nm
Retirement-related costs/(income)	474	204	132.9
Operating (non-GAAP) gross profit	$34,953	$35,611	(1.9)%
Operating (non-GAAP) gross margin	48.5%	47.4%	1.2	pts.

nm - not meaningful

The following table presents each reportable segment’s external revenue as a percentage of total segment external revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Global Technology Services	40.2%	40.3%	40.0%	40.1%
Global Business Services	19.3	18.5	19.0	18.5
Total Global Services	59.5	58.8	59.0	58.6
Software	24.6	23.4	24.8	23.5
Systems and Technology	13.8	15.8	14.1	15.9
Global Financing	2.1	1.9	2.1	2.0
Total	100.0%	100.0%	100.0%	100.0%

Management Discussion – (continued)

The following table presents each reportable segment’s pre-tax income as a percentage of total segment pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Global Technology Services	34.0%	31.5%	33.3%	31.6%
Global Business Services	17.0	13.7	15.2	13.7
Total Global Services	51.0	45.2	48.4	45.2
Software	43.2	43.7	45.8	43.4
Systems and Technology	(3.0)	2.3	(4.8)	1.6
Global Financing	8.8	8.8	10.5	9.7
Total	100.0%	100.0%	100.0%	100.0%

Global Services

       In the third quarter of 2013, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), generated $14,052 million of revenue, a decrease of 2.8 percent as reported, but an increase of 1 percent adjusted for currency year to year, led by GBS. Revenue performance in the third quarter reflected a one point sequential improvement at constant currency from the second quarter of 2013. Pre-tax profit in the third quarter of 2013 was up 16.8 percent year to year and pre-tax margin improved 3.3 points with expansion in both services segments. The Services segments continued to have good performance in the growth initiatives of Smarter Planet, cloud and business analytics. Total outsourcing revenue of $6,393 million decreased 5.5 percent (2 percent adjusted for currency) and total transactional revenue of $5,895 million was essentially flat as reported, but increased 4 percent adjusted for currency year over year.

       In the first nine months of 2013, total Global Services revenue was $42,283 million, a decrease of 3.5 percent (1 percent adjusted for currency) year to year. Revenue in the growth markets decreased 0.7 percent as reported, but increased 2 percent adjusted for currency, while the major markets decreased 4.2 percent (1 percent adjusted for currency) year to year. Total outsourcing revenue of $19,496 million decreased 5.2 percent (2 percent adjusted for currency) and total transactional revenue of $17,476 million decreased 1.4 percent as reported, but increased 2 percent at constant currency year to year.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2013	2012	Change	Currency
Global Services external revenue:	$14,052	$14,463	(2.8)%	0.6%
Global Technology Services	$9,494	$9,922	(4.3)%	(1.1)%
Outsourcing	5,377	5,729	(6.1)	(2.8)
Integrated Technology Services	2,353	2,384	(1.3)	1.8
Maintenance	1,764	1,808	(2.4)	0.3
Global Business Services	$4,558	$4,542	0.4%	4.5%
Outsourcing	1,016	1,037	(2.0)	2.9
Consulting and Systems Integration	3,542	3,505	1.1	5.0

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2013	2012	Change	Currency
Global Services external revenue:	$42,283	$43,798	(3.5)%	(0.5)%
Global Technology Services	$28,634	$29,952	(4.4)%	(1.7)%
Outsourcing	16,407	17,445	(5.9)	(3.2)
Integrated Technology Services	6,917	7,007	(1.3)	1.4
Maintenance	5,311	5,500	(3.4)	(1.1)
Global Business Services	$13,649	$13,846	(1.4)%	2.1%
Outsourcing	3,089	3,130	(1.3)	2.8
Consulting and Systems Integration	10,560	10,716	(1.5)	1.8

        Global Technology Services revenue of $9,494 million decreased 4.3 percent (1 percent adjusted for currency) in the third quarter of 2013, however constant currency revenue performance improved by 1 point from the second quarter reflecting the addition of SoftLayer to the portfolio. GTS revenue decreased 4.4 percent (2 percent adjusted for currency) to $28,634 million in the first nine months of 2013. GTS Outsourcing revenue decreased 6.1 percent (3 percent adjusted for currency) in the third quarter and decreased 5.9 percent (3 percent adjusted for currency) in the first nine months of 2013, respectively, and continued to be impacted by a decline in revenue from sales into existing base accounts and from the structural work completed on lower margin contracts. Integrated Technology Services (ITS) revenue decreased 1.3 percent (increased 2 percent adjusted for currency) in the third quarter and decreased 1.3 percent (increased 1 percent adjusted for currency) in the first nine months of 2013 with constant currency growth in both the major markets and growth markets. SoftLayer contributed to the ITS revenue performance in the third quarter.

       Global Business Services revenue of $4,558 million increased 0.4 percent as reported (5 percent adjusted for currency) in the third quarter of 2013 and gained share. This performance represents a 2 point sequential improvement at constant currency from the second quarter of 2013 and was driven by Consulting and Systems Integration. GBS had constant currency revenue growth in all geographies, led by North America and Japan. Europe returned to growth at constant currency for the first time since the beginning of 2012. On an offering basis, GBS had good results across its portfolio. In its solutions that address the Digital Front Office, GBS delivered double-digit growth across the business analytics, Smarter Planet and cloud initiatives. In addition, within the back office solutions that address the Globally Integrated Enterprise, implementation services that support the traditional packaged applications increased again in the third quarter at constant currency. In the first nine months of 2013, GBS revenue of $13,649 million decreased 1.4 percent as reported, but increased 2 percent adjusted for currency year to year. Application Outsourcing revenue decreased 2.0 percent (increased 3 percent adjusted for currency) in the third quarter and decreased 1.3 percent (increased 3 percent adjusted for currency) in the first nine months of 2013. Consulting and Systems Integration (C&SI) revenue increased 1.1 percent (5 percent adjusted for currency) in the third quarter of 2013, representing a 3 point sequential improvement at constant currency from the second quarter of 2013. C&SI revenue decreased 1.5 percent (increased 2 percent adjusted for currency) in the first nine months of 2013 year to year.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2013	2012	Change
Global Technology Services:
External gross profit	$3,705	$3,699	0.2%
External gross profit margin	39.0%	37.3%	1.7	pts.
Pre-tax income	$1,895	$1,697	11.7%
Pre-tax margin	19.4%	16.6%	2.8	pts.
Global Business Services:
External gross profit	$1,501	$1,415	6.1%
External gross profit margin	32.9%	31.2%	1.8	pts.
Pre-tax income	$948	$738	28.4%
Pre-tax margin	20.0%	15.6%	4.4	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2013	2012	Change
Global Technology Services:
External gross profit	$10,842	$10,868	(0.2)%
External gross profit margin	37.9%	36.3%	1.6	pts.
Pre-tax income	$4,994	$4,934	1.2%
Pre-tax margin	17.0%	16.0%	1.0	pts.
Global Business Services:
External gross profit	$4,220	$4,150	1.7%
External gross profit margin	30.9%	30.0%	0.9	pts.
Pre-tax income	$2,274	$2,142	6.1%
Pre-tax margin	16.0%	14.9%	1.1	pts.

        GTS gross profit margin improved 1.7 points in the third quarter and 1.6 points in the first nine months of 2013, respectively, with margin expansion across all lines of business. Pre-tax income increased 11.7 percent to $1,895 million and the pre-tax margin improved 2.8 points to 19.4 percent in the third quarter of 2013 year to year. Margin expansion was driven by lower year-to-year workforce rebalancing charges, savings from the second-quarter 2013 workforce rebalancing action, tough-minded spending actions and continued efficiency improvements. GTS pre-tax income for the first nine months of 2013 increased 1.2 percent to $4,994 million and pre-tax margin of 17.0 percent improved 1.0 points year to year.

       GBS gross profit margin improved 1.8 points and 0.9 points in the third quarter and first nine months, respectively, versus the prior year. GBS pre-tax income of $948 million in the third quarter of 2013 increased 28.4 percent with a pre-tax margin of 20.0 percent, an improvement of 4.4 points year to year. The drivers of the gross and pre-tax margin improvements included: lower year-to-year workforce rebalancing charges, savings from the second-quarter 2013 workforce rebalancing action and tough-minded spending actions. GBS pre-tax income in the first nine months of 2013 increased 6.1 percent to $2,274 million and pre-tax margin of 16.0 percent improved 1.1 points year to year.

Management Discussion – (continued)

Global Services Backlog

        The estimated Global Services backlog at September 30, 2013 was $141 billion, an increase of 2.5 percent (6 percent adjusted for currency) compared to the September 30, 2012 balance, with growth across both the transactional and outsourcing businesses. The estimated transactional backlog at September 30, 2013 increased 9.9 percent (13 percent adjusted for currency) and the estimated outsourcing backlog increased 0.9 percent (4 percent adjusted for currency), respectively, from the September 30, 2012 levels.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2013	2012	Change	Currency
Backlog:
Total backlog	$141.1	$137.7	2.5%	5.6%
Outsourcing backlog	$90.1	$89.3	0.9%	4.3%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2013	2012	Change	Currency
Total signings:	$12,340	$13,269	(7.0)%	(4.1)%
Outsourcing signings	$6,095	$7,300	(16.5)%	(13.8)%
Transactional signings	6,245	5,969	4.6%	7.8%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2013	2012	Change	Currency
Total signings:	$45,689	$38,733	18.0%	21.2%
Outsourcing signings	$25,729	$19,542	31.7%	34.7%
Transactional signings	19,960	19,191	4.0%	7.5%

Management Discussion – (continued)

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2013	2012	Change	Currency
Software external revenue:	$5,798	$5,763	0.6%	1.7%
Middleware:	$4,745	$4,696	1.1%	2.1%
Key branded middleware:	3,725	3,626	2.7	3.8
WebSphere Family			0.5	1.4
Information Management			1.6	2.6
Social Workforce Solutions*			14.1	15.4
Tivoli			1.9	3.0
Rational			12.1	13.6
Other middleware	1,021	1,070	(4.6)	(3.5)
Operating systems	576	597	(3.5)	(2.2)
Other	476	470	1.4	2.4

* Formerly Lotus
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2013	2012	Change	Currency
Software external revenue:	$17,792	$17,533	1.5%	2.6%
Middleware:	$14,613	$14,280	2.3%	3.4%
Key branded middleware:	11,530	11,038	4.5	5.5
WebSphere Family			5.2	6.1
Information Management			1.8	2.8
Social Workforce Solutions*			14.7	16.0
Tivoli			5.7	6.8
Rational			7.6	8.9
Other middleware	3,083	3,242	(4.9)	(3.8)
Operating systems	1,760	1,816	(3.1)	(1.8)
Other	1,419	1,438	(1.3)	(0.4)

* Formerly Lotus

       Software revenue of $5,798 million increased 0.6 percent (2 percent adjusted for currency) in the third quarter and increased 1.5 percent (3 percent adjusted for currency) to $17,792 million in the first nine months of 2013, respectively, led by growth in key branded middleware.

        Key branded middleware revenue, which accounted for 64 percent of total Software revenue in the third quarter of 2013, increased 2.7 percent (4 percent adjusted for currency) year to year and held share. Performance in the third quarter was stronger in the infrastructure layer, including solutions for data management, application server, security, mobile and Rational development tools. In the first nine months of 2013, key branded middleware revenue increased 4.5 percent (6 percent adjusted for currency) year to year and accounted for 65 percent of total Software revenue.

       WebSphere revenue increased 0.5 percent (1 percent adjusted for currency) and 5.2 percent (6 percent adjusted for currency) in the third quarter and first nine months of 2013 year to year, respectively. Revenue performance in the third quarter included strength in the mobile portfolio and good performance in application server.

       Information Management revenue increased 1.6 percent (3 percent adjusted for currency) and 1.8 percent (3 percent adjusted for currency) in the third quarter and first nine months of 2013 year to year, respectively. Performance in the third quarter was led by double-digit constant currency growth in the distributed database offerings.

       Tivoli revenue increased 1.9 percent (3 percent adjusted for currency) in the third quarter and 5.7 percent (7 percent adjusted for currency) in the first nine months of 2013, compared to the prior year periods driven by storage growth and the security solutions portfolio. Tivoli security revenue increased 18 percent (20 percent adjusted for currency) in the third

Management Discussion – (continued)

quarter of 2013 and 17 percent (18 percent adjusted for currency) in the first nine months of 2013. The acquisition of Trusteer in the third quarter extends Tivoli’s data security capabilities further into cloud and mobile environments.  Tivoli storage, which enables customers to manage their rapidly growing data, was up 7 percent (9 percent adjusted for currency) in the third quarter and 11 percent (12 percent adjusted for currency) in the first nine months of 2013 year to year, respectively.

Social Workforce Solutions revenue increased 14.1 percent (15 percent adjusted for currency) in the third quarter and 14.7 percent (16 percent adjusted for currency) in the first nine months of 2013, respectively. Performance in both periods was driven by Kenexa, which provides cloud-based recruiting and talent management.

       Rational revenue increased 12.1 percent (14 percent adjusted for currency) year to year in the third quarter and increased 7.6 percent (9 percent adjusted for currency) in the first nine months of 2013. Rational’s DevOps solution leverages the company’s cloud capabilities for the rapid and iterative deployment of software.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2013	2012	Change
Software:
External gross profit	$5,101	$5,073	0.6%
External gross profit margin	88.0%	88.0%	(0.0)	pts.
Pre-tax income	$2,410	$2,355	2.3%
Pre-tax margin	36.8%	35.6%	1.2	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2013	2012	Change
Software:
External gross profit	$15,663	$15,398	1.7%
External gross profit margin	88.0%	87.8%	0.2	pts.
Pre-tax income	$6,867	$6,793	1.1%
Pre-tax margin	34.2%	34.0%	0.2	pts.

       The Software gross profit margin of 88.0 percent in both the third quarter and first nine months of 2013 was essentially flat compared to the prior year periods. Software pre-tax income of $2,410 in the third quarter of 2013 increased 2.3 percent year to year, with a pre-tax margin of 36.8 percent, an improvement of 1.2 points. Segment pre-tax income for the first nine months of 2013 increased 1.1 percent to $6,867 million with a pre-tax margin of 34.2 percent. The relative strength of the Software business continues to contribute to the company’s improved gross and net margins.

Systems and Technology
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2013	2012	Change	Currency
Systems and Technology external revenue:	$3,247	$3,895	(16.6)%	(15.7)%
System z			6.3%	7.0%
Power Systems			(37.6)	(36.9)
System x			(17.6)	(16.4)
Storage			(11.4)	(9.8)
Total Systems excluding RSS			(18.2)	(17.1)
Microelectronics OEM			1.3	1.3
Total Systems and Technology excluding RSS			(15.9)	(15.0)
Retail Store Solutions (Divested)			(98.3)	(98.3)

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2013	2012	Change	Currency
Systems and Technology external revenue:	$10,111	$11,903	(15.1)%	(14.3)%
System z			8.0%	8.8%
Power Systems			(31.3)	(30.7)
System x			(12.6)	(11.8)
Storage			(9.6)	(8.5)
Total Systems excluding RSS			(13.6)	(12.8)
Microelectronics OEM			(2.8)	(2.7)
Total Systems and Technology excluding RSS			(12.5)	(11.7)
Retail Store Solutions (Divested)			(99.2)	(99.2)

        Systems and Technology revenue decreased 16.6 percent (16 percent adjusted for currency) and 15.1 percent (14 percent adjusted for currency) in the third quarter and first nine months of 2013, respectively, versus the same periods in 2012. Adjusting for the divested RSS business, revenue declined 15.9 percent (15 percent adjusted for currency) and 12.5 percent (12 percent adjusted for currency) in the third quarter and first nine months of 2013, respectively, versus the same periods in 2012. In the third quarter, the growth markets performance drove two-thirds of the revenue decline – approximately half of which was China, impacting each of the systems brands.

       System z revenue increased 6.3 percent and 8.0 percent (7 percent and 9 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the third quarter and first nine months of 2012, respectively. MIPS (millions of instructions per second) shipments increased 56 percent and 35 percent in the third quarter and first nine months of 2013 versus the same periods of 2012, respectively. The increase in MIPS in both periods was driven by specialty engines, which continue to be more than 50 percent of the total volumes and have increased significantly year to year, including more than 90 percent growth in the third quarter. In the third quarter, the company successfully launched the new zEnterprise mid-range server, which delivers over 50 percent more capacity than its predecessor.

       Power Systems revenue decreased 37.6 percent and 31.3 percent (37 percent and 31 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the third quarter and first nine months of 2012, respectively. High Performance Computing accounted for 10 points and 9 points of the revenue decline in the third quarter and first nine months of 2013, respectively, compared to the prior year periods. To improve future performance, the company is continuing to invest to expand its Power platform to address the Linux opportunity, which is now larger than UNIX, and growing more rapidly.

       System x revenue decreased 17.6 percent and 12.6 percent (16 percent and 12 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the third quarter and first nine months of 2012, respectively. High-end System x revenue decreased 5.1 percent and 11.1 percent (4 percent and 10 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the comparable periods of 2012, respectively.

       PureSystems continues to gain momentum. In the major markets, revenue increased more than 30 percent sequentially. Globally, the company shipped over 2,000 systems in third quarter, with over 8,000 total shipments since announcement.

       Storage revenue decreased 11.4 percent and 9.6 percent (10 percent and 8 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the comparable periods in 2012, respectively. The revenue decline was driven by the growth markets, while revenue in the major markets increased. Double-digit growth in the Storwize products and continued growth in the company’s flash solutions, in both periods, were more than offset by declines in the legacy OEM mid-range offerings and softness in high-end offerings.

       Microelectronics OEM revenue increased 1.3 percent and decreased 2.8 percent (up 1 percent and down 3 percent adjusted for currency) in the third quarter and first nine months of 2013 versus the comparable periods of 2012, respectively.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2013	2012	Change
Systems and Technology:
External gross profit	$1,092	$1,451	(24.7)%
External gross profit margin	33.6%	37.3%	(3.6)	pts.
Pre-tax income	$(167)	$124	nm
Pre-tax margin	(4.9)%	3.0%	(7.9)	pts.

nm - not meaningful

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2013	2012	Change
System and Technology:
External gross profit	$3,475	$4,363	(20.4)%
External gross profit margin	34.4%	36.7%	(2.3)	pts.
Pre-tax income	$(713)	$253	nm
Pre-tax margin	(6.8)%	2.0%	(8.8)	pts.

nm - not meaningful

      Systems and Technology’s gross profit margin decreased 3.6 points in the third quarter of 2013 versus the prior year. The decrease was driven by lower margins in Power Systems (1.2 points), Microelectronics (0.9 points), Storage (0.7 points) and a decline due to revenue mix (0.7 points). Gross profit margin for the first nine months of 2013 decreased 2.3 points compared to the first nine months of 2012. The decrease was driven by lower margins in Power Systems (0.8 points), Microelectronics (0.8 points) and System x (0.8 points), partially offset by an improvement due to revenue mix (0.2 points).

       Systems and Technology’s pre-tax income decreased $291 million to a loss of $167 million in the third quarter, and $966 million to a loss of $713 million for the first nine months of 2013, when compared to the prior year periods. Pre-tax margin decreased 7.9 points in the third quarter and 8.8 points in the first nine months, respectively, versus the prior year periods.

Global Financing

See pages 75 to 80 for a discussion of Global Financing’s segment results.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately on pages 59 and 60.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2013	2012	Change	Currency
Total Revenue	$23,720	$24,747	(4.1)%	(1.6)%
Geographies:	$23,186	$24,209	(4.2)%	(1.7)%
Americas	10,305	10,448	(1.4)	(0.2)
Europe/Middle East/Africa (EMEA)	7,334	7,238	1.3	(1.6)
Asia Pacific	5,547	6,523	(15.0)	(4.2)

Major markets			(2.7)%	(0.6)%
Growth markets			(8.8)%	(5.1)%
BRIC countries			(14.8)%	(11.9)%
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2013	2012	Change	Currency
Total Revenue	$72,052	$75,203	(4.2)%	(2.1)%
Geographies:	$70,553	$73,644	(4.2)%	(2.0)%
Americas	31,056	32,006	(3.0)	(2.1)
Europe/Middle East/Africa (EMEA)	22,451	22,684	(1.0)	(2.2)
Asia Pacific	17,046	18,953	(10.1)	(1.7)

Major markets			(4.5)%	(2.4)%
Growth markets			(3.1)%	(0.9)%
BRIC countries			(5.6)%	(3.2)%

       Total geographic revenue of $23,186 million decreased 4.2 percent (2 percent adjusted for currency) in the third quarter of 2013 compared to the prior year.  Revenue for the quarter decreased year to year in both the major markets and growth markets, although the major markets improved their growth rate by almost 2 points compared to the second quarter of 2013. This was the best major markets performance since the first quarter of 2012.

        In the third quarter, growth markets revenue decreased 8.8 percent as reported and 5 percent at constant currency. Although the company continued to gain share and deliver growth in Latin America, as well as Middle East and Africa, the company fell short of its objectives and the market in the other regions. Performance in the growth markets compared to industry was driven about half by execution and half by a pause in China. China declined 20.2 percent as reported and 22 percent at constant currency. The company experienced a slow down in demand across the board, but most significantly in hardware which was down approximately 40 percent at constant currency, and which makes up approximately 40 percent of the company’s business in China. While the company had some execution problems during the third quarter, the business was impacted by the process surrounding China’s development of a broad-based economic reform plan – which will be available in mid-November. Demand from state-owned enterprises and the public sector has slowed significantly, as decision-making and procurement cycles have lengthened. The company believes that the changes will take time to implement and does not expect demand in China to pick up until after the first quarter of 2014. Overall, the hardware performance in China accounted for all 5 points of the constant currency revenue decline in the growth markets, and for 1.2 points of the 1.6 points of the constant currency decline in total revenue in the third quarter. Regarding execution in the growth markets, the company understands the issues and has already taken management actions to improve performance. The company is confident that it can get its growth market performance back on track, and expects a change in trajectory starting in the fourth quarter and a return to revenue growth early in 2014.

       Americas revenue decreased 1.4 percent (flat adjusted for currency) compared to the third quarter of 2012. This represents a 3 point improvement at constant currency compared to the second quarter growth rate.  Within the major market countries, the U.S. was down 1.1 percent and Canada was down 6.3 percent (2 percent adjusted for currency). While the U.S. and Canada continue to report year-to-year decreases, both countries have improved their revenue growth rate at constant currency by 3 points compared to the second quarter of 2013. Revenue in the Latin America growth markets increased 3.3 percent (10 percent adjusted for currency), with Brazil down 1.3 percent as reported, but up 7 percent at constant currency and Mexico up 19.4 percent (19 percent adjusted for currency) year to year.

Management Discussion – (continued)

       Europe/Middle East/Africa (EMEA) revenue increased 1.3 percent as reported (decreased 2 percent adjusted for currency) year to year in the third quarter of 2013, relatively consistent with the second quarter performance. Western Europe showed some stability, while Eastern Europe, led by Russia, had double-digit declines at constant currency. The major markets increased 2.1 percent as reported, but declined 2 percent at constant currency. Within the major market countries, Germany grew 2.1 percent (decreased 3 percent at constant currency) and Italy increased 4.6 percent (decreased 1 percent at constant currency). The UK decreased 1.4 percent, but was flat year to year on a constant currency basis.  Revenue in the EMEA growth markets decreased 4.2 percent (2 percent adjusted for currency) led by Russia which declined 28.5 percent (28 percent adjusted for currency), partially offset by strength in Middle East and Africa which increased 4.3 percent (11 percent adjusted for currency).

       Asia Pacific third quarter revenue decreased 15.0 percent (4 percent adjusted for currency) year over year. Japan revenue decreased 16.9 percent as reported, but increased 5 percent on a constant currency basis, with good performance across hardware, software and services. Adjusted for currency, this was the fourth consecutive quarter of revenue growth in Japan. The Asia Pacific growth markets decreased 13.6 percent (10 percent adjusted for currency) driven by China and Australia which declined 19.2 percent (8 percent adjusted for currency). India decreased 10.8 percent as reported, but increased 1 percent at constant currency.

       Total geographic revenue of $70,553 million for the first nine months of 2013 decreased 4.2 percent (2 percent adjusted for currency) compared to the prior year. Total revenue from the growth markets, which represented approximately 24 percent of the total geographic revenue for the first nine months of the year, decreased 3.1 percent on a year-to-year basis (1 percent adjusted for currency). Within the BRIC countries, combined revenue was down 5.6 percent (3 percent adjusted for currency).  In the first nine months of the year, the company had strength in Latin America and the Middle East and Africa region. However, declines in some of the larger growth markets, for example China and Australia, have impacted the overall performance in the growth markets.

       Americas revenue for the first nine months of 2013 decreased 3.0 percent (2 percent adjusted for currency) compared to the prior year. The major market countries were down 4.1 percent (4 percent adjusted for currency), partially offset by an increase in the Latin America growth markets of 6.4 percent (12 percent adjusted for currency). Within the major market countries, the U.S. was down 3.6 percent and Canada was down 7.0 percent (5 percent adjusted for currency). Within the Latin America growth market countries, Brazil increased 3.9 percent (11 percent adjusted for currency) and Mexico increased 13.2 percent (13 percent adjusted for currency).

       Europe/Middle East/Africa (EMEA) revenue decreased 1.0 percent (2 percent adjusted for currency) for the first nine months of 2013 compared to the prior year. The major market countries were down 1.1 percent (3 percent adjusted for currency), while the growth market countries were down 0.7 percent (up 1 percent adjusted for currency). In the major market countries, the UK decreased 3.2 percent (1 percent adjusted for currency), Germany decreased 1.6 percent (4 percent adjusted for currency), France decreased 1.0 percent (4 percent adjusted for currency), Italy decreased 0.4 percent (3 percent adjusted for currency), while Spain increased 2.5 percent (flat at constant currency).

       Asia Pacific revenue decreased 10.1 percent (2 percent adjusted for currency) year to year for the first nine months of 2013. Japan revenue decreased 14.9 percent as reported, but increased 4 percent on a constant currency basis. The Asia Pacific growth markets decreased 6.6 percent (5 percent adjusted for currency), with China down 8.4 percent (10 percent adjusted for currency) and Australia down 13.6 percent (9 percent adjusted for currency).

       OEM revenue decreased 0.7 percent (flat adjusted for currency) and decreased 3.9 percent (3 percent adjusted for currency) year to year in the third quarter and the first nine months of 2013, respectively, driven by the Microelectronics OEM business.

Management Discussion – (continued)

Expense

Total Expense and Other Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Total consolidated expense and other (income)	$6,567	$6,657	(1.4)%
Non-operating adjustments:
Amortization of acquired intangible assets	(100)	(83)	19.9
Acquisition-related charges	(12)	(9)	27.7
Non-operating retirement-related (costs)/income	(103)	(191)	(45.9)
Total operating (non-GAAP) expense and other (income)	$6,352	$6,374	(0.3)%
Total consolidated expense-to-revenue ratio	27.7%	26.9%	0.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	26.8%	25.8%	1.0	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Total consolidated expense and other (income)	$21,627	$21,060	2.7%
Non-operating adjustments:
Amortization of acquired intangible assets	(277)	(241)	14.7
Acquisition-related charges	(25)	(23)	5.5
Non-operating retirement-related (costs)/income	(329)	(251)	31.2
Total operating (non-GAAP) expense and other (income)	$20,997	$20,545	2.2%
Total consolidated expense-to-revenue ratio	30.0%	28.0%	2.0	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.1%	27.3%	1.8	pts.

       Total expense and other (income) decreased 1.4 percent in the third quarter and increased 2.7 percent in the first nine months of 2013 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 0.3 percent in the third quarter and increased 2.2 percent in the first nine months of 2013 compared to the third quarter and first nine months of 2012, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and nine months ended September 30, 2013:	Three Months		Nine Months		Three Months		Nine Months
Currency*	(1)	pt.	(1)	pt.	(1)	pt.	(1)	pt.
Acquisitions**	2	pts.	2	pts.	2	pts.	2	pts.
Base expense	(3)	pts.	1	pt.	(2)	pts.	1	pt.

*     Reflects impacts of translation and hedging programs.

**   Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

       For additional information regarding total expense and other income for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,456	$4,588	(2.9)%
Advertising and promotional expense	300	330	(9.1)
Workforce rebalancing charges	18	408	(95.6)
Retirement-related costs	241	351	(31.1)
Amortization of acquired intangible assets	100	83	19.9
Stock-based compensation	110	133	(17.3)
Bad debt expense	30	16	90.8
Total consolidated selling, general and administrative expense	$5,255	$5,908	(11.0)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(100)	(83)	19.9
Acquisition-related charges	(11)	(5)	144.6
Non-operating retirement-related (costs)/income	(89)	(196)	(54.3)
Operating (non-GAAP) selling, general and administrative expense	$5,055	$5,625	(10.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$14,065	$14,453	(2.7)%
Advertising and promotional expense	971	989	(1.8)
Workforce rebalancing charges	1,048	789	32.9
Retirement-related costs	750	760	(1.3)
Amortization of acquired intangible assets	277	241	14.7
Stock-based compensation	324	370	(12.3)
Bad debt expense	77	29	161.3
Total consolidated selling, general and administrative expense	$17,512	$17,632	(0.7)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(277)	(241)	14.7
Acquisition-related charges	(17)	(17)	(0.2)
Non-operating retirement-related (costs)/income	(286)	(265)	7.8
Operating (non-GAAP) selling, general and administrative expense	$16,933	$17,108	(1.0)%

        Total Selling, general and administrative (SG&A) expense decreased 11.0 percent (9 percent adjusted for currency) in the third quarter of 2013 versus the third quarter of 2012. The decrease was primarily driven by lower base expense (12 points) and the effects of currency (2 points), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 10.1 percent (8 percent adjusted for currency) primarily driven by lower base expense (10 points) and the effects of currency (2 points), partially offset by acquisition-related spending (2 points). The decrease in base expense was driven by a lower level of workforce rebalancing charges in 2013 versus 2012. In addition, retirement-related expense declined due to a $162 million charge recorded in the third quarter of 2012 related to a ruling regarding one of IBM UK’s defined benefit plans.

       Total SG&A expense decreased 0.7 percent (up 1 percent adjusted for currency) in the first nine months of 2013 versus the first nine months of 2012. The decrease was driven by lower base spending (1 point) and the effects of currency (1 point), partially offset by higher acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 1.0 percent (flat adjusted for currency) primarily driven by the same factors. The decrease in base expense was primarily due to lower SG&A – other expense, partially offset by increased workforce rebalancing charges as a result of the actions the company took in the second quarter of 2013. Bad debt expense increased $47 million for the first nine months of 2013. The accounts receivable provision coverage was 1.6 percent at September 30, 2013, an increase of 20 basis points from year-end 2012.

Management Discussion – (continued)

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$256	$159	61.0%
(Gains)/losses on derivative instruments	(284)	(251)	13.3
Interest income	(13)	(22)	(37.4)
Net (gains)/losses from securities and investment assets	(6)	(30)	(79.9)
Other	(15)	(463)	(96.8)
Total consolidated other (income) and expense	$(62)	$(606)	(89.7)%
Non-operating adjustment:
Acquisition-related charges	(1)	(5)	(80.8)
Operating (non-GAAP) other (income) and expense	$(63)	$(611)	(89.7)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(238)	$(18)	nm %
(Gains)/losses on derivative instruments	151	(156)	(196.6)
Interest income	(56)	(83)	(33.1)
Net (gains)/losses from securities and investment assets	(11)	(48)	(76.5)
Other	(59)	(491)	(88.0)
Total consolidated other (income) and expense	$(214)	$(796)	(73.2)%
Non-operating adjustment:
Acquisition-related charges	(8)	(7)	20.0
Operating (non-GAAP) other (income) and expense	$(222)	$(803)	(72.4)%

nm - not meaningful

        Other (income) and expense was income of $62 million and $606 million in the third quarter of 2013 and 2012, respectively. The decrease in income of $544 million in the third quarter of 2013 was primarily driven by the gain associated with the divestiture of the RSS business recorded in the third quarter of 2012 ($447 million) and higher losses from foreign currency transactions ($97 million) due to foreign currency rate volatility year to year.

         Other (income) and expense was income of $214 million and $796 million in the first nine months of 2013 and 2012, respectively. The decrease in income of $583 million in the first nine months of 2013 was primarily driven by the gain associated with the divestiture of the RSS business in the third quarter of 2012 ($447 million) and higher losses on derivative instruments ($306 million), partially offset by higher gains from foreign currency transactions ($220 million) due to foreign currency rate volatility year to year.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Total consolidated research, development and engineering	$1,468	$1,534	(4.3)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(14)	5	nm
Operating (non-GAAP) research, development and engineering	$1,454	$1,539	(5.5)%

nm - not meaningful

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Total consolidated research, development and engineering	$4,661	$4,722	(1.3)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(43)	14	nm
Operating (non-GAAP) research, development and engineering	$4,618	$4,736	(2.5)%

nm - not meaningful

       Total Research, development and engineering (RD&E) expense decreased 4.3 percent in the third quarter of 2013 versus the third quarter of 2012 primarily driven by:  lower base expense (7 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 5.5 percent in the third quarter of 2013 compared to the prior year, primarily driven by: lower base expense (8 points), partially offset by higher expense due to acquisitions (2 points).

       RD&E expense decreased 1.3 percent for the first nine months of 2013 versus the same period of 2012 primarily driven by: lower base expense (3 points), partially offset by acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 2.5 percent in the first nine months of 2013 compared to the prior year primarily driven by: lower base expense (5 points), partially offset by higher expense due to acquisitions (2 points).

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$93	$107	(13.1)%
Licensing/royalty-based fees	31	71	(55.9)
Custom development income	67	124	(46.2)
Total	$191	$303	(36.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$256	$283	(9.7)%
Licensing/royalty-based fees	117	191	(38.8)
Custom development income	249	373	(33.3)
Total	$621	$847	(26.7)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter and first nine months of 2013 and 2012.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Interest expense	$97	$124	(21.5)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Interest expense	$289	$350	(17.5)%

Management Discussion – (continued)

       The decrease in interest expense for the third quarter and first nine months of 2013 versus the same periods of 2012 was primarily driven lower average interest rates, partially offset by higher average debt levels. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 79 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2013 was $242 million and $733 million, respectively, a decrease of $18 million and $27 million, respectively, year to year.

Retirement-Related Plans

       The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2013	2012	Change
Retirement-related plans – cost:
Service cost	$135	$120	12.4%
Amortization of prior service cost/(credits)	(28)	(37)	(24.5)
Cost of defined contribution plans	341	357	(4.6)
Total operating costs	$447	$440	1.7%
Interest cost	$929	$1,053	(11.7)%
Expected return on plan assets	(1,543)	(1,583)	(2.5)
Recognized actuarial losses	855	600	42.6
Plan amendments/curtailments/settlements	0	(0)	nm
Multi-employer plan/other costs	16	188	(91.4)
Total non-operating costs/(income)	$257	$258	(0.2)%
Total retirement-related plans – cost	$705	$698	1.0%

nm – not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2013	2012	Change
Retirement-related plans – cost:
Service cost	$408	$367	11.4%
Amortization of prior service cost/(credits)	(86)	(112)	(22.8)
Cost of defined contribution plans	1,040	1,152	(9.8)
Total operating costs	$1,362	$1,407	(3.2)%
Interest cost	$2,791	$3,177	(12.2)%
Expected return on plan assets	(4,630)	(4,763)	(2.8)
Recognized actuarial losses	2,571	1,805	42.4
Plan amendments/curtailments/settlements	0	1	nm
Multi-employer plan/other costs	71	234	(69.5)
Total non-operating costs/(income)	$803	$454	76.8%
Total retirement-related plans – cost	$2,165	$1,862	16.3%

nm – not meaningful

       In the third quarter, total retirement-related plans cost increased by $7 million compared to the third quarter of 2012, primarily driven by an increase in recognized actuarial losses ($255 million) and lower expected return on plan assets ($39 million), partially offset by the UK pension litigation charge ($162 million) recorded in the third quarter of 2012 and lower interest cost ($124 million). Total cost for the first nine months of 2013 increased $303 million versus the first nine months of 2012, primarily driven by an increase in recognized actuarial losses ($766 million) and lower expected return on plan assets

Management Discussion – (continued)

($133 million), partially offset by lower interest cost ($387 million), lower pension litigation cost ($162 million) and lower defined contribution plans cost ($113 million).

        As discussed in the “Snapshot” on page 42, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter were $447 million, an increase of $8 million compared to the third quarter of 2012, primarily driven by higher service cost ($15 million) and decreased amortization of prior service cost credits ($9 million), partially offset by lower defined contribution plans cost ($16 million). Non-operating costs of $257 million decreased $1 million in the third quarter compared to the prior year driven primarily by an increase in recognized actuarial losses ($255 million) and lower expected return on plan assets ($39 million), partially offset by lower pension litigation cost ($162 million) and lower interest cost ($124 million). For the first nine months of 2013, operating retirement-related costs were $1,362 million, a decrease of $46 million compared to the first nine months of 2012. This decrease was driven by lower defined contribution plans cost ($113 million), partially offset by higher service cost ($42 million) and decreased amortization of prior service cost credits ($25 million). Non-operating costs of $803 million increased $349 million in the first nine months compared to the prior year driven primarily by an increase in recognized actuarial losses ($766 million) and lower expected return on plan assets ($133 million), partially offset by lower interest cost ($387 million) and lower pension litigation cost ($162 million).

       See Note 8, "Retirement-Related Benefits," on pages 32 to 34 for additional plan cost detail.

Taxes

        The effective tax rate for the third quarter of 2013 was 16.0 percent compared to an effective tax rate of 24.6 percent for the third quarter of 2012. The effective tax rates for the nine months of 2013 and 2012 were 18.0 percent and 23.5 percent, respectively. The operating (non-GAAP) tax rate for the third quarter of 2013 was 17.0 percent compared to 24.7 percent for the third quarter of 2012. The operating (non-GAAP) tax rate for the first nine months of 2013 was 18.7 percent compared to 23.7 percent for the first nine months of 2012.

       The decline in the third quarter tax rate compared to the prior year was primarily due to a decrease in the full year expected tax rate resulting from a more favorable expected geographic mix of earnings, as well as one time discrete benefits primarily due to foreign tax audit activity which concluded in the quarter (approximately $148 million) and the third-quarter 2012 tax charge related to the RSS divestiture gain (approximately $58 million).

       The decrease in the tax rate for the first nine months of 2013 compared to the prior year was driven by: the third-quarter impacts described above; a favorable tax agreement received in the second quarter of 2013 which required a reassessment of certain valuation allowances on deferred tax assets (approximately $288 million); the benefits  reflected in the first quarter of 2013 related to the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million); and newly enacted state legislation (approximately $125 million);  partially offset by a tax charge related to intercompany licensing of certain intellectual property (approximately $177 million). The rate for the first nine months of 2012 reflected a one-time benefit associated with a tax restructuring in Latin America (approximately $165 million) as well as the tax impact related to the RSS divestiture gain.

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

The amount of unrecognized tax benefits at December 31, 2012 increased $33 million in the third quarter of 2013 and decreased $1 million in the first nine months of 2013 to $5,671 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $5,081 million at September 30, 2013.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,221 million, has been included in unrecognized tax benefits. This amount includes the portion of these losses that had been utilized against a prior year liability. In April 2011, the company received notification that the appeal had been denied. In June 2011, the company filed a lawsuit challenging this decision. The company’s latest brief was filed in September 2013, with the next court hearing scheduled for December 2013.

       At September 30, 2013, the company has recorded $394 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax

Management Discussion – (continued)

assessments made by the Indian tax authorities. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2013	2012	Change
Earnings per share of common stock:
Assuming dilution	$3.68	$3.33	10.5%
Basic	$3.70	$3.36	10.1%
Diluted operating (non-GAAP)	$3.99	$3.62	10.2%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,098.8	1,149.3	(4.4)%
Basic	1,090.9	1,137.2	(4.1)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2013	2012	Change
Earnings per share of common stock:
Assuming dilution	$9.27	$9.27	0.0%
Basic	$9.35	$9.38	(0.3)%
Diluted operating (non-GAAP)	$10.21	$9.90	3.1%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,110.7	1,161.8	(4.4)%
Basic	1,101.8	1,148.4	(4.1)%

       Actual shares outstanding at September 30, 2013 were 1,085.9 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2013 was 50.5 million and 51.1 million shares lower, respectively, than the same periods in 2012, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

       At September 30, 2013, the company continues to have a high degree of financial flexibility with a strong balance sheet to support its business objectives. Cash and marketable securities at quarter end were $10,232 million. Total debt of $36,180 million increased $2,911 million from prior year-end levels. The company continues to have substantial flexibility in the market. In the first nine months of 2013, the company generated $10,957 million in cash from operations, a decrease of $2,283 million compared to the first nine months of 2012. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s cash flow and substantial cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 75, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Current assets	$47,533	$49,433
Current liabilities	39,222	43,625
Working capital	$8,311	$5,807

Current ratio	1.21:1	1.13:1

       Working capital increased $2,504 million from the year-end 2012 position. The key changes are described below:

       Current assets decreased $1,900 million (a decrease of $1,188 million adjusted for currency), due to:

•         A decline of $2,243 million ($1,748 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances; and

•         A decrease in cash and cash equivalents and marketable securities of $897 million; offset by

•         An increase of $698 million ($826 million adjusted for currency) in various prepaid expenses and other assets, primarily driven by taxes ($409 million).

       Current liabilities decreased $4,404 million ($3,807 million adjusted for currency), as a result of:

•         A decrease in accounts payable of $1,689 million ($1,616 million adjusted for currency) reflecting declines from typically higher year-end balances;

•         A decrease in short term debt of $1,479 million ($1,303 million adjusted for currency) (see debt analysis on page 70);

•         A decrease of $536 million ($468 million adjusted for currency) in compensation and benefits primarily driven by 2012 employee bonus payments in March (approximately $1 billion), partially offset by the U.S. 401 (k) company match (approximately $0.5 billion) which will not be paid until the fourth quarter; and

•         A decrease in deferred income of $295 million ($104 million adjusted for currency) primarily driven by Software arrangements.

Cash Flow

       The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the table below. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2013	2012
Net cash provided by/(used in):
Operating activities	$10,957	$13,240
Investing activities	(4,423)	(4,912)
Financing activities	(6,870)	(8,185)
Effect of exchange rate changes on cash and cash equivalents	(4)	(156)
Net change in cash and cash equivalents	$(340)	$(13)

Management Discussion – (continued)

       Net cash from operating activities decreased by $2,283 million as compared to the nine months of 2012 driven by the following factors:

•      Decreased net income of $472 million;

•      An increase in the use of cash of $497 million related to the fulfillment of services contracts;

•      An increase in cash payments for workforce rebalancing of $402 million;

•      Increase in cash income tax payments of $384 million;

•      A decrease in cash provided by accounts receivable of $376 million driven by lower collections; and

•         Net decreases from compensation and benefit accruals/payments of $75 million (includes a savings of $527 million from the deferral of the U.S. 401(k) company match).

       Net cash used in investing activities decreased $489 million driven by:

•         An increase in cash of $942 million from net sales of marketable securities and other investments; and

•         A net decrease of $617 million in cash used for capital expenditures, partially offset by

•         A net increase of $635 million in cash used for acquisitions/divestitures; and

•         A net decrease in cash provided by non-operating financing receivables of $434 million.

       Net cash used in financing activities decreased $1,315 million as compared to the first nine months of 2012 driven by the following factors:

•         An increase in net cash from debt transactions (including short-term borrowings) of $979 million; and,

•         A decrease of $554 million of net cash used for common stock transactions; partially offset by,

•         An increase in dividend payments of $217 million.

Noncurrent Assets and Liabilities
	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Noncurrent assets	$70,312	$69,780
Long-term debt	28,478	24,088
Noncurrent liabilities (excluding debt)	30,137	32,516

       The increase in noncurrent assets of $531 million (a decrease of $1,522 million adjusted for currency) was driven by:

•         An increase in intangible assets and goodwill of $1,851 million ($2,062 million adjusted for currency) primarily driven by acquisitions; partially offset by,

•         A decrease of $1,137 million in financing receivables ($824 million adjusted for currency) reflecting typical reductions from higher year-end balances, and

•         A decrease in investment and sundry assets of $303 million (an increase of $161 million adjusted for currency) driven by declines in derivatives.

       Long-term debt increased by $4,390 million ($4,447 million adjusted for currency) primarily driven by new debt issuances of $7,123 million, partially offset by reclasses to short-term debt of $2,531 million.

Management Discussion – (continued)

       Other noncurrent liabilities, excluding debt, decreased $2,379 million ($1,961 million adjusted for currency) primarily driven by a decrease in retirement and nonpension benefit obligations of $2,424 million ($2,184 million adjusted for currency).

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Total company debt	$36,180	$33,269
Total Global Financing segment debt	$25,824	$24,501
Debt to support external clients	22,755	21,583
Debt to support internal clients	3,068	2,919

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 79.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 38.7 percent at September 30, 2013 compared to 36.1 percent at December 31, 2012. The increase was primarily driven by an increase in non-Global Financing debt of $1,588 million partially offset by an increase in non-Global Financing equity of $887 million from December 31, 2012 balances. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) increased 2.7 points compared to September 30, 2012.

       Consolidated debt-to-capitalization ratio at September 30, 2013 was 64.4 percent versus 63.7 percent at December 31, 2012, and 60.8 percent at September 30, 2012.

Equity

       Total equity increased by $1,024 million from December 31, 2012 as a result of an increase in retained earnings of $7,244 million, an increase in common stock of $1,094 million and lower accumulated other comprehensive loss of $788 million, partially offset by an increase in treasury stock of $8,109 million related to gross common stock repurchases in the first nine months of 2013.

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

       In the third quarter, the company delivered 10 percent growth in earnings per share through the combination of continued momentum in key growth areas, a better business mix, yield from productivity initiatives, reductions in spending and performance-related compensation, discrete tax benefits and an effective use of cash while managing a couple of substantial

Management Discussion – (continued)

headwinds - absorbing a significant impact from currency and the impact of the pause during the development of China’s new economic plans.

       In the growth markets, the company will be dealing with the China impact for another couple of quarters. The company is taking management actions to improve execution, and expects to improve its performance in the growth markets in the fourth quarter of 2013, driving to mid-single digit revenue performance at constant currency in 2014. The company also expects continued strong performance in its growth initiatives – Smarter Planet, business analytics and cloud. These initiatives not only address key market trends, they drive a higher mix of software content which results in a higher margin. The company expects to continue its transformation over the longer term to a higher margin annuity base and an even stronger business profile. With this improved operational performance, continued momentum in the growth initiatives and the flexibility in the financial model, in October 2013, the company stated that it expects full-year 2013 GAAP diluted earnings per share at least $15.01, and maintained its expectation for at least $16.25 in operating (non-GAAP) diluted earnings per share for the full year 2013 on an “all in basis”, or at least $16.90, excluding the second quarter workforce rebalancing charge of $1.0 billion. Any gain received in 2013 from the transaction with SYNNEX to divest the company’s worldwide customer care business process outsourcing services business will be incremental to the company’s “all in” guidance of at least $16.25 of operating (non-GAAP) diluted earnings per share.  The gain received in 2014 will be addressed by the company in its expectations for 2014 operating (non-GAAP) diluted earnings per share which will be provided in January 2014. In addition, the company believes that with the actions that it is executing, it will have stronger operational performance going into 2014. The company also remains confident in its ability to achieve at least $20 of operating (non-GAAP) earnings per share in 2015.

       From a segment perspective, in the third quarter, the Software business delivered revenue growth of 2 percent at constant currency, driven by key branded middleware which increased 4 percent adjusted for currency, and held share. Historically, the third quarter has been more difficult for the Software business. Looking forward to the fourth quarter, the Software business has a strong opportunity pipeline, and the company expects improvement in revenue growth, driven by mid-single digit constant currency growth in key branded middleware, and double digit growth in profit in the quarter. The Global Services business returned to revenue growth at constant currency in the third quarter and delivered double digit profit growth with expanded profit margins. Both GTS and GBS improved their revenue performance from the second quarter. In addition, the business enters the fourth quarter with solid backlog growth in the third quarter. In the fourth quarter, the company expects the Global Services business to again deliver double digit profit growth, driven by an expected 7 percent constant currency revenue growth in GBS. The Systems and Technology business had a difficult third quarter. The growth markets performance drove two-thirds of the revenue decline, approximately half of which was in China. This impacted all the hardware brands. The company has taken actions to improve its performance in the growth markets as discussed above.

       Currency movements impacted the company’s year to year revenue and earnings per share growth in the first nine months of 2013. Revenue growth in the third quarter and the first nine months was impacted by 2.5 points and 2.1 points, respectively, from currency. Currency also impacted the company’s profit performance. While there have been a number of currency movements year to year, the company’s results continue to be significantly impacted by the depreciation of the Yen. Due to the fact that the company’s business in Japan is more heavily skewed to local services, the company has less ability to hedge cross border cash flows in Japan as compared to most other countries. As a result, the currency impact related to the Yen largely falls to profit. The year to year impact was more significant in the third quarter, and would continue, at current spot rates, through the first quarter of 2014.

       The company’s effective tax rates for the third quarter and first nine months of 2013 benefitted from the recognition of discrete period tax events. The company expects in the normal course of business that its effective tax rate and operating (non-GAAP) tax rate, before the impact of any discrete items, will be approximately 23 percent for the full year 2013 and through 2014. Looking forward, the company is involved in a number of tax audits and disputes worldwide, including the 2008 through 2010 U.S Federal audit. The company expects to conclude some of these audits and disputes in the fourth quarter of 2013 which could result in a favorable settlement in that period. The rate will change year to year based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company’s free cash flow performance in the first nine months of 2013 compared to the prior year was impacted by operational performance, changes in sales cycle working capital, higher workforce rebalancing payments and cash tax payments. This year to year impact related to cash tax payments, which was approximately $400 million in the first nine months, is expected to be approximately $1.1 billion for the full year 2013. As a result of this impact and the other drivers, the company does not expect free cash flow to increase year to year compared to the full year 2012. In 2014, the company

Management Discussion – (continued)

expects free cash flow, excluding the impact of cash tax payments, to grow at a rate of approximately 15-20 percent. The company expects free cash flow in 2014 to increase by approximately $1 billion year to year, including the impacts of cash tax payments, and grow faster than net income. Cash tax payments are expected to be a headwind in 2014 of approximately $2 billion. In 2015, the company expects that free cash flow, including cash tax payments, to grow at approximately 15-20 percent, again growing faster than net income. It is expected that cash tax payments will be a tailwind in 2015.

       In its 2015 roadmap, the company indicated that it expected to spend approximately $90 billion between gross share repurchases, dividends and acquisitions; the $90 billion is approximately $85-86 billion on a net basis. The company’s expectation for free cash flow across the roadmap is also in the range of $85 billion. Therefore, over the roadmap, these two elements are in relative balance, and that does not include any cash inflows the company would receive from potential divestitures. On that basis, even though the company has had disappointing free cash flow performance in 2013, the company still expects the overall free cash flow construct in the 2015 roadmap to be able to support the original objectives for expenditures. There is fungibility across the elements of share repurchase, dividends and acquisitions. This has been evident in the first two plus years of the 2015 roadmap; more expenditures related to share repurchase, slightly less related to acquisitions. The company does not expect either the category or cadence of these expenditures to be linear through the roadmap; however, the company believes that the aggregate view is still very relevant as a guide for the company’s usage of free cash flow.

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

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At September 30, 2013, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2012. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2012 Annual Report in Note D, “Financial Instruments,” on pages 94 to 98.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Currency movements, particularly the depreciation of the Yen, impacted the company’s year-to-year revenue and earnings per share growth in the first nine months of 2013. Based on the currency rate movements in the first nine months of 2013, total revenue decreased 4.2 percent as reported and decreased 2.1 percent at constant currency versus the first nine months of 2012. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $290 million in the first nine months of 2013. The same mathematical exercise resulted in a decrease of approximately $55 million in the first nine months of 2012. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

Management Discussion – (continued)

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

Liquidity and Capital Resources

      In the company’s 2012 Annual Report, on pages 56 to 58, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 56 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2013, those amounts are $11.0 billion for net cash from operating activities, $10.2 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. The term of the five-year global credit facility has been extended by one year, and now expires on November 10, 2018. See the 2012 Annual Report on page 105 for additional information.

      The major rating agencies’ ratings on the company’s debt securities at September 30, 2013 appear in the table below.  The agency ratings remain unchanged from December 31, 2012. The company’s debt securities do not contain any self-executing acceleration clauses which could automatically change the scheduled maturities of the obligation. In addition, the company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2013, the fair value of those instruments that were in a liability position was $581 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 57 of the company’s 2012 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 68 and 69. The following is management’s view of cash flows for the first nine months of 2013 and 2012 prepared in a manner consistent with the table and description on pages 56 and 57 of the company’s 2012 Annual Report:

Management Discussion – (continued)

(Dollars in millions)
For the nine months ended September 30:	2013	2012
Net cash from operating activities per GAAP:	$10,957	$13,240
Less: the change in Global Financing receivables	1,628	1,245
Net cash from operating activities, excluding Global Financing receivables	9,329	11,995
Capital expenditures, net	(2,709)	(3,326)
Free cash flow	6,620	8,670
Acquisitions	(2,562)	(2,266)
Divestitures	247	587
Share repurchase	(8,062)	(8,988)
Dividends	(3,033)	(2,816)
Non-Global Financing debt	1,556	2,284
Other (includes Global Financing receivables and Global Financing debt)	4,337	2,861
Change in cash, cash equivalents and short-term marketable securities	$(897)	$331

        Free cash flow for the first nine months of 2013 decreased $2,049 million versus the first nine months of 2012. The decrease was driven changes in sales cycle working capital, higher workforce rebalancing payments, increased cash tax payments and a decline in operational net income, partially offset by lower capital expenditures and a benefit associated with the timing of the company’s funding of its 401(k) Plus Plan. Also, in the first nine months of 2013, $11.1 billion was returned to shareholders through gross share repurchases and dividends.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2012 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” on pages 38 to 40 of this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $500 million in 2013. Financial market performance and/or further weakening in the European sovereign debt credit environment in 2013 could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
External revenue	$502	$472	$1,488	$1,478
Internal revenue	512	491	1,628	1,492
Total revenue	1,015	963	3,116	2,970
Cost	361	322	1,026	980
Gross profit	$653	$642	$2,090	$1,990
Gross profit margin	64.4%	66.6%	67.1%	67.0%
Pre-tax income	$494	$476	$1,582	$1,516
After-tax income*	$333	$319	$1,066	$1,016
Return on equity*	37.6%	39.3%	40.3%	41.3%

* See page 80 for the details of the after-tax income and the return on equity calculation.

       The increase in revenue in the third quarter, as compared to the same period in 2012, was due to:

•         Growth in external revenue of 6.5 percent (9 percent adjusted for currency), due to increases in used equipment sales revenue (up 14.5 percent to $130 million) and in financing revenue (up 3.9 percent to $372 million); and

•         Growth in internal revenue of 4.2 percent, due to an increase in used equipment sales revenue (up 10.2 percent to $412 million), partially offset by a decrease in financing revenue (down 15.0 percent to $100 million).

       The increase in revenue in the first nine months, as compared to the same period in 2012, was due to:

•         Growth in internal revenue of 9.1 percent, due to an increase in used equipment sales revenue (up 18.7 percent to $1,322 million), partially offset by a decrease in financing revenue (down 19.0 percent to $306 million); and

•         Growth in external revenue of 0.7 percent (3 percent adjusted for currency), due to an increase in financing revenue (up 1.3 percent to $1,124 million), partially offset by a decrease in used equipment sales revenue (down 1.5 percent to $363 million).

       The increases in external financing revenue in the third quarter and the first nine months of 2013, compared to the same periods in 2012, were due to an increase in the average asset balance, partially offset by lower asset yields.  The decreases in internal financing revenue in the third quarter and the first nine months of 2013, compared to the same periods in 2012, were due to lower asset yields.

       Global Financing gross profit increased 1.8 percent in the third quarter and 5.0 percent in the first nine months of 2013, respectively, compared to the same periods in 2012, due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit.  The gross profit margin decreased 2.2 points in the third quarter, compared to the same period in 2012, due to margin decreases in used equipment sales and financing, as well as a shift in mix toward lower margin used equipment sales. The gross profit margin was flat in the first nine months of 2013, compared to the same period in 2012.

       Global Financing pre-tax income increased 3.8 percent to $494 million in the third quarter of 2013, compared to the same period in 2012, due to higher gross profit ($12 million) and a decrease in financing receivables provisions ($6 million). The decrease in financing receivables provisions was due to lower reserve requirements in the current year. Pre-tax income increased 4.4 percent to $1,582 million in the first nine months of 2013, compared to the same period in 2012, due to higher gross profit ($99 million), partially offset by increases in financing receivables provisions ($27 million) and selling, general

Management Discussion – (continued)

and administrative expenses ($6 million). The increase in financing receivables provisions was due to higher specific reserve requirements in the current year.

      The decreases in return on equity in the third quarter and in the first nine months of 2013, compared to the same periods of 2012, were due to a higher average equity balance, partially offset by the increase in after-tax income.

Financial Position

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$1,452	$1,380
Net investment in sales-type and direct financing leases	9,568	10,008
Equipment under operating leases:
External clients (a)	1,032	1,273
Internal clients (b) (c)	0	25
Client loans	12,649	13,121
Total client financing assets	23,249	24,428
Commercial financing receivables	6,278	7,755
Intercompany financing receivables (b) (c)	4,061	4,328
Other receivables	366	459
Other assets	699	533
Total assets	$36,105	$38,882
Intercompany payables (b)	$3,011	$6,802
Debt (d)	25,824	24,501
Other liabilities	3,639	4,084
Total liabilities	32,475	35,388
Total equity	3,631	3,494
Total liabilities and equity	$36,105	$38,882

(a) Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company's product divisions which is eliminated in IBM's consolidated results.

(b) Entire amount eliminated for purposes of IBM's consolidated results and therefore does not appear on pages 5 and 6.

(c) These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company's internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 79.

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

Management Discussion – (continued)

       At September 30, 2013, substantially all financing assets are IT related assets, and approximately 59 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Client financing	$3,158	$3,013	$10,141	$9,809
Commercial financing	9,754	8,413	28,549	25,507
Total	$12,912	$11,426	$38,690	$35,316

       Cash collections of commercial financing assets exceeded new financing originations in the third quarter of 2013, which resulted in a net decrease in financing assets in this period. Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first nine months of 2013, which resulted in a net decline in financing assets from December 31, 2012. The increase in originations in both periods was due to improving volumes in client and commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At September 30,	At December 31,
(Dollars in millions)	2013	2012
Gross financing receivables	$28,218	$30,621
Specific allowance for credit losses	264	240
Unallocated allowance for credit losses	91	115
Total allowance for credit losses	354	355
Net financing receivables	$27,864	$30,266
Allowance for credit losses coverage	1.3%	1.2%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2013	Used*	(Reductions)	Other**	September 30, 2013
$355	$(31)	$35	$(4)	$354

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.2 percent at December 31, 2012, to 1.3 percent at September 30, 2013, primarily due to an increase in specific reserve requirements. Specific reserves increased 10 percent from $240 million at December 31, 2012, to $264 million at September 30, 2013. Unallocated reserves decreased 21 percent from $115 million at December 31, 2012, to $91 million at September 30, 2013, due to the decline in gross financing receivables and stabilization of the economic environment in Europe.

       Global Financing’s bad debt expense was $12 million for the three months ended September 30, 2013, compared to $18 million for the same period in 2012. The year-to-year decrease in bad debt expense was due to lower reserve requirements in the current year.  Global Financing’s bad debt expense was $35 million for the nine months ended September 30, 2013,

Management Discussion – (continued)

compared $8 million for the same period in 2012.  The year-to-year increase in bad debt expense was due to higher specific reserve requirements in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 53.5 percent and 54.1 percent of Global Financing's revenue in the third quarter and first nine months, respectively, of 2013, and 50.6 percent and 49.9 percent in the third quarter and first nine months, respectively, of 2012. The gross profit margins were 52.8 percent and 54.8 percent in the third quarter of 2013 and 2012, respectively. The decrease was driven by a margin decrease in internal sales, partially offset by a margin increase in external sales. The gross profit margins were 57.0 percent and 56.0 percent in the first nine months of 2013 and 2012, respectively. The increase was driven by a shift in mix toward higher margin internal sales, partially offset by a margin decrease in internal sales.

       The table on page 79 presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2013 and September 30, 2013. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2013 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $80 million and $175 million for the financing transactions originated during the quarters ended September 30, 2013 and September 30, 2012, respectively, and $306 million and $461 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $55 million and $42 million for the financing transactions originated during the quarters ended September 30, 2013 and September 30, 2012, respectively, and $170 million and $137 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $6 million and $18 million for the financing transactions originated during the quarters ended September 30, 2013 and September 30, 2012, respectively, and $19 million and $38 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The cost of guarantees was $0.6 million and $1.8 million for the quarters ended September 30, 2013 and September 30, 2012, respectively, and $1.9 million and $3.8 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Management Discussion – (continued)

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	September 30, 2013 Balance
	January 1,	September 30,				2016 and
(Dollars in millions)	2013	2013	2013	2014	2015	Beyond
Sales-type and direct financing
leases	$794	$734	$47	$164	$207	$316
Operating leases	259	208	35	76	53	44
Total unguaranteed residual
value	$1,053	$942	$82	$240	$260	$360
Related original amount
financed	$18,744	$17,528
Percentage	5.6%	5.4%

Debt

	At September 30,		At December 31,
	2013		2012
Debt-to-equity ratio	7.1	x	7.0	x

        The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm's-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 76.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 75 and in Segment Information on pages 25 to 27.

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

(Dollars in millions)	At September 30, 2013		At December 31, 2012
Global Financing Segment		$25,824		$24,501
Debt to support external clients	$22,755		$21,583
Debt to support internal clients	3,068		2,919
Non-Global Financing Segments		10,356		8,767
Debt supporting operations	13,424		11,686
Intercompany activity	(3,068)		(2,919)
Total company debt		$36,180		$33,269

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion – (continued)

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Numerator:
Global Financing after tax income*	$333	$319	$1,066	$1,016
Annualized after tax income (A)	$1,331	$1,277	$1,421	$1,355
Denominator:
Average Global Financing equity (B)**	$3,543	$3,253	$3,525	$3,279
Global Financing return on equity(A)/(B)	37.6%	39.3%	40.3%	41.3%

*   Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as

     IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending equity for Global Financing for the last 2 quarters and 4 quarters, for the three months ended

     September 30, and for the nine months ended September 30, respectively.

Looking Forward

        Global Financing's financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. Global Financing’s assets and new financing volumes are IBM and OEM products and services financed to the company’s clients and business partners, and substantially all financing assets are IT related assets which provide a stable base of business for future growth. Global Financing’s offerings are competitive and available to clients as a result of the company’s borrowing cost and access to the capital markets. Overall, Global Financing’s originations will be dependent upon the demand for IT products and services as well as client participation rates.

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

       As discussed on page 78, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

       Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 42 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$11,380	$102		$154		$11,636
Gross profit margin	48.0%	0.4	pts.	0.6	pts.	49.1%
S,G&A	$5,255	$(111)		$(89)		$5,055
R,D&E	1,468	0		(14)		1,454
Other (income) and expense	(62)	(1)		0		(63)
Total expense and other (income)	6,567	(112)		(103)		6,352
Pre-tax income	4,812	214		257		5,284
Pre-tax income margin	20.3%	0.9	pts.	1.1	pts.	22.3%
Provision for income taxes*	$772	$48		$77		$897
Effective tax rate	16.0%	0.3	pts.	0.7	pts.	17.0%
Net income	$4,041	$166		$181		$4,387
Net income margin	17.0%	0.7	pts.	0.8	pts.	18.5%
Diluted earnings per share	$3.68	$0.15		$0.16		$3.99

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$11,732	$95		$67		$11,894
Gross profit margin	47.4%	0.4	pts.	0.3	pts.	48.1%
S,G&A	$5,908	$(88)		$(196)		$5,625
R,D&E	1,534	0		5		1,539
Other (income) and expense	(606)	(5)		0		(611)
Total expense and other (income)	6,657	(92)		(191)		6,374
Pre-tax income	5,074	188		258		5,520
Pre-tax income margin	20.5%	0.8	pts.	1.0	pts.	22.3%
Provision for income taxes*	$1,251	$47		$67		$1,364
Effective tax rate	24.6%	0.0	pts.	0.1	pts.	24.7%
Net income	$3,824	$141		$191		$4,155
Net income margin	15.5%	0.6	pts.	0.8	pts.	16.8%
Diluted earnings per share	$3.33	$0.12		$0.17		$3.62

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$34,189	$289		$474		$34,953
Gross profit margin	47.5%	0.4	pts.	0.7	pts.	48.5%
S,G&A	$17,512	$(294)		$(286)		$16,933
R,D&E	4,661	0		(43)		4,618
Other (income) and expense	(214)	(8)		0		(222)
Total expense and other (income)	21,627	(302)		(329)		20,997
Pre-tax income	12,562	590.5		803		13,956
Pre-tax income margin	17.4%	0.8	pts.	1.1	pts.	19.4%
Provision for income taxes*	$2,263	$112		$239		$2,614
Effective tax rate	18.0%	0.0	pts.	0.7	pts.	18.7%
Net income	$10,299	$479		$564		$11,342
Net income margin	14.3%	0.7	pts.	0.8	pts.	15.7%
Diluted earnings per share	$9.27	$0.43		$0.51		$10.21

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2012	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$35,131	$276		$204		$35,611
Gross profit margin	46.7%	0.4	pts.	0.3	pts.	47.4%
S,G&A	$17,632	$(258)		$(265)		$17,108
R,D&E	4,722	0		14		4,736
Other (income) and expense	(796)	(7)		0		(803)
Total expense and other (income)	21,060	(265)		(251)		20,545
Pre-tax income	14,071	541		454		15,067
Pre-tax income margin	18.7%	0.7	pts.	0.6	pts.	20.0%
Provision for income taxes*	$3,300	$143		$127		$3,569
Effective tax rate	23.5%	0.1	pts.	0.1	pts.	23.7%
Net income	$10,771	$399		$328		$11,498
Net income margin	14.3%	0.5	pts.	0.4	pts.	15.3%
Diluted earnings per share	$9.27	$0.34		$0.28		$9.90

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Forward-Looking and Cautionary Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in economic environment and corporate IT spending budgets; the company's failure to meet growth and productivity objectives; a failure of the company's innovation initiatives; risks from investing in growth opportunities; failure of the company's intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results and purchases; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company's pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions and alliances; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to Note 12, “Contingencies,” on pages 38 to 40 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2013.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*

July 1, 2013 - July 31, 2013	4,263,207	$194.43	4,263,207	$6,828,768,788

August 1, 2013 - August 31, 2013	3,232,800	$187.25	3,232,800	$6,223,411,517

September 1, 2013 - September 30, 2013	3,040,200	$188.99	3,040,200	$5,648,842,668

Total	10,536,207	$190.66	10,536,207

* On October 30, 2012, the Board of Directors authorized $5.0 billion in funds for use in the company’s common stock repurchase program. On April 30, 2013, the Board of Directors authorized an additional $5.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions and that it expects to use cash from operations for the repurchases. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Financial Position at September 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 29, 2013
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller