Form 10-K
period 2013-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2014-02-25
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2013

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2014	Name of each exchange on which registered
Capital stock, par value $.20 per share	1,041,340,758	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $209.3 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2013 are incorporated by reference into Parts I, II and IV of this Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014 are incorporated by reference into Part III of this Form 10-K.

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

STRATEGY

        IBM's strategy is one of innovation, transformation and a constant evolution to higher value. The company delivers innovative solutions, software and infrastructure to improve client outcomes. The company helps enterprises apply technology to capture new value across their entire organizations, and it provides a differentiated client experience through a highly engaged and skilled global workforce and a broad ecosystem of partners. The ultimate goal of this strategy is to deliver on IBM's purpose of making our company essential to clients, employees, partners, investors and communities.

        Three strategic imperatives shape our approach as we continuously transform IBM and align the company for higher value.

1. Make Markets by Transforming Industries and Professions with Data

        The emergence of big data as the world's new natural resource is the phenomenon of our time. It is being fueled by the proliferation of mobile devices, the rise of social media and the infusion of technology into all things and processes. Today, enterprises must harness data to create competitive advantage. The value for enterprises increases as they apply more sophisticated analytics across more disparate data sources. Their real-time use of data will increasingly become a competitive differentiator. Enterprises will also need cognitive computing capabilities as data continues to grow in all dimensions. Therefore, IBM's strategy is to make markets by transforming industries and professions with data. The company has invested more than $22 billion, including $15 billion on more than 30 acquisitions, to build its capabilities in big data and analytics. One third of IBM's research is focused on data, analytics and cognitive computing. The company is investing $1 billion in Watson solutions to build out the next era of cognitive systems and services. In 2013, the company realized $15.7 billion in business analytics revenue. The original target for this business was to achieve $16 billion in revenue in 2015—as a result of this performance the company has taken its 2015 objective for business analytics revenue to $20 billion.

2. Remake Enterprise IT for the Era of Cloud

        Enterprises are increasingly relying on cloud, which is being fueled by abundant bandwidth, the emergence of standards and the demand for consumability. They are benefitting from cloud by using it to transform their IT and business processes into digital services, to reinvent their core business processes and to drive innovation. Enterprises are integrating public and private clouds with back-end systems to create hybrid, dynamic environments. They will increasingly need to manage their cloud environments with the same rigor as an on-premise datacenter. Therefore, IBM's strategy is to remake enterprise IT for the era of cloud. The company has invested over $6 billion to acquire more than 15 companies related to cloud, and is investing more than $1 billion to expand its global footprint to 40 datacenters worldwide. IBM now has more than 100 SaaS offerings, and IBM cloud supports 24 of the top 25 Fortune 500 companies. All of this drove $4.4 billion of revenue for cloud-based solutions in 2013.

3. Enable "Systems of Engagement" for Enterprises and Lead by Example.

        Social, mobile and unprecedented access to data are changing how individuals are understood and engaged. A new class of individual is emerging: one that is empowered with knowledge, enriched by networks and expects value in return for its information. Enterprises must create a systematic approach to engage this new class of individual and increase its speed and responsiveness by becoming mobile. Interactions need to be personalized to offer more value. In addition, enterprises will benefit from securing information and increasing trust. Therefore, IBM's strategy is to enable "systems of engagement" for enterprises; and the company is leading by example. IBM has acquired 20 companies related to mobile, social and security. IBMers are collaborating in more than 200,000 internal social communities and 85 percent of IBM's sellers use the company's Sales Connect portal. In 2013, the company's mobile, social and security portfolio generated double-digit revenue growth with mobile increasing 69 percent, security 19 percent and social business 45 percent.

        To capture the opportunities arising from these strategic imperatives, IBM is focused on four key growth initiatives: Smarter Planet, Business Analytics, Cloud Computing and Growth Markets.

Smarter Planet

        Smarter Planet is IBM's strategy to lead in a technology-enabled world that is more instrumented, interconnected and intelligent than ever before, allowing people and organizations to address significant business and societal challenges. At the heart of this strategy are solutions that drive innovation and outcomes for clients—extending the boundaries of businesses, industries and communities. It is about helping the company's clients become better at what they do for their customers. IBM does this through advanced, integrated solutions based on capabilities such as analytics for business and physical systems, cloud computing, mobile, social business and business process management.

        IBM continues to deepen its commitment to delivering on the promise of Smarter Planet for both line of business executives (CFOs, CHROs, CMOs, etc.) as well as IT executives across a broad range of industries. IBM's industry-based approach and solutions are grounded in a deep understanding of the distinct set of challenges and opportunities that are confronting companies and executives in various industries. Whether 'smarter' means helping a bank to retain more customers through world-class mobile solutions, a hospital group to deliver highly individualized care coordinated with social services, a local government to anticipate and alleviate traffic congestion before it happens, or a retail chain to provide a seamless customer experience across multiple channels, IBM is developing and investing in a portfolio of replicable industry solutions to help clients achieve their goals and drive important outcomes for their customers.

        There are several areas of focus within the Smarter Planet strategy, including IBM's Social Business, MobileFirst, Smarter Commerce and Smarter Cities initiatives.

        IBM's Social Business initiative helps clients integrate social capabilities across core business processes to drive measurable business results. The Social Business initiative can unlock the intrinsic knowledge of people within an organization to help companies fuel customer-centric innovation, improve productivity and expand sales, loyalty and advocacy. To capitalize on the new market opportunities that arise from a digital economy, IBM Social Business can let clients apply increasingly sophisticated analytics to gain actionable insight and to more effectively engage with customers. Behavioral, human data is the newest form of data and can be used to build a stronger, more agile workforce and reinvent human capital management by applying behavioral sciences across the talent lifecycle. The Social Business initiative is powered by world class IBM services and software, developed organically by IBM and through acquisitions.

        In 2013, the company launched IBM MobileFirst, a unified approach to help clients and partners deliver best-in-class mobile solutions, take advantage of more commercial opportunities and provide a superior customer experience. IBM has a breadth of expertise and technology to help organizations efficiently build and deploy mobile applications, maintain visibility and control over their mobile infrastructure, engage customers in context and transform the value chain in ways that can drive growth and return on investment. The company can help its clients achieve these goals through a complete portfolio of IBM mobile software, services and industry expertise. Throughout 2013, IBM invested in core mobile enterprise capabilities such as IBM Worklight and IBM Rational, while rounding out its portfolio with strategic acquisitions such as Fiberlink, Trusteer, Xtify and The Now Factory. Integrated with 270 patents in wireless innovations and strengthened by thousands of mobile specialists from IBM Mobile Enterprise Services and IBM Interactive, the company has already helped more than 1,000 clients become more mobile enterprises.

        In addition to Social and Mobile, IBM's deep commitment to building a smarter planet can be seen in the ongoing efforts around Smarter Commerce and Smarter Cities. IBM's Smarter Commerce model can integrate and transform how companies manage and adapt their buy, market, sell and service processes to place the customer experience at the center of their business. IBM's Smarter Cities initiative helps federal, state and local governments to make better decisions, anticipate issues and coordinate resources across agencies more effectively and deliver citizen-centric services that can drive sustainable economic growth.

Business Analytics

        Business Analytics is the category of software, systems and services that helps organizations take advantage of big data to make better and faster decisions and optimize processes. Big data includes both enterprise data, content and new data from both structured and unstructured sources: in previously unimaginable volumes (petabytes), with huge variety (from blogs, tweets, pictures, videos and text), at high velocity (machine-to-machine data from the Internet of things) and with decreasing veracity (from uncertain or incomplete sources). Big data and analytics are core to achieving the Smarter Planet strategy, helping data-savvy, insight-driven leaders to infuse intelligence into business decisions, processes and client interactions for faster actions and better outcomes.

        IBM can serve new buyers and make new market segments by bringing IT to industries and professions that are being transformed by data. The company has a unique set of offerings and deep expertise related to big data and analytics to help organizations:

  •
  Acquire, grow and retain customers by improving customer interactions, building long-term, profitable relationships and realizing new value from customer sentiment.

  •
  Create new business models by tapping into information and insight to identify and explore strategic options for growth.

  •
  Transform financial management processes by improving enterprise agility, anticipating outcomes and driving business model innovation through a discipline of performance.

  •
  Better monitor, predict and manage risk to build trust and value amidst uncertainty, by having confidence in their data, risk exposures and ability to make risk-aware actionable decisions.

  •
  Optimize operations and counter fraud and other threats to reduce costs, increase efficiencies and productivity and improve public safety.

  •
  Improve IT economics by developing and enabling new value and agility at practically all levels of the organization and across lines of business while helping keep costs low and profitability high.

The company's approach to big data and analytics helps organizations to succeed in their industries. IBM recommends organizations do three things to be successful. First, build a culture that infuses analytics everywhere. Second, be proactive about the privacy, security and governance of their data. Third, invest in the right platform and solutions to harness and analyze all of their data for new insights and outcomes.

        IBM is committed to continually innovating across the spectrum of big data and analytics capabilities, solutions, systems, research, services, deployment and skills. For example, in 2013, the company announced a breakthrough dynamic in-memory database technology called BLU Acceleration, predictive analytics for big data with IBM Analytic Catalyst, a PureData System for Hadoop that marries IBM's enterprise-class Hadoop distribution (InfoSphere BigInsights) with the simplicity of an appliance, InfoSphere Data Privacy for Hadoop that provides security and protection for sensitive big data, a Watson Engagement Advisor solution to help transform how brands and their customers interact and new academic partnerships to help prepare students for the expanding scope of careers in big data and analytics.

Cloud Computing

        Cloud is a model for consuming and delivering business and IT services that can result in significant improvements in economies of scale and business agility and serve as a platform for business transformation. IBM has developed a portfolio of solutions, services and products that is helping thousands of clients adopt and leverage the transformative power of the cloud. IBM's breadth of capabilities gives the company a unique advantage to help clients think, build and tap into the cloud. IBM has the deep industry expertise to help clients transform business processes, industry optimized software solutions to support business processes, software development platforms to create new cloud-based business applications and standardized infrastructure to run these applications.

        IBM offers a full array of cloud delivery models, including private clouds, public clouds and a hybrid cloud that includes a mix of both. The company enables clients to build private, on-premises cloud-based environments that have the control, security and isolation required for their most mission-critical workloads. IBM also offers public cloud services, including the newly acquired SoftLayer platform that provides an infrastructure and ecosystem for middleware and applications. IBM's public cloud services can be simply provisioned as a self service, pay-as-you-go consumption model. IBM's software defined environments can provide a seamless integration across private and public cloud models, with interoperability, portability and scalability to help clients realize the full value of cloud.

        In the new era of computing, IBM's plans to enable nearly everything as a digital service. During 2013, IBM made several cloud-related strategic announcements, notably:

  •
  IBM's Watson technology is being made available as a development platform in the cloud to enable a worldwide community of software application providers to build a new generation of apps infused with Watson's cognitive computing intelligence.

  •
  The acquisition of SoftLayer is enabling IBM to deliver industry-leading cloud solutions that offer the security, privacy and reliability of private clouds and the economy and speed of a public cloud.

  •
  New fast-start industry solutions, which are hosted on a private cloud using SoftLayer and offered as a managed service through Global Business Services, designed to meet growing demand from clients for rapid deployment, implementation and experimentation.

  •
  The acquisition of Xtify Inc., a leading provider of cloud-based mobile messaging tools that help organizations improve mobile sales, drive in-store traffic and engage customers with personalized offers.

  •
  An open-standards IBM cloud platform that provides capabilities to power the next generation of cloud and mobile application development and services.

Growth Markets

        IBM continues to invest in growth markets where many countries and companies are embracing big data, mobile, social and cloud, often at faster rates than mature countries. In China, for example, 32 percent of consumers make their purchases online, compared to only 14 percent of consumers globally. In Africa, 18 percent of the continent's GDP is expected to be handled through mobile money transfers by 2015, while in Singapore, citizens spend 40 minutes on average each day on Facebook, compared to less than 25 minutes in the United States. IBM is helping clients in growth markets capitalize on these trends. For example:

  •
  In Mexico, IBM is using its analytics tools to enable Banorte-Ixe Bank to know and service its more than 13 million customers as individuals.

  •
  Using IBM's Big Data technologies and predictive analytics, Da Nang's (Vietnam) traffic control center is better forecasting and preventing potential congestion and better coordinating city responses to issues like accidents and adverse weather.

  •
  In Saudi Arabia, the company developed a public health solution for disease management that was implemented with the Saudi Ministry of Health to help manage the risk of infectious and communicable diseases across the Kingdom.

  •
  Faced with rising fuel costs and a goal to reduce greenhouse emissions, Jet Airways, India's premier international airline, turned to IBM to more accurately calculate, track and report aircraft emissions and reduce fuel usage.

IBM continues to build out its shared services facilities and talent to support its clients in growth markets. In China, the company has increased its Big Data software skills, and it will leverage an IBM Integrated Managed Services Centre to capture the significant growth in cloud. In November 2013, IBM opened its first Africa Research Lab in Kenya, IBM's 12th lab worldwide. The facility will conduct applied and exploratory research into the challenges Africa faces, and deliver commercially viable solutions to help improve the lives of people across the continent.

Summary

        IBM's strategy is one of innovation, transformation and a constant evolution to higher value. The company has steadily remixed its portfolio and business model to reflect its strategic beliefs and pursue its growth initiatives. IBM has a balanced history of exiting commodity businesses that no longer fit the high-value model while investing in strategic acquisitions and organic capabilities. In 2013, the company invested $3.1 billion for acquisitions, $3.8 billion in net capital expenditures and $6.2 billion in research and development. The company has acquired more than 150 companies since 2000 to bolster its portfolio in areas like big data and analytics, cloud and systems of engagement.

        As the company looks ahead to 2014 and beyond, it will continuously transform itself to take advantage of new opportunities and pursue bold new plays in areas such as Watson solutions, new offerings for big data and analytics, the mobile enterprise and high-value cloud services. IBM will continue to deliver differentiated client value based on its sustained investments in research and development, its engaged employee base, industry expertise, global reach, and the breadth and depth of the company's technologies and capabilities.

BUSINESS MODEL

        The company's business model is built to support two principal goals: helping enterprise clients to become more innovative, efficient and competitive through the application of business insight and IT solutions; and providing long-term value to shareholders. The business model has been developed over time through strategic investments in capabilities and technologies that have superior long-term growth and profitability prospects based on the value they deliver to clients.

        The company's global capabilities include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide integrated solutions to the company's clients.

        The business model is resilient, adapting to the continuously changing market and economic environment. The company continues to divest certain businesses and strengthen its position through strategic organic investments and acquisitions in higher-value areas. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and expanding participation in the world's fastest growing markets.

        This business model, supported by the company's financial model, has enabled the company to deliver strong earnings, cash flows and returns to shareholders over the long term.

BUSINESS SEGMENTS AND CAPABILITIES

        The company's major operations consists of five business segments: Global Technology Services and Global Business Services, which the company collectively calls Global Services, Software, Systems and Technology and Global Financing.

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

        Global Technology Services (GTS) primarily provides IT infrastructure and business process services, creating business value for clients through unique technology and IP integrated services within its global delivery model. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved productivity, flexibility, cost and outcomes.

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

        Integrated Technology Services: delivers a portfolio of project-based and managed services that enable clients to transform and optimize their IT environments by driving efficiency, flexibility and productivity, while reducing costs. The standardized portfolio is built around key assets and patented software, and incorporates best practices and proven methodologies that ensure predictive quality of delivery, security and compliance.

        Cloud Services: delivers a comprehensive set of cloud services ranging from assisting clients with building their own private clouds, to building customized dedicated managed clouds, to allowing clients to leverage standardized cloud infrastructure services from the Soft-Layer and SmartCloud Enterprise+ offerings, to creating hybrid environments linking their private and public workloads together. This portfolio of cloud offerings spans across the GTS business lines.

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

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform to improve their business results, solve critical problems and gain competitive advantage within their industries. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately two-thirds of external Software segment revenue is annuity based, coming from recurring license charges and ongoing post-contract support. The remaining one-third relates to one-time charge (OTC) arrangements in which clients pay one, upfront payment for a perpetual license. Typically, the sale of OTC software includes one year of post-contract support. Clients can also purchase ongoing post-contract support after the first year, which includes unspecified product upgrades and technical support.

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

        Watson Solutions: included within Information Management Software, Watson is the first commercially available cognitive computing platform that has the ability to interact in natural language, processing vast amounts of big data, and learning from its interactions with people and computers. As an advisor, Watson is able to sift through and understand large amounts of data delivering insights with unprecedented speeds and accuracy.

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

        Social Workforce Solutions: enables businesses to connect people and processes for more effective communication and increased productivity through collaboration, messaging and social networking software. By remaining at the forefront of collaboration tools, IBM's social business offerings help organizations reap real benefits associated with social networking, as well as create a more efficient and effective workforce.

        Rational Software: supports software development for both IT and complex embedded system solutions, with a portfolio of products and solutions supporting DevOps and Smarter Product Development, transforming the way lines of business, development and operations work together to deliver innovation via software.

        Mobile Software: spans middleware and offers customers true end-to-end mobile solutions across platform and application development, mobile security, and mobile device management. Leveraging powerful analytics and usage data, customers are provided with the ability to have more compelling interactions with their clients and workforce, increasing touchpoints and deepening relationships. The mobile offerings provide the ability to increase workforce productivity through enhanced collaboration, improved knowledge sharing and increased response speed.

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

Systems and Technology Capabilities

        Systems: a range of general purpose and integrated systems designed and optimized for specific business, public and scientific computing needs. These systems—System z, Power Systems and System x—are typically the core technology in data centers that provide required infrastructure for business and institutions. Also, these systems form the foundation for IBM's integrated offerings, such as IBM PureSystems, IBM Smart Analytics, IBM PureData System for Analytics powered by Netezza, IBM SmartCloud Entry and IBM BladeCenter for Cloud. IBM servers use both IBM and non-IBM microprocessor technology and operating systems. All IBM servers run Linux, a key open-source operating system, and the company is expanding its Linux relevance further on the Power platform.

        Storage: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of disk and tape storage systems, leveraging the breadth of IBM's software offerings, and includes Flash storage and solutions.

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

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Enterprise Transformation

  •
  Integrated Supply Chain

Sales and Distribution

        IBM has a significant global presence, operating in more than 175 countries, with an increasingly broad-based geographic distribution of revenue. The company's Sales and Distribution organization manages a strong global footprint, with dedicated country-based operating units focused on delivering client value. Within these units, client relationship professionals work with integrated teams of consultants, product specialists and delivery fulfillment teams to improve clients' business performance. These teams deliver value by understanding the clients' businesses and needs, and then bring together capabilities from across IBM and an extensive network of Business Partners to develop and implement solutions.

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

        The company continues to invest to capture the long-term opportunity in markets around the world that have market growth rates greater than the global average—countries within Southeast Asia, Eastern Europe, the Middle East and Latin America. The company's major markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (UK) plus Austria, the Bahamas, Belgium, the Caribbean region, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

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

  •
  Distribution: Consumer Products, Retail, Travel and Transportation

  •
  Communications: Telecommunications, Media and Entertainment, Energy and Utilities

  •
  General Business: Cross-sector representation of intermediate-sized large enterprises as well as mid-market clients

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests approximately $6 billion for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through 12 global labs on near-term and mid-term innovations. It contributes many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research also explores the boundaries of science and technology—from nanotechnology to future systems, big data analytics, secure clouds and to IBM Watson, a "cognitive" learning system.

        IBM Research also focuses on differentiating IBM's services businesses, providing new capabilities and solutions. It has the world's largest mathematics department of any public company, enabling IBM to create unique analytic solutions and actively engage with clients on their toughest challenges.

        In 2013, IBM was awarded more U.S. patents than any other company for the 21st consecutive year. IBM's 6,809 patents awarded in 2013 represent a diverse range of inventions poised to enable significant innovations that will position the company to compete and lead in strategic areas such as Watson, cloud computing and big data analytics. These inventions also will advance the new era of cognitive systems where machines will learn, reason and interact with people in more natural ways. It was the most U.S. patents ever awarded to one company in a single year.

        The company continues to actively seek intellectual property protection for its innovations, while increasing emphasis on other initiatives designed to leverage its intellectual property leadership. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. While the company's various proprietary intellectual property rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

Enterprise Transformation

        A key element of the company's strategy is becoming a Smarter Enterprise. The transformation to a Smarter Enterprise is built on the foundation of internal transformation undertaken in the recent past, where IBM standardized business processes, drove enterprisewide transformation governance, implemented a global operating model, instrumented data, and connected employees to drive collaboration across geographic and functional boundaries.

        The Smarter Enterprise is enabled through application of analytics, social, mobile and cloud tools, approaches and technologies. Analytics enable data-driven insights for faster, smarter decision making. Social tools encourage peer-to-peer interactions, and allow data to be shared within and outside IBM in a social way. Mobile technology allows workers to work seamlessly from anywhere. Cloud infrastructure and services enable application delivery. Collectively these enablers allow IBM to make decisions differently, create value differently and deliver value differently, thereby improving employee engagement and client experience and ultimately driving better business performance. The company primarily reinvests the benefits of its enterprise transformation initiatives in remixing its spending profile and resources to its higher growth, higher margin initiatives, in addition to improving profitability.

Integrated Supply Chain

        IBM has an extensive integrated supply chain, procuring materials and services globally. In 2013, the company also managed approximately $20 billion in procurement spending for its clients through the Global Process Services organization. The supply, manufacturing and logistics and sales transaction support operations are integrated in one operating unit that has optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Supply chain resiliency enables IBM to reduce its risk during marketplace changes.

        The company continues to derive business value from its own globally integrated supply chain providing a strategic advantage for the company to create value for clients. IBM leverages its supply chain expertise for clients through its supply chain business transformation outsourcing service to optimize and help operate clients' end-to-end supply chain processes, from procurement to logistics.

        The company has expanded its use of analytics to measure, manage and fine tune its supply chain operations, which will help reshape its operations and create value for clients.

COMPETITION

        The company is a globally-integrated enterprise, operating in more than 175 countries. The company participates in a highly competitive environment, where its competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across its business segments, the company recognizes hundreds of competitors worldwide.

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

Software:

        The enterprise management software market is highly competitive, and increasingly technology companies are looking to implement software solutions that will improve business outcomes for their clients. The key competitive factors in this segment include: functionality, ease-of-use, scalability, open standards, total cost-of-ownership and business value. IBM's leadership in each of these areas, and the ability to deliver solutions that drive business results, provides it with competitive advantages. The company's software business includes middleware, solutions offerings and operating systems. The middleware portfolio is the broadest in the industry and covers both mainframe and distributed computing environments. The middleware portfolio also underpins IBM's solutions business and enhances the business value the company brings to clients. The solutions portfolio provides comprehensive business and industry- specific offerings to new types of IT decision makers, such as chief marketing and procurement officers, chief information security officers and chief financial officers. The depth and breadth of the software offerings, coupled with the company's global sales and technical support infrastructure, differentiate the software business from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to this segment's leadership. The company's principal competitors in this segment include CA, Inc., Microsoft Corporation, Oracle Corporation (Oracle) and SAP. The company also competes with smaller, niche competitors in specific geographic or product markets worldwide.

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

        The company's investment in virtualization, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency and lower cost, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

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

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 14 through 19 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2013 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 141 to 146.

        Financial information by geographic areas—page 145.

        Amount spent during each of the last three years on R&D activities—page 123.

        Financial information regarding environmental activities—pages 114 and 115.

        The number of persons employed by the registrant—page 72.

        The management discussion overview—pages 26 to 28.

        Available information—page 151.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 25, 2014):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	56	2005
Rodney C. Adkins, Senior Vice President, Corporate Strategy	55	2007
Colleen F. Arnold, Senior Vice President, Sales and Distribution	56	2010
Erich Clementi, Senior Vice President, Global Technology Services	55	2010
Bruno V. Di Leo Allen, Senior Vice President, Sales and Distribution	56	2012
Diane J. Gherson, Senior Vice President, Human Resources	56	2013
Jon C. Iwata, Senior Vice President, Marketing and Communications	51	2002
James J. Kavanaugh, Vice President and Controller	47	2008
John E. Kelly III, Senior Vice President and Director, Research	60	2000
Robert J. LeBlanc, Senior Vice President, Software and Cloud Solutions Group	55	2010
Steven A. Mills, Senior Vice President and Group Executive, Software and Systems	62	2000
Robert J. Picciano, Senior Vice President, Information and Analytics Group	49	2014
Michael D. Rhodin, Senior Vice President, IBM Watson Group	53	2010
Thomas W. Rosamilia, Senior Vice President, Systems and Technology Group and IBM Integrated Supply Chain	53	2013
Linda S. Sanford, Senior Vice President, Enterprise Transformation	61	2000
Martin J. Schroeter, Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	49	2014
Timothy S. Shaughnessy, Senior Vice President, GTS Solutions	56	2004
Bridget A. van Kralingen, Senior Vice President, Global Business Services	50	2012
Robert C. Weber, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	63	2006

*
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above has been an executive of IBM or its subsidiaries during the past five years.

Item 1A. Risk Factors:

        Downturn in Economic Environment and Client Spending Budgets could impact the Company's Business: If overall demand for systems, software and services decreases, whether due to general economic conditions or a shift in client buying patterns, the company's revenue and profit could be impacted.

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

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from certain segments of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in a highly competitive environment or is unable to commercialize such innovations or expand and scale them with sufficient speed, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, our ability to attract and retain customers could be impacted.

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in strategic growth opportunities, including new and emerging markets and countries, to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments, and new delivery models may unfavorably impact demand for our other products or services. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced personnel. In emerging growth countries, the developing nature presents potential political, social, legal and economic risks from evolving governmental policy, inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

        IBM's Intellectual Property Portfolio may not prevent Competitive Offerings, and IBM may not be able to Obtain Necessary Licenses: The company's patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to the company's, nor can there be any assurance that the resources invested by the company to protect its intellectual property will be sufficient or that the company's intellectual property portfolio will adequately deter misappropriation or improper use of the company's technology. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future. The company's ability to protect its intellectual property could also be impacted by proposed changes to existing laws, legal principles and regulations governing the ownership and protection of patents and other intellectual property.

        Cybersecurity and Privacy Considerations could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of proprietary information and sensitive or confidential data, including valuable intellectual property and personal information of employees, customers and others. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, third-parties contractors and vendors, and some of those attempts may be successful. Such breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems, theft of sensitive or confidential data including personal information and intellectual property, system disruptions, and denial of service. In the event of such breaches, the company, its customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. As these threats develop and grow, the company may also find it necessary to make significant further investments to protect data and infrastructure. As a global enterprise, the company could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. Additionally, cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, potential liability, and damage to brand and reputation.

        The Company's Financial Results for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, the length of the sales cycles and the seasonality of technology purchases. Moreover, the company's strategic growth areas involve new products, new customers, and new markets, all of which contribute to the difficulty of predicting the company's financial results. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the U.S. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2013 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2013 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2013 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

        The Company Depends on Skilled Personnel and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the company. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

        The Company's Business could be impacted by its Relationships with Critical Suppliers: IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on single or a limited number of suppliers. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

        The Company could be impacted by its Business with Government Clients: The company's customers include numerous governmental entities within and outside the U.S., including the U.S. Federal Government and state and local entities. Some of the company's agreements with these customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. Also, some agreements may contain provisions allowing the customer to terminate without cause and providing for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company's results of operations and financial results.

        The Company is exposed to Currency and Customer Financing Risks that could impact its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's customer financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage its currency and customer financing risks will be successful.

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2013 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

        The Company's Reliance on Third Party Distribution Channels could impact its Business: The company offers its products directly and through a variety of third party distributors and resellers. Changes in the business condition (financial or otherwise) of these distributors and resellers could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, distributors and resellers may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve growth objectives. In addition, the failure of third party distributors and resellers to comply with all applicable laws and regulations may prevent the company from working with them and could subject the company to losses and affect its ability to bring products to market.

        Risks to the Company from Acquisitions, Alliances and Dispositions include Integration Challenges, Failure to Achieve Objectives, and the Assumption of Liabilities: The company has made and expects to continue to make acquisitions, alliances and dispositions. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions and alliances successfully or that strategic acquisition opportunities will be available to the company on acceptable terms or at all. The related risks include the company failing to achieve strategic objectives and anticipated revenue improvements and cost savings, as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business. From time to time, the company disposes or attempts to dispose of assets that are no longer central to its strategic objectives. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary governmental or regulatory approvals and risks related to retained liabilities not subject to the company's control.

        The Company is Subject to Legal Proceedings Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2013 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

 Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2013, IBM's manufacturing and development facilities in the United States had aggregate floor space of 18 million square feet, of which 16 million was owned and 2 million was leased. Of these amounts, 3 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. Similar facilities in 15 other countries totaled 6 million square feet, of which 2 million was owned and 4 million was leased.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 119 to 121 of IBM's 2013 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 147 and 151 of IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 473,872 common stockholders of record at February 10, 2014.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2013— October 31, 2013	5,539,700	$180.52	5,539,700	$19,648,793,858
November 1, 2012— November 30, 2013	16,741,764	$181.36	16,741,764	$16,612,555,718
December 1, 2013— December 31, 2013	10,914,477	$178.96	10,914,477	$14,659,250,730

Total	33,195,941	$180.43	33,195,941

(1)
On October 30, 2012, the Board of Directors authorized $5.0 billion in funds for use in the company's common stock repurchase program. On April 30, 2013 and October 29, 2013, the Board of Directors authorized an additional $5.0 billion and $15.0 billion, respectively, in funds for use in such program. The October 30, 2012 authorization was fully utilized in October 2013 and the April 30, 2013 authorization was fully utilized in December 2013. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 147 and 148 of IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 26 through 75 of IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 70 and 71 of IBM's 2013 Annual Report to Stockholders, which is incorporated herein by reference.

 Item 8. Financial Statements and Supplementary Data:

        Refer to pages 78 through 146 of IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 76 and 77 of IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 25, 2014)" on page 14 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "General Information—2013 Director Compensation Narrative," "2013 Director Compensation Table," "2013 Compensation Discussion and Analysis," "2013 Summary Compensation Table Narrative," "2013 Summary Compensation Table," "2013 Grants of Plan-Based Awards Table," "2013 Outstanding Equity Awards at Fiscal Year-End Narrative," "2013 Outstanding Equity Awards at Fiscal Year-End Table," "2013 Option Exercises and Stock Vested Table," "2013 Retention Plan Narrative," "2013 Retention Plan Table," "2013 Pension Benefits Narrative," "2013 Pension Benefits Table," "2013 Nonqualified Deferred Compensation Narrative," "2013 Nonqualified Deferred Compensation Table," "2013 Potential Payments Upon Termination Narrative," "2013 Potential Payments Upon Termination Table," "Compensation Committee Interlocks and Insider Participation" and "2013 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners," "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" and "Equity Compensation Plan Information" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2013 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 77).

      Consolidated Statement of Earnings for the years ended December 31, 2013, 2012 and 2011 (page 78).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (page 79).

      Consolidated Statement of Financial Position at December 31, 2013 and 2012 (page 80).

      Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 (page 81).

      Consolidated Statement of Changes in Equity at December 31, 2013, 2012 and 2011 (pages 82 and 83).

      Notes to Consolidated Financial Statements (pages 84 through 146).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
31		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

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

The instruments defining the rights of the holders of the 1.250% Notes due 2018 and Floating Rate Notes due 2015 are Exhibits 2.1 and 3.1 to Form 8-K, filed February 7, 2013, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 0.45% Notes due 2016 and 1.625% Notes due 2020 are Exhibits 2.1 and 3.1 to Form 8-K, filed May 6, 2013, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 3.375% Notes due 2023 and Floating Rate Notes due 2015 are Exhibits 2.1 and 3.1 to Form 8-K, filed July 31, 2013, and are hereby incorporated by reference

The instruments defining the rights of the holders of the 1.875% Notes due 2020 and 2.875% Notes due 2025 are Exhibits 2.1 and 3.1 to Form 8-K, filed November 6, 2013, and are hereby incorporated by reference
The instruments defining the rights of the holders of the 2.750% Notes due 2020 is Exhibit 2 to Form 8-K, filed November 20, 2013, and is hereby incorporated by reference

The instruments defining the rights of the holders of the Floating Rate Notes due 2016, 1.950 % Notes due 2019, Floating Rate Notes due 2019 and 3.625% due 2024 are Exhibits 2, 3, 4 and 5 to Form 8-K, filed February 11, 2014, and are hereby incorporated by reference
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
	The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 7, 2013, were filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013, are hereby incorporated by reference.*

	Board of Directors compensatory plans, as described under the caption "General Information—2013 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014, are hereby incorporated by reference.*
	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*
	The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014.*	10.1

	The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2009 contained in Registration Statement No. 333-171968, is hereby incorporated by reference.*

	Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

	Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*
	Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013	10.2

	The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Letter dated December 10, 2013, signed by Mark Loughridge and IBM was included as Exhibit 99.1 to the Form 8-K filed December 13, 2013, and is hereby incorporated by reference.*

	The $10,000,000 5-Year Credit Agreement dated as of November 10, 2011, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Syndication and Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 8-K dated November 14, 2011, the term of which was extended through November 10, 2018, is hereby incorporated by reference.
(11)	Statement re computation of per share earnings

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The statement re computation of per share earnings is note P, "Earnings Per Share of Common Stock," on pages 123 and 124 of IBM's 2013 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
(101)
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the twelve month period ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the twelve month period ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statement of Financial Position at December 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Changes in Equity for the twelve month period ended December 31, 2013, 2012 and 2011, (vi) Financial Statement Schedule II and (vii) the notes to the Consolidated Financial Statements	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graph, set forth on page 149 of IBM's 2013 Annual Report to Stockholders, is deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty Chairman of the Board, President and Chief Executive Officer
Date: February 25, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 25, 2014
/s/ MARTIN J. SCHROETER Martin J. Schroeter	Senior Vice President and Chief Financial Officer, Finance and Enterprise Transformation	February 25, 2014
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Vice President and Controller (Chief Accounting Officer)	February 25, 2014

Alain J. P. Belda	Director
William R. Brody	Director
Kenneth I. Chenault	Director	By:	/s/ MICHELLE H. BROWDY Michelle H. Browdy
Michael L. Eskew	Director		Attorney-in-fact February 25, 2014
David N. Farr	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
James W. Owens	Director
Joan E. Spero	Director
Sidney Taurel	Director
Lorenzo H. Zambrano	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2014 appearing in the 2013 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2014

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2013
—Current	$560	$127	$(60)	$9	$636

—Noncurrent	$66	$27	$(0)	$(12)	$80

2012
—Current	$578	$41	$(45)	$(15)	$560

—Noncurrent	$38	$10	$0	$17	$66

2011
—Current	$676	$90	$(154)	$(34)	$578

—Noncurrent	$58	$1	$(17)	$(3)	$38

Allowance For Inventory Losses
2013	$652	$201	$(214)	$(16)	$623

2012	$625	$294	$(240)	$(28)	$652

2011	$674	$230	$(279)	$1	$625

Revenue Based Provisions
2013	$777	$3,061	$(3,004)	$(7)	$827

2012	$861	$3,228	$(3,345)	$33	$777

2011	$888	$3,157	$(3,132)	$(51)	$861

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