Form 10-Q
period 2014-04-29
INTERNATIONAL BUSINESS MACHINES CORP
filed 2014-04-29
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ý        No ☐

               Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ý        No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ý	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ý

        The registrant had 1,012,183,432 shares of common stock outstanding at March 31, 2014.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2014	2013
Revenue:
Services	$13,982	$14,274
Sales	7,984	8,629
Financing	517	505
Total revenue	22,484	23,408
Cost:
Services	9,101	9,526
Sales	2,561	2,931
Financing	278	273
Total cost	11,941	12,730
Gross profit	10,543	10,678
Expense and other (income):
Selling, general and administrative	6,289	5,577
Research, development and engineering	1,501	1,644
Intellectual property and custom development income	(207)	(183)
Other (income) and expense	(126)	(60)
Interest expense	105	94
Total expense and other (income)	7,563	7,072
Income before income taxes	2,980	3,606
Provision for income taxes	596	574
Net income	$2,384	$3,032

Earnings per share of common stock:
Assuming dilution	$2.29	$2.70
Basic	$2.30	$2.72
Weighted-average number of common shares outstanding: (millions)
Assuming dilution	1,041.8	1,124.0
Basic	1,035.2	1,113.7

Cash dividend per common share	$0.95	$0.85

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net income	$2,384	$3,032
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(61)	(405)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	(3)
Reclassification of (gains)/losses to net income	4	1
Subsequent changes in previously impaired securities arising during the period	—	1
Total net changes related to available-for-sale securities	4	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	88	360
Reclassification of (gains)/losses to net income	(1)	(56)
Total unrealized gains/(losses) on cash flow hedges	87	305
Retirement-related benefit plans:
Prior service costs/(credits)	1	33
Net (losses)/gains arising during the period	32	(15)
Curtailments and settlements	4	—
Amortization of prior service (credits)/cost	(29)	(30)
Amortization of net (gains)/losses	649	886
Total retirement-related benefit plans	656	875
Other comprehensive income/(loss), before tax	687	773
Income tax (expense)/benefit related to items of other comprehensive income	(241)	(480)
Other comprehensive income/(loss)	446	293
Total comprehensive income/(loss)	$2,830	$3,325

(Amounts may not add due to rounding)

(The accompanying notes are an integral part of the financial statements)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$9,409	$10,716
Marketable securities	295	350
Notes and accounts receivable - trade (net of allowances of $305
in 2014 and $291 in 2013)	9,682	10,465
Short-term financing receivables (net of allowances of $317 in 2014
and $308 in 2013)	18,329	19,787
Other accounts receivable (net of allowances of $36 in 2014 and
$36 in 2013)	1,650	1,584
Inventories, at lower of average cost or market:
Finished goods	472	444
Work in process and raw materials	1,984	1,866
Total inventories	2,456	2,310
Deferred taxes	1,708	1,651
Prepaid expenses and other current assets	4,430	4,488
Total current assets	47,959	51,350

Property, plant and equipment	40,478	40,475
Less: Accumulated depreciation	26,795	26,654
Property, plant and equipment — net	13,683	13,821
Long-term financing receivables (net of allowances of $93 in 2014
and $80 in 2013)	11,918	12,755
Prepaid pension assets	6,110	5,551
Deferred taxes	3,034	3,051
Goodwill	31,214	31,184
Intangible assets — net	3,698	3,871
Investments and sundry assets	5,030	4,639
Total assets	$122,646	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At March 31,	At December 31,
	2014	2013
Liabilities:
Current liabilities:
Taxes	$2,245	$4,633
Short-term debt	9,312	6,862
Accounts payable	6,865	7,461
Compensation and benefits	3,664	3,893
Deferred income	13,681	12,557
Other accrued expenses and liabilities	5,292	4,748
Total current liabilities	41,058	40,154
Long-term debt	34,668	32,856
Retirement and nonpension postretirement benefit obligations	16,031	16,242
Deferred income	4,042	4,108
Other liabilities	10,106	9,934
Total liabilities	105,906	103,294
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	51,943	51,594
Shares authorized: 4,687,500,000
Shares issued: 2014 - 2,210,627,775
2013 - 2,207,522,548
Retained earnings	131,431	130,042
Treasury stock - at cost	(145,612)	(137,242)
Shares: 2014 - 1,198,444,343
2013 - 1,153,131,611
Accumulated other comprehensive income/(loss)	(21,156)	(21,602)
Total IBM stockholders’ equity	16,607	22,792
Noncontrolling interests	133	137
Total equity	16,740	22,929
Total liabilities and equity	$122,646	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income	$2,384	$3,032
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	802	822
Amortization of intangibles	339	331
Stock-based compensation	124	144
Net (gain)/loss on asset sales and other	(161)	(62)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(162)	(244)
Net cash provided by operating activities	3,326	4,023

Cash flows from investing activities:
Payments for property, plant and equipment	(849)	(714)
Proceeds from disposition of property, plant and equipment	74	123
Investment in software	(112)	(139)
Acquisition of businesses, net of cash acquired	(264)	(58)
Divestitures of businesses, net of cash transferred	391	10
Non-operating finance receivables — net	665	732
Purchases of marketable securities and other investments	(477)	(2,136)
Proceeds from disposition of marketable securities and other investments	608	1,169
Net cash provided by/(used in) investing activities	35	(1,012)

Cash flows from financing activities:
Proceeds from new debt	4,875	2,685
Payments to settle debt	(1,507)	(857)
Short-term borrowings/(repayments) less than 90 days — net	845	(1,359)
Common stock repurchases	(8,166)	(2,593)
Common stock transactions — other	270	356
Cash dividends paid	(990)	(948)
Net cash used in financing activities	(4,673)	(2,716)

Effect of exchange rate changes on cash and cash equivalents	5	(121)
Net change in cash and cash equivalents	(1,307)	173

Cash and cash equivalents at January 1	10,716	10,412
Cash and cash equivalents at March 31	$9,409	$10,585

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		2,384			2,384		2,384
Other comprehensive income/(loss)				446	446		446
Total comprehensive income/(loss)					$2,830		$2,830
Cash dividends paid –
common stock		(990)			(990)		(990)
Common stock issued under
employee plans (3,105,227 shares)	333				333		333
Purchases (488,203 shares) and
sales (328,673 shares) of treasury
stock under employee plans – net		(5)	(46)		(51)		(51)
Other treasury shares purchased,
not retired (45,153,202 shares)			(8,324)		(8,324)		(8,324)
Changes in other equity	16				16		16
Changes in noncontrolling interests						(4)	(4)
Equity - March 31, 2014	$51,943	$131,431	$(145,612)	$(21,156)	$16,607	$133	$16,740

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other
comprehensive income/(loss)
Net income		3,032			3,032		3,032
Other comprehensive income/(loss)				293	293		293
Total comprehensive income/(loss)					$3,325		$3,325
Cash dividends paid –
common stock		(948)			(948)		(948)
Common stock issued under
employee plans (3,726,163 shares)	361				361		361
Purchases (629,550 shares) and
sales (648,990 shares) of treasury
stock under employee plans – net		(12)	(53)		(65)		(65)
Other treasury shares purchased,
not retired (12,318,883 shares)			(2,493)		(2,493)		(2,493)
Changes in other equity	52				52		52
Changes in noncontrolling interests						(1)	(1)
Equity - March 31, 2013	$50,522	$119,713	$(125,677)	$(25,466)	$19,092	$122	$19,214

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. See the company's 2013 Annual Report on pages 67 to 70 for a discussion of the company's critical accounting estimates.

      Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2013 Annual Report.

      Noncontrolling interest amounts in income of $(0.5) million and $1.4 million, net of tax, for the three months ended March 31, 2014 and 2013, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

      Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The impact to the company will be dependent on any transaction that is within the scope of the new guidance.

       In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective January 1, 2014, and was adopted by the company in the first quarter. The guidance is a change in financial statement presentation only and had no material impact in the consolidated financial results.

  In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance was effective January 1, 2014 and did not have a material impact in the Consolidated Statement of Financial Position.

     In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation matters. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance was effective January 1, 2014 and did not have a material impact in the consolidated financial results.

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See Note A, “Significant Accounting Policies - Impairment,” on page 88 in the company’s 2013 Annual Report for additional information. There were no material impairments of non-financial assets for the three months ended March 31, 2014 and 2013, respectively.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$4,619	$—	$4,619
Commercial paper	—	559	—	559
Money market funds	988	—	—	988
U.S. government securities	—	599	—	599
Canadian government securities	—	226	—	226
Other securities	—	40	—	40
Total	988	6,044	—	7,032	(6)
Debt securities - current (2)	—	295	—	295	(6)
Debt securities - noncurrent (3)	1	8	—	9
Trading securities investments (3)	—	77	—	77
Available-for-sale equity investments (3)	4	—	—	4
Derivative assets (4)
Interest rate contracts	—	363	—	363
Foreign exchange contracts	—	297	—	297
Equity contracts	—	17	—	17
Total	—	678	—	678	(7)
Total assets	$993	$7,102	$—	$8,095	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$427	$—	$427
Equity contracts	—	2	—	2
Interest rate contracts	—	12	—	12
Total liabilities	$—	$441	$—	$441	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2014 were $202 million and

      $476 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2014 were $370 million and $71 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

      Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $221 million each.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$4,754	$—	$4,754
Commercial paper	—	1,507	—	1,507
Money market funds	1,728	—	—	1,728
Other securities	—	8	—	8
Total	1,728	6,269	—	7,997	(6)
Debt securities - current (2)	—	350	—	350	(6)
Debt securities - noncurrent (3)	1	7	—	9
Available-for-sale equity investments (3)	18	—	—	18
Derivative assets (4)
Interest rate contracts	—	308	—	308
Foreign exchange contracts	—	375	—	375
Equity contracts	—	36	—	36
Total	—	719	—	719	(7)
Total assets	$1,747	$7,345	$—	$9,092	(7)
Liabilities:
Derivative liabilities (5)
Interest rate contracts	$—	$13	$—	$13
Foreign exchange contracts	—	484	—	484
Equity contracts	—	4	—	4
Total liabilities	$—	$501	$—	$501	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2013 were $318 million and

      $401 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2013 were $375 million and $126 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

     Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $251 million each.

        There were no transfers between Levels 1 and 2 for the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2014 and December 31, 2013, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $34,668 million and $32,856 million, and the estimated fair value was $36,808 million and $34,555 million at March 31, 2014 and December 31, 2013, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Debt and Marketable Equity Securities

        The company’s cash equivalents and current debt securities are considered available-for-sale and recorded at fair value, which is not materially different from carrying value, in the Consolidated Statement of Financial Position.

       During the quarter, the company acquired equity investments in conjunction with the sale of the customer care business which are classified as trading securities. At March 31, 2014, unrealized gains related to trading securities of $6 million were recorded in other (income) and expense in the Consolidated Statement of Earnings.

       The following tables summarize the company’s noncurrent debt and marketable equity securities which are also considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$8	$2	$—	$9
Available-for-sale equity investments(1)	$2	$2	$0	$4

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2013:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$1	$—	$9
Available-for-sale equity investments(1)	$20	$2	$4	$18

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of March 31, 2014 and December 31, 2013, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2014	2013
Proceeds	$14	$18
Gross realized gains (before taxes)	—	3
Gross realized losses (before taxes)	4	4

(Dollars in millions)
For the three months ended March 31:	2014		2013
Net unrealized gains/(losses) arising during the period	$0	$	$ (1)
Net unrealized (gains)/losses reclassified to net income*	3		0

* There were no writedowns for the three months ended March 31, 2014 and 2013.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2014.

Notes to Consolidated Financial Statements – (continued)

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

       As a result of the use of derivative instruments, the company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the company has a policy of only entering into contracts with carefully selected major financial institutions based upon their overall credit profile. The company’s established policies and procedures for mitigating credit risk on principal transactions include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. The right of set-off that exists under certain of these arrangements enables the legal entities of the company subject to the arrangement to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2014 and December 31, 2013 was $201 million and $216 million, respectively, for which no collateral was posted at March 31, 2014 and December 31, 2013.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of March 31, 2014 and December 31, 2013 was $678 million and $719 million, respectively. This amount represents the maximum exposure to loss at the reporting date as a result of the counterparties failing to perform as contracted. This exposure was reduced by $221 million and $251 million at March 31, 2014 and December 31, 2013, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2014 and December 31, 2013, this exposure was reduced by $23 million and $29 million of cash collateral, respectively, received by the company. At March 31, 2014 and December 31, 2013, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $434 million and $439 million, respectively.  At March 31, 2014 and December 31, 2013, the net amount related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $220 million and $250 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2014 or December 31, 2013 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $23 million and $29 million at March 31, 2014 and December 31, 2013, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2014 or at December 31, 2013.  At March 31, 2014 and December 31, 2013, no amounts of non-cash collateral were held.

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

Notes to Consolidated Financial Statements – (continued)

       A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2014 and December 31, 2013, the total notional amount of the company’s interest rate swaps was $5.9 billion and $3.1 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2014 and December 31, 2013 was approximately 9.5 years and 10.6 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2014 and December 31, 2013.

       At March 31, 2014 and December 31, 2013, net gains of approximately $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2014 and December 31, 2013, the total notional amount of derivative instruments designated as net investment hedges was $3.4 billion and $3.0 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2014 and December 31, 2013 was approximately 0.4 years for both periods.

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company is hedging its exposure to the variability in future cash flows is four years. At March 31, 2014 and December 31, 2013, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.2 billion with a weighted-average remaining maturity of 0.7 years for both periods.

       At March 31, 2014 and December 31, 2013, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $169 million and $252 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $155 million and $166 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements – (continued)

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. Currently, the maximum length of time over which the company has hedged its exposure to variability in future cash flows is approximately seven years.  At March 31, 2014 and December 31, 2013, the total notional amount of cross currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.2 billion for both periods.

       At March 31, 2014 and December 31, 2013, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $6 million (before taxes) and $9 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $3 million of losses in both periods is expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $16.3 billion and $14.7 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2014 and December 31, 2013.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2014 and December 31, 2013.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument- related risk management activity as of March 31, 2014 and December 31, 2013 as well as for the three months ended March 31, 2014 and 2013, respectively:

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of March 31, 2014 and December 31, 2013

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	3/31/2014	12/31/2013	Classification	3/31/2014	12/31/2013
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$—	$—	expenses and liabilities	$—	$0
	Investments and sundry
	assets	363	308	Other liabilities	12	13
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	110	187	expenses and liabilities	270	331
	Investments and sundry
	assets	54	26	Other liabilities	55	112

Fair value of derivative				Fair value of derivative
assets		$528	$522	liabilities	$337	$456

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$74	$94	expenses and liabilities	$98	$40
	Investments and sundry
	assets	59	67	Other liabilities	4	1
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	17	36	expenses and liabilities	2	4
Fair value of derivative				Fair value of derivative
assets		$151	$197	liabilities	$104	$45

Total debt designated as
hedging instruments:
	Short-term debt	N/A	N/A		$—	$190
	Long-term debt	N/A	N/A		6,116	6,111

Total		$678	$719		$6,557	$6,802

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended March 31, 2014 and 2013

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:		2014	2013	2014	2013
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$48	$(20)	$(23)	$46
	Interest expense	33	(13)	(15)	30
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(34)	(439)	N/A	N/A
Equity contracts	SG&A expense	21	85	N/A	N/A

Total		$68	$(387)	$(38)	$76

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the three months
ended March 31:	2014	2013		2014	2013	2014	2013
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$—	$—	$—	$—
			Other (income)
Foreign exchange	88	360	and expense	29	37	(0)	1
contracts			Cost of sales	(26)	9	—	—
			SG&A expense	(2)	10	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	(26)	219	Interest expense	—	—	0	(1)

Total	$62	$579		$1	$56	$(0)	$0

N/A-not applicable

Note: OCI represents Other comprehensive income/(loss) in the Consolidated Statement of Comprehensive Income and AOCI represents Accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Equity.

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

      For the three months ending March 31, 2014 and 2013, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements – (continued)

      Refer to the company’s 2013 Annual Report, Note A, “Significant Accounting Policies – Derivative Financial Instruments,” on pages 90 to 91 for additional information.

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Current:
Net investment in sales-type and direct financing leases	$4,096	$4,004
Commercial financing receivables	7,024	8,541
Client loan receivables	5,797	5,854
Installment payment receivables	1,412	1,389
Total	$18,329	$19,787
Noncurrent:
Net investment in sales-type and direct financing leases	$5,152	$5,700
Commercial financing receivables	—	—
Client loan receivables	6,147	6,360
Installment payment receivables	619	695
Total	$11,918	$12,755

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $698 million and $737 million at March 31, 2014 and December 31, 2013, respectively, and is reflected net of unearned income of $634 million and $672 million, and net of the allowance for credit losses of $131 million and $123 million at those dates, respectively.

       Commercial financing receivables, net of allowance for credit losses of $16 million and $23 million at March 31, 2014 and December 31, 2013, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan receivables, net of allowance for credit losses of $222 million and $201 million at March 31, 2014 and December 31, 2013, respectively, are loans that are provided primarily to clients to finance the purchase of software and services. Separate contractual relationships on these financing arrangements are for terms ranging generally from one to seven years.

       Installment payment receivables, net of allowance for credit losses of $41 million and $41 million at March 31, 2014 and December 31, 2013, respectively, are loans that are provided primarily to clients to finance hardware, software and services ranging generally from one to three years.

       Client loan receivables and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these separate financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $756 million and $769 million at March 31, 2014 and December 31, 2013, respectively.

       The company did not have any financing receivables held for sale as of March 31, 2014 and December 31, 2013.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at March 31, 2014 and December 31, 2013. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the

Notes to Consolidated Financial Statements – (continued)

portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, see the company’s 2013 Annual Report on pages 92 and 93.

(Dollars in millions)	Major	Growth
At March 31, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,356	$2,235	$8,591
Loan receivables	9,980	4,259	14,239
Ending balance	$16,336	$6,494	$22,831
Collectively evaluated for impairment	$16,223	$6,270	$22,494
Individually evaluated for impairment	$113	$224	$337
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(5)	(3)	(8)
Provision	3	36	39
Other	(0)	(1)	(1)
Ending balance at March 31, 2014	$134	$260	$394
Lease receivables	$41	$90	$131
Loan receivables	$93	$171	$263

Collectively evaluated for impairment	$41	$47	$89
Individually evaluated for impairment	$93	$213	$306

(Dollars in millions)	Major	Growth
At December 31, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,796	$2,200	$8,996
Loan receivables	10,529	4,012	14,542
Ending balance	$17,325	$6,212	$23,537
Collectively evaluated for impairment	$17,206	$6,013	$23,219
Individually evaluated for impairment	$119	$199	$318
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(23)	(10)	(33)
Provision	(21)	105	84
Other	1	(6)	(5)
Ending balance at December 31, 2013	$137	$228	$365
Lease receivables	$42	$80	$123
Loan receivables	$95	$147	$242

Collectively evaluated for impairment	$45	$48	$93
Individually evaluated for impairment	$93	$179	$272

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

       The following table presents the recorded investment in financing receivables which were on non-accrual status at March 31, 2014 and December 31, 2013.

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Major markets	$24	$25
Growth markets	62	34
Total lease receivables	$85	$59

Major markets	$41	$40
Growth markets	116	92
Total loan receivables	$157	$132

Total receivables	$242	$191

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

At March 31, 2014			At December 31, 2013
Recorded		Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$75	$63	$79	$67
Growth markets	147	136	122	116
Total	$222	$199	$201	$183

				Interest
		Average	Interest	Income
(Dollars in millions)		Recorded	Income	Recognized on
For the three months ended March 31, 2014:		Investment	Recognized	Cash Basis
Major markets		$77	$0	$0
Growth markets		134	0	0
Total		$211	$0	$0

				Interest
		Average	Interest	Income
(Dollars in millions)		Recorded	Income	Recognized on
For the three months ended March 31, 2013:		Investment	Recognized	Cash Basis
Major markets		$79	$0	$0
Growth markets		79	0	0
Total		$158	$0	$0

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

Notes to Consolidated Financial Statements – (continued)

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2014 and December 31, 2013. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At March 31, 2014:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$648	$63	$1,017	$119
A+ – A-	1,243	168	1,952	320
BBB+ – BBB-	2,172	1,025	3,411	1,953
BB+ – BB	1,349	333	2,119	634
BB- – B+	519	350	814	666
B – B-	354	218	555	414
CCC+ – D	71	80	111	152
Total	$6,356	$2,235	$9,980	$4,259

       At March 31, 2014, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (39 percent), Government (15 percent), Manufacturing (13 percent), Retail (9 percent), Services (8 percent), Communications (6 percent), Healthcare (5 percent) and Other (4 percent).

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2013:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$743	$68	$1,151	$125
A+ – A-	1,513	168	2,344	307
BBB+ – BBB-	2,111	957	3,271	1,745
BB+ – BB	1,393	350	2,158	638
BB- – B+	595	368	922	672
B – B-	365	214	565	391
CCC+ – D	76	74	118	134
Total	$6,796	$2,200	$10,529	$4,012

       At December 31, 2013, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (39 percent), Government (14 percent), Manufacturing (14 percent), Retail (8 percent), Services (8 percent), Healthcare (6 percent), Communications (6 percent) and Other (4 percent).

Past Due Financing Receivables

       The company views receivables as past due when payment has not been received after 90 days, measured from the billing date.

Notes to Consolidated Financial Statements – (continued)

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At March 31, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$6,348	$6,356	$8
Growth markets	17	2,218	2,235	10
Total lease receivables	$25	$8,566	$8,591	$18

Major markets	$11	$9,969	$9,980	$11
Growth markets	31	4,228	4,259	6
Total loan receivables	$43	$14,197	$14,239	$18

Total	$68	$22,763	$22,831	$35

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,789	$6,796	$5
Growth markets	19	2,181	2,200	11
Total lease receivables	$25	$8,970	$8,996	$16

Major markets	$9	$10,520	$10,529	$6
Growth markets	34	3,979	4,012	18
Total loan receivables	$43	$14,499	$14,542	$25

Total	$68	$23,469	$23,537	$41

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the three months ended March 31, 2014 and for the year ended December 31, 2013.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

(Dollars in millions)
For the three months ended March 31:	2014	2013
Cost	$31	$31
Selling, general and administrative	88	99
Research, development and engineering	14	14
Other (income) and expense*	(9)	—
Pre-tax stock-based compensation cost	124	144
Income tax benefits	(41)	(50)
Total stock-based compensation cost	$83	$94

* Reflects the one-time effects related to the divestiture of the customer care business.

Notes to Consolidated Financial Statements – (continued)

       The decrease in pre-tax stock-based compensation cost for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, was due to decreases related to restricted stock units ($9 million), performance share units ($7 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($4 million).

       As of March 31, 2014, the total unrecognized compensation cost of $853 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.4 years.

      There was no significant capitalized stock-based compensation cost at March 31, 2014 and 2013.

6. Segments:   The table on page 25 reflects the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

Global Services
Global	Global
Technology	Business	Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months
ended March 31, 2014:
External revenue	$9,330	$4,483	$5,661	$2,391	$512	$22,376
Internal revenue	241	141	932	168	617	2,099
Total revenue	$9,570	$4,624	$6,593	$2,559	$1,129	$24,476
Pre-tax income	$1,345	$628	$1,918	$(660)	$596	$3,828
Revenue year-to-year change	(2.9)%	(0.9)%	3.0%	(20.7)%	8.6%	(2.8)%
Pre-tax income year-to-year
change	(15.1)%	(10.6)%	(4.7)%	(63.1)%	10.7%	(13.7)%
Pre-tax income margin	14.1%	13.6%	29.1%	(25.8)%	52.8%	15.6%

nm - not meaningful

For the three months
ended March 31, 2013:
External revenue	$9,605	$4,484	$5,572	$3,106	$499	$23,266
Internal revenue	248	180	831	120	541	1,919
Total revenue	$9,852	$4,664	$6,403	$3,226	$1,040	$25,185
Pre-tax income	$1,585	$703	$2,014	$(405)	$538	$4,435

Pre-tax income margin	16.1%	15.1%	31.5%	(12.5)%	51.8%	17.6%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2014	2013
Revenue:
Total reportable segments	$24,476	$25,185
Eliminations of internal transactions	(2,099)	(1,919)
Other revenue adjustments	107	142
Total IBM Consolidated	$22,484	$23,408

Pre-tax income:
Total reportable segments	$3,828	$4,435
Amortization of acquired intangible assets	(194)	(183)
Acquisition-related charges	(8)	(11)
Non-operating retirement-related (costs)/income	(123)	(283)
Eliminations of internal transactions	(524)	(339)
Unallocated corporate amounts	0	(13)
Total IBM Consolidated	$2,980	$3,606

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(61)	$10	$(51)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$(0)	$0
Reclassification of (gains)/losses to other (income) and expense	4	(2)	3
Subsequent changes in previously impaired securities arising during
the period	—	—	—
Total net changes related to available-for-sale securities	$4	$(2)	$3
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$88	$(33)	$54
Reclassification of (gains)/losses to:
Cost of sales	26	(10)	16
SG&A expense	2	0	2
Other (income) and expense	(29)	11	(18)
Interest expense	0	(0)	0
Total unrealized gains/(losses) on cash flow hedges	$87	$(32)	$55
Retirement-related benefit plans(1):
Prior service costs/(credits)	$1	$(0)	$0
Net (losses)/gains arising during the period	32	(11)	21
Curtailments and settlements	4	(1)	3
Amortization of prior service (credits)/costs	(29)	10	(20)
Amortization of net (gains)/losses	649	(214)	434
Total retirement-related benefit plans	$656	$(217)	$439
Other comprehensive income/(loss)	$687	$(241)	$446

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(405)	$(84)	$(489)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(3)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	1	(0)	0
Subsequent changes in previously impaired securities arising during
the period	1	(0)	1
Total net changes related to available-for-sale securities	$(1)	$0	$(0)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$360	$(128)	$232
Reclassification of (gains)/losses to:
Cost of sales	(9)	3	(6)
SG&A expense	(10)	3	(7)
Other (income) and expense	(37)	14	(23)
Interest expense	0	—	0
Total unrealized gains/(losses) on cash flow hedges	$305	$(108)	$197
Retirement-related benefit plans(1):
Prior service costs/(credits)	$33	$(11)	$22
Net (losses)/gains arising during the period	(15)	5	(10)
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	(30)	10	(20)
Amortization of net (gains)/losses	886	(293)	594
Total retirement-related benefit plans	$875	$(289)	$586
Other comprehensive income/(loss)	$773	$(480)	$293

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	54	(51)	21	0	24
Amount reclassified from accumulated
other comprehensive income	1	0	417	3	421
Total change for the period	55	(51)	439	3	446
March 31, 2014	$(111)	$281	$(21,328)	$2	$(21,156)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before
reclassifications	232	(489)	12	(1)	(245)
Amount reclassified from accumulated
other comprehensive income	(35)	0	574	0	539
Total change for the period	197	(489)	586	(0)	293
March 31, 2013	$107	$1,243	$(26,820)	$4	$(25,466)

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

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$474	$674	(29.6)%
Nonpension postretirement plans – cost	67	80	(16.0)
Total	$541	$754	(28.2)%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2014	2013	2014	2013
Service cost	$—	$—	$116	$131
Interest cost	555	496	390	382
Expected return on plan assets	(1,024)	(995)	(572)	(554)
Amortization of prior service costs/(credits)	2	2	(29)	(31)
Recognized actuarial losses	269	451	360	404
Curtailments and settlements	—	—	4	0
Multi-employer plans/other costs	—	—	79	30
Total net periodic pension (income)/cost of defined
benefit plans	(198)	(46)	348	363
Cost of defined contribution plans	191	206	133	151
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$(7)	$160	$481	$514

       On March 24, 2014, the Supreme Court of Spain issued a ruling against IBM Spain in litigation involving its defined benefit and defined contributions plans. See page 35 for additional information. As a result of the ruling, the company recorded an additional pre-tax retirement-related obligation of $55 million in the first quarter of 2014 in selling, general and administrative expense in the Consolidated Statement of Earnings. This charge is not reflected in operating (non-GAAP) expense. This obligation is reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the table above. To date, the rulings in this case are declaratory only and there have been no quantifications of any individual remedies.

       In March 2014, the company initiated a change to the investment strategy of its U.S. defined benefit plan. The 2014 target asset allocation was modified, primarily by reducing equity securities from 42 percent to 32 percent, and increasing debt securities from 47 percent to 57 percent of total plan assets, respectively. The asset allocation change was substantially completed by March 31, 2014. This change is designed to reduce the potential negative impact that equity markets might have on the funded status of the U.S. defined benefit plan. The change is expected to reduce the 2015 expected long-term rate of return on assets to approximately 7.75 percent. See note S, "Retirement-Related Benefits," on page 135 in the company's 2013 Annual Report for additional information regarding the company's investment strategy.

       In 2014, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK, Switzerland and the Netherlands. This amount represents the legally mandated minimum contributions. Total net contributions to the non-U.S. plans in the first three months of 2014 were $126 million.

The following table provides the components of the cost/(income) for the company's nonpension postretirement plans:

Cost of Nonpension Postretirement Plans
	U.S. Plan		Non-U.S. Plans
(Dollars in millions)	2014	2013	2014	2013
For the three months ended March 31:
Service cost	$7	$9	$2	$3
Interest cost	45	42	16	16
Expected return on plan assets	0	(0)	(2)	(2)
Amortization of prior service costs/(credits)	(2)	—	(1)	(1)
Recognized actuarial losses	0	8	3	6
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$50	$58	$17	$22

Notes to Consolidated Financial Statements – (continued)

        In connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the ‘Act’), the company qualified to receive a subsidy through 2013. Due to benefit plan changes effective January 1, 2014, the company no longer qualifies for the subsidy as of that date. The company is expected to receive additional subsidies after 2013 to true up the final subsidy amount due to IBM under the Act. The company received a $5.4 million subsidy in the first quarter of 2014 and a $6.1 million subsidy in the first quarter of 2013.  For further information related to the Act, see page 141 in the company’s 2013 Annual Report.

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2014, the company completed two acquisitions at an aggregate cost of $286 million.

        The Software segment completed acquisitions of two privately held companies in the first quarter: Aspera, Inc. (Aspera) and Cloudant, Inc. (Cloudant).  Both  acquisitions were for 100 percent of the acquired companies.

       The table below reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2014:

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$21
Fixed assets/noncurrent assets		18
Intangible assets:
Goodwill	N/A	239
Completed technology	7	33
Client relationships	7	1
Patents/trademarks	5-7	8
Total assets acquired		319
Current liabilities		(11)
Noncurrent liabilities		(22)
Total liabilities assumed		(33)
Total purchase price		$286

N/A - not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Aspera’s technology makes cloud computing faster, more predictable and more cost effective for big data transfers such as enterprise storage, sharing virtual images or accessing the cloud for increased computing capacity.  The acquisition of Cloudant will extend the company’s mobile and cloud platforms by enabling developers to easily and quickly create next generation mobile and web-based applications.  Purchase price consideration for these acquisitions as reflected in the table above, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled work-force, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.8 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $239 million has been assigned to the Software segment. It is expected that none of the goodwill will be deductible for tax purposes.

On April 10, 2014, the company announced that it had entered into a definitive agreement to acquire Silverpop, a privately held company based in Atlanta, GA. Silverpop is a provider of cloud-based capabilities that deliver personalized customer engagements in highly scalable environments.  The acquisition is expected to close in the second quarter of 2014.

Notes to Consolidated Financial Statements – (continued)

Divestitures:

        On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo will acquire the company’s x86 server portfolio for $2.3 billion, consisting of approximately $2 billion in cash, with the balance in Lenovo stock. The stock will represent less than 5 percent equity ownership in Lenovo. The company will sell to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

  IBM and Lenovo plan to enter into a strategic relationship which will include a global OEM and reseller agreement for sales of IBM’s industry-leading entry and midrange Storwize disk storage systems, tape storage systems, General Parallel File System software, SmartCloud Entry offering, and elements of IBM’s system software, including Systems Director and Platform Computing solutions. Following the closing of the transaction, Lenovo will assume related customer service and maintenance operations. IBM will continue to provide maintenance delivery on Lenovo’s behalf for an extended period of time.

  The transaction will be completed as soon as is practical, subject to the satisfaction of regulatory requirements, customary closing conditions and any other required approvals. At March 31, 2014, the company is engaged in the regulatory review process and in the activities necessary to separate the tangible assets in order to close the transaction. The transaction is expected to be completed in phases, with the initial closing expected in the second half of 2014. Subsequent local closings will occur subject to similar conditions, agreements and the information and consultation process in applicable countries.

  The company expects to recognize a total pre-tax gain on the sale of approximately $1 billion. This gain will be recognized consistent with the closing schedule for the transaction. The exact amount of the gain and the breakdown by closing date is not yet determinable. The variables that can impact the final gain include the valuation of the final balance sheet transferred, the valuation of other related agreements and transaction-related expenses.

  The company’s worldwide x86 business is reported in the Systems and Technology segment, and the associated maintenance operations are part of the Global Technology Services segment. In 2013, this combined business delivered approximately $4.6 billion of revenue, was essentially breakeven on a pre-tax income basis and had approximately $100 million in tangible assets.

       On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX will acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX stock, which represents less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, has become an IBM strategic business partner for global customer care business process outsourcing services.

        The transaction is being completed in phases – the initial closing was completed on January 31, 2014, with subsequent closings expected to be completed in the second quarter of 2014, subject to customary closing conditions, local agreements and the information and consultation process in applicable countries. The company expects to recognize a total pre-tax gain on the sale of between $200 million and $225 million. The gain recognized in the first quarter of 2014 was $98 million. The company’s worldwide customer care business process outsourcing services and industry process services was reported in the Global Technology Services segment. In 2013, the divested business delivered approximately $1.3 billion of revenue, approximately $0.1 billion of pre-tax income and had approximately $50 million in tangible assets.

       On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

       In first quarter 2014, the company completed the first phase of the transfer of the maintenance workforce to Toshiba. Subsequent wave closings are scheduled to be completed through the first quarter of 2015 along with associated parts and inventory transfer. The first phase transfer and an assessment of the ongoing contractual terms of the overall transaction resulted in the recognition of an additional pre-tax gain of $34 million in the first quarter of 2014.

       The company expects to close the final phase of the divestiture in the first quarter of 2015. Overall, the company expects to recognize a cumulative total pre-tax gain on the sale of approximately $508 million.

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,471	$(696)	$775
Client relationships	2,149	(1,050)	1,099
Completed technology	2,935	(1,312)	1,623
In-process R&D	2	—	2
Patents/trademarks	366	(169)	198
Other*	7	(5)	2
Total	$6,929	$(3,231)	$3,698

	At December 31, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,494	$(699)	$794
Client relationships	2,148	(977)	1,171
Completed technology	2,910	(1,224)	1,687
In-process R&D	13	—	13
Patents/trademarks	358	(154)	204
Other*	7	(5)	2
Total	$6,930	$(3,059)	$3,871

* Other intangibles are primarily acquired proprietary and nonproprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets decreased $173 million during the first quarter of 2014, primarily due to amortization, partially offset by intangible asset additions resulting from acquisitions. The aggregate intangible amortization expense for acquired intangibles (excluding capitalized software) was $339 million and $331 million for the quarters ended March 31, 2014 and 2013, respectively. In addition, in the first three months of 2014, the company retired $164 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2014:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2014 (for Q2-Q4)	$377	$619	$997
2015	294	642	936
2016	96	601	697
2017	8	479	487
2018	—	328	328

     The change in the goodwill balances by reportable segment, for the three months ended March 31, 2014 and for the year ended December 31, 2013 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/14	Additions	Adjustments	Divestitures	Adjustments	3/31/14
Global Business Services	$4,334	$—	$—	$—	$4	$4,337
Global Technology Services	4,129	—	—	(52)	16	4,094
Software	21,121	239	0	—	(170)	21,190
Systems and Technology	1,601	—	—	—	(8)	1,593
Total	$31,184	$239	$0	$(52)	$(158)	$31,214

Notes to Consolidated Financial Statements – (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	12/31/13
Global Business Services	$4,357	$—	$(0)	$(3)	$(21)	$4,334
Global Technology Services	2,916	1,246	17	—	(50)	4,129
Software	20,405	987	11	(4)	(279)	21,121
Systems and Technology	1,568	13	33	—	(14)	1,601
Total	$29,247	$2,246	$61	$(7)	$(363)	$31,184

     Purchase price adjustments recorded in the first three months of 2014 and full year 2013 were related to acquisitions that were completed on or prior to December 31, 2013 or December 31, 2012, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first three months of 2014 or the full year of 2013 and the company has no accumulated impairment losses.

11. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liabilities for special restructuring-related actions taken prior to 2006.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/14	Payments	Adjustments*	3/31/2014
Current:
Workforce	$27	$(7)	$8	$28
Total current	$27	$(7)	$8	$28
Noncurrent:
Workforce	$440	$—	$(3)	$437
Total noncurrent	$440	$—	$(3)	$437

* Other Adjustments principally include the reclassification of noncurrent to current, remeasurement of actuarial assumptions, foreign currency translation adjustments and interest accretion.

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

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2014 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)

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

       On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State’s damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court’s award of damages to IBM. This matter remains pending in the Indiana courts.

       On April 16, 2014, Iusacell SA de C.V. (Iusacell) sued IBM, claiming that IBM made fraudulent misrepresentations that induced Iusacell to enter into an agreement with IBM Mexico. Iusacell claims $2.5 billion in damages for lost profits. Iusacell’s complaint relates to a contractual dispute in Mexico, which is the subject of a pending arbitration proceeding in Mexico initiated by IBM Mexico against Iusacell for breach of the underlying agreement.

       IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK

Notes to Consolidated Financial Statements – (continued)

defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. On April 4, 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. This judgment contemplates a future hearing to determine what remedies are available. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK and are currently stayed.

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

       On March 24, 2014, in a suit brought by local Works Councils, the Supreme Court of Spain held that IBM Spain’s defined contribution (DC) plan implemented in 1993 was null and void, and held that current employees could reinstate their rights to a defined benefit (DB) plan, although with an offset for DC contributions paid to date.  The Court held that IBM Spain did not consult with the Works Councils in seeking the voluntary participation of employees in changing the pension scheme, and recommended that IBM Spain and the Works Councils engage in discussions over how to carry out the offset. The ruling is declaratory only and there have been no quantifications of, or suits for, individual remedies. IBM Spain is considering its options for appeal.

       In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to alleged violations of the Foreign Corrupt Practices Act of 1977 (FCPA). On July 25, 2013, the court approved that 2011 settlement and required that for a two-year period IBM make reports to the SEC and the court on certain matters, including those relating to compliance with the FCPA. In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company's global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

       In May 2013, IBM learned that the SEC is conducting an investigation into how IBM reports cloud revenue.  IBM is cooperating with the SEC in this matter.

       In December 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York related to the company’s third-quarter 2013 financial results disclosure. The company, its Chairman, President and Chief Executive Officer, and a former Senior Vice President and Chief Financial Officer of the company are named as defendants. Plaintiffs allege that defendants violated Section 20(a) and Section10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.

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

Notes to Consolidated Financial Statements – (continued)

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. These matters include claims for taxes on the importation of computer software. In November 2008, the company won a significant case in the Superior Chamber of the federal administrative tax court in Brazil, and in late July 2009, the company received written confirmation regarding this decision. The total potential amount related to the remaining matters for all applicable years is approximately $720 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $6,103 million and $5,028 million at March 31, 2014 and December 31, 2013, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,589 million and $1,769 million at March 13, 2014 and December 31, 2013, respectively.

       The company has applied the guidance requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

       The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property (IP) rights, specified environmental matters, third-party performance of nonfinancial contractual obligations and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, the procedures of which typically allow the company to challenge the other party’s claims. While typically indemnification provisions do not include a contractual maximum on the company’s payment, the company’s obligations under these agreements may be limited in terms of time and/or nature of claim, and in some instances, the company may have recourse against third parties for certain payments made by the company.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $45 million and $44 million at March 13, 2014 and December 31, 2013, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Notes to Consolidated Financial Statements – (continued)

Standard Warranty Liability

(Dollars in millions)	2014	2013
Balance at January 1	$376	$394
Current period accruals	54	71
Accrual adjustments to reflect actual experience	(3)	9
Charges incurred	(85)	(93)
Balance at March 31	$342	$381

Extended Warranty Liability

(Dollars in millions)	2014	2013
Aggregate deferred revenue at January 1	$579	$606
Revenue deferred for new extended warranty contracts	54	47
Amortization of deferred revenue	(73)	(82)
Other*	(11)	(7)
Aggregate deferred revenue at March 31	$548	$565

Current portion	$268	$286
Noncurrent portion	280	278
Aggregate deferred revenue at March 31	$548	$565

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 29, 2014, the company announced that the Board of Directors approved a quarterly dividend of $1.10 per common share. The dividend is payable June 10, 2014 to shareholders of record on May 9, 2014. The dividend declaration represents an increase of $0.15 per common share, which is 16 percent higher than the prior quarterly dividend of $0.95 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2014	2013	Change
Revenue	$22,484	$23,408	(3.9)	%*
Gross profit margin	46.9%	45.6%	1.3	pts.
Total expense and other (income)	$7,563	$7,072	6.9%
Total expense and other (income)-to-revenue ratio	33.6%	30.2%	3.4	pts.
Provision for income taxes	$596	$574	3.8%
Net income	$2,384	$3,032	(21.4)%
Net income margin	10.6%	13.0%	(2.3)	pts.
Earnings per share:
Assuming dilution	$2.29	$2.70	(15.2)%
Basic	$2.30	$2.72	(15.4)%
Weighted-average shares outstanding:
Assuming dilution	1,041.8	1,124.0	(7.3)%
Basic	1,035.2	1,113.7	(7.0)%

	3/31/14	12/31/13
Assets	$122,646	$126,223	(2.8)%
Liabilities	$105,906	$103,294	2.5%
Equity	$16,740	$22,929	(27.0)%

* 2.4 percent decrease adjusted for currency

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 57 and 58 for additional information.

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

Management Discussion – (continued)

       Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparisons to peer companies; and allows the company to provide a long-term strategic view of the business going forward. For its 2015 road map, the company is utilizing an operating view to establish its objectives and track its progress. The company’s reportable segment financial results reflect operating earnings, consistent with the company’s management and measurement system.

        The following table provide the company’s (non-GAAP) operating earnings for the first quarter of 2014 and 2013.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2014	2013	Change
Net income as reported	$2,384	$3,032	(21.4)%
Non-operating adjustments (net of tax):
Acquisition-related charges	161	140	15.2
Non-operating retirement-related costs/(income)	98	204	(51.9)
Operating (non-GAAP) earnings*	$2,643	$3,376	(21.7)%
Diluted operating (non-GAAP) earnings per share	$2.54	$3.00	(15.3)%

* See page 66 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the first quarter of 2014, the company reported $22.5 billion in revenue, expanded gross margin and delivered diluted earnings per share of $2.29 as reported and $2.54 on an operating (non-GAAP) basis. The company generated $3.3 billion in cash from operations and $0.6 billion in free cash flow in the first quarter driving shareholder returns of $9.2 billion in gross common stock repurchases and dividends.

     The company’s performance in the first quarter reflects the actions it is taking to transition to key growth areas and to transform parts of the business. In the first quarter the company:

•         Announced a $1.2 billion investment to globally expand its SoftLayer cloud hubs.

•         Launched BlueMix, a new platform-as-a-service to speed deployment of hybrid clouds.

•         Acquired Aspera and Cloudant to extend the company’s big data and cloud capabilities.

•         Expanded the ecosystem around OpenPOWER.

•         Created an integrated business unit around IBM Watson and announced a $1 billion investment to bring cognitive capabilities to the enterprise.

       The company is also taking portfolio actions to divest businesses that no longer fit its strategic portfolio. In January 2014, the company:

•         Completed the initial closing for the divestiture of the customer care business process outsourcing business.

•         Announced an agreement to sell its x86 industry standard server business to Lenovo.

       In addition, as expected, the company took a substantial workforce rebalancing charge to align its resources and skills to the demand profile. This charge significantly impacted the financial results in the first quarter, but the company expects the action to pay back within the current year. Many of the actions taken in the first quarter will impact the company’s revenue and profit in the short term, but are expected to have long term benefits.

       The company has continued to shift its investments to address the key trends in information technology (IT) – driven by data and cloud and changes in the way individuals are engaging. Across the business, the company had good performance in the first quarter of 2014 in the offerings that address these shifts. Business analytics revenue increased 5 percent as reported and 6 percent at constant currency on a large base. Cloud revenue increased over 50 percent, with the cloud delivered as a service content doubling year to year. In addition, in the first quarter, the company had strong growth in mobile and security compared to the prior year.

Management Discussion – (continued)

     Segment revenue was led by Software which increased 1.6 percent (2 percent adjusted for currency), driven by key branded middleware which increased 4.4 percent (5 percent adjusted for currency). The company is continuing to see strong client demand and strong results in the key areas of mobile, cloud and security where it has been targeting its investments. Total Global Services revenue declined 2.0 percent as reported, but increased 0.3 percent at constant currency; adjusting for the divested customer care business, total Global Services revenue increased 2 percent at constant currency with growth in both Global Technology Services and Global Business Services. The first quarter growth reflects the company’s expanded cloud offerings, contribution from some of the large outsourcing contracts signed in 2013, and good performance in Consulting and Systems Integration. Systems and Technology revenue decreased 23.0 percent (23 percent adjusted for currency) from a combination of secular and cyclical challenges. The company is dealing with challenges in its hardware business models specific to Power, Storage and System x. The business has taken actions to address these business model challenges including; 1) selling the industry standard server business to Lenovo, 2) repositioning Power and building an ecosystem around OpenPOWER, and 3) rightsizing the Power and Storage businesses to the market dynamics. System z mainframe revenue decreased 39.7 percent (40 percent adjusted for currency). The decline in System z revenue reflects that the product is six quarters into this product cycle, though on solid ground secularly.

     From a geographic perspective, revenue in the growth markets declined 10.7 percent as reported and 5 percent adjusted for currency, a one point improvement from the fourth quarter at constant currency. The company views the bulk of the challenges in the growth markets as cyclical, and believes that the opportunity in the growth markets remains attractive over the long term. The company is continuing to invest in these key markets to capture that opportunity.

     In the first quarter, total consolidated revenue decreased 3.9 percent, 2.4 percent at constant currency. Adjusting for the divested customer care business, revenue decreased 1 percent at constant currency. This performance represents a 2 point sequential improvement at constant currency from the fourth quarter of 2013. The constant currency growth in Software, Global Services and Global Financing was offset by the decline in Systems & Technology. The currency impact to revenue was 1.6 points in the first quarter of 2014. Currency was also a headwind to profit performance — reflecting impacts from the Yen and the devaluation of the Venezuelan currency.

     The consolidated gross profit margin increased 1.3 points versus the first quarter of 2013 to 46.9 percent. The operating (non-GAAP) gross margin of 47.6 percent increased 0.9 points year to year. The improvement in gross margin was driven by margin improvements in Global Services and an improved mix toward Software, partially offset by a margin decline in Systems & Technology.

     Total expense and other (income) increased 6.9 percent in the first quarter of 2014 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 7.9 percent year to year. The year-to-year drivers were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency*	0	points	0	points
	Acquisitions **	2	points	2	points
	Base expense	5	points	7	points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

       There were several items that had an impact on total expense and other (income) year to year. Workforce rebalancing charges in the first quarter of 2014 were $873 million, an increase of $853 million versus the first quarter of 2013.  In the first quarter of 2014, the company recorded a gain of $98 million related to the divestiture of the customer care business. A gain of a similar amount is expected in the second quarter of 2014 as the remaining country closings are completed. Adjusting for these items, operating (non-GAAP) base expense would have improved by 4 points compared to the 7 point impact as highlighted above. The 4 point improvement is more indicative of the productivity in the base expense. Within base expense, the company is continuing to shift spending to areas where it sees future growth. As an example, the $1.5 billion of research and development spending in the first quarter of 2014 reflects the shift of development priorities to the growth areas. The recent launch of BlueMix is a great example — the company will be investing $1 billion to deliver unique platform-as-a-service capabilities to connect enterprise data and applications to the cloud.

Management Discussion – (continued)

       Pre-tax income decreased 17.3 percent year to year and the pre-tax margin was 13.3 percent, a decrease of 2.1 points versus the first quarter of 2013. Net income decreased 21.4 percent and the net income margin was 10.6 percent, a decrease of 2.3 points year to year. The effective tax rate for the first quarter was 20.0 percent, an increase of 4.1 points year to year. Operating (non-GAAP) pre-tax income decreased 19.1 percent year to year and the operating (non-GAAP) pre-tax margin was 14.7 percent, a decrease of 2.7 points year to year. Operating (non-GAAP) net income decreased 21.7 percent and the operating (non-GAAP) net income margin of 11.8 percent decreased 2.7 points compared to the prior year. The operating (non-GAAP) effective tax rate was 20.0 percent versus 17.3 percent in the first quarter of 2013.

       Diluted earnings per share of $2.29 decreased 15.2 percent versus the prior year. Operating (non-GAAP) diluted earnings per share of $2.54 decreased $0.46 or 15.3 percent versus the first quarter of 2013. In the first quarter, the company repurchased 45.2 million shares of its common stock.

       At March 31, 2014, the company’s balance sheet and liquidity positions remained strong and are well positioned to support the business over the long term. Cash and marketable securities at quarter end were $9,704 million, a decrease of $1,361 million from December 31, 2013. Key drivers in the balance sheet and total cash flows are:

       Total assets decreased $3,577 million ($3,648 million adjusted for currency) from December 31, 2013 driven by:

•         Decreases in total receivables ($3,012 million) and cash and cash equivalents ($1,307 million); partially offset by

•         Increased prepaid pension assets ($559 million).

       Total liabilities increased $2,612 million ($2,493 million adjusted for currency) from December 31, 2013 driven by:

•         Increases in total debt ($4,262 million), deferred income ($1,058 million) and other accrued expenses and liabilities ($717 million); partially offset by

•         Decreases in taxes payable ($2,388 million) and accounts payable ($596 million).

       Total equity of $16,740 million decreased $6,189 million from December 31, 2013 as a result of:

•         Increased treasury stock ($8,370 million) driven by share repurchases; partially offset by

•         Higher retained earnings ($1,390 million), decreased losses in accumulated other comprehensive income/(loss) ($446 million) and higher common stock ($349 million).

     The company generated $3,326 million in cash flow provided by operating activities, a decrease of $697 million compared to the first quarter of 2013, driven primarily by cash tax payments of $2,594 million, an increase in the use of cash of $1,375 million. Investing activities provided $35 million in cash flow in the first quarter of 2014 compared to a use of cash of $1,012 million in the first quarter of 2013. This year-to-year decrease in the use of cash was primarily due to lower cash used for net purchases of marketable securities and other investments ($1,098 million). Net cash used in financing activities of $4,673 million increased $1,957 million compared to the prior year, primarily due to increased cash used for gross common stock repurchases ($5,572 million), partially offset by higher net cash proceeds from total debt ($3,743 million).

       In April 2014, the company stated that it is expecting GAAP earnings per share of at least $17.00 and operating (non-GAAP) earnings of at least $18.00 per diluted share for the full year 2014. The company also stated that its earnings per share expectation does not include the expected gain from the divestiture of its System x server business to Lenovo due to the uncertainty of the timing and the amount. The gain will ultimately be reflected in the company’s results, and the company will provide an update later in the year.

Management Discussion – (continued)

First Quarter in Review

Results of Operations

Segment Details

      The following is an analysis of the first quarter of 2014 versus the first quarter of 2013 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended March 31:	2014	2013	Change		Currency
Revenue:
Global Technology Services	$9,330	$9,605	(2.9)%		(0.5)%
Gross margin	37.9%	36.7%	1.2	pts.
Global Business Services	4,483	4,484	(0.0)%		2.0%
Gross margin	30.0%	28.6%	1.4	pts.
Software	5,661	5,572	1.6%		2.1%
Gross margin	87.5%	87.2%	0.3	pts.
Systems and Technology	2,391	3,106	(23.0)%		(22.9)%
Gross margin	27.0%	32.3%	(5.3)	pts.
Global Financing	512	499	2.6%		6.2%
Gross margin	46.1%	45.8%	0.4	pts.
Other	107	142	(24.4)%		(22.8)%
Gross margin	(163.7)%	(158.5)%	(5.2)	pts.
Total consolidated revenue	$22,484	$23,408	(3.9)%		(2.4)%
Total consolidated gross profit	$10,543	$10,678	(1.3)%
Total consolidated gross margin	46.9%	45.6%	1.3	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	102	94	9.0%
Acquisition-related charges	2	1	13.7
Retirement-related costs/(income)	52	164	(68.1)
Operating (non-GAAP) gross profit	$10,699	$10,937	(2.2)%
Operating (non-GAAP) gross margin	47.6%	46.7%	0.9	pts.

Global Services

        In the first quarter of 2014, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered revenue of $13,813 million, a decrease of 2.0 percent as reported, but up 0.3 percent at constant currency compared to the prior year. Normalizing for the divestiture of the company’s customer care business, Global Services revenue decreased 0.5 percent as reported, but increased 2 percent adjusted for currency.  Adjusted for the divestiture, this is the third consecutive quarter of constant currency growth in total Global Services. Pre-tax income in the first quarter declined 13.7 percent and pre-tax margin declined 1.9 points to 13.9 percent; excluding workforce rebalancing charges in both periods, pre-tax income increased 7.1 percent with a pre-tax margin of 17.3 percent, up 1.5 points year to year.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2014	2013	Change	Currency
Global Services external revenue:	$13,813	$14,089	(2.0)%	0.3%
Global Technology Services	$9,330	$9,605	(2.9)%	(0.5)%
Outsourcing	5,280	5,558	(5.0)	(2.8)
Integrated Technology Services	2,329	2,277	2.3	4.7
Maintenance	1,721	1,770	(2.8)	(0.1)
Global Business Services	$4,483	$4,484	(0.0)%	2.0%
Outsourcing	934	1,041	(10.3)	(7.7)
Consulting and Systems Integration	3,549	3,443	3.1	4.9

  Global Technology Services revenue of $9,330 million decreased 2.9 percent (1 percent adjusted for currency) in the first quarter of 2014. Normalizing for the divestiture of the customer care business, revenue decreased 0.7 percent, but increased 2 percent adjusted for currency. Within GTS, the Softlayer platform, which provides a highly differentiated solution for clients looking to deploy across public, private or hybrid clouds all unified on one platform, continued to perform well and contributed about 1 point of constant currency growth for total GTS in the first quarter. The company announced it will invest $1.2 billion to expand its global cloud footprint and will double the number of its Softlayer centers — with 40 cloud centers in 15 countries, they will be located in every major geography and key financial center. GTS Outsourcing revenue declined 5.0 percent (3 percent adjusted for currency) compared with the prior year. Normalizing for the customer care divestiture, revenue declined 1.3 percent as reported, but returned to growth on a constant currency basis with an increase of 1 percent year to year. This growth was driven by new contracts that were brought on during 2013.

       Global Business Services revenue of $4,483 million was flat year to year, but increased 2 percent at constant currency. Consulting and Systems Integration (C&SI) revenue grew 3.1 percent (5 percent adjusted for currency). This growth was driven by the practices that address the Digital Front Office. The company delivered growth across cloud and business analytics, and in projects for clients on systems of engagement and helping clients connect these front-end capabilities to their back-end systems and processes. A good indication of this success is the company’s number one ranking in both Overall Business Consulting and Cloud Professional Services by IDC, and Mobility Consulting Services by Forrester. The company continues to invest strategically and committed $100 million in March, 2014 to expand its consulting services capability with ten new IBM Interactive Labs and 1,000 experts to address client experience design and engagement. Application Outsourcing revenue decreased 10.3 percent (8 percent adjusted for currency) reflecting increased pricing pressure and client contract renegotiations, as well as a reduction in elective projects.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2014	2013	Change
Global Technology Services:
External gross profit	$3,539	$3,529	0.3%
External gross profit margin	37.9%	36.7%	1.2	pts.
Pre-tax income	$1,345	$1,585	(15.1)%
Pre-tax margin	14.1%	16.1%	(2.0)	pts.
Global Business Services:
External gross profit	$1,343	$1,283	4.7%
External gross profit margin	30.0%	28.6%	1.4	pts.
Pre-tax income	$628	$703	(10.6)%
Pre-tax margin	13.6%	15.1%	(1.5)	pts.

       GTS first quarter gross profit grew 0.3 percent and its gross profit margin improved 1.2 points to 37.9 percent versus the prior year. Pre-tax income decreased 15.1 percent to $1,345 million and the pre-tax margin declined 2.0 points to 14.1 percent.  Normalizing for workforce rebalancing charges of $325 million and $4 million in the first quarter of 2014 and 2013, respectively, GTS pre-tax income grew 5.2 percent and pre-tax margin expanded 1.3 points. GTS pre-tax income for the quarter included a gain of $98 million related to the customer care divestiture, however the business performance has also been impacted by the divestiture of those operations. The company continues to make investments in key growth areas such as mobile, security and cloud. These initiatives are gaining traction, but they are not yet at scale.

Management Discussion – (continued)

       GBS first quarter gross profit grew 4.7 percent and its gross profit margin improved 1.4 points to 30.0 percent versus the prior year. Pre-tax income decreased 10.6 percent to $628 million and the pre-tax margin declined 1.5 points to 13.6 percent.  Normalizing for workforce rebalancing charges of $159 million and $3 million in the first quarter of 2014 and 2013, respectively, GBS pre-tax income grew 11.5 percent and pre-tax margin expanded 1.9 points reflecting improved productivity in the base.

Global Services Backlog

        The estimated Global Services backlog at March 31, 2014 was $138 billion, a decrease of 2.3 percent (2 percent adjusted for currency) compared to the March 31, 2013 balance.  This includes a backlog reduction of $3.8 billion associated with the customer care divestiture. Normalizing for this divestiture, backlog was up 0.4 percent (1 percent adjusted for currency) year to year. The estimated transactional backlog at March 31, 2014 increased 5.4 percent (6 percent adjusted for currency) from the March 31, 2013 levels. The estimated outsourcing backlog decreased 5.3 percent (5 percent adjusted for currency) including the backlog reduction from the customer care divestiture. Normalizing for this divestiture, the estimated outsourcing backlog decreased 1.2 percent (1 percent adjusted for currency) compared to the March 31, 2013 balance.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2014	2013	Change	Currency
Backlog:
Total backlog	$137.6	$140.8	(2.3)%	(2.1)%
excl. customer care			0.4%	0.6%
Outsourcing backlog	$86.2	$91.0	(5.3)%	(5.2)%
excl. customer care			(1.2)%	(1.0)%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2014	2013	Change	Currency
Total signings:	$11,153	$16,930	(34.1)%	(33.0)%
Outsourcing signings	$5,488	$10,732	(48.9)%	(47.8)%
Transactional signings	5,665	6,198	(8.6)%	(7.5)%

Management Discussion – (continued)

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2014	2013	Change	Currency
Software external revenue:	$5,661	$5,572	1.6%	2.1%
Middleware:	$4,695	$4,547	3.3%	3.7%
Key branded middleware:	3,656	3,504	4.4	4.8
WebSphere Family			12.0	12.4
Information Management			1.3	1.9
Workforce Solutions			(4.4)	(4.2)
Tivoli			6.6	6.9
Rational			1.0	1.9
Other middleware	1,039	1,044	(0.5)	(0.1)
Operating systems	519	578	(10.2)	(9.5)
Other	447	447	0.0	1.1

       Software revenue of $5,661 million increased 1.6 percent (2 percent adjusted for currency) year to year in the first quarter of 2014. As enterprise clients continue to rely on the company’s middleware solutions to transform their infrastructure and handle their business critical transactions, first quarter growth was led by key branded middleware. The company delivers software solutions through a combination of on-premise and software-as-a-solution (SaaS) offerings. SaaS offerings span across the software brands — and in the first quarter SaaS revenue grew more than 25 percent year to year.

       Key branded middleware revenue, which accounted for 65 percent of the total software revenue this quarter, increased 4.4 percent (5 percent adjusted for currency) year to year.

       WebSphere had a strong quarter with revenue increasing 12.0 percent (12 percent adjusted for currency). For the thirteenth consecutive year, Gartner designated the company the market share leader in the application infrastructure and middleware segment. The company’s market share of 30 percent is nearly double the size of its closest competitor. The first quarter performance included continued strong growth in MobileFirst, the comprehensive portfolio of mobile software and services that enable clients to manage, integrate and leverage mobile devices. The company has been building capabilities to address this space and now has over 3,000 mobile experts. Across software and services, the company’s mobile business doubled in the first quarter compared to the prior year. The application server business, which is an example of clients utilizing on-premise software to manage the infrastructure workloads driven by mobile, big data and analytics, delivered strong growth for the fourth consecutive quarter.

       Information Management revenue increased 1.3 percent (2 percent adjusted for currency) in the first quarter of 2014. This growth was led by distributed database and master data management which are key elements of the company’s big data and analytics solutions. With the first quarter acquisition of Cloudant, the company has added DataBase-as-a-Service capability. Cloudant extends the company’s mobile and cloud platforms by enabling developers to easily and quickly create next generation mobile and web-based applications.

       Tivoli revenue increased 6.6 percent (7 percent adjusted for currency) compared to the prior year with growth in all three product segments. Performance was led by Tivoli security which increased 27.0 percent (28 percent adjusted for currency) year to year, marking the sixth consecutive quarter of double-digit growth at constant currency. These strong results are being driven, in part, by incremental requirements for security as clients expand into cloud and mobile computing. Across the company, the portfolio of security offerings grew more than 20 percent in the first quarter versus the prior year. Tivoli storage, which enables customers to manage their rapidly growing data, was up 3.7 percent (4 percent adjusted for currency), and Tivoli systems management increased 2.4 percent (2 percent adjusted for currency) year to year.

       Workforce Solutions revenue decreased 4.4 percent (4 percent adjusted for currency) in the first quarter. Although there was strong growth in SaaS offerings, it was more than offset by a decline in the on-premise Notes business. The company is working to transform this business and build recurring revenue streams from the SaaS offerings.

       Rational revenue increased 1.0 percent (2 percent adjusted for currency) year to year in the first quarter.

Management Discussion – (continued)

       Operating systems revenue decreased 10.2 percent (9 percent adjusted for currency) and other software revenue was flat (increased 1 percent adjusted for currency) year to year in the first quarter.

       In the first quarter of 2014, the company launched BlueMix which will make the company’s middleware portfolio accessible via the cloud. With BlueMix, developers can efficiently build cloud applications with reusable pieces of code tied to their enterprise systems. This enables businesses to leverage the flexibility that cloud applications provide.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2014	2013	Change
Software:
External gross profit	$4,956	$4,860	2.0%
External gross profit margin	87.5%	87.2%	0.3	pts.
Pre-tax income	$1,918	$2,014	(4.7)%
Pre-tax margin	29.1%	31.5%	(2.4)	pts.

        The Software gross profit margin improved 0.3 points to 87.5 percent year to year in the first quarter of 2014.  Software pre-tax income of $1,918 million decreased 4.7 percent and the pre-tax margin of 29.1 percent declined 2.4 points. Normalized for workforce rebalancing charges of $165 million and $7 million in the first quarter of 2014 and 2013, respectively, Software pre-tax income was up 3.1 percent and the pre-tax margin was flat year to year.

Systems and Technology
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2014	2013	Change	Currency
Systems and Technology external revenue:	$2,391	$3,106	(23.0)%	(22.9)%
System z			(39.7)%	(40.2)%
Power Systems			(21.7)	(21.3)
System x			(17.6)	(17.1)
Storage			(22.9)	(22.9)
Total Systems			(24.0)	(23.8)
Microelectronics OEM			(15.9)	(15.9)

       Systems and Technology revenue decreased 23.0 percent (23 percent adjusted for currency) in the first quarter of 2014 versus the same period in 2013. The decline in revenue reflects both the product cycle of System z and the secular challenges in Power, Storage and System x. In January 2014, the company entered into a definitive agreement with Lenovo to divest its System x business. Also, in the first quarter, the company continued to reposition offerings in other parts of its hardware business to make them more relevant, in addition to taking actions to realign its structure to the demand profile the company projects going forward.

       System z revenue decreased 39.7 percent (40 percent adjusted for currency) in the first quarter of 2014 versus the first quarter of 2013. MIPS (millions of instructions per second) shipments decreased 19 percent in the first quarter of 2014 versus the same period in 2013. The decline in System z revenue was expected as the product is in the sixth quarter of the product cycle since general availability. In the current mainframe cycle, the company has shipped approximately 26 percent more MIPS compared to the same period in the prior cycle. System z is a core franchise which provides mission critical infrastructure for the company’s clients, and the company continues to invest in the platform. In April 2014, the company celebrated the mainframe’s 50th year.

       Power Systems revenue decreased 21.7 percent (21 percent adjusted for currency) in the first quarter of 2014 versus the first quarter of 2013. The company is aggressively repositioning this platform with a couple of key initiatives. First, the OpenPOWER consortium makes Power technology available to an open development alliance. In the first quarter of 2014, the company expanded its OpenPOWER ecosystem. Second, the company is expanding its Linux capabilities through its POWER8 launch this year. POWER8 is the first processor built for big data, and delivers better cloud economics.

Management Discussion – (continued)

        System x revenue decreased 17.6 percent (17 percent adjusted for currency) in the first quarter of 2014 versus the first quarter of 2013.

       Storage revenue decreased 22.9 percent (23 percent adjusted for currency) in the first quarter versus the comparable period in 2013. The company’s Flash solutions contributed growth again this quarter, but high-end storage experienced substantial weakness versus the first quarter of 2013.

        Microelectronics OEM revenue decreased 15.9 percent (16 percent adjusted for currency) in the first quarter of 2014 versus the comparable period of 2013.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2014	2013	Change
Systems and Technology:
External gross profit	$645	$1,003	(35.7)%
External gross profit margin	27.0%	32.3%	(5.3)	pts.
Pre-tax income	$(660)	$(405)	(63.1)%
Pre-tax margin	(25.8)%	(12.5)%	(13.2)	pts.

       Systems and Technology’s gross profit margin decreased 5.3 points in the first quarter of 2014 versus the prior year. The decrease was driven by a decline due to revenue mix as a result of less mainframe content (2.3 points), lower margins in Power Systems (1.7 points), Microelectronics (1.3 points) and Storage (0.9 points), partially offset by higher margins in System z (0.2 points) and System x (0.1 points).

       Systems and Technology’s pre-tax loss increased $255 million to a loss of $660 million in the first quarter 2014, when compared to the prior year. Pre-tax margin decreased 13.2 points in the first quarter versus the prior year period. Normalized for workforce rebalancing charges of $218 million and $3 million in the first quarter of 2014 and 2013, respectively, Systems and Technology’s first quarter pre-tax income was a loss of $442 million compared to a loss of $402 million in the prior year, and the pre-tax margin declined 4.8 points.

Global Financing

See pages 60 to 65 for a discussion of Global Financing’s segment results.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2014	2013	Change	Currency
Total Revenue	$22,484	$23,408	(3.9)%	(2.4)%
Geographies:	$22,129	$22,981	(3.7)%	(2.1)%
Americas	9,596	10,042	(4.4)	(2.2)
Europe/Middle East/Africa (EMEA)	7,578	7,278	4.1	0.7
Asia Pacific	4,955	5,661	(12.5)	(5.6)

Major markets			(1.6)%	(1.2)%
Growth markets			(10.7)%	(5.0)%
BRIC countries			(11.2)%	(6.0)%

Management Discussion – (continued)

       Total geographic revenue of $22,129 million decreased 3.7 percent (2 percent adjusted for currency) in the first quarter of 2014 compared to the prior year. While as reported revenue for the quarter decreased year to year in both the major markets and growth markets, both markets improved their growth rate at constant currency compared to the fourth quarter of 2013.

       Growth markets revenue across all geographies decreased 10.7 percent as reported and 5 percent at constant currency in the first quarter. Revenue grew at a high single-digit rate on a constant currency basis in Latin America, but revenue in the Asia Pacific countries was down driven by continued weakness in China which declined at a double-digit rate. This performance is consistent with the past two quarters and it is expected to take some time for business to improve in China. The company still sees good opportunity in the growth markets over the long term and continues to invest in these key markets to capture this opportunity.

       Americas revenue decreased 4.4 percent (2 percent adjusted for currency) compared to the first quarter of 2013. This is consistent with performance in the fourth quarter of 2013 on a constant currency basis. Within the major markets, the U.S. was down 3.6 percent and Canada was down 9.6 percent (1 percent adjusted for currency). There was strong growth in software, but hardware performance, especially in the U.S., remained a challenge. Revenue in the Latin America growth markets decreased 2.8 percent as reported, but increased 8 percent adjusted for currency. This performance was led by Brazil which was flat year to year as reported, but increased 12 percent on a constant currency basis.

       EMEA revenue increased 4.1 percent (1 percent adjusted for currency) year to year in the first quarter of 2014. This represents a 3 point improvement compared to last quarter’s growth rate.  This improvement was driven by growth in Germany and Italy. Germany grew 13.1 percent (9 percent adjusted for currency) and Italy increased 9.4 percent (5 percent adjusted for currency). The UK increased 0.4 percent as reported, but decreased 6 percent year to year on a constant currency basis. Revenue in the EMEA growth markets decreased 2.0 percent (increased 1 percent adjusted for currency). Russia had strong performance compared to recent quarters with growth of 12.4 percent (17 percent adjusted for currency).

       Asia Pacific first quarter revenue decreased 12.5 percent (6 percent adjusted for currency) year over year. Japan revenue decreased 7.8 percent as reported, but increased 2 percent on a constant currency basis. Adjusted for currency, this was the sixth consecutive quarter of revenue growth in Japan. The Asia Pacific growth markets decrease of 15.8 percent (11 percent adjusted for currency) was driven by China which declined 19.4 percent (20 percent adjusted for currency). India was down 17.4 percent (6 percent adjusted for currency) on a year-to-year basis.

       OEM revenue decreased 16.8 percent (17 percent adjusted for currency) year to year in the first quarter of 2013, driven by the Microelectronics OEM business.

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Total consolidated expense and other (income)	$7,563	$7,072	6.9%
Non-operating adjustments:
Amortization of acquired intangible assets	(92)	(90)	2.1
Acquisition-related charges	(6)	(9)	(35.4)
Non-operating retirement-related (costs)/income	(70)	(120)	(41.3)
Operating (non-GAAP) expense and other (income)	$7,395	$6,853	7.9%
Total consolidated expense-to-revenue ratio	33.6%	30.2%	3.4	pts.
Operating (non-GAAP) expense-to-revenue ratio	32.9%	29.3%	3.6	pts.

Management Discussion – (continued)

       Total expense and other (income) increased 6.9 percent in the first quarter compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 7.9 percent versus the first quarter of 2013. The key drivers of the year-to-year change in total expense and other (income) were approximately:

                                                           Total                 Operating

                                                    Consolidated           (non-GAAP)

•         Currency *                         0   points                0   points

•         Acquisitions**                   2   points                2   points

•         Base expense                     5   points                7   points

*     Reflects impacts of translation and hedging programs.

**   Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,612	$4,759	(3.1)%
Advertising and promotional expense	338	323	4.6
Workforce rebalancing charges	873	20	nm
Retirement-related costs	231	264	(12.4)
Amortization of acquired intangible assets	92	90	2.1
Stock-based compensation	88	99	(10.5)
Bad debt expense	55	23	140.9
Total consolidated selling, general and administrative expense	$6,289	$5,577	12.8%
Non-operating adjustments:
Amortization of acquired intangibles assets	(92)	(90)	2.1
Acquisition-related charges	(6)	(3)	117.1
Non-operating retirement-related (costs)/income	(87)	(104)	(15.8)
Operating (non-GAAP) selling, general and administrative expense	$6,104	$5,381	13.4%

nm – not meaningful

        Total Selling, general and administrative (SG&A) expense increased 12.8 percent (14 percent adjusted for currency) in the first quarter of 2014 versus the first quarter of 2013. The increase was primarily driven by higher base expense (12 points) and acquisition-related spending (2 points), partially offset by the effects of currency (1 point). Operating (non-GAAP) SG&A expense increased 13.4 percent (15 percent adjusted for currency) primarily driven by higher base expense (13 points) and acquisition-related spending (2 points), partially offset by the effects of currency (1 point). Base expense includes workforce rebalancing charges in the first quarter of 2014 of $873 million, an increase of $853 million year to year, which resulted in a 16 point year-to-year impact in the operating (non-GAAP) SG&A base performance.  Normalized for the workforce rebalancing charges in both first-quarter periods, operating (non-GAAP) SG&A base expense decreased 3 points year to year compared to the 13 point impact above. Bad debt expense increased $32 million year to year driven by specific provision additions. The receivables provision coverage was 1.8 percent at March 31, 2014, an increase of 20 basis points from year-end 2013 and 30 basis points from March 31, 2013.

Management Discussion – (continued)

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$43	$(415)	nm %
(Gains)/losses on derivative instruments	5	402	(98.7)
Interest income	(22)	(23)	(4.9)
Net (gains)/losses from securities and investment assets	6	(5)	nm
Other	(158)	(19)	710.2
Total consolidated other (income) and expense	$(126)	$(60)	108.2%
Non-operating adjustment:
Acquisition-related charges	0	(7)	nm
Operating (non-GAAP) other (income) and expense	$(126)	$(67)	87.6%

nm - not meaningful

        Other (income) and expense was income of $126 million and $60 million in the first quarter of 2014 and 2013, respectively. The increase in income of $65 million year over year was primarily driven by the gain associated with the divestiture of the customer care business ($98 million) in the first quarter of 2014 reflected in Other in the table above. In addition, a reduction in losses on derivative instruments ($397 million) year to year was more than offset by lower foreign currency transaction gains ($458 million) year to year due to foreign currency rate volatility.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Total consolidated research, development and engineering expense	$1,501	$1,644	(8.7)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	17	(16)	nm
Operating (non-GAAP) research, development and engineering expense	$1,518	$1,628	(6.7)%

nm - not meaningful

       Total Research, development and engineering (RD&E) expense decreased 8.7 percent in the first quarter of 2014 versus the first quarter of 2013 primarily driven by: lower base expense (10 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 6.7 percent in the first quarter of 2014 compared to the prior year, primarily driven by: lower base expense (8 points), partially offset by higher expense due to acquisitions (2 points).

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$93	$45	106.0%
Licensing/royalty-based fees	33	49	(32.9)
Custom development income	82	89	(8.7)
Total	$207	$183	13.1%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the first quarter of 2014 and 2013.

Management Discussion – (continued)

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Interest expense	$105	$94	11.7%

       The increase in interest expense for the first quarter of 2014 versus the same period of 2013 was primarily driven by higher average debt levels. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See pages 63 and 64 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the first quarter of 2014 was $260 million, an increase of $17 million year to year.

Retirement-Related Plans

       The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2014	2013	Change
Retirement-related plans – cost:
Service cost	$124	$143	(13.0)%
Amortization of prior service cost/(credits)	(29)	(30)	(1.2)
Cost of defined contribution plans	324	357	(9.4)
Total operating costs	$419	$470	(11.0)%
Interest cost	$1,006	$936	7.5%
Expected return on plan assets	(1,599)	(1,552)	3.0
Recognized actuarial losses	632	869	(27.3)
Plan amendments/curtailments/settlements	4	0	nm
Multi-employer plan/other costs	79	30	159.9
Total non-operating costs/(income)	$123	$283	(56.8)%
Total retirement-related plans – cost	$541	$754	(28.2)%

nm – not meaningful

       In the first quarter, total retirement-related plans cost decreased by $213 million compared to the first quarter of 2013, primarily driven by a decrease in recognized actuarial losses ($237 million) and higher expected return on plan assets ($47 million), partially offset by higher interest cost ($70 million).

        As discussed in the “Snapshot” on page 38, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter were $419 million, a decrease of $52 million compared to the first quarter of 2013, driven by lower defined contribution plans cost ($33 million) and lower service cost ($19 million). Non-operating costs of $123 million decreased $161 million in the first quarter compared to the prior year driven primarily by a decrease in recognized actuarial losses ($237 million) and higher expected return on plan assets ($47 million), partially offset by higher interest cost ($70 million).

       See Note 8, "Retirement-Related Benefits," for additional plan cost detail.

Taxes

       The effective tax rate for the first quarter of 2014 was 20.0 percent compared to an effective tax rate of 15.9 percent for the first quarter of 2013. The operating (non-GAAP) tax rate for the first quarter of 2014 was 20.0 percent compared to 17.3 percent for the first quarter of 2013.

Management Discussion – (continued)

       The lower rates in the first quarter of 2013 benefitted from discrete period benefits associated with the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million) and newly enacted state legislation (approximately $125 million). In the first quarter of 2014, this year-to-year impact was partially offset by an increased benefit due to a more favorable mix of geographic income and an increase in the expected utilization of foreign tax credits.

       With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2008. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2011. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2013 increased by $25 million in the first quarter of 2014 to $4,483 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3,971 million at March 31, 2014.

In April 2010, the company appealed the determination of a non-U.S. local taxing authority with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,164 million, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal was denied. In June 2011, the company filed a lawsuit challenging this decision. The company’s latest brief was filed in December  2013. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million from the Indian Tax Authorities for 2009. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At March 31, 2014, the company has recorded $454 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

       In the first quarter of 2014, the IRS commenced its audit of the company’s U.S. tax returns for 2011 and 2012. The company anticipates that this audit will be completed by the end of 2015.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2014	2013	Change
Earnings per share of common stock:
Assuming dilution	$2.29	$2.70	(15.2)%
Basic	$2.30	$2.72	(15.4)%
Diluted operating (non-GAAP)	$2.54	$3.00	(15.3)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,041.8	1,124.0	(7.3)%
Basic	1,035.2	1,113.7	(7.0)%

       Actual shares outstanding at March 31, 2014 were 1,012.2 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter was 82.2 million shares lower than the same period in 2013, primarily as a result of the company’s common stock repurchase program.

Management Discussion – (continued)

Financial Position

Dynamics

       At March 31, 2014, the company continues to have a high degree of financial flexibility with a strong balance sheet to support its business objectives. Cash and marketable securities at quarter end were $9,704 million. Total debt of $43,980 million increased $4,262 million from prior year-end levels. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first three months of 2014, the company generated $3,326 million in cash from operations, a decrease of $697 million compared to the first three months of 2013. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. The company’s cash flow and cash position permits the company to invest and deploy capital to areas with the most attractive long-term opportunities.

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

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Current assets	$47,959	$51,350
Current liabilities	41,058	40,154
Working capital	$6,901	$11,196

Current ratio	1.17:1	1.28:1

       Working capital decreased $4,295 million from the year-end 2013 position. The key changes are described below:

       Current assets decreased $3,390 million (a decrease of $3,482 million adjusted for currency), due to:

•         A decline of $2,175 million ($2,242 million adjusted for currency) in short-term receivables primarily due to collections of higher year-end balances; and

•         A decrease in cash and cash equivalents and marketable securities of $1,361 million.

       Current liabilities increased $904 million ($861 million adjusted for currency), as a result of:

•         An increase in short term debt of $2,449 million ($2,440 million adjusted for currency) primarily driven by a reclass from long-term debt to reflect maturities (see debt analysis on page 55) and increases in commercial paper;

•         An increase in deferred income of $1,124 million ($1,086 million adjusted for currency) due to annual Software and Global Services customer billings and contract renewals, partially offset by

•         A decrease in taxes payable of $2,388 million ($2,392 million adjusted for currency) primarily due to tax payments in the U.S. and Japan.

Cash Flow

       The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion – (continued)

(Dollars in millions)
For the three months ended March 31:	2014	2013
Net cash provided by/(used in):
Operating activities	$3,326	$4,023
Investing activities	35	(1,012)
Financing activities	(4,673)	(2,716)
Effect of exchange rate changes on cash and cash equivalents	5	(121)
Net change in cash and cash equivalents	$(1,307)	$173

       Net cash provided by operating activities decreased by $697 million as compared to the first three months of 2013 driven by the following factors:

•      An increase in income taxes paid ($2,594 million in total) of $1,375 million primarily driven by audit settlements;

•      An increase in cash payments for workforce rebalancing of $277 million;

•         A decrease in cash provided by deferred income of $441 million due to lower levels of customer prepayments, partially offset by

•      A decrease in cash payments for performance - related bonus plans of $609 million, and

•      An increase in cash provided by receivables of $802 million.

       Investing activities provided $35 million in cash flow in the first quarter compared to a use of cash of $1,012 million in the prior year driven by:

•         Lower cash used of $1,098 million for net purchases of marketable securities and other investments; and

•         An increase of $381 million in cash from divestitures driven by the sale of the customer care business, partially offset by

•         An increase of $206 million in cash used for acquisitions; and

•         A net increase in cash used for capital investments of $158 million.

       Net cash used in financing activities increased $1,957 million as compared to the first three months of 2013 driven by the following factors:

•         An increase of $5,572 million of  net cash used for gross common stock repurchases; partially offset by

•         An increase in net cash from debt transactions (including short-term borrowings) of $3,743 million.

Noncurrent Assets and Liabilities
	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Noncurrent assets	$74,687	$74,873
Long-term debt	34,668	32,856
Noncurrent liabilities (excluding debt)	30,179	30,284

       The decrease in noncurrent assets of $186 million (a decrease of $166 million adjusted for currency) was driven by:

•         A decrease of $837 million in financing receivables ($934 million adjusted for currency) reflecting seasonal  reductions from higher year-end balances, partially offset by

Management Discussion – (continued)

•         An increase in prepaid pension assets of $559 million ($554 million adjusted for currency).

       Long-term debt increased by $1,813 million ($1,805 million adjusted for currency) primarily driven by new debt of $4,667 million, partially offset by reclasses to short-term debt of $2,903 million.

       Other noncurrent liabilities, excluding debt, decreased $105 million ($173 million adjusted for currency) primarily driven by a decrease in retirement and nonpension benefit obligations.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Total company debt	$43,980	$39,718
Total Global Financing segment debt	$28,252	$27,504
Debt to support external clients	25,070	24,471
Debt to support internal clients	3,182	3,033

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on pages 63 and 64.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 55.3 percent at March 31, 2014 compared to 39.0 percent at December 31, 2013 and 34.3 percent at March 31, 2013. Given the expected skew of the company’s cash from operations and free cash flow, the company expects its “core” debt-to-capitalization ratio to remain in the 50 percent range for the second and third quarters, and be approximately flat year to year at the end of 2014.

       Consolidated debt-to-capitalization ratio at March 31, 2014 was 72.4 percent versus 63.4 percent at December 31, 2013 and 63.5 percent at March 31, 2013.

Equity

       Total equity decreased by $6,189 million from December 31, 2013 as a result of an increase in treasury stock of $8,370 million related to gross common stock repurchases in the first three months of 2014, partially offset by an increase in retained earnings of $1,390 million, a decrease in accumulated other comprehensive losses of $446 million and an increase in common stock of $349 million.

Looking Forward

       The company measures the success of its business model over the long term, not any individual quarter or year. The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of major shifts occurring in technology, business and the global economy.

       In May 2010, the company met with investors to describe how the company manages its business, allocates its capital and serves its shareholders in a detailed discussion of its strategy. The company discussed how it continuously changes its business mix and resource allocation toward higher value, higher growth market opportunities. The company also discussed its transformation to a globally integrated enterprise and how this has allowed the company to capture new growth and productivity. The company highlighted that by aligning its business model with its clients’ needs, the company can achieve

Management Discussion – (continued)

its financial goals which will allow the company to invest in future sources of growth and provide strong returns to its shareholders. This delivers long-term value and performance to all key stakeholders. The execution of the company’s strategy results in the 2015 road map — with the expectation of at least $20 of operating (non-GAAP) earnings per share in 2015.

       Within the IT industry, there are major shifts occurring – driven by data, cloud and changes in the way individuals are engaging. In the first quarter, the company had good performance in its offerings that address these shifts, including business analytics, cloud, mobile and security. As important, the company continues to take significant actions to move to these growth areas – examples include the targeted investments in SoftLayer capacity, the BlueMix launch and IBM Watson. The company is focused on allocating its capital efficiently and effectively – which means investing in the right places, as well as moving away from areas that do not support the company’s shift to higher value. This is an important part of the company’s model. Over the last few years, including the pending sale of the industry standard server business, the company has divested over $6 billion of revenue. The result is a stronger, more relevant business.

        Looking forward in 2014, the company expects continued good performance in the key growth areas; however, overall revenue growth will be impacted by the challenges in the hardware business and the customer care divestiture. The customer care divestiture impacted consolidated revenue growth in the first quarter by approximately 1 point, and it is expected that the impact will be approximately 1-1.5 points for the balance of the year. In addition, the divestiture of the System x server business to Lenovo will impact revenue performance, although that impact cannot be determined due to the uncertainty of the timing of the transaction closing. The company’s gross margin will reflect the ongoing productivity initiatives and actions to improve the cost base – as well as the relative strength of software. As always, the company expects to reinvest a portion of the productivity savings to drive the growth areas. The company also expects to continue to return value to its shareholders. In April 2014, the company disclosed that it is expecting GAAP earnings of at least $17.00 and operating (non-GAAP) earnings of at least $18.00 per diluted share for the full year 2014. The operating (non-GAAP) earnings per share expectation exclude acquisition-related charges of $0.72 per share and non-operating retirement-related costs of $0.28 per share. This expectation results in an increase year to year of 13.8 percent in GAAP earnings per share and an increase of 10.5 percent year to year in operating (non-GAAP) earnings per share, keeping the company on track to its 2015 objective. The company’s earnings per share expectation for 2014 does not include any gain from the sale of its System x server business due to the uncertainty of the timing of the transaction and the amount of the gain. The gain will ultimately be reflected in the company’s results, and the company will provide an update later in the year. The company's financial performance in the first quarter was impacted by the current year workforce rebalancing charges which were a primary driver of the year to year earnings per share decline. In the second quarter of 2013, the company recorded significant workforce rebalancing charges; as a result, without a similar impact, the company expects second quarter 2014 earnings per share to improve compared to the prior year. For the first half of 2014, the company expects to deliver approximately 38 percent of its full year operating (non-GAAP) earnings per share expectation. For the second half of 2014, the company expects growth consistent with its full year expectation of a 10.5 percent increase in operating (non-GAAP) earnings per share. Given the transactional nature and momentum in certain parts of the business, the company expects operating (non-GAAP) earnings per share to grow more on a year to year basis in the fourth quarter versus the third quarter.

       From a segment perspective, the Software business delivered increased revenue in the first quarter, driven by key branded middleware. Normalized for workforce rebalancing charges, the business grew pre-tax income in the first quarter. The company continues to see very good opportunity for its software solutions, and expects the revenue growth rate in Software to improve going forward in 2014. The improving growth rate in revenue will drive profitability. The Global Services business delivered constant currency revenue growth in the first quarter, adjusting for the divested customer care business. Normalized for workforce rebalancing charges, pre-tax income increased and the pre-tax margin expanded compared to the prior year. The company expects Global Services to deliver revenue growth for the rest of 2014 at rates similar to the first quarter, and overall, the company expects Global Services to improve profit growth in 2014 at a mid-single digit rate compared to the prior year. Systems and Technology revenue declined 23 percent in the first quarter of 2014 reflecting both the cyclical and secular challenges that the company expects to continue. The company expects continued hardware revenue declines for the remainder of 2014. The company’s focus for the System and Technology business in 2014 is to stabilize the profit base on a year to year basis. The repositioning of the Power platform, the announcement of POWER8, new product announcements in Storage and the right-sizing of the business will all contribute to this objective. The company expects these actions, together with the divestiture of System x, will result in a smaller and more profitable hardware business going forward. The company will remain a leader in high-performance and high-end systems, in storage and in cognitive computing, and the company will continue to invest in R&D for advanced semiconductor technology.

       Currency movements impacted the company’s year to year revenue and earnings per share growth in the first quarter of 2014. Revenue growth for the quarter was impacted by 1.6 points from currency. Currency also impacted the company’s

Management Discussion – (continued)

profit performance. In April 2014, the company indicated that at current spot rates, it expects the impact to revenue to moderate, but it does expect currency to continue to impact profit going-forward.

       The company’s free cash flow performance in the first quarter of 2014 compared to the prior year was significantly impacted by cash tax payments. Historically, the company’s free cash flow generation is skewed to the back end of the year. The company expects free cash flow in 2014 to increase by approximately $1 billion year to year, including the impacts of cash tax payments. Overall, cash tax payments are expected to be a year-to-year headwind in 2014 of about $2 billion, with the majority of that impact having occurred in the first quarter.

        In the first quarter of 2014, as part of its common stock repurchase program, the company repurchased 45.2 million shares of its common stock expending approximately $8.2 billion in the period. For the full year 2014, the company expects total share repurchase to be slightly less than the 2013 amount of $13.9 billion. The company will continue to return capital to its shareholders for the rest of 2014, however, it will be at a reduced rate relative to the first quarter.

         The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate will be approximately 20 percent in 2014. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits, changes in tax laws and divestitures, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2014 pre-tax retirement-related plan cost to be approximately $2.1 billion, a decrease of approximately $800 million compared to 2013. This estimate reflects current pension plan assumptions at December 31, 2013. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.7 billion, a decrease of approximately $100 million versus 2013. Non-operating retirement-related plan cost is expected to be approximately $350 million, a decrease of approximately $700 million compared to 2013, driven by less recognized actuarial losses. Cash disbursements for all retirement-related plans are expected to be approximately $2.9 billion in 2014, an increase of approximately $200 million compared to 2013.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At March 31, 2014, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2013. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2013 Annual Report in Note D, “Financial Instruments – Derivative Financial Instruments,” on pages 102 to 106.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates.  Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first quarter of 2014. Based on the currency rate movements in the first three months of 2014, total revenue decreased 3.9 percent as reported and decreased 2.4 percent at constant currency versus the first three months of 2013. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $60 million in the first three months of 2014. The same mathematical exercise resulted in a decrease of approximately $70 million in the first three months of 2013. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange

Management Discussion – (continued)

rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

       The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. In February 2013, the SITME rate was eliminated, and the official rate was set at 6.3 bolivars fuerte (BsF) to the U.S. dollar. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In December 2013, the Venezuelan government published the SICAD 1 rate implied by the transactions settled in these auctions, and issued Exchange Agreement No. 24 which clarified the use of the SICAD 1 mechanism.  In January 2014, the government issued Exchange Agreement No. 25, and significantly expanded the transactions that qualify for use of SICAD 1 and stated that a new agency called the National Center of Foreign Commerce (CENCOEX) would assume the role of CADIVI, which historically controlled the sale and purchase of foreign currency in Venezuela. In February 2014, the Venezuelan government signed into law a plan to open a new exchange control mechanism (“SICAD 2”), and indicated that the official rate of 6.3 BsF per USD would increasingly be reserved for the settlement of USD denominated obligations related to purchases of “essential goods and services.” In March 2014, the Venezuelan government published operating rules for SICAD 2 in Exchange Agreement No. 27. SICAD 2 began operating on March 24, 2014. In March 2014, the company adopted the SICAD 1 rate of 10.7 BsF per USD. The SICAD 1 rate is more representative of the exchange rate that will be used for the periodic auctions in SICAD 1 for many of the goods and services sold by the company’s Venezuelan operations.  In the quarter ended March 31, 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in Other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2014, the company’s net asset position in Venezuela was $43 million. The company’s operations in Venezuela comprised less than 1 percent of total 2013 and 2012 revenue, respectively.

       In January 2014, the Argentinian government devalued its currency from 6 pesos to the U.S. dollar to 8 pesos to the U.S. dollar. This devaluation did not have a material impact given the size of the company’s operations in Argentina (less than 1 percent of total 2013 revenue).

Liquidity and Capital Resources

      In the company’s 2013 Annual Report, on pages 65 to 67, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2014, those amounts are $3.3 billion for net cash from operating activities, $9.7 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. In 2013, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2018. See the 2013 Annual Report on page 114 for additional information.

      The major rating agencies’ ratings on the company’s debt securities at March 31, 2014 appear in the table on page 59. The agency ratings remain unchanged from December 31, 2013. The company’s indenture governing its debt securities and its various credit facilities each contain significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met. The credit facilities also include a covenant on the company’s consolidated net interest expense ratio, which cannot be less than 2.20 to 1.0, as well as a cross default provision with respect to other defaulted indebtedness of at least $500 million.

The company is in compliance with all of its significant debt covenants and provides periodic certification to its lenders. The failure to comply with its debt covenants could constitute an event of default with respect to the debt to which such provisions apply. If certain events of default were to occur, the principal and interest on the debt to which such event of default applied would become immediately due and payable.

    The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the

Management Discussion – (continued)

holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2014, the fair value of those instruments that were in a liability position was $441 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2013 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 53 and 54. The following is management’s view of cash flows for the first three months of 2014 and 2013 prepared in a manner consistent with the table and description on pages 65 and 66 of the company’s 2013 Annual Report:

(Dollars in millions)
For the three months ended March 31:	2014	2013
Net cash from operating activities per GAAP:	$3,326	$4,023
Less: the change in Global Financing receivables	1,807	1,597
Net cash from operating activities, excluding Global Financing receivables	1,518	2,425
Capital expenditures, net	(887)	(729)
Free cash flow	631	1,696
Acquisitions	(264)	(58)
Divestitures	391	10
Share repurchase	(8,166)	(2,593)
Dividends	(990)	(948)
Non-Global Financing debt	3,634	(717)
Other (includes Global Financing receivables and Global Financing debt)	3,402	3,473
Change in cash, cash equivalents and short-term marketable securities	$(1,361)	$863

        Free cash flow of $631 million for the first three months of 2014 decreased $1,065 million year to year. The decrease was driven primarily by higher cash tax payments of $2.6 billion, which were higher year to year $1.4 billion, resulting from audit settlement payments and other prior period discrete tax impacts that settled in the first quarter of 2014. Free cash flow was also impacted year to year by higher workforce rebalancing payments and capital spending increases, partially offset by lower compensation-related payments and lower pension contributions. In the first three months of 2014, the company continued to focus its cash utilization on returning value to shareholders including $1.0 billion in dividends and $8.2 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2013 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in Note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2014. Cash disbursements related to all retirement-related plans is expected to be approximately $2.9 billion in 2014. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
External revenue	$512	$499
Internal revenue	617	541
Total revenue	1,129	1,040
Cost	321	325
Gross profit	$808	$715
Gross profit margin	71.6%	68.7%
Pre-tax income	$596	$538
After-tax income*	$404	$364
Return on equity*	41.2%	41.5%

* See page 64 for the details of the after-tax income and the return on equity calculation.

       The increase in revenue in the first quarter, as compared to the same period in 2013, was due to:

•         Growth in external revenue of 2.6 percent (6 percent adjusted for currency), due to an increase in financing revenue (up 3.4 percent to $391 million); and

•         Growth in internal revenue of 14.1 percent, due to increases in used equipment sales revenue (up 17.2 percent to $507 million) and in financing revenue (up 1.6 percent to $110 million).

       The increase in external financing revenue in the first quarter of 2014, compared to the same period in 2013, was due to an increase in the average asset balance, partially offset by lower asset yields. The increase in internal financing revenue in the first quarter, compared to the same period in 2013, was due to higher asset yields.

       Global Financing gross profit increased 13.1 percent in the first quarter of 2014 compared to the same period in 2013, primarily due to an increase in used equipment sales gross profit. The gross profit margin increased 2.8 points in the first quarter, compared to the same period in 2013, due to a margin increase in used equipment sales, partially offset by a margin decrease in financing and a shift in mix away from higher margin financing activities.

Management Discussion – (continued)

       Global Financing pre-tax income increased 10.7 percent to $596 million in the first quarter of 2014, compared to the same period in 2013, due to higher gross profit ($93 million), partially offset by increases in financing receivables provisions ($26 million) and selling, general and administrative expenses ($10 million). The increase in financing receivables provisions was due to higher specific reserve requirements in the current year.

      The decrease in return on equity in the first quarter of 2014, compared to the same period of 2013, was due to a higher average equity balance, partially offset by the increase in after-tax income.

Financial Position

Balance Sheet
	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Cash and cash equivalents	$1,446	$1,446
Net investment in sales-type and direct financing leases	9,283	9,739
Equipment under operating leases:
External clients (a)	898	947
Client loans	13,975	14,297
Total client financing assets	24,156	24,982
Commercial financing receivables	7,024	8,541
Intercompany financing receivables (b) (c)	4,044	4,216
Other receivables	341	352
Other assets	668	601
Total assets	$37,679	$40,138
Intercompany payables (b)	$2,727	$5,766
Debt (d)	28,252	27,504
Other liabilities	2,694	3,043
Total liabilities	33,673	36,314
Total equity	4,006	3,825
Total liabilities and equity	$37,679	$40,138

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

Sources and Uses of Funds

       The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also include OEM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services with terms generally from one to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation. Client financing also includes internal activity as described on pages 33 and 34 of the 2013 IBM Annual Report.

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

Management Discussion – (continued)

        In addition to the actions previously described, in certain circumstances, the company may take mitigation actions to transfer credit risk to third parties.

       At March 31, 2014, substantially all financing assets are IT related assets, and approximately 58 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Client financing	$3,019	$3,257
Commercial financing	10,360	9,053
Total	$13,380	$12,310

       Cash collections of both commercial financing and client financing assets exceeded new financing originations in both the first quarter of 2014 and 2013, which resulted in a net decrease in financing assets in these periods. The increase in originations was due to improving volumes in commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At March 31,	At December 31,
(Dollars in millions)	2014	2013
Gross financing receivables	$30,079	$32,319
Specific allowance for credit losses	311	279
Unallocated allowance for credit losses	103	113
Total allowance for credit losses	413	392
Net financing receivables	$29,666	$31,928
Allowance for credit losses coverage	1.4%	1.2%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2014	Used*	(Reductions)	Other**	March 31, 2014
$392	$(10)	$33	$(1)	$413

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.2 percent at December 31, 2013, to 1.4 percent at March 31, 2014, primarily due to an increase in specific reserve requirements. Specific reserves increased 11 percent from $279 million at December 31, 2013, to $311 million at March 31, 2014. Unallocated reserves decreased 9 percent from $113 million at December 31, 2013, to $103 million at March 31, 2014, due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was an increase of $33 million for the three months ended March 31, 2014, compared to an increase of $7 million for the same period in 2013. The year-to-year increase in bad debt expense was due to higher specific reserve requirements, primarily in China, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 55.6 percent and 53.2 percent of Global Financing's revenue in the first quarter of 2014 and 2013, respectively.  The increase was due to a higher volume of used equipment sales for internal transactions. The gross profit margins on these sales were 67.9 percent and 58.9 percent in the first quarter of 2014 and 2013, respectively. The increase in the gross profit margin was driven by a margin increase in internal sales and a shift in mix toward higher margin internal equipment sales.

       The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2014 and March 31, 2014. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2014 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $86 million and $130 million for the financing transactions originated during the quarters ended March 31, 2014 and March 31, 2013, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $46 million and $55 million for the financing transactions originated during the quarters ended March 31, 2014 and March 31, 2013, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million and $8 million for the financing transactions originated during the quarters ended March 31, 2014 and March 31, 2013, respectively. The cost of guarantees was $0.5 million and $0.8 million for the quarters ended March 31, 2014 and March 31, 2013, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	March 31, 2014 Balance
	January 1,	March 31,				2017 and
(Dollars in millions)	2014	2014	2014	2015	2016	Beyond
Sales-type and direct financing
leases	$736	$698	$126	$206	$224	$143
Operating leases	200	193	87	54	40	12
Total unguaranteed residual
value	$936	$891	$213	$260	$264	$155
Related original amount
financed	$17,642	$17,021
Percentage	5.3%	5.2%

Management Discussion – (continued)

Debt

	At March 31,		At December 31,
	2014		2013
Debt-to-equity ratio	7.1	x	7.2	x

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

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 60 and in Segment Information on pages 25 and 26.

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

(Dollars in millions)	At March 31, 2014		At December 31, 2013
Global Financing Segment		$28,252		$27,504
Debt to support external clients	$25,070		$24,471
Debt to support internal clients	3,182		3,033
Non-Global Financing Segments		15,727		12,214
Debt supporting operations	18,910		15,247
Intercompany activity	(3,182)		(3,033)
Total company debt		$43,980		$39,718

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Numerator:
Global Financing after-tax income*	$404	$364
Annualized after-tax income (A)	$1,614	$1,455
Denominator:
Average Global Financing equity (B)**	$3,915	$3,507
Global Financing return on equity(A)/(B)	41.2%	41.5%

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

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 38 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,543	$104		$52		$10,699
Gross profit margin	46.9%	0.5	pts.	0.2	pts.	47.6%
S,G&A	$6,289	$(97)		$(87)		$6,104
R,D&E	1,501	0		17		1,518
Other (income) and expense	(126)	(0)		0		(126)
Total expense and other (income)	7,563	(98)		(70)		7,395
Pre-tax income	2,980	201		123		3,304
Pre-tax income margin	13.3%	0.9	pts.	0.5	pts.	14.7%
Provision for income taxes*	$596	$40		$25		$661
Effective tax rate	20.0%	0.0	pts.	(0.0)	pts.	20.0%
Net income	$2,384	$161		$98		$2,643
Net income margin	10.6%	0.7	pts.	0.4	pts.	11.8%
Diluted earnings per share	$2.29	$0.16		$0.09		$2.54

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,678	$95		$164		$10,937
Gross profit margin	45.6%	0.4	pts.	0.7	pts.	46.7%
S,G&A	$5,577	$(92)		$(104)		$5,381
R,D&E	1,644	0		(16)		1,628
Other (income) and expense	(60)	(7)		0		(67)
Total expense and other (income)	7,072	(99)		(120)		6,853
Pre-tax income	3,606	194		283		4,084
Pre-tax income margin	15.4%	0.8	pts.	1.2	pts.	17.4%
Provision for income taxes*	$574	$54		$79		$708
Effective tax rate	15.9%	0.6	pts.	0.9	pts.	17.3%
Net income	$3,032	$140		$204		$3,376
Net income margin	13.0%	0.6	pts.	0.9	pts.	14.4%
Diluted earnings per share	$2.70	$0.12		$0.18		$3.00

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Forward-Looking and Cautionary Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and client spending budgets; the company's failure to meet growth and productivity objectives; a failure of the company's innovation initiatives; risks from investing in growth opportunities; failure of the company's intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company's pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully

Management Discussion – (continued)

manage acquisitions, alliances and dispositions; risks from legal proceedings; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to Note 12, “Contingencies,” on pages 33 to 36 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2014.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*

January 1, 2014 - January 31, 2014	12,635,458	$184.10	12,635,458	$12,333,106,699

February 1, 2014 - February 28, 2014	16,204,309	$181.08	16,204,309	$9,398,820,327

March 1, 2014 - March 31, 2014	16,313,435	$187.78	16,313,435	$6,335,441,141

Total	45,153,202	$184.35	45,153,202

* On October 29, 2013, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

10.1	Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2014.

10.2	Forms of LTTP equity award agreements for (i) stock options, restricted stock, restricted stock units,

cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Terms and conditions document, effective June 9, 2014, in connection with foregoing award agreements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Financial Position at March 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: April 29, 2014
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller
(Principal Accounting Officer)