Form 10-Q
period 2014-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2014-07-29
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014

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

        The registrant had 997,592,162 shares of common stock outstanding at June 30, 2014.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2014	2013	2014	2013
Revenue:
Services	$14,128	$14,312	$28,110	$28,586
Sales	9,726	10,119	17,711	18,748
Financing	509	493	1,027	998
Total revenue	24,364	24,924	46,848	48,332
Cost:
Services	9,131	9,326	18,232	18,852
Sales	3,029	3,202	5,590	6,133
Financing	230	264	508	537
Total cost	12,389	12,792	24,330	25,522
Gross profit	11,975	12,132	22,518	22,810
Expense and other (income):
Selling, general and administrative	5,603	6,680	11,892	12,257
Research, development and engineering	1,457	1,548	2,958	3,193
Intellectual property and custom
development income	(191)	(247)	(398)	(430)
Other (income) and expense	(201)	(91)	(326)	(151)
Interest expense	136	98	240	192
Total expense and other (income)	6,804	7,988	14,367	15,060
Income before income taxes	5,171	4,144	8,151	7,750
Provision for income taxes	1,034	918	1,630	1,492
Net income	$4,137	$3,226	$6,521	$6,258

Earnings per share of common stock:
Assuming dilution	$4.12	$2.91	$6.37	$5.60
Basic	$4.14	$2.93	$6.41	$5.65
Weighted-average number of common
shares outstanding: (millions)
Assuming dilution	1,005.1	1,109.4	1,023.5	1,116.7
Basic	999.6	1,100.9	1,017.4	1,107.3

Cash dividend per common share	$1.10	$0.95	$2.05	$1.80

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income	$4,137	$3,226	$6,521	$6,258
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	339	(936)	278	(1,341)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	1	0	1	(2)
Reclassification of (gains)/losses to net income	0	0	5	0
Subsequent changes in previously impaired
securities arising during the period	–	0	–	1
Total net changes related to available-for-sale securities	1	0	5	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(16)	(10)	72	350
Reclassification of (gains)/losses to net income	34	(47)	33	(103)
Total unrealized gains/(losses) on cash flow hedges	18	(57)	104	247
Retirement-related benefit plans:
Prior service costs/(credits)	0	0	1	33
Net (losses)/gains arising during the period	15	210	47	195
Curtailments and settlements	8	0	13	0
Amortization of prior service (credits)/costs	(29)	(28)	(59)	(58)
Amortization of net (gains)/losses	639	864	1,288	1,750
Total retirement-related benefit plans	633	1,045	1,290	1,920
Other comprehensive income/(loss), before tax	991	53	1,678	826
Income tax (expense)/benefit related to items of
other comprehensive income	(205)	(361)	(445)	(842)
Other comprehensive income/(loss)	787	(309)	1,232	(16)
Total comprehensive income/(loss)	$4,923	$2,917	$7,753	$6,242

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$9,715	$10,716
Marketable securities	5	350
Notes and accounts receivable - trade (net of allowances of $294
in 2014 and $291 in 2013)	9,902	10,465
Short-term financing receivables (net of allowances of $404 in 2014
and $308 in 2013)	18,620	19,787
Other accounts receivable (net of allowances of $45 in 2014 and
$36 in 2013)	1,555	1,584
Inventories, at lower of average cost or market:
Finished goods	449	444
Work in process and raw materials	1,889	1,866
Total inventories	2,338	2,310
Deferred taxes	1,783	1,651
Prepaid expenses and other current assets	4,263	4,488
Total current assets	48,182	51,350

Property, plant and equipment	40,936	40,475
Less: Accumulated depreciation	27,188	26,654
Property, plant and equipment — net	13,748	13,821
Long-term financing receivables (net of allowances of $68 in 2014
and $80 in 2013)	12,140	12,755
Prepaid pension assets	6,894	5,551
Deferred taxes	2,828	3,051
Goodwill	31,568	31,184
Intangible assets — net	3,585	3,871
Investments and sundry assets	5,369	4,639
Total assets	$124,314	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At June 30,	At December 31,
	2014	2013
Liabilities:
Current liabilities:
Taxes	$2,335	$4,633
Short-term debt	12,462	6,862
Accounts payable	6,271	7,461
Compensation and benefits	4,037	3,893
Deferred income	12,591	12,557
Other accrued expenses and liabilities	4,737	4,748
Total current liabilities	42,433	40,154
Long-term debt	34,008	32,856
Retirement and nonpension postretirement benefit obligations	15,984	16,242
Deferred income	4,152	4,108
Other liabilities	10,224	9,934
Total liabilities	106,801	103,294
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	52,163	51,594
Shares authorized: 4,687,500,000
Shares issued: 2014 - 2,212,895,614
2013 - 2,207,522,548
Retained earnings	134,483	130,042
Treasury stock - at cost	(148,900)	(137,242)
Shares: 2014 - 1,215,303,453
2013 - 1,153,131,611
Accumulated other comprehensive income/(loss)	(20,369)	(21,602)
Total IBM stockholders’ equity	17,377	22,792
Noncontrolling interests	136	137
Total equity	17,513	22,929
Total liabilities and equity	$124,314	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income	$6,521	$6,258
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,628	1,632
Amortization of intangibles	679	657
Stock-based compensation	266	305
Net (gain)/loss on asset sales and other	(425)	(10)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(1,763)	(1,644)
Net cash provided by operating activities	6,905	7,197

Cash flows from investing activities:
Payments for property, plant and equipment	(1,757)	(1,574)
Proceeds from disposition of property, plant and equipment	183	181
Investment in software	(222)	(275)
Acquisition of businesses, net of cash acquired	(603)	(179)
Divestitures of businesses, net of cash transferred	408	12
Non-operating finance receivables — net	619	336
Purchases of marketable securities and other investments	(836)	(3,135)
Proceeds from disposition of marketable securities and other investments	1,242	2,759
Net cash used in investing activities	(965)	(1,876)

Cash flows from financing activities:
Proceeds from new debt	5,397	6,694
Payments to settle debt	(2,808)	(4,876)
Short-term borrowings/(repayments) less than 90 days — net	3,991	(376)
Common stock repurchases	(11,828)	(6,145)
Common stock transactions — other	401	657
Cash dividends paid	(2,086)	(1,996)
Net cash used in financing activities	(6,933)	(6,043)

Effect of exchange rate changes on cash and cash equivalents	(8)	(133)
Net change in cash and cash equivalents	(1,000)	(854)

Cash and cash equivalents at January 1	10,716	10,412
Cash and cash equivalents at June 30	$9,715	$9,558

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		6,521			6,521		6,521
Other comprehensive income/(loss)				1,232	1,232		1,232
Total comprehensive income/(loss)					$7,753		$7,753
Cash dividends paid –
common stock		(2,086)			(2,086)		(2,086)
Common stock issued under
employee plans (5,373,067 shares)	530				530		530
Purchases (1,095,148 shares) and
sales (688,444 shares) of treasury
stock under employee plans – net		6	(115)		(109)		(109)
Other treasury shares purchased,
not retired (61,765,138 shares)			(11,544)		(11,544)		(11,544)
Changes in other equity	39				39		39
Changes in noncontrolling interests						(1)	(1)
Equity - June 30, 2014	$52,163	$134,483	$(148,900)	$(20,369)	$17,377	$136	$17,513

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other
comprehensive income/(loss)
Net income		6,258			6,258		6,258
Other comprehensive income/(loss)				(16)	(16)		(16)
Total comprehensive income/(loss)					$6,242		$6,242
Cash dividends paid –
common stock		(1,996)			(1,996)		(1,996)
Common stock issued under
employee plans (7,367,440 shares)	668				668		668
Purchases (1,399,751 shares)
sales (1,480,251 shares) of treasury
stock under employee plans – net		(19)	(113)		(132)		(132)
Other treasury shares purchased,
not retired (29,389,794 shares)			(5,994)		(5,994)		(5,994)
Changes in other equity	108				108		108
Changes in noncontrolling interests						4	4
Equity - June 30, 2013	$50,886	$121,883	$(129,239)	$(25,774)	$17,756	$127	$17,883

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to the company's 2013 Annual Report on pages 67 to 70 for a discussion of the company's critical accounting estimates.

      Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2013 Annual Report.

      Noncontrolling interest amounts in income of $2.4 million and $0.9 million, net of tax, for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $2.3 million, net of tax, for the six months ended June 30, 2014 and 2013, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

      Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

       In April 2014, the FASB issued guidance that changed the criteria for reporting a discontinued operation. Only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The impact to the company will be dependent on any transaction that is within the scope of the new guidance.

       In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective January 1, 2014.  The guidance was a change in financial statement presentation only and did not have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements – (continued)

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

       When available, the company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See note A, “Significant Accounting Policies - Impairment,” on page 88 in the company’s 2013 Annual Report for additional information. There were no material impairments of non-financial assets for the six months ended June 30, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

(Dollars in millions)
At June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$5,056	$—	$5,056
Commercial paper	—	615	—	615
Money market funds	1,260	—	—	1,260
U.S. government securities	—	300	—	300
Canadian government securities	—	234	—	234
Other securities	—	8	—	8
Total	1,260	6,213	—	7,474	(6)
Debt securities - current (2)	—	5	—	5	(6)
Debt securities - noncurrent (3)	1	8	—	9
Trading securities investments (3)	—	92	—	92
Available-for-sale equity investments (3)	8	—	—	8
Derivative assets (4)
Interest rate contracts	—	490	—	490
Foreign exchange contracts	—	268	—	268
Equity contracts	—	15	—	15
Total	—	772	—	772	(7)
Total assets	$1,270	$7,091	$—	$8,362	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$328	$—	$328
Equity contracts	—	13	—	13
Interest rate contracts	—	0	—	0
Total liabilities	$—	$341	$—	$341	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2014 were $176 million and

      $596 million respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other

      Liabilities in the Consolidated Statement of Financial Position at June 30, 2014 were $309 million and $32 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

      Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $184 million each.

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

        There were no transfers between Levels 1 and 2 for the six months ended June 30, 2014 and the year ended December 31, 2013.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2014 and December 31, 2013, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $34,008 million and $32,856 million, and the estimated fair value was $36,367 million and $34,555 million at June 30, 2014 and December 31, 2013, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Debt and Marketable Equity Securities

        The company’s cash equivalents and current debt securities are considered available-for-sale and recorded at fair value, which is not materially different from carrying value, in the Consolidated Statement of Financial Position.

       During the first quarter of 2014, the company acquired equity investments in conjunction with the sale of the customer care business which are classified as trading securities. Unrealized gains related to trading securities of $15 million and $21 million for the three months ended June 30, 2014 and six months ended June 30, 2014, respectively, were recorded in other (income) and expense in the Consolidated Statement of Earnings.

       The following tables summarize the company’s noncurrent debt and marketable equity securities which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$2	$—	$9
Available-for-sale equity investments(1)	$6	$2	$0	$8

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2013:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$1	$—	$9
Available-for-sale equity investments(1)	$20	$2	$4	$18

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of June 30, 2014 and December 31, 2013, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2014	2013
Proceeds	$1	$2
Gross realized gains (before taxes)	0	1
Gross realized losses (before taxes)	0	0

(Dollars in millions)
For the six months ended June 30:	2014	2013
Proceeds	$15	$20
Gross realized gains (before taxes)	0	4
Gross realized losses (before taxes)	5	4

Notes to Consolidated Financial Statements – (continued)

       The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended June 30:	2014	2013
Net unrealized gains/(losses) arising during the period	$0	$0
Net unrealized (gains)/losses reclassified to net income*	0	0

*There were no writedowns for the three months ended June 30, 2014 and 2013, respectively.

(Dollars in millions)
For the six months ended June 30:	2014	2013
Net unrealized gains/(losses) arising during the period	$1	$0
Net unrealized (gains)/losses reclassified to net income*	3	0

* There were no writedowns for the six months ended June 30, 2014 and 2013, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2014.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2014 and December 31, 2013 was $150 million and $216 million, respectively, for which no collateral was posted at June 30, 2014 and December 31, 2013.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of June 30, 2014 and December 31, 2013 was $772 million and $719 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $184 million and $251 million at June 30, 2014 and December 31, 2013, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2014 and December 31, 2013, this exposure was reduced by $42 million and $29 million of cash collateral, respectively, received by the company. At June 30, 2014 and December 31, 2013, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $528 million and $439 million, respectively.  At June 30, 2014 and December 31, 2013, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $158 million and $250 million, respectively.

Notes to Consolidated Financial Statements – (continued)

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2014 or December 31, 2013 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $42 million and $29 million at June 30, 2014 and December 31, 2013, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2014 or at December 31, 2013.  At June 30, 2014, the company held $19 million in non-cash collateral in U.S. Treasury securities, and at December 31, 2013, no amounts of non-cash collateral were held.

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

       In its hedging programs, the company uses forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

       A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2014 and December 31, 2013, the total notional amount of the company’s interest rate swaps was $5.9 billion and $3.1 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2014 and December 31, 2013 was approximately 9.2 years and 10.6 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2014 and December 31, 2013.

       At June 30, 2014 and December 31, 2013, net gains of approximately $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2014 and December 31, 2013, the total notional amount of derivative instruments designated as net investment hedges was $4.1 billion and $3.0 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2014 and December 31, 2013 was approximately 0.3 years and 0.4 years, respectively.

Notes to Consolidated Financial Statements – (continued)

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At June 30, 2014 and December 31, 2013, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.9 billion and $10.2 billion, respectively, with a weighted-average remaining maturity of 0.7 years for both periods.

       At June 30, 2014 and December 31, 2013, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $131 million and $252 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $152 million and $166 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately seven years. At June 30, 2014 and December 31, 2013, the total notional amount of cross currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.2 billion for both periods.

       At June 30, 2014 and December 31, 2013, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $26 million (before taxes) and $9 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $4 million of losses and $3 million of losses, respectively, is expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $16.6 billion and $14.7 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion for both periods.

Notes to Consolidated Financial Statements – (continued)

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2014 and December 31, 2013.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2014 and December 31, 2013.

       The company is exposed to market volatility on certain investment securities.  The company may utilize options to economically hedge its market exposure.  The options are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings.  At June 30, 2014 the total notional amount of derivative instruments in economic hedges of investment securities was $0.1 billion.  No amounts were outstanding under this program at December 31, 2013.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of June 30, 2014 and December 31, 2013, as well as for the three and six months ended June 30, 2014 and 2013, respectively:

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of June 30, 2014 and December 31, 2013

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	6/30/2014	12/31/2013	Classification	6/30/2014	12/31/2013
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$5	$—	expenses and liabilities	$—	$0
	Investments and sundry
	assets	485	308	Other liabilities	—	13
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	43	187	expenses and liabilities	223	331
	Investments and sundry
	assets	78	26	Other liabilities	32	112

Fair value of derivative				Fair value of derivative
assets		$611	$522	liabilities	$255	$456

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$113	$94	expenses and liabilities	$73	$40
	Investments and sundry
	assets	34	67	Other liabilities	0	1
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	15	36	expenses and liabilities	13	4
Fair value of derivative				Fair value of derivative
assets		$161	$197	liabilities	$87	$45

Total debt designated as
hedging instruments:
	Short-term debt	N/A	N/A		$—	$190
	Long-term debt	N/A	N/A		6,114	6,111

Total		$772	$719		$6,456	$6,802

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended June 30, 2014 and 2013

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:		2014	2013	2014	2013
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$71	$(68)	$(45)	$92
	Interest expense	62	(44)	(38)	59
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(49)	(80)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	41	—	N/A	N/A
Equity contracts	SG&A expense	32	(26)	N/A	N/A
	Other (income)
	and expense	(2)	—	N/A	N/A

Total		$155	$(218)	$(83)	$151

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the three months
ended June 30:	2014	2013		2014	2013	2014	2013
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$1	$—	$—	$—
			Other (income)
Foreign exchange	(16)	(10)	and expense	(5)	48	0	(1)
contracts			Cost of sales	(23)	(7)	—	—
			SG&A expense	(7)	5	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	(51)	62	Interest expense	—	—	(1)	3

Total	$(67)	$52		$(34)	$47	$(1)	$2

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

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the six months ended June 30, 2014 and 2013

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:		2014	2013	2014	2013
Derivative instruments in fair value hedges:
Interest rate contracts	Cost of financing	$115	$(88)	$(65)	$138
	Interest expense	99	(56)	(56)	88
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(81)	(519)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	40	—	N/A	N/A
Equity contracts	SG&A expense	53	60	N/A	N/A
	Other (income)
	and expense	(2)	—	N/A	N/A

Total		$224	$(603)	$(121)	$226

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the six months
ended June 30:	2014	2013		2014	2013	2014	2013
Derivative instruments
in cash flow hedges:
			Other (income)
Foreign exchange	72	350	and expense	24	85	(1)	(1)
contracts			Cost of sales	(49)	2	—	—
			SG&A expense	(8)	15	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	(76)	282	Interest expense	—	—	(1)	2

Total	$(4)	$632		$(33)	$103	$(2)	$1

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

      For the three and six months ending June 30, 2014 and 2013, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements – (continued)

      Refer to the company’s 2013 Annual Report, note A, “Significant Accounting Policies – Derivative Financial Instruments,” on pages 90 to 91 for additional information.

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Current:
Net investment in sales-type and direct financing leases	$4,131	$4,004
Commercial financing receivables	7,064	8,541
Client loan and installment payment receivables (loans)	7,425	7,243
Total	$18,620	$19,787
Noncurrent:
Net investment in sales-type and direct financing leases	$5,170	$5,700
Commercial financing receivables	––	—
Client loan and installment payment receivables (loans)	6,969	7,055
Total	$12,140	$12,755

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $730 million and $737 million at June 30, 2014 and December 31, 2013, respectively, and is reflected net of unearned income of $612 million and $672 million, and net of the allowance for credit losses of $149 million and $123 million at those dates, respectively.

       Commercial financing receivables, net of allowance for credit losses of $18 million and $23 million at June 30, 2014 and December 31, 2013, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan and installment payment receivables (loans), net of allowance for credit losses of $306 million and $242 million at June 30, 2014 and December 31, 2013, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are for terms ranging generally from one to seven years.

       Client loan and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $671 million and $769 million at June 30, 2014 and December 31, 2013, respectively.

       The company did not have any financing receivables held for sale as of June 30, 2014 and December 31, 2013.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at June 30, 2014 and December 31, 2013. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, refer to the company’s 2013 Annual Report on pages 92 and 93.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At June 30, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,371	$2,264	$8,635
Loan receivables	10,136	4,565	14,700
Ending balance	$16,507	$6,828	$23,335
Collectively evaluated for impairment	$16,398	$6,547	$22,945
Individually evaluated for impairment	$108	$281	$390
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(10)	(3)	(13)
Provision	6	97	103
Other	0	0	0
Ending balance at June 30, 2014	$133	$321	$454
Lease receivables	$38	$111	$149
Loan receivables	$95	$210	$306

Collectively evaluated for impairment	$44	$48	$92
Individually evaluated for impairment	$89	$273	$363

(Dollars in millions)	Major	Growth
At December 31, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,796	$2,200	$8,996
Loan receivables	10,529	4,012	14,542
Ending balance	$17,325	$6,212	$23,537
Collectively evaluated for impairment	$17,206	$6,013	$23,219
Individually evaluated for impairment	$119	$199	$318
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(23)	(10)	(33)
Provision	(21)	105	84
Other	1	(6)	(5)
Ending balance at December 31, 2013	$137	$228	$365
Lease receivables	$42	$80	$123
Loan receivables	$95	$147	$242

Collectively evaluated for impairment	$45	$48	$93
Individually evaluated for impairment	$93	$179	$272

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

Notes to Consolidated Financial Statements – (continued)

be unable to collect all amounts due according to original terms of the lease or loan agreement. Income recognition is discontinued on these receivables.

       The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2014 and December 31, 2013.

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Major markets	$17	$25
Growth markets	45	34
Total lease receivables	$62	$59

Major markets	$35	$40
Growth markets	90	92
Total loan receivables	$126	$132

Total receivables	$188	$191

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At June 30, 2014		At December 31, 2013
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$68	$60	$79	$67
Growth markets	190	179	122	116
Total	$258	$239	$201	$183

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$71	$0	$0
Growth markets	169	0	0
Total	$240	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2013:	Investment	Recognized	Cash Basis
Major markets	$70	$0	$0
Growth markets	90	0	0
Total	$161	$0	$0

Notes to Consolidated Financial Statements – (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$74	$0	$0
Growth markets	153	0	0
Total	$227	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2013:	Investment	Recognized	Cash Basis
Major markets	$76	$0	$0
Growth markets	84	0	0
Total	$161	$0	$0

Credit Quality Indicators

       The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Standard & Poor’s Ratings Services credit ratings as shown below. The company uses information provided by Standard & Poor’s, where available, as one of many inputs in its determination of customer credit ratings.

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2014 and December 31, 2013. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2014:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$484	$75	$770	$150
A+ – A-	931	147	1,481	297
BBB+ – BBB-	2,472	947	3,933	1,909
BB+ – BB	1,380	387	2,195	781
BB- – B+	692	362	1,101	729
B – B-	348	266	554	536
CCC+ – D	64	81	102	163
Total	$6,371	$2,264	$10,136	$4,565

       At June 30, 2014, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (39 percent), Government (15 percent), Manufacturing (14 percent), Services (9 percent), Retail (8 percent), Communications (6 percent), Healthcare (5 percent) and Other (4 percent).

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

Past Due Financing Receivables

       The company views receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At June 30, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$6,363	$6,371	$8
Growth markets	23	2,241	2,264	15
Total lease receivables	$31	$8,604	$8,635	$23

Major markets	$12	$10,123	$10,136	$12
Growth markets	57	4,508	4,565	20
Total loan receivables	$69	$14,631	$14,700	$33

Total	$100	$23,235	$23,335	$55

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,789	$6,796	$5
Growth markets	19	2,181	2,200	11
Total lease receivables	$25	$8,970	$8,996	$16

Major markets	$9	$10,520	$10,529	$6
Growth markets	34	3,979	4,012	18
Total loan receivables	$43	$14,499	$14,542	$25

Total	$68	$23,469	$23,537	$41

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the six months ended June 30, 2014 and for the year ended December 31, 2013.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in the Consolidated Statement of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Cost	$28	$30	$59	$61
Selling, general and administrative	100	115	188	214
Research, development and engineering	14	15	28	30
Other (income) and expense*	—	—	(9)	—
Pre-tax stock-based compensation cost	142	161	266	305
Income tax benefits	(48)	(56)	(89)	(106)
Total stock-based compensation cost	$94	$105	$176	$199

* Reflects the one-time effects related to the divestiture of the customer care business in the six months ended June 30, 2014.

       The decrease in pre-tax stock-based compensation cost for the three months ended June 30, 2014, as compared to the corresponding period in the prior year, was due to decreases related to restricted stock units ($10 million), performance share units ($5 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($4 million). The decrease in the pre-tax stock-based compensation cost for the six months ended June 30, 2014, as compared to the corresponding period in the prior year, was due to decreases related to restricted stock units ($19 million), performance share units ($12 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($8 million).

       As of June 30, 2014, the total unrecognized compensation cost of $1,184 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.6 years.

      There was no significant capitalized stock-based compensation cost at June 30, 2014 and 2013.

6. Segments:   The tables on pages 27 and 28 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the three months
ended June 30, 2014:
External revenue	$9,414	$4,534	$6,488	$3,331	$504	$24,271
Internal revenue	247	140	857	190	685	2,119
Total revenue	$9,661	$4,674	$7,345	$3,521	$1,189	$26,390
Pre-tax income	$1,850	$832	$2,683	$25	$593	$5,983
Revenue year-to-year change	(1.7)%	(2.5)%	2.6%	(9.5)%	12.0%	(1.3)%
Pre-tax income year-to-year
change	22.2%	33.7%	9.8%	117.9%	7.7%	19.9%
Pre-tax income margin	19.2%	17.8%	36.5%	0.7%	49.8%	22.7%

For the three months
ended June 30, 2013:
External revenue	$9,536	$4,606	$6,423	$3,758	$487	$24,809
Internal revenue	292	188	738	135	575	1,928
Total revenue	$9,828	$4,795	$7,161	$3,893	$1,061	$26,737
Pre-tax income	$1,514	$623	$2,443	$(141)	$550	$4,989

Pre-tax income margin	15.4%	13.0%	34.1%	(3.6)%	51.8%	18.7%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2014	2013
Revenue:
Total reportable segments	$26,390	$26,737
Eliminations of internal transactions	(2,119)	(1,928)
Other revenue adjustments	93	115
Total IBM Consolidated	$24,364	$24,924

Pre-tax income:
Total reportable segments	$5,983	$4,989
Amortization of acquired intangible assets	(200)	(178)
Acquisition-related charges	(4)	(4)
Non-operating retirement-related (costs)/income	(52)	(262)
Eliminations of internal transactions	(507)	(379)
Unallocated corporate amounts	(50)	(22)
Total IBM Consolidated	$5,171	$4,144

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology	Financing	Segments
For the six months
ended June 30, 2014:
External revenue	$18,744	$9,017	$12,149	$5,722	$1,016	$46,648
Internal revenue	488	281	1,789	358	1,303	4,218
Total revenue	$19,232	$9,298	$13,939	$6,080	$2,318	$50,866
Pre-tax income	$3,196	$1,461	$4,601	$(635)	$1,188	$9,812
Revenue year-to-year change	(2.3)%	(1.7)%	2.8%	(14.6)%	10.3%	(2.0)%
Pre-tax income year-to-year
change	3.1%	10.2%	3.2%	16.3%	9.2%	4.1%
Pre-tax income margin	16.6%	15.7%	33.0%	(10.4)%	51.3%	19.3%

nm - not meaningful

For the six months
ended June 30, 2013:
External revenue	$19,140	$9,091	$11,995	$6,864	$985	$48,075
Internal revenue	540	368	1,569	255	1,116	3,847
Total revenue	$19,680	$9,459	$13,563	$7,118	$2,101	$51,922
Pre-tax income	$3,099	$1,326	$4,457	$(546)	$1,088	$9,425

Pre-tax income margin	15.7%	14.0%	32.9%	(7.7)%	51.8%	18.2%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2014	2013
Revenue:
Total reportable segments	$50,866	$51,922
Eliminations of internal transactions	(4,218)	(3,847)
Other revenue adjustments	200	257
Total IBM Consolidated	$46,848	$48,332

Pre-tax income:
Total reportable segments	$9,812	$9,425
Amortization of acquired intangible assets	(395)	(361)
Acquisition-related charges	(10)	(15)
Non-operating retirement-related (costs)/income	(175)	(546)
Eliminations of internal transactions	(1,031)	(718)
Unallocated corporate amounts	(50)	(35)
Total IBM Consolidated	$8,151	$7,750

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$339	$19	$358
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	1	$0	$0
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Subsequent changes in previously impaired securities arising during
the period	––	––	––
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(16)	$2	$(14)
Reclassification of (gains)/losses to:
Cost of sales	23	(7)	16
SG&A expense	7	(1)	5
Other (income) and expense	5	(2)	3
Interest expense	(1)	0	(1)
Total unrealized gains/(losses) on cash flow hedges	$18	$(8)	$10
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	15	(5)	10
Curtailments and settlements	8	(3)	6
Amortization of prior service (credits)/costs	(29)	10	(19)
Amortization of net (gains)/losses	639	(218)	422
Total retirement-related benefit plans	$633	$(216)	$418
Other comprehensive income/(loss)	$991	$(205)	$787

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
	for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(936)	$(23)	$(959)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Subsequent changes in previously impaired securities arising during
the period	0	0	0
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(10)	$9	$(1)
Reclassification of (gains)/losses to:
Cost of sales	7	(2)	4
SG&A expense	(5)	2	(3)
Other (income) and expense	(48)	19	(30)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(57)	$28	$(29)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	210	(71)	138
Amortization of prior service (credits)/costs	(28)	10	(18)
Amortization of net (gains)/losses	864	(304)	559
Total retirement-related benefit plans	$1,045	$(366)	$679
Other comprehensive income/(loss)	$53	$(361)	$(309)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$278	$29	$307
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	5	(2)	3
Subsequent changes in previously impaired securities arising during
the period	––	––	––
Total net changes related to available-for-sale securities	$5	$(2)	$3
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$72	$(31)	$41
Reclassification of (gains)/losses to:
Cost of sales	49	(17)	32
SG&A expense	8	(1)	7
Other (income) and expense	(24)	9	(15)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$104	$(40)	$64
Retirement-related benefit plans(1):
Prior service costs/(credits)	$1	$0	$0
Net (losses)/gains arising during the period	47	(16)	31
Curtailments and settlements	13	(4)	8
Amortization of prior service (credits)/costs	(59)	20	(39)
Amortization of net (gains)/losses	1,288	(432)	856
Total retirement-related benefit plans	$1,290	$(433)	$857
Other comprehensive income/(loss)	$1,678	$(445)	$1,232

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

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	41	307	31	1	379
Amount reclassified from accumulated
other comprehensive income	24	0	825	3	853
Total change for the period	64	307	857	3	1,232
June 30, 2014	$(101)	$639	$(20,910)	$3	$(20,369)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before
reclassifications	231	(1,448)	150	0	(1,067)
Amount reclassified from accumulated
other comprehensive income	(63)	0	1,115	0	1,050
Total change for the period	168	(1,448)	1,265	0	(16)
June 30, 2013	$78	$284	$(26,141)	$4	$(25,774)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$398	$636	(37.4)%
Nonpension postretirement plans – cost	70	71	(1.4)
Total	$468	$706	(33.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$872	$1,310	(33.4)%
Nonpension postretirement plans – cost	137	151	(9.1)
Total	$1,009	$1,460	(30.9)%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2014	2013	2014	2013
Service cost	$—	$—	$118	$120
Interest cost	551	494	394	376
Expected return on plan assets	(1,024)	(995)	(578)	(537)
Amortization of prior service costs/(credits)	2	2	(28)	(29)
Recognized actuarial losses	259	444	361	394
Curtailments and settlements	—	—	8	0
Multi-employer plans/other costs	—	—	16	25
Total net periodic pension (income)/cost of defined
benefit plans	(211)	(55)	290	349
Cost of defined contribution plans	183	193	136	148
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$(28)	$138	$426	$497

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2014	2013	2014	2013
Service cost	$—	$—	$233	$251
Interest cost	1,106	990	785	758
Expected return on plan assets	(2,048)	(1,991)	(1,150)	(1,091)
Amortization of prior service costs/(credits)	5	5	(57)	(60)
Recognized actuarial losses	528	895	721	798
Curtailments and settlements	—	—	13	—
Multi-employer plan/other costs	—	—	95	55
Total net periodic pension (income)/cost of defined
benefit plans	(409)	(101)	638	711
Cost of defined contribution plans	375	399	269	300
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$(35)	$298	$907	$1,011

       On March 24, 2014, the Supreme Court of Spain issued a ruling against IBM Spain in litigation involving its defined benefit and defined contribution plans. See page 43 for additional information. As a result of the ruling, the company recorded an additional pre-tax retirement-related obligation of $55 million in the first quarter of 2014 in selling, general and administrative expense in the Consolidated Statement of Earnings. This charge is not reflected in operating (non-GAAP) expense. This obligation is reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the six months table above. To date, the rulings in this case are declaratory only and there have been no quantifications of any individual remedies.

       In March 2014, the company initiated a change to the investment strategy of its U.S. defined benefit plan. The 2014 target asset allocation was modified, primarily by reducing equity securities from 42 percent to 32 percent, and increasing debt securities from 47 percent to 57 percent of total plan assets, respectively. The asset allocation change was substantially completed by March 31, 2014. This change was designed to reduce the potential negative impact that equity markets might have on the funded status of the U.S. defined benefit plan. The change is expected to reduce the 2015 expected long-term rate of return on assets to approximately 7.75 percent. See note S, "Retirement-Related Benefits," on page 135 in the company's 2013 Annual Report for additional information regarding the company's investment strategy.

       In 2014, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK, Switzerland and the Netherlands. This amount represents the legally mandated minimum contributions. Total net contributions to the non-U.S. plans in the first six months of 2014 were $257 million.

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company's nonpension postretirement plans:

Cost of Nonpension Postretirement Plans
	U.S. Plan		Non-U.S. Plans
(Dollars in millions)	2014	2013	2014	2013
For the three months ended June 30:
Service cost	$6	$9	$2	$2
Interest cost	48	40	16	15
Expected return on plan assets	0	0	(2)	(2)
Amortization of prior service costs/(credits)	(2)	––	(1)	(1)
Recognized actuarial losses	0	2	3	6
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$53	$51	$17	$20

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2014	2013	2014	2013
Service cost	$13	$17	$4	$5
Interest cost	94	82	32	31
Expected return on plan assets	0	(1)	(5)	(5)
Amortization of prior service costs/(credits)	(4)	—	(3)	(2)
Recognized actuarial losses	0	11	5	12
Curtailments and settlements	0	—	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$103	$109	$34	$41

        In connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the ‘Act’), the company qualified to receive a subsidy through 2013. Due to benefit plan changes effective January 1, 2014, the company no longer qualifies for the subsidy as of that date. The company is expected to receive additional subsidies after 2013 to true up the final subsidy amount due to IBM under the Act. The company received a $17.6 million subsidy in the second quarter of 2014 and a $23.0 million subsidy for the first six months of 2014.  For further information related to the Act, refer to page 141 in the company’s 2013 Annual Report.

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2014, the company completed four acquisitions at an aggregate cost of $571 million.

        The Software segment completed acquisitions of four privately held companies: in the first quarter, Aspera, Inc. (Aspera) and Cloudant, Inc. (Cloudant); and in the second quarter, Silverpop Systems, Inc. (Silverpop) and Cognea Group Pty LTD (Cognea). All acquisitions were for 100 percent of the acquired companies.

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2014:

Notes to Consolidated Financial Statements – (continued)

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$55
Fixed assets/noncurrent assets		39
Intangible assets:
Goodwill	N/A	417
Completed technology	5-7	62
Client relationships	7	72
Patents/trademarks	1-7	18
Total assets acquired		664
Current liabilities		(23)
Noncurrent liabilities		(69)
Total liabilities assumed		(93)
Total purchase price		$571

N/A - not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Aspera’s technology makes cloud computing faster, more predictable and more cost effective for big data transfers such as enterprise storage, sharing virtual images or accessing the cloud for increased computing capacity. Cloudant will extend the company’s mobile and cloud platform by enabling developers to easily and quickly create next generation mobile and web-based applications. Silverpop is a provider of cloud-based capabilities that deliver personalized customer engagements in highly scalable environments. Cognea offers personalized artificial intelligence capabilities designed to serve as an intuitive interface between human users and data-driven information. Purchase price consideration for all acquisitions as reflected in the table above, is paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.8 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $417 million has been assigned to the Software segment. It is expected that none of the goodwill will be deductible for tax purposes.

Divestitures:

        On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo will acquire the company’s industry standard x86 server portfolio for $2.3 billion, consisting of approximately $2 billion in cash, with the balance in Lenovo common stock. The stock will represent less than 5 percent equity ownership in Lenovo. The company will sell to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

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

  The transaction will be completed as soon as is practical, subject to the satisfaction of regulatory requirements, customary closing conditions and any other required approvals. At June 30, 2014, the company is engaged in the regulatory review process and in the activities necessary to separate the tangible assets and prepare such assets for sale in order to close the transaction. The transaction is expected to be completed in phases, with the initial closing expected in the second half of 2014. Subsequent local closings will occur subject to similar conditions, agreements and the information and consultation process in applicable countries.

Notes to Consolidated Financial Statements – (continued)

  The company expects to recognize a total pre-tax gain on the sale of approximately $1 billion. This gain will be recognized consistent with the closing schedule for the transaction. The exact amount of the gain and the breakdown by closing date is not yet determinable. The variables that can impact the final gain and the financial statements overall include the valuation of the final balance sheet transferred, the valuation of other related agreements, any impacts resulting from the finalization of regulatory reviews and transaction-related expenses. In addition, the total impact to pre-tax income as a result of the divestiture will reflect other costs, such as performance-related compensation, to the extent impacted by the recognition of the divestiture gain.

  The company’s worldwide x86 business is reported in the Systems and Technology segment, and the associated maintenance operations are part of the Global Technology Services segment. In 2013, this combined business delivered approximately $4.6 billion of revenue, was essentially breakeven on a pre-tax income basis and had approximately $100 million in tangible assets.

       On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX will acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX common stock, which represents less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, has become an IBM strategic business partner for global customer care business process outsourcing services.

       The transaction is being completed in phases. The initial closing was completed in January 2014 and the company recognized a pre-tax gain of $98 million in the first quarter. In April 2014, the company completed the second closing which resulted in an additional pre-tax gain of $121 million. A final closing is expected to occur in the second half of 2014, with a minimal amount of additional pre-tax gain expected to be recognized.

       On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

       In the second quarter of 2014, the company completed the second phase of the transfer of the maintenance workforce to Toshiba. Subsequent wave closings are scheduled to be completed through the first quarter of 2015 along with associated parts and inventory transfer. The second phase transfer and an assessment of the ongoing contractual terms of the overall transaction resulted in the recognition of an additional pre-tax gain of $2 million in the second quarter of 2014. For the first six months of 2014, the company has recognized a total pre-tax gain of $36 million.

       The company expects to close the final phase of the divestiture in the first quarter of 2015. Overall, the company expects to recognize a cumulative total pre-tax gain on the sale of approximately $508 million.

       On June 30, 2014, the company completed the divestiture of its Solid DB suite of products to UNICOM. The company acquired this product set through the acquisition of Solid Information Technology in 2008, which is within the Software segment. Also on June 30, 2014, the company completed the divestiture of its Human Capital Management business line in France to Sopra Group. This business line was within the Global Business Services segment. Financial details for both transactions were not material.

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,435	$(689)	$746
Client relationships	2,219	(1,128)	1,092
Completed technology	2,939	(1,393)	1,546
In-process R&D	2	—	2
Patents/trademarks	376	(184)	192
Other*	13	(5)	7
Total	$6,984	$(3,399)	$3,585

	At December 31, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,494	$(699)	$794
Client relationships	2,148	(977)	1,171
Completed technology	2,910	(1,224)	1,687
In-process R&D	13	—	13
Patents/trademarks	358	(154)	204
Other*	7	(5)	2
Total	$6,930	$(3,059)	$3,871

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets decreased $286 million during the first six months of 2014, primarily due to amortization, partially offset by intangible asset additions resulting from acquisitions. The aggregate intangible amortization expense was $340 million and $679 million for the second quarter and first six months of 2014, respectively, versus $326 million and $657 million for the second quarter and first six months of 2013, respectively. In addition, in the first six months of 2014, the company retired $337 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2014:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2014 (for Q3-Q4)	$259	$404	$663
2015	337	663	1,000
2016	131	621	752
2017	19	503	523
2018	—	348	348

Notes to Consolidated Financial Statements – (continued)

     The change in the goodwill balances by reportable segment, for the six months ended June 30, 2014 and for the year ended December 31, 2013 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/14	Additions	Adjustments	Divestitures	Adjustments	6/30/14
Global Business Services	$4,334	$—	$—	$—	$26	$4,360
Global Technology Services	4,129	—	21	(52)	24	4,122
Software	21,121	417	(7)	(3)	(41)	21,487
Systems and Technology	1,601	—	—	—	(1)	1,600
Total	$31,184	$417	$13	$(55)	$8	$31,568

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	12/31/13
Global Business Services	$4,357	$—	$0	$(3)	$(21)	$4,334
Global Technology Services	2,916	1,246	17	—	(50)	4,129
Software	20,405	987	11	(4)	(279)	21,121
Systems and Technology	1,568	13	33	—	(14)	1,601
Total	$29,247	$2,246	$61	$(7)	$(363)	$31,184

       Purchase price adjustments recorded in the first six months of 2014 and full year 2013 were related to acquisitions that were completed on or prior to December 31, 2013 or December 31, 2012, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2014 or the full year of 2013 and the company has no accumulated impairment losses.

11. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Commercial paper	$6,549	$2,458
Short-term loans	437	551
Long-term debt—current maturities	5,477	3,854
Total	$12,462	$6,862

       The weighted-average interest rate for commercial paper at June 30, 2014 and December 31, 2013 was 0.1 percent and 0.1 percent, respectively. The weighted-average interest rate for short-term loans was 7.2 percent and 5.1 percent at June 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2014	12/31/2013
U.S. dollar notes and debentures (average interest rate at June 30, 2014):
0.62%	2014–2015	$4,775	$6,456
2.59%	2016–2017	10,118	8,465
3.34%	2018–2021	8,056	6,206
1.88%	2022	1,000	1,000
3.38%	2023	1,500	1,500
3.63%	2024	2,000	–
7.00%	2025	600	600
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
7.13%	2096	316	316
		$31,709	$27,887
Other currencies (average interest rate at June 30, 2014, in parentheses):		\
Euros (2.0%)	2015–2025	4,815	5,894
Pound sterling (2.75%)	2017–2020	1,293	1,254
Japanese yen (0.5%)	2017	867	1,057
Swiss francs (3.8%)	2015–2020	181	181
Canadian (2.2%)	2017	469	471
Other (9.06%)	2015–2018	350	291
		$39,684	$37,036
Less: net unamortized discount		866	872
Add: fair value adjustment*		667	546
		$39,485	$36,710
Less: current maturities		5,477	3,854
Total		$34,008	$32,856

         Note: The 2014-2015 maturities at 12/31/2013 includes $17 million of debt securities issued by IBM International Group Capital, LLC, which is an indirect, 100 percent owned finance subsidiary of the company which matured in the first half of 2014. Debt securities issued by IBM International Group Capital LLC are fully and unconditionally guaranteed by the company.

*      The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

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

       The company is in compliance with all of its significant debt covenants and provides periodic certifications to its lenders.  The failure to comply with its debt covenants could constitute an event of default with respect to the debt to which such provisions apply.  If certain events of default were to occur, the principal and interest on the debt to which such event of default applied would become immediately due and payable.

Notes to Consolidated Financial Statements – (continued)

       Pre-swap annual contractual maturities of long-term debt outstanding at June 30, 2014, are as follows:

(Dollars in millions)	Total
2014 (for Q3-Q4)	$1,418
2015	4,876
2016	5,118
2017	5,374
2018	2,603
2019 and beyond	20,294
Total	$39,684

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2014	2013
Cost of financing	$279	$299
Interest expense	239	194
Net investment derivative activity	1	(2)
Interest capitalized	3	17
Total interest paid and accrued	$522	$508

       Refer to the company’s 2013 Annual Report, note T, “Segment Information,” on page 143 for total interest expense of the Global Financing segment. See note 3, “Financial Instruments,” for a discussion of the use of currency and interest rate swaps in the company’s debt risk management program.

12. Restructuring-Related Liabilities: The following table provides a roll forward of the current and noncurrent liabilities for special restructuring-related actions taken prior to 2006.

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/14	Payments	Adjustments*	6/30/2014
Current:
Workforce	$27	$(15)	$16	$29
Total current	$27	$(15)	$16	$29
Noncurrent:
Workforce	$440	$—	$(9)	$431
Total noncurrent	$440	$—	$(9)	$431

* Other Adjustments principally includes the reclassification of noncurrent to current, remeasurement of actuarial assumptions, foreign currency translation adjustments and interest accretion.

13.  Contingencies:  As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company is a leader in the information technology industry and, as such, has been and will continue to be subject to claims challenging its IP rights and associated products and offerings, including claims of copyright and patent infringement and violations of trade secrets and other IP rights. In addition, the company enforces its own IP against infringement, through license negotiations, lawsuits or otherwise. Also, as is typical for companies of IBM’s scope and scale, the company is party to actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the company’s pension, retirement and other benefit plans), as well as actions with respect to contracts, product liability, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Some of the actions to which the company is party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise.

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2014 were not material to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

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

       The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux. The company has asserted counterclaims, including breach of contract, violation of the Lanham Act, unfair competition, intentional torts, unfair and deceptive trade practices, breach of the General Public License that governs open source distributions, promissory estoppel and copyright infringement. Motions for summary judgment were heard in March 2007, and the court has not yet issued its decision. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. On August 25, 2009, the U.S. Bankruptcy Court for the District of Delaware approved the appointment of a Trustee of SCO. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In June 2013, the Federal Court in Utah granted SCO’s motion to reopen the SCO v. IBM case.  On July 10, 2013, the Court entered an order dismissing 7 of SCO's 10 claims, specifically its breach of contract and copyright claims, and one tortious interference claim.

       On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. The State terminated the contract, claiming that IBM was in breach, and the State is seeking damages. IBM believes the State’s claims against it are without merit and is seeking payment of termination amounts specified in the contract. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State's damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court's award of damages to IBM. This matter remains pending in the Indiana courts.

Notes to Consolidated Financial Statements – (continued)

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

       IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. On April 4, 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies began on July 21, 2014. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

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

       On March 24, 2014, in a suit brought by local Works Councils, the Supreme Court of Spain held that IBM Spain’s Defined Contribution (DC) Plan implemented in 1993 was null and void, and held that current employees could reinstate their rights to a Defined Benefit (DB) Plan, although with an offset for DC contributions paid to date.  The Court held that IBM Spain did not consult with the Works Councils in seeking the voluntary participation of employees in changing the pension scheme, and recommended that IBM Spain and the Works Councils engage in discussions over how to carry out the offset. The ruling is declaratory only and there have been no quantifications of, or suits for, individual remedies. IBM Spain has requested leave to appeal the decision to the Constitutional Court and has started discussions with the Works Councils.

        In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to alleged violations of the Foreign Corrupt Practices Act of 1977. On July 25, 2013, the court approved that 2011 settlement and required that for a two-year period IBM make reports to the SEC and the court on certain matters, including those relating to compliance with the FCPA. In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company's global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

       In May 2013, IBM learned that the SEC was conducting an investigation into how IBM reports cloud revenue. On May 30, 2014, the Division of Enforcement of the SEC informed IBM that it had concluded its investigation. IBM was notified that based on the information to date, the Division of Enforcement did not intend to recommend any enforcement action by the SEC against IBM.

       In December 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York related to the company's third-quarter 2013 financial results disclosure. On May 2, 2014, plaintiffs voluntarily dismissed the suit without prejudice.

        The company is a defendant in numerous actions filed after January 1, 2008 in the Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring

Notes to Consolidated Financial Statements – (continued)

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $710 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

14. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,610 million and $5,028 million at June 30, 2014 and December 31, 2013, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,759 million and $1,769 million at June 30, 2014 and December 31, 2013, respectively.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $43 million and $44 million at June 30, 2014 and December 31, 2013, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Notes to Consolidated Financial Statements – (continued)

Standard Warranty Liability

(Dollars in millions)	2014	2013
Balance at January 1	$376	$394
Current period accruals	122	163
Accrual adjustments to reflect actual experience	8	11
Charges incurred	(172)	(192)
Balance at June 30	$334	$376

Extended Warranty Liability

(Dollars in millions)	2014	2013
Aggregate deferred revenue at January 1	$579	$606
Revenue deferred for new extended warranty contracts	132	119
Amortization of deferred revenue	(145)	(148)
Other*	(8)	(11)
Aggregate deferred revenue at June 30	$558	$567

Current portion	$266	$271
Noncurrent portion	292	296
Aggregate deferred revenue at June 30	$558	$567

* Other primarily consists of foreign currency translation adjustments.

15. Subsequent Events: On July 29, 2014, the company announced that the Board of Directors approved a quarterly dividend of $1.10 per common share. The dividend is payable September 10, 2014 to shareholders of record on August 8, 2014.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended June 30:	2014	2013	Change
Revenue	$24,364	$24,924	(2.2)	%*
Gross profit margin	49.1%	48.7%	0.5	pts.
Total expense and other (income)	$6,804	$7,988	(14.8)%
Total expense and other (income)-to-revenue ratio	27.9%	32.0%	(4.1)	pts.
Provision for income taxes	$1,034	$918	12.7%
Net income	$4,137	$3,226	28.2%
Net income margin	17.0%	12.9%	4.0	pts.
Earnings per share:
Assuming dilution	$4.12	$2.91	41.6%
Basic	$4.14	$2.93	41.3%
Weighted-average shares outstanding:
Assuming dilution	1,005.1	1,109.4	(9.4)%
Basic	999.6	1,100.9	(9.2)%

*2.5 percent decrease adjusted for currency

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 75 and 76 for additional information.

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

        The following table provides the company’s (non-GAAP) operating earnings for the second quarter of  2014 and 2013.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2014	2013	Change
Net income as reported	$4,137	$3,226	28.2%
Non-operating adjustments (net of tax):
Acquisition-related charges	163	173	(6.0)
Non-operating retirement-related costs/(income)	42	180	(76.8)
Operating (non-GAAP) earnings*	$4,341	$3,579	21.3%
Diluted operating (non-GAAP) earnings per share	$4.32	$3.22	34.2%

* See pages 84 and 85 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the second quarter of 2014, the company reported $24.4 billion in revenue and delivered diluted earnings per share of $4.12 as reported and $4.32 on an operating (non-GAAP) basis. The company generated $3.6 billion in cash from operations and $3.0 billion in free cash flow in the second quarter driving shareholder returns of $4.8 billion in gross common stock repurchases and dividends.

       The company’s performance in the second quarter and the first half of 2014 reflected the stability of the overall business model as the company continued its transformation. From a portfolio perspective:

•         The company continued to drive double-digit revenue growth in the parts of the business that address the emerging trends in enterprise IT.

•         The core franchises were stable, where the company continues to drive innovation.

•         The company is dealing with secular shifts in parts of its hardware business.

•         The divested customer care business has had an impact as the company shifts to higher value.

       In the first quarter of 2014, the company announced a number of initiatives to support the shift to the strategic imperatives of data, cloud and systems of engagement. These included:

•         The launch of Bluemix, the company’s cloud platform-as-a-service for the enterprise.

•         A $1.2 billion investment to globally expand SoftLayer cloud hubs.

•         A $1 billion investment to bring Watson’s cognitive capabilities to the enterprise.

In the second quarter of 2014, the company made progress implementing these initiatives including:

•         Bluemix becoming generally available in June.

•         New SoftLayer data centers were opened.

•         POWER8 began to ship, and the OpenPOWER consortium doubled its membership.

•         Substantially completing the divestiture of the customer care business.

       In July, the company announced additional actions to continue the shift to higher value, including:

•        An investment of $3 billion over the next five years in research and early stage development to create the next generation of semiconductor chip technologies that will fuel the systems required for cloud, big data and cognitive systems.

Management Discussion – (continued)

•        A strategic global partnership with Apple to provide a new level of business value from mobility for enterprise clients.

       The underlying theme of these actions – from the expansion of the cloud platforms and capacity, to the OpenPOWER consortium, to the partnership with Apple for enterprise mobility, to next generation chip technologies – is that the company is leveraging its unique strengths in innovation and enterprise capabilities to maintain its differentiation in the emerging areas of enterprise IT.  While some of these actions impact results in the short term, they position the business better for the long term.

       In the second quarter, total consolidated revenue decreased 2.2 percent, 2.5 percent at constant currency. Adjusting for the divested customer care business, revenue decreased 1 percent at constant currency. From a segment perspective, Software revenue increased 1.0 percent (flat adjusted for currency), driven by middleware which increased 3.4 percent (3 percent adjusted for currency). The company is continuing to drive strong results in the strategic areas of mobile and security, as well as in some of the core franchises, including application servers and distributed databases. Global Services revenue declined 1.4 percent as reported and at constant currency; adjusting for the divested customer care business, Global Services revenue increased 1 percent at constant currency. Global Technology Services (GTS) revenue decreased 1.3 percent as reported and at constant currency; adjusting for the divested customer care business, GTS revenue increased 2 percent at constant currency from growth in cloud offerings and large outsourcing contracts signed in 2013. Global Business Services decreased 1.6 percent (2 percent adjusted for currency), with strong growth in the practices that address the digital front office, however performance in the traditional packaged application implementation offerings lagged. Systems and Technology revenue decreased 11.4 percent (12 percent adjusted for currency) but improved significantly sequentially compared to the first quarter of 2014 driven by System z mainframe, System x and Storage.

       From a geographic perspective, revenue in the growth markets declined 6.8 percent as reported and 4 percent adjusted for currency, a 1 point sequential improvement from the first quarter at constant currency. Within the growth markets, the BRIC countries decreased 1.9 percent as reported, but increased 1 percent at constant currency; a 7 point improvement from the first quarter 2014.

       The consolidated gross profit margin increased 0.5 points versus the second quarter of 2013 to 49.1 percent. The operating (non-GAAP) gross margin of 49.8 percent increased 0.1 points year to year. The improvement in gross margin was driven by margin expansion in Global Technology Services and an improved mix toward Software, partially offset by margin declines in Global Business Services and Systems and Technology. Operating (non-GAAP) gross profit of $12.1 billion declined approximately $250 million year to year driven entirely by Systems and Technology; excluding Systems and Technology, gross profit was flat year to year in the second quarter, including a $70 million impact from the divested customer care business, and while the company continues to transition to emerging areas where the profit and margins will benefit from scale.

       Total expense and other (income) decreased 14.8 percent in the second quarter of 2014 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 14.0 percent year to year. The year-to-year drivers were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency*	1	pt.	1	pt.
	Acquisitions **	2	pts.	2	pts.
	Base expense	(18)	pts.	(17)	pts.

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

       There was one significant item that had an impact on total expense and other (income) year to year. Workforce rebalancing charges in the second quarter of 2013 were $1.0 billion compared to $11 million in the current year. Adjusting for the workforce rebalancing charges, operating (non-GAAP) base expense would have improved by 5 points compared to the 17 point impact highlighted above. The 5 point improvement is a better indication of the productivity in the base expense. Additionally, in the second quarter of 2014 the company recorded a pre-tax gain of $121 million related to the divestiture of the customer care business. Within base expense, the company is continuing to shift its spending to drive the strategic

Management Discussion – (continued)

imperatives and differentiated offerings. The substantial investments being made in cloud, which includes Bluemix and new data centers, in Watson and in chip innovation are examples of this.

       Pre-tax income increased 24.8 percent year to year and the pre-tax margin was 21.2 percent, an increase of 4.6 points versus the second quarter of 2013. Net income increased 28.2 percent and the net income margin was 17.0 percent, an increase of 4.0 points year to year. The effective tax rate for the second quarter was 20.0 percent, a decrease of 2.1 points year to year. Operating (non-GAAP) pre-tax income increased 18.3 percent year to year and the operating (non-GAAP) pre-tax margin was 22.3 percent, an increase of 3.9 points year to year. Operating (non-GAAP) net income increased 21.3 percent and the operating (non-GAAP) net income margin of 17.8 percent increased 3.5 points compared to the prior year. The operating (non-GAAP) effective tax rate was 20.0 percent versus 22.0 percent in the second quarter of 2013.The pre-tax income and net income margin improvements include the impact of the charge in the second quarter of 2013 of $1 billion for workforce rebalancing.

       Diluted earnings per share of $4.12 increased 41.6 percent versus the prior year. Operating (non-GAAP) diluted earnings per share of $4.32 increased 34.2 percent versus the second quarter of 2013. In the second quarter, the company repurchased 16.6 million shares of its common stock.

     The company generated $3,579 million in cash flow provided by operating activities, an increase of $405 million compared to the second quarter of 2013, driven primarily by lower uses of cash for receivables and lower cash tax payments. Net cash used in investing activities of $1,000 million increased $137 million compared to the prior year, primarily due to lower proceeds received from net sales of short-term marketable securities. Net cash used in financing activities of $2,260 million decreased $1,067 million compared to the prior year, primarily due to higher net cash proceeds from total debt.

       In July 2014, the company stated that it is expecting GAAP earnings per share of at least $17.00 and operating (non-GAAP) earnings of at least $18.00 per diluted share for the full year 2014. The company has also stated that its earnings per share expectation does not include the expected gain from the divestiture of its System x server business to Lenovo due to the uncertainty of the timing and the amount. The gain will ultimately be reflected in the company’s results, and the company will provide an update later in the year.

Management Discussion – (continued)

Financial Results Summary:
			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the six months ended June 30:	2014	2013	Change
Revenue	$46,848	$48,332	(3.1)	%*
Gross profit margin	48.1%	47.2%	0.9	pts.
Total expense and other (income)	$14,367	$15,060	(4.6)%
Total expense and other (income)-to-revenue ratio	30.7%	31.2%	(0.5)	pts.
Provision for income taxes	$1,630	$1,492	9.3%
Net income	$6,521	$6,258	4.2%
Net income margin	13.9%	12.9%	1.0	pts.
Earnings per share:
Assuming dilution	$6.37	$5.60	13.8%
Basic	$6.41	$5.65	13.5%
Weighted-average shares outstanding:
Assuming dilution	1,023.5	1,116.7	(8.4)%
Basic	1,017.4	1,107.3	(8.1)%

	6/30/14	12/31/13
Assets	$124,314	$126,223	(1.5)%
Liabilities	$106,801	$103,294	3.4%
Equity	$17,513	$22,929	(23.6)%

*2.4 percent decrease adjusted for currency

        The following table provides the company’s (non-GAAP) operating earnings for the first six months of 2014 and 2013.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2014	2013	Change
Net income as reported	$6,521	$6,258	4.2%
Non-operating adjustments (net of tax):
Acquisition-related charges	324	313	3.5
Non-operating retirement-related costs/(income)	140	384	(63.6)
Operating (non-GAAP) earnings*	$6,985	$6,955	0.4%
Diluted operating (non-GAAP) earnings per share	$6.82	$6.23	9.5%

* See pages 84 and 85 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the first six months of 2014, the company reported revenue of $46.8 billion, expanded margins and delivered diluted earnings per share of $6.37 as reported and $6.82 on an operating (non-GAAP) basis while shifting investment to key areas. The company generated $6.9 billion in cash from operations and $3.6 billion in free cash flow in the first six months of 2014 driving shareholder returns of $13.9 billion in gross common stock repurchases and dividends.

       Total consolidated revenue decreased 3.1 percent (2 percent adjusted for currency) compared to the first six months of 2013. Adjusting for the divested customer care business, revenue decreased 1 percent at constant currency. The company has a set of offerings that address the strategic areas of data, cloud and the way clients are engaging with their customers. The company’s business model is to deliver double-digit revenue growth for these areas – with high software content.  Results in the first half of 2014 were consistent with that part of the model. Business analytics revenue increased 7 percent on a large base, and cloud revenue was up over 50 percent, with the “delivered as a service” business doubling again. Security revenue increased over 20 percent, and mobile revenue more than doubled year to year. Combined, revenue in the strategic imperatives was up double-digits, with approximately half of the content in software. The company also continues to innovate in its core franchises. These include the longer term services business, the recurring software business and the mainframe business with its large capacity clients. The model for the core franchises is stable revenue, and the first half of 2014 results reflect that the company is on track. In the transactional businesses that are shifting to higher value, the portfolio is continuing to evolve – the company is investing in capabilities in some areas, while divesting businesses that do not

Management Discussion – (continued)

support the shift to higher value. In the first half of 2014, the company substantially completed the divestiture of the customer care business – and announced the sale of its industry standard x86 server business to Lenovo. These transactions impact the company’s revenue performance, but position the business for the long term.

       The company continues to drive these shifts. For example, in the first half of the year:

•         Bluemix went live, new SoftLayer cloud hubs were added and investment is being ramped up to commercialize Watson.

•         POWER8 was introduced for big data and cloud at the entry level and the OpenPOWER consortium doubled its membership.

•         The company committed $3 billion in spending over the next five years to drive chip innovation, while launching a global new partnership with Apple to extend the company’s position in the enterprise mobile space.

       From a segment perspective, Software revenue increased 1.3 percent (1 percent adjusted for currency) year to year driven by middleware which increased 3.3 percent (3 percent adjusted for currency). Global Services revenue declined 1.7 percent (1 percent adjusted for currency). Adjusted for the divested customer care business, Global Services revenue increased 1 percent at constant currency. Global Technology Services (GTS) declined 2.1 percent (1 percent adjusted for currency); adjusting for the divested customer care business, GTS revenue increased 2 percent at constant currency. Global Business Services revenue decreased 0.8 percent as reported, flat adjusted for currency. Systems and Technology revenue decreased 16.6 percent (17 percent adjusted for currency) from a combination of secular and cyclical challenges in the hardware business. System z mainframe revenue decreased 16.4 percent (17 percent adjusted for currency). Global Financing revenue increased 3.1 percent (5 percent adjusted for currency). On a geographic basis, revenue in the growth markets declined 8.7 percent (5 percent adjusted for currency) and the major markets declined 0.9 percent (1 percent adjusted for currency).

       The consolidated gross margin increased 0.9 points versus the first six months of 2013 to 48.1 percent. The operating (non-GAAP) gross margin increased 0.5 points to 48.7 percent compared to the prior year. The improvement in gross margin in the first six months was driven by margin improvement in GTS and an improved mix toward Software, partially offset by a margin decline in Systems and Technology.

       Total expense and other (income) decreased 4.6 percent in the first six months of 2014 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 3.8 percent compared to the first six months of 2013. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency *	1	pt.	1	pt.
	Acquisitions**	2	pts.	2	pts.
	Base expense	(7)	pts.	(6)	pts.

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

       There were two significant items that had an impact on total expense and other (income) year to year. Workforce rebalancing charges for the first six months of 2014 were $883 million compared to $1,030 million in the prior year. In addition, the company recorded a pre-tax gain of $219 million in the first half of 2014 related to the divestiture of the customer care outsourcing business.

       Pre-tax income grew 5.2 percent year to year and the pre-tax margin was 17.4 percent, an increase of 1.4 points year to year. Net income increased 4.2 percent and the net income margin was 13.9 percent, an increase of 1.0 points year to year. The effective tax rate for the first six months was 20.0 percent, compared with 19.2 percent in the prior year. Operating (non-GAAP) pre-tax income increased 0.7 percent year to year and the operating (non-GAAP) pre-tax margin expanded 0.7 points to 18.6 percent versus the prior year. Operating (non-GAAP) net income increased 0.4 percent and the operating (non-GAAP) net income margin of 14.9 percent increased 0.5 points.The operating (non-GAAP) effective tax rate for the first six months was 20.0 percent versus 19.8 percent in 2013.

Management Discussion – (continued)

       Diluted earnings per share of $6.37 increased 13.8 percent compared to the prior year. Operating (non-GAAP) diluted earnings per share of $6.82 increased 9.5 percent year to year in the first six months. In the first six months of 2014, the company repurchased 61.8 million shares of its common stock.

       At June 30, 2014, the company’s balance sheet and liquidity position remained strong and well positioned to support the business over the long term. Cash and marketable securities at quarter end were $9,721 million, a decrease of $1,345 million from December 31, 2013. Key drivers in the balance sheet and total cash flows are:

       Total assets decreased $1,909 million ($2,470 million adjusted for currency) from December 31, 2013 driven by:

•         Decreases in total receivables ($2,375 million) and cash and cash equivalents ($1,000 million); partially offset by

•         Increased prepaid pension assets ($1,343 million).

       Total liabilities increased $3,507 million ($3,203 million adjusted for currency) from December 31, 2013 driven by:

•         Increases in total debt ($6,752 million); partially offset by

•         Decreases in taxes payable ($2,298 million) and accounts payable ($1,191 million).

       Total equity of $17,513 million decreased $5,417 million from December 31, 2013 as a result of:

•         Increased treasury stock ($11,659 million) driven by share repurchases; partially offset by

•         Higher retained earnings ($4,441 million), decreased losses in accumulated other comprehensive income/(loss) ($1,232 million) and higher common stock ($570 million).

       The company generated $6,905 million in cash flow provided by operating activities, a decrease of $292 million  compared to the first six months of 2013, driven primarily by a higher level of cash tax payments ($1,188 million), partially offset by increased cash provided by receivables ($955 million). Net cash used in investing activities of $965 million was $911 million lower than the first six months of 2013, primarily due to an increase in cash provided by net sales of marketable securities and other instruments ($782 million). Net cash used in financing activities of $6,933 million increased $890 million compared to the prior year, driven primarily by increased cash used for gross common stock purchases ($5,683 million), partially offset by higher net cash proceeds from total debt ($5,139 million).

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

      The following is an analysis of the second quarter and first six months of 2014 versus the second quarter and first six months of 2013 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2014	2013	Change		Currency
Revenue:
Global Technology Services	$9,414	$9,536	(1.3)%		(1.3)%
Gross margin	38.4%	37.8%	0.6	pts.
Global Business Services	4,534	4,606	(1.6)%		(1.7)%
Gross margin	30.0%	31.2%	(1.2)	pts.
Software	6,488	6,423	1.0%		0.2%
Gross margin	88.8%	88.8%	0.0	pts.
Systems and Technology	3,331	3,758	(11.4)%		(11.6)%
Gross margin	33.9%	36.7%	(2.8)	pts.
Global Financing	504	487	3.5%		4.5%
Gross margin	54.8%	46.3%	8.5	pts.
Other	93	115	(19.1)%		(18.9)%
Gross margin	(179.7)%	(190.5)%	10.8	pts.
Total consolidated revenue	$24,364	$24,924	(2.2)%		(2.5)%
Total consolidated gross profit	$11,975	$12,132	(1.3)%
Total consolidated gross margin	49.1%	48.7%	0.5	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	105	90	17.2%
Acquisition-related charges	–	1	(100.0)
Retirement-related costs/(income)	45	156	(71.0)
Operating (non-GAAP) gross profit	$12,126	$12,379	(2.0)%
Operating (non-GAAP) gross margin	49.8%	49.7%	0.1	pts.

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2014	2013	Change		Currency
Revenue:
Global Technology Services	$18,744	$19,140	(2.1)%		(0.9)%
Gross margin	38.2%	37.3%	0.9	pts.
Global Business Services	9,017	9,091	(0.8)%		0.1%
Gross margin	30.0%	29.9%	0.1	pts.
Software	12,149	11,995	1.3%		1.1%
Gross margin	88.2%	88.1%	0.1	pts.
Systems and Technology	5,722	6,864	(16.6)%		(16.7)%
Gross margin	31.0%	34.7%	(3.7)	pts.
Global Financing	1,016	985	3.1%		5.3%
Gross margin	50.4%	46.0%	4.4	pts.
Other	200	257	(22.0)%		(21.1)%
Gross margin	(171.1)%	(172.8)%	1.7	pts.
Total consolidated revenue	$46,848	$48,332	(3.1)%		(2.4)%
Total consolidated gross profit	$22,518	$22,810	(1.3)%
Total consolidated gross margin	48.1%	47.2%	0.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	209	184	13.9%
Acquisition-related charges	–	3	(100.0)
Retirement-related costs/(income)	98	320	(69.5)
Operating (non-GAAP) gross profit	$22,825	$23,316	(2.1)%
Operating (non-GAAP) gross margin	48.7%	48.2%	0.5	pts.

Global Services

       In the second quarter of 2014, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered revenue of $13,948 million, a decrease of 1.4 percent (1 percent adjusted for currency) compared to the prior year. Normalizing for the divestiture of the customer care business, Global Services revenue increased 0.8 percent (1 percent adjusted for currency). Adjusted for the divestiture, this is the fourth consecutive quarter of constant currency growth in total Global Services. Pre-tax income in the second quarter increased 25.5 percent and the pre-tax margin increased 4.1 points to 18.7 percent. Total outsourcing revenue of $6,204 million decreased 4.6 percent (5 percent adjusted for currency) when compared to the prior year, but increased 0.1 percent (flat adjusted for currency) when normalized for the divestiture. Total transactional revenue of $5,990 million increased 2.2 percent (2 percent adjusted for currency).

       In the first six months of 2014, total Global Services revenue was $27,761 million, a decrease of 1.7 percent (1 percent adjusted for currency) year to year. Normalizing for the divestiture of the customer care business, Global Services revenue increased 0.2 percent (1 percent adjusted for currency). Total outsourcing revenue of $12,419 million decreased 5.2 percent (4 percent adjusted for currency), while adjusted for the divestiture, it decreased 1.3 percent and was flat on a constant currency basis. Total transactional revenue of $11,868 million increased 2.5 percent (3 percent adjusted for currency).

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2014	2013	Change	Currency
Global Services external revenue:	$13,948	$14,142	(1.4)%	(1.4)%
Global Technology Services	$9,414	$9,536	(1.3)%	(1.3)%
Outsourcing	5,265	5,471	(3.8)	(3.9)
Integrated Technology Services	2,395	2,287	4.7	4.9
Maintenance	1,754	1,777	(1.3)	(1.0)
Global Business Services	$4,534	$4,606	(1.6)%	(1.7)%
Outsourcing	939	1,032	(9.0)	(8.8)
Consulting and Systems Integration	3,595	3,574	0.6	0.3

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2014	2013	Change	Currency
Global Services external revenue:	$27,761	$28,231	(1.7)%	(0.6)%
Global Technology Services	$18,744	$19,140	(2.1)%	(0.9)%
Outsourcing	10,546	11,029	(4.4)	(3.4)
Integrated Technology Services	4,724	4,564	3.5	4.8
Maintenance	3,475	3,547	(2.0)	(0.6)
Global Business Services	$9,017	$9,091	(0.8)%	0.1%
Outsourcing	1,873	2,073	(9.7)	(8.2)
Consulting and Systems Integration	7,144	7,017	1.8	2.6

  Global Technology Services revenue of $9,414 million decreased 1.3 percent (1 percent adjusted for currency) in the second quarter of 2014. Normalizing for the divestiture of the customer care business, revenue increased 2.0 percent (2 percent adjusted for currency). GTS revenue decreased 2.1 percent (1 percent adjusted for currency) to $18,744 million in the first six months of 2014. However, adjusted for the divestiture, it increased 0.7 percent (2 percent adjusted for currency). Within GTS, the Softlayer platform contributed about 1 point of constant currency growth in the quarter. The company is expanding its global cloud footprint, opening a datacenter in Hong Kong during the second quarter, followed by another in London in July. Additional capacity will be brought on during the second half of this year. GTS Outsourcing, one of the company’s core franchises, continued to show improvement. Normalizing for the customer care divestiture, revenue for the quarter increased 2.0 percent (2 percent adjusted for currency) compared to the prior year and grew on a constant currency basis for the second consecutive quarter. The revenue growth was driven by the new contracts brought on during 2013.

Global Business Services revenue of $4,534 million decreased 1.6 percent (2 percent adjusted for currency) in the second quarter of 2014 and decreased 0.8 percent (flat adjusted for currency) for the first six months of the year. Consulting and Systems Integration (C&SI) revenue grew 0.6 percent (flat adjusted for currency) in the second quarter. There was strong double digit growth in the practices that address the digital front office, particularly in cloud, analytics and mobile. This was offset by declines in traditional packaged application implementations. As the Digital Front Office offerings become a larger part of the portfolio, they will contribute more meaningfully to revenue performance. In July, the company announced a strategic partnership with Apple to deliver a new class of “enterprise ready” MobileFirst business applications for iOS. With this partnership, the company’s consultants and other client-facing specialists will help expand mobile device productivity, enabling Big Data and analytics at the point of contact. Consistent with last quarter’s performance, Application Outsourcing revenue decreased 9.0 percent (9 percent adjusted for currency) in the second quarter. Performance continues to reflect pricing pressure and client contract renegotiations, as well as a reduction in elective projects.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2014	2013	Change
Global Technology Services:
External gross profit	$3,618	$3,607	0.3%
External gross profit margin	38.4%	37.8%	0.6	pts.
Pre-tax income	$1,850	$1,514	22.2%
Pre-tax margin	19.2%	15.4%	3.7	pts.
Global Business Services:
External gross profit	$1,360	$1,436	(5.3)%
External gross profit margin	30.0%	31.2%	(1.2)	pts.
Pre-tax income	$832	$623	33.7%
Pre-tax margin	17.8%	13.0%	4.8	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2014	2013	Change
Global Technology Services:
External gross profit	$7,157	$7,137	0.3%
External gross profit margin	38.2%	37.3%	0.9	pts.
Pre-tax income	$3,196	$3,099	3.1%
Pre-tax margin	16.6%	15.7%	0.9	pts.
Global Business Services:
External gross profit	$2,702	$2,719	(0.6)%
External gross profit margin	30.0%	29.9%	0.1	pts.
Pre-tax income	$1,461	$1,326	10.2%
Pre-tax margin	15.7%	14.0%	1.7	pts.

       GTS gross profit margin improved 0.6 points and 0.9 points in the second quarter and first six months of 2014, respectively. In the second quarter, pre-tax income increased 22.2 percent to $1,850 million and the pre-tax margin expanded 3.7 points to 19.2 percent compared to the prior year. The improvement in profit was driven by several factors. First, the company continues to make investments in key growth areas such as mobile, security and cloud. These investments result in a differentiated set of capabilities that complement clients’ system of record and are a good example of how the company continues to evolve its core franchises. Second, the results reflect a pre-tax gain of $121 million related to the customer care divestiture, partially offset by the profit lost from the divested business. Third, the benefit from prior workforce rebalancing actions, and fourth, the prior year second quarter results included a workforce rebalancing charge of $352 million. In the first six months of 2014, pre-tax income increased 3.1 percent to $3,196 million and pre-tax margin expanded 0.9 points to 16.6 percent compared to the prior year.

        GBS gross profit margin decreased 1.2 points in the second quarter, but increased 0.1 points for the first six months of 2014 compared to the prior year. Pre-tax income increased 33.7 percent to $832 million and the pre-tax margin expanded 4.8 points to 17.8 percent in the second quarter. Second quarter profit reflects both the year-to-year benefit ($231 million) in workforce rebalancing charges and the impact of lower revenue on a relatively fixed cost base. In the first six months of 2014, pre-tax income increased 10.2 percent to $1,461 million and pre-tax margin expanded 1.7 points to 15.7 percent compared to the prior year.

Global Services Backlog

        The estimated Global Services backlog at June 30, 2014 was $136 billion, a decrease of 3.2 percent (5 percent adjusted for currency) compared to the June 30, 2013 balance.  This includes a backlog reduction in January 2014 of $3.8 billion associated with the customer care divestiture. Adjusting for the divestiture, backlog was down 0.5 percent (3 percent adjusted for currency) year to year. The estimated transactional backlog at June 30, 2014 increased 3.1 percent (1 percent adjusted for currency) from the June 30, 2013 levels. The estimated outsourcing backlog decreased 6.3 percent (8 percent adjusted for currency) including the backlog reduction from the customer care divestiture. Adjusting for the divestiture, the estimated outsourcing backlog decreased 2.1 percent (4 percent adjusted for currency) compared to the June 30, 2013 balance.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2014	2013	Change	Currency
Backlog:
Total backlog	$136.0	$140.5	(3.2)%	(5.1)%
adjusted for customer care			(0.5)%	(2.5)%
Outsourcing backlog	$84.6	$90.3	(6.3)%	(8.3)%
adjusted for customer care			(2.1)%	(4.2)%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2014	2013	Change	Currency
Total signings:	$10,992	$16,418	(33.1)%	(32.9)%
Outsourcing signings	$4,787	$8,901	(46.2)%	(45.9)%
Transactional signings	6,204	7,517	(17.5)%	(17.4)%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2014	2013	Change	Currency
Total signings:	$22,145	$33,349	(33.6)%	(32.9)%
Outsourcing signings	$10,275	$19,634	(47.7)%	(46.9)%
Transactional signings	11,870	13,715	(13.5)%	(12.9)%

Management Discussion – (continued)

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2014	2013	Change	Currency
Software external revenue:	$6,488	$6,423	1.0%	0.2%
Middleware:	$5,500	$5,320	3.4%	2.6%
Key branded middleware:	4,324	4,302	0.5	(0.3)
WebSphere Family			5.5	4.6
Information Management			(1.1)	(1.9)
Workforce Solutions			(7.1)	(8.0)
Tivoli			3.6	2.6
Rational			(9.3)	(10.0)
Other middleware	1,176	1,018	15.5	14.6
Operating systems	530	606	(12.5)	(13.3)
Other	458	496	(7.7)	(8.4)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2014	2013	Change	Currency
Software external revenue:	$12,149	$11,995	1.3%	1.1%
Middleware:	$10,196	$9,868	3.3%	3.1%
Key branded middleware:	7,980	7,806	2.2	2.0
WebSphere Family			8.4	8.1
Information Management			0.0	(0.2)
Workforce Solutions			(5.9)	(6.3)
Tivoli			4.9	4.5
Rational			(4.8)	(4.8)
Other middleware	2,215	2,062	7.4	7.2
Operating systems	1,049	1,184	(11.4)	(11.4)
Other	905	943	(4.0)	(3.9)

       Software revenue of $6,488 million increased 1.0 percent (flat adjusted for currency) in the second quarter and increased 1.3 percent (1 percent adjusted for currency) to $12,149 million in the first six months of 2014, respectively. In the second quarter, middleware grew 3.4 percent (3 percent adjusted for currency) while operating systems were down 12.5 percent (13 percent adjusted for currency). Across the software brands, Software-as-a Service (SaaS) offerings are growing rapidly and in the second quarter increased by approximately 40 percent on a year-to-year basis.

       Key branded middleware revenue, which accounted for 67 percent of total Software revenue in the second quarter of 2014, increased 0.5 percent (flat adjusted for currency) compared to a strong quarter in the prior year. There was good growth in several strategic areas – cloud, big data and analytics, mobile and security. In the first six months of 2014, key branded middleware grew 2.2 percent (2 percent adjusted for currency) and accounted for 66 percent of total Software revenue.

       WebSphere revenue increased 5.5 percent (5 percent adjusted for currency) and 8.4 percent (8 percent adjusted for currency) in the second quarter and first six months of 2014 year to year, respectively. The performance in the second quarter was led by application server, commerce and mobile solutions. Both on-premise and SaaS offerings contributed to WebSphere growth, with the majority of this growth coming from on-premise solutions. The application server business delivered strong growth, with an increase in demand for on-premise software that was driven by mobile and analytics workloads. Strong growth continues in MobileFirst, leveraging over 5,000 mobile experts and the company’s expanding capabilities. Supporting the partnership with Apple, the Software Group will develop unique enterprise cloud services native for iOS, to deliver the full enterprise-class mobile experience from analytics, to cloud storage and data security.

       Information Management revenue decreased 1.1 percent (2 percent adjusted for currency) in the second quarter and was flat, both as reported and on a constant currency basis, in the first six months of 2014 compared to the prior year. In the second quarter, relational database continued to grow, although some product areas in the brand were faced with tough

Management Discussion – (continued)

comparisons to strong performance in the prior year.

       Tivoli revenue increased 3.6 percent (3 percent adjusted for currency) in the second quarter and 4.9 percent (4 percent adjusted for currency) in the first six months of 2014 compared to the prior year periods. Revenue growth in the quarter was driven by security software, marking its eleventh consecutive quarter of growth with most of those quarters increasing by double digits. That includes every quarter since the company acquired Q1Labs and built a security division around that acquisition, supplemented by additional analytics capabilities.

Workforce Solutions revenue decreased 7.1 percent (8 percent adjusted for currency) in the second quarter and 5.9 percent (6 percent adjusted for currency) in the first six months of 2014 year to year, respectively. Performance in both periods has been impacted by the transition from on-premise Notes to SaaS offerings.

Rational revenue decreased 9.3 percent (10 percent adjusted for currency) year to year in the second quarter and decreased 4.8 percent (5 percent adjusted for currency) in the six months of 2014.

Across software, the company is transitioning its portfolio to capture growth areas and continues to drive innovation in its core franchises. It is growing and building capabilities in emerging areas like SaaS, mobile and security and also in more traditional areas such as application server and relational database, as new growth areas drive the need for on-premise capabilities. In the second quarter the Software business faced a tough comparison to strong performance in the prior year. The company expects year-to-year revenue growth to accelerate in the second half of the year.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2014	2013	Change
Software:
External gross profit	$5,760	$5,703	1.0%
External gross profit margin	88.8%	88.8%	0.0	pts.
Pre-tax income	$2,683	$2,443	9.8%
Pre-tax margin	36.5%	34.1%	2.4	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2014	2013	Change
Software:
External gross profit	$10,716	$10,562	1.5%
External gross profit margin	88.2%	88.1%	0.1	pts.
Pre-tax income	$4,601	$4,457	3.2%
Pre-tax margin	33.0%	32.9%	0.2	pts.

       Software gross profit margins of 88.8 percent in the second quarter and 88.2 percent for the first six months of 2014 were essentially flat compared to the prior year periods. Software pre-tax income of $2,683 million in the second quarter of 2014 increased 9.8 percent year to year, with a pre-tax margin of 36.5 percent, an improvement of 2.4 points. Second-quarter profit growth reflects a year-to-year reduction in workforce rebalancing charges of $214 million. Segment pre-tax income for the first six months of 2014 increased 3.2 percent to $4,601 million with a pre-tax margin of 33.0 percent, up 0.2 points.

Management Discussion – (continued)

Systems and Technology
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2014	2013	Change	Currency
Systems and Technology external revenue:	$3,331	$3,758	(11.4)%	(11.6)%
System z			(0.9)%	(1.2)%
Power Systems			(28.3)	(28.7)
System x			(3.1)	(3.2)
Storage			(12.3)	(12.8)
Total Systems			(10.5)	(10.8)
Microelectronics OEM			(17.6)	(17.6)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2014	2013	Change	Currency
Systems and Technology external revenue:	$5,722	$6,864	(16.6)%	(16.7)%
System z			(16.4)%	(16.8)%
Power Systems			(25.4)	(25.4)
System x			(10.4)	(10.1)
Storage			(17.1)	(17.4)
Total Systems			(16.6)	(16.7)
Microelectronics OEM			(16.8)	(16.8)

         Systems and Technology (STG) revenue decreased 11.4 percent (12 percent adjusted for currency) and 16.6 percent (17 percent adjusted for currency) in the second quarter and first six months of 2014, respectively, versus the same periods in 2013. The second quarter year-to-year revenue performance improved compared to the first quarter rate and was driven by System z mainframe, as well as sequential improvements in System x and Storage. The improved revenue performance, together with actions taken to align the structure of the business to the demand profile, resulted in progress in stabilizing profit.

       System z revenue decreased 0.9 percent (1 percent adjusted for currency) and 16.4 percent (17 percent adjusted for currency) in the second quarter and first six months of 2014, respectively, compared to the prior year periods. MIPS (millions of instructions per second) shipments were flat year to year in the second quarter of 2014 and down 8 percent in the first six months of the year. The second quarter results, which included some large deals in the financial sector in China, the United States and Brazil, reflect significant performance in the seventh quarter of the product cycle since announcement. Comparing the current mainframe cycle to date with the prior cycle, the company has shipped 25 percent more MIPS, and the revenue and gross profit are each about 98 percent of the previous cycle, net of currency. The System z platform is one of the company’s core franchises, benefitting from IT trends. The value proposition for System z becomes stronger as the scale of data and transactions grow, as well as the need for security of that data and those transactions.

       Power Systems revenue decreased 28.3 percent (29 percent adjusted for currency) and 25.4 percent (25 percent adjusted for currency) in the second quarter and first six months of 2014, respectively, compared to the prior year periods. This performance reflects fundamental changes in the business and the company has taken actions to align its structure to the demand profile, while investing to address opportunities for the future.  In June 2014, entry-level POWER8 was launched and had a good start compared to previous cycles. The entry-level is only a small portion of the Power business and, over the remainder of the year, POWER8 will be introduced into the mid-range and high-end segments.  Also during the second quarter, the company expanded its OpenPOWER consortium and doubled the number of alliance members. At the end of June, the company had a globally diverse membership, with 36 members across ten countries, throughout the stack from chip designers, to hardware component OEMs, to system vendors and to middleware and software providers. Within the alliance, members have access to high end technology, as the Power architecture is available for open development and to integrate new designs into their hardware platforms.

       System x revenue decreased 3.1 percent (3 percent adjusted for currency) and 10.4 percent (10 percent adjusted for currency) in the second quarter and first six months of 2014, respectively, compared to the prior year periods. While second

Management Discussion – (continued)

quarter revenue was down on a year-to-year basis, there was improvement in the rate compared to the first quarter of 2014 when revenue was down 18 percent versus the prior year.

       Storage revenue decreased 12.3 percent (13 percent adjusted for currency) and 17.1 percent (17 percent adjusted for currency) in the second quarter and first six months of 2014, respectively, compared to the prior year periods. The second quarter year-to-year rate was a sequential improvement compared to the 23 percent decrease in the first quarter of this year. The second quarter included strong growth in Flash Systems, as revenue doubled over last year, and in the Storwize portfolio which was up double digits compared to the prior year. However, this growth was more than offset by weakness in high-end disk and the continued wind-down of the OEM business. There were a number of product launches in the second quarter including the V7000 update to the Storwize portfolio and flash-enabled DS8K.

       Microelectronics OEM revenue decreased 17.6 percent (18 percent adjusted for currency) and 16.8 percent (17 percent adjusted for currency) in the second quarter and first six months of 2014 versus the comparable periods of 2013, respectively.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2014	2013	Change
Systems and Technology:
External gross profit	$1,128	$1,379	(18.2)%
External gross profit margin	33.9%	36.7%	(2.8)	pts.
Pre-tax income	$25	$(141)	117.9%
Pre-tax margin	0.7%	(3.6)%	4.3	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2014	2013	Change
System and Technology:
External gross profit	$1,773	$2,382	(25.6)%
External gross profit margin	31.0%	34.7%	(3.7)	pts.
Pre-tax income	$(635)	$(546)	16.3%
Pre-tax margin	(10.4)%	(7.7)%	(2.8)	pts.

       Systems and Technology’s gross profit margin decreased 2.8 points in the second quarter of 2014 versus the prior year. The decrease was driven by lower margins in Power Systems (1.1 points), Storage (0.9 points), Microelectronics (0.8 points) and System x (0.8 points), partially offset by an improvement due to revenue mix (0.4 points). Gross profit margin for the first six months of 2014 decreased 3.7 points compared to the first six months of 2013. The decrease was driven by lower margins in Power Systems (1.3 points), Microelectronics (1.0 points) and Storage (0.9 points), and a decline due to revenue mix (0.7 points).

       Systems and Technology’s pre-tax income increased $166 million to $25 million in the second quarter and its pre-tax loss increased $89 million to $635 million for the first six months of 2014 compared to prior year periods. Pre-tax margin increased 4.3 points in the second quarter and decreased 2.8 points in the first six months versus the prior year periods. Second-quarter performance reflects a year-to-year reduction in workforce rebalancing charges of $202 million.

       The company’s focus for STG in 2014 is to stabilize the profit base and, after the first half of the year, the company is on track. The company will continue to make investments in this business to remain a leader in high-performance, high-end systems. In July, the company announced it will invest $3 billion over the next five years to tackle the challenges of the “post-silicon” era, demonstrating its commitment to innovation and to leading in the new era of enterprise IT.

Global Financing

See pages 77 to 83 for a discussion of Global Financing’s segment results.

Management Discussion – (continued)

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue, which is discussed separately.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2014	2013	Change	Currency
Total Revenue	$24,364	$24,924	(2.2)%	(2.5)%
Geographies:	$23,931	$24,385	(1.9)%	(2.1)%
Americas	10,643	10,709	(0.6)	0.8
Europe/Middle East/Africa (EMEA)	7,948	7,839	1.4	(3.1)
Asia Pacific	5,340	5,838	(8.5)	(6.2)

Major markets			(0.3)%	(1.5)%
Growth markets			(6.8)%	(4.2)%
BRIC countries			(1.9)%	1.1%
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2014	2013	Change	Currency
Total Revenue	$46,848	$48,332	(3.1)%	(2.4)%
Geographies:	$46,060	$47,367	(2.8)%	(2.1)%
Americas	20,239	20,751	(2.5)	(0.6)
Europe/Middle East/Africa (EMEA)	15,526	15,117	2.7	(1.3)
Asia Pacific	10,295	11,499	(10.5)	(5.9)

Major markets			(0.9)%	(1.3)%
Growth markets			(8.7)%	(4.6)%
BRIC countries			(6.4)%	(2.3)%

       Total geographic revenue of $23,931 million decreased 1.9 percent (2 percent adjusted for currency) in the second quarter of 2014 compared to the prior year. In total, major market countries decreased 0.3 percent (1 percent adjusted for currency) and growth market countries decreased 6.8 percent (4 percent adjusted for currency) in the second quarter of 2014.

       In the growth markets, on a constant currency basis, revenue grew at a double-digit rate in Latin America, while the Asia Pacific countries declined at a double-digit rate. China showed significant improvement compared to the last three quarters, although the balance of the Asia Pacific growth markets remains challenged. Within the BRIC countries of Brazil, Russia, India and China, combined revenue decreased 1.9 percent, but increased 1 percent on a constant currency basis in the second quarter. This constant currency growth rate represents a 7 point sequential improvement from the first quarter rate. It was driven by Brazil, India and China, with each country up between 9 and 10 points quarter to quarter on a constant currency basis. In the second quarter, Brazil grew 16.9 percent (22 percent adjusted for currency) driven by large deals in the financial sector.  India decreased 4.1 percent as reported, but grew 3 percent adjusted for currency. China decreased 11.2 percent (11 percent adjusted for currency) effectively halving the rate of decline from the past three quarters. Russia declined 12.0 percent (9 percent adjusted for currency) on a year-to-year basis. Overall, adjusted for currency, the growth markets had a modest sequential improvement of 1 point compared to the first quarter of 2014.

       Americas revenue decreased 0.6 percent, but increased 1 percent adjusted for currency compared to the second quarter of 2013. On a constant currency basis, this represents a 3 point improvement from the first quarter rate. The improvement in the Americas was driven by strong System z mainframe performance. Within the major markets, the U.S. was down 0.8 percent year to year, an improvement of 3 points compared to the first quarter, and Canada was down 9.6 percent (4 percent adjusted for currency). The Latin America growth markets increased 8.0 percent as reported (14 percent adjusted for currency) driven by the strong performance in Brazil.

Management Discussion – (continued)

       EMEA revenue increased 1.4 percent (decreased 3 percent adjusted for currency) year to year in the second quarter of 2014. Within the major markets, there was continued growth in Germany and Italy, with Germany increasing 10.7 percent (5 percent adjusted for currency) and Italy increasing 7.0 percent (2 percent adjusted for currency) compared to the second quarter of 2013.  However, the UK decreased 6.0 percent (14 percent adjusted for currency) and France decreased 5.1 percent (9 percent adjusted for currency). The EMEA growth markets decreased 4.7 percent (4 percent adjusted for currency) driven by declines in the Eastern European countries.

       Asia Pacific second quarter revenue decreased 8.5 percent (6 percent adjusted for currency) year over year. Japan decreased 1.6 percent as reported, but increased 2 percent on a constant currency basis. Adjusted for currency, this was the seventh consecutive quarter of revenue growth in Japan. This constant currency growth in Japan was more than offset by the Asia Pacific growth market countries which decreased 12.6 percent (11 percent adjusted for currency) compared to the second quarter of 2013.

       Total geographic revenue of $46,060 million for the first six months of 2014 decreased 2.8 percent (2 percent adjusted for currency) compared to the prior year. Major markets decreased 0.9 percent (1 percent adjusted for currency) and the growth market countries decreased 8.7 percent (5 percent adjusted for currency) for the first six months of the year.  Within the BRIC countries, combined revenue was down year to year 6.4 percent (2 percent adjusted for currency) driven by China which decreased 15.0 percent (15 percent adjusted for currency). While the company had strength in Latin America during the first half of the year, declines in some of the larger growth markets, such as China, Australia and Korea, impacted the overall performance in the growth markets.

       Americas revenue for the first six months of 2014 decreased 2.5 percent (1 percent adjusted for currency) compared to the prior year. The major market countries were down 3.2 percent (2 percent adjusted for currency), partially offset by an increase in the Latin America growth markets of 2.8 percent (11 percent adjusted for currency). Within the major market countries, the U.S. was down 2.2 percent and Canada was down 9.6 percent (2 percent adjusted for currency). Within the Latin America growth market countries, Brazil increased 8.6 percent (17 percent adjusted for currency). Mexico decreased 4.5 percent (2 percent adjusted for currency).

       Europe/Middle East/Africa (EMEA) revenue increased 2.7 percent (decreased 1 percent adjusted for currency) for the first six months of 2014 compared to the prior year. The major market countries increased 3.5 percent (decreased 1 percent adjusted for currency), while the growth market countries decreased 3.4 percent (2 percent adjusted for currency). In the major market countries, Germany increased 11.8 percent (7 percent adjusted for currency), Italy increased 8.2 percent (4 percent adjusted for currency), the UK decreased 3.0 percent (10 percent adjusted for currency) and France decreased 4.0 percent (8 percent adjusted for currency).

       Asia Pacific revenue decreased 10.5 percent (6 percent adjusted for currency) year to year for the first six months of 2014. Japan decreased 4.8 percent as reported, but increased 2 percent on a constant currency basis. The Asia Pacific growth markets decreased 14.1 percent (11 percent adjusted for currency).

       OEM revenue decreased 19.5 percent (19 percent adjusted for currency) and decreased 18.3 percent (18 percent adjusted for currency) year to year in the second quarter and first six months of 2014, respectively, driven by the Microelectronics OEM business.

Management Discussion – (continued)

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Total consolidated expense and other (income)	$6,804	$7,988	(14.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	(94)	(88)	7.4
Acquisition-related charges	(4)	(3)	19.2
Non-operating retirement-related (costs)/income	(7)	(106)	(93.5)
Operating (non-GAAP) expense and other (income)	$6,699	$7,791	(14.0)%
Total consolidated expense-to-revenue ratio	27.9%	32.0%	(4.1)	pts.
Operating (non-GAAP) expense-to-revenue ratio	27.5%	31.3%	(3.8)	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Total consolidated expense and other (income)	$14,367	$15,060	(4.6)%
Non-operating adjustments:
Amortization of acquired intangible assets	(186)	(177)	4.7
Acquisition-related charges	(10)	(13)	(21.6)
Non-operating retirement-related (costs)/income	(77)	(226)	(65.8)
Operating (non-GAAP) expense and other (income)	$14,094	$14,644	(3.8)%
Total consolidated expense-to-revenue ratio	30.7%	31.2%	(0.5)	pts.
Operating (non-GAAP) expense-to-revenue ratio	30.1%	30.3%	(0.2)	pts.

       Total expense and other (income) decreased 14.8 percent in the second quarter and decreased 4.6 percent in the first six months of 2014 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 14.0 percent in the second quarter and decreased 3.8 percent in the first six months of 2014 compared to the second quarter and first six months of 2013, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and six months ended June 30, 2014:	Three Months		Six Months		Three Months		Six Months
Currency*	1	pt.	1	pt.	1	pt.	1	pt.
Acquisitions**	2	pts.	2	pts.	2	pts.	2	pts.
Base expense	(18)	pts.	(7)	pts.	(17)	pts.	(6)	pts.

*     Reflects impacts of translation and hedging programs.

**   Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,813	$4,850	(0.8)%
Advertising and promotional expense	347	348	(0.4)
Workforce rebalancing charges	11	1,011	(98.9)
Retirement-related costs	171	244	(29.8)
Amortization of acquired intangible assets	94	88	7.4
Stock-based compensation	100	115	(13.3)
Bad debt expense	67	24	181.1
Total consolidated selling, general and administrative expense	$5,603	$6,680	(16.1)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(94)	(88)	7.4
Acquisition-related charges	(4)	(3)	30.8
Non-operating retirement-related (costs)/income	(27)	(93)	(71.1)
Operating (non-GAAP) selling, general and administrative expense	$5,478	$6,496	(15.7)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$9,425	$9,609	(1.9)%
Advertising and promotional expense	685	671	2.0
Workforce rebalancing charges	883	1,030	(14.3)
Retirement-related costs	403	509	(20.8)
Amortization of acquired intangible assets	186	177	4.7
Stock-based compensation	188	214	(12.0)
Bad debt expense	122	47	161.3
Total consolidated selling, general and administrative expense	$11,892	$12,257	(3.0)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(186)	(177)	4.7
Acquisition-related charges	(10)	(6)	72.9
Non-operating retirement-related (costs)/income	(114)	(197)	(42.0)
Operating (non-GAAP) selling, general and administrative expense	$11,583	$11,878	(2.5)%

        Total Selling, general and administrative (SG&A) expense decreased 16.1 percent (16 percent adjusted for currency) in the second quarter of 2014 versus the second quarter of 2013. The decrease was primarily driven by lower base expense (18 points), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 15.7 percent (16 percent adjusted for currency) primarily driven by lower base expense (17 points), partially offset by acquisition-related spending (2 points). Base expense includes workforce rebalancing charges in the second quarter of 2013 of $1,011 million. Normalized for the workforce rebalancing charges, operating (non-GAAP) SG&A base expense decreased 2 points year to year compared to the 17 point decrease above. Bad debt expense increased $43 million year to year driven by specific provision additions.

       SG&A expense decreased 3.0 percent (2 percent adjusted for currency) in the first six months of 2014 versus the first six months of 2013. The decrease was primarily driven by lower base expense (4 points) and the effects of currency (1 point), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 2.5 percent (2 percent adjusted for currency) primarily driven by lower base expense (3 points) and the effects of currency (1 point), partially offset by acquisition-related spending (2 points). Workforce rebalancing charges in the first six months of 2014 were $883 million, a decrease of $147 million year to year, which resulted in a 1 point year-to-year improvement in the operating (non-GAAP) SG&A base performance.  Normalized for the workforce rebalancing charges in both six-month periods, operating (non-GAAP) SG&A base expense decreased 2 points year to year compared to the 3 point decrease above. Bad debt expense increased $75 million year to year driven by specific provision additions. The receivables provision coverage

Management Discussion – (continued)

was 1.9 percent at June 30, 2014, an increase of 30 basis points from year-end 2013 and 40 basis points from June 30, 2013.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Total consolidated research, development and engineering expense	$1,457	$1,548	(5.9)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	20	(13)	nm
Operating (non-GAAP) research, development and engineering expense	$1,477	$1,535	(3.8)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Total consolidated research, development and engineering expense	$2,958	$3,193	(7.3)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	37	(29)	nm
Operating (non-GAAP) research, development and engineering expense	$2,995	$3,163	(5.3)%

nm - not meaningful

       Total Research, development and engineering (RD&E) expense was 6.0 percent and 6.3 percent of total revenue in the second quarter and first six months of 2014, respectively. These amounts were consistent with the prior year periods.

       Total RD&E expense decreased 5.9 percent in the second quarter of 2014 versus the second quarter of 2013 primarily driven by: lower base expense (8 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 3.8 percent in the second quarter of 2014 compared to the prior year, primarily driven by: lower base expense (6 points), partially offset by higher expense due to acquisitions (2 points).

       RD&E expense decreased 7.3 percent in the first six months of 2014 versus the first six months of 2013 primarily driven by: lower base expense (9 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 5.3 percent in the first six months of 2014 compared to the prior year, primarily driven by: lower base expense (7 points), partially offset by higher expense due to acquisitions (2 points).

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$77	$118	(34.3)%
Licensing/royalty-based fees	30	37	(17.9)
Custom development income	83	92	(9.8)
Total	$191	$247	(22.7)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$170	$163	4.4%
Licensing/royalty-based fees	63	86	(26.4)
Custom development income	165	182	(9.3)
Total	$398	$430	(7.5)%

Management Discussion – (continued)

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the second quarter and first six months of 2014 and 2013.

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$5	$(79)	nm %
(Gains)/losses on derivative instruments	14	33	(56.8)
Interest income	(22)	(19)	16.9
Net (gains)/losses from securities and investment assets	(1)	(1)	nm
Other	(196)	(25)	695.6
Total consolidated other (income) and expense	$(201)	$(91)	120.7%
Non-operating adjustment:
Acquisition-related charges	0	0	nm
Operating (non-GAAP) other (income) and expense	$(201)	$(91)	120.0%

nm - not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$49	$(494)	nm %
(Gains)/losses on derivative instruments	19	435	(95.6)
Interest income	(44)	(42)	5.0
Net (gains)/losses from securities and investment assets	4	(5)	nm
Other	(354)	(44)	702.0
Total consolidated other (income) and expense	$(326)	$(151)	115.7%
Non-operating adjustment:
Acquisition-related charges	0	(7)	(98.2)
Operating (non-GAAP) other (income) and expense	$(326)	$(158)	106.3%

nm - not meaningful

        Other (income) and expense was income of $201 million and $91 million in the second quarter of 2014 and 2013, respectively. The increase in income of $110 million year over year was primarily driven by the gain associated with the divestiture of the customer care business ($121 million) reflected in Other in the table above.

       Other (income) and expense was income of $326 million and $151 million in the first six months of 2014 and 2013, respectively. The increase in income of $175 million year over year was primarily driven by the gain associated with the divestiture of the customer care business ($219 million) in the first six months of 2014 reflected in Other in the table above.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Interest expense	$136	$98	38.3%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Interest expense	$240	$192	25.3%

Management Discussion – (continued)

       The increase in interest expense for the second quarter and first six months of 2014 versus the same periods of 2013 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 82 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2014 was $259 million and $519 million, respectively, an increase of $11 million and $28 million, respectively, year to year.

Retirement-Related Plans

       The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2014	2013	Change
Retirement-related plans – cost:
Service cost	$126	$131	(3.8)%
Amortization of prior service cost/(credits)	(29)	(28)	3.7
Cost of defined contribution plans	319	342	(6.5)
Total operating costs	$416	$444	(6.4)%
Interest cost	$1,010	$926	9.1%
Expected return on plan assets	(1,604)	(1,535)	4.5
Recognized actuarial losses	622	847	(26.5)
Plan amendments/curtailments/settlements	8	0	nm
Multi-employer plan/other costs	16	25	(36.5)
Total non-operating costs/(income)	$52	$262	(80.1)%
Total retirement-related plans – cost	$468	$706	(33.8)%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2014	2013	Change
Retirement-related plans – cost:
Service cost	$250	$273	(8.6)%
Amortization of prior service cost/(credits)	(59)	(58)	1.2
Cost of defined contribution plans	643	699	(8.0)
Total operating costs	$834	$914	(8.7)%
Interest cost	$2,016	$1,861	8.3%
Expected return on plan assets	(3,203)	(3,087)	3.8
Recognized actuarial losses	1,254	1,716	(26.9)
Plan amendments/curtailments/settlements	13	0	nm
Multi-employer plan/other costs	95	55	71.2
Total non-operating costs/(income)	$175	$546	(68.0)%
Total retirement-related plans – cost	$1,009	$1,460	(30.9)%

nm – not meaningful

       In the second quarter, total retirement-related plans cost decreased by $238 million compared to the second quarter of 2013, primarily driven by a decrease in recognized actuarial losses ($224 million) and higher expected return on plan assets ($70 million), partially offset by higher interest cost ($85 million). Total cost for the first six months of 2014 decreased $451 million versus the first six months of 2013, primarily driven by a decrease in recognized actuarial losses ($462 million) and higher expected return on plan assets ($116 million), partially offset by higher interest cost ($155 million).

Management Discussion – (continued)

        As discussed in the “Snapshot” on page 46, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter were $416 million, a decrease of $28 million compared to the second quarter of 2013, primarily driven by lower defined contribution plans cost ($22 million). Non-operating costs of $52 million decreased $210 million in the second quarter compared to the prior year driven primarily by a decrease in recognized actuarial losses ($224 million) and higher expected return on plan assets ($70 million), partially offset by higher interest cost ($85 million). For the first six months of 2014, operating retirement-related costs were $834 million, a decrease of $80 million compared to the first six months of 2013, primarily driven by lower defined contribution plans cost ($56 million) and lower service cost ($23 million). Non-operating costs of $175 million decreased $371 million in the first six months of 2014 compared to the prior year driven primarily by a decrease in recognized actuarial losses ($462 million) and higher expected return on plan assets ($116 million), partially offset by higher interest cost ($155 million).

       See note 8, "Retirement-Related Benefits," for additional plan cost detail.

Taxes

        The effective tax rate for the second quarter of 2014 was 20.0 percent compared to an effective tax rate of 22.1 percent for the second quarter of 2013. The effective tax rates for the first six months of 2014 and 2013 were 20.0 percent and 19.2 percent, respectively. The operating (non-GAAP) tax rate for the second quarter of 2014 was 20.0 percent compared to 22.0 percent for the second quarter of 2013. The operating (non-GAAP) tax rate for the first six months of 2014 was 20.0 percent compared to 19.8 percent for the first six months of 2013.

       The decline in the second quarter tax rates compared to the prior year was primarily due to a more favorable mix of geographic income and an increase in the expected utilization of foreign tax credits, offset by the lack of the favorable tax agreement received in the second quarter of 2013 which required a reassessment of certain valuation allowances on deferred tax assets (approximately $288 million), partially offset by a tax charge related to intercompany licensing of certain intellectual property (approximately $177 million). The year-to-year increase in the tax rates for the first six months was driven by the aforementioned impacts in the second quarter and the lack of the first quarter 2013 benefits associated with the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million) and newly enacted state legislation (approximately $125 million).

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

The amount of unrecognized tax benefits at December 31, 2013 increased $93 million in the second quarter of 2014 and increased $118 million in the first six months of 2014 to $4,576 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4,049 million at June 30, 2014.

In April 2010, the company appealed the determination of the Japan Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,183 million, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal had been denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government has appealed this ruling to the Tokyo High Court. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million from the Indian Tax Authorities for 2009. Due to the impact of currency, the assessment is valued at $890 million at June 30, 2014.  The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At June 30, 2014, the company has recorded $472 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian tax authorities.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2014	2013	Change
Earnings per share of common stock:
Assuming dilution	$4.12	$2.91	41.6%
Basic	$4.14	$2.93	41.3%
Diluted operating (non-GAAP)	$4.32	$3.22	34.2%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,005.1	1,109.4	(9.4)%
Basic	999.6	1,100.9	(9.2)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2014	2013	Change
Earnings per share of common stock:
Assuming dilution	$6.37	$5.60	13.7%
Basic	$6.41	$5.65	13.5%
Diluted operating (non-GAAP)	$6.82	$6.23	9.5%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,023.5	1,116.7	(8.4)%
Basic	1,017.4	1,107.3	(8.1)%

       Actual shares outstanding at June 30, 2014 were 997.6 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2014 were 104.3 million and 93.3 million shares lower, respectively, than the same periods in 2013, primarily as a result of the company’s common stock repurchase program.

Financial Position

Dynamics

       At June 30, 2014, the company continues to have the financial flexibility to support the business over the long term, as the company transitions to the new areas of enterprise IT. Cash and marketable securities at quarter end were $9,721 million. Total debt of $46,470 million increased $6,752 million from prior year-end levels, driven by an increase in commercial paper of $4,091 million. The commercial paper balance at June 30, 2014 was $6,549 million, with a weighted-average interest rate of 0.1 percent. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first six months of 2014, the company generated $6,905 million in cash from operations, a decrease of $292 million compared to the first six months of 2013. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 77, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Current assets	$48,182	$51,350
Current liabilities	42,433	40,154
Working capital	$5,749	$11,196

Current ratio	1.14:1	1.28:1

       Working capital decreased $5,446 million from the year-end 2013 position. The key changes are described below:

       Current assets decreased $3,168 million (a decrease of $3,417 million adjusted for currency), due to:

•         A decline of $1,759 million ($1,966 million adjusted for currency) in receivables primarily due to collections of higher year-end balances; and

•         A decrease in cash and cash equivalents and marketable securities of $1,345 million.

       Current liabilities increased $2,278 million ($2,085 million adjusted for currency), as a result of:

•         An increase in short-term debt of $5,600 million ($5,581 million adjusted for currency) primarily driven by an increase in commercial paper and by reclasses from long-term debt to reflect upcoming maturities (see debt analysis on pages 72 and 73); partially offset by

•         A decrease in taxes payable of $2,298 million ($2,314 million adjusted for currency) due primarily to tax payments in the U.S and Japan; and

•         A decrease in accounts payable of $1,191 million ($1,213 million adjusted for currency) reflecting declines from typically higher year-end balances.

Cash Flow

       The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2014	2013
Net cash provided by/(used in):
Operating activities	$6,905	$7,197
Investing activities	(965)	(1,876)
Financing activities	(6,933)	(6,043)
Effect of exchange rate changes on cash and cash equivalents	(8)	(133)
Net change in cash and cash equivalents	$(1,000)	$(854)

       Net cash provided by operating activities decreased by $292 million as compared to the first six months of 2013 driven by the following factors:

•      An increase in income taxes paid ($3,545 million in total) of $1,188 million primarily driven by audit settlement payments and other prior period discrete tax impacts settled in the first quarter of 2014;

•      An increase in cash payments for workforce rebalancing of $444 million; and

Management Discussion – (continued)

•         A decrease in cash provided by deferred income of $531 million due to lower levels of customer prepayments; partially offset by

•      An increase in cash provided by receivables of $955 million; and

•      A decrease in cash payments for performance-related bonus plans of $739 million.

       Net cash used in investing activities decreased $911 million compared to the first six months in 2013 driven by:

•         An increase in cash of $782 million from net sales of marketable securities and other investments; and

•         An increase of $396 million in cash from divestitures driven by the sale of the customer care business, partially offset by

•         An increase of $424 million in cash used for acquisitions.

       Net cash used in financing activities increased $890 million as compared to the first six months of 2013 driven by the following factors:

•         An increase of $5,939 million of net cash used for common stock transactions driven by share repurchases, partially offset by

•         An increase in net cash from debt transactions (including short-term borrowings) of $5,139 million.

Noncurrent Assets and Liabilities
	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Noncurrent assets	$76,132	$74,873
Long-term debt	34,008	32,856
Noncurrent liabilities (excluding debt)	30,360	30,284

       The increase in noncurrent assets of $1,259 million ($946 million adjusted for currency) was driven by:

•         An increase in prepaid pension assets of $1,343 million ($1,340 million adjusted for currency); and

•         An increase in investments and sundry assets of $730 million ($674 million adjusted for currency) driven by increases in derivatives and increases in long-term non-financing receivables; and

•         A decrease of $616 million in financing receivables ($795 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

       Long-term debt increased by $1,152 million ($1,147 million adjusted for currency) primarily driven by new debt of $5,048 million, partially offset by reclasses to short-term debt of $4,038 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Total company debt	$46,470	$39,718
Total Global Financing segment debt	$29,385	$27,504
Debt to support external clients	25,733	24,471
Debt to support internal clients	3,652	3,033

Management Discussion – (continued)

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 82.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 56.1 percent at June 30, 2014 compared to 39.0 percent at December 31, 2013 and 39.1 percent at June 30, 2013. Given the expected skew of the company’s cash from operations and free cash flow, the company expects its “core” debt-to-capitalization ratio to remain in the 50 percent range through the third quarter, and be approximately flat year to year at the end of 2014.

       Consolidated debt-to-capitalization ratio at June 30, 2014 was 72.6 percent versus 63.4 percent at December 31, 2013 and 65.6 percent at June 30, 2013.

Equity

       Total equity decreased by $5,417 million from December 31, 2013 as a result of an increase in treasury stock of $11,659 million primarily related to gross common stock repurchases in the first six months of 2014, partially offset by an increase in retained earnings of $4,441 million, a decrease in accumulated other comprehensive losses of $1,232 million and an increase in common stock of $570 million.

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

       In May 2010, the company met with investors to describe how the company manages its business, allocates its capital and serves its shareholders in a detailed discussion of its strategy. The company discussed how it continuously changes its business mix and resource allocation toward higher value, higher growth market opportunities. The company also discussed its transformation to a globally integrated enterprise and how this has allowed the company to capture new growth and productivity. The company highlighted that by aligning its business model with its clients’ needs, the company can achieve its financial goals which will allow the company to invest in future sources of growth and provide strong returns to its shareholders. This delivers long-term value and performance to all key stakeholders. The execution of the company’s strategy results in the 2015 road map — with the expectation of at least $20 of operating (non-GAAP) earnings per share in 2015.

       Within the IT industry, there are major shifts occurring – driven by data, cloud and changes in the way individuals are engaging. In the first half, the company had good performance in its offerings that address these shifts, including business analytics, cloud, mobile and security. As important, the company continues to take significant actions to move to these growth areas – examples include the targeted investments in SoftLayer capacity, the Bluemix launch, Watson, POWER8, chip innovation and the Apple partnership. The company is focused on allocating its capital efficiently and effectively – which means investing in the right places, as well as moving away from areas that do not support the company’s shift to higher value. This is an important part of the company’s model. Over the last few years, including the pending sale of the industry standard server business, the company has divested over $6 billion of revenue. The result is a stronger, more relevant business.

       Looking forward in 2014, the company expects continued good performance in the key growth areas; however, overall revenue growth will be impacted by the challenges in the hardware business and the customer care divestiture. The customer care divestiture impacted consolidated revenue growth in the first half by approximately 1 point, and it is expected that the impact will be approximately 1-1.5 points for the balance of the year. In addition, the divestiture of the System x server business to Lenovo will impact revenue performance, although that impact cannot be determined due to the uncertainty of the timing of the transaction closing. The company’s gross margin will reflect the ongoing productivity initiatives and actions to improve the cost base – as well as the relative strength of software. As always, the company expects to reinvest a portion of the productivity savings to drive the growth areas. The company also expects to continue to return value to its shareholders.

Management Discussion – (continued)

In July 2014, the company disclosed that it is expecting GAAP earnings of at least $17.00 and operating (non-GAAP) earnings of at least $18.00 per diluted share for the full year 2014. The operating (non-GAAP) earnings per share expectation exclude acquisition-related charges of $0.72 per share and non-operating retirement-related costs of $0.28 per share. This expectation results in an increase year to year of 13.8 percent in GAAP earnings per share and an increase of 10.5 percent year to year in operating (non-GAAP) earnings per share, keeping the company on track to its 2015 objective. The company’s guidance for 2014 does not include any gain from the sale of its System x server business due to the uncertainty of the timing of the transaction and the amount of the gain. The gain and any other financial statement impacts will ultimately be reflected in the company’s results, and the company will provide an update later in the year. For the second half of 2014, the company expects operating (non-GAAP) earnings per share growth to be higher in the fourth quarter versus the third quarter, with an expectation of double-digit earnings per share growth in the fourth quarter and single-digit earnings per share growth in the third quarter. Single-digit operating (non-GAAP) earnings per share growth in the third quarter, due to seasonality, will translate to no more absolute operating (non-GAAP) earnings per share than what the company recorded in the second quarter of 2014. The company’s expectations for the second half of 2014 reflect the same profit mix toward the fourth quarter that it discussed in April 2014. The fourth quarter is expected to benefit from strong Software performance, the benefits of productivity which will help margins in Global Services and transactional benefits in the Systems and Technology business.

       From a segment perspective, the Software business delivered increased revenue and profit in the first half, driven by key branded middleware. The company continues to see very good opportunity for its software solutions, and expects the revenue growth rate in Software to accelerate in the second half of 2014 to mid-single digits at constant currency. The Global Services business delivered constant currency revenue growth in the first half, adjusting for the divested customer care business. Pre-tax income increased modestly and the pre-tax margin expanded compared to the prior year. The company expects Global Services to deliver revenue growth for the rest of 2014 at rates similar to the first half, and overall, the company expects Global Services to deliver profit growth in the second half at a mid-single digit rate compared to the prior year driven by productivity in the base. Systems and Technology revenue declined 17 percent in the first half of 2014 reflecting both the cyclical and secular challenges that the company expects to continue. The company expects continued hardware revenue declines for the remainder of 2014. The company’s focus for the System and Technology business in 2014 is to stabilize the profit base on a year to year basis. The repositioning of the Power platform, the announcement of POWER8, new product announcements in Storage and the right-sizing of the business will all contribute to this objective. The company expects these actions, together with the divestiture of System x, will result in a smaller and more profitable hardware business going forward. The results in the first half indicate that the company is on track, and the company still expects profit stabilization on a full-year basis. The company will remain a leader in high-performance and high-end systems, in storage and in cognitive computing, and the company will continue to invest in R&D for advanced semiconductor technology.

       In the growth markets, overall, the constant currency revenue growth rate improved modestly in the second quarter compared to the first quarter. Performance in the second quarter was driven by the sequential improvements in Brazil, India and China. Looking forward, the company expects sequential improvement in the growth markets and continued improvement in sequential performance in China. Outside of China, the company does not expect a material change in the trajectory in the rest of the Asia Pacific growth markets. Latin America had a strong second quarter driven by Brazil. The company expects continued good performance in Latin America in the second half, though it will face a tough compare to a strong second half of 2013. In addition, when the sale of the industry standard server business closes, that will be a headwind to growth for total company revenue and in the emerging markets. The company still sees good opportunity in the growth markets and continues to invest in these key markets to capture that opportunity.

       The company’s free cash flow performance in the first half of 2014 compared to the prior year was significantly impacted by cash tax payments. Historically, the company’s free cash flow generation is skewed to the back end of the year. The company expects free cash flow in 2014 to increase by approximately $1 billion year to year to $16 billion, including the impacts of cash tax payments. Overall, cash tax payments are expected to be a year-to-year headwind in 2014 of about $2 billion, with the majority of that impact having occurred in the first quarter.

       In the first half of 2014, as part of its common stock repurchase program, the company repurchased 61.8 million shares of its common stock expending approximately $11.8 billion in the period. For the full year 2014, the company expects total share repurchase to be about the same or slightly less than the 2013 amount of $13.9 billion. The company will continue to return capital to its shareholders for the rest of 2014; however, it will be at a reduced rate relative to the first half.

       The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate will be approximately 20 percent in 2014. The rate will change year to year based on nonrecurring events, such as the settlement

Management Discussion – (continued)

of income tax audits, changes in tax laws and divestitures, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2014 pre-tax retirement-related plan cost to be approximately $2.1 billion, a decrease of approximately $800 million compared to 2013. This estimate reflects current pension plan assumptions at December 31, 2013. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.7 billion, a decrease of approximately $100 million versus 2013. Non-operating retirement-related plan cost is expected to be approximately $350 million, a decrease of approximately $700 million compared to 2013, driven by less recognized actuarial losses. Cash disbursements for all retirement-related plans are expected to be approximately $2.8 billion in 2014, an increase of approximately $100 million compared to 2013.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At June 30, 2014, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2013. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2013 Annual Report in note D, “Financial Instruments – Derivative Financial Instruments,” on pages 102 to 106.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first six months of 2014. Based on the currency rate movements in the first six months of 2014, total revenue decreased 3.1 percent as reported and decreased 2.4 percent at constant currency versus the first six months of 2013. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $30 million in the first half of 2014. The same mathematical exercise resulted in a decrease of approximately $170 million in the first half of 2013. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

       The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. In February 2013, the SITME rate was eliminated, and the official rate was set at 6.3 bolivars fuerte (BsF) to the U.S. dollar. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In December 2013, the Venezuelan government published the SICAD 1 rate implied by the transactions settled in these auctions, and issued Exchange Agreement No. 24 which clarified the use of the SICAD 1 mechanism. In January 2014, the government issued Exchange Agreement No. 25, and significantly expanded the transactions that qualify for use of SICAD 1 and stated that a new agency called the National Center of Foreign Commerce

Management Discussion – (continued)

(CENCOEX) would assume the role of CADIVI, which historically controlled the sale and purchase of foreign currency in Venezuela. In February 2014, the Venezuelan government signed into law a plan to open a new exchange control mechanism (“SICAD 2”), and indicated that the official rate of 6.3 BsF per USD would increasingly be reserved for the settlement of USD denominated obligations related to purchases of “essential goods and services.” In March 2014, the Venezuelan government published operating rules for SICAD 2 in Exchange Agreement No. 27. SICAD 2 began operating on March 24, 2014. In March 2014, the company adopted the SICAD 1 rate of 10.7 BsF per USD. The SICAD 1 rate is more representative of the exchange rate that will be used for the periodic auctions in SICAD 1 for many of the goods and services sold by the company’s Venezuelan operations. In the first quarter of 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in Other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2014, the company’s net asset position in Venezuela was $38 million. The company’s operations in Venezuela comprised less than 1 percent of total 2013 and 2012 revenue, respectively.

       In January 2014, the Argentinian government devalued its currency from 6 pesos to the U.S. dollar to 8 pesos to the U.S. dollar. This devaluation did not have a material impact given the size of the company’s operations in Argentina (less than 1 percent of total 2013 revenue).

Liquidity and Capital Resources

      In the company’s 2013 Annual Report, on pages 65 to 67, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2014, those amounts are $6.9 billion for net cash from operating activities, $9.7 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. In 2013, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2018. Refer to the 2013 Annual Report on page 114 for additional information.

      The major rating agencies’ ratings on the company’s debt securities at June 30, 2014 appear in the table below. The agency ratings remain unchanged from December 31, 2013. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2014, the fair value of those instruments that were in a liability position was $341 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2013 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 71 and 72. The following is management’s view of cash flows for the first six months of 2014 and 2013 prepared in a manner consistent with the table and description on pages 65 and 66 of the company’s 2013 Annual Report:

Management Discussion – (continued)

(Dollars in millions)
For the six months ended June 30:	2014	2013
Net cash from operating activities per GAAP:	$6,905	$7,197
Less: the change in Global Financing receivables	1,503	1,147
Net cash from operating activities, excluding Global Financing receivables	5,402	6,051
Capital expenditures, net	(1,796)	(1,668)
Free cash flow	3,606	4,382
Acquisitions	(603)	(179)
Divestitures	408	12
Share repurchase	(11,828)	(6,145)
Dividends	(2,086)	(1,996)
Non-Global Financing debt	5,019	205
Other (includes Global Financing receivables and Global Financing debt)	4,140	2,949
Change in cash, cash equivalents and short-term marketable securities	$(1,345)	$(772)

        Free cash flow of $3,606 million for the first six months of 2014 decreased $776 million year to year. The decrease was driven primarily by cash tax payments of $3.5 billion, which were higher year to year $1.2 billion, resulting from audit settlement payments and other prior period discrete tax impacts that settled in the first quarter of 2014; excluding the impact of cash tax payments, free cash flow increased approximately $400 million in the first half of 2014. In the first six months of 2014, the company continued to focus its cash utilization on returning value to shareholders including $2.1 billion in dividends and $11.8 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2013 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 13, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2014. Cash disbursements related to all retirement-related plans is expected to be approximately $2.8 billion in 2014. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Management Discussion – (continued)

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
External revenue	$504	$487	$1,016	$985
Internal revenue	685	575	1,303	1,116
Total revenue	1,189	1,061	2,318	2,101
Cost	360	340	682	665
Gross profit	$829	$721	$1,637	$1,436
Gross profit margin	69.7%	68.0%	70.6%	68.3%
Pre-tax income	$593	$550	$1,188	$1,088
After-tax income*	$397	$369	$800	$733
Return on equity*	39.0%	42.4%	40.2%	42.0%

* See page 82 for the details of the after-tax income and the return on equity calculation.

       The increase in revenue in the second quarter, as compared to the same period in 2013, was due to:

•         Growth in external revenue of 3.5 percent (4 percent adjusted for currency) due to an increase in financing revenue (up 5.1 percent to $393 million), partially offset by a decrease in equipment sales revenue (down 1.7 percent to $111 million); and

•         Growth in internal revenue of 19.2 percent, due to increases in used equipment sales revenue (up 23.0 percent to $587 million) and in financing revenue (up 0.7 percent to $99 million).

       The increase in revenue in the first six months, as compared to the same period in 2013, was due to:

•         Growth in external revenue of 3.1 percent (5 percent adjusted for currency) due to an increase in financing revenue (up 4.3 percent to $784 million), partially offset by a decrease in equipment sales revenue (down 0.8 percent to $231 million); and

•         Growth in internal revenue of 16.7 percent, due to increases in used equipment sales revenue (up 20.2 percent to $1,094 million) and in financing revenue (up 1.2 percent to $209 million).

       The increases in external financing revenue in the second quarter and for the first six months of 2014, compared to the same periods in 2013, were due to an increase in the average asset balance, partially offset by lower asset yields. The increases in internal financing revenue in the second quarter and for the first six months of 2014, compared to the same periods in 2013, were due to higher asset yields and average asset balance.

       Global Financing gross profit increased 14.9 percent and 14.0 percent in the second quarter and for the first six months, respectively, of 2014, compared to the same periods in 2013, due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit. The gross profit margin increased 1.7 points and 2.3 points, in the second quarter and for the first six months, respectively, of 2014, compared to the same periods in 2013, due to a margin increase in used equipment sales, partially offset by a margin decrease in financing.

       Global Financing pre-tax income increased 7.7 percent to $593 million in the second quarter, compared to the same period in 2013, due to higher gross profit ($107 million), partially offset by increases in financing receivables provisions ($50 million) and in selling, general and administrative expenses ($14 million). Pre-tax income increased 9.2 percent to $1,188 million in the first six months of 2014, compared to the same period in 2013, due to higher gross profit ($201 million), partially offset by increases in financing receivables provisions ($76 million) and in selling, general and administrative expenses ($23 million). The increases in financing receivables provisions for both periods were due to higher specific reserve requirements in the current year.

      The decreases in return on equity in the second quarter and for the first six months of 2014, compared to the same periods of 2013, were due to a higher average equity balance, partially offset by the increase in after-tax income.

Management Discussion – (continued)

Financial Position

Balance Sheet
	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Cash and cash equivalents	$1,509	$1,446
Net investment in sales-type and direct financing leases	9,337	9,739
Equipment under operating leases:
External clients (a)	852	947
Client loans	14,394	14,297
Total client financing assets	24,583	24,982
Commercial financing receivables	7,064	8,541
Intercompany financing receivables (b) (c)	4,642	4,216
Other receivables	324	352
Other assets	689	601
Total assets	$38,811	$40,138
Intercompany payables (b)	$2,869	$5,766
Debt (d)	29,385	27,504
Other liabilities	2,427	3,043
Total liabilities	34,681	36,314
Total equity	4,129	3,825
Total liabilities and equity	$38,811	$40,138

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company's internal business, or related to intercompany mark-up embedded in the Global Financing assets. See table on page 82.

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

       At June 30, 2014, substantially all financing assets are IT related assets, and approximately 59 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Management Discussion – (continued)

Originations

The following are total financing originations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Client financing	$3,335	$3,727	$6,355	$6,983
Commercial financing	9,765	9,741	20,126	18,794
Total	$13,101	$13,468	$26,480	$25,778

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first six months of 2014 which resulted in a net decline of financing assets from December 31, 2013. New originations of client financing assets exceeded cash collections in the second quarter of 2014, which resulted in a net increase in client financing assets in this period. The decrease in originations in the second quarter of 2014 was due to a decrease in volumes in client financing compared to the second quarter of 2013. The increase in originations in the first six months of 2014 was due to an increase in volumes in commercial financing compared to the same period in the prior year. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At June 30,	At December 31,
(Dollars in millions)	2014	2013
Gross financing receivables	$30,609	$32,319
Specific allowance for credit losses	367	279
Unallocated allowance for credit losses	107	113
Total allowance for credit losses	474	392
Net financing receivables	$30,135	$31,928
Allowance for credit losses coverage	1.5%	1.2%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in million)	Allowance	Additions/
January 1, 2014	Used*	(Reductions)	Other**	June 30,2014
$392	$(16)	$98	$0	$474

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.2 percent at December 31, 2013, to 1.5 percent at June 30, 2014, primarily due to an increase in specific reserve requirements. Specific reserves increased 32 percent from $279 million at December 31, 2013, to $367 million at June 30, 2014. Unallocated reserves decreased 5 percent from $113 million at December 31, 2013, to $107 million at June 30, 2014, due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was $65 million for the three months ended June 30, 2014, compared to $15 million for the same period in 2013.  Global Financing’s bad debt expense was $98 million for the six months ended June 30, 2014, compared to $22 million for the same period in 2013. The year-to-year increases in bad debt expense for both periods were due to higher specific reserve requirements, primarily in China, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 58.7 percent and 57.2 percent of Global Financing's revenue in the second quarter and first six months, respectively, of 2014, and 55.6 percent and 54.4 percent in the second quarter and first six months, respectively, of 2013.  The increases in both periods were due to a higher volume of used equipment sales for internal transactions. The gross profit margins on these sales were 67.1 percent and 67.5 percent and 59.1 percent and 59.0 percent in the second quarter and in the first six months, respectively, of 2014 and 2013.  The increases in the gross profit margin for both periods were driven by a margin increase in internal sales and a shift in mix toward higher margin internal equipment sales.

       The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2014 and June 30, 2014. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2014 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $117 million and $96 million for the financing transactions originated during the quarters ended June 30, 2014 and 2013, respectively and $203 million and $226 million for the six months ended June 30, 2014 and 2013, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $56 million and $59 million for the financing transactions originated during the quarters ended June 30, 2014 and 2013, respectively and $101 million and $115 million for the six months ended June 30, 2014 and 2013, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $7 million and $5 million for the financing transactions originated during the quarters ended June 30, 2014 and 2013, respectively and $12 million and $13 million for the six months ended June 30, 2014 and 2013, respectively. The cost of guarantees was $0.7 million and $0.5 million for the quarters ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	June 30, 2014 Balance
	January 1,	June 30,				2017 and
(Dollars in millions)	2014	2014	2014	2015	2016	Beyond
Sales-type and direct financing
leases	$736	$730	$89	$203	$223	$214
Operating leases	200	182	67	54	42	19
Total unguaranteed residual
value	$936	$912	$156	$257	$265	$233
Related original amount
financed	$17,642	$17,219
Percentage	5.3%	5.3%

Management Discussion – (continued)

Debt

	At June 30,		At December 31,
	2014		2013
Debt-to-equity ratio	7.1	x	7.2	x

        The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm's-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 79.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 78 and in Segment Information on pages 27 and 28.

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

(Dollars in millions)	At June 30, 2014		At December 31, 2013
Global Financing Segment		$29,385		$27,504
Debt to support external clients	$25,733		$24,471
Debt to support internal clients	3,652		3,033
Non-Global Financing Segments		17,085		12,214
Debt supporting operations	20,737		15,247
Intercompany activity	(3,652)		(3,033)
Total company debt		$46,470		$39,718

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Numerator:
Global Financing after tax income*	$397	$369	$800	$733
Annualized after tax income (A)	$1,587	$1,477	$1,601	$1,466
Denominator:
Average Global Financing equity (B)**	$4,067	$3,488	$3,986	$3,490
Global Financing return on equity(A)/(B)	39.0%	42.4%	40.2%	42.0%

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

       As discussed on page 81, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

       Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 46 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$11,975	$105		$45		$12,126
Gross profit margin	49.1%	0.4	pts.	0.2	pts.	49.8%
S,G&A	$5,603	$(98)		$(27)		$5,478
R,D&E	1,457	0		20		1,477
Other (income) and expense	(201)	0		0		(201)
Total expense and other (income)	6,804	(98)		(7)		6,699
Pre-tax income	5,171	203		52		5,427
Pre-tax income margin	21.2%	0.8	pts.	0.2	pts.	22.3%
Provision for income taxes*	$1,034	$41		$10		$1,085
Effective tax rate	20.0%	0.0	pts.	0	pts.	20.0%
Net income	$4,137	$163		$42		$4,341
Net income margin	17.0%	0.7	pts.	0.2	pts.	17.8%
Diluted earnings per share	$4.12	$0.16		$0.04		$4.32

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,132	$91		$156		$12,379
Gross profit margin	48.7%	0.4	pts.	0.6	pts.	49.7%
S,G&A	$6,680	$(91)		$(93)		$6,496
R,D&E	1,548	0		(13)		1,535
Other (income) and expense	(91)	0		0		(91)
Total expense and other (income)	7,988	(91)		(106)		7,791
Pre-tax income	4,144	182		262		4,588
Pre-tax income margin	16.6%	0.7	pts.	1.1	pts.	18.4%
Provision for income taxes*	$918	$9		$82		$1,009
Effective tax rate	22.1%	(0.7)	pts.	0.6	pts.	22.0%
Net income	$3,226	$173		$180		$3,579
Net income margin	12.9%	0.7	pts.	0.7	pts.	14.4%
Diluted earnings per share	$2.91	$0.15		$0.16		$3.22

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$22,518	$209		$98		$22,825
Gross profit margin	48.1%	0.4	pts.	0.2	pts.	48.7%
S,G&A	$11,892	$(196)		$(114)		$11,583
R,D&E	2,958	0		37		2,995
Other (income) and expense	(326)	0		0		(326)
Total expense and other (income)	14,367	(196)		(77)		14,094
Pre-tax income	8,151	405		175		8,731
Pre-tax income margin	17.4%	0.9	pts.	0.4	pts.	18.6%
Provision for income taxes*	$1,630	$81		$35		$1,746
Effective tax rate	20.0%	0	pts.	0	pts.	20.0%
Net income	$6,521	$324		$140		$6,985
Net income margin	13.9%	0.7	pts.	0.3	pts.	14.9%
Diluted earnings per share	$6.37	$0.31		$0.14		$6.82

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2013	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$22,810	$186		$320		$23,316
Gross profit margin	47.2%	0.4	pts.	0.7	pts.	48.2%
S,G&A	$12,257	$(183)		$(197)		$11,878
R,D&E	3,193	0		(29)		3,163
Other (income) and expense	(151)	(7)		0		(158)
Total expense and other (income)	15,060	(190)		(226)		14,644
Pre-tax income	7,750	376		546		8,672
Pre-tax income margin	16.0%	0.8	pts.	1.1	pts.	17.9%
Provision for income taxes*	$1,492	$63		$162		$1,717
Effective tax rate	19.2%	(0.1)	pts.	0.7	pts.	19.8%
Net income	$6,258	$313		$384		$6,955
Net income margin	12.9%	0.6	pts.	0.8	pts.	14.4%
Diluted earnings per share	$5.60	$0.28		$0.35		$6.23

* The tax impact on operating (non-GAAP) pre-tax income is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Forward-Looking and Cautionary Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and client spending budgets; the company's failure to meet growth and productivity objectives; a failure of the company's innovation initiatives; risks from investing in growth opportunities; failure of the company's intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company's pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers and business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels; the company’s ability to successfully manage acquisitions, alliances and dispositions; risks from legal proceedings; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 13, “Contingencies,” on pages 41 to 44 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2014.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*

April 1, 2014 - April 30, 2014	16,611,936	$193.84	16,611,936	$3,115,441,253

May 1, 2014 - May 31, 2014	—	$—	—	$3,115,441,253

June 1, 2014 - June 30, 2014	—	$—	—	$3,115,441,253

Total	16,611,936	$193.84	16,611,936

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Financial Position at June 30, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 29, 2014
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller
(Principal Accounting Officer)