Form 10-Q
period 2014-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2014-10-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk , New York	10504
(Address of principal executive offices)	(Zip Code)

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

        The registrant had 989,660,472 shares of common stock outstanding at September 30, 2014.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2014	2013*	2014	2013*
Revenue:
Services	$13,869	$14,225	$41,979	$42,811
Sales	8,034	8,604	25,180	26,665
Financing	494	509	1,521	1,506
Total revenue	22,397	23,338	68,680	70,982
Cost:
Services	8,868	9,098	27,100	27,950
Sales	2,398	2,542	7,269	7,881
Financing	257	268	765	805
Total cost	11,523	11,908	35,135	36,635
Gross profit	10,874	11,429	33,545	34,347
Expense and other (income):
Selling, general and administrative	5,281	5,260	17,146	17,463
Research, development and engineering	1,354	1,356	4,117	4,291
Intellectual property and custom
development income	(145)	(191)	(543)	(621)
Other (income) and expense	(103)	(63)	(433)	(217)
Interest expense	126	97	367	289
Total expense and other (income)	6,513	6,458	20,654	21,205
Income from continuing operations before
income taxes	4,361	4,972	12,891	13,142
Provision for income taxes	906	832	2,655	2,478
Income from continuing operations	$3,455	$4,139	$10,237	$10,665
Discontinued operations:
Loss from discontinued operations, net of tax	(3,437)	(98)	(3,698)	(366)
Net income	$18	$4,041	$6,539	$10,299

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$3.46	$3.77	$10.09	$9.60
Discontinued operations	(3.44)	(0.09)	(3.65)	(0.33)
Total	$0.02	$3.68	$6.44	$9.27
Basic:
Continuing operations	$3.48	$3.79	$10.15	$9.68
Discontinued operations	(3.46)	(0.09)	(3.67)	(0.33)
Total	$0.02	$3.70	$6.48	$9.35

Weighted-average number of common
shares outstanding: (millions)
Assuming dilution	997.7	1,098.8	1,014.9	1,110.7
Basic	991.8	1,090.9	1,008.9	1,101.8

Cash dividend per common share	$1.10	$0.95	$3.15	$2.75

* Reclassified to reflect discontinued operations presentation. See note 1 on page 9 for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income	$18	$4,041	$6,539	$10,299
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(1,126)	382	(848)	(959)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	3	1	0
Reclassification of (gains)/losses to net income	0	(5)	5	(5)
Subsequent changes in previously impaired
securities arising during the period	—	1	—	3
Total net changes related to available-for-sale securities	0	(1)	6	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	524	(409)	596	(58)
Reclassification of (gains)/losses to net income	58	(27)	91	(130)
Total unrealized gains/(losses) on cash flow hedges	582	(436)	687	(188)
Retirement-related benefit plans:
Prior service costs/(credits)	0	0	1	33
Net (losses)/gains arising during the period	1	105	48	300
Curtailments and settlements	7	0	20	0
Amortization of prior service (credits)/costs	(29)	(28)	(88)	(86)
Amortization of net (gains)/losses	635	872	1,923	2,623
Total retirement-related benefit plans	615	949	1,905	2,869
Other comprehensive income/(loss), before tax	71	895	1,749	1,721
Income tax (expense)/benefit related to items of
other comprehensive income	(680)	(91)	(1,126)	(933)
Other comprehensive income/(loss)	(609)	804	623	788
Total comprehensive income/(loss)	$(591)	$4,844	$7,162	$11,087

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$9,561	$10,716
Marketable securities	4	350
Notes and accounts receivable - trade (net of allowances of $316
in 2014 and $291 in 2013)	9,122	10,465
Short-term financing receivables (net of allowances of $432 in 2014
and $308 in 2013)	17,411	19,787
Other accounts receivable (net of allowances of $46 in 2014 and
$36 in 2013)	1,469	1,584
Inventories, at lower of average cost or market:
Finished goods	508	444
Work in process and raw materials	1,848	1,866
Total inventories	2,356	2,310
Deferred taxes	2,219	1,651
Prepaid expenses and other current assets	5,022	4,488
Total current assets	47,163	51,350

Property, plant and equipment	39,950	40,475
Less: Accumulated depreciation	28,882	26,654
Property, plant and equipment — net	11,068	13,821
Long-term financing receivables (net of allowances of $87 in 2014
and $80 in 2013)	10,993	12,755
Prepaid pension assets	7,443	5,551
Deferred taxes	2,697	3,051
Goodwill	31,045	31,184
Intangible assets — net	3,373	3,871
Investments and sundry assets	5,126	4,639
Total assets	$118,911	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At September 30,	At December 31,
	2014	2013
Liabilities:
Current liabilities:
Taxes	$2,475	$4,633
Short-term debt	12,876	6,862
Accounts payable	5,855	7,461
Compensation and benefits	3,965	3,893
Deferred income	11,346	12,557
Other accrued expenses and liabilities	5,788	4,748
Total current liabilities	42,306	40,154
Long-term debt	32,821	32,856
Retirement and nonpension postretirement benefit obligations	15,093	16,242
Deferred income	3,683	4,108
Other liabilities	10,613	9,934
Total liabilities	104,515	103,294
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	52,446	51,594
Shares authorized: 4,687,500,000
Shares issued: 2014 - 2,213,876,635
2013 - 2,207,522,548
Retained earnings	133,403	130,042
Treasury stock - at cost	(150,616)	(137,242)
Shares: 2014 - 1,224,216,164
2013 - 1,153,131,611
Accumulated other comprehensive income/(loss)	(20,978)	(21,602)
Total IBM stockholders’ equity	14,255	22,792
Noncontrolling interests	140	137
Total equity	14,395	22,929
Total liabilities and equity	$118,911	$126,223

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income	$6,539	$10,299
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	2,428	2,457
Amortization of intangibles	1,018	1,007
Stock-based compensation	416	455
Net (gain)/loss on asset sales and other	(262)	(139)
Loss on microelectronics business disposal	3,346	—
Changes in operating assets and liabilities, net of acquisitions/divestitures	(2,675)	(3,121)
Net cash provided by operating activities	10,809	10,957

Cash flows from investing activities:
Payments for property, plant and equipment	(2,793)	(2,559)
Proceeds from disposition of property, plant and equipment	325	256
Investment in software	(336)	(406)
Acquisition of businesses, net of cash acquired	(650)	(2,562)
Divestitures of businesses, net of cash transferred	489	247
Non-operating finance receivables — net	948	284
Purchases of marketable securities and other investments	(1,513)	(3,718)
Proceeds from disposition of marketable securities and other investments	1,765	4,035
Net cash used in investing activities	(1,765)	(4,423)

Cash flows from financing activities:
Proceeds from new debt	5,642	10,066
Payments to settle debt	(3,108)	(7,740)
Short-term borrowings/(repayments) less than 90 days — net	3,888	1,074
Common stock repurchases	(13,547)	(8,062)
Common stock transactions — other	549	826
Cash dividends paid	(3,176)	(3,033)
Net cash used in financing activities	(9,753)	(6,870)

Effect of exchange rate changes on cash and cash equivalents	(447)	(4)
Net change in cash and cash equivalents	(1,155)	(340)

Cash and cash equivalents at January 1	10,716	10,412
Cash and cash equivalents at September 30	$9,561	$10,072

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		6,539			6,539		6,539
Other comprehensive income/(loss)				623	623		623
Total comprehensive income/(loss)					$7,162		$7,162
Cash dividends paid –
common stock		(3,176)			(3,176)		(3,176)
Common stock issued under
employee plans (6,354,088 shares)	792				792		792
Purchases (1,124,077 shares) and
sales (894,291 shares) of treasury
stock under employee plans – net		(1)	(95)		(96)		(96)
Other treasury shares purchased,
not retired (70,854,767 shares)			(13,280)		(13,280)		(13,280)
Changes in other equity	60				60		60
Changes in noncontrolling interests						3	3
Equity - September 30, 2014	$52,446	$133,403	$(150,616)	$(20,978)	$14,255	$140	$14,395

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2013	$50,110	$117,641	$(123,131)	$(25,759)	$18,860	$124	$18,984
Net income plus other
comprehensive income/(loss)
Net income		10,299			10,299		10,299
Other comprehensive income/(loss)				788	788		788
Total comprehensive income/(loss)					$11,087		$11,087
Cash dividends paid –
common stock		(3,033)			(3,033)		(3,033)
Common stock issued under
employee plans (8,258,027 shares)	930				930		930
Purchases (1,419,498 shares) and
sales (1,574,179 shares) of treasury
stock under employee plans – net		(22)	(106)		(127)		(127)
Other treasury shares purchased,
not retired (39,926,001 shares)			(8,003)		(8,003)		(8,003)
Changes in other equity	164				164		164
Changes in noncontrolling interests						7	7
Equity - September 30, 2013	$51,203	$124,885	$(131,240)	$(24,971)	$19,877	$131	$20,008

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

       On October 20, 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations to GLOBALFOUNDRIES. The Microelectronics business was part of the Systems and Technology reportable segment. In the third quarter of 2014, the company recorded a pre-tax charge reflecting the fair value less estimated costs to sell the Microelectronics business, which included an impairment of the semiconductor-related long-lived assets, cash consideration and related disposal costs. The assets and liabilities of the Microelectronics business are reported as held for sale at September 30, 2014. The operating results of the Microelectronics business, including the noted charge, have been reported as discontinued operations. Prior periods have been reclassified to conform to this presentation to allow for a meaningful comparison of continuing operations. Refer to Note 9, “Acquisitions/Divestitures,” for additional information on the transaction.

       Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2013 Annual Report.

       Noncontrolling interest amounts in income of $2.4 million and $1.8 million, net of tax, for the three months ended September 30, 2014 and 2013, respectively, and $4.2 million and $4.2 million, net of tax, for the nine months ended September 30, 2014 and 2013, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

       Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

       In April 2014, the FASB issued guidance that changed the criteria for reporting a discontinued operation. Only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The company will adopt the new guidance on January 1, 2015.The impact to the company will be dependent on any transaction that is within the scope of the new guidance.

       In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss

Notes to Consolidated Financial Statements – (continued)

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

Notes to Consolidated Financial Statements – (continued)

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. See note A, “Significant Accounting Policies - Impairment,” on page 88 in the company’s 2013 Annual Report for additional information. In the third quarter of 2014, the company recorded an impairment on certain assets that were reported as held for sale at September 30, 2014. See note 9, “Acquisitions/Divestitures,” for additional information. There were no material impairments of non-financial assets for the nine months ended September 30, 2013.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$5,518	$—	$5,518
Commercial paper	—	382	—	382
Money market funds	1,266	—	—	1,266
U.S. government securities	—	250	—	250
Other securities	—	7	—	7
Total	1,266	6,157	—	7,423	(6)
Debt securities - current (2)	—	4	—	4	(6)
Debt securities - noncurrent (3)	1	8	—	9
Trading securities investments (3)	61	—	—	61
Available-for-sale equity investments (3)	7	—	—	7
Derivative assets (4)
Interest rate contracts	—	465	—	465
Foreign exchange contracts	—	684	—	684
Equity contracts	—	4	—	4
Total	—	1,153	—	1,153	(7)
Total assets	$1,336	$7,322	$—	$8,658	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$287	$—	$287
Equity contracts	—	28	—	28
Interest rate contracts	—	7	—	7
Total liabilities	$—	$322	$—	$322	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2014 were $638 million and $515 million respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other

      Liabilities in the Consolidated Statement of Financial Position at September 30, 2014 were $284 million and $38 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

      Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $128 million each.

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

      During the quarter ended September 30, 2014, the company transferred trading securities investments valued at $61 million from Level 2 to Level 1 due to the expiration of certain regulatory restrictions. There were no transfers between Levels 1 and 2 for the year ended December 31, 2013.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2014 and December 31, 2013, the difference

Notes to Consolidated Financial Statements – (continued)

between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $32,821 million and $32,856 million, and the estimated fair value was $35,165 million and $34,555 million at September 30, 2014 and December 31, 2013, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Debt and Marketable Equity Securities

        The company’s cash equivalents and current debt securities are considered available-for-sale and recorded at fair value, which is not materially different from carrying value, in the Consolidated Statement of Financial Position.

       During the first quarter of 2014, the company acquired equity investments in conjunction with the sale of the customer care business which are classified as trading securities. Unrealized losses related to trading securities of $8 million and unrealized gains of $8 million for the three months ended September 30, 2014 and nine months ended September 30, 2014, respectively, were recorded in other (income) and expense in the Consolidated Statement of Earnings.

       The following tables summarize the company’s noncurrent debt and marketable equity securities which are considered available-for-sale and recorded at fair value in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$2	$—	$9
Available-for-sale equity investments(1)	$6	$2	$0	$7

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2013:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$1	$—	$9
Available-for-sale equity investments(1)	$20	$2	$4	$18

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of September 30, 2014 and December 31, 2013, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended September 30:	2014	2013
Proceeds	$1	$8
Gross realized gains (before taxes)	0	5
Gross realized losses (before taxes)	0	0

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
For the nine months ended September 30:	2014	2013
Proceeds	$16	$28
Gross realized gains (before taxes)	0	9
Gross realized losses (before taxes)	5	4

       The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended September 30:	2014	2013
Net unrealized gains/(losses) arising during the period	$0	$3
Net unrealized (gains)/losses reclassified to net income*	0	(3)

*There were no writedowns for the three months ended September 30, 2014 and 2013, respectively.

(Dollars in millions)
For the nine months ended September 30:	2014	2013
Net unrealized gains/(losses) arising during the period	$1	$2
Net unrealized (gains)/losses reclassified to net income*	3	(3)

* There were no writedowns for the nine months ended September 30, 2014 and 2013, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2014.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2014 and December 31, 2013 was $14 million and $216 million, respectively, for which no collateral was posted at September 30, 2014 and December 31, 2013.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in net asset positions as of September 30, 2014 and December 31, 2013 was $1,153 million and $719 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $128 million and $251 million at September 30, 2014 and December 31, 2013, respectively, of liabilities included in master netting

Notes to Consolidated Financial Statements – (continued)

arrangements with those counterparties. Additionally, at September 30, 2014 and December 31, 2013, this exposure was reduced by $210 million and $29 million of cash collateral, respectively, received by the company. At September 30, 2014 and December 31, 2013, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $811 million and $439 million, respectively.  At September 30, 2014 and December 31, 2013, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $194 million and $250 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30, 2014 or December 31, 2013 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $210 million and $29 million at September 30, 2014 and December 31, 2013, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2014 or at December 31, 2013. At September 30, 2014, the company held $3 million in non-cash collateral in U.S. Treasury securities, and at December 31, 2013, no amounts of non-cash collateral were held.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2014 and December 31, 2013, the total notional amount of the company’s interest rate swaps was $5.8 billion and $3.1 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2014 and December 31, 2013 was approximately 9.0 years and 10.6 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2014 and December 31, 2013.

       At September 30, 2014 and December 31, 2013, net gains of approximately $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Notes to Consolidated Financial Statements – (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2014 and December 31, 2013, the total notional amount of derivative instruments designated as net investment hedges was $3.1 billion and $3.0 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2014 and December 31, 2013 was approximately 0.2 years and 0.4 years, respectively.

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At September 30, 2014 and December 31, 2013, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.7 billion and $10.2 billion, respectively, with a weighted-average remaining maturity of 0.6 years and 0.7 years, respectively.

       At September 30, 2014 and December 31, 2013, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $428 million and net losses of $252 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $410 million of gains and $166 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately seven years. At December 31, 2013, the total notional amount of cross currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.2 billion. At September 30, 2014, no amounts were outstanding under this program.

       At September 30, 2014 and  December 31, 2013, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $2 million (before taxes) and $9 million (before taxes) in accumulated other comprehensive income/(loss), respectively. Within these amounts, less than $1 million and $3 million of losses, respectively,  is expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $16.1 billion and $14.7 billion, respectively.

Notes to Consolidated Financial Statements – (continued)

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2014 and December 31, 2013, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion for both periods.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2014 and December 31, 2013.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2014 and December 31, 2013.

       The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2014, the total notional amount of derivative instruments in economic hedges of investment securities was $0.1 billion. No amounts were outstanding under this program at December 31, 2013.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of September 30, 2014 and December 31, 2013, as well as for the three and nine months ended September 30, 2014 and 2013, respectively:

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of September 30, 2014 and December 31, 2013

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	9/30/2014	12/31/2013	Classification	9/30/2014	12/31/2013
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$5	$—	expenses and liabilities	$0	$0
	Investments and sundry
	assets	460	308	Other liabilities	7	13
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	513	187	expenses and liabilities	63	331
	Investments and sundry
	assets	20	26	Other liabilities	28	112

Fair value of derivative				Fair value of derivative
assets		$998	$522	liabilities	$98	$456

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$117	$94	expenses and liabilities	$194	$40
	Investments and sundry
	assets	34	67	Other liabilities	2	1
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	3	36	expenses and liabilities	27	4
	Investments and sundry
	assets	1	—	Other liabilities	1	—
Fair value of derivative				Fair value of derivative
assets		$155	$197	liabilities	$224	$45

Total debt designated as
hedging instruments:
	Short-term debt	N/A	N/A		$—	$190
	Long-term debt	N/A	N/A		6,870	6,111

Total		$1,153	$719		$7,192	$6,802

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended September 30, 2014 and 2013

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:		2014	2013	2014	2013
Derivative instruments in fair value hedges(5):
Interest rate contracts	Cost of financing	$16	$5	$11	$19
	Interest expense	15	3	10	12
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(452)	254	N/A	N/A
Interest rate contracts	Other (income)
	and expense	(3)	—	N/A	N/A
Equity contracts	SG&A expense	(14)	46	N/A	N/A
	Other (income)
	and expense	5	—	N/A	N/A

Total		$(433)	$308	$21	$31

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the three months
ended September 30:	2014	2013		2014	2013	2014	2013
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(1)	$—	$—	$—
			Other (income)
Foreign exchange	524	(409)	and expense	(57)	30	(1)	0
contracts			Cost of sales	(4)	(17)	—	—
			SG&A expense	3	13	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	700	(223)	Interest expense	—	—	0	1

Total	$1,224	$(632)		$(58)	$27	$(1)	$1

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

(5)     For the three month period ended September 30, 2014, fair value hedges resulted in a gain of $2 million in ineffectiveness.  There were no amounts recorded as ineffectiveness on fair value hedges for the three month period ended September 30, 2013.

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the nine months ended September 30, 2014 and 2013

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:		2014	2013	2014	2013
Derivative instruments in fair value hedges(5):
Interest rate contracts	Cost of financing	$129	$(82)	$(53)	$156
	Interest expense	116	(53)	(47)	101
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(533)	(265)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	37	—	N/A	N/A
Equity contracts	SG&A expense	39	105	N/A	N/A
	Other (income)
	and expense	3	—	N/A	N/A

Total		$(209)	$(295)	$(100)	$257

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the nine months
ended September 30:	2014	2013		2014	2013	2014	2013
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(1)	$—	$—	$—
			Other (income)
Foreign exchange	596	(59)	and expense	(33)	115	(1)	0
contracts			Cost of sales	(53)	(15)	—	—
			SG&A expense	(5)	29	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	624	58	Interest expense	—	—	(1)	3

Total	$1,220	$(1)		$(91)	$129	$(2)	$3

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

(5)     For the nine month period ended September 30, 2014,  fair value hedges resulted in a gain of $2 million in ineffectiveness.  There were no amounts recorded as ineffectiveness on fair value hedges for the nine month period ended September 30, 2013.

      For the three and nine months ending September 30, 2014 and 2013, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements – (continued)

      Refer to the company’s 2013 Annual Report, note A, “Significant Accounting Policies – Derivative Financial Instruments,” on pages 90 to 91 for additional information.

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Current:
Net investment in sales-type and direct financing leases	$3,963	$4,004
Commercial financing receivables	6,437	8,541
Client loan and installment payment receivables (loans)	7,011	7,243
Total	$17,411	$19,787
Noncurrent:
Net investment in sales-type and direct financing leases	$4,641	$5,700
Client loan and installment payment receivables (loans)	6,352	7,055
Total	$10,993	$12,755

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $689 million and $737 million at September 30, 2014 and December 31, 2013, respectively, and is reflected net of unearned income of $560 million and $672 million, and net of the allowance for credit losses of $161 million and $123 million at those dates, respectively.

       Commercial financing receivables, net of the allowance for credit losses of $16 million and $23 million at September 30, 2014 and December 31, 2013, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan and installment payment receivables (loans), net of the allowance for credit losses of $343 million and $242 million at September 30, 2014 and December 31, 2013, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

       Client loan and installment payment receivables financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $685 million and $769 million at September 30, 2014 and December 31, 2013, respectively.

       The company did not have any financing receivables held for sale as of September 30, 2014 and December 31, 2013.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at September 30, 2014 and December 31, 2013. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets. For additional information on the company’s accounting policies for the allowance for credit losses, refer to the company’s 2013 Annual Report on pages 92 and 93.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At September 30, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,926	$2,069	$7,995
Loan receivables	9,250	4,456	13,706
Ending balance	$15,176	$6,525	$21,701
Collectively evaluated for impairment	$15,081	$6,128	$21,209
Individually evaluated for impairment	$95	$397	$492
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(14)	(5)	(19)
Provision	1	169	170
Other	(8)	(4)	(12)
Ending balance at September 30, 2014	$116	$388	$504
Lease receivables	$34	$127	$161
Loan receivables	$82	$261	$343

Collectively evaluated for impairment	$40	$35	$75
Individually evaluated for impairment	$76	$352	$428

(Dollars in millions)	Major	Growth
At December 31, 2013	Markets	Markets	Total
Financing receivables:
Lease receivables	$6,796	$2,200	$8,996
Loan receivables	10,529	4,012	14,542
Ending balance	$17,325	$6,212	$23,537
Collectively evaluated for impairment	$17,206	$6,013	$23,219
Individually evaluated for impairment	$119	$199	$318
Allowance for credit losses:
Beginning balance at January 1, 2013
Lease receivables	$59	$55	$114
Loan receivables	121	84	204
Total	$180	$138	$318
Write-offs	(23)	(10)	(33)
Provision	(21)	105	84
Other	1	(6)	(5)
Ending balance at December 31, 2013	$137	$228	$365
Lease receivables	$42	$80	$123
Loan receivables	$95	$147	$242

Collectively evaluated for impairment	$45	$48	$93
Individually evaluated for impairment	$93	$179	$272

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

       The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2014 and December 31, 2013.

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Major markets	$16	$25
Growth markets	57	34
Total lease receivables	$73	$59

Major markets	$32	$40
Growth markets	181	92
Total loan receivables	$213	$132

Total receivables	$285	$191

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At September 30, 2014		At December 31, 2013
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$65	$55	$79	$67
Growth markets	280	237	122	116
Total	$345	$292	$201	$183

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$67	$0	$0
Growth markets	235	0	0
Total	$302	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2013:	Investment	Recognized	Cash Basis
Major markets	$73	$0	$0
Growth markets	102	0	0
Total	$174	$0	$0

Notes to Consolidated Financial Statements – (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$72	$0	$0
Growth markets	185	0	0
Total	$256	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2013:	Investment	Recognized	Cash Basis
Major markets	$76	$0	$0
Growth markets	90	0	0
Total	$166	$0	$0

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

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at September 30, 2014 and December 31, 2013. Receivables with a credit quality indicator ranging from AAA to BBB- are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At September 30, 2014:	Markets	Markets	Markets	Markets
Credit Rating:
AAA – AA-	$501	$50	$782	$107
A+ – A-	1,460	140	2,279	302
BBB+ – BBB-	1,732	1,048	2,703	2,256
BB+ – BB	1,253	347	1,957	747
BB- – B+	547	247	854	532
B – B-	380	148	593	318
CCC+ – D	53	90	83	194
Total	$5,926	$2,069	$9,250	$4,456

       At September 30, 2014, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (40 percent), Government (16 percent), Manufacturing (14 percent), Retail (8 percent), Services (7 percent), Communications (6 percent), Healthcare (5 percent) and Other (4 percent).

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

Past Due Financing Receivables

       The company views financing receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At September 30, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$8	$5,918	$5,926	$8
Growth markets	25	2,044	2,069	12
Total lease receivables	$33	$7,962	$7,995	$20

Major markets	$12	$9,238	$9,250	$12
Growth markets	44	4,412	4,456	19
Total loan receivables	$57	$13,649	$13,706	$31

Total	$90	$21,611	$21,701	$51

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2013:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$6,789	$6,796	$5
Growth markets	19	2,181	2,200	11
Total lease receivables	$25	$8,970	$8,996	$16

Major markets	$9	$10,520	$10,529	$6
Growth markets	34	3,979	4,012	18
Total loan receivables	$43	$14,499	$14,542	$25

Total	$68	$23,469	$23,537	$41

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the nine months ended September 30, 2014 and for the year ended December 31, 2013.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Cost	$33	$27	$92	$89
Selling, general and administrative	105	110	293	324
Research, development and engineering	13	12	41	42
Other (income) and expense*	—	—	(9)	—
Pre-tax stock-based compensation cost	150	150	416	455
Income tax benefits	(51)	(52)	(141)	(157)
Total stock-based compensation cost	$99	$98	$276	$297

* Reflects the one-time effects related to the divestiture of the customer care business.

        Pre-tax stock-based compensation cost for the three months ended September 30, 2014 was flat compared to the corresponding period in the prior year. The decrease in the pre-tax stock-based compensation cost for the nine months ended September 30, 2014, as compared to the corresponding period in the prior year, was due to decreases related to restricted stock units ($21 million), performance share units ($4 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($13 million).

       The amount of stock-based compensation cost included in the loss from discontinued operations, net of tax was immaterial.

       As of September 30, 2014, the total unrecognized compensation cost of $1,057 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

       There was no significant capitalized stock-based compensation cost at September 30, 2014 and 2013.

6. Segments:   The tables on pages 28 and 29 reflect the results of operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income from continuing operations. These results are used, in part, by senior management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology*	Financing	Segments*
For the three months
ended September 30, 2014:
External revenue	$9,218	$4,459	$5,708	$2,434	$487	$22,305
Internal revenue	252	135	862	182	598	2,029
Total revenue	$9,470	$4,594	$6,570	$2,616	$1,084	$24,334
Pre-tax income/(loss)	$1,680	$805	$2,333	$(99)	$475	$5,195
Revenue year-to-year change	(2.9)%	(3.0)%	0.4%	(13.7)%	6.9%	(3.0)%
Pre-tax income year-to-year
change	(11.3)%	(15.0)%	(3.2)%	nm %	(3.7)%	(9.5)%
Pre-tax income margin	17.7%	17.5%	35.5%	(3.8)%	43.9%	21.3%

nm - not meaningful

For the three months
ended September 30, 2013*:
External revenue	$9,494	$4,558	$5,798	$2,864	$502	$23,216
Internal revenue	262	177	744	168	512	1,863
Total revenue	$9,755	$4,735	$6,542	$3,032	$1,015	$25,079
Pre-tax income/(loss)	$1,895	$948	$2,410	$(8)	$494	$5,738

Pre-tax income margin	19.4%	20.0%	36.8%	(0.3)%	48.7%	22.9%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2014	2013*
Revenue:
Total reportable segments	$24,334	$25,079
Eliminations of internal transactions	(2,029)	(1,863)
Other revenue adjustments	92	122
Total IBM Consolidated	$22,397	$23,338

Pre-tax income from continuing operations:
Total reportable segments	$5,195	$5,738
Amortization of acquired intangible assets	(201)	(201)
Acquisition-related charges	0	(13)
Non-operating retirement-related (costs)/income	(71)	(257)
Eliminations of internal transactions	(402)	(280)
Unallocated corporate amounts	(160)	(15)
Total income from continuing operations, before
income taxes	$4,361	$4,972

* Reclassified to reflect discontinued operations presentation.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems and	Global	Total
(Dollars in millions)	Services	Services	Software	Technology*	Financing	Segments*
For the nine months
ended September 30, 2014:
External revenue	$27,962	$13,476	$17,857	$7,590	$1,502	$68,387
Internal revenue	739	416	2,652	541	1,900	6,248
Total revenue	$28,701	$13,892	$20,508	$8,131	$3,403	$74,635
Pre-tax income/(loss)	$4,876	$2,266	$6,935	$(354)	$1,664	$15,386
Revenue year-to-year change	(2.5)%	(2.1)%	2.0%	(14.1)%	9.2%	(2.2)%
Pre-tax income year-to-year
change	(2.4)%	(0.3)%	1.0%	167.1%	5.2%	(1.3)%
Pre-tax income margin	17.0%	16.3%	33.8%	(4.4)%	48.9%	20.6%

For the nine months
ended September 30, 2013*:
External revenue	$28,634	$13,649	$17,792	$9,041	$1,488	$70,604
Internal revenue	801	545	2,312	423	1,628	5,710
Total revenue	$29,435	$14,194	$20,105	$9,464	$3,116	$76,314
Pre-tax income/(loss)	$4,994	$2,274	$6,867	$(133)	$1,582	$15,583

Pre-tax income margin	17.0%	16.0%	34.2%	(1.4)%	50.8%	20.4%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2014	2013*
Revenue:
Total reportable segments	$74,635	$76,314
Eliminations of internal transactions	(6,248)	(5,710)
Other revenue adjustments	292	378
Total IBM Consolidated	$68,680	$70,982

Pre-tax income from continuing operations:
Total reportable segments	$15,386	$15,583
Amortization of acquired intangible assets	(596)	(562)
Acquisition-related charges	(10)	(29)
Non-operating retirement-related (costs)/income	(246)	(803)
Eliminations of internal transactions	(1,433)	(998)
Unallocated corporate amounts	(209)	(49)
Total income from continuing operations before
income taxes	$12,891	$13,142

* Reclassified to reflect discontinued operations presentation.

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,126)	$(271)	$(1,397)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Subsequent changes in previously impaired securities arising during
the period	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$524	$(182)	$342
Reclassification of (gains)/losses to:
Cost of sales	4	(1)	3
SG&A expense	(3)	1	(2)
Other (income) and expense	57	(22)	35
Interest expense	1	0	1
Total unrealized gains/(losses) on cash flow hedges	$582	$(204)	$378
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	7	(2)	5
Amortization of prior service (credits)/costs	(29)	10	(19)
Amortization of net (gains)/losses	635	(212)	423
Total retirement-related benefit plans	$615	$(205)	$409
Other comprehensive income/(loss)	$71	$(680)	$(609)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$382	$86	$468
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$1
Reclassification of (gains)/losses to other (income) and expense	(5)	2	(3)
Subsequent changes in previously impaired securities arising during
the period	1	0	1
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(409)	$144	$(265)
Reclassification of (gains)/losses to:
Cost of sales	17	(7)	10
SG&A expense	(13)	5	(9)
Other (income) and expense	(30)	12	(19)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(436)	$153	$(282)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	105	(36)	68
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(28)	10	(18)
Amortization of net (gains)/losses	872	(304)	568
Total retirement-related benefit plans	$949	$(331)	$618
Other comprehensive income/(loss)	$895	$(91)	$804

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(848)	$(241)	$(1,090)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	5	(2)	3
Subsequent changes in previously impaired securities arising during
the period	––	––	––
Total net changes related to available-for-sale securities	$6	$(2)	$4
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$596	$(213)	$383
Reclassification of (gains)/losses to:
Cost of sales	53	(18)	35
SG&A expense	5	0	5
Other (income) and expense	33	(13)	20
Interest expense	1	0	1
Total unrealized gains/(losses) on cash flow hedges	$687	$(244)	$443
Retirement-related benefit plans(1):
Prior service costs/(credits)	$1	$0	$0
Net (losses)/gains arising during the period	48	(16)	32
Curtailments and settlements	20	(7)	14
Amortization of prior service (credits)/costs	(88)	29	(58)
Amortization of net (gains)/losses	1,923	(644)	1,279
Total retirement-related benefit plans	$1,905	$(638)	$1,266
Other comprehensive income/(loss)	$1,749	$(1,126)	$623

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2013:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(959)	$(21)	$(980)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$(1)	$0
Reclassification of (gains)/losses to other (income) and expense	(5)	2	(3)
Subsequent changes in previously impaired securities arising during
the period	3	(1)	2
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(58)	$25	$(33)
Reclassification of (gains)/losses to:
Cost of sales	15	(6)	9
SG&A expense	(29)	10	(18)
Other (income) and expense	(115)	45	(71)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(188)	$74	$(114)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$33	$(11)	$21
Net (losses)/gains arising during the period	300	(103)	197
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(86)	30	(57)
Amortization of net (gains)/losses	2,623	(901)	1,721
Total retirement-related benefit plans	$2,869	$(986)	$1,883
Other comprehensive income/(loss)	$1,721	$(933)	$788

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	383	(1,090)	32	1	(674)
Amount reclassified from accumulated
other comprehensive income	61	0	1,235	3	1,299
Total change for the period	443	(1,090)	1,267	4	623
September 30, 2014	$277	$(758)	$20,501	$3	$(20,978)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2013	$(90)	$1,733	$(27,406)	$4	$(25,759)
Other comprehensive income before
reclassifications	(33)	(980)	218	2	(793)
Amount reclassified from accumulated
other comprehensive income	(81)	0	1,664	(3)	1,580
Total change for the period	(114)	(980)	1,883	(1)	788
September 30, 2013	$(204)	$752	$(25,523)	$3	$(24,971)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the total retirement-related benefit plans’ impact on income before income taxes:

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$408	$631	(35.4)%
Nonpension postretirement plans – cost	67	74	(8.3)
Total	$475	$705	(32.6)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$1,280	$1,941	(34.1)%
Nonpension postretirement plans – cost	204	224	(8.9)
Total	$1,484	$2,165	(31.4)%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans:

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2014	2013	2014	2013
Service cost	$—	$—	$113	$124
Interest cost	553	495	385	379
Expected return on plan assets	(1,024)	(995)	(565)	(546)
Amortization of prior service costs/(credits)	2	2	(28)	(29)
Recognized actuarial losses	264	448	351	397
Curtailments and settlements	—	—	7	0
Multi-employer plans/other costs	—	—	36	16
Total net periodic pension (income)/cost of defined
benefit plans	(205)	(50)	300	341
Cost of defined contribution plans	179	204	133	137
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$(25)	$154	$433	$478

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2014	2013	2014	2013
Service cost	$—	$—	$346	$375
Interest cost	1,659	1,485	1,170	1,137
Expected return on plan assets	(3,072)	(2,986)	(1,715)	(1,636)
Amortization of prior service costs/(credits)	7	7	(85)	(90)
Recognized actuarial losses	792	1,343	1,072	1,195
Curtailments and settlements	—	—	20	—
Multi-employer plan/other costs	—	—	131	71
Total net periodic pension (income)/cost of defined
benefit plans	(614)	(151)	938	1,052
Cost of defined contribution plans	554	603	402	437
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$(60)	$452	$1,340	$1,489

       On March 24, 2014, the Supreme Court of Spain issued a ruling against IBM Spain in litigation involving its defined benefit and defined contribution plans. See page 45 for additional information. As a result of the ruling, the company recorded an additional pre-tax retirement-related obligation of $55 million in the first quarter of 2014 in selling, general and administrative expense in the Consolidated Statement of Earnings. This charge was not reflected in operating (non-GAAP) expense. This obligation is reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the nine months table above. To date, the rulings in this case are declaratory only.

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

       In 2014, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in Japan, the UK, Switzerland and the Netherlands. This amount represents the legally mandated minimum contributions. Total net contributions to the non-U.S. plans in the first nine months of 2014 were $387 million.

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company's nonpension postretirement plans:

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2014	2013	2014	2013
Service cost	$7	$9	$1	$2
Interest cost	47	41	16	14
Expected return on plan assets	0	0	(2)	(2)
Amortization of prior service costs/(credits)	(2)	––	(1)	(1)
Recognized actuarial losses	0	5	3	6
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$51	$55	$16	$19

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2014	2013	2014	2013
Service cost	$20	$26	$5	$7
Interest cost	140	123	48	46
Expected return on plan assets	0	(1)	(7)	(7)
Amortization of prior service costs/(credits)	(6)	—	(4)	(4)
Recognized actuarial losses	0	16	8	18
Curtailments and settlements	0	—	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$154	$164	$50	$60

        In connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the ‘Act’), the company qualified to receive a subsidy through 2013. Due to benefit plan changes effective January 1, 2014, the company no longer qualifies for the subsidy as of that date. The company may receive or pay additional amounts after 2013 to true up the final subsidy amount due to IBM under the Act. The company received a $23.0 million subsidy for the first nine months of 2014.  For further information related to the Act, refer to page 141 in the company’s 2013 Annual Report.

9. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2014, the company completed six acquisitions at an aggregate cost of $608 million.

The Software segment completed acquisitions of five privately held companies: in the first quarter, Aspera, Inc. (Aspera) and Cloudant, Inc. (Cloudant); in the second quarter, Silverpop Systems, Inc. (Silverpop) and Cognea Group Pty LTD (Cognea); and in the third quarter, CrossIdeas Srl.  Global Technology Services (GTS) completed one acquisition: in the third quarter, Lighthouse Security Group, LLC (Lighthouse), a privately held company.

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2014:

Notes to Consolidated Financial Statements – (continued)

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$56
Fixed assets/noncurrent assets		39
Intangible assets:
Goodwill	N/A	445
Completed technology	5-7	68
Client relationships	7	77
Patents/trademarks	1-7	18
Total assets acquired		705
Current liabilities		(26)
Noncurrent liabilities		(70)
Total liabilities assumed		(96)
Total purchase price		$608

N/A - not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  Aspera’s technology makes cloud computing faster, more predictable and more cost effective for big data transfers such as enterprise storage, sharing virtual images or accessing the cloud for increased computing capacity. Cloudant will extend the company’s mobile and cloud platform by enabling developers to easily and quickly create next generation mobile and web-based applications. Silverpop is a provider of cloud-based capabilities that deliver personalized customer engagements in highly scalable environments. Cognea offers personalized artificial intelligence capabilities designed to serve as an intuitive interface between human users and data-driven information. CrossIdeas delivers next generation identity and access governance capabilities to help mitigate access risks and segregation of duty violations.  Lighthouse is a provider of cloud-enabled managed identity and access management solutions.  Purchase price consideration for all acquisitions as reflected in the table above, is paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired companies and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.8 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $434 million has been assigned to the Software segment and goodwill of $11 million has been assigned to the Global Technology Services segment. It is expected that 1 percent of the goodwill will be deductible for tax purposes.

Divestitures:

        Microelectronics

       On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES will acquire the company’s Microelectronics business, including existing semiconductor manufacturing assets and operations in East Fishkill, NY and Essex Junction, VT. The commercial OEM business to be acquired by GLOBALFOUNDRIES includes custom logic and specialty foundry, manufacturing and related operations.

       The companies have also agreed to a ten year exclusive manufacturing sourcing agreement in which GLOBALFOUNDRIES will provide server processor semiconductor technology for use in IBM Systems. The agreement provides the company with capacity and market-based pricing for current semiconductor nodes in production and progression to nodes in the future for both development and production needs. As part of the transaction agreement, the company will provide GLOBALFOUNDRIES with certain transition services, including I/T, supply chain, packaging and test services and lab services. The initial term for these transition services is one to three years, with GLOBALFOUNDRIES having the ability to renew.

       The transaction will be completed as soon as is practical, subject to the satisfaction of regulatory requirements, customary closing conditions and any other required approvals.

Notes to Consolidated Financial Statements – (continued)

       In the third quarter, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems and Technology reportable segment. The pre-tax charge was recorded to reflect the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. The asset impairment was reflected in property, plant and equipment, net and the other costs of disposal were reflected in other accrued expenses and liabilities and other liabilities in the Consolidated Statement of Financial Position at September 30, 2014. These estimates may be adjusted, and the company may incur additional charges prior to the closing of the transaction. All assets and liabilities of the business are reported as held for sale at September 30, 2014.The cash consideration is expected to be transferred over three years with $750 million transferred at the closing date. The actual net cash related to the transaction will be adjusted by the amount of the working capital due from GLOBALFOUNDRIES, estimated to be $200 million.

      Reporting the related assets and liabilities as held for sale at September 30, 2014 was based on meeting all of the criteria for such reporting in the applicable accounting guidance. While the company met certain criteria for held for sale reporting in prior periods, it did not meet all of the criteria until September 30, 2014. In addition, at September 30, 2014, the company concluded that the Microelectronics business met the criteria for discontinued operations reporting. The disposal group constitutes a component under accounting guidance. The continuing cash inflows and outflows with the discontinued component are related to the manufacturing sourcing arrangement and the transition, packaging and test services. These cash flows are not direct cash flows as they are not significant and the company will have no significant continuing involvement.

       Summarized financial information for discontinued operations is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Total revenue	$360	$383	$925	$1,070
Loss from discontinued operations, before tax	$(141)	$(159)	$(520)	$(580)
Loss on disposal, before tax	(4,697)	–	(4,697)	–
Total loss from discontinued operations,	$(4,838)	$(159)	$(5,217)	$(580)
before income taxes
Provision/(benefit) for income taxes	(1,401)	(61)	(1,519)	(215)
Loss from discontinued operations, net of tax	$(3,437)	$(98)	$(3,698)	$(366)

			At September 30,	At December 30,
(Dollars in millions)			2014	2013
Assets:
Accounts receivable			$208	$166
Inventory			435	481
Property, plant & equipment, net			0	2,322
Other assets			103	90
Total assets			$746	$3,059
Liabilities:
Accounts payable			$154	$172
Deferred income			87	84
Other liabilities			163	20
Total liabilities			$404	$276

Industry Standard Server

On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo would acquire the company’s industry standard server portfolio for an adjusted purchase price of $2.1 billion, consisting of approximately $1.8 billion in cash, with the balance in Lenovo common stock. The stock represented less than 5 percent equity ownership in Lenovo. The company would sell to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

       IBM and Lenovo have entered into a strategic relationship which will include a global OEM and reseller agreement for sales of IBM’s industry-leading entry and midrange Storwize disk storage systems, tape storage systems, General Parallel

Notes to Consolidated Financial Statements – (continued)

File System software, SmartCloud Entry offering, and elements of IBM’s system software, including Systems Director and Platform Computing solutions. Effective with the initial closing of the transaction, Lenovo has assumed related customer service and maintenance operations. IBM will continue to provide maintenance delivery on Lenovo’s behalf for an extended period of time. In addition, as part of the transaction agreement, the company will provide Lenovo with certain transition services, including IT, supply chain and warranty services. The initial term for these transition services ranges from less than one year to three years. Lenovo can renew certain services for an additional year.

   As of September 30, 2014, the company had received all regulatory approvals, and the activities necessary to separate the tangible assets and prepare such assets for sale in order to close the transaction were completed. The transaction will be completed in phases, and the initial closing occurred on October 1, 2014. The transaction is expected to close in most other countries in which there is a larger business footprint in the fourth quarter of 2014, with the remaining countries in early 2015.

  The company expects to recognize a total pre-tax gain on the sale of approximately $1.5 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain is approximately $1.0 billion, substantially all of which will be recorded in the fourth quarter of 2014.

  The company’s industry standard server business is reported in the Systems and Technology segment, and the associated maintenance operations are part of the Global Technology Services segment. In 2013, this combined business delivered approximately $4.6 billion of revenue and was essentially breakeven on a pre-tax income basis.

  As of September 30, 2014, the industry standard server business had $310 million of total assets and $468 million of total liabilities which the company reported as held for sale on that date. The classification of the related assets and liabilities as held for sale at September 30, 2014 was based on meeting all of the criteria for such classification in the applicable accounting guidance. While the company met certain criteria for held for sale classification in prior periods, it did not meet the criteria that the disposal group was available for immediate sale in its present condition until September 30, 2014. Prior to that date, the company was engaged in the regulatory review process and in the activities necessary to separate the tangible assets and prepare such assets for sale. The assets held for sale at September 30, 2014 were comprised of: property, plant and equipment $131 million, inventory $133 million and intangible assets $47 million. Liabilities were comprised of: deferred income $342 million and warranty $125 million.

  In addition, at September 30, 2014, the company concluded that the industry standard server systems business did not meet the criteria for discontinued operations reporting. The disposal group consists of the industry standard server systems business and associated maintenance operations. The industry standard server systems business constitutes a component under accounting guidance, while the maintenance operations do not meet the definition of a component. Due to the significance of the continuing cash flows with the disposal group after the transaction closes, the company did not meet the criteria to report the industry standard server systems business as a discontinued operation.

      Customer Care

       On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX would acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX common stock, which represented less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, has become an IBM strategic business partner for global customer care business process outsourcing services.

        In the third quarter 2014, the company completed the final wave of closings which resulted in the transfer of the remaining customer care business assets to SYNNEX. A nominal amount of expense was recorded during the quarter to record certain transaction related expenses. Through the first nine months of 2014, the company has recorded a pre-tax gain of $212 million related to this transaction. The remaining financial impact associated with this transaction is expected to occur in the fourth quarter 2014, pending determination of final balance sheet adjustments.

       Retail Store Solutions

       On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

Notes to Consolidated Financial Statements – (continued)

       In the third quarter of 2014, the company completed the third phase of the transfer of the maintenance workforce to Toshiba. Subsequent wave closings are scheduled to be completed through the first quarter of 2015 along with associated parts and inventory transfer. The third phase transfer and an assessment of the ongoing contractual terms of the overall transaction resulted in the recognition of an additional pre-tax gain of $6 million in the third quarter of 2014.

       The company expects to close the final phase of the divestiture in the first quarter of 2015. Overall, the company expects to recognize a cumulative total pre-tax gain on the sale of approximately $508 million.

       Others

       On August 31, 2014, the company announced that it signed a definitive agreement with UNICOM Systems Inc whereby UNICOM acquired a non-strategic set of Cognos products. IBM acquired this product set through the acquisition of Cognos in 2008.

      On September 30, 2014, the company announced that it signed a definitive agreement with Rocket Software (Rocket) whereby Rocket acquired IMS Tools. IMS Tools was developed in 2000 for database management, performance and recovery tooling.

       On September 30, 2014, the company announced that it signed a definitive agreement with Kewill, whereby Kewill acquired the IBM Transportation Management System (TMS).

       On September 30, 2014, the company announced that it signed a definitive agreement with Rogue Wave Software (RW) whereby RW acquired the JViews Enterprise, Elixir, and Visualization for .NET products.

       All of the above transactions closed in the third quarter of 2014 and the financial terms related to these transactions were not material. Overall, the company recorded a pre-tax gain of $78 million related to these transactions in the third quarter of 2014.

       On June 30, 2014, the company completed the divestiture of its Solid DB suite of products to UNICOM. Also on June 30, 2014, the company completed the divestiture of its Human Capital Management business line in France to Sopra Group. Financial details for both transactions were not material.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,412	$(689)	$723
Client relationships	2,219	(1,204)	1,015
Completed technology	2,941	(1,497)	1,444
In-process R&D	2	—	2
Patents/trademarks	376	(199)	176
Other*	18	(6)	13
Total	$6,967	$(3,594)	$3,373

	At December 31, 2013
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,494	$(699)	$794
Client relationships	2,148	(977)	1,171
Completed technology	2,910	(1,224)	1,687
In-process R&D	13	—	13
Patents/trademarks	358	(154)	204
Other*	7	(5)	2
Total	$6,930	$(3,059)	$3,871

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

Notes to Consolidated Financial Statements – (continued)

     The net carrying amount of intangible assets decreased $498 million during the first nine months of 2014, primarily due to amortization, partially offset by intangible asset additions resulting from acquisitions. The aggregate intangible amortization expense was $339 million and $1,018 million for the third quarter and first nine months of 2014, respectively, versus $350 million and $1,007 million for the third quarter and first nine months of 2013, respectively. In addition, in the first nine months of 2014, the company retired $474 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2014:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2014 (for Q4)	$134	$220	$353
2015	379	659	1,038
2016	170	621	791
2017	41	491	532
2018	—	349	349

     The change in the goodwill balances by reportable segment, for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/14	Additions	Adjustments	Divestitures	Adjustments	9/30/14
Global Business Services	$4,334	$—	$—	$—	$(142)	$4,191
Global Technology Services	4,129	11	21	(52)	(56)	4,055
Software	21,121	434	(16)	(16)	(313)	21,210
Systems and Technology	1,601	—	—	—	(11)	1,589
Total	$31,184	$445	$5	$(67)	$(522)	$31,045

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/13	Additions	Adjustments	Divestitures	Adjustments	12/31/13
Global Business Services	$4,357	$—	$0	$(3)	$(21)	$4,334
Global Technology Services	2,916	1,246	17	—	(50)	4,129
Software	20,405	987	11	(4)	(279)	21,121
Systems and Technology	1,568	13	33	—	(14)	1,601
Total	$29,247	$2,246	$61	$(7)	$(363)	$31,184

       Purchase price adjustments recorded in the first nine months of 2014 and full year 2013 were related to acquisitions that were completed on or prior to December 31, 2013 or December 31, 2012, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2014 or the full year of 2013 and the company has no accumulated impairment losses.

11. Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Commercial paper	$6,474	$2,458
Short-term loans	329	551
Long-term debt—current maturities	6,073	3,854
Total	$12,876	$6,862

Notes to Consolidated Financial Statements – (continued)

       The weighted-average interest rate for commercial paper at September 30, 2014 and December 31, 2013 was 0.1 percent at both periods. The weighted-average interest rate for short-term loans was 7.6 percent and 5.1 percent at September 30, 2014 and December 31, 2013, respectively.

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2014	12/31/2013
U.S. dollar notes and debentures (average interest rate at September 30, 2014):
0.58%	2014–2015	$5,423	$6,456
2.75%	2016–2017	9,531	8,465
3.34%	2018–2021	8,056	6,206
1.88%	2022	1,000	1,000
3.38%	2023	1,500	1,500
3.63%	2024	2,000	–
7.00%	2025	600	600
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
7.13%	2096	316	316
		$31,770	$27,887
Other currencies (average interest rate at September 30, 2014, in parentheses):		\
Euros (2.0%)	2015–2025	4,438	5,894
Pound sterling (2.75%)	2017–2020	1,224	1,254
Japanese yen (0.5%)	2017	801	1,057
Swiss francs (3.8%)	2015–2020	169	181
Canadian (2.2%)	2017	447	471
Other (9.79%)	2015–2018	256	291
		$39,106	$37,036
Less: net unamortized discount		857	872
Add: fair value adjustment*		646	546
		$38,894	$36,710
Less: current maturities		6,073	3,854
Total		$32,821	$32,856

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

Notes to Consolidated Financial Statements – (continued)

provisions apply. If certain events of default were to occur, the principal and interest on the debt to which such event of default applied would become immediately due and payable.

        Pre-swap annual contractual maturities of long-term debt outstanding at September 30, 2014, are as follows:

(Dollars in millions)	Total
2014 (for Q4)	$1,409
2015	4,717
2016	5,175
2017	5,328
2018	2,617
2019 and beyond	19,860
Total	$39,106

Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2014	2013
Cost of financing	$407	$444
Interest expense	366	292
Net investment derivative activity	1	(3)
Interest capitalized	3	19
Total interest paid and accrued	$777	$752

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

	Liability			Liability
	as of		Other	as of
(Dollars in millions)	01/01/14	Payments	Adjustments*	9/30/2014
Current:
Workforce	$27	$(22)	$22	$28
Total current	$27	$(22)	$22	$28
Noncurrent:
Workforce	$440	$—	$(46)	$394
Total noncurrent	$440	$—	$(46)	$394

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

Notes to Consolidated Financial Statements – (continued)

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2014 were not material to the company’s results of continuing operations and financial position.

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

Notes to Consolidated Financial Statements – (continued)

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

       IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. On April 4, 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014 and the matter remains pending. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

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

       On March 24, 2014, in a suit brought by local Works Councils, the Supreme Court of Spain held that IBM Spain’s Defined Contribution (DC) Plan implemented in 1993 was null and void, and held that current employees could reinstate their rights to a Defined Benefit (DB) Plan, although with an offset for DC contributions paid to date.  The Court held that IBM Spain did not consult with the Works Councils in seeking the voluntary participation of employees in changing the pension scheme, and recommended that IBM Spain and the Works Councils engage in discussions over how to carry out the offset. The ruling is declaratory only. IBM Spain has requested leave to appeal the decision to the Constitutional Court and has started discussions with the Works Councils.

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $650 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

14. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,521 million and $5,028 million at September 30, 2014 and December 31, 2013, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,567 million and $1,769 million at September 30, 2014 and December 31, 2013, respectively.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $44 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables:

Standard Warranty Liability

(Dollars in millions)	2014	2013
Balance at January 1	$376	$394
Current period accruals	186	238
Accrual adjustments to reflect actual experience	6	21
Charges incurred	(252)	(292)
Balance at September 30	$316	$362

Notes to Consolidated Financial Statements – (continued)

Extended Warranty Liability

(Dollars in millions)	2014	2013
Aggregate deferred revenue at January 1	$579	$606
Revenue deferred for new extended warranty contracts	195	204
Amortization of deferred revenue	(214)	(244)
Other*	(21)	(7)
Aggregate deferred revenue at September 30	$539	$559

Current portion	$257	$283
Noncurrent portion	282	276
Aggregate deferred revenue at September 30	$539	$559

* Other primarily consists of foreign currency translation adjustments.

15. Subsequent Events: On October 28, 2014, the company announced that the Board of Directors approved a quarterly dividend of $1.10 per common share. The dividend is payable December 10, 2014 to shareholders of record on November 10, 2014.

       On October 28, 2014, the company announced that the Board of Directors authorized $5.0 billion in additional funds for use in the company’s stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended September 30:	2014	2013**	Change
Revenue	$22,397	$23,338	(4.0)	%*
Gross profit margin	48.6%	49.0%	(0.4)	pts.
Total expense and other (income)	$6,513	$6,458	0.9%
Total expense and other (income)-to-revenue ratio	29.1%	27.7%	1.4	pts.
Provision for income taxes from continuing operations	$906	$832	8.8%
Income from continuing operations	$3,455	$4,139	(16.5)%
Income from continuing operations margin	15.4%	17.7%	(2.3)	pts.
Loss from discontinued operations, net of tax	$(3,437)	$(98)	nm	%
Net income	$18	$4,041	(99.6)%
Earnings per share from continuing operations:
Assuming dilution	$3.46	$3.77	(8.2)%
Basic	$3.48	$3.79	(8.2)%
Consolidated earnings per share - assuming dilution	$0.02	$3.68	(99.5)%
Weighted-average shares outstanding:
Assuming dilution	997.7	1,098.8	(9.2)%
Basic	991.8	1,090.9	(9.1)%

* 3.6 percent decrease adjusted for currency
** Reclassified to reflect discontinued operations presentation.
nm - not meaningful

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on page 77 for additional information.

Operating (non-GAAP) Earnings:

        In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and retirement-related costs, and their related tax impacts. Operating earnings from continuing operations excludes discontinued operations. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside the operational performance of the business.

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

        The following table provides the company’s (non-GAAP) operating earnings for the third quarter of 2014 and 2013.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2014	2013**	Change
Net income as reported	$18	$4,041	(99.6)%
Loss from discontinued operations, net of tax	(3,437)	(98)	nm
Income from continuing operations	$3,455	$4,139	(16.5)%
Non-operating adjustments (net of tax):
Acquisition-related charges	159	166	(3.8)
Non-operating retirement-related costs/(income)	57	181	(68.4)
Operating (non-GAAP) earnings*	$3,671	$4,485	(18.2)%
Diluted operating (non-GAAP) earnings per share	$3.68	$4.08	(9.8)%

* See page 86 for a more detailed reconciliation of net income to operating earnings.
** Reclassified to reflect discontinued operations presentation.
nm - not meaningful

Financial Performance Summary:

       In the third quarter of 2014, the company reported $22.4 billion in revenue and delivered diluted earnings per share from continuing operations of $3.46 as reported and $3.68 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $3.4 billion related to the announced divestiture of the company’s Microelectronics business (see pages 37 and 38 for additional information on the transaction). On a consolidated basis, net income in the third quarter was $18 million, with diluted earnings per share of $0.02. The company generated $3.9 billion in cash from operations and $2.2 billion in free cash flow in the third quarter driving shareholder returns of $2.8 billion in gross common stock repurchases and dividends.

       The financial results in the third quarter fell short of the company’s expectations driven by three primary factors. First, Software revenue was weaker than expected resulting from some sales execution issues. In addition, the company has made it easier for clients to manage their software capacity across new and more traditional workloads as clients invest in the company’s platform over the longer term. Second, the company did not get the productivity required in the Global Services business which impacted both profit and margin in the quarter. Third, the environment, including currency, impacted the results. Currency rates moved sharply in September, which resulted in some impact in the third quarter, and the company expects currency to have a larger impact going forward. Additionally, overall, the company experienced delays in client decision-making in September, which had a particular impact in the quarter given the skew of the company’s transactional business.

       For some time now, the company has been clear about its strategic direction and its actions to address the market shifts around data, cloud and engagement. Throughout 2014, the company has been launching initiatives and making significant investments to drive this shift. The company has been successful, with strong revenue growth in its strategic imperatives, and that continued in the third quarter with the strategic imperatives again delivering double-digit revenue growth. However, some of the fundamental shifts in the industry are happening faster than the company planned. As a result, the company is putting in place a series of actions to accelerate its transformation:

•         First, the company is continuing to remix to higher value. The company took a bold step in its transformation with the announced divestiture of the Microelectronics business to GLOBALFOUNDRIES. The agreement leverages the strengths of each company – IBM’s semiconductor and material science research, development capabilities and leadership in high end systems, and GLOBALFOUNDRIES’ leadership in advanced technology manufacturing at scale and commitment to delivering future semiconductor technologies. With GLOBALFOUNDRIES operating at scale, the company will receive supply at market-based pricing for the long term, and the company will exit a

Management Discussion – (continued)

business that was not only capital intensive but also operating at a loss.

In January, the company announced the sale of its industry standard server business to Lenovo, and on October 1, 2014, the company completed the initial closing of this transaction. In 2013, this was a $4.6 billion business with effectively no annual profit. With the transaction, the company and Lenovo have formed a strategic alliance which includes an agreement for Lenovo to resell selected IBM storage and software products. To ensure a smooth transition for its clients, the company will provide related maintenance on Lenovo’s behalf.

The company will continue to remix its portfolio, by investing in higher value areas and making decisions on businesses that no longer support its high value strategy.

•         Second, the company is implementing changes that will make it easier for clients to consume its capabilities and innovations and increase its agility. The company is creating vertically integrated units to address key growth areas. Similar to the action taken with Watson earlier in 2014, the company is creating a dedicated business unit for Cloud, and other integrated units to address growth areas like security and smarter commerce. These actions will enable more focused investment, and will improve integration and speed in bringing solutions to the market and to the company’s clients.

To provide more flexibility to clients in the way that they purchase the company’s software, the company is accelerating investments to make its software more directly consumable through digital channels. As a result, the company will have an end-to-end digital sales and marketing channel which will improve its reach.

•         Third, the company is taking additional actions to simplify its structure and accelerate productivity. For example, to improve productivity in Global Services while providing greater value and innovation to clients, the company will accelerate the use of automation in its data centers and be more aggressive in the use of its global delivery skills and intellectual property across the service lines.

       These actions will have an impact on the company’s financial model. In the near term, revenue will be down but margin will improve, as the divestitures announced and closed in 2014 represented approximately $7 billion of annual 2013 revenue and pre-tax losses of approximately $500 million. These actions also allow spending and capital to be reinvested to areas that will accelerate the transformation and allow for continued strong returns to shareholders through dividends and share repurchases. All of these actions are consistent with the company’s strategic direction, and while there are impacts in the short term, they improve the company’s position for the long term.

       In the third quarter, total consolidated revenue decreased 4.0 percent, 3.6 percent at constant currency. Adjusting for the divested customer care business, revenue decreased 2 percent at constant currency. From a segment perspective, Global Services revenue declined 2.7 percent (2 percent adjusted for currency); adjusting for the divested customer care business, Global Services revenue was flat at constant currency. Global Technology Services (GTS) revenue decreased 2.9 percent (2 percent adjusted for currency); adjusting for the divested customer care business, GTS revenue increased 1 percent at constant currency driven by the large outsourcing contracts signed in 2013. Global Business Services (GBS) decreased 2.2 percent (1 percent adjusted for currency). Software revenue decreased 1.6 percent (2 percent adjusted for currency), with middleware essentially flat (down 1 percent adjusted for currency). Systems and Technology revenue decreased 15.0 percent (15 percent adjusted for currency) and reflected the product cycle impact in System z and declines in Power Systems, Storage and System x.

       From a geographic perspective, revenue in the major markets declined 3.4 percent as reported and 3 percent adjusted for currency, a 2 point sequential deceleration from the second quarter at constant currency. Revenue in the growth markets declined 5.6 percent as reported and 5 percent adjusted for currency, a 1 point sequential deceleration from the second quarter at constant currency. Within the growth markets, the BRIC countries (Brazil, Russia, India and China) decreased 6.9 percent as reported and 7 percent at constant currency.

       The consolidated gross profit margin decreased 0.4 points versus the third quarter of 2013 to 48.6 percent. The operating (non-GAAP) gross margin of 49.2 percent decreased 0.9 points year to year driven primarily by weak hardware performance and insufficient productivity in services. The Systems & Technology gross margin declined 5.9 points year to year due to a combination of lower margins across the brands and a mix away from the higher margin System z due to the product cycle. GTS realized savings from the workforce rebalancing action taken earlier in 2014 and continues to make investments in capacity and skills. However, GTS did not deliver planned base productivity and the transition of some new contracts took

Management Discussion – (continued)

longer than expected. In GBS, the company had strong growth with good margin performance in the strategic imperatives, however, in the more traditional back office implementations the company continues to see price pressure.

       Total expense and other (income) increased 0.9 percent in the third quarter of 2014 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 2.3 percent year to year. The company has been shifting its spending to drive the strategic imperatives and differentiated offerings. With the actions being taken, the shift in base spending will accelerate. The year-to-year drivers were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency*	1	pt.	1	pt.
	Acquisitions **	2	pts.	2	pts.
	Base expense	(1)	pt.	0	pts.

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

       There were two items that had an impact on total expense and other (income) year to year. Bad debt expense increased $72 million year to year in the third quarter. The company has a performance-based compensation structure, and as a result of the business not performing as expected, the accrual for 2014 performance-based compensation in the third quarter is down relative to the first half of 2014. However, the reduction in the third quarter of 2014 was not as substantial as the reduction in the third-quarter of 2013. As a result, performance-based compensation across both cost and expense was up approximately $230 million year to year.

       Pre-tax income from continuing operations of $4,361 million decreased 12.3 percent year to year and the pre-tax margin was 19.5 percent, a decrease of 1.8 points versus the third quarter of 2013. The continuing operations effective tax rate for the third quarter was 20.8 percent, an increase of 4.0 points year to year. Income from continuing operations of $3,455 million decreased 16.5 percent year to year and the loss from discontinued operations, net of tax, was $3,437 million in the third quarter of 2014 compared to $98 million in the third quarter of 2013. Net income of $18 million decreased $4,023 million year to year. Operating (non-GAAP) pre-tax income from continuing operations  decreased 14.9 percent year to year and the operating (non-GAAP) pre-tax margin was 20.7 percent, a decrease of 2.6 points year to year. Operating (non-GAAP) income from continuing operations decreased 18.2 percent and the operating (non-GAAP) income margin of 16.4 percent decreased 2.8 points compared to the prior year. The operating (non-GAAP) effective tax rate from continuing operations was 20.8 percent versus 17.6 percent in the third quarter of 2013.

       Diluted earnings per share from continuing operations of $3.46 decreased 8.2 percent year to year. Operating (non-GAAP) diluted earnings per share of $3.68 decreased 9.8 percent versus the third quarter of 2013. Diluted earnings per share from discontinued operations was ($3.44) compared to ($0.09) in the third quarter of 2013. In the third quarter, the company repurchased 9.1 million shares of its common stock.

        The company generated $3,904 million in cash flow provided by operating activities, an increase of $145 million compared to the third quarter of 2013, driven primarily by lower workforce rebalancing payments ($431 million), partially offset by a higher level of cash tax payments ($332 million). Net cash used in investing activities of $800 million decreased $1,748 million compared to the prior year, primarily due to decreased spending for acquisitions ($2,336 million). Net cash used in financing activities of $2,820 million increased $1,993 million compared to the prior year, primarily due to lower net debt issuances.

       In summary, the company is taking actions to make it easier for clients to do business with it, including creating vertically integrated units to address key growth areas and making its software more consumable through digital channels. Additional actions are being taken to drive more productivity and increase the agility of the company. While the company is continuing to invest to shift to higher value areas, it is also aggressively moving away from the businesses that do not fit its strategic portfolio. The sale of the industry standard server business and the announced divestiture of the Microelectronics business are the two most recent examples. All of these actions support the company’s shift to higher value.

       For the full year 2013, the company reported $14.94 in diluted earnings per share. Reclassified to reflect discontinued operations, full-year 2013 diluted earnings per share from continuing operations was $15.30, and diluted earnings per share

Management Discussion – (continued)

from discontinued operations was $(0.36). The loss from discontinued operations, net of tax, in 2013 was $398 million. Operating (non-GAAP) earnings per share, on a continuing operations basis, was $16.64 for the full year 2013 versus the previously reported $16.28. See page 88 for a detailed reconciliation of 2013 reclassified net income to operating earnings.

       In October 2014, the company stated that it is expecting GAAP earnings per share from continuing operations to be flat to down 2 percent for the full year 2014 compared to $15.30 in the prior year. The company also stated that it expects operating (non-GAAP) earnings, on a continuing operations basis, to be down 2 percent to down 4 percent for the full year 2014 compared to $16.64 in the prior year. See the Looking Forward section on page 76 for additional information regarding the company’s expectations.

Financial Results Summary:
			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the nine months ended September 30:	2014	2013**	Change
Revenue	$68,680	$70,982	(3.2)	%*
Gross profit margin	48.8%	48.4%	0.5	pts.
Total expense and other (income)	$20,654	$21,205	(2.6)%
Total expense and other (income)-to-revenue ratio	30.1%	29.9%	0.2	pts.
Provision for income taxes from continuing operations	$2,655	$2,478	7.1%
Income from continuing operations	$10,237	$10,665	(4.0)%
Income margin from continuing operations	14.9%	15.0%	(0.1)	pts.
Loss from discontinued operations, net of tax	$(3,698)	$(366)	nm	%
Net income	$6,539	$10,299	(36.5)%
Earnings per share from continuing operations:
Assuming dilution	$10.09	$9.60	5.1%
Basic	$10.15	$9.68	4.9%
Consolidated earning per share - assuming dilution	$6.44	$9.27	(30.5)%
Weighted-average shares outstanding:
Assuming dilution	1,014.9	1,110.7	(8.6)%
Basic	1,008.9	1,101.8	(8.4)%

	9/30/14	12/31/13
Assets	$118,911	$126,223	(5.8)%
Liabilities	$104,515	$103,294	1.2%
Equity	$14,395	$22,929	(37.2)%

* 2.7 percent decrease adjusted for currency
** Reclassified to reflect discontinued operations presentation.
nm - not meaningful

        The following table provides the company’s (non-GAAP) operating earnings for the first nine months of 2014 and 2013.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2014	2013**	Change
Net income as reported	$6,539	$10,299	(36.5)%
Loss from discontinued operations, net of tax	(3,698)	(366)	nm
Income from continuing operations	$10,237	$10,665	(4.0)%
Non-operating adjustments (net of tax):
Acquisition-related charges	483	479	1.0
Non-operating retirement-related costs/(income)	197	564	(65.1)
Operating (non-GAAP) earnings*	$10,917	$11,708	(6.8)%
Diluted operating (non-GAAP) earnings per share	$10.76	$10.54	2.1%

* See page 87 for a more detailed reconciliation of net income to operating earnings.
** Reclassified to reflect discontinued operations presentation.
nm - not meaningful

Management Discussion – (continued)

Financial Performance Summary:

       In the first nine months of 2014, the company reported revenue of $68.7 billion, income from continuing operations of $10,237 million and diluted earnings per share from continuing operations of $10.09 as reported and $10.76 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $3,698 million in the first nine months of 2014 and $366 million in the first nine months of 2013. The company generated $10.8 billion in cash from operations and $5.8 billion in free cash flow in the first nine months of 2014 driving shareholder returns of $16.7 billion in gross common stock repurchases and dividends.

       Total consolidated revenue decreased 3.2 percent (3 percent adjusted for currency) compared to the first nine months of 2013. Adjusting for the divested customer care business, revenue decreased 2 percent at constant currency. The company has a set of offerings that address the strategic areas of data, cloud and the way clients are engaging. Revenue in the strategic imperatives was up double digits in the first nine months of 2014 with approximately half of the content in software. Business analytics revenue increased 8 percent with the strongest growth coming from GBS. This is a large business for the company with revenues in 2013 of nearly $16 billion. The company has a broad analytics portfolio that helps clients to extract value from their data. Cloud revenue was up over 50 percent year to year. The delivered as-a-service component was up over 80 percent and exited the third quarter with an annual run rate of $3.1 billion. The company’s cloud portfolio supports the full scope of enterprise client cloud requirements, including solutions for private, hybrid and public clouds. In engagement, mobile revenue more than doubled year to year, social offerings returned to growth, with double-digit growth in the third quarter, and security revenue was up over 20 percent. This was the 8th consecutive quarter of double-digit growth in security.

       The company continues to launch initiatives and make significant investments to drive the shift toward the strategic imperatives. For example:

•         Earlier in 2014, the company created a Watson unit and committed $1 billion to bring Watson’s cognitive capabilities to the enterprise, and

•         The company launched Bluemix; is globally expanding SoftLayer’s cloud data centers; and, formed a partnership with Apple for enterprise mobility.

       From a segment perspective, Software revenue was flat year to year as reported and at constant currency. Middleware revenue increased 2.1 percent (2 percent adjusted for currency). Global Services revenue declined 2.0 percent (1 percent adjusted for currency). Adjusted for the divested customer care business, Global Services revenue increased 1 percent at constant currency. Global Technology Services (GTS) declined 2.3 percent (1 percent adjusted for currency); adjusting for the divested customer care business, GTS revenue increased 2 percent at constant currency. Global Business Services revenue decreased 1.3 percent as reported, flat adjusted for currency. Systems and Technology revenue decreased 16.0 percent (16 percent adjusted for currency). On a geographic basis, revenue in the growth markets declined 7.7 percent (5 percent adjusted for currency) and the major markets declined 1.7 percent (2 percent adjusted for currency).

       The consolidated gross margin of 48.8 percent improved 0.5 points year to year. The operating (non-GAAP) gross margin of 49.5 percent was flat compared to the prior year. An improved mix toward Software was offset by a margin decline in Systems and Technology.

       Total expense and other (income) decreased 2.6 percent in the first nine months of 2014 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 1.5 percent compared to the first nine months of 2013. The key drivers of the year-to-year change in total expense and other (income) were approximately:

		Total		Operating
		Consolidated		(non-GAAP)
	Currency *	1	pt.	1	pt.
	Acquisitions**	2	pts.	2	pts.
	Base expense	(5)	pts.	(4)	pts.

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related
	charges.

Management Discussion – (continued)

       There were several significant items that had an impact on total expense and other (income) year to year. Workforce rebalancing charges for the first nine months of 2014 were $894 million compared to $1,015 million in the prior year. In addition, the company recorded pre-tax gains of $365 million in the first nine months of 2014 related to divestitures, including $212 million related to the divestiture of the customer care outsourcing business. Bad debt expense increased $148 million year to year driven by specific provision additions. The receivables provision coverage was 2.2 percent at September 30, 2014, an increase of 60 basis points from December 31, 2013 and 60 basis points from September 30, 2013.

       Pre-tax income from continuing operations decreased 1.9 percent year to year and the pre-tax margin was 18.8 percent, an increase of 0.3 points year to year. The effective tax rate for the first nine months was 20.6 percent, compared with 18.9 percent in the prior year. Income from continuing operations of $10,237 million decreased 4.0 percent and the net income margin was 14.9 percent, a decrease of 0.1 points year to year. Loss from discontinued operations, net of tax, was $3,698 million in the first nine months of 2014 compared to $366 million in the first nine months of 2013. Net income of $6,539 million decreased $3,760 million year to year. Operating (non-GAAP) pre-tax income from continuing operations decreased 5.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations declined 0.5 points to 20.0 percent versus the prior year. Operating (non-GAAP) income from continuing operations of $10,917 million decreased 6.8 percent and the operating (non-GAAP) income margin from continuing operations of 15.9 percent decreased 0.6 points. The operating (non-GAAP) effective tax rate from continuing operations for the first nine months was 20.6 percent versus 19.5 percent in 2013.

       Diluted earnings per share from continuing operations of $10.09 increased 5.1 percent compared to the prior year. Operating (non-GAAP) diluted earnings per share of $10.76 increased 2.1 percent year to year in the first nine months. In the first nine months of 2014, the company repurchased 70.9 million shares of its common stock.

       At September 30, 2014, the company’s balance sheet and liquidity position remained strong and well positioned to support the business over the long term. Cash and marketable securities at quarter end were $9,565 million, a decrease of $1,501 million from December 31, 2013. Key drivers in the balance sheet and total cash flows are:

       Total assets decreased $7,312 million ($4,029 million adjusted for currency) from December 31, 2013 driven by:

•         Decreases in total receivables ($5,596 million), property, plant and equipment ($2,753 million) driven primarily by the impairment of the long-lived semiconductor assets ($2,353 million), and cash and cash equivalents ($1,155 million); partially offset by

•         Increased prepaid pension assets ($1,892 million).

       Total liabilities increased $1,222 million ($3,905 million adjusted for currency) from December 31, 2013 driven by:

•         Increases in total debt ($5,979 million) and accruals related to the Microelectronics divestiture ($2,337 million); partially offset by

•         Decreases in current taxes payable ($2,158 million), deferred income ($1,635 million) and accounts payable ($1,606 million).

       Total equity of $14,395 million decreased $8,534 million from December 31, 2013 as a result of:

•         Increased treasury stock ($13,374 million) driven by share repurchases; partially offset by

•         Higher retained earnings ($3,362 million), higher common stock ($852 million) and decreased losses in accumulated other comprehensive income/(loss) ($623 million).

       The company generated $10,809 million in cash flow provided by operating activities, a decrease of $148 million compared to the first nine months of 2013, driven primarily by a higher level of cash tax payments ($1,521 million), partially offset by increased cash provided by receivables ($868 million). Net cash used in investing activities of $1,765 million was $2,659 million lower than the first nine months of 2013, primarily due to a decrease in cash used for acquisitions ($1,912 million). Net cash used in financing activities of $9,753 million increased $2,883 million compared to the prior year, driven primarily by increased cash used for gross common stock purchases ($5,485 million), partially offset by higher net cash proceeds from total debt ($3,022 million).

Management Discussion – (continued)

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the third quarter and first nine months of 2014 versus the third quarter and first nine months of 2013 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended September 30:	2014	2013*	Change		Currency
Revenue:
Global Technology Services	$9,218	$9,494	(2.9)%		(2.2)%
Gross margin	38.5%	39.0%	(0.5)	pts.
Global Business Services	4,459	4,558	(2.2)%		(1.4)%
Gross margin	31.3%	32.9%	(1.6)	pts.
Software	5,708	5,798	(1.6)%		(1.7)%
Gross margin	87.6%	88.0%	(0.4)	pts.
Systems and Technology	2,434	2,864	(15.0)%		(14.8)%
Gross margin	33.9%	39.9%	(5.9)	pts.
Global Financing	487	502	(3.2)%		(3.1)%
Gross margin	47.8%	47.2%	0.7	pts.
Other	92	122	(24.3)%		(24.2)%
Gross margin	(143.8)%	(211.6)%	(67.8)	pts.
Total consolidated revenue	$22,397	$23,338	(4.0)%		(3.6)%
Total consolidated gross profit	$10,874	$11,429	(4.9)%
Total consolidated gross margin	48.6%	49.0%	(0.4)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	106	101	4.6%
Acquisition-related charges	—	1	(100.0)
Retirement-related costs/(income)	43	154	(72.2)
Operating (non-GAAP) gross profit	$11,023	$11,686	(5.7)%
Operating (non-GAAP) gross margin	49.2%	50.1%	(0.9)	pts.

* Reclassified to reflect discontinued operations presentation.

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the nine months ended September 30:	2014	2013*	Change		Currency
Revenue:
Global Technology Services	$27,962	$28,634	(2.3)%		(1.3)%
Gross margin	38.3%	37.9%	0.4	pts.
Global Business Services	13,476	13,649	(1.3)%		(0.4)%
Gross margin	30.4%	30.9%	(0.5)	pts.
Software	17,857	17,792	0.4%		0.2%
Gross margin	88.0%	88.0%	0.0	pts.
Systems and Technology	7,590	9,041	(16.0)%		(16.0)%
Gross margin	36.3%	40.2%	(3.9)	pts.
Global Financing	1,502	1,488	1.0%		2.5%
Gross margin	49.6%	46.4%	3.2	pts.
Other	292	378	(22.8)%		(22.1)%
Gross margin	(162.5)%	(185.3)%	(22.8)	pts.
Total consolidated revenue	$68,680	$70,982	(3.2)%		(2.7)%
Total consolidated gross profit	$33,545	$34,347	(2.3)%
Total consolidated gross margin	48.8%	48.4%	0.5	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	315	285	10.6%
Acquisition-related charges	—	4	(100.0)
Retirement-related costs/(income)	141	474	(70.4)
Operating (non-GAAP) gross profit	$34,001	$35,110	(3.2)%
Operating (non-GAAP) gross margin	49.5%	49.5%	0.0	pts.

* Reclassified to reflect discontinued operations presentation.

Global Services

       In the third quarter of 2014, the Global Services segments, Global Technology Services (GTS) and Global Business Services (GBS), delivered revenue of $13,677 million, a decrease of 2.7 percent (2 percent adjusted for currency) compared to the prior year. Normalizing for the divestiture of the customer care business, Global Services revenue decreased 0.5 percent (flat adjusted for currency). Pre-tax income in the third quarter decreased 12.6 percent and the pre-tax margin decreased 1.9 points to 17.7 percent. Total outsourcing revenue of $6,059 million decreased 5.2 percent (4 percent adjusted for currency) when compared to the prior year, and decreased 0.5 percent (flat adjusted for currency) when normalized for the divestiture. Total transactional revenue of $5,874 million decreased 0.3 percent (flat adjusted for currency).

       In the first nine months of 2014, total Global Services revenue was $41,438 million, a decrease of 2.0 percent (1 percent adjusted for currency) year to year. Normalizing for the divestiture of the customer care business, Global Services revenue decreased 0.1 percent, but increased 1 percent adjusted for currency. Total outsourcing revenue of $18,478 million decreased 5.2 percent (4 percent adjusted for currency), adjusted for the divestiture, revenue decreased 1.1 percent and was flat on a constant currency basis. Total transactional revenue of $17,742 million increased 1.5 percent (2 percent adjusted for currency).

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2014	2013	Change	Currency
Global Services external revenue:	$13,677	$14,052	(2.7)%	(2.0)%
Global Technology Services	$9,218	$9,494	(2.9)%	(2.2)%
Outsourcing	5,115	5,377	(4.9)	(4.2)
Integrated Technology Services	2,359	2,353	0.3	1.2
Maintenance	1,743	1,764	(1.2)	(0.7)
Global Business Services	$4,459	$4,558	(2.2)%	(1.4)%
Outsourcing	944	1,016	(7.1)	(6.1)
Consulting and Systems Integration	3,515	3,542	(0.8)	(0.1)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2014	2013	Change	Currency
Global Services external revenue:	$41,438	$42,283	(2.0)%	(1.0)%
Global Technology Services	$27,962	$28,634	(2.3)%	(1.3)%
Outsourcing	15,661	16,407	(4.5)	(3.6)
Integrated Technology Services	7,083	6,917	2.4	3.6
Maintenance	5,218	5,311	(1.7)	(0.6)
Global Business Services	$13,476	$13,649	(1.3)%	(0.4)%
Outsourcing	2,817	3,089	(8.8)	(7.5)
Consulting and Systems Integration	10,659	10,560	0.9	1.7

  Global Technology Services revenue of $9,218 million decreased 2.9 percent (2 percent adjusted for currency) in the third quarter of 2014. Normalizing for the divestiture of the customer care business, revenue increased 0.3 percent (1 percent adjusted for currency). GTS revenue decreased 2.3 percent (1 percent adjusted for currency) to $27,962 million in the first nine months of 2014. However, adjusted for the divestiture, revenue increased 0.5 percent (2 percent adjusted for currency). Within GTS, SoftLayer continues to attract new workloads to the platform as its footprint expands. In the third quarter, cloud data centers were opened in London and Toronto, as well as two federal datacenters outside of Dallas and Washington D.C. Cloud capacity was also added in Singapore. GTS Outsourcing grew 0.8 percent (2 percent adjusted for currency) in the third quarter when normalized for the customer care divestiture. That growth was driven by performance from the substantial new contracts brought on during 2013.

 Global Business Services revenue of $4,459 million decreased 2.2 percent (1 percent adjusted for currency) in the third quarter of 2014 and decreased 1.3 percent (flat adjusted for currency) for the first nine months of the year. Consulting and Systems Integration (C&SI) revenue declined 0.8 percent (flat adjusted for currency) in the third quarter. There was strong double digit growth in the practices that are highly differentiated in the marketplace which address cloud, analytics, mobile and social. This was offset by declines in the areas that are becoming less differentiated such as the more traditional back office implementations. As announced in July, the company has formed a strategic partnership with Apple to deliver a new class of “enterprise ready” MobileFirst business applications for iOS combining mobility and analytics. In the fourth quarter of 2014, the first dozen applications are expected to be launched. Application Outsourcing revenue decreased 7.1 percent (6 percent adjusted for currency) in the third quarter, reflecting modest sequential improvement compared to the second quarter of this year. Performance continues to be impacted by pricing pressure and client renegotiations, as well as a reduction in elective projects.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2014	2013	Change
Global Technology Services:
External gross profit	$3,549	$3,705	(4.2)%
External gross profit margin	38.5%	39.0%	(0.5)	pts.
Pre-tax income	$1,680	$1,895	(11.3)%
Pre-tax margin	17.7%	19.4%	(1.7)	pts.
Global Business Services:
External gross profit	$1,397	$1,501	(6.9)%
External gross profit margin	31.3%	32.9%	(1.6)	pts.
Pre-tax income	$805	$948	(15.0)%
Pre-tax margin	17.5%	20.0%	(2.5)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2014	2013	Change
Global Technology Services:
External gross profit	$10,706	$10,842	(1.3)%
External gross profit margin	38.3%	37.9%	0.4	pts.
Pre-tax income	$4,876	$4,994	(2.4)%
Pre-tax margin	17.0%	17.0%	0.0	pts.
Global Business Services:
External gross profit	$4,100	$4,220	(2.8)%
External gross profit margin	30.4%	30.9%	(0.5)	pts.
Pre-tax income	$2,266	$2,274	(0.3)%
Pre-tax margin	16.3%	16.0%	0.3	pts.

       GTS gross profit margin decreased 0.5 points in the third quarter but increased 0.4 points for the first nine months of 2014 compared to prior year. In the third quarter, pre-tax income decreased 11.3 percent to $1,680 million and the pre-tax margin declined 1.7 points to 17.7 percent compared to the prior year. While benefits continue from the workforce rebalancing actions earlier this year, these benefits were more than offset in the third quarter. Investments across the portfolio in areas like new resiliency centers, additional security skills and the SoftLayer cloud hub expansion and the lost profit from the divested customer care business have contributed to this performance. Additionally, there was not sufficient productivity in the base, partially due to the large deals signed in 2013 which have lower margins in the early stages and where the transition was not executed as rapidly as expected.

        GBS gross profit margin decreased 1.6 and 0.5 points in the third quarter and first nine months of 2014, respectively, compared to the prior year. Pre-tax income decreased 15.0 percent to $805 million and the pre-tax margin declined 2.5 points to 17.5 percent in the third quarter. GBS also continued to benefit from the previous workforce rebalancing actions, but this was more than offset by other factors which included the impact of lower revenue on a relatively fixed cost base. In areas where the company has strong differentiation, such as solutions that address the strategic imperatives, there is good growth and gross margin performance. However, in the parts of the portfolio that are not as well differentiated, there is continued price and profit pressure. In these areas, the company will be more aggressive on the use of global delivery centers and in applying intellectual property for faster time to value for its clients and improved business results for the company.

Global Services Backlog

        The estimated Global Services backlog at September 30, 2014 was $128 billion, a decrease of 9.3 percent (5 percent adjusted for currency) compared to the September 30, 2013 balance. This includes a backlog reduction in 2014 of $3.6 billion associated with the customer care divestiture. Adjusting for the divestiture, backlog was down 6.7 percent (2 percent adjusted for currency) year to year. The estimated transactional backlog at September 30, 2014 decreased 3.7 percent (flat adjusted for currency) from the September 30, 2013 levels. The estimated outsourcing backlog decreased 12.3 percent (8 percent adjusted for currency) including the backlog reduction from the customer care divestiture. Adjusting for the divestiture, the estimated outsourcing backlog decreased 8.2 percent (4 percent adjusted for currency) compared to the September 30, 2013 balance.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2014	2013	Change	Currency
Backlog:
Total backlog	$127.9	$141.1	(9.3)%	(5.0)%
adjusted for customer care			(6.7)%	(2.4)%
Outsourcing backlog	$79.0	$90.1	(12.3)%	(7.8)%
adjusted for customer care			(8.2)%	(3.6)%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2014	2013	Change	Currency
Total signings:	$11,049	$12,340	(10.5)%	(9.5)%
Outsourcing signings	$5,032	$6,095	(17.4)%	(16.8)%
Transactional signings	6,017	6,245	(3.7)%	(2.5)%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2014	2013	Change	Currency
Total signings:	$33,194	$45,689	(27.3)%	(26.6)%
Outsourcing signings	$15,307	$25,729	(40.5)%	(39.8)%
Transactional signings	17,887	19,960	(10.4)%	(9.7)%

Management Discussion – (continued)

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2014	2013	Change	Currency
Software external revenue:	$5,708	$5,798	(1.6)%	(1.7)%
Middleware:	$4,725	$4,745	(0.4)%	(0.6)%
Key branded middleware:	3,694	3,725	(0.8)	(1.0)
WebSphere Family			6.7	6.4
Information Management			(4.9)	(5.0)
Workforce Solutions			1.4	0.6
Tivoli			2.5	2.5
Rational			(12.3)	(12.1)
Other middleware	1,031	1,021	1.0	0.9
Operating systems	513	576	(11.0)	(11.2)
Other	470	476	(1.4)	(1.2)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2014	2013	Change	Currency
Software external revenue:	$17,857	$17,792	0.4%	0.2%
Middleware:	$14,921	$14,613	2.1%	1.9%
Key branded middleware:	11,674	11,530	1.2	1.1
WebSphere Family			7.8	7.5
Information Management			(1.6)	(1.7)
Workforce Solutions			(3.5)	(4.0)
Tivoli			4.1	3.8
Rational			(7.3)	(7.2)
Other middleware	3,246	3,083	5.3	5.1
Operating systems	1,562	1,760	(11.3)	(11.4)
Other	1,375	1,419	(3.1)	(3.1)

       Software revenue of $5,708 million decreased 1.6 percent (2 percent adjusted for currency) in the third quarter and increased 0.4 percent (flat adjusted for currency) to $17,857 million in the first nine months of 2014, respectively. In the third quarter, middleware decreased 0.4 percent (1 percent adjusted for currency) while operating systems were down 11.0 percent (11 percent adjusted for currency). In the third quarter, the company did have solid growth in many of its solution areas, including security, mobile and cloud. In addition, across the software brands, Software-as-a-Service (SaaS) offerings were up nearly 50 percent versus the third quarter of 2013. However, overall software results did not meet the company’s expectations. First, there were some sales execution issues. Second, given clients substantial investment in the IBM software platform, the company has been providing more flexibility on how clients deploy its software, and with economics that enable their mobile and social workloads on its platforms. This enables clients to better manage their capacity and commit to the company’s platforms for the long term. This will drive higher utilization of the company’s middleware as these mobile and social platforms drive additional on-premise workload.

       Key branded middleware revenue, which accounted for 65 percent of total Software revenue in the third quarter of 2014, decreased 0.8 percent (1 percent adjusted for currency) compared to the prior year. In the first nine months of 2014, key branded middleware grew 1.2 percent (1 percent adjusted for currency) and accounted for 65 percent of total Software revenue.

       WebSphere revenue increased 6.7 percent (6 percent adjusted for currency) and 7.8 percent (8 percent adjusted for currency) in the third quarter and first nine months of 2014 year to year, respectively.   Performance in the third quarter was led by commerce, mobile solutions and business integration offerings. Both on-premise and SaaS offerings contributed to WebSphere growth, with the majority of this growth coming from on-premise solutions. In commerce, there was broad based growth with strong momentum in Commerce-as-a-Service which includes recent acquisitions like Silverpop and Aspera.  Across software and services, the company’s mobile business more than doubled from the prior year in the third quarter.

Management Discussion – (continued)

       Information Management revenue decreased 4.9 percent (5 percent adjusted for currency) in the third quarter and decreased 1.6 percent (2 percent adjusted for currency) in the first nine months of 2014 compared to the prior year. In the third quarter, performance was impacted by sales execution challenges and some product transitions.

       Tivoli revenue increased 2.5 percent (3 percent adjusted for currency) in the third quarter and 4.1 percent (4 percent adjusted for currency) in the first nine months of 2014 compared to the prior year periods. Revenue growth in the quarter was driven by security and storage software. Security grew again at a double digit rate, marking its twelfth consecutive quarter of growth with most of those quarters increasing by double digits.

       Workforce Solutions revenue increased 1.4 percent (1 percent adjusted for currency) in the third quarter and decreased 3.5 percent (4 percent adjusted for currency) in the first nine months of 2014 year to year, respectively. Performance in the quarter included growth in social and collaboration solutions, mitigated by a decline in Notes.

       Rational revenue decreased 12.3 percent (12 percent adjusted for currency) year to year in the third quarter and decreased 7.3 percent (7 percent adjusted for currency) in the first nine months of 2014. In the third quarter, the brand faced a difficult comparison to strong performance in the prior year.

       Across software, the company is transitioning its portfolio to capture growth areas, while continuing to drive innovation in its core franchise. In addition, the company will be accelerating investment to make its software more consumable though digital channels.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2014	2013	Change
Software:
External gross profit	$5,001	$5,101	(2.0)%
External gross profit margin	87.6%	88.0%	(0.4)	pts.
Pre-tax income	$2,333	$2,410	(3.2)%
Pre-tax margin	35.5%	36.8%	(1.3)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2014	2013	Change
Software:
External gross profit	$15,717	$15,663	0.3%
External gross profit margin	88.0%	88.0%	0.0	pts.
Pre-tax income	$6,935	$6,867	1.0%
Pre-tax margin	33.8%	34.2%	(0.3)	pts.

        The Software gross profit margin decreased 0.4 points to 87.6 percent in the third quarter and was flat at 88.0 percent for the first nine months of 2014 compared to the prior year periods. Software pre-tax income of $2,333 million in the third quarter of 2014 decreased 3.2 percent year to year, with a pre-tax margin of 35.5 percent, a decline of 1.3 points. Segment pre-tax income for the first nine months of 2014 increased 1.0 percent to $6,935 million with a pre-tax margin of 33.8 percent, down 0.3 points year to year.

Management Discussion – (continued)

Systems and Technology
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2014	2013*	Change	Currency
Systems and Technology external revenue:	$2,434	$2,864	(15.0)%	(14.8)%
System z			(35.0)%	(34.6)%
Power Systems			(12.2)	(12.2)
System x			(9.6)	(9.4)
Storage			(6.3)	(5.9)

* Reclassified to reflect discontinued operations presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2014	2013*	Change	Currency
Systems and Technology external revenue:	$7,590	$9,041	(16.0)%	(16.0)%
System z			(22.0)%	(22.2)%
Power Systems			(21.3)	(21.3)
System x			(10.1)	(9.9)
Storage			(13.7)	(13.7)

* Reclassified to reflect discontinued operations presentation.

       Systems and Technology (STG) revenue decreased 15.0 percent (15 percent adjusted for currency) and 16.0 percent (16 percent adjusted for currency) in the third quarter and first nine months of 2014, respectively, versus the same periods in 2013. This performance reflects year-to-year declines related to the product cycle of System z as well as declines in Power, Storage and System x. Although both Power and Storage declined compared to the prior year, both brands improved sequentially compared to the second quarter of 2014. The company continues to take significant actions within this business segment.  Recently, the company completed the initial closing of the sale of its industry standard server (System x) business to Lenovo, reached an agreement to divest its Microelectronics business to GLOBALFOUNDRIES and introduced the first OpenPOWER based scale-out systems.

       System z revenue decreased 35.0 percent (35 percent adjusted for currency) and 22.0 percent (22 percent adjusted for currency) in the third quarter and first nine months of 2014, respectively, compared to the prior year periods. In the ninth quarter of the current product cycle, the company continues to innovate on this platform. For example, the company recently made available new analytics offerings for the mainframe to provide Real-Time Customer Insights. With this, the company added new analytics capabilities to the mainframe platform providing clients with the ability to integrate Hadoop big data.

       Power Systems revenue decreased 12.2 percent (12 percent adjusted for currency) and 21.3 percent (21 percent adjusted for currency) in the third quarter and first nine months of 2014, respectively, compared to the prior year periods. This represented a double digit sequential improvement in the year-to-year growth rate compared to the second quarter of this year. The company has repositioned Power Systems. In June, scale-out systems based on POWER8 were introduced and high-end POWER8 based enterprise systems were announced in October. These newly announced systems are highly scalable and can handle the most data intensive, mission critical applications in the industry. In addition, the company saw continued expansion of the OpenPOWER consortium, now with over 60 members. Through the efforts of the consortium members, the company has for the first time introduced a system built on the POWER8 processor that tightly integrates IBM and other OpenPOWER member technologies, including NVIDIA’s GPU accelerator technology.

       System x revenue decreased 9.6 percent (9 percent adjusted for currency) and 10.1 percent (10 percent adjusted for currency) in the third quarter and first nine months of 2014, respectively, compared to the prior year periods. This is the final quarter before the System x divestiture.

       Storage revenue decreased 6.3 percent (6 percent adjusted for currency) and 13.7 percent (14 percent adjusted for currency) in the third quarter and first nine months of 2014, respectively, compared to the prior year periods. The third quarter year-to-year rate was a sequential improvement compared to the 12 percent decrease in the second quarter of this

Management Discussion – (continued)

year. The third quarter again included strong contribution from Flash Systems and the Storwize portfolio. This was more than offset by weakness in high-end disk and the continued wind-down of the legacy OEM business. The company sees the value in the storage business shifting to software, and in the third quarter, storage software revenue grew. The company plans to continue to expand its software defined storage portfolio.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2014	2013*	Change
Systems and Technology:
External gross profit	$826	$1,142	(27.7)%
External gross profit margin	33.9%	39.9%	(5.9)	pts.
Pre-tax income	$(99)	$(8)	nm	%
Pre-tax margin	(3.8)%	(0.3)%	(3.5)	pts.

* Reclassified to reflect discontinued operations presentation.
nm - not meaningful

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2014	2013*	Change
System and Technology:
External gross profit	$2,752	$3,633	(24.2)%
External gross profit margin	36.3%	40.2%	(3.9)	pts.
Pre-tax income	$(354)	$(133)	167.1%
Pre-tax margin	(4.4)%	(1.4)%	(3.0)	pts.

* Reclassified to reflect discontinued operations presentation.

       Systems and Technology’s gross profit margin decreased 5.9 points in the third quarter of 2014 versus the prior year. The decrease was driven by lower margins in System x (1.4 points), Power Systems (1.2 points), and Storage (1.1 points), and a decline due to mix (2.3 points), driven by a mix away from higher margin System z due to the product cycle. The gross profit margin for the first nine months of 2014 decreased 3.9 points compared to the first nine months of 2013. The decrease was driven by lower margins in Power Systems (1.4 points), Storage (1.0 points) and System x (0.7 points), and a decline due to revenue mix (1.3 points).

        Systems and Technology’s pre-tax loss increased $91 million to $99 million in the third quarter and its pre-tax loss increased $222 million to $354 million for the first nine months of 2014 compared to prior year periods. Pre-tax margin decreased 3.5 points in the third quarter and decreased 3.0 points in the first nine months versus the prior year periods.

       Across the Systems and Technology business, the company has taken significant actions to reposition the portfolio and maintain its commitment to driving innovation in its high-end systems and storage.  It has committed a $3 billion investment in the next era of chip technology as the company strengthens its semiconductor R&D and systems innovation, with future chip supply coming from an at-scale manufacturer. The company has repositioned Power Systems through creation of POWER8 systems which are built for cloud and big data, and it has also made available the POWER8 architecture through the OpenPOWER consortium to build an open eco-system and an IP offering. Storage is being repositioned to capture value through software defined environments, and the company has divested its low-end industry standard server business.

Global Financing

See pages 80 through 85 for a discussion of Global Financing’s segment results.

Management Discussion – (continued)

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2014	2013*	Change	Currency
Total Revenue	$22,397	$23,338	(4.0)%	(3.6)%
Geographies:	$22,276	$23,186	(3.9)%	(3.5)%
Americas	10,081	10,305	(2.2)	(1.3)
Europe/Middle East/Africa (EMEA)	7,173	7,334	(2.2)	(3.2)
Asia Pacific	5,022	5,547	(9.5)	(8.0)

Major markets			(3.4)%	(3.0)%
Growth markets			(5.6)%	(5.2)%
BRIC countries			(6.9)%	(7.0)%

* Reclassified to reflect discontinued operations presentation.
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2014	2013*	Change	Currency
Total Revenue	$68,680	$70,982	(3.2)%	(2.7)%
Geographies:	$68,336	$70,553	(3.1)%	(2.6)%
Americas	30,320	31,056	(2.4)	(0.8)
Europe/Middle East/Africa (EMEA)	22,699	22,451	1.1	(1.9)
Asia Pacific	15,317	17,046	(10.1)	(6.6)

Major markets			(1.7)%	(1.9)%
Growth markets			(7.7)%	(4.8)%
BRIC countries			(6.6)%	(3.8)%

* Reclassified to reflect discontinued operations presentation.

       Total geographic revenue of $22,276 million decreased 3.9 percent (3 percent adjusted for currency) in the third quarter of 2014 compared to the prior year. In total, major market countries decreased 3.4 percent (3 percent adjusted for currency) and growth market countries decreased 5.6 percent (5 percent adjusted for currency) in the third quarter of 2014. These results include the impact of the customer care divestiture which accounted for one point of the decline in the constant currency growth rates for both the major and growth markets. In the month of September, nearly all regions experienced a deceleration and it was most pronounced in the growth markets that have a higher transactional content. Comparing year-to-year performance to the previous quarter, major markets decelerated 3.1 points (2 points adjusted for currency) and growth markets improved 1.2 points, but decelerated 1 point adjusted for currency, in the third quarter.

       In the growth markets, there was growth in both Latin America and the Middle East and Africa region. On a constant currency basis, revenue grew at a double-digit rate in Latin America, however, the Asia Pacific countries declined at a double-digit rate. Within the BRIC countries of Brazil, Russia, India and China, combined revenue decreased 6.9 percent (7 percent adjusted for currency) in the third quarter. While Brazil grew 13.3 percent (13 percent adjusted for currency), China decreased 19.0 percent (19 percent adjusted for currency), India decreased 4.8 percent (7 percent adjusted for currency), and Russia declined 9.1 percent (6 percent adjusted for currency) on a year-to-year basis.

       Americas revenue decreased 2.2 percent (1 percent adjusted for currency) compared to the third quarter of 2013. Within the major markets, the U.S. was down 3.4 percent year to year and Canada was down 6.3 percent (2 percent adjusted for currency). The Latin America growth markets increased 9.7 percent as reported (13 percent adjusted for currency) driven by the strong performance in Brazil.

Management Discussion – (continued)

       EMEA revenue decreased 2.2 percent (3 percent adjusted for currency) year to year in the third quarter of 2014. Within the major markets, Germany decreased 0.8 percent (1 percent adjusted for currency), the UK decreased 3.2 percent (10 percent adjusted for currency) and France decreased 10.4 percent (10 percent adjusted for currency) compared to the third quarter of 2013. These decreases were partially offset by year-to-year growth in several of the smaller major market countries with Spain increasing 10.1 percent (10 percent adjusted for currency), Switzerland increasing 4.5 percent (3 percent adjusted for currency), and the Netherlands increasing 4.7 percent (5 percent adjusted for currency). The EMEA growth markets decreased 3.6 percent (2 percent adjusted for currency) driven by declines in Russia and other Eastern European countries, partially offset by growth in the Middle East and Africa region which increased 2.1 percent (4 percent adjusted for currency).

       Asia Pacific third quarter revenue decreased 9.5 percent (8 percent adjusted for currency) year over year. Japan decreased 5.9 percent (1 percent adjusted for currency). Asia Pacific growth market countries decreased 11.8 percent (13 percent adjusted for currency) compared to the third quarter of 2013.

       Total geographic revenue of $68,336 million for the first nine months of 2014 decreased 3.1 percent (3 percent adjusted for currency) compared to the prior year. Major markets decreased 1.7 percent (2 percent adjusted for currency) and the growth market countries decreased 7.7 percent (5 percent adjusted for currency) for the first nine months of the year. Within the BRIC countries, combined revenue was down year to year 6.6 percent (4 percent adjusted for currency) driven by China which decreased 16.3 percent (16 percent adjusted for currency). While the company had strength in Latin America during the first nine months of the year, declines in some of the larger growth markets, such as China, Australia and Korea, impacted the overall performance in the growth markets.

       Americas revenue for the first nine months of 2014 decreased 2.4 percent (1 percent adjusted for currency) compared to the prior year. The major market countries were down 3.4 percent (3 percent adjusted for currency), partially offset by an increase in the Latin America growth markets of 5.0 percent (12 percent adjusted for currency). Within the major market countries, the U.S. was down 2.6 percent and Canada was down 8.5 percent (2 percent adjusted for currency). Within the Latin America growth market countries, Brazil increased 10.1 percent (16 percent adjusted for currency) and Mexico decreased 3.2 percent (1 percent adjusted for currency).

       EMEA revenue increased 1.1 percent (decreased 2 percent adjusted for currency) for the first nine months of 2014 compared to the prior year. The major market countries increased 1.7 percent (decreased 2 percent adjusted for currency), while the growth market countries decreased 3.5 percent (2 percent adjusted for currency). In the major market countries, Germany increased 7.5 percent (4 percent adjusted for currency), Italy increased 4.8 percent (2 percent adjusted for currency), the UK decreased 3.1 percent (10 percent adjusted for currency) and France decreased 6.0 percent (9 percent adjusted for currency).

       Asia Pacific revenue decreased 10.1 percent (7 percent adjusted for currency) year to year for the first nine months of 2014. Japan decreased 5.2 percent as reported, but increased 1 percent on a constant currency basis. The Asia Pacific growth markets decreased 13.4 percent (12 percent adjusted for currency).

       Geographic revenue results in future quarters will reflect the industry standard server divestiture which is expected to impact major markets by approximately 3 points and growth markets by approximately 9 points. Reporting of the Microelectronics business as a discontinued operation will adjust the OEM revenue, but have no impact on geographic results.

Management Discussion – (continued)

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013*	Change
Total consolidated expense and other (income)	$6,513	$6,458	0.9%
Non-operating adjustments:
Amortization of acquired intangible assets	(96)	(100)	(4.0)
Acquisition-related charges	0	(12)	(97.3)
Non-operating retirement-related (costs)/income	(29)	(103)	(72.4)
Operating (non-GAAP) expense and other (income)	$6,389	$6,243	2.3%
Total consolidated expense-to-revenue ratio	29.1%	27.7%	1.4	pts.
Operating (non-GAAP) expense-to-revenue ratio	28.5%	26.8%	(1.8)	pts.

* Reclassified to reflect discontinued operations presentation.
			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013*	Change
Total consolidated expense and other (income)	$20,654	$21,205	(2.6)%
Non-operating adjustments:
Amortization of acquired intangible assets	(281)	(277)	1.6
Acquisition-related charges	(10)	(25)	(58.7)
Non-operating retirement-related (costs)/income	(106)	(329)	(67.9)
Operating (non-GAAP) expense and other (income)	$20,257	$20,574	(1.5)%
Total consolidated expense-to-revenue ratio	30.1%	29.9%	(0.2)	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.5%	29.0%	(0.5)	pts.

* Reclassified to reflect discontinued operations presentation.

       Total expense and other (income) increased 0.9 percent in the third quarter and decreased 2.6 percent in the first nine months of 2014 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) increased 2.3 percent in the third quarter and decreased 1.5 percent in the first nine months of 2014 compared to the third quarter and first nine months of 2013, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and nine months ended September 30, 2014:	Three Months		Nine Months		Three Months		Nine Months
Currency*	1	pt.	1	pt.	1	pt.	1	pt.
Acquisitions**	2	pts.	2	pts.	2	pts.	2	pts.
Base expense	(1)	pt.	(5)	pts.	0	pts.	(4)	pts.

*     Reflects impacts of translation and hedging programs.

**   Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013*	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,472	$4,463	0.2%
Advertising and promotional expense	306	300	2.1
Workforce rebalancing charges	15	18	(15.9)
Retirement-related costs	186	239	(22.0)
Amortization of acquired intangible assets	96	100	(4.0)
Stock-based compensation	105	110	(5.2)
Bad debt expense	102	30	241.4
Total consolidated selling, general and administrative expense	$5,281	$5,260	0.4%
Non-operating adjustments:
Amortization of acquired intangibles assets	(96)	(100)	(4.0)
Acquisition-related charges	0	(11)	(97.0)
Non-operating retirement-related (costs)/income	(48)	(89)	(46.6)
Operating (non-GAAP) selling, general and administrative expense	$5,137	$5,060	1.5%

* Reclassified to reflect discontinued operations presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013*	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$13,879	$14,057	(1.3)%
Advertising and promotional expense	991	971	2.1
Workforce rebalancing charges	894	1,015	(11.9)
Retirement-related costs	584	742	(21.3)
Amortization of acquired intangible assets	281	277	1.6
Stock-based compensation	293	324	(9.7)
Bad debt expense	224	77	192.4
Total consolidated selling, general and administrative expense	$17,146	$17,463	(1.8)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(281)	(277)	1.6
Acquisition-related charges	(10)	(17)	(40.1)
Non-operating retirement-related (costs)/income	(162)	(286)	(43.4)
Operating (non-GAAP) selling, general and administrative expense	$16,693	$16,884	(1.1)%

* Reclassified to reflect discontinued operations presentation.

       Total Selling, general and administrative (SG&A) expense increased 0.4 percent (1 percent adjusted for currency) in the third quarter of 2014 versus the third quarter of 2013. The increase was primarily driven by acquisition-related spending (1 point), offset by lower base expense (1 point). Operating (non-GAAP) SG&A expense increased 1.5 percent (2 percent adjusted for currency) primarily driven by acquisition-related spending (1 point) and higher base expense (1 point). Bad debt expense increased $72 million year to year driven by specific provision additions.

       SG&A expense decreased 1.8 percent (1 percent adjusted for currency) in the first nine months of 2014 versus the first nine months of 2013. The decrease was primarily driven by lower base expense (3 points) and the effects of currency (1 point), partially offset by acquisition-related spending (2 points). Operating (non-GAAP) SG&A expense decreased 1.1 percent (1 percent adjusted for currency) primarily driven by lower base expense (2 points) and the effects of currency (1 point), partially offset by acquisition-related spending (2 points). Workforce rebalancing charges in the first nine months of 2014 were $894 million, a decrease of $121 million year to year, which resulted in a 1 point year-to-year improvement in the operating (non-GAAP) SG&A base performance. Bad debt expense increased $148 million year to year driven by specific provision additions. The receivables provision coverage was 2.2 percent at September 30, 2014, an increase of 60 basis points from year-end 2013 and 60 basis points from September 30, 2013.

Management Discussion – (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013*	Change
Total consolidated research, development and engineering expense	$1,354	$1,356	(0.1)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	19	(14)	nm
Operating (non-GAAP) research, development and engineering expense	$1,373	$1,342	2.3%

* Reclassified to reflect discontinued operations presentation.

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013*	Change
Total consolidated research, development and engineering expense	$4,117	$4,291	(4.0)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	56	(43)	nm
Operating (non-GAAP) research, development and engineering expense	$4,173	$4,248	(1.8)%

* Reclassified to reflect discontinued operations presentation.

nm - not meaningful

       Total Research, development and engineering (RD&E) expense was 6.0 percent of total revenue in both the third quarter and first nine months of 2014.  These amounts were consistent with the prior year periods.

       Total RD&E expense decreased 0.1 percent in the third quarter of 2014 versus the third quarter of 2013 primarily driven by lower base expense (2 points) offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense increased 2.3 percent in the third quarter of 2014 compared to the prior year, primarily driven by higher expense due to acquisitions (2 points).

       RD&E expense decreased 4.0 percent in the first nine months of 2014 versus the first nine months of 2013 primarily driven by: lower base expense (6 points), partially offset by higher expense due to acquisitions (2 points). Operating (non-GAAP) RD&E expense decreased 1.8 percent in the first nine months of 2014 compared to the prior year, primarily driven by lower base expense (4 points), partially offset by higher expense due to acquisitions (2 points).

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$35	$93	(62.0)%
Licensing/royalty-based fees	29	31	(7.1)
Custom development income	81	67	21.1
Total	$145	$191	(23.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$205	$256	(19.7)%
Licensing/royalty-based fees	92	117	(21.2)
Custom development income	246	249	(1.1)
Total	$543	$621	(12.5)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant IP transactions in the third quarter and first nine months of 2014 and 2013.

Management Discussion – (continued)

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(482)	$256	nm %
(Gains)/losses on derivative instruments	508	(284)	nm
Interest income	(21)	(13)	56.2
Net (gains)/losses from securities and investment assets	(15)	(6)	143.4
Other	(93)	(16)	479.7
Total consolidated other (income) and expense	$(103)	$(63)	62.3%
Non-operating adjustment:
Acquisition-related charges	0	(1)	(100.0)
Operating (non-GAAP) other (income) and expense	$(103)	$(64)	59.9%

* Reclassified to reflect discontinued operations presentation.

nm - not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013*	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(434)	$(238)	82.2%
(Gains)/losses on derivative instruments	527	151	250.3
Interest income	(65)	(56)	17.4
Net (gains)/losses from securities and investment assets	(11)	(11)	(3.8)
Other	(450)	(62)	621.2
Total consolidated other (income) and expense	$(433)	$(217)	99.3%
Non-operating adjustment:
Acquisition-related charges	0	(8)	(98.4)
Operating (non-GAAP) other (income) and expense	$(433)	$(225)	92.4%

* Reclassified to reflect discontinued operations presentation.

        Other (income) and expense was income of $103 million and $63 million in the third quarter of 2014 and 2013, respectively. The increase in income of $40 million year over year was primarily driven by higher gains from foreign currency transactions ($739 million) and increased gains associated with divestitures ($74 million), partially offset by higher losses on derivative instruments ($792 million).

       Other (income) and expense was income of $433 million and $217 million in the first nine months of 2014 and 2013, respectively. The increase in income of $216 million year over year was primarily driven by increased gains associated with divestitures ($346 million), primarily driven by the divestiture of the customer care business ($212 million), and higher gains from foreign currency transactions ($196 million), partially offset by higher losses on derivative instruments ($377 million).

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013	Change
Interest expense	$126	$97	30.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013	Change
Interest expense	$367	$289	26.9%

Management Discussion – (continued)

       The increase in interest expense for the third quarter and first nine months of 2014 versus the same periods of 2013 was primarily driven by higher average debt levels, partially offset by lower average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. See page 84 for additional information regarding Global Financing debt and interest expense. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2014 was $255 million and $774 million, respectively, an increase of $14 million and $41 million, respectively, year to year.

Retirement-Related Plans

       The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E, Discontinued Operations) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2014	2013	Change
Retirement-related plans – cost:
Service cost	$120	$135	(11.0)%
Amortization of prior service cost/(credits)	(29)	(28)	2.7
Cost of defined contribution plans	313	341	(8.3)
Total operating costs	$404	$447	(9.8)%
Interest cost	$1,001	$929	7.7%
Expected return on plan assets	(1,591)	(1,543)	3.1
Recognized actuarial losses	618	855	(27.7)
Plan amendments/curtailments/settlements	7	0	nm
Multi-employer plan/other costs	36	16	124.0
Total non-operating costs/(income)	$71	$257	(72.2)%
Total retirement-related plans – cost	$475	$705	(32.6)%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2014	2013	Change
Retirement-related plans – cost:
Service cost	$370	$408	(9.4)%
Amortization of prior service cost/(credits)	(88)	(86)	1.7
Cost of defined contribution plans	956	1,040	(8.1)
Total operating costs	$1,238	$1,362	(9.1)%
Interest cost	$3,017	$2,791	8.1%
Expected return on plan assets	(4,794)	(4,630)	3.5
Recognized actuarial losses	1,872	2,571	(27.2)
Plan amendments/curtailments/settlements	20	0	nm
Multi-employer plan/other costs	131	71	83.2
Total non-operating costs/(income)	$246	$803	(69.4)%
Total retirement-related plans – cost	$1,484	$2,165	(31.4)%

nm – not meaningful

       In the third quarter, total retirement-related plans cost decreased by $230 million compared to the third quarter of 2013, primarily driven by a decrease in recognized actuarial losses ($237 million), higher expected return on plan assets ($47 million) and lower defined contribution plans cost ($28 million), partially offset by higher interest cost ($71 million). Total cost for the first nine months of 2014 decreased $681 million versus the first nine months of 2013, primarily driven by a decrease in recognized actuarial losses ($699 million), higher expected return on plan assets ($164 million) and lower defined contribution plans cost ($84 million), partially offset by higher interest cost ($226 million).

Management Discussion – (continued)

        As discussed in the “Snapshot” on page 48, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter were $404 million, a decrease of $44 million compared to the third quarter of 2013, primarily driven by lower defined contribution plans cost ($28 million). Non-operating costs of $71 million decreased $186 million in the third quarter compared to the prior year driven primarily by a decrease in recognized actuarial losses ($237 million) and higher expected return on plan assets ($47 million), partially offset by higher interest cost ($71 million). For the first nine months of 2014, operating retirement-related costs were $1,238 million, a decrease of $124 million compared to the first nine months of 2013, primarily driven by lower defined contribution plans cost ($84 million) and lower service cost ($38 million). Non-operating costs of $246 million decreased $557 million in the first nine months of 2014 compared to the prior year driven primarily by a decrease in recognized actuarial losses ($699 million) and higher expected return on plan assets ($164 million), partially offset by higher interest cost ($226 million).

       See note 8, "Retirement-Related Benefits," for additional plan cost detail.

Taxes

        The continuing operations effective tax rate for the third quarter of 2014 was 20.8 percent compared to an effective tax rate of 16.7 percent for the third quarter of 2013. The continuing operations effective tax rates for the first nine months of 2014 and 2013 were 20.6 percent and 18.9 percent, respectively. The operating (non-GAAP) tax rate for the third quarter of 2014 was 20.8 percent compared to 17.6 percent for the third quarter of 2013. The operating (non-GAAP) tax rate for the first nine months of 2014 was 20.6 percent compared to 19.5 percent for the first nine months of 2013.

       The increase in the third quarter tax rates compared to the prior year was primarily due to a discrete benefit in the prior year driven by foreign tax audit activity. The year-to-year increase in the tax rates for the first nine months was driven by the lack of the third quarter 2013 foreign tax audit benefit, the lack of a favorable tax agreement received in the second quarter of 2013 which required a reassessment of certain valuation allowances on deferred tax assets (approximately $288 million), the lack of the first quarter 2013 benefits associated with the retroactive impact of the 2012 American Taxpayer Relief Act (approximately $135 million) and newly enacted state legislation (approximately $125 million).  These impacts were partially offset by an increase in the expected utilization of foreign tax credits.

       With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2008. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2011. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any material adverse adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2013 decreased $65 million in the third quarter of 2014 and increased $52 million in the first nine months of 2014 to $4,510 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3,972 million at September 30, 2014.

In April 2010, the company appealed the determination of the Japan Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,092 million, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal had been denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government has appealed this ruling to the Tokyo High Court. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million from the Indian Tax Authorities for 2009. Due to the impact of currency, the assessment is valued at $868 million at September 30, 2014.  The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At September 30, 2014, the company has recorded $461 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian tax authorities.

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2014	2013*	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$3.46	$3.77	(8.2)%
Basic	$3.48	$3.79	(8.2)%
Diluted operating (non-GAAP)	$3.68	$4.08	(9.9)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	997.7	1,098.8	(9.2)%
Basic	991.8	1,090.9	(9.1)%

* Reclassified to reflect discontinued operations presentation.

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2014	2013*	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$10.09	$9.60	5.1%
Basic	$10.15	$9.68	4.9%
Diluted operating (non-GAAP)	$10.76	$10.54	2.1%
Weighted-average shares outstanding: (in millions)
Assuming dilution	1,014.9	1,110.7	(8.6)%
Basic	1,008.9	1,101.8	(8.4)%

* Reclassified to reflect discontinued operations presentation.

       Actual shares outstanding at September 30, 2014 were 989.7 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2014 were 101.1 million and 95.9 million shares lower, respectively, than the same periods in 2013, primarily as a result of the company’s common stock repurchase program.

Results of Discontinued Operations

       The loss from discontinued operations in the third quarter includes a non-recurring pre-tax charge of $4.7 billion, or $3.3 billion, net of tax. The charge includes an impairment to reflect the fair value less estimated costs to sell the Microelectronics business, which the company reported as held for sale at September 30, 2014. The charge also includes other estimated costs related to the transaction, including cash consideration expected to be transferred of approximately $1.5 billion. The cash consideration is expected to be paid over the next three years and will be adjusted down by the amount of the working capital due by GLOBALFOUNDRIES to the company, estimated to be $0.2 billion.

       In addition, discontinued operations includes operational net losses from the Microelectronics business of $0.1 billion in both the third quarter of 2014 and the third quarter of 2013. The discontinued operations effective tax rate in the third quarter was 29.0 percent compared to 38.2 percent for the third quarter of 2013. The tax rate for the first nine months of 2014 was 29.1 percent compared to 37.0 percent for the first nine months of 2013. The decrease in the respective rates for both periods was driven by a one-time tax charge of $428 million in the third quarter of 2014 in connection with the disposal.

       See note 9, "Acquisitions/Divestitures," on pages 37 and 38 for additional information regarding the divestiture transaction.

Management Discussion – (continued)

Financial Position

Dynamics

       At September 30, 2014, the company continues to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $9,565 million. Total debt of $45,696 million increased $5,979 million from prior year-end levels, driven by an increase in commercial paper of $4,016 million. The commercial paper balance at September 30, 2014 was $6,474 million, with a weighted-average interest rate of 0.1 percent. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first nine months of 2014, the company generated $10,809 million in cash from operations, a decrease of $148 million compared to the first nine months of 2013. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 80, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Current assets	$47,163	$51,350
Current liabilities	42,306	40,154
Working capital	$4,858	$11,196

Current ratio	1.14:1	1.28:1

       Working capital decreased $6,338 million from the year-end 2013 position. The key changes are described below:

       Current assets decreased $4,187 million (a decrease of $2,509 million adjusted for currency), due to:

•         A decline of $3,834 million ($2,842 million adjusted for currency) in receivables primarily due to collections of higher year-end balances; and

•         A decrease in cash and cash equivalents and marketable securities of $1,501 million, partially offset by

•         An increase in deferred taxes of $569 million ($621 million adjusted for currency), driven by the Microelectronics divestiture, and,

•         An increase of $534 million ($682 million adjusted for currency) in prepaid expenses and other primarily driven by an increase in derivative assets of $321 million primarily as a result of changes in foreign currency rates.

       Current liabilities increased $2,151 million ($3,364 million adjusted for currency), as a result of:

•         An increase in short-term debt of $6,014 million ($6,034 million adjusted for currency) primarily driven by an increase in commercial paper and by reclasses from long-term debt to reflect upcoming maturities, net of payments due to maturities (see debt analysis on page 84); partially offset by

•         A decrease in taxes payable of $2,158 million ($2,036 million adjusted for currency) due primarily to tax payments in the U.S; and

•         A decrease in accounts payable of $1,606 million ($1,435 million adjusted for currency) reflecting declines from typically higher year-end balances.

Management Discussion – (continued)

Cash Flow

       The company’s cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, is summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2014	2013
Net cash provided by/(used in) continuing operations:
Operating activities	$10,809	$10,957
Investing activities	(1,765)	(4,423)
Financing activities	(9,753)	(6,870)
Effect of exchange rate changes on cash and cash equivalents	(447)	(4)
Net change in cash and cash equivalents	$(1,155)	$(340)

       Net cash provided by operating activities decreased by $148 million as compared to the first nine months of 2013 driven by the following factors:

•      An increase in income taxes paid of $1,521 million primarily driven by audit settlement payments and other prior period discrete tax impacts settled in the first quarter of 2014, and

•      A decrease in cash associated with deferred income of $699 million due to lower levels of customer prepayments, partially offset by

•      An increase in cash provided by receivables of $868 million, and

•      A decrease in cash payments for performance-related bonus plans of $733 million, and

•      A lower use of cash associated with vendor payables of $224 million.

       Net cash used in investing activities decreased $2,659 million compared to the first nine months in 2013 driven by:

•         A net decrease of $2,154 million in cash used for acquisitions and divestitures; and

•         An increase of $663 million in cash provided by non-operating financing receivables.

       Net cash used in financing activities increased $2,883 million as compared to the first nine months of 2013 driven by the following factors:

•         An increase of $5,762 million of net cash used for common stock transactions driven by share repurchases, partially offset by

•         An increase in net cash from debt transactions (including short-term borrowings) of $3,022 million.

Noncurrent Assets and Liabilities
	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Noncurrent assets	$71,747	$74,873
Long-term debt	32,821	32,856
Noncurrent liabilities (excluding debt)	29,389	30,284

       The decrease in noncurrent assets of $3,126 million ($1,521 million adjusted for currency) was driven by:

•         An decrease in plant, rental machines and other – net of $2,753 million ($2,380 million adjusted for currency) primarily driven by the impairment of long-lived assets of $2,353 million associated with the Microelectronics business; and

Management Discussion – (continued)

•         A decrease of $1,762 million in financing receivables ($1,421 million adjusted for currency) reflecting seasonal reductions from higher year-end balances, partially offset by

•         An increase in prepaid pension assets of $1,892 million ($1,973 million adjusted for currency).

       Long-term debt was flat as compared to the year-end balance.  During the nine months ended September 30, 2014, debt issuances increased by approximately $5,131 million primarily offset by reclasses to short-term debt of $4,746 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Total company debt	$45,696	$39,718
Total Global Financing segment debt	$28,644	$27,504
Debt to support external clients	24,793	24,471
Debt to support internal clients	3,851	3,033

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 84.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 61.9 percent at September 30, 2014 compared to 39.0 percent at December 31, 2013 and 38.7 percent at September 30, 2013. While the charge related to the announced divestiture of the Microelectronics business did not effect the company’s debt levels, it did impact equity by approximately $3.3 billion, resulting in a 7 point impact to the “core” debt-to-capitalization ratio.

       Consolidated debt-to-capitalization ratio at September 30, 2014 was 76.0 percent versus 63.4 percent at December 31, 2013 and 64.4 percent at September 30, 2013.

Equity

       Total equity decreased by $8,534 million from December 31, 2013 as a result of an increase in treasury stock of $13,374 million primarily related to gross common stock repurchases in the first nine months of 2014, partially offset by an increase in retained earnings of $3,362 million, a decrease in accumulated other comprehensive losses of $623 million and an increase in common stock of $852 million.

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

       Within the IT industry, there are major shifts occurring – driven by data, cloud and changes in the way individuals and enterprises are engaging. In the first nine months of 2014, the company had good performance in its offerings that address these shifts, including business analytics, cloud, mobile and security. The company continued to take significant actions to drive the shift toward its strategic imperatives – examples include the targeted investments in SoftLayer capacity, the Bluemix launch, Watson, POWER8, chip innovation and the Apple partnership. The company is focused on allocating its

Management Discussion – (continued)

capital efficiently and effectively – which means investing in the right places, as well as moving away from areas that do not support the company’s strategic profile. This is an important part of the company’s model. The sale of the industry standard server business, the agreement to divest the Microelectronics business and the divestiture of the customer care business are the most recent examples. The annual revenue from these three businesses was $7 billion in 2013, and in aggregate, they incurred a pre-tax loss of more than $500 million. In addition, exiting the third quarter, the company is taking actions to make it easier for clients to do business with the company – including creating vertically integrated units to address key growth areas, and making its software more consumable through digital channels. The company is also taking additional actions to simplify its structure, accelerate productivity and increase the agility of the company. All of these actions will impact the company’s financial model – in the near term, revenue will be down, but the company will have an improved margin profile. In addition, these actions will free up spending and capital to be reinvested in areas that will accelerate the company’s transformation, and enable continued return of value to shareholders through dividends and share repurchases. All of these actions are consistent with the company’s strategic direction, and while there are impacts in the short term, they will improve the company’s position for the longer term.

       Looking forward in 2014, the company’s operating (non-GAAP) results will be on a continuing operations basis, which excludes the Microelectronics business in the current and prior periods. As discussed on pages 51 and 52, when adjusting for the discontinued operations in the base, the company’s full year 2013 operating (non-GAAP) earnings per share was $16.64 versus the $16.28 previously reported for 2013. Within this new operating (non-GAAP) definition, the company has considered a number of items in its earnings expectations for the full year 2014. First, the company has completed the initial closing of the sale of the industry standard server business, and as stated above, the company will no longer have the revenue and profit associated with that business. This will result in an approximately 4 point impact to revenue growth in each of the next four quarters. On a geographic basis, revenue growth in the major markets will be impacted by approximately 3 points, and in the growth markets the impact will be approximately 9 points. In addition, the company will have a 1 point impact to revenue growth in the fourth quarter resulting from the customer care divestiture earlier this year. At current spot rates, the company expects revenue growth in the fourth quarter to be adversely impacted by 3 points from currency. Excluding the expected effects of currency and divestitures, the company’s earnings per share expectation for the fourth quarter does not include an improved revenue trajectory. In the fourth quarter, the company will report a gain on the sale of the industry standard server business, net of related deal and performance-based costs. The company expects that the net gain will contribute about 75 cents of earnings per share, which does not reflect the lost profit in the fourth quarter. While this business was breakeven on an annual basis, the transactional skew would have driven profit in the fourth quarter. Additionally, as the company executes some of its plans to drive simplification and accelerate productivity in the business, it expects to take a workforce rebalancing charge in the fourth quarter. The company has started to work through its plans, but, at this point, it expects to take a pre-tax charge of up to $600 million. Overall, in October, the company disclosed that it is expecting GAAP earnings per share from continuing operations to be flat to down 2 percent for the full year compared to 2013, and operating (non-GAAP) earnings per share, on a continuing operations basis, to be down 2 percent to down 4 percent compared to the prior year. The operating (non-GAAP) earnings per share expectation exclude acquisition-related charges of $0.73 per share and non-operating retirement-related costs of $0.27 per share.

       Given the reduced expectation for earnings, the company expects a considerable impact to free cash flow for the full year 2014. The industry standard server sale impacts free cash flow in two items: accounts payable for the balances at the closing, as well as the future procurement services the company will provide to Lenovo, and, cash tax payments expected in 2015. The company estimates that this will be a use of cash of approximately $0.5 billion in the fourth quarter and an additional $0.5 billion in 2015. Overall, with that impact included, the company expects free cash flow for the full year 2014 to be between $12-13 billion at the expected level of income for the year. This does not include the cash from the divestiture, which will be reported within investing cash flows.

      Looking forward, the company has always considered a few factors as it looked at its progress toward its 2015 roadmap earnings per share objective: the trajectory of the business, including the macro environment; the investments needed to be successful over the longer term; and, the return of capital to shareholders. Two of these factors have now changed – the trajectory of the business and the timing of investments that the company needs to make. It remains a priority to return significant value to shareholders through dividends and share repurchases. Given the company’s third quarter performance, the actions it is taking and with only 15 months to the end of 2015, the company no longer expects to deliver $20 of operating (non-GAAP) earnings per share in 2015. Consistent with the company’s practice, it will provide a view of its expectations for 2015 in January 2015. However, the company has a clear and compelling strategy – and it is accelerating its implementation. The company will continue to manage the business for the long term, and it will continue to return significant value to its shareholders.

Management Discussion – (continued)

       The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate related to income from continuing operations will be approximately 21 percent in 2014. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits, changes in tax laws and divestitures, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2014 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $900 million compared to 2013. This estimate reflects current pension plan assumptions at December 31, 2013. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.7 billion, a decrease of approximately $150 million versus 2013. Non-operating retirement-related plan cost is expected to be approximately $350 million, a decrease of approximately $700 million compared to 2013, driven by less recognized actuarial losses. Cash disbursements for all retirement-related plans are expected to be approximately $2.7 billion in 2014, approximately flat compared to 2013.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At September 30, 2014, currency changes resulted in assets and liabilities denominated in local currencies being translated into less dollars than at year-end 2013. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions. Further discussion of currency and hedging appears in the company’s 2013 Annual Report in note D, “Financial Instruments – Derivative Financial Instruments,” on pages 102 to 106.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management may take in reaction to fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first nine months of 2014. Based on the currency rate movements in the first nine months of 2014, total revenue decreased 3.2 percent as reported and decreased 2.7 percent at constant currency versus the first nine months of 2013. On a pre-tax income basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $75 million in the first nine months of 2014. The same mathematical exercise resulted in a decrease of approximately $290 million in the first nine months of 2013. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

       The company continues to monitor the economic conditions in Venezuela. On December 30, 2010, the official rate for essential goods was eliminated, with no change to the SITME rate. In February 2013, the SITME rate was eliminated, and the official rate was set at 6.3 bolivars fuerte (BsF) to the U.S. dollar. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In December 2013, the Venezuelan government published the SICAD 1 rate implied by the

Management Discussion – (continued)

transactions settled in these auctions, and issued Exchange Agreement No. 24 which clarified the use of the SICAD 1 mechanism. In January 2014, the government issued Exchange Agreement No. 25, and significantly expanded the transactions that qualify for use of SICAD 1 and stated that a new agency called the National Center of Foreign Commerce (CENCOEX) would assume the role of CADIVI, which historically controlled the sale and purchase of foreign currency in Venezuela. In February 2014, the Venezuelan government signed into law a plan to open a new exchange control mechanism (“SICAD 2”), and indicated that the official rate of 6.3 BsF per USD would increasingly be reserved for the settlement of USD denominated obligations related to purchases of “essential goods and services.” In March 2014, the Venezuelan government published operating rules for SICAD 2 in Exchange Agreement No. 27. SICAD 2 began operating on March 24, 2014. In March 2014, the company adopted the SICAD 1 rate of 10.7 BsF per USD. The SICAD 1 rate is more representative of the exchange rate that will be used for the periodic auctions in SICAD 1 for many of the goods and services sold by the company’s Venezuelan operations. In the first quarter of 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in Other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2014, the company’s net asset position in Venezuela was $40 million. The company’s operations in Venezuela comprised less than 1 percent of total 2013 and 2012 revenue, respectively.

       In January 2014, the Argentinian government devalued its currency from 6 pesos to the U.S. dollar to 8 pesos to the U.S. dollar. This devaluation did not have a material impact given the size of the company’s operations in Argentina (less than 1 percent of total 2013 revenue).

Liquidity and Capital Resources

      In the company’s 2013 Annual Report, on pages 65 to 67, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2014, those amounts are $10.8 billion for net cash from operating activities, $9.6 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. In October 2014, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2019.

      The major rating agencies’ ratings on the company’s debt securities at September 30, 2014 appear in the table below. The agency ratings remain unchanged from December 31, 2013. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2014, the fair value of those instruments that were in a liability position was $322 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2013 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 74. The following is management’s view of cash flows for the first nine months of 2014 and 2013 prepared in a manner consistent with the table and description on pages 65 and 66 of the company’s 2013 Annual Report:

Management Discussion – (continued)

(Dollars in millions)
For the nine months ended September 30:	2014	2013
Net cash from operating activities per GAAP:	$10,809	$10,957
Less: the change in Global Financing receivables	2,223	1,628
Net cash from operating activities, excluding Global Financing receivables	8,587	9,329
Capital expenditures, net	(2,803)	(2,709)
Free cash flow	5,783	6,620
Acquisitions	(650)	(2,562)
Divestitures	489	247
Share repurchase	(13,547)	(8,062)
Dividends	(3,176)	(3,033)
Non-Global Financing debt	4,536	1,556
Other (includes Global Financing receivables and Global Financing debt)	5,065	4,337
Change in cash, cash equivalents and short-term marketable securities	$(1,501)	$(897)

        Free cash flow of $5,783 million for the first nine months of 2014 decreased $837 million year to year. The decrease was driven primarily by cash tax payments of $4.6 billion, which were higher year to year $1.5 billion; excluding the impact of cash tax payments, free cash flow increased approximately $700 million in the first nine months of 2014. Year-to-date capital expenditures of $2,803 million included investments in SoftLayer of approximately $350 million – a good example of where the company is shifting spending in the base to strategic areas. In the first nine months of 2014, the company continued to focus its cash utilization on returning value to shareholders including $3.2 billion in dividends and $13.5 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2013 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 13, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2014. Cash disbursements related to all retirement-related plans is expected to be approximately $2.7 billion in 2014. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
External revenue	$487	$502	$1,502	$1,488
Internal revenue	598	512	1,900	1,628
Total revenue	1,084	1,015	3,403	3,116
Cost	379	361	1,061	1,026
Gross profit	$705	$653	$2,342	$2,090
Gross profit margin	65.0%	64.4%	68.8%	67.1%
Pre-tax income	$475	$494	$1,664	$1,582
After-tax income*	$320	$333	$1,120	$1,066
Return on equity*	31.9%	37.6%	37.7%	40.3%

* See page 85 for the details of the after-tax income and the return on equity calculation.

       The increase in revenue in the third quarter, as compared to the same period in 2013, was due to:

•         Growth in internal revenue of 16.7 percent, due to increases in used equipment sales revenue (up 19.3 percent to $492 million) and in financing revenue (up 6.1 percent to $106 million); partially offset by

•         A decline in external revenue of 3.2 percent (3 percent adjusted for currency) due to a decrease in equipment sales revenue (down 15.9 percent to $109 million), partially offset by an increase in financing revenue (up 1.3 percent to $377 million).

       The increase in revenue in the first nine months, as compared to the same period in 2013, was due to:

•         Growth in external revenue of 1.0 percent (2 percent adjusted for currency) due to an increase in financing revenue (up 3.3 percent to $1,161 million), partially offset by a decrease in equipment sales revenue (down 6.2 percent to $340 million); and

•         Growth in internal revenue of 16.7 percent, due to increases in used equipment sales revenue (up 19.9 percent to $1,586 million) and in financing revenue (up 2.8 percent to $314 million).

       The increases in external financing revenue in the third quarter and for the first nine months of 2014, compared to the same periods in 2013, were due to an increase in the average asset balance, partially offset by lower asset yields. The increases in internal financing revenue in the third quarter and for the first nine months of 2014, compared to the same periods in 2013, were due to higher average asset balances.

       Global Financing gross profit increased 7.9 percent and 12.1 percent in the third quarter and for the first nine months, respectively, of 2014, compared to the same periods in 2013, due to an increase in used equipment sales gross profit, partially offset by a decrease in financing gross profit. The gross profit margin increased 0.6 points and 1.8 points, in the third quarter and for the first nine months, respectively, of 2014, compared to the same periods in 2013, due to a margin increase in used equipment sales, partially offset by a margin decrease in financing.

       Global Financing pre-tax income decreased 3.7 percent to $475 million in the third quarter, compared to the same period in 2013, due to increases in financing receivables provisions ($53 million) and in selling, general and administrative expenses ($19 million), partially offset by higher gross profit ($52 million). Pre-tax income increased 5.2 percent to $1,664 million in the first nine months of 2014, compared to the same period in 2013, due to higher gross profit ($252 million), partially offset

Management Discussion – (continued)

by increases in financing receivables provisions ($129 million) and in selling, general and administrative expenses ($43 million). The increases in financing receivables provisions for both periods were due to higher specific reserve requirements in the current year.

      The decrease in return on equity in the third quarter of 2014, compared to the same period of 2013, was due to a higher average equity balance and the decrease in after-tax income.  The decrease in return on equity in the first nine months of 2014, compared to the same period of 2013, was due to a higher average equity balance, partially offset by the increase in after-tax income.

Financial Position

Balance Sheet
	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Cash and cash equivalents	$1,639	$1,446
Net investment in sales-type and direct financing leases	8,636	9,739
Equipment under operating leases:
External clients (a)	813	947
Client loans	13,362	14,297
Total client financing assets	22,810	24,982
Commercial financing receivables	6,437	8,541
Intercompany financing receivables (b) (c)	4,733	4,216
Other receivables	344	352
Other assets	498	601
Total assets	$36,460	$40,138
Intercompany payables (b)	$2,014	$5,766
Debt (d)	28,644	27,504
Other liabilities	1,912	3,043
Total liabilities	32,570	36,314
Total equity	3,891	3,825
Total liabilities and equity	$36,460	$40,138

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

(d) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company's internal business or related to intercompany mark-up embedded in the Global Financing assets. Refer to the table on page 84 for additional information.

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

       At September 30, 2014, substantially all financing assets are IT related assets, and approximately 58 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Client financing	$3,044	$3,158	$9,399	$10,141
Commercial financing	10,276	9,754	30,402	28,549
Total	$13,321	$12,912	$39,801	$38,690

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first nine months of 2014 which resulted in a net decline of financing assets from December 31, 2013. Cash collections of both commercial financing and client financing assets exceeded new financing originations in the third quarter of 2014, which resulted in a net decrease in financing assets in this period. The increase in originations in both periods was due to improving volumes in commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses:

	At September 30,	At December 31,
(Dollars in millions)	2014	2013
Gross financing receivables	$28,359	$32,319
Specific allowance for credit losses	423	279
Unallocated allowance for credit losses	99	113
Total allowance for credit losses	522	392
Net financing receivables	$27,838	$31,928
Allowance for credit losses coverage	1.8%	1.2%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in million)	Allowance	Additions/
January 1, 2014	Used*	(Reductions)	Other**	September 30, 2014
$392	$(21)	$164	$(12)	$522

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.2 percent at December 31, 2013, to 1.8 percent at September 30, 2014, primarily due to an increase in specific reserve requirements. Specific reserves increased 51 percent from $279 million at December 31, 2013, to $423 million at September 30, 2014. Unallocated reserves decreased 12 percent from $113 million at December 31, 2013, to $99 million at September 30, 2014, due to the decline in gross financing receivables.

Management Discussion – (continued)

       Global Financing’s bad debt expense was $66 million for the three months ended September 30, 2014, compared to $12 million for the same period in 2013.  Global Financing’s bad debt expense was $164 million for the nine months ended September 30, 2014, compared to $35 million for the same period in 2013.  The year-to-year increases in bad debt expense for both periods were due to higher specific reserve requirements, primarily in China and Latin America, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment, which are primarily sourced from equipment returned at the end of a lease, represented 55.5 percent and 56.6  percent of Global Financing's revenue in the third quarter and first nine months, respectively, of 2014, and 53.5 percent and 54.1 percent in the third quarter and first nine months, respectively, of 2013.  The increases in both periods were due to a higher volume of used equipment sales for internal transactions. The gross profit margins on equipment sales were 60.0 percent and 52.8 percent in the third quarter, respectively, of 2014 and 2013.  The gross profit margins were 65.2 percent and 57.0 percent in the first nine months of 2014 and 2013, respectively.  The increases in the gross profit margin for both periods were driven by a margin increase in internal equipment sales and a shift in mix toward higher margin internal equipment sales, partially offset by a margin decrease in external equipment sales.

       The table on page 84 presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2014 and September 30, 2014. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2014 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $103 million and $80 million for the financing transactions originated during the quarters ended September 30, 2014 and 2013, respectively and $306 million for both of the nine month periods ended September 30, 2014 and 2013. The aggregate asset values associated with the guarantees of direct financing leases were $52 million and $55 million for the financing transactions originated during the quarters ended September 30, 2014 and 2013, respectively and $154 million and $170 million for the nine months ended September 30, 2014 and 2013, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $6 million for the financing transactions originated in both of the quarters ended September 30, 2014 and 2013, and $18 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively. The cost of guarantees was $0.6 million for both of the quarters ended September 30, 2014 and 2013, and $1.8 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Management Discussion – (continued)

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	September 30, 2014 Balance
	January 1,	September 30,				2017 and
(Dollars in millions)	2014	2014	2014	2015	2016	Beyond
Sales-type and direct financing
leases	$736	$689	$47	$186	$210	$245
Operating leases	200	175	42	56	47	30
Total unguaranteed residual
value	$936	$864	$89	$242	$257	$275
Related original amount
financed	$17,642	$16,392
Percentage	5.3%	5.3%

Debt

	At September 30,		At December 31,
	2014		2013
Debt-to-equity ratio	7.4	x	7.2	x

        The company funds Global Financing through borrowings using a debt-to-equity ratio target of approximately 7 to 1. In the third quarter of 2014, the impact of foreign currency exchange rates on equity late in the quarter was the primary driver of the increase in the debt-to-equity ratio versus the company’s target. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm's-length pricing. Both assets and debt are presented in the Global Financing balance sheet on page 81.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 80 and in Segment Information on pages 28 and 29.

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

(Dollars in millions)	At September 30, 2014		At December 31, 2013
Global Financing Segment		$28,644		$27,504
Debt to support external clients	$24,793		$24,471
Debt to support internal clients	3,851		3,033
Non-Global Financing Segments		17,052		12,214
Debt supporting operations	20,903		15,247
Intercompany activity	(3,851)		(3,033)
Total company debt		$45,696		$39,718

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion – (continued)

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Numerator:
Global Financing after tax income*	$320	$333	$1,120	$1,066
Annualized after tax income (A)	$1,281	$1,331	$1,494	$1,421
Denominator:
Average Global Financing equity (B)**	$4,010	$3,543	$3,962	$3,525
Global Financing return on equity(A)/(B)	31.9%	37.6%	37.7%	40.3%

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

       As previously discussed, Global Financing has historically been able to manage residual value risk both through insight into the company’s product cycles, as well as through its remarketing business.

       Global Financing has policies in place to manage each of the key risks involved in financing. These policies, combined with product and client knowledge, should allow for the prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section beginning on page 48 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2014	GAAP**	adjustments		adjustments		(Non-GAAP) **
Gross profit	$10,874	$106		$43		$11,023
Gross profit margin	48.6%	0.5	pts.	0.2	pts.	49.2%
S,G&A	$5,281	$(96)		$(48)		$5,137
R,D&E	1,354	—		19		1,373
Other (income) and expense	(103)	0		—		(103)
Total expense and other (income)	6,513	(96)		(29)		6,389
Pre-tax income from continuing operations	4,361	202		71		4,634
Pre-tax margin from continuing operations	19.5%	0.9	pts.	0.3	pts.	20.7%
Provision for income taxes*	$906	$42		$14		$963
Effective tax rate	20.8%	0.0	pts.	0.0	pts.	20.8%
Income from continuing operations	$3,455	$159		$57		$3,671
Income margin from continuing operations	15.4%	0.7	pts.	0.3	pts.	16.4%
Loss from discontinued operations,
net of tax	$(3,437)	$—		$—		$(3,437)
Net income	$18	$159		$57		$234
Diluted earnings per share:
Continuing operations	$3.46	$0.16		$0.06		$3.68
Discontinued operations	$(3.44)	$—		$—		$(3.44)

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Reclassified to reflect discontinued operations presentation.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2013	GAAP**	adjustments		adjustments		(Non-GAAP) **
Gross profit	$11,429	$102		$154		$11,686
Gross profit margin	49.0%	0.4	pts.	0.7	pts.	50.1%
S,G&A	$5,260	$(111)		$(89)		$5,060
R,D&E	1,356	—		(14)		1,342
Other (income) and expense	(63)	(1)		—		(64)
Total expense and other (income)	6,458	(112)		(103)		6,243
Pre-tax income from continuing operations	4,972	214		257		5,443
Pre-tax margin from continuing operations	21.3%	0.9	pts.	1.1	pts.	23.3%
Provision for income taxes*	$832	$48		$77		$958
Effective tax rate	16.7%	0.2	pts.	0.6	pts.	17.6%
Income from continuing operations	$4,139	$166		$181		$4,485
Income margin from continuing operations	17.7%	0.7	pts.	0.8	pts.	19.2%
Loss from discontinued operations,
net of tax	$(98)	$—		$—		$(98)
Net income	$4,041	$166		$181		$4,387
Diluted earnings per share:
Continuing operations	$3.77	$0.15		$0.16		$4.08
Discontinued operations	$(0.09)	$—		$—		$(0.09)

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Reclassified to reflect discontinued operations presentation.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2014	GAAP**	adjustments		adjustments		(Non-GAAP) **
Gross profit	$33,545	$315		$141		$34,001
Gross profit margin	48.8%	0.5	pts.	0.2	pts.	49.5%
S,G&A	$17,146	$(291)		$(162)		$16,693
R,D&E	4,117	—		56		4,173
Other (income) and expense	(433)	0		—		(433)
Total expense and other (income)	20,654	(292)		(106)		20,257
Pre-tax income from continuing operations	12,891	607		246		13,744
Pre-tax margin from continuing operations	18.8%	0.9	pts.	0.4	pts.	20.0%
Provision for income taxes*	$2,655	$123		$49		$2,827
Effective tax rate	20.6%	0.0	pts.	0.0	pts.	20.6%
Income from continuing operations	$10,237	$483		$197		$10,917
Income margin from continuing operations	14.9%	0.7	pts.	0.3	pts.	15.9%
Loss from discontinued operations,
net of tax	$(3,698)	$—		$—		$(3,698)
Net income	$6,539	$483		$197		$7,219
Diluted earnings per share:
Continuing operations	$10.09	$0.48		$0.19		$10.76
Discontinued operations	(3.65)	—		—		(3.65)

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Reclassified to reflect discontinued operations presentation.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2013	GAAP**	adjustments		adjustments		(Non-GAAP) **
Gross profit	$34,347	$289		$474		$35,110
Gross profit margin	48.4%	0.4	pts.	0.7	pts.	49.5%
S,G&A	$17,463	$(294)		$(286)		$16,884
R,D&E	4,291	—		(43)		4,248
Other (income) and expense	(217)	(8)		—		(225)
Total expense and other (income)	21,205	(302)		(329)		20,574
Pre-tax income from continuing operations	13,142	590		803		14,536
Pre-tax margin from continuing operations	18.5%	0.8	pts.	1.1	pts.	20.5%
Provision for income taxes*	$2,478	$112		$239		$2,828
Effective tax rate	18.9%	0.0	pts.	0.6	pts.	19.5%
Income from continuing operations	$10,665	$479		$564		$11,708
Income margin from continuing operations	15.0%	0.7	pts.	0.8	pts.	16.5%
Loss from discontinued operations,
net of tax	$(366)	$—		$—		$(366)
Net income	$10,299	$479		$564		$11,342
Diluted earnings per share:
Continuing operations	$9.60	$0.43		$0.51		$10.54
Discontinued operations	$(0.33)	$—		$—		$(0.33)

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Reclassified to reflect discontinued operations presentation.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the year ended December 31, 2013	GAAP**	adjustments		adjustments		(Non-GAAP) **
Gross profit	$48,684	$394		$629		$49,706
Gross profit margin	49.5%	0.4	pts.	0.6	pts.	50.5%
S,G&A	$23,451	$(394)		$(376)		$22,680
R,D&E	5,743	—		(57)		5,686
Other (income) and expense	(333)	(16)		—		(349)
Total expense and other (income)	28,440	(410)		(433)		27,597
Pre-tax income from continuing operations	20,244	804		1,062		22,110
Pre-tax margin from continuing operations	20.6%	0.8	pts.	1.1	pts.	22.5%
Provision for income taxes*	$3,363	$57		$333		$3,753
Effective tax rate	16.6%	(0.4)	pts.	0.7	pts.	17.0%
Income from continuing operations	$16,881	$747		$729		$18,356
Income margin from continuing operations	17.2%	0.8	pts.	0.7	pts.	18.7%
Loss from discontinued operations,
net of tax	$(398)	$—		$—		$(398)
Net income	$16,483	$747		$729		$17,959
Diluted earnings per share:
Continuing operations	$15.30	$0.68		$0.66		$16.64
Discontinued operations	(0.36)	—		—		(0.36)

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Reclassified to reflect discontinued operations presentation.

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 13, “Contingencies,” on pages 43 to 46 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2014.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*

July 1, 2014 - July 31, 2014	7,848,507	$191.12	7,848,507	$1,615,441,334

August 1, 2014 - August 31, 2014	640,822	$189.08	640,822	$1,494,276,269

September 1, 2014 - September 30, 2014	600,300	$191.42	600,300	$1,379,364,495

Total	9,089,629	$191.00	9,089,629

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Financial Position at September 30, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: October 28, 2014
	By:	/s/ James J. Kavanaugh
James J. Kavanaugh
Vice President and Controller
(Principal Accounting Officer)