Form 10-K
period 2014-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2015-02-24
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2014

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2015	Name of each exchange on which registered
Capital stock, par value $.20 per share	988,424,172	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
1.25% Notes due 2023		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $180.8 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2014 are incorporated by reference into Parts I, II and IV of this Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 90 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today: The company creates value for clients through integrated solutions and products that leverage: data, information technology, deep expertise in industries and business processes, and a broad ecosystem of partners and alliances. IBM solutions typically create value by enabling new capabilities for clients that transform their businesses and help them engage with their customers and employees in new ways. These solutions draw from an industry-leading portfolio of consulting and IT implementation services, cloud and cognitive offerings, and enterprise systems and software; all bolstered by one of the world's leading research organizations.

Strategy

        In a time of unprecedented technological change, IBM's strategy remains one of innovation and a constant drive to deliver higher value for our clients.

        Key tenets of the company's strategy include:

1.    Our strategic imperatives:    Data, cloud and engagement are fundamentally transforming the IT industry, the company and our clients' businesses. The tremendous growth of data is redefining today's competitive advantage. With data as the world's new "natural resource," it is fundamentally transforming industries and professions. Yet as with all natural resources, only by refining data into actionable insights through analytics does it become valuable to the customer's business. Cloud computing—the delivery of IT and business processes as digital services—offers opportunities for enterprises to reinvent not just their operations, but their entire business model and approaches to innovation. Engagement, including mobile and social technologies, is profoundly changing how people interact and the way work gets done. Finally, these transformations are all supported and protected by high levels of security to ensure privacy and integrity of action. These three imperatives—data, cloud and engagement—are the foundation of IBM's strategy today and its vision for the future.

2.    Our unique strength:    Our ability to connect new technologies with the systems currently running today's enterprises is a key value-added service and market differentiator for IBM. Clients today want more than just adopting new technologies—they want IBM to fuse new solutions with their existing systems. This "bringing together" is what the company calls Hybrid Cloud, and IBM is uniquely able to bring this value to its clients.

3.    Our migration to higher levels of business value:    Clients look to IBM to solve their business challenges and opportunities rather than just providing technology. Our evolution over decades—from hardware to software and services, and increasingly to full-fledged business solutions—reflects this critical shift in meeting client needs. IBM brings together the full breadth of its integrated offerings and industry expertise to be essential to its clients and deliver higher value.

1.     Our Strategic Imperatives

Data: transforming industries and professions

        Fueled by the proliferation of mobile devices, social media and the infusion of technology into virtually all aspects of business, data is the world's new natural resource. Without powerful analytics, however, it is just data.

        Across all industries, enterprises are working hard to harvest new insights from the explosion of available data—the new basis for today's competitive advantage. The advantage for enterprises increases as they apply more sophisticated approaches to refining their data, turning them into insights that are actionable and add value. The advent of cognitive computing, which mirrors the same cognitive process that people use every day to understand the world around them, is profoundly redefining the relationship between humans and information. Cognitive systems learn, navigate the language and protocols of expert communities, and communicate in natural language.

        IBM has invested more than $26 billion, including over $17 billion on more than 30 acquisitions, to build its capabilities in big data and analytics. One third of IBM Research's spending is focused on data, analytics and cognitive computing.

        In 2014, IBM reported nearly $17 billion in business analytics revenue, and the company established the Watson Group to develop and commercialize cognitive computing innovations. The company has committed a $1 billion investment to Watson, including $100 million dedicated to venture investments to support start-ups building cognitive apps through the Watson Developer Zone on Bluemix. The company is also making Watson more widely available through the Watson Ecosystem, which has grown to more than 160 partners with nearly 4,000 future partners seeking to build a new generation of cognitive apps. IBM also launched Watson Analytics, a breakthrough natural language-based cognitive service that provides instant access to powerful predictive and visual analytic tools for businesses. Through Watson Analytics, IBM is extending analytics to the end user, not just the data scientist. IBM's goal is to give every business professional access to advanced cognitive-powered predictive analytics, coupled with new forms of data.

        In addition in 2014, the company made bold moves by establishing key alliances. In the data space, the company announced a ground-breaking partnership with Twitter to incorporate Twitter's massive data streams into IBM's cloud-based analytics, customer engagement platforms and consulting services. Enterprises will now be able to understand customer sentiment more deeply and anticipate sudden shifts in moods and markets by tapping into the Twitter data in powerful new ways. This capability will also allow clients to integrate Twitter data into their own cloud services and mobile apps.

Cloud: reinventing IT

        Cloud is at the heart of the digital revolution. No enterprise is untouched by this revolution and the shifts are occurring rapidly.

        Enterprises are benefitting from cloud by using it to transform their IT and business processes into digital services. Much has been written about how cloud enables the sharing of infrastructure—this is true. However the real promise of cloud is much more profound. By forcing greater levels of standards up and down the technology value chain, new products and services, and even entire business models, are able to be created in weeks rather than months or years.

        Cloud is a catalyst for innovation. IBM has invested more than $8 billion to acquire 18 companies related to cloud, and is investing more than $1 billion to expand its global footprint to 40 datacenters worldwide. IBM now has more than 120 software-as-a-service (SaaS) offerings, and IBM Cloud supports 24 of the top 25 Fortune 500 companies, driving $7 billion of revenue for cloud-based solutions in 2014.

  •
  SoftLayer is the foundation for IBM's expansive infrastructure-as-a-service portfolio. It offers bare metal, private cloud and virtual server instances, which means it can cover many different workloads with unprecedented performance. SoftLayer offers a built-in private network which can handle huge capacity and gives users the ability to isolate public/private networks with controls for access and location of data.

  •
  Bluemix is IBM's platform-as-a-service, built on the open standards foundation of Cloud Foundry and powered by SoftLayer's cloud infrastructure. SoftLayer offers cloud-based services, APIs and leading third-party services to developers in an integrated platform. Bluemix also allows them to mix and match different tools to build apps in the cloud for mobile, Web, big data and analytics—to name just a few.

  •
  IBM Cloud marketplace brings together the company's vast portfolio of cloud capabilities, delivering a self-service, digital experience for developers, IT and business leaders. Visitors have access to a growing portfolio of cloud capabilities from IBM and qualified third-party vendors. Open integration including pre-built APIs and hybrid options enable enterprise integration and composable business models.

        The IBM Cloud is the most powerful choice for enterprise-grade environments—bringing unparalleled levels of security, performance and scalability. As a result, in 2014, IBM formed a strategic alliance with SAP to run its business applications on IBM's cloud.

Engagement: re-imagining work

        Social, mobile and unprecedented access to data are changing how individuals and institutions work together. A new class of customer has emerged: one who is empowered with knowledge, enriched by networks and expects value in return for sharing information. Enterprises must create a systematic approach to engage these newly empowered customers through more personalized interactions. IBM calls these new forms of interactions "engagement"—and includes social collaboration and mobile—both underpinned by high levels of security.

        In 2014, the mobile, social and security portfolio generated double-digit growth with mobile revenue more than tripling versus 2013, security revenue up 19 percent and social business growing 3 percent. In addition, IBM has acquired 23 companies related to mobile, social and security.

        On the mobile front, IBM and Apple formed an historic partnership to transform enterprise mobility as we know it today. Together, IBM and Apple are joining forces to bring the ease-of-use of personal apps to the enterprise environment. Together, the two companies are bringing the first wave of industry-specific apps to the market—targeting the needs of individual workers and helping to solve long-standing industry challenges.

        In addition, MobileFirst remains IBM's unified approach to help clients and partners deliver best-in-class mobile solutions, take advantage of more commercial opportunities and provide a superior customer experience.

        On the social collaboration front, in 2014, IDC named IBM the worldwide market share leader in Enterprise Social Software for the fifth consecutive year.(1) In addition, IBM Verse, powered by IBM analytics and advanced search, is a new cloud-based messaging and social collaboration solution to manage the workday. It provides a seamless user experience across social networking, meetings, chat, documents, mail, and an array of intelligent, security-rich and engaging social apps on mobile devices or the Web.

        Security is a boardroom-level issue. It is also a key enabler for the continued growth of data, cloud and engagement. Enterprises—and their clients—demand that these activities be secure as a requirement for participation.

        The magnitude, sophistication and complexity of today's security threats are growing. With the proliferation of data on mobile devices, in social media and in the cloud, breaches are more visible and

(1)
IDC Worldwide Enterprise Social Networks 2014-2018 Forecast and 2013 Vendor Shares, July 23, 2014.

occur on a heightened scale. IBM Security solutions use sophisticated analytics to identify and thwart attacks in realtime—protecting our clients' information, processes and people.

        IBM Security brings to our clients high-end consulting, advanced fraud and threat protection, identity and access management, application and data security, mobile and cloud security, network and end-point protection with services for cloud.

2.     Our Unique Strength

        Data, cloud and engagement are powerful forces changing the landscape of technology and businesses. However, enterprise clients need more. Enterprises need to bring this new world of technology together with the existing systems that currently run their businesses if they are to capture their full value. This combination is what we refer to as Hybrid Cloud.

        Without bringing these worlds together, these new technologies become "islands" within the enterprise. For example, a business that invests in a social media platform engages with and captures the sentiment of individual customers. These can be valuable interactions. However, much deeper insight into the needs and wants of an individual customer comes when combining the social media interactions with the historical purchase and engagement records of that customer—as stored in existing systems. By combining these insights, the enterprise personalizes interactions in ways that are relevant and meaningful to that customer.

        IBM is unique in bringing this Hybrid world to its clients with our unparalleled strength in both the existing and the new worlds of IT.

        IBM supports its clients' mission critical processes, and remains the "go-to" platform for the enterprise. For example, more than 90 percent of the top 100 banks and the top 25 U.S. retailers run on IBM systems. In addition, nearly half of the Fortune 100 companies outsource IT operations to IBM. The company's leadership in enterprise computing provides the foundation for strategic partnerships as leading companies want to work with IBM, as evidenced by the Apple, SAP, Twitter and Tencent partnerships announced in 2014.

        Combine this with the company's strength in the new worlds of data, cloud and engagement—and IBM brings a unique and important capability to the market.

3.     Our Migration to Higher Value

        Technology by itself does not create value for a business. Technology enables a business to achieve its aspirations by facilitating richer interactions with clients and ecosystems, by unlocking deeper insight and by enabling faster actions.

        IBM has continuously evolved its mission to deliver increasingly higher levels of business value to its clients. Starting primarily as a hardware company, IBM has added a rich portfolio of software and services to add higher value.

        This next phase of IBM's transformation will realize the full breadth of the portfolio by bringing higher-value added solutions to our clients. Examples include:

  •
  Using predictive analytics to reduce customer attrition rates through the IBM Customer Data solution.

  •
  Detecting fraudulent claims before payments are made through the IBM Counter Fraud solution.

  •
  Preventing costly and unscheduled downtime of equipment through early detection of anomalies with the IBM Predictive Asset Optimization solution.

The focus on integrated solutions will make IBM a stronger partner with its clients as the company takes another step in its continuous evolution to higher levels of value.

Summary

        One constant throughout IBM's over 100-year history has been the need to continually transform the company in an ever-changing industry. Our industry, our clients—and IBM itself—is in the midst of such a fundamental transformation.

        This is a transformation of unparalleled growth and promise:

  •
  The promise of technology to bring extraordinary levels of insight to human endeavors through advances in analytics and cognitive computing.

  •
  The promise of the cloud as a catalyst for innovation, freeing enterprises to focus more on the uses of technology rather than just the technology itself.

  •
  The promise of enterprises engaging with their customers, their employees and their business partners through richer, more personalized means.

  •
  All underscored by security to help protect the integrity of every interaction.

        We are excited about the prospects for growth and value for our clients—and for IBM—and we look forward to helping our clients transform their businesses for the future.

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

        The business model is dynamic, adapting to the continuously changing market and economic environment. The company continues to divest certain businesses and strengthen its position through strategic organic investments and acquisitions in higher-value areas. In addition, the company has transformed itself into a globally integrated enterprise which has improved overall productivity and is driving investment and expanding participation in markets with significant long-term opportunity.

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

        Global Services: is a critical component of the company's strategy of providing IT infrastructure and business insight and solutions to clients. While solutions often include industry-leading IBM software and systems, other suppliers' products are also used if a client solution requires it. Approximately 60 percent of external Global Services segment revenue is annuity based, coming primarily from outsourcing and maintenance arrangements. The Global Services backlog provides a solid revenue base entering each year. Within Global Services, there are two reportable segments: Global Technology Services and Global Business Services.

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

GTS Capabilities

         Strategic Outsourcing: delivers comprehensive IT outsourcing services dedicated to transforming clients' existing infrastructures to consistently deliver improved quality, flexibility, risk management and financial value. The company integrates long-standing expertise in service management and technology with the ability to exploit the power of new technologies from IBM systems and software, such as cloud computing, analytics and virtualization, to deliver high performance, innovation and improved ability to achieve business objectives.

        Global Process Services: included within Strategic Outsourcing, delivers a range of offerings consisting of standardized through transformational solutions including processing platforms and business process outsourcing. These services deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure. Global Process Services will be integrated within Global Business Services beginning in 2015.

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

        Cloud: delivers a comprehensive set of cloud services ranging from assisting clients with building their own private clouds, to building customized dedicated managed clouds, to allowing clients to leverage standardized cloud infrastructure services from the SoftLayer and Cloud Managed Services offerings, to creating hybrid environments linking their private and public workloads together. This portfolio of cloud offerings spans across the GTS business lines.

        Technology Support Services (Maintenance Services): delivers a complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructures.

        Global Business Services (GBS) has the mission to deliver predictable business outcomes to the company's clients across two primary business areas: Consulting and Systems Integration and Application Management Services. These professional services deliver business value and innovation to clients through solutions which leverage industry and business process expertise. The role of GBS is to drive initiatives that integrate IBM content and solutions and drive the progress of the company's strategic imperatives. As clients transform themselves in response to market trends like big data, social and mobile computing, GBS helps clients use these technologies to reinvent relationships with their customers and realize new standards of efficacy and efficiency in the internal processes, data and applications that they use to run their businesses.

GBS Capabilities

        Consulting and Systems Integration: delivering client value with solutions in Strategy and Transformation, Application Innovation Services, Enterprise Applications and Smarter Analytics.

Consulting is also focused on bringing to market client solutions that drive Smarter Commerce, Cloud, Mobile and Social Business.

        Application Management Services: delivers application management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through advanced capabilities in areas such as application testing and modernization, cloud application services, the company's highly differentiated globally integrated capability model, industry knowledge and the standardization and automation of application management.

        Software consists primarily of middleware and operating systems software. Middleware software enables clients to integrate systems, processes and applications across a standard software platform to improve their business results, solve critical problems and gain competitive advantage within their industries. IBM middleware is designed on open standards, making it easier to integrate disparate business applications, developed by different methods and implemented at different times. Operating systems are the software engines that run computers. Approximately 70 percent of external Software segment revenue is annuity based, coming from recurring license charges, software sold "as a service" and ongoing post-contract support. The remaining revenue relates to one-time charge (OTC) arrangements in which clients pay one, up-front payment for a perpetual license. Typically, the sale of OTC software includes one year of post-contract support. Clients can also purchase ongoing post-contract support after the first year, which includes unspecified product upgrades and technical support.

Software Capabilities

        WebSphere: delivers capabilities that enable organizations to run high-performance business applications. With these applications, clients can integrate and manage business processes across their organizations with the flexibility and agility they need to respond to changing conditions. Built on services-oriented architecture (SOA), and open standards support for cloud, mobile and social interactions, the WebSphere platform enables enterprises to extend their reach and optimize interactions with their key constituents. Smarter Commerce software helps companies better manage and improve each step of their value chain and capitalize on opportunities for profitable growth, efficiency and increased customer loyalty.

        Information Management: enables clients to integrate, manage and analyze enormous amounts of data from a large variety of sources in order to gain competitive advantage and improve their business outcomes. With this approach, clients can extract real value out of their data and use it to make better business decisions. IBM's middleware and integrated solutions include advanced database management, information integration, data governance, enterprise content management, data warehousing, business analytics and intelligence, predictive analytics and big data analytics.

        Watson Solutions: the first commercially available cognitive computing platform that has the ability to interact in natural language, processing vast amounts of big data, and learning from its interactions with people and computers. As an advisor, Watson is able to sift through and understand large amounts of data delivering insights with unprecedented speeds and accuracy.

        Tivoli: helps clients optimize the value they get from their infrastructures and technology assets through greater visibility, control and automation across their end-to-end business operations. These asset management solutions foster integrated service delivery for cloud and datacenter management, enterprise endpoint and mobile device management, asset and facilities management, and storage management. Tivoli includes security systems software that provides clients with a single security intelligence platform that enables them to better secure all aspects of their enterprise and prevent security breaches.

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

        Rational: supports software development for both IT and complex embedded system solutions, with a portfolio of products and solutions supporting DevOps and Smarter Product Development, transforming the way lines of business, development and operations work together to deliver innovation via software.

        Mobile: spans middleware and offers customers true end-to-end mobile solutions across platform and application development, mobile security, and mobile device management. Leveraging powerful analytics and usage data, customers are provided with the ability to have more compelling interactions with their clients and workforce, increasing touchpoints and deepening relationships. The mobile offerings provide the ability to increase workforce productivity through enhanced collaboration, improved knowledge sharing and increased response speed.

        In January 2015, the company made several changes designed to more effectively align its key capabilities and resources to its strategic imperatives. These changes will enable the company to respond more quickly to critical client agendas and drive higher value. Across Software, the company is transitioning its portfolio to capture growth and continue to drive innovation. The focus will be centered around analytics, security, and commerce—similar to the action the company implemented in 2014 with Watson—utilizing its software assets to improve speed and agility in bringing integrated solutions to its clients.

        Systems and Technology (STG) provides clients with innovative infrastructure technologies to help meet the new requirements of data, cloud and engagement—from deploying advanced analytics, to moving to digital service delivery with the cloud, and securing mobile transaction processing. Approximately half of Systems and Technology's server and storage sales transactions are through the company's business partners; with the balance direct to end-user clients. In addition, Systems and Technology provides leading semiconductor technology, products and packaging solutions for IBM's own advanced technology needs.

Systems and Technology Capabilities

        Servers: a range of high-performance systems designed to address capacity, security, speed and compute power needs for businesses, organizations and technical computing applications. After the divestiture of the System x industry standard server business, the portfolio includes System z, a trusted enterprise platform for integrating data, transactions and insight, and Power Systems, a system designed from the ground up for big data, optimized for scale-out cloud and Linux, and delivering open innovation with OpenPOWER. The company is also a founding member of the OpenPOWER foundation, a group of industry-leading companies working together to develop high-performance compute solutions based on the IBM POWER architecture.

        Storage: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of software defined storage solutions, disk and tape storage systems and Flash storage and solutions.

        Technology: the company's continued leadership in systems requires ongoing investments in semiconductor and material science research and development that drives innovation that matters for our clients. In 2014, the company announced a definitive agreement to divest its Microelectronics business, and manufacturing operations. This transaction is expected to close in 2015.

        Global Financing facilitates IBM clients' acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise. The financing arrangements are predominantly for products or services that are critical to the end users' business operations. These financing contracts are entered into after a comprehensive credit evaluation and are secured by legal contracts. As a captive financier, Global Financing has the benefit of both deep knowledge of its client base and a clear insight into the products and services financed. These factors allow the business to effectively manage two of the major risks, credit and residual value, associated with financing while generating strong returns on equity. Global Financing also maintains a long term partnership with the companies' clients through various stages of IT asset life cycle—from initial purchase and technology upgrades to asset disposition decisions.

Global Financing Capabilities

        Client Financing: lease and loan financing to end users and internal clients for terms up to seven years. Assets financed are primarily IT products and services where the company has expertise. Internal financing is predominantly in support of Global Services' long-term client service contracts. Global Financing also factors a selected portion of the company's accounts receivable, primarily for cash management purposes. All internal financing arrangements are at arm's-length rates and are based upon market conditions.

        Commercial Financing: short-term inventory and accounts receivable financing to dealers and remarketers of IBM and OEM products.

        Remanufacturing and Remarketing: used equipment is returned from lease transactions, or may be surplus equipment internally or externally purchased. These assets may be refurbished or upgraded and sold or leased to new or existing clients both externally or internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Systems and Technology and Global Services. Systems and Technology may also sell the equipment that it purchases from Global Financing to external clients.

IBM WORLDWIDE ORGANIZATIONS

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

Sales and Distribution

        IBM has a significant global presence, operating in more than 175 countries, with an increasingly broad-based geographic distribution of revenue. The company's Sales and Distribution organization manages the IBM global footprint, with dedicated country-based operating units focused on delivering unique value and superior experiences for clients. Within these units, client relationship professionals work with integrated teams of consultants, product specialists and delivery fulfillment teams to enable clients' business growth and innovation. These teams deliver value by understanding the clients' businesses and needs, and then bring together capabilities from across IBM and an extensive network of Business Partners to develop and implement solutions.

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

        The company continues to invest to capture the long-term opportunity in key growth markets around the world—China, India and countries within Southeast Asia, Eastern Europe, the Middle East, Africa and Latin America. The company's major markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (UK) plus Austria, the Bahamas, Belgium, the Caribbean region, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests approximately 6 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through global labs on near-term and mid-term innovations. It contributes many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research also explores the boundaries of science and technology—from nanotechnology to future systems, big data analytics, secure clouds and to IBM Watson, a "cognitive" learning system.

        IBM Research also focuses on differentiating IBM's services businesses, providing new capabilities and solutions. It has the world's largest mathematics department of any public company, enabling IBM to create unique analytic solutions and actively engage with clients on their toughest challenges.

        In February 2015, the company announced a new IBM Research lab to be located in South Africa. This will be IBM Research's 13th global lab.

        In 2014, IBM was awarded more U.S. patents than any other company for the 22nd consecutive year. IBM's 7,534 patents awarded in 2014 represent a diverse range of inventions poised to enable significant innovations that will position the company to compete and lead in the emerging opportunities represented by cloud, big data and analytics, security, social and mobile. These inventions also will advance the new era of cognitive systems where machines will learn, reason and interact with people in more natural ways. It was the most U.S. patents ever awarded to one company in a single year.

        The company continues to actively seek intellectual property (IP) protection for its innovations, while increasing emphasis on other initiatives designed to leverage its IP leadership. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. While the company's various proprietary IP rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

Integrated Supply Chain

        IBM has an extensive integrated supply chain, procuring materials and services globally. In 2014, the company also managed approximately $21.8 billion in procurement spending for its clients through the Global Process Services organization. The supply, manufacturing and logistics operations are integrated in one operating unit that has optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Supply chain resiliency enables IBM to reduce its risk during marketplace changes.

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

Utilizing analytics, mobile, cloud and social—with numerous projects, has allowed the integrated supply chain to drive positive business outcomes for the company and its clients.

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

        Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and, service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. The company has been executing a strategy to transform its business, including shifting to higher value market segments and offerings and increasing its capabilities through organic investments and strategic acquisitions. As the company executes its strategy, it enters new markets, such as cloud, business analytics and "as-a-service" solutions, which exposes the company to new competitors. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, business process outsourcing, cloud services, and a wide range of technical and IT support services. GBS competes in consulting, system integration and application management services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including: Accenture, Amazon.com, Inc. (Amazon), Computer Sciences Corporation, Fujitsu, Google Inc., Hewlett-Packard Company (HP) and Microsoft Corporation (Microsoft); India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Software:

        The enterprise management software market is highly competitive, and increasingly technology companies are looking to implement software solutions that will improve business outcomes for their clients. The key competitive factors in this segment include: functionality, ease-of-use, scalability, open standards, total cost-of-ownership and business value. IBM's leadership in each of these areas, and the ability to deliver solutions that drive business results, provides it with competitive advantages. The company's software business includes middleware and solutions software offerings, delivered both on-premise and "as-a-service", and operating systems. The middleware portfolio is the broadest in the industry and covers both mainframe and distributed computing environments. The middleware portfolio also underpins IBM's solutions business and enhances the business value the company brings to clients. The solutions portfolio provides comprehensive business and industry-specific offerings to new types of IT decision makers, such as chief marketing and procurement officers, chief information security officers and chief financial officers. The depth and breadth of the software offerings, coupled with the company's global sales and technical support infrastructure, differentiate the software business from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to this segment's leadership. The company's principal competitors in this segment include CA, Inc., Microsoft, Oracle Corporation (Oracle), Salesforce.com and SAP. The company also competes with smaller, niche competitors in specific geographic or product markets worldwide.

Systems and Technology:

        The enterprise server and storage market is characterized by technology and service innovation, with competition focused on value, function, reliability, price and cost performance. New entrants are leveraging innovation in technology and delivery of services to compete against traditional providers and offerings. The company's principal competitors include Cisco Systems, Inc. (Cisco), Dell, Inc., EMC Corporation, HP and Oracle. Additionally, infrastructure-as-a-service providers such as Amazon Web Services who offer IT as a service and original device manufacturers who offer re-branded, lower cost system hardware alternatives compete with the company in this area.

        The company's investments in virtualization technologies, software optimization capabilities, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system, from the company's custom semiconductors through the software stack to increase efficiency, lower cost and improve performance, provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

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

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 14 to 19 are cautionary statements that accompany those forward-looking statements.

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

        The following information is included in IBM's 2014 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 145 to 150.

        Financial information by geographic areas—page 149.

        Amount spent during each of the last three years on R&D activities—page 127.

        Financial information regarding environmental activities—page 118.

        The number of persons employed by the registrant—page 73.

        The management discussion overview—pages 22 to 25.

        Available information—page 155.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 24, 2015):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	57	2005
Colleen F. Arnold, Senior Vice President, IBM Sales and Distribution	57	2010
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	50	2015
Erich Clementi, Senior Vice President, IBM Sales and Distribution	56	2010
Bruno V. Di Leo Allen, Senior Vice President, IBM Sales and Distribution	57	2012
Diane J. Gherson, Senior Vice President, Human Resources	57	2013
Jon C. Iwata, Senior Vice President, Marketing and Communications	52	2002
Martin Jetter, Senior Vice President, IBM Global Technology Services	55	2014
James J. Kavanaugh, Senior Vice President, Transformation and Operations	48	2008
John E. Kelly III, Senior Vice President, Solutions Portfolio and Research	61	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	58	2014
Arvind Krishna, Senior Vice President and Director, IBM Research	52	2015
Robert J. LeBlanc, Senior Vice President, IBM Cloud	56	2010
Steven A. Mills, Executive Vice President, Software and Systems	63	2000
Robert J. Picciano, Senior Vice President, IBM Analytics	50	2014
Michael D. Rhodin, Senior Vice President, IBM Watson	54	2010
Thomas W. Rosamilia, Senior Vice President, IBM Systems	54	2013
Martin J. Schroeter, Senior Vice President and Chief Financial Officer	50	2014
Stanley J. Sutula III, Vice President and Controller	49	2015
Bridget A. van Kralingen, Senior Vice President, IBM Global Business Services	51	2012

*
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws. Each executive officer named above, with the exception of Kenneth M. Keverian, has been an executive of IBM or its subsidiaries during the past five years.

        Mr. Keverian was a Senior Partner at the Boston Consulting Group, a global management consulting firm, until joining IBM in 2014. He was with Boston Consulting Group for 26 years and he focused on serving technology companies in the computing and communications sectors.

Item 1A. Risk Factors:

        Downturn in Economic Environment and Client Spending Budgets could impact the Company's Business: If overall demand for IBM's products and solutions decreases, whether due to general economic conditions or a shift in client buying patterns, the company's revenue and profit could be impacted.

        The Company may not meet its Growth and Productivity Objectives under its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by transforming and globally integrating its own business processes and functions to remain competitive and to enable scaling of resources and offerings in both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company's competitiveness and its ability to meet its growth and productivity objectives.

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from certain segments of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in a highly competitive environment or is unable to commercialize such innovations, expand and scale them with sufficient speed, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, its ability to attract and retain customers could be impacted.

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in its strategic imperatives to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments, and new delivery models may unfavorably impact demand and profitability for our other products or services. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced personnel, and develop ecosystems and collaborative partnerships. In emerging growth countries, the developing nature presents potential political, social, legal and economic risks from evolving governmental policy, inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

        IBM's Intellectual Property Portfolio may not prevent Competitive Offerings, and IBM may not be able to Obtain Necessary Licenses: The company's patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to the company's, nor can there be any assurance that the resources invested by the company to protect its intellectual property will be sufficient or that the company's intellectual property portfolio will adequately deter misappropriation or improper use of the company's technology. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future. The company's ability to protect its intellectual property could also be impacted by changes to existing laws, legal principles and regulations governing intellectual property, including the ownership and protection of patents.

        Cybersecurity and Privacy Considerations could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of proprietary information and sensitive or confidential data, including valuable intellectual property and personal information of employees, customers and others. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems, and those of customers, third-parties contractors and vendors. Successful breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems, theft of sensitive or confidential data including personal information and intellectual property, system disruptions, and denial of service. In the event of such breaches, the company, its customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. The company experiences and responds to cybersecurity threats, although none has had a material adverse effect on the company to date. As these threats develop and grow, the company may also find it necessary to make significant further investments to protect data and infrastructure. As a global enterprise, the company could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection. Additionally, cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, potential liability, and damage to brand and reputation.

        The Company's Financial Results for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, the length of the sales cycles and the seasonality of technology purchases. Moreover, the company's strategic imperatives involve new products, new customers, and new markets, all of which contribute to the difficulty of predicting the company's financial results. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

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

        Tax Matters could impact the Company's Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM's provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company's results of operations and financial condition in future periods. In addition, IBM is subject to the continuous examination of its income tax returns by the United States Internal Revenue Service and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the company's provision for income taxes and cash tax liability.

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2014 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2014 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2014 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

        The Company's Business could be impacted by its Relationships with Critical Suppliers: IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on a single or a limited number of suppliers, and after GLOBALFOUNDRIES completes the acquisition of IBM's global commercial semiconductor business, it will become IBM's exclusive server processor technology provider for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2014 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

        The Company is Subject to Legal Proceedings Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2014 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2014, IBM's manufacturing and development facilities in the United States had aggregate floor space of 17 million square feet, of which 12 million was owned and 5 million was leased. Of these amounts, 2 million square feet was vacant and 1 million square feet was being leased to non-IBM businesses. On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES will acquire the company's Microelectronics business, including semiconductor manufacturing facilities in East Fishkill, New York and Essex Junction, Vermont. The transaction is expected to close in 2015. Similar facilities in 14 other countries totaled 7 million square feet, of which 3 million was owned and 4 million was leased.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 122 to 124 of IBM's 2014 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 151 and 155 of IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 458,306 common stockholders of record at February 10, 2015.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2014— October 31, 2014	650,100	$177.32	650,100	$6,264,088,758
November 1, 2014— November 30, 2014	—	$—	—	$6,264,088,758
December 1, 2014— December 31, 2014	—	$—	—	$6,264,088,758

Total	650,100	$177.32	650,100

(1)
On October 29, 2013, the Board of Directors authorized $15.0 billion in funds for use in the company's common stock repurchase program. On October 28, 2014 the Board of Directors authorized an additional $5.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 151 and 152 of IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 22 through 77 of IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on page 72 of IBM's 2014 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 80 through 150 of IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 78 and 79 of IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Effective January 1, 2015, the company amended Article III, Section 2 of its By-laws to increase the number of directors to fourteen. Article II, Section 7 of IBM's By-laws was amended effective February 24, 2015 to clarify the deadline for stockholder submissions before the Annual Meeting of Stockholders. The full text of IBM's By-laws, as amended, is included as Exhibit 3 to this report.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "General Information—Audit Committee" and "2014 Director Compensation Narrative—Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 24, 2015)" on page 13 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "2014 Director Compensation Narrative," "2014 Director Compensation Narrative—2014 Director Compensation Table," "2014 Compensation Discussion and Analysis," "2014 Summary Compensation Table Narrative," "2014 Summary Compensation Table," "2014 Grants of Plan-Based Awards Table," "2014 Outstanding Equity Awards at Fiscal Year-End Narrative," "2014 Outstanding Equity Awards at Fiscal Year-End Table," "2014 Option Exercises and Stock Vested Table," "2014 Retention Plan Narrative," "2014 Retention Plan Table," "2014 Pension Benefits Narrative," "2014 Pension Benefits Table," "2014 Nonqualified Deferred Compensation Narrative," "2014 Nonqualified Deferred Compensation Table," "2014 Potential Payments Upon Termination Narrative," "2014 Potential Payments Upon Termination Table," "General Information—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—2014 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	437,563		$92.65	—
RSUs	7,160,978		N/A	—
PSUs	4,343,040	(2)	N/A	—

Subtotal	11,941,581		$92.65	99,995,330
Equity compensation plans not approved by security holders
Options	1,313,386		$98.01	—
RSUs	573,299		N/A	—
PSUs	161,497	(2)	N/A	—
DCEAP shares	153,688		N/A	—

Subtotal	2,201,870		$98.01	15,513,213

Total	14,143,451		$96.67	115,508,543

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 34 acquisition transactions, 519,138 additional share based awards, consisting of stock options and RSUs, were outstanding at December 31, 2014 as a result of the Company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $55.51. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,643,331 and for equity compensation plans not approved by security holders is 84,328. For additional information about PSUs, including payout calculations, refer to the information under "2014 Summary Compensation Table Narrative," in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015.

        The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2001 Long-Term Performance PIan

        The 2001 Long-Term Performance Plan (the "2001 Plan") has been used to fund awards for employees other than senior executives of the Company. Awards for senior executives of the Company have been and will continue to be funded from the stockholder-approved 1999 Long-Term Performance Plan (the "1999 Plan"); the 1999 Plan is also used to fund awards for employees other than senior executives, Otherwise, the provisions of the 2001 Plan are identical to the 1999 Plan, including the type of awards that may be granted under the plan (stock options, restricted stock and unit awards and long-term performance incentive awards)

        The 2001 Plan is administered by the Executive Compensation and Management Resources Committee of the Board of Directors (the "Committee"), and that Committee may delegate to officers of the company certain of its duties, powers and authority. Payment of awards may be made in the form of cash, stock or combinations thereof and may be deferred with Committee approval. Awards are not transferable or assignable except (i) by law, will or the laws of descent and distribution,(ii) as a result of the disability of the recipient, or (iii) with the approval of the Committee.

        If the employment of a participant terminates, other than as a result of the death or disability of a participant, all unexercised, deferred and unpaid awards shall be canceled immediately, unless the award agreement provides otherwise. In the event of the death of a participant or in the event a participant is deemed by the company to be disabled and eligible for benefits under the terms of the IBM Long-Term Disability Plan (or any successor plan or similar plan of another employer), the participant's estate, beneficiaries or representative, as the case may be, shall have the rights and duties of the participant under the applicable award agreement. In addition, unless the award agreement specifies otherwise, the Committee may cancel, rescind, suspend, withhold or otherwise limit or restrict any unexpired, unpaid, or deferred awards at any time if the participant is not in compliance with all applicable provisions of the awards agreement and the 2001 plan. In addition, awards may be cancelled if the participant engages in any conduct or act determined to be injurious, detrimental or prejudicial to any interest of the company.

PWCC Acquisition Long-Term Performance Plan

        The IBM PWCC Acquisition Long-Term Performance Plan (the "PWCC Plan") was adopted by the Board of Directors in connection with the company's acquisition of PricewaterhouseCoopers Consulting ("PwCC") from PricewaterhouseCoopers LLP, as announced on October 1, 2002. The PWCC Plan has been and will continue to be used solely to fund awards for employees of PwCC who have become employed by the company as a result of the acquisition. Awards for senior executives of the company will not be funded from the PWCC Plan. The terms and conditions of the PWCC Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.

IBM Deferred Compensation and Equity Award Plan

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock either as lump sum or installments pursuant to the director's distribution election. For additional information about the DCEAP, see "2014 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—IBM Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, which information is incorporated herein by reference.

 Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2014 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 79).

      Consolidated Statement of Earnings for the years ended December 31, 2014, 2013 and 2012 (page 80).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (page 81).

      Consolidated Statement of Financial Position at December 31, 2014 and 2013 (page 82).

      Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 (page 83).

      Consolidated Statement of Changes in Equity at December 31, 2014, 2013 and 2012 (pages 84 and 85).

      Notes to Consolidated Financial Statements (pages 86 through 150).

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

    3.
    Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
	The By-laws of IBM, as amended through February 24, 2015.	3
(4)	Instruments defining the rights of security holders.

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
The instruments defining the rights of the holders of the 2.900% Notes due 2021 is Exhibit 3.1 to Form 8-K, filed October 31, 2011, and is hereby incorporated by reference.

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
The instruments defining the rights of the holders of the 1.250% Notes due 2018 and Floating Rate Notes due 2015 are Exhibits 2.1 and 3.1 to Form 8-K, filed February 7, 2013, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.45% Notes due 2016 and 1.625% Notes due 2020 are Exhibits 2.1 and 3.1 to Form 8-K, filed May 6, 2013, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 3.375% Notes due 2023 and Floating Rate Notes due 2015 are Exhibits 2.1 and 3.1 to Form 8-K, filed July 31, 2013, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.875% Notes due 2020 and 2.875% Notes due 2025 are Exhibits 2.1 and 3.1 to Form 8-K, filed November 6, 2013, and are hereby incorporated by reference.
The instruments defining the rights of the holders of the 2.750% Notes due 2020 is Exhibit 2 to Form 8-K, filed November 20, 2013, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the Floating Rate Notes due 2016, 1.950% Notes due 2019, Floating Rate Notes due 2019 and 3.625% due 2024 are Exhibits 2, 3, 4 and 5 to Form 8-K, filed February 11, 2014, and are hereby incorporated by reference.
The instruments defining the rights of the holders of the Floating Rate Notes due 2021 is Exhibit 2 to Form 8-K, filed November 5, 2014, and is hereby incorporated by reference.
The instruments defining the rights of the holders of the 1.25% Notes due 2023 is Exhibit 2 to Form 8-K, filed November 25, 2014, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.125% Notes due 2018 and Floating Rate Notes due 2018 are Exhibits 2 and 3 to Form 8-K, filed February 5, 2015, and are hereby incorporated by reference.
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
	The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

	Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*

	Board of Directors compensatory plans, as described under the caption "General Information—2014 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2015, are hereby incorporated by reference.*
	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

	The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014 which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

	The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*
	Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014.*	10.1

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2009 contained in Registration which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.* Statement No. 333-171968, is hereby incorporated by reference.*

	Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

	Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

	Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

	Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of February 25, 2014, which was filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014, and is hereby incorporated by reference.*
	Amendment No. 5 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 9, 2014.*	10.2

	The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Letter dated March 17, 2014, signed by Kenneth M. Keverian and IBM, effective April 1, 2014.*	10.3

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	The $10,000,000 5-Year Credit Agreement dated as of November 10, 2011, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Syndication and Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 8-K dated November 14, 2011, the term of which was extended through November 10, 2019, is hereby incorporated by reference.
	First Amendment, dated as of October 16, 2014, to the 5-Year Credit Agreement, among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto and the Syndication Agents and Documentation Agents therein.	10.4
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note P, "Earnings Per Share of Common Stock," on page 127 of IBM's 2014 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23.1)	Consent of experts	23.1
(24.1)	Powers of attorney	24.1
(24.2)	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31.1)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
(31.2)	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(32.1)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
(32.2)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graph, set forth on page 153 of IBM's 2014 Annual Report to Stockholders, is deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty Chairman of the Board, President and Chief Executive Officer
Date: February 24, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 24, 2015
/s/ MARTIN J. SCHROETER Martin J. Schroeter	Senior Vice President and Chief Financial Officer	February 24, 2015
/s/ STANLEY J. SUTULA III Stanley J. Sutula III	Vice President and Controller (Chief Accounting Officer)	February 24, 2015

Alain J. P. Belda	Director
William R. Brody	Director
Kenneth I. Chenault	Director	By:	/s/ CHRISTINA M. MONTGOMERY Christina M. Montgomery
Michael L. Eskew	Director		Attorney-in-fact February 24, 2015
David N. Farr	Director
Alex Gorsky	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
James W. Owens	Director
Joan E. Spero	Director
Sidney Taurel	Director
Peter R. Voser	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2015 appearing in the 2014 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 24, 2015

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2014
—Current	$636	$276	$(48)	$(35)	$829

—Noncurrent	$80	$57	$(4)	$(7)	$126

2013
—Current	$560	$127	$(60)	$9	$636

—Noncurrent	$66	$27	$0	$(12)	$80

2012
—Current	$578	$41	$(45)	$(15)	$560

—Noncurrent	$38	$10	$0	$17	$66

Allowance For Inventory Losses
2014	$623	$211	$(232)	$(38)	$564

2013	$652	$201	$(214)	$(16)	$623

2012	$625	$294	$(240)	$(28)	$652

Revenue Based Provisions
2014	$827	$2,519	$(2,693)	$(37)	$616

2013	$777	$3,061	$(3,004)	$(7)	$827

2012	$861	$3,228	$(3,345)	$33	$777

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