Form 10-Q
period 2015-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2015-04-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2015

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

        The registrant had 984,734,067 shares of common stock outstanding at March 31, 2015.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2015	2014*
Revenue:
Services	$12,366	$13,982
Sales	6,757	7,736
Financing	467	517
Total revenue	19,590	22,236
Cost:
Services	8,278	9,101
Sales	1,625	2,229
Financing	235	278
Total cost	10,138	11,608
Gross profit	9,452	10,627
Expense and other (income):
Selling, general and administrative	5,362	6,272
Research, development and engineering	1,298	1,402
Intellectual property and custom development income	(173)	(207)
Other (income) and expense	(143)	(127)
Interest expense	108	105
Total expense and other (income)	6,451	7,444
Income from continuing operations before income taxes	3,001	3,183
Provision for income taxes	585	653
Income from continuing operations	$2,415	$2,530
Loss from discontinued operations, net of tax	(88)	(146)
Net income	$2,328	$2,384

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.44	$2.43
Discontinued operations	(0.09)	(0.14)
Total	$2.35	$2.29
Basic:
Continuing operations	$2.45	$2.44
Discontinued operations	(0.09)	(0.14)
Total	$2.36	$2.30

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	992.3	1,041.8
Basic	988.1	1,035.2

Cash dividend per common share	$1.10	$0.95

* Reclassified to reflect discontinued operation presentation.

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net income	$2,328	$2,384
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(452)	(61)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	32	0
Reclassification of (gains)/losses to net income	0	4
Total net changes related to available-for-sale securities	32	4
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	619	88
Reclassification of (gains)/losses to net income	(249)	(1)
Total unrealized gains/(losses) on cash flow hedges	370	87
Retirement-related benefit plans:
Prior service costs/(credits)	5	1
Net (losses)/gains arising during the period	(77)	32
Curtailments and settlements	4	4
Amortization of prior service (credits)/costs	(26)	(29)
Amortization of net (gains)/losses	835	649
Total retirement-related benefit plans	740	656
Other comprehensive income/(loss), before tax	690	687
Income tax (expense)/benefit related to items of other comprehensive income	(657)	(241)
Other comprehensive income/(loss)	33	446
Total comprehensive income/(loss)	$2,361	$2,830

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$8,796	$8,476
Marketable securities	8	0
Notes and accounts receivable - trade (net of allowances of $354
in 2015 and $336 in 2014)	8,806	9,090
Short-term financing receivables (net of allowances of $484 in 2015
and $452 in 2014)	16,303	19,835
Other accounts receivable (net of allowances of $41 in 2015 and
$40 in 2014)	2,740	2,906
Inventories, at lower of average cost or market:
Finished goods	371	430
Work in process and raw materials	1,599	1,674
Total inventories	1,970	2,103
Deferred taxes	1,805	2,044
Prepaid expenses and other current assets	5,890	4,967
Total current assets	46,316	49,422

Property, plant and equipment	38,303	39,034
Less: Accumulated depreciation	27,793	28,263
Property, plant and equipment — net	10,509	10,771
Long-term financing receivables (net of allowances of $125 in 2015
and $126 in 2014)	9,820	11,109
Prepaid pension assets	2,690	2,160
Deferred taxes	4,374	4,808
Goodwill	29,871	30,556
Intangible assets — net	2,991	3,104
Investments and sundry assets	5,466	5,603
Total assets	$112,037	$117,532

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At March 31,	At December 31,
	2015	2014
Liabilities:
Current liabilities:
Taxes	$3,539	$5,084
Short-term debt	4,532	5,731
Accounts payable	6,314	6,864
Compensation and benefits	3,328	4,031
Deferred income	12,162	11,877
Other accrued expenses and liabilities	5,765	6,013
Total current liabilities	35,640	39,600
Long-term debt	34,295	35,073
Retirement and nonpension postretirement benefit obligations	17,211	18,261
Deferred income	3,811	3,691
Other liabilities	8,791	8,892
Total liabilities	99,747	105,518
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	52,928	52,666
Shares authorized: 4,687,500,000
Shares issued: 2015 - 2,217,335,134
2014 - 2,215,209,574
Retained earnings	139,030	137,793
Treasury stock - at cost	(151,975)	(150,715)
Shares: 2015 - 1,232,601,067
2014 - 1,224,685,815
Accumulated other comprehensive income/(loss)	(27,842)	(27,875)
Total IBM stockholders’ equity	12,141	11,868
Noncontrolling interests	148	146
Total equity	12,289	12,014
Total liabilities and equity	$112,037	$117,532

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net income	$2,328	$2,384
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	670	802
Amortization of intangibles	298	339
Stock-based compensation	127	124
Net (gain)/loss on asset sales and other	352	(161)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(165)	(162)
Net cash provided by operating activities	3,610	3,326

Cash flows from investing activities:
Payments for property, plant and equipment	(857)	(849)
Proceeds from disposition of property, plant and equipment	47	74
Investment in software	(113)	(112)
Acquisition of businesses, net of cash acquired	(148)	(264)
Divestitures of businesses, net of cash transferred	19	391
Non-operating finance receivables — net	1,615	665
Purchases of marketable securities and other investments	(819)	(477)
Proceeds from disposition of marketable securities and other investments	816	608
Net cash provided by investing activities	560	35

Cash flows from financing activities:
Proceeds from new debt	2,290	4,875
Payments to settle debt	(2,824)	(1,507)
Short-term borrowings/(repayments) less than 90 days — net	(776)	845
Common stock repurchases	(1,165)	(8,166)
Common stock transactions — other	161	270
Cash dividends paid	(1,088)	(990)
Net cash used in financing activities	(3,402)	(4,673)

Effect of exchange rate changes on cash and cash equivalents	(449)	5
Net change in cash and cash equivalents	319	(1,307)

Cash and cash equivalents at January 1	8,476	10,716
Cash and cash equivalents at March 31	$8,796	$9,409

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other
comprehensive income/(loss)
Net income		2,328			2,328		2,328
Other comprehensive income/(loss)				33	33		33
Total comprehensive income/(loss)					$2,361		$2,361
Cash dividends paid –
common stock		(1,088)			(1,088)		(1,088)
Common stock issued under
employee plans (2,125,560 shares)	259				259		259
Purchases (363,779 shares) and
sales (187,271 shares) of treasury
stock under employee plans – net		(3)	(33)		(35)		(35)
Other treasury shares purchased,
not retired (7,738,744 shares)			(1,227)		(1,227)		(1,227)
Changes in other equity	3				3		3
Changes in noncontrolling interests						3	3
Equity - March 31, 2015	$52,928	$139,030	$(151,975)	$(27,842)	$12,141	$148	$12,289

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		2,384			2,384		2,384
Other comprehensive income/(loss)				446	446		446
Total comprehensive income/(loss)					$2,830		$2,830
Cash dividends paid –
common stock		(990)			(990)		(990)
Common stock issued under
employee plans (3,105,227 shares)	333				333		333
Purchases (488,203 shares) and
sales (328,673 shares) of treasury
stock under employee plans – net		(5)	(46)		(51)		(51)
Other treasury shares purchased,
not retired (45,153,202 shares)			(8,324)		(8,324)		(8,324)
Changes in other equity	16				16		16
Changes in noncontrolling interests						(4)	(4)
Equity - March 31, 2014	$51,943	$131,431	$(145,612)	$(21,156)	$16,607	$133	$16,740

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

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to the company's 2014 Annual Report on pages 68 to 71 for a discussion of the company's critical accounting estimates.

       On October 20, 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations to GLOBALFOUNDRIES. The assets and liabilities of the Microelectronics business are reported as held for sale at March 31, 2015. The operating results of the Microelectronics business have been reported as discontinued operations. Prior periods have been reclassified to conform to this presentation to allow for a meaningful comparison of continuing operations. Refer to Note 9, “Acquisitions/Divestitures,” for additional information on the transaction. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware.

       Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2014 Annual Report.

       Noncontrolling interest amounts in income of $1.2 million and $(0.5) million, net of tax, for the three months ended March 31, 2015 and 2014, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

       Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results. At March 31, 2015, the company had approximately $80 million in debt issuance costs included in investments and sundry assets in the Consolidated Statement of Financial Position.

     In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption.

       In April 2014, the FASB issued guidance that changed the criteria for reporting a discontinued operation. Only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance was effective January 1, 2015. The impact to the company will be dependent on any transaction that is within the scope of the new guidance.

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. In the third quarter of 2014, the company recorded an impairment on certain assets that were initially reported as held for sale at September 30, 2014. See note 9, “Acquisitions/Divestitures,” for additional information. There were no material impairments of non-financial assets for the three months ended March 31, 2015 and 2014, respectively.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$4,503	$—	$4,503
Commercial paper	—	500	—	500
Money market funds	1,311	—	—	1,311
U.S. government securities	—	530	—	530
Canadian government securities	—	237	—	237
Other securities	—	6	—	6
Total	1,311	5,775	—	7,086	(6)
Debt securities - current (2)	—	8	—	8	(6)
Debt securities - noncurrent (3)	1	8	—	9
Trading security investments (3)	49	—	—	49
Available-for-sale equity investments (3)	281	—	—	281
Derivative assets (4)
Interest rate contracts	—	743	—	743
Foreign exchange contracts	—	1,230	—	1,230
Equity contracts	—	18	—	18
Total	—	1,991	—	1,991	(7)
Total assets	$1,642	$7,782	$—	$9,424	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$172	$—	$172
Equity contracts	—	10	—	10
Interest rate contracts	—	0	—	0
Total liabilities	$—	$181	$—	$181	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2015 were $1,204 million and $787 million respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2015 were $164 million and $18 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

      Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $141 million each.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$3,517	$—	$3,517
Commercial paper	—	764	—	764
Money market funds	662	—	—	662
U.S government securities	—	410	—	410
Other securities	—	6	—	6
Total	662	4,697	—	5,359	(5)
Debt securities - noncurrent (2)	1	8	—	9
Trading security investments (2)	74	—	—	74
Available-for-sale equity investments (2)	243	—	—	243
Derivative assets (3)
Interest rate contracts	—	633	—	633
Foreign exchange contracts	—	775	—	775
Equity contracts	—	24	—	24
Total	—	1,432	—	1,432	(6)
Total assets	$980	$6,138	$—	$7,118	(6)
Liabilities:
Derivative liabilities (4)
Foreign exchange contracts	$—	$177	$—	$177
Equity contracts	—	19	—	19
Total liabilities	$—	$196	$—	$196	(6)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2014 were $751 million and

      $681 million, respectively.

(4) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2014 were $165 million and $31 million, respectively.

(5) Available-for-sale securities with carrying values that approximate fair value.

(6) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

     Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $97 million each.

       There were no transfers between Levels 1 and 2 for the quarter ended March 31, 2015. During the year ended December 31, 2014, the company transferred trading security investments valued at $74 million from Level 2 to Level 1 due to the expiration of certain regulatory restrictions.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2015 and December 31, 2014, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $34,295 million and $35,073 million, and the estimated fair value was $36,844 million and $37,524 million at March 31, 2015 and December 31, 2014, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2015:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$6	$3	$—	$9
Available-for-sale equity investments(1)	$278	$8	$5	$281

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$3	$—	$9
Available-for-sale equity investments(1)	$272	$2	$31	$243

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       During the fourth quarter of 2014, the company acquired equity securities in conjunction with the sale of the industry standard server business which are classified as available-for-sale securities. Gross unrealized gains related to available-for-sale securities of $26 million for the three months ended March 31, 2015 were recorded in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of March 31, 2015 and December 31, 2014, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2015	2014
Proceeds	$4	$14
Gross realized gains (before taxes)	0	—
Gross realized losses (before taxes)	0	4

Notes to Consolidated Financial Statements – (continued)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2015	2014
Net unrealized gains/(losses) arising during the period	$20	$0
Net unrealized (gains)/losses reclassified to net income*	0	3

* There were no writedowns for the three months ended March 31, 2015 and 2014, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2015.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2015 and December 31, 2014 was $10 million and $21 million, respectively, for which no collateral was posted at March 31, 2015 and December 31, 2014.  Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of March 31, 2015 and December 31, 2014 was $1,991 million and $1,432 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $141 million and $97 million at March 31, 2015 and December 31, 2014, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2015 and December 31, 2014, this exposure was reduced by $734 million and $487 million of cash collateral, respectively, received by the company. At March 31, 2015 and December 31, 2014, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $1,070 million and $817 million, respectively.  At March 31, 2015 and December 31, 2014, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $40 million and $99 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2015 or December 31, 2014 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral totaled $734 million and $487 million at March 31, 2015 and December 31, 2014, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at

Notes to Consolidated Financial Statements – (continued)

March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the company held $46 million and $31 million in non-cash collateral in U.S. Treasury securities, respectively.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2015 and December 31, 2014, the total notional amount of the company’s interest rate swaps was $6.6 billion and $5.8 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2015 and December 31, 2014 was approximately 7.8 years and 8.7 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2015 and December 31, 2014.

       At March 31, 2015 and December 31, 2014, net gains of approximately $1 million (before taxes) were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2015 and December 31, 2014, the total notional amount of derivative instruments designated as net investment hedges was $4.2 billion and $2.2 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2015 and December 31, 2014 was approximately 0.2 years for both periods.

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted

Notes to Consolidated Financial Statements – (continued)

for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At March 31, 2015 and December 31, 2014, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.3 billion for both periods, with a weighted-average remaining maturity of 0.7 years for both periods.

       At March 31, 2015 and December 31, 2014, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $972 million and net gains of $602 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $921 million of gains and $572 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately seven years. At March 31, 2015, and December 31, 2014, no amounts were outstanding under this program.

       At March 31, 2015 and  December 31, 2014, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $2 million (before taxes)  in accumulated other comprehensive income/(loss). Within these amounts, less than $1 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $11.2 billion and $13.1 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2015 and December 31, 2014.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

       The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion for both periods.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of March 31, 2015 and December 31, 2014, as well as for the three months ended March 31, 2015 and 2014, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of March 31, 2015 and December 31, 2014

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	3/31/2015	12/31/2014	Classification	3/31/2015	12/31/2014
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$5	$5	expenses and liabilities	$0	$0
	Investments and sundry
	assets	738	628	Other liabilities	0	—
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	966	632	expenses and liabilities	43	50
	Investments and sundry
	assets	15	17	Other liabilities	15	21

Fair value of derivative				Fair value of derivative
assets		$1,724	$1,281	liabilities	$58	$72

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$214	$90	expenses and liabilities	$111	$101
	Investments and sundry
	assets	35	37	Other liabilities	3	4
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	18	24	expenses and liabilities	10	14
	Investments and sundry
	assets	0	0	Other liabilities	0	5
Fair value of derivative				Fair value of derivative
assets		$267	$151	liabilities	$124	$125

Total debt designated as
hedging instruments:
	Short-term debt	N/A	N/A		$—	$0
	Long-term debt	N/A	N/A		$6,416	$7,766

Total		$1,991	$1,432		$6,597	$7,963

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended March 31, 2015 and 2014

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:		2015	2014	2015	2014
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$97	$48	$(66)	$(23)
	Interest expense	74	33	(51)	(15)
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	17	(34)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	(1)	—	N/A	N/A
Equity contracts	SG&A expense	24	21	N/A	N/A
	Other (income)
	and expense	0	—	N/A	N/A

Total		$211	$68	$(118)	$(38)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing
For the three months
ended March 31:	2015	2014		2015	2014	2015	2014
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$0	$—	$—	$—
			Other (income)
Foreign exchange	619	88	and expense	160	29	0	0
contracts			Cost of sales	50	(26)	—	—
			SG&A expense	40	(2)	—	—
Instruments in net
investment hedges(3):
Foreign exchange
contracts	694	(26)	Interest expense	—	—	0	0

Total	$1,313	$62		$249	$1	$1	$0

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

(3)     Instruments in net investment hedges include derivative and non-derivative instruments.

(4)     For the three month period ended March 31, 2015, fair value hedges resulted in a gain of $2 million in ineffectiveness.  There were no amounts recorded as ineffectiveness on fair value hedges for the three month period ended March 31, 2014.

Notes to Consolidated Financial Statements – (continued)

      For the three months ending March 31, 2015 and 2014, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Current:
Net investment in sales-type and direct financing leases	$3,560	$3,781
Commercial financing receivables	6,026	8,423
Client loan and installment payment receivables (loans)	6,717	7,631
Total	$16,303	$19,835
Noncurrent:
Net investment in sales-type and direct financing leases	$4,081	$4,449
Client loan and installment payment receivables (loans)	5,740	6,660
Total	$9,820	$11,109

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $649 million and $671 million at March 31, 2015 and December 31, 2014, respectively, and is reflected net of unearned income of $491 million and $517 million, and net of the allowance for credit losses of $188 million and $165 million at those dates, respectively.

       Commercial financing receivables, net of the allowance for credit losses of $13 million and $17 million at March 31, 2015 and December 31, 2014, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan and installment payment receivables (loans), net of the allowance for credit losses of $408 million and $396 million at March 31, 2015 and December 31, 2014, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

       Client loan and installment payment receivables (loans) financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $596 million and $642 million at March 31, 2015 and December 31, 2014, respectively.

       The company did not have any financing receivables held for sale as of March 31, 2015 and December 31, 2014.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at March 31, 2015 and December 31, 2014. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At March 31, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,265	$1,840	$7,105
Loan receivables	8,911	3,953	12,864
Ending balance	$14,176	$5,793	$19,970
Collectively evaluated for impairment	$14,098	$5,332	$19,431
Individually evaluated for impairment	$78	$461	$539
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(1)	(1)	(1)
Provision	5	49	54
Other	(8)	(11)	(19)
Ending balance at March 31, 2015	$107	$488	$595
Lease receivables	$32	$156	$188
Loan receivables	$75	$332	$408

Collectively evaluated for impairment	$41	$39	$80
Individually evaluated for impairment	$66	$449	$515

(Dollars in millions)	Major	Growth
At December 31, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,702	$1,943	$7,645
Loan receivables	10,049	4,639	14,687
Ending balance	$15,751	$6,581	$22,332
Collectively evaluated for impairment	$15,665	$6,156	$21,821
Individually evaluated for impairment	$86	$425	$511
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(18)	(6)	(24)
Provision	3	240	243
Other	(12)	(11)	(23)
Ending balance at December 31, 2014	$111	$450	$561
Lease receivables	$32	$133	$165
Loan receivables	$79	$317	$396

Collectively evaluated for impairment	$42	$39	$81
Individually evaluated for impairment	$69	$411	$480

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

Notes to Consolidated Financial Statements – (continued)

Financing Receivables on Non-Accrual Status

        The following table presents the recorded investment in financing receivables which were on non-accrual status at March 31, 2015 and December 31, 2014.

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Major markets	$13	$13
Growth markets	78	40
Total lease receivables	$91	$53

Major markets	$24	$27
Growth markets	137	151
Total loan receivables	$160	$178

Total receivables	$251	$231

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At March 31, 2015		At December 31, 2014
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$50	$47	$54	$47
Growth markets	331	320	299	293
Total	$381	$366	$353	$340

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$0	$—
Growth markets	315	0	—
Total	$367	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2014:	Investment	Recognized	Cash Basis
Major markets	$77	$0	$—
Growth markets	134	0	—
Total	$211	$0	$—

Notes to Consolidated Financial Statements – (continued)

Credit Quality Indicators

       The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. The company uses information provided by Moody’s, where available, as one of many inputs in its determination of customer credit ratings.

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2015 and December 31, 2014. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At March 31, 2015:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$541	$43	$916	$93
A1 – A3	1,233	151	2,086	324
Baa1 – Baa3	1,409	824	2,384	1,770
Ba1 – Ba2	1,225	264	2,073	567
Ba3 – B1	433	282	732	606
B2 – B3	387	176	656	378
Caa – D	38	100	64	215
Total	$5,265	$1,840	$8,911	$3,953

       At March 31, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (38 percent), Government (15 percent), Manufacturing (13 percent), Services (9 percent), Retail (8 percent), Communications (7 percent), Healthcare (5 percent) and Other (5 percent)

.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2014:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$563	$46	$993	$110
A1 – A3	1,384	178	2,438	425
Baa1 – Baa3	1,704	900	3,003	2,148
Ba1 – Ba2	1,154	272	2,034	649
Ba3 – B1	470	286	827	683
B2 – B3	372	176	655	420
Caa – D	55	85	98	203
Total	$5,702	$1,943	$10,049	$4,639

       At December 31, 2014, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (40 percent), Manufacturing (14 percent), Government (13 percent), Services (9 percent), Retail (8 percent), Communications (6 percent), Healthcare (5 percent), and Other (5 percent).

Notes to Consolidated Financial Statements – (continued)

Past Due Financing Receivables

       The company views financing receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At March 31, 2015:	> 90 days*	Current	Receivables	and Accruing
Major markets	$7	$5,258	$5,265	$7
Growth markets	39	1,801	1,840	16
Total lease receivables	$46	$7,060	$7,105	$23

Major markets	$11	$8,901	$8,911	$10
Growth markets	30	3,923	3,953	13
Total loan receivables	$41	$12,824	$12,864	$23

Total	$87	$19,883	$19,970	$46

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$5,696	$5,702	$6
Growth markets	32	1,911	1,943	14
Total lease receivables	$38	$7,607	$7,645	$20

Major markets	$9	$10,040	$10,049	$9
Growth markets	35	4,603	4,639	18
Total loan receivables	$44	$14,643	$14,687	$27

Total	$82	$22,250	$22,332	$47

* Does not include accounts that are fully reserved.

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the three months ended March 31, 2015 and for the year ended December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2015	2014
Cost	$27	$31
Selling, general and administrative	87	88
Research, development and engineering	14	14
Other (income) and expense*	(1)	(9)
Pre-tax stock-based compensation cost	127	124
Income tax benefits	(42)	(41)
Total net stock-based compensation cost	$85	$83

* Reflects the one-time effects related to the divestiture of the customer care business and industry standard server businesses in 2014 and 2015, respectively.

        Pre-tax stock-based compensation cost for the three months ended March 31, 2015 increased $3 million compared to the corresponding period in the prior year. This was due to increases related to restricted stock units ($4 million) and performance share units ($1 million), offset by a decrease in the company’s assumption of stock-based awards previously issued by acquired entities ($2 million).

       The amount of stock-based compensation cost included in the loss from discontinued operations, net of tax, was immaterial in both periods.

       As of March 31, 2015, the total unrecognized compensation cost of $793 million related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

       There was no significant capitalized stock-based compensation cost at March 31, 2015 and 2014.

6. Segments:   The table on page 26 reflects the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income from continuing operations. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments.

       In January 2015, the company’s business process outsourcing business, Global Process Services, which was previously managed within Global Technology Services, was integrated into Global Business Services, creating an end-to-end business transformation capability for clients and to better leverage the company’s industry knowledge. The following table reflects this reclassification for the prior-year period.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems	Global	Total
(Dollars in millions)	Services	Services	Software	Hardware	Financing	Segments
For the three months
ended March 31, 2015:
External revenue	$7,886	$4,318	$5,199	$1,659	$461	$19,523
Internal revenue	195	131	964	92	586	1,968
Total revenue	$8,081	$4,449	$6,162	$1,751	$1,048	$21,491
Pre-tax income from
continuing operations	$994	$597	$1,936	$24	$515	$4,066
Revenue year-to-year change	(11.1)%	(12.8)%	(6.5)%	(24.2)%	(7.2)%	(11.3)%
Pre-tax income year-to-year
change	(18.2)%	(21.3)%	0.9%	nm	(13.6)%	0.9%
Pre-tax income margin	12.3%	13.4%	31.4%	1.4%	49.2%	18.9%

nm - not meaningful

For the three months
ended March 31, 2014*:
External revenue	$8,849	$4,964	$5,661	$2,143	$512	$22,128
Internal revenue	241	141	932	168	617	2,099
Total revenue	$9,089	$5,105	$6,593	$2,311	$1,129	$24,228
Pre-tax income/(loss) from
continuing operations	$1,215	$759	$1,918	$(457)	$596	$4,031

Pre-tax income margin	13.4%	14.9%	29.1%	(19.8)%	52.8%	16.6%

* Reclassified to conform with 2015 presentation and to reflect discontinued operations presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2015	2014*
Revenue:
Total reportable segments	$21,491	$24,228
Eliminations of internal transactions	(1,968)	(2,099)
Other revenue adjustments	67	107
Total consolidated revenue	$19,590	$22,236

Pre-tax income from continuing operations:
Total reportable segments	$4,066	$4,031
Amortization of acquired intangible assets	(170)	(194)
Acquisition-related charges	0	(8)
Non-operating retirement-related (costs)/income	(442)	(123)
Eliminations of internal transactions	(406)	(524)
Unallocated corporate amounts	(48)	0
Total pre-tax income from continuing operations	$3,001	$3,183

* Reclassified to reflect discontinued operations presentation.

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(452)	$(266)	$(718)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$32	$(12)	$20
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$32	$(12)	$20
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$619	$(218)	$401
Reclassification of (gains)/losses to:
Cost of sales	(50)	15	(35)
SG&A expense	(40)	11	(28)
Other (income) and expense	(160)	61	(98)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$370	$(131)	$239
Retirement-related benefit plans(1):
Prior service costs/(credits)	$5	$(2)	$3
Net (losses)/gains arising during the period	(77)	26	(52)
Curtailments and settlements	4	(1)	3
Amortization of prior service (credits)/costs	(26)	9	(17)
Amortization of net (gains)/losses	835	(280)	555
Total retirement-related benefit plans	$740	$(248)	$492
Other comprehensive income/(loss)	$690	$(657)	$33

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(61)	$10	$(51)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	4	(2)	3
Total net changes related to available-for-sale securities	$4	$(2)	$3
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$88	$(33)	$54
Reclassification of (gains)/losses to:
Cost of sales	26	(10)	16
SG&A expense	2	0	2
Other (income) and expense	(29)	11	(18)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$87	$(32)	$55
Retirement-related benefit plans(1):
Prior service costs/(credits)	$1	$0	$0
Net (losses)/gains arising during the period	32	(11)	21
Curtailments and settlements	4	(1)	3
Amortization of prior service (credits)/costs	(29)	10	(20)
Amortization of net (gains)/losses	649	(214)	434
Total retirement-related benefit plans	$656	$(217)	$439
Other comprehensive income/(loss)	$687	$(241)	$446

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before
reclassifications	401	(718)	(46)	20	(343)
Amount reclassified from accumulated
other comprehensive income	(162)	0	538	0	376
Total change for the period	239	(718)	492	20	33
March 31, 2015	$631	$(2,461)	$(26,017)	$5	$(27,842)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	54	(51)	21	0	24
Amount reclassified from accumulated
other comprehensive income	1	0	417	3	421
Total change for the period	55	(51)	439	3	446
March 31, 2014	$(111)	$281	$(21,328)	$2	$(21,156)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the pre-tax cost for all  retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$749	$474	58.0%
Nonpension postretirement plans – cost	71	67	6.2
Total	$820	$541	51.6%

Notes to Consolidated Financial Statements – (continued)

        The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2015	2014	2015	2014
Service cost	$—	$—	$108	$116
Interest cost	508	555	271	390
Expected return on plan assets	(989)	(1,024)	(483)	(572)
Amortization of prior service costs/(credits)	2	2	(25)	(29)
Recognized actuarial losses	415	269	401	360
Curtailments and settlements	—	—	4	4
Multi-employer plans/other costs	—	—	248	79
Total net periodic pension (income)/cost of defined
benefit plans	(64)	(198)	524	348
Cost of defined contribution plans	173	191	115	133
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$109	$(7)	$640	$481

       In March 2014, the Supreme Court of Spain issued a ruling in litigation involving IBM Spain’s defined benefit (DB) and defined contribution (DC) plans. As a result of this ruling, the company recorded a pre-tax retirement-related obligation of $148 million in 2014 ($55 million in the first quarter of 2014) in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. The Constitutional Court denied IBM Spain’s requested leave to appeal the decision. In March 2015, the National Audience Court issued a ruling that, in part, required IBM to stop making DC contributions and also ruled that the company should promptly reinstate the DB plan. As a result of this ruling, in the first quarter of 2015, the company recorded an additional pre-tax retirement obligation of $230 million in SG&A in the Consolidated Statement of Earnings. This obligation is reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the table above. See note 12, "Contingencies" for additional information. IBM Spain has appealed that ruling.

       In 2015, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in the UK, Japan, the Netherlands and Spain. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first three months of 2015 were $90 million.

The following table provides the components of the cost/(income) for the company's nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2015	2014	2015	2014
Service cost	$6	$7	$2	$2
Interest cost	41	45	14	16
Expected return on plan assets	0	0	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	11	0	3	3
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$56	$50	$15	$17

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2015, the company completed two acquisitions at an aggregate cost of $47 million.

The Software segment completed acquisitions of two privately held businesses in the first quarter: AlchemyAPI, Inc. (AlchemyAPI) and Blekko, Inc. (Blekko).

Notes to Consolidated Financial Statements – (continued)

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2015.

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$1
Fixed assets/noncurrent assets		1
Intangible assets:
Goodwill	N/A	36
Completed technology	5	10
Patents/trademarks	3-5	3
Total assets acquired		51
Current liabilities		0
Noncurrent liabilities		(3)
Total liabilities assumed		(3)
Total purchase price		$47

N/A - not applicable

Each acquisition further complemented and enhanced the company’s portfolio of product and services offerings.  AlchemyAPI is a leading provider of scalable cognitive computing application program interface (API) services and computing applications. Blekko technology provides advanced Web-crawling, categorization and intelligent filtering. Purchase price consideration for these acquisitions as reflected in the table above, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 4.9 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $36 million has been assigned to the Software segment. It is expected that approximately 11 percent of the goodwill will be deductible for tax purposes.

        On April 13, 2015, IBM announced a definitive agreement for the purchase of Phytel. Phytel is a leading provider of integrated population health management software that specializes in an engagement system that analyzes patient behavior and activity and looks for optimal outcomes. The engagement platform reminds patients about things such as appointments and prescription refills. This transaction is expected to close in the second quarter of 2015.

       On April 13, 2015, IBM announced the acquisition of Explorys. Explorys is a healthcare intelligence cloud company that has built one of the largest clinical data sets in the world specializing in real time data collection used to link healthcare data for analytics, both clinical and financial. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.

Divestitures:

        Microelectronics – On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES will acquire the company’s Microelectronics business, including existing semiconductor manufacturing assets and operations in East Fishkill, NY and Essex Junction, VT. The commercial OEM business to be acquired by GLOBALFOUNDRIES includes custom logic and specialty foundry, manufacturing and related operations.

       The companies have also agreed to a 10-year exclusive manufacturing sourcing agreement in which GLOBALFOUNDRIES will provide server processor semiconductor technology for use in IBM Systems. The agreement provides the company with capacity and market-based pricing for current semiconductor nodes in production and progression to nodes in the future for both development and production needs. As part of the transaction agreement, the company will provide GLOBALFOUNDRIES with certain transition services, including IT, supply chain, packaging and test services and lab services. The initial term for these transition services is one to three years, with GLOBALFOUNDRIES having the ability to renew.

Notes to Consolidated Financial Statements – (continued)

       The transaction will be completed as soon as is practical, subject to the satisfaction of regulatory requirements, customary closing conditions and any other required approvals. The transaction is expected to close in 2015.

       In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems and Technology reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. The asset impairment was reflected in property, plant and equipment, net and the other costs of disposal were reflected in other accrued expenses and liabilities and other liabilities in the Consolidated Statement of Financial Position at March 31, 2015. These estimates may be adjusted, and the company may incur additional charges prior to the closing of the transaction. All assets and liabilities of the business are reported as held for sale at March 31, 2015. The cash consideration is expected to be transferred over three years with $750 million transferred at the closing date. The actual net cash related to the transaction will be adjusted by the amount of the working capital due from GLOBALFOUNDRIES, estimated to be between $200 million and $250 million.

Reporting the related assets and liabilities initially as held for sale at September 30, 2014 was based on meeting all of the criteria for such reporting in the applicable accounting guidance. While the company met certain criteria for held for sale reporting in prior periods, it did not meet all of the criteria until September 30, 2014. In addition, at September 30, 2014, the company concluded that the Microelectronics business met the criteria for discontinued operations reporting. The disposal group constitutes a component under accounting guidance. The continuing cash inflows and outflows with the discontinued component are related to the manufacturing sourcing arrangement and the transition, packaging and test services. These cash flows are not direct cash flows as they are not significant and the company will have no significant continuing involvement.

Summarized financial information for discontinued operations is shown below.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Total revenue	$339	$248
Loss from discontinued operations, before tax	$(105)	$(203)
Loss on disposal, before tax	(14)	–
Total loss from discontinued operations,	$(119)	$(203)
before income taxes
Provision/(benefit) for income taxes	(31)	(56)
Loss from discontinued operations, net of tax	$(88)	$(146)

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Assets:
Accounts receivable	$211	$245
Inventory	361	380
Property, plant & equipment, net	–	–
Other assets	90	92
Total assets	$662	$717
Liabilities:
Accounts payable	$186	$177
Deferred income	91	87
Other liabilities	192	163
Total liabilities	$470	$427

Industry Standard Server – On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo would acquire the company’s industry standard server portfolio (System x) for an adjusted purchase price of $2.1 billion, consisting of approximately $1.8 billion in cash, with the balance in Lenovo common stock. The stock represented less than 5 percent equity ownership in Lenovo. The company would sell to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

Notes to Consolidated Financial Statements – (continued)

IBM and Lenovo have entered into a strategic relationship which includes a global OEM and reseller agreement for sales of IBM’s industry-leading entry and midrange Storwize disk storage systems, tape storage systems, General Parallel File System software, SmartCloud Entry offering, and elements of IBM’s system software, including Systems Director and Platform Computing solutions. Effective with the initial closing of the transaction, Lenovo has assumed related customer service and maintenance operations. IBM will continue to provide maintenance delivery on Lenovo’s behalf for an extended period of time. In addition, as part of the transaction agreement, the company will provide Lenovo with certain transition services, including IT and supply chain services. The initial term for these transition services ranges from less than one year to three years. Lenovo can renew certain services for an additional year.

The initial closing occurred on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. In line with these remaining countries closing and certain adjustments made to the provisions recorded at the time the transaction closed in the fourth quarter of 2014, an additional pre-tax gain of $16 million was recorded in the first quarter of 2015.

Overall, the company continues to expect to recognize a total pre-tax gain on the sale of approximately $1.5 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain is approximately $1.2 billion, of which $1.1 billion was recorded in the fourth quarter of 2014. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

Customer Care – On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX would acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX common stock, which represented less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, has become an IBM strategic business partner for global customer care business process outsourcing services.

The initial closing of the transaction was completed on January 31, 2014, with subsequent closings occurring in 2014. In the fourth quarter of 2014, the company continued to work toward resolution of the required final balance sheet adjustments. A charge in the amount of $10 million was recorded to reflect the expected resolution. For the full year of 2014, the company recorded a pre-tax gain of $202 million related to this transaction.

Through the first quarter of 2015, final resolution of the required final balance sheet adjustments has not been concluded. As of March 31, 2015, the cumulative pre-tax gain attributed to this transaction remains at $202 million.

Retail Store Solutions – On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

In first quarter of 2015, the company completed the fifth phase of the transfer of the maintenance workforce to Toshiba. A subsequent wave closing is scheduled to be completed in the second quarter of 2015. The parts and inventory transfer to Toshiba will commence in the second quarter of 2015 and is expected to be completed by the third quarter of 2015. The workforce transfer and an assessment of the ongoing contractual terms of the transaction resulted in the recognition of pre-tax loss of $2 million in the first quarter of 2015.

The company expects to close the final phase of the divestiture in the third quarter of 2015. Overall, the company expects to recognize a cumulative total pre-tax gain on the sale of approximately $511 million of which $510 million has been recognized through March 31, 2015.

Others – In the first quarter of 2015, the company completed the divestiture of the Algorithmics Collateral Management suite of products to Smartstream Inc. and the divestiture of the Commerce ILOG Supply Chain Optimization Tools suite of products to Llamasoft, Inc.

The financial terms of each transaction were not material.

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,385	$(646)	$739
Client relationships	2,204	(1,335)	870
Completed technology	2,622	(1,407)	1,215
Patents/trademarks	323	(172)	150
Other*	24	(7)	17
Total	$6,558	$(3,567)	$2,991

	At December 31, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,375	$(679)	$696
Client relationships	2,208	(1,271)	937
Completed technology	2,831	(1,533)	1,298
Patents/trademarks	374	(214)	161
Other*	18	(6)	12
Total	$6,806	$(3,702)	$3,104

* Other intangibles are primarily acquired proprietary and nonproprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets decreased $113 million during the first quarter of 2015, primarily due to amortization, partially offset by intangible asset additions resulting from capitalized software and acquisitions. The aggregate intangible amortization expense was $298 million and $339 million for the quarters ended March 31, 2015 and 2014, respectively. In addition, in the first three months of 2015, the company retired $429 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2015:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2015 (for Q2-Q4)	$340	$492	$832
2016	274	603	878
2017	117	497	614
2018	7	349	356
2019	—	215	215

     The change in the goodwill balances by reportable segment, for the three months ended March 31, 2015 and for the year ended December 31, 2014 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/15	Additions	Adjustments	Divestitures	Adjustments**	3/31/15
Global Business Services	$4,555	$—	$—	$—	$(191)	$4,364
Global Technology Services	3,530	—	—	—	(80)	3,450
Software	21,000	36	(1)	(4)	(428)	20,603
Systems Hardware	1,472	—	—	—	(18)	1,454
Total	$30,556	$36	$(1)	$(4)	$(716)	$29,871

Notes to Consolidated Financial Statements – (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/14	Additions	Adjustments	Divestitures	Adjustments**	12/31/14
Global Business Services*	$4,855	$—	$0	$(52)	$(248)	$4,555
Global Technology Services*	3,608	11	21	(2)	(108)	3,530
Software	21,121	430	(17)	(19)	(516)	21,000
Systems Hardware	1,601	—	—	(110)	(19)	1,472
Total	$31,184	$442	$4	$(183)	$(891)	$30,556

* Reclassified to conform with 2015 presentation.
**Primarily driven by foreign currency translation.

       Purchase price adjustments recorded in the first three months of 2015 and full year 2014 were related to acquisitions that were completed on or prior to December 31, 2014 or December 31, 2013, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first three months of 2015 or the full year of 2014 and the company has no accumulated impairment losses.

11. Borrowings:

Short-Term Debt

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Commercial paper	$ ‒	$650
Short-term loans	460	480
Long-term debt—current maturities	4,072	4,601
Total	$4,532	$5,731

       The weighted-average interest rate for commercial paper at December 31, 2014 was 0.1 percent. The weighted-average interest rate for short-term loans was 7.6 percent and 4.0 percent at March 31, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2015	12/31/2014
U.S. dollar notes and debentures (average interest rate at March 31, 2015):
1.20%	2015–2016	$6,859	$9,254
3.90%	2017–2018	8,709	6,835
2.20%	2019–2021	6,555	6,555
1.88%	2022	1,000	1,000
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
7.13%	2096	316	316
		$30,884	$31,404
Other currencies (average interest rate at March 31, 2015, in parentheses):		\
Euros (1.9%)	2015–2025	$4,843	$5,463
Pound sterling (2.8%)	2017–2020	1,118	1,176
Japanese yen (0.5%)	2017-2019	732	733
Swiss francs (3.8%)	2015–2020	165	162
Canadian (2.2%)	2017	394	432
Other (9.8%)	2015–2018	169	367
		$38,306	$39,737
Less: net unamortized discount		851	853
Add: fair value adjustment*		911	792
		$38,367	$39,675
Less: current maturities		4,072	4,601
Total		$34,295	$35,073

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

        Pre-swap annual contractual maturities of long-term debt outstanding at March 31, 2015, are as follows:

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Total
2015 (for Q2-Q4)	$1,880
2016	5,316
2017	5,218
2018	4,622
2019	3,931
2020 and beyond	17,339
Total	$38,306

Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2015	2014
Cost of financing	$140	$155
Interest expense	108	105
Net investment derivative activity	0	0
Interest capitalized	(2)	21
Total interest paid and accrued	$245	$281

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

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2015 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)

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

       The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux and the company has asserted counterclaims. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In June 2013, the Federal Court in Utah granted SCO’s motion to reopen the SCO v. IBM case, and proceedings have resumed in that case.

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

        On April 16, 2014, Iusacell SA de C.V. (Iusacell) sued IBM, claiming that IBM made fraudulent misrepresentations that induced Iusacell to enter into an agreement with IBM Mexico. Iusacell claims damages for lost profits. Iusacell’s complaint relates to a contractual dispute in Mexico, which is the subject of a pending arbitration proceeding in Mexico initiated by IBM Mexico against Iusacell for breach of the underlying agreement.   On November 14, 2014, the District Court in the Southern District of New York granted IBM's motion to stay Iusacell's action against the company pending the arbitration in Mexico between Iusacell and IBM Mexico.

       IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. In April 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014, and in February 2015 the High Court held that for IBM to make changes to accruals under the plan would require a new consultation of the participants, but other changes (including to early retirement policy) would not require such consultation.  IBM intends to appeal both the breach and remedies judgments. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

       On March 24, 2014, in a suit brought by local Works Councils, the Supreme Court of Spain held that IBM Spain’s Defined Contribution (DC) Plan implemented in 1993 based on the voluntary participation of its employees was null and void. The Supreme Court also held that current employees could reinstate their rights to a Defined Benefit (DB) Plan, although with an offset for DC contributions paid to date. The Court held that IBM Spain did not consult with the Works

Notes to Consolidated Financial Statements – (continued)

Councils in seeking to change the pension scheme, and recommended that IBM Spain and the Works Councils engage in discussions over how to carry out the offset. The Constitutional Court denied IBM Spain’s requested leave to appeal the decision. In March 2015, the National Audience Court ruled that the Works Council was not entitled to dictate the means by which IBM should carry out the offset of DC contributions, but also ruled that the Supreme Court's judgment could be executed without the need for individual lawsuits by employees, rejecting the position that the judgment was declaratory only. The National Audience Court also ruled that IBM should stop making DC contributions, and that the company should promptly reinstate the DB Plan. IBM Spain has appealed that ruling and is reexamining its business model as it prepares to reinstitute an outdated pension plan that employees elected to forego 20 years ago, which benefits a limited subset of the overall population of employees in Spain.

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

In March 2015, putative class action litigation was commenced in the United States District Court for the Southern District of New York related to the company's October 2014 announcement that it was divesting its global commercial semiconductor technology business. The company and three of its officers are named as defendants. Plaintiffs allege that defendants violated Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $525 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,712 million and $5,365 million at March 31, 2015 and December 31, 2014, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,634 million and $1,816 million at March 31, 2015  and December 31, 2014, respectively.

       The company has applied the guidance requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

Notes to Consolidated Financial Statements – (continued)

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $40 million and $46 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2015	2014
Balance at January 1	$197	$376
Current period accruals	35	54
Accrual adjustments to reflect actual experience	10	(3)
Charges incurred	(51)	(85)
Balance at March 31	$192	$342

Extended Warranty Liability

(Dollars in millions)	2015	2014
Aggregate deferred revenue at January 1	$536	$579
Revenue deferred for new extended warranty contracts	45	54
Amortization of deferred revenue	(63)	(73)
Other*	(15)	(11)
Aggregate deferred revenue at March 31	$503	$548
Current portion	$245	$268
Noncurrent portion	258	280
Aggregate deferred revenue at March 31	$503	$548

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 28, 2015, the company announced that the Board of Directors approved a quarterly dividend of $1.30 per common share. The dividend is payable June 10, 2015 to shareholders of record on May 8, 2015. The dividend declaration represents an increase of $0.20 per common share, which is 18 percent higher than the prior quarterly dividend of $1.10 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended March 31:	2015	2014	Change
Revenue	$19,590	$22,236	(11.9)	%*
Gross profit margin	48.2%	47.8%	0.5	pts.
Total expense and other (income)	$6,451	$7,444	(13.3)%
Total expense and other (income)-to-revenue ratio	32.9%	33.5%	(0.5)	pts.
Income from continuing operations, before income taxes	$3,001	$3,183	(5.7)%
Provision for income taxes from continuing operations	$585	$653	(10.3)%
Income from continuing operations	$2,415	$2,530	(4.6)%
Income from continuing operations margin	12.3%	11.4%	0.9	pts.
Loss from discontinued operations, net of tax	$(88)	$(146)	(40.1)%
Net income	$2,328	$2,384	(2.4)%
Earnings per share from continuing operations:
Assuming dilution	$2.44	$2.43	0.4%
Basic	$2.45	$2.44	0.4%
Consolidated earnings per share - assuming dilution	$2.35	$2.29	2.6%
Weighted-average shares outstanding:
Assuming dilution	992.3	1,041.8	(4.7)%
Basic	988.1	1,035.2	(4.5)%

	3/31/15	12/31/14
Assets	$112,037	$117,532	(4.7)%
Liabilities	$99,747	$105,518	(5.5)%
Equity	$12,289	$12,014	2.3%

* (4.2) percent adjusted for currency; flat adjusted for divestitures and currency.

Organization of Information:

       In October 2014, the company announced a definitive agreement to divest its Microelectronics business. The assets and liabilities of the Microelectronics business are reported as held for sale at December 31, 2014 and March 31, 2015. The operating results of the Microelectronics business are reported as discontinued operations. Prior periods have been reclassified to conform to this presentation in the Consolidated Financial Statements and Management Discussion, where applicable, to allow for a meaningful comparison of continuing operations. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware.

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on page 62 for additional information.

Management Discussion – (continued)

Divestitures:

       In September 2013, the company announced that it had signed a definitive agreement with SYNNEX for the sale of its customer care process outsourcing business, and in January 2014, the company announced that it had signed a definitive agreement with Lenovo for the sale of its industry standard server business (System x). These transactions closed in 2014. The company presents certain financial results in the Management Discussion excluding the effects of the customer care and/or the System x business divestitures. The company believes that presenting financial information without either or both of these items is more representative of operational performance and provides insights into, and clarifies the basis for, historical and/or future performance, which may be more useful to users of the financial statements.

Operating (non-GAAP) Earnings:

        In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, retirement-related costs, discontinued operations and their related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside the operational performance of the business.

       Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparisons to peer companies; and allows the company to provide a long-term strategic view of the business going forward. The company’s reportable segment financial results reflect operating earnings from continuing operations, consistent with the company’s management and measurement system.

        The following table provides the company’s (non-GAAP) operating earnings for the first quarter of 2015 and 2014.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2015	2014	Change
Net income as reported	$2,328	$2,384	(2.4)%
Loss from discontinued operations, net of tax	(88)	(146)	(40.1)
Income from continuing operations	$2,415	$2,530	(4.6)%
Non-operating adjustments (net of tax):
Acquisition-related charges	142	161	(12.1)
Non-operating retirement-related costs/(income)	333	98	239.5
Operating (non-GAAP) earnings*	$2,890	$2,790	3.6%
Diluted operating (non-GAAP) earnings per share	$2.91	$2.68	8.6%

* See page 70 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the first quarter of 2015, the company delivered $19.6 billion in revenue, $2.4 billion in income from continuing operations and $2.9 billion in operating (non-GAAP) earnings resulting in diluted earnings per share from continuing operations of $2.44 as reported and $2.91 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $0.1 billion in both the first quarter of 2015 and 2014 related to the expected divestiture of the Microelectronics business. On a consolidated basis, net income in the first quarter of 2015 was $2.3 billion, with diluted earnings per share of $2.35. The company generated $3.6 billion in cash from operations and $1.1 billion in free cash flow in the first quarter enabling shareholder returns of $2.3 billion in gross common stock repurchases and dividends.

Management Discussion – (continued)

  Total consolidated revenue decreased 11.9 percent as reported, but was flat year to year adjusted for divestitures and currency in the first quarter of 2015; this represented a 2 point sequential improvement in year-to-year performance from the third and fourth quarters of 2014. Currency had an 8 point, or $1.7 billion impact on reported revenue in the first quarter. Additionally, revenue was impacted by 4 points in the first quarter as the company continued to shift its portfolio to higher value and divest businesses that no longer fit its strategic portfolio. Combined, the impact of currency and the divested businesses reduced the reported revenue growth by 12 points.

       In February 2015, the company met with investors to describe how it’s transforming the business to areas with long-term value in enterprise IT. The company has a core portfolio that is high value to its clients and high value to the company, and it is essential to both. While the market for these capabilities may not be growing, the company continues to reinvent and innovate to deliver that value. The company also continues to invest in its strategic imperatives ‒ solutions that address the opportunities in data, cloud, social, mobile and security. These are high value solutions. The company is able to grow the strategic imperatives at a rate significantly faster than the market because its offerings are highly differentiated, and because the core businesses provide the industry perspective and deep insight into how clients operate.

       In the first quarter of 2015, strategic imperatives revenue grew more than 20 percent as reported and more than 30 percent year to year adjusted for currency and divestitures. Business analytics revenue increased 12 percent as reported and more than 20 percent adjusted for currency and divestitures. Social revenue increased 35 percent as reported and more than 40 percent adjusted for currency and divestitures, and mobile revenue grew more than 4 times the prior year period. Cloud revenue was up over 60 percent as reported and over 75 percent year to year in the first quarter adjusted for currency and divestitures. On a trailing twelve month basis, cloud revenue was $7.7 billion, demonstrating the high growth in the higher value cloud opportunities across public, private and hybrid. The company had strong performance in its cloud foundational and as-a-service offerings and exited the quarter with an annual as-a-service run rate of $3.8 billion, an increase of approximately $1.5 billion from the prior year. The majority of that growth was organic, the result of the company’s deep insights into how its clients run their business. In February 2015, the company announced a program to make hybrid cloud a reality for the enterprise‒extending clients’ control, visibility, security and governance in a hybrid cloud environment‒similar to what they have in their private cloud and existing IT systems.

  While the company is investing and driving growth in the strategic imperatives, it’s continuing to reinvent and bring innovation to the core portfolio. For example, in the hardware business, the company has continued to invest and innovate. This led to the introduction of the z13 mainframe which is built for the mobile economy, and the roll out of POWER8, optimized for data and cloud.  The company has also executed divestitures in the hardware business. The company is now starting to see the results of these actions. In March 2015, the first z13 system shipped and first-quarter 2015 mainframe revenue more than doubled year to year with MIPS shipments up 95 percent. Power Systems revenue returned to growth, at constant currency, leveraging strong performance in the scale-out systems.

       All of this is driving the shift to higher value, resulting in a higher margin and supporting targeted investments.  In 2015, the company is shifting $4 billion of spending to data, cloud and engagement to extend its differentiation in the market. In April 2015, the company announced two initiatives, Internet of Things (IoT) and Watson Health. These initiatives will further strengthen its position as a high value innovation company providing solutions at the intersection of business and IT. The first quarter results reflect the transformation in the business, including:

•        Continued momentum in the strategic imperatives,

•        Strong growth in hardware resulting from continued innovation,

•        Declines in the core portfolio consistent with the second half of 2014,

•       Margin expansion driven by the shift to higher value, and

•       Continuing to shift investments and rebalancing resources to address the best long-term opportunities in the market.

       From a segment perspective, Global Services revenue declined 11.6 percent as reported and 2 percent adjusted for currency (9 points) and divestitures (1 point). Global Technology Services (GTS) declined 10.9 percent as reported and 1 percent adjusted for currency (9 points) and divestitures (1 point) primarily driven by the mix and timing of contracts from the GTS Outsourcing backlog. Global Business Services (GBS) revenue decreased 13.0 percent as reported and 4 percent adjusted for currency (8 points) and divestitures (1 point). Declines in the more traditional application areas, particularly in North America, were partially offset by strong growth in the strategic imperatives. Software revenue declined 8.2 percent (2 percent adjusted for currency) reflecting a modest sequential improvement at constant currency from the rate in the fourth quarter of 2015. Key branded middleware returned to growth at constant currency led by growth in the software-as-a-service offerings, which increased approximately 50 percent. Systems Hardware revenue decreased 22.6 percent as reported, but

Management Discussion – (continued)

increased 30 percent adjusted for the divested System x business (49 points) and currency (4 points). Performance reflected the strong start in the z13 product cycle and Power Systems revenue returning to growth year to year at constant currency.

  From a geographic perspective, revenue in the major markets declined 10.7 percent as reported, but was flat year to year adjusted for currency (8 points) and divestitures (3 points) with growth in the U.S. and Japan on an adjusted basis. Growth markets revenue decreased 16.1 percent as reported and 1 percent adjusted for divestitures (9 points) and currency (6 points) compared to the first quarter of 2014, with growth in Brazil and India on an adjusted basis. The company had sequential improvement year to year on an adjusted basis in both the major markets and the growth markets.

  The consolidated gross profit margin of 48.2 percent improved 0.5 points year to year. The operating (non-GAAP) gross margin of 49.3 percent increased 0.8 points compared to the prior year primarily driven by both portfolio actions and the strong growth in System z.

  Total expense and other (income) decreased 13.3 percent in the first quarter of 2015 versus the prior year. Total operating (non-GAAP) expense and other (income) decreased 16.8 percent compared to the prior year. The year-to-year drivers were approximately:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(9)	points	(8)	points
System x divestiture	(2)	points	(2)	points
Divestiture gains (1Q14)	1	point	1	point
Workforce rebalancing	(7)	points	(7)	points

* Reflects impacts of translation and hedging programs.

       The reduction in expense was driven by a lower level of workforce rebalancing charges (a decrease of $0.6 billion); the fact that the divested System x business is no longer in the spending base; and currency impacts. These benefits were partially offset by the impact of a divestiture gain ($0.1 billion) in the prior year and a current year charge for an additional pension obligation in Spain ($0.2 billion year-to-year impact). The reduction in operating (non-GAAP) expense was driven by the same factors, excluding the Spain pension obligation which is not reflected in operating (non-GAAP) expense. The company is continuing to shift resources and spending to areas with the most opportunity and plans to shift $4 billion of spending across expense, cost and capital, to its strategic imperatives in 2015. In the first quarter of 2015, the company has been executing that plan and increased expense in key areas including‒SoftLayer, Watson and Bluemix.

       Pre-tax income from continuing operations decreased 5.7 percent and the pre-tax margin was 15.3 percent, an increase of 1.0 points versus the first quarter of 2014. The continuing operations effective tax rate for the first quarter of 2015 was 19.5 percent, a decrease of 1.0 points versus the prior year. Income from continuing operations of $2.4 billion decreased 4.6 percent and the net income margin was 12.3 percent, an increase of 0.9 points versus the first quarter of 2014. Losses from discontinued operations, net of tax, were $0.1 billion in both the first quarter of 2015 and 2014, respectively. Net income of $2.3 billion decreased 2.4 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations increased 3.0 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations improved 2.7 points to 18.4 percent. Operating (non-GAAP) income from continuing operations of $2.9 billion increased 3.6 percent and the operating (non-GAAP) income margin from continuing operations of 14.8 percent increased 2.2 points. The operating (non-GAAP) effective tax rate from continuing operations in the first quarter of 2015 was 20.0 percent versus 20.5 percent in the first quarter of 2014. The lower tax rates in the first quarter of 2015 benefited from a more favorable mix of geographic income offset by a decrease in the utilization of foreign tax credits.

    Diluted earnings per share from continuing operations of $2.44 increased 0.4 percent year to year. In the first quarter of 2015, the company repurchased 7.7 million shares of its common stock. Operating (non-GAAP) diluted earnings per share of $2.91 increased 8.6 percent versus the prior year driven primarily by margin expansion and the impact of share repurchases, partially offset by the impact of lower as-reported revenue. Diluted earnings per share from discontinued operations was ($0.09) in the first quarter of 2015 compared to ($0.14) in the first quarter of 2014.

    At March 31, 2015, the company continues to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $8.8 billion, an increase of $0.3 billion from December 31, 2014. Key drivers in the balance sheet and total cash flows were:

Management Discussion – (continued)

    Total assets decreased $5.5 billion ($1.1 billion adjusted for currency) from December 31, 2014 driven by:

    •        Decreases in total receivables ($5.3 billion) and goodwill ($0.7 billion); partially offset by

    •        Increased prepaid expenses and sundry assets ($0.8 billion).

  Total liabilities decreased $5.8 billion ($2.3 billion adjusted for currency) from December 31, 2014 driven by:

   •   Decreases in total debt ($2.0 billion), taxes ($1.5 billion), retirement-related liabilities ($1.1 billion) and compensation and benefits ($0.7 billion).

  Total equity of $12.3 billion increased $0.3 billion from December 31, 2014 as a result of:

   •       Higher retained earnings ($1.2 billion) and higher common stock ($0.3 billion); partially offset by

   •        Increased treasury stock ($1.3 billion).

       The company generated $3.6 billion in cash flow provided by operating activities, an increase of $0.3 billion when compared to the first quarter of 2014, driven primarily by a lower level of  income tax payments ($1.2 billion) and improvements from inventory ($0.2 billion), partially offset by a decrease in cash provided by receivables ($0.8 billion) and higher performance-based compensation payments ($0.4 billion). Net cash provided by investing activities of $0.6 billion was $0.5 billion higher than the prior year, primarily due to higher cash sourced from non-operating finance receivables ($1.0 billion), partially offset by a decrease in cash provided from divestitures ($0.4 billion). Net cash used in financing activities of $3.4 billion decreased $1.3 billion compared to the first quarter of 2014, driven primarily by a decrease in cash used for gross common stock repurchases ($7.0 billion), partially offset by  a reduction in cash sourced from net debt transactions ($5.5 billion) driven by lower issuances in 2015.

       The company has been transforming the business and continues to see evidence that the transformation is working. In April 2015, the company disclosed that it is expecting GAAP earnings in the range of $14.17 to $14.92 and, it continues to expect operating (non-GAAP) earnings between $15.75 and $16.50 per diluted share from continuing operations for 2015. The company also stated that it continues to expect free cash flow in 2015 to be flat compared to 2014.

Management Discussion – (continued)

First Quarter in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the first quarter of 2015 versus the first quarter of 2014 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended March 31:	2015	2014**	Change		Currency
Revenue:
Global Technology Services	$7,886	$8,849	(10.9)%		(1.1)	%*
Gross margin	37.4%	38.8%	(1.4)	pts.
Global Business Services	4,318	4,964	(13.0)%		(3.6)	%*
Gross margin	27.4%	29.2%	(1.8)	pts.
Software	5,199	5,661	(8.2)%		(1.8)%
Gross margin	86.6%	87.5%	(0.9)	pts.
Systems Hardware	1,659	2,143	(22.6)%		30.2	%*
Gross margin	44.5%	34.0%	10.5	pts.
Global Financing	461	512	(9.9)%		(1.1)%
Gross margin	49.6%	46.1%	3.5	pts.
Other	67	107	(37.5)%		(32.6)%
Gross margin	(224.6)%	(163.7)%	(60.9)	pts.
Total consolidated revenue	$19,590	$22,236	(11.9)%		0.0	%*
Total consolidated gross profit	$9,452	$10,627	(11.1)%
Total consolidated gross margin	48.2%	47.8%	0.5	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	91	102	(11.4)%
Acquisition-related charges	—	2	(100.0)%
Retirement-related costs/(income)	121	52	131.2%
Operating (non-GAAP) gross profit	$9,664	$10,783	(10.4)%
Operating (non-GAAP) gross margin	49.3%	48.5%	0.8	pts.

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

Global Services

       In the first quarter of 2015, the Global Services segments, GTS and GBS, delivered combined revenue of $12,204 million, a decrease of 11.6 percent as reported and 2 percent adjusted for currency (9 points) and divestitures (1 point). This quarter, the company closed fifteen deals greater than $100 million with about half for new clients, or new scope with existing clients. This reflects the strength of the company’s offerings and client’s confidence in its ability to manage the most critical assets in their business. Pre-tax income in the first quarter decreased 19.4 percent and the pre-tax margin decreased 1.2 points to 12.7 percent.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2015	2014**	Change	Currency
Global Services external revenue:	$12,204	$13,813	(11.6)%	(2.0)	%*
Global Technology Services	$7,886	$8,849	(10.9)%	(1.1)	%*
Outsourcing	4,219	4,800	(12.1)	(2.1)
Integrated Technology Services	2,112	2,329	(9.3)	(0.7)
Maintenance	1,554	1,721	(9.7)	2.3	*
Global Business Services	$4,318	$4,964	(13.0)%	(3.6)	%*
Outsourcing	1,228	1,415	(13.2)	(1.1)	*
Consulting and Systems Integration	3,090	3,549	(12.9)	(4.6)

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

  Global Technology Services revenue of $7,886 million decreased 10.9 percent as reported and 1 percent adjusted for currency (9 points) and the System x divestiture (1 point). Within GTS, outsourcing revenue of $4,219 million decreased 12.1 percent as reported and 2 percent adjusted for currency. This performance reflects the mix and timing of contracts coming from the backlog. As expected, many of the larger contracts signed in the prior year did not contribute to revenue in the first quarter. The company is continuing to see clients sign large infrastructure outsourcing deals with embedded cloud and mobile initiatives to create large-scale hybrid IT environments. The company is the trusted partner for these core business transformations because of its global capabilities and portfolio breadth. The Forrester Research Wave evaluation recently cited the company as the leading supplier in the global infrastructure outsourcing segment. Integrated Technology Services (ITS) revenue of $2,112 million decreased 9.3 percent and 1 percent adjusted for currency. Within ITS, there was good growth at constant currency in cloud, security and business resiliency, but overall revenue performance was impacted by a shift away from lower-value services such as datacenter build-outs and OEM hardware deployments. SoftLayer grew solid double digits this quarter on an adjusted basis, improving sequentially and building on the expanded datacenter capacity. The company continued its steady progress with the opening of new footprints in Montreal, Sydney and Amsterdam this quarter. Clients are choosing SoftLayer as the platform on which to integrate cloud initiatives with their core systems into a unified hybrid IT model. Maintenance revenue of $1,554 million decreased 9.7 percent as reported, but was up 2 percent for the quarter adjusted for currency (8 points) and the System x divestiture (4 points). This growth was driven by Multivendor Support Services, which is the company’s third party hardware maintenance offering. The continued growth of maintenance is another demonstration of the strength of the company’s global reach and capabilities. As organizations expand, they want a partner who has scale and can provide global parts and support capabilities.

Global Business Services revenue of $4,318 million decreased 13.0 percent and 4 percent adjusted for currency (8 points) and divestitures (1 point) in the first quarter of 2015. Consulting and Systems Integration revenue of $3,090 million declined 12.9 percent as reported and 5 percent adjusted for currency in the first quarter. GBS Outsourcing revenue of $1,228 million decreased 13.2 percent and 1 percent adjusted for currency (8 points) and the divestitures (5 points). As announced last year, Global Process Services, the company’s business process outsourcing business has now been integrated into GBS to create a seamless end-to-end business transformation capability for clients and to better leverage the company’s industry knowledge. In the first quarter, GBS had solid performance in many markets and solution areas. On an adjusted basis, Japan has been consistently growing revenue and expanding margin, with solid growth in consulting and application outsourcing. In the first quarter, Europe returned to revenue growth on an adjusted basis. Across all geographies, GBS continued to drive strong growth in the offerings that address the strategic imperatives. On an adjusted basis, cloud solutions more than tripled year to year, analytics grew double digits, and there was good growth in mobile and social. The company is helping clients create new business models and opportunities for client engagement. The challenge for GBS is North America. While there is strong business growth in the strategic imperatives, the company is dealing with a slowdown in some of the more traditional areas. While GBS has some very positive elements in the U.S., its performance overall in the country has had a significant impact on the segment due to its relative size.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2015	2014*	Change
Global Technology Services:
External gross profit	$2,950	$3,432	(14.1)%
External gross profit margin	37.4%	38.8%	(1.4)	pts.
Pre-tax income	$994	$1,215	(18.2)%
Pre-tax margin	12.3%	13.4%	(1.1)	pts.
Global Business Services:
External gross profit	$1,184	$1,450	(18.3)%
External gross profit margin	27.4%	29.2%	(1.8)	pts.
Pre-tax income	$597	$759	(21.3)%
Pre-tax margin	13.4%	14.9%	(1.4)	pts.

* Reclassified to conform with 2015 presentation.

       The GTS gross profit margin of 37.4 percent decreased 1.4 points in the first quarter of 2015 compared to prior year. In the first quarter, pre-tax income decreased 18.2 percent to $994 million and the pre-tax margin declined 1.1 points to 12.3 percent compared to the prior year. The year-to-year decrease in margin was driven by a few elements. Currency was the biggest impact to profit on a year-to-year basis, and maintenance profit was down due to the System x divestiture. Profit and margin performance also reflect the continued investments in the business to expand operational capabilities. The SoftLayer datacenter expansion is one example. This gives the company a highly differentiated offering in hybrid cloud, especially as it relates to data residency requirements. The company is also increasing sales hiring in its mobile and security practices, and making investments in its resiliency business. It is accelerating its transition to a more significant global delivery model, which requires hiring and training costs ahead of the expected savings. Finally, though there was a year-to-year benefit from a smaller workforce rebalancing charge in the quarter, the bulk of the savings from the recent actions have not yet been realized.

  The GBS gross profit margin of 27.4 percent decreased 1.8 points in the first quarter 2015 compared to prior year and pre-tax income decreased 21.3 percent to $597 million. Pre-tax margin declined 1.4 points to 13.4 percent compared to the prior year with a mix of drivers. There was some benefit from the lower workforce rebalancing charges this year and some savings from the action taken in the prior year. There was an impact from the customer care divestiture, both by the loss of operational profit and by not having the gain in the current year results. The balance of the margin decline was driven by the cost structure in those geographies where the company is not growing revenue. The company is making investments and taking actions to make the cost structure more competitive, including rebalancing to more global delivery, use of alternate labor models, and shifting resources toward higher-value strategic imperative offerings.

Global Services Backlog

        The estimated Global Services backlog at March 31, 2015 was $121 billion, a decrease of 12.3 percent (flat adjusted for currency) compared to the March 31, 2014 balance. The estimated transactional backlog at March 31, 2015 decreased 12.5 percent (2 percent adjusted for currency) from the March 31, 2014 levels. The estimated outsourcing backlog decreased 11.7 percent as reported and increased 2 percent adjusted for currency compared to the prior year.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2015	2014	Change	Currency
Backlog:
Total backlog	$120.7	$137.6	(12.3)%	(0.1)%
Outsourcing backlog	$76.1	$86.2	(11.7)%	1.8%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2015	2014	Change	Currency
Total signings:	$10,651	$11,153	(4.5)%	4.9%
Outsourcing signings	$5,531	$5,488	0.8%	10.9%
Transactional signings	5,120	5,665	(9.6)%	(0.9)%

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2015	2014	Change	Currency
Software external revenue:	$5,199	$5,661	(8.2)%	(1.8)%
Middleware:	$4,365	$4,695	(7.0)%	(0.5)%
Key branded middleware:	3,472	3,656	(5.0)	1.3
WebSphere			(4.1)	1.4
Information Management			(6.3)	0.2
Workforce Solutions			1.0	10.0
Tivoli			(2.8)	4.0
Rational			(15.5)	(10.0)
Other middleware	893	1,039	(14.0)	(7.2)
Operating systems	441	519	(15.0)	(8.9)
Other	392	447	(12.3)	(6.2)

       Software revenue of $5,199 million decreased 8.2 percent (2 percent adjusted for currency) in the first quarter of 2015 compared to the prior year. Adjusted for currency, year-to-year performance reflected a modest sequential improvement from the fourth quarter of 2014. Middleware decreased 7.0 percent (1 percent adjusted for currency), while operating systems were down 15.0 percent (9 percent adjusted for currency). The decline in operating systems impacted total software growth year to year at constant currency by approximately 1 point.

       Key branded middleware revenue decreased 5.0 percent as reported and grew 1 percent adjusted for currency compared to the prior year. While there were mixed results across the brands, there was strong growth on an adjusted basis for currency across many solution areas. Software-as-a-service offerings were up nearly 50 percent. Analytics software was up, and mobile software grew at a strong double digit rate, led by the MobileFirst offerings. There was solid growth in commerce solutions where a large proportion of the business is software-as-a-service. Social solutions grew double-digits at constant currency driven by strong performance in Kenexa and advanced collaboration offerings.

       Across software, the company continues to drive innovation and capture growth areas, building its software into broader solution capabilities. Recently, the company made two major announcements: the Internet of Things (IoT) and Watson Health. These initiatives are a continuation of what was started in 2014 with Watson and expanded earlier in 2015 with analytics, commerce and security. There are some common threads throughout. They are all based on a unique point of view around cloud and the value of hybrid. They all use analytics to leverage data and they all have an industry dimension.

Management Discussion – (continued)

       The company announced the IoT initiative at the end of March, committing $3 billion of spending over the next four years. As part of this initiative, a cloud-based open platform to help clients and partners build and deliver vertical industry IoT solutions is being established. The company has also created an IoT zone within Bluemix, its platform-as-a-service, and is expanding an IoT ecosystem to leverage a growing developer and entrepreneur community. This is similar to what has been done with Watson, where there are not only large partners, but where there are also hundreds of smaller, less known ecosystem partners, all of whom are building commercial applications on Watson.

       Watson Health was announced in April. The company believes it will transform healthcare by bringing together the advanced cognitive capabilities of Watson with a vast ecosystem of partners, practitioners and researchers. There are several aspects to the Watson Health announcement from the creation of a Watson Health Cloud, to partnerships with leading companies and the acquisition of two companies that extend the company’s healthcare analytics capabilities.

       These are the two most recent examples of where the company is partnering in new ways to drive innovation and build an ecosystem to transform industries.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2015	2014	Change
Software:
External gross profit	$4,502	$4,956	(9.2)%
External gross profit margin	86.6%	87.5%	(0.9)	pts.
Pre-tax income	$1,936	$1,918	0.9%
Pre-tax margin	31.4%	29.1%	2.3	pts.

       The Software gross profit margin decreased 0.9 points to 86.6 percent in the first quarter 2015 compared to the prior year. Software pre-tax income of $1,936 million increased 0.9 percent, including the year-to-year benefit from lower workforce rebalancing charges, with a pre-tax margin of 31.4 percent, an increase of 2.3 points.

Systems Hardware
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2015	2014	Change	Currency
Systems Hardware external revenue:	$1,659	$2,143	(22.6)%	30.2	%*
System z			118.4%	130.5%
Power Systems			(3.0)	1.5
Storage			(7.6)	(2.1)
System x			(99.5)	(99.4)

* Adjusted for divestitures and currency.

        In the first quarter of 2015, Systems Hardware revenue of $1,659 million decreased 22.6 percent as reported but grew 30 percent year to year adjusted for the divestiture of the System x business (49 points) and currency (4 points) as the company continues to deliver innovation across its high end systems.

        System z revenue increased 118.4 percent (130 percent adjusted for currency), compared to the prior year period. MIPS (millions of instructions per second) shipments increased 95 percent year to year resulting in revenue more than doubling. Shipments of the new z13 mainframe began in the second week of March and it was the fastest start in number of systems shipped in over a decade. Additionally, the year-to-year growth rate reported in the first quarter was the highest in any quarter in more than a decade. The capabilities of the z13 mainframe around data, mobile, cloud and real-time insights and fraud detection are resonating well with customers. The new mainframe was built to handle workloads of the future that are secure and available 100 percent of the time.

Management Discussion – (continued)

       Power Systems revenue decreased 3.0 percent, but returned to growth of 1 percent adjusted for currency, leveraging on strong performance in its scale-out systems. In the quarter, the company not only gained share in the declining Unix market, but it also expanded beyond Unix with Linux on Power and the OpenPOWER IP opportunity. The company is expanding its customer base in entry-level Linux systems as well as with large cloud-based customers. In addition, just over a year ago, the OpenPOWER Foundation was launched to open up the Power technology and build an ecosystem to share intellectual property. The ecosystem of partners includes established companies such as Google, Nvidia, Mellanox, Samsung, Tyan and Inspur. It also includes other smaller, emerging companies adding breadth and reach. In March, the foundation unveiled more than ten new hardware innovations that continue to make Power technology relevant beyond the Unix market. Zoom Netcom, a data communication and equipment supplier, will launch a system in the market later this year, which is based on the first derivative of a POWER chip unveiled by Suzhou PowerCore. This demonstrates that the company’s Power strategy is working and that there is momentum in the business.

 Storage revenue decreased 7.6 percent (2 percent adjusted for currency) in the first quarter representing a modest year-to-year sequential improvement compared to the fourth quarter of 2014. There was continued strong growth in FlashSystems. However, this growth was offset by the wind down of the OEM business and continued price weakness in high-end disk. The company sees the value in storage shifting to software and, in the first quarter, it introduced IBM Spectrum Storage, new storage software in support of hybrid cloud environments. The portfolio provides greater access to data, accelerates speed to insights and improves data economics.

Overall, the Systems Hardware segment growth, on an adjusted basis, is a result of the actions the company has taken to position its Systems business for the future.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2015	2014	Change
Systems Hardware:
External gross profit	$738	$729	1.2%
External gross profit margin	44.5%	34.0%	10.5	pts.
Pre-tax income/(loss)	$24	$(457)	nm
Pre-tax margin	1.4%	(19.8)%	21.2	pts.

nm - not meaningful

       The Systems Hardware gross profit margin of 44.5 percent increased 10.5 points in the first quarter of 2015 versus the prior year. The increase was due to mix (17.0 points) driven by the strong growth in System z and the divestiture of the lower margin System x business. This improvement was offset by a decrease due to margin (6.6 points), with lower margins in System z (3.7 points), Power Systems (1.3 points) and Storage (1.5 points). Systems Hardware pre-tax income was $24 million, an increase of $481 million compared to the prior year, with a pre-tax margin of 1.4 percent, up 21 points year to year.

Global Financing

See pages 64 through 69 for a discussion of Global Financing’s segment results.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2015	2014	Change	Currency*
Total Revenue	$19,590	$22,236	(11.9)%	0.0%
Geographies:	$19,498	$22,129	(11.9)%	0.0%
Americas	9,312	9,596	(3.0)	2.4
Europe/Middle East/Africa (EMEA)	6,125	7,578	(19.2)	(2.0)
Asia Pacific	4,061	4,955	(18.0)	(1.7)

Major markets			(10.7)%	0.1%
Growth markets			(16.1)%	(0.6)%
BRIC countries			(20.7)%	(3.2)%

* Adjusted for divestitures and currency.

       Total geographic revenue of $19,498 million decreased 11.9 percent as reported and was flat adjusted for currency (8 points) and divestitures (4 points) in the first quarter of 2015 compared to the prior year. Major market countries decreased 10.7 percent as reported and were flat adjusted for currency (8 points) and divestitures (3 points). Growth market countries decreased 16.1 percent as reported and 1 percent adjusted for divestitures (9 points) and currency (6 points). On an adjusted basis, there was sequential improvement in year-to-year performance in both the major markets and the growth markets led by the U.S., Japan and Latin America.

 In the growth markets, the year-to-year performance adjusted for currency and the divestitures improved sequentially by approximately 2 points from the fourth quarter of 2014. This performance was driven by broad-based growth in Latin America which decreased 2.1 percent as reported, but grew 14 percent adjusted for currency (12 points) and divestitures (4 points). On an adjusted basis, there was also growth in the Middle East and Africa region which decreased 6.6 percent as reported, but grew 4 percent adjusted for divestitures (9 points) and currency (2 points). Within the BRIC countries, combined revenue decreased 20.7 percent as reported and 3 percent adjusted for divestitures (12 points) and currency (5 points). On an adjusted basis, this represented sequential improvement compared to year-to-year performance in the fourth quarter of 2014. However, this overall growth rate was not reflective of the individual country performance. On an adjusted basis, growth in Brazil and India was offset by declines in Russia and China. While the company has a profitable business in China and it continues to have strong growth in mainframes, services revenue declined as the company shifts its focus away from some of the lower margin offerings.

       Americas revenue of $9,312 million decreased 3.0 percent as reported and grew 2 percent adjusted for divestitures (3 points) and currency (3 points) compared to the first quarter of 2014. On an adjusted basis, there was growth in both the major markets and Latin American growth markets. North America declined 3.1 percent as reported and grew 1 percent adjusted for divestitures (2 points) and currency (1 point). The U.S. decreased 0.6 percent, but grew 2 percent adjusted for divestitures. There was good transactional performance in the U.S. with strong growth across the hardware portfolio and some large software deals. The broad based growth in the Latin American growth markets on an adjusted basis included strong performance in Brazil and Mexico. Brazil decreased 5.4 percent as reported, but grew11 percent adjusted for currency (14 points) and divestitures (3 points). Mexico grew 7 percent as reported and 20 percent adjusted for currency (8 points) and divestitures (5 points).

  EMEA revenue of $6,125 million decreased 19.2 percent as reported, but only 2 percent adjusted for currency (14 points) and divestitures (3 points) on a year-to-year basis. Major market countries were down 19.6 percent as reported and 2 percent adjusted for currency (15 points) and divestitures (3 points). Growth market countries were down 15.8 percent as reported and 3 percent adjusted for divestitures (8 points) and currency (5 points). In the first quarter, there was mixed performance within the major market countries with growth on an adjusted basis in the UK and declines in Germany and France. From a brand perspective, adjusted for currency, there was good growth in mainframe and Power, and continued momentum in outsourcing signings as clients look to integrate cloud and mobile capabilities into large scale IT environments. Overall, the company’s performance decelerated, but it was in line with the market. Within the growth markets, the growth on an adjusted basis in the Middle East and Africa region was more than offset by declines in the central and eastern European countries. Russia decreased 25.4 percent as reported and 18 percent adjusted for divestitures.

Management Discussion – (continued)

 Asia Pacific first quarter revenue of $4,061 million decreased 18.0 percent as reported and 2 percent adjusted for divestitures (8 points) and currency (8 points) year over year. Japan decreased 12.7 percent as reported, but grew 4 percent adjusted for currency (14 points) and divestitures (3 points). Growth in Japan accelerated in the first quarter on the strength of services and hardware. Within growth markets, China decreased 36.6 percent as reported and 17 percent adjusted for divestitures (19 points) and currency (1 point). India decreased 6.2 percent as reported and increased 4 percent adjusted for divestitures (9 points) and currency (1 point). Although Asia Pacific growth markets in total declined again this quarter, there was sequential improvement in some key countries on an adjusted basis.

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Total consolidated expense and other (income)	$6,451	$7,444	(13.3)%
Non-operating adjustments:
Amortization of acquired intangible assets	(79)	(92)	(13.5)
Acquisition-related charges	0	(6)	(99.3)
Non-operating retirement-related (costs)/income	(321)	(70)	356.8
Operating (non-GAAP) expense and other (income)	$6,051	$7,276	(16.8)%
Total consolidated expense-to-revenue ratio	32.9%	33.5%	(0.5)	pts.
Operating (non-GAAP) expense-to-revenue ratio	30.9%	32.7%	(1.8)	pts.

       Total expense and other (income) decreased 13.3 percent in the first quarter of 2015 compared to the first quarter of 2014. Total operating (non-GAAP) expense and other (income) decreased 16.8 percent versus the first quarter of 2014. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(9)	points	(8)	points
System x divestiture	(2)	points	(2)	points
Divestiture gains (1Q14)	1	point	1	point
Workforce rebalancing	(7)	points	(7)	points

* Reflects impacts of translation and hedging programs.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,077	$4,599	(11.3)%
Advertising and promotional expense	313	338	(7.5)
Workforce rebalancing charges	285	869	(67.2)
Retirement-related costs	438	231	89.4
Amortization of acquired intangible assets	79	92	(13.5)
Stock-based compensation	87	88	(1.8)
Bad debt expense	83	55	49.7
Total consolidated selling, general and administrative expense	$5,362	$6,272	(14.5)%
Non-operating adjustments:
Amortization of acquired intangibles assets	(79)	(92)	(13.5)
Acquisition-related charges	0	(6)	(99.2)
Non-operating retirement-related (costs)/income	(308)	(87)	252.8
Operating (non-GAAP) selling, general and administrative expense	$4,975	$6,087	(18.3)%

     Total selling, general and administrative (SG&A) expense decreased 14.5 percent in the first quarter of 2015 versus the prior year. The decrease was primarily driven by currency (8 points), lower workforce rebalancing charges (8 points) and the impact of the divested System x business (2 points), partially offset by an increase in retirement-related costs which included an additional retirement-related obligation of $230 million related to a court ruling in Spain. Operating (non-GAAP) expense decreased 18.3 percent year to year driven by primarily the same factors, excluding the Spain pension obligation which is not reflected in operating (non-GAAP) expense. Bad debt expense increased $28 million year to year. The receivables provision coverage was 2.6 percent at March 31, 2015, an increase of 40 basis points from year-end 2014 and 80 basis points from March 31, 2014.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Total consolidated research, development and engineering expense	$1,298	$1,402	(7.4)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(13)	17	nm
Operating (non-GAAP) research, development and engineering expense	$1,285	$1,419	(9.4)%

nm - not meaningful

        Research, development and engineering (RD&E) expense was 6.6 percent of revenue in the first quarter of 2015 compared to 6.3 percent of revenue in the first quarter of 2014. RD&E expense decreased 7.4 percent year to year in the first quarter of 2015 primarily driven by currency (4 points) and the impact of the divested System x business (5 points). Operating (non-GAAP) RD&E expense decreased 9.4 percent compared to the first quarter of 2014 driven by the same factors.

Management Discussion – (continued)

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$71	$93	(23.0)%
Licensing/royalty-based fees	31	33	(4.6)
Custom development income	70	82	(14.0)
Total	$173	$207	(16.5)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant individual IP transactions in the first quarter of 2015 and 2014.

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$90	$43	109.0%
(Gains)/losses on derivative instruments	(177)	5	nm
Interest income	(19)	(22)	(15.2)
Net (gains)/losses from securities and investment assets	(1)	6	nm
Other	(37)	(159)	(76.5)
Total consolidated other (income) and expense	$(143)	$(127)	12.5%
Non-operating adjustment:
Acquisition-related charges	0	0	(100.0)
Operating (non-GAAP) other (income) and expense	$(143)	$(128)	12.4%

nm - not meaningful

       The increase in income of $16 million year over year was primarily driven by higher gains on derivative instruments ($182 million), partially offset by the gain associated with the divestiture of the customer care business ($98 million) in the first quarter of 2014 and higher foreign currency transaction losses ($47 million) year to year due to foreign currency rate volatility.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Interest expense	$108	$105	2.7%

       Interest expense increased $3 million year to year in the first quarter of 2015. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2015 was $247 million, a decrease of $13 million year to year driven primarily by lower average debt levels.

Retirement-Related Plans

       The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2015	2014	Change
Retirement-related plans – cost:
Service cost	$116	$124	(6.7)%
Amortization of prior service costs/(credits)	(26)	(29)	(12.9)
Cost of defined contribution plans	288	324	(11.0)
Total operating costs/(income)	$379	$419	(9.6)%
Interest cost	$834	$1,006	(17.1)%
Expected return on plan assets	(1,474)	(1,599)	(7.8)
Recognized actuarial losses	829	632	31.3
Curtailments/settlements	4	4	(9.3)
Multi-employer plans/other costs	248	79	214.7
Total non-operating costs/(income)	$442	$123	260.4%
Total retirement-related plans – cost	$820	$541	51.6%

        In the first quarter of 2015, total pre-tax retirement-related plan cost increased by $279 million compared to the first quarter of 2014, primarily driven by an increase in recognized actuarial losses ($198 million), higher pension obligations resulting from a court ruling in Spain ($175 million) and lower actual return on plan assets ($125 million), partially offset by lower interest cost ($173 million).

  As discussed in the “Snapshot” on page 42, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2015 were $379 million, a decrease of $40 million compared to the first quarter of 2014, primarily driven by lower defined contribution plans cost ($35 million). Non-operating costs of $442 million increased $319 million in the first quarter of 2015 year to year, driven primarily by an increase in recognized actuarial losses ($198 million), higher pension obligations resulting from a court ruling in Spain ($175 million) and lower actual return on plan assets ($125 million), partially offset by lower interest cost ($173 million).

Taxes

        The continuing operations effective tax rate for the first quarter of 2015 was 19.5 percent, a decrease of 1.0 points compared to the first quarter of 2014. The operating (non-GAAP) tax rate for the first quarter of 2015 was 20.0 percent, a decrease of 0.5 points compared to the first quarter of 2014.  The lower rates in the first quarter of 2015 were the result of a more favorable mix of geographic income offset by a decrease in the utilization of foreign tax credits.

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

       The amount of unrecognized tax benefits at December 31, 2014 increased by $52 million in the first quarter of 2015 to $5,156 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4,258 million at March 31, 2015.

       In April 2010, the company appealed the determination of the Japanese Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $999 million adjusted for currency, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal was denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government appealed the ruling to the Tokyo High Court. On March 25, 2015, the Tokyo High Court ruled in favor of IBM and, on April 7, 2015, the Japanese government appealed the ruling to the Japan Supreme Court. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million from the Indian Tax Authorities for 2009. The company believes it will prevail on these matters and that this amount is not a

Management Discussion – (continued)

meaningful indicator of liability. At March 31, 2015, the company has recorded $496 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2015	2014	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.44	$2.43	0.4%
Basic	$2.45	$2.44	0.4%
Diluted operating (non-GAAP)	$2.91	$2.68	8.6%
Weighted-average shares outstanding: (in millions)
Assuming dilution	992.3	1,041.8	(4.7)%
Basic	988.1	1,035.2	(4.5)%

       Actual shares outstanding at March 31, 2015 were 984.7 million. The average number of common shares outstanding assuming dilution during the first quarter was 49.4 million shares lower in 2015 versus 2014. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

       The loss from discontinued operations, net of tax, was $88 million in the first quarter of 2015 compared to $146 million in the first quarter of 2014. The discontinued operations effective tax rate in the first quarter of 2015 was 26.3 percent compared to 27.9 percent in the prior year period.

Financial Position

Dynamics

       At March 31, 2015, the company continues to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $8,803 million. Total debt of $38,827 million decreased $1,978 million from prior year-end levels, driven by maturities of $2,824 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first three months of 2015, the company generated $3,610 million in cash from operations, an increase of $284 million compared to the first three months of 2014. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 64, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Current assets	$46,316	$49,422
Current liabilities	35,640	39,600
Working capital	$10,676	$9,822

Current ratio	1.30:1	1.25:1

       Working capital increased $854 million from the year-end 2014 position. The key changes are described below:

       Current assets decreased $3,105 million (a decrease of $1,015 million adjusted for currency), due to:

•         A decline of $3,532 million ($2,641 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances; and

•         A decline of $285 million (an increase of $142 million adjusted for currency) in trade receivables; and

•         A decline of $240 million ($184 million adjusted for currency) in deferred taxes due primarily to changes in the value of financial instruments, partially offset by

•         An increase of $923 million ($1,109 million adjusted for currency) in prepaid expenses and other driven by increases in derivatives of $453 million and counterparty collateral postings of $246 million due to strengthening of the U.S. dollar.

       Current liabilities decreased $3,960 million ($2,645 million adjusted for currency), as a result of:

•         A decrease in taxes of $1,545 million ($1,365 million adjusted for currency) primarily driven by income tax payments; and

•         A decrease in short-term debt of $1,199 million ($1,118 million adjusted for currency) primarily as a result of maturities of $2,824 million and declines in commercial paper of $650 million, partially offset by reclassifications of $2,223 million from long term to reflect upcoming maturities; and

•         A decrease in compensation and benefits of $703 million ($533 million adjusted for currency), primarily driven by payments related to prior year performance-based compensation, and

•         A decrease in accounts payable of $550 million ($352 million adjusted for currency) reflecting declines from typically higher year-end balances and the wind-down of the System x business payables.

Cash Flow

       The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2015	2014
Net cash provided by/(used in) continuing operations:
Operating activities	$3,610	$3,326
Investing activities	560	35
Financing activities	(3,402)	(4,673)
Effect of exchange rate changes on cash and cash equivalents	(449)	5
Net change in cash and cash equivalents	$319	$(1,307)

Management Discussion – (continued)

       Net cash provided by operating activities increased by $284 million as compared to the first three months of 2014 driven by the following factors:

•      A decrease in income taxes paid of $1,179 million; and

•         An improvement in inventory of $228 million, partially offset by

•         A decrease in cash provided from receivables of $808 million; and

•         An increase in performance based compensation payments of $420 million.

       Net cash provided by investing activities increased $525 million compared to the first three months in 2014 driven by:

•         Higher cash from non-operating finance receivables of $950 million, partially offset by

•         A decrease in net cash related to acquisitions and divestitures of $256 million.

       Net cash used in financing activities decreased $1,272 million as compared to the first three months of 2014 driven by the following factors:

•         A decrease of $7,000 million of cash used for gross share repurchases, partially offset by

•         A decrease in cash sourced from debt transactions of $5,522 million driven by a lower level of issuances in the current year.

Noncurrent Assets and Liabilities
	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Noncurrent assets	$65,720	$68,110
Long-term debt	$34,295	$35,073
Noncurrent liabilities (excluding debt)	$29,812	$30,844

       The decrease in noncurrent assets of $2,390 million ($122 million adjusted for currency) was driven by:

•         A decrease of $1,289 million in long-term financing receivables ($719 million adjusted for currency) reflecting seasonal reductions from higher year-end balances, and

•         A decrease of $685 million in goodwill driven by a currency impact of $716 million, and

•         A decrease of $434 million in deferred taxes ($161 million adjusted for currency) partially offset by

•         An increase in retirement plans assets of $530 million ($627 million adjusted for currency) driven by the expected returns on plan assets.

       Long-term debt decreased $779 million from the year-end balance primarily driven by currency impacts of $636 million.

       The decrease in noncurrent liabilities (excluding debt) of $1,032 million (an increase of $537 million adjusted for currency) was driven by:

•        A decrease in retirement and nonpension postretirement liabilities of $1,051 million driven by a currency impact of $1,094 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

Management Discussion – (continued)

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Total company debt	$38,827	$40,804
Total Global Financing segment debt	$26,242	$29,103
Debt to support external clients	22,594	25,531
Debt to support internal clients	3,648	3,572
Non-Global Financing debt	$12,585	$11,701

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 68.

       Non-Global Financing debt of $12,585 million was up $884 million from December 31, 2014, but down $3,142 million from the first quarter of 2014.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 59.6 percent at March 31, 2015 compared to 59.4 percent at December 31, 2014 and 55.3 percent at March 31, 2014. The year to year change was impacted by pension, currency and the Microelectronics divestiture-related charges in the second half of 2014.

       Consolidated debt-to-capitalization ratio at March 31, 2015 was 76.0 percent versus 77.3 percent at December 31, 2014 and 72.4 percent at March 31, 2014.

Equity

       Total equity increased by $276 million from December 31, 2014 as a result of an increase in retained earnings of $1,237 million, an increase in retirement-related pension amounts of $492 million and an increase in common stock of $262 million, partially offset by an increase in treasury stock of $1,259 million primarily due to common stock repurchases and declines of $718 million related to currency translation.

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

  Within the IT industry, there are major shifts occurring—driven by data, cloud and changes in the ways individuals and enterprises are engaging. In February 2015, the company met with investors to discuss how it is transforming the business to where the company sees the long term value in enterprise IT. The company’s strategic direction is clear and compelling, and the company has been successful in shifting to the higher value areas. The strong revenue growth in the strategic imperatives confirms that, as does the overall profitability of the business. The company expects the industry to continue to shift. The company expects revenue from its strategic imperatives to continue to grow at a double-digit rate. These offerings are as high value as other parts of the business, which continue to manage clients’ most critical business processes. As the cloud business gets to scale, and with ongoing productivity improvements across the business, the company expects to have an opportunity to expand margin. In addition, the company expects to continue to allocate its capital efficiently and effectively to investments, and to return value to its shareholders through a combination of dividends and share repurchases. Over the longer term, in considering the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher value business mix, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization in the 90’s percent range. This is a longer term growth trajectory, not an absolute end point or a multi-year objective.

 In the first quarter of 2015, at both the consolidated level and in the segments, the company continues to see signs that its transformation efforts are working. In the quarter, total revenue was flat year to year, adjusted for currency and the impact of

Management Discussion – (continued)

divested businesses. This represented an improvement in trajectory on an adjusted basis, driven by acceleration in the strategic imperatives. There was significant strength in high-end systems, as the company’s new products address the most contemporary workloads in data, cloud and mobile. This strength, together with the overall shift to higher value, drove margin expansion for the company. Also, workforce rebalancing charges decreased significantly year to year contributing to profit growth in the period. The company delivered mid-single digit operating (non-GAAP) net income growth and high-single digit operating (non-GAAP) earnings per share growth in the first quarter compared to the prior year. In addition, the company made several bold moves that build on the momentum started in 2014: the introduction of System z13 mainframe in January; the hybrid cloud announcement in February; a set of initiatives around the Internet of Things in March; and the launch of Watson Health in early April. Overall, a good start to the year.

  Looking forward in 2015, the company expects to continue to deliver strong growth in its strategic imperatives, while the transitions in some of the other businesses continue. The strategic imperatives represent a substantial part of the business, and with respect to the more than 30 percent growth on an adjusted basis in the first quarter, part of that growth was driven by the mainframe and Power Systems – product cycles, as they deliver workloads in data, cloud and mobile. The company’s full year earnings expectations do not require a 30 percent growth rate in revenue from the strategic imperatives. The company expects the growth rate to return to what it has been, 19 to 20 percent, a very strong growth rate, ahead of the market and contributing growth to the total company. The company expects to continue to expand its margin as it continues to shift to higher value, and the company expects to continue a high level of investment – shifting that investment to areas where it sees the best opportunities. The company is deploying its capital thorough organic R&D, capital expenditures and acquisitions. The company is also building partnerships and ecosystems – not only with the large familiar companies, but with hundreds of smaller firms. This leverages the mutual strengths of the partners and the company, and expands the company’s reach – at a high level of return. In addition, the company will continue to return value to shareholders through both share repurchase and dividends.

In the current currency environment, and considering the impact from the completed divestitures, total revenue as reported is not expected to grow in 2015. At April 2015 spot rates, the company expects the negative impact from currency on revenue to be approximately 9 points in the second quarter and approximately 7 points for the full year. The impact of divested businesses is expected to be 4 points in the second quarter and 3 points for the full year 2015. Therefore, the combined negative impact of currency at these spot rates and the divested businesses is expected to be approximately 13 points in the second quarter and 10 points for the full year. Also, as with all companies with a similar global business profile, with the dollar strengthening, the company expects currency will have a significant translation impact on its profit growth. The estimated impact to operating (non-GAAP) earnings growth in the first quarter was $0.15-0.20 per share. The company expects to have less workforce rebalancing charges in 2015 versus 2014, and while it may have some gains, it does not expect to replicate the $1.8 billion of gains recorded in 2014, resulting in a net impact to profit growth. In the second quarter of 2015, the company expects workforce rebalancing charges to be similar to the first quarter, impacting year-to-year profit growth. In the second quarter of 2015, with essentially the same level of workforce rebalancing as the first quarter, the continued transformation of the business and the mainframe cycle, the company expects a typical sequential improvement of approximately $1 billon in operating (non-GAAP) pre-tax income from the first quarter of 2015. Overall, the company expects GAAP earnings per share from continuing operations for 2015 to be in the range of $14.17 to $14.92, and it continues to expect operating (non-GAAP) earnings per share to be in the range of $15.75 to $16.50. At that level of profit, the company continues to expect free cash flow to be flat for the year compared to 2014, with free cash flow generation skewed to the back end of the year. With these dynamics and level of performance, the company expects to exit 2015 as a higher value business.

  Within the company’s earnings per share expectation for 2015, the company is expecting a 2-3 point benefit from share repurchases—less than the benefit in 2014. At the end of March 2015, the company had approximately $5 billion of repurchase authorization remaining. With the flow through from the prior year share reduction, the first quarter repurchase amount and the remaining authorization,  the company expects to achieve the level of share reduction that it has assumed within its earnings expectations for the full year 2015.

  From a segment perspective, in the Systems Hardware business, with the good adoption of the z13 mainframe and Power Systems in the first quarter, and the launch of the remaining POWER8 based systems in the second quarter, the company expects to see continued good growth in this business. The company expects mainframe revenue to be greater in the second quarter compared to the first quarter, but the year-to-year growth will be lower as the mainframe business had a strong second quarter in 2014. For the first half of 2015, the company expects mainframe revenue growth at constant currency to be approximately 50 percent compared to the first half of 2014, which is typical for a mainframe product cycle.

Management Discussion – (continued)

  The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate will be approximately 20 percent in 2015. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2015 pre-tax retirement-related plan cost to be approximately $2.6 billion, an increase of approximately $600 million compared to 2014. This estimate reflects current pension plan assumptions at December 31, 2014. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, a decrease of approximately $100 million versus 2014. Non-operating retirement-related plan cost is expected to be approximately $1.1 billion, an increase of approximately $700 million compared to 2014, driven by increased recognized actuarial losses and the additional Spain pension-related obligation. Cash disbursements for all retirement-related plans are expected to be approximately $2.7 billion in 2015, an increase of approximately $100 million compared to 2014.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At March 31, 2015, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2014. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first three months of 2015. Based on the currency rate movements in the first three months of 2015, total revenue decreased 11.9 percent as reported and decreased 4.2 percent at constant currency versus the first three months of 2014. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $175 million in the first three months of 2015 on an as reported basis, and a decrease of approximately $320 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $60 million in the first three months of 2014 on both an as reported and operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

       The company continues to monitor the economic conditions in Venezuela. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In March 2014, the Venezuelan government published operating rules for SICAD 2 in Exchange Agreement No. 27. SICAD 2 began operating on March 24, 2014. In March 2014, the company adopted the SICAD 1 rate of 10.7 BsF per USD. In the first quarter of 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in Other (income) and expense in the Consolidated Statement of Earnings. In February 2015, the

Management Discussion – (continued)

Venezuelan government created a new foreign exchange platform, the Marginal Currency System, or SIMADI. The company will monitor transactions from this new system going-forward in 2015. At March 31, 2015, the company’s net asset position in Venezuela was $40 million. The company’s operations in Venezuela comprised less than 1 percent of total 2014 and 2013 revenue, respectively.

Liquidity and Capital Resources

      In the company’s 2014 Annual Report, on pages 65 to 68, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2015, those amounts are $3.6 billion for net cash from operating activities, $8.8 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. The company’s five-year global credit facility expires on November 10, 2019.

      The major rating agencies’ ratings on the company’s debt securities at March 31, 2015 appear in the table below. The agency ratings remain unchanged from December 31, 2014. Standard and Poor’s and Moody’s Investors Service reaffirmed their credit ratings on April 21, 2015 and March 30, 2015, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2015, the fair value of those instruments that were in a liability position was $181 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2014 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 59. The following is management’s view of cash flows for the first three months of 2015 and 2014 prepared in a manner consistent with the table and description on pages 66 and 67 of the company’s 2014 Annual Report.

(Dollars in millions)
For the three months ended March 31:	2015	2014
Net cash from operating activities per GAAP	$3,610	$3,326
Less: the change in Global Financing receivables	1,605	1,807
Net cash from operating activities, excluding Global Financing receivables	2,004	1,518
Capital expenditures, net	(923)	(887)
Free cash flow	1,081	631
Acquisitions	(148)	(264)
Divestitures	19	391
Share repurchases	(1,165)	(8,166)
Dividends	(1,088)	(990)
Non-Global Financing debt	361	3,634
Other (includes Global Financing receivables and Global Financing debt)	1,266	3,402
Change in cash, cash equivalents and short-term marketable securities	$327	$(1,361)

        Free cash flow of $1,081 million for the first three months of 2015 increased $450 million year to year. The increase was driven primarily by a reduction in cash tax payments of $1.2 billion compared to the first quarter of 2014. This was partially

Management Discussion – (continued)

offset by changes in working capital associated with the divestiture of the System x business and a higher level of payments for performance-based compensation which was accrued for in 2014. Net capital expenditures increased $36 million year to year, and spending included a shift as the company continues to build out the SoftLayer cloud centers. In the first three months of 2015, the company continued to focus its cash utilization on returning value to shareholders including $1.1 billion in dividends and $1.2 billion in common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2014 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2015. Cash disbursements related to all retirement-related plans is expected to be approximately $2.7 billion in 2015. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

        The company does earn a significant amount of its pre-tax income outside the U.S. The company’s policy is to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The company periodically repatriates a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. While the company currently does not have a need to repatriate funds held by its foreign subsidiaries, if these funds are needed for operations and obligations in the U.S., the company could elect to repatriate these funds which could result in a reassessment of the company’s policy and increased tax expense.

Global Financing

       Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates IBM clients’ acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise, while generating strong returns on equity.

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
External revenue	$461	$512
Internal revenue	586	617
Total revenue	1,048	1,129
Cost	342	321
Gross profit	$706	$808
Gross profit margin	67.4%	71.6%
Pre-tax income	$515	$596
After-tax income*	$345	$404
Return on equity*	35.6%	41.2%

* See page 69 for the details of the after-tax income and the return on equity calculation.

       The decrease in revenue in the first quarter, as compared to the same period in 2014, was due to:

Management Discussion – (continued)

•         A decline in external revenue of 9.9 percent (1.1 percent adjusted for currency), due to decreases in equipment sales revenue (down 24.5 percent to $91 million) and in financing revenue (down 5.5 percent to $369 million); and

•         A decline in internal revenue of 5.0 percent, due to decreases in financing revenue (down 15.4 percent to $93 million) and used equipment sales revenue (down 2.8 percent to $493 million).

       The decrease in external financing revenue in the first quarter of 2015, compared to the same period in 2014, was due to a decrease in the average asset balance. The decrease in internal financing revenue in the first quarter of 2015, compared to the same period in 2014, was due to decreases in asset yields and the average asset balance.

       Global Financing gross profit decreased 12.7 percent in the first quarter of 2015, compared to the same period in 2014, due to decreases in used equipment sales gross profit and financing gross profit. The gross profit margin decreased 4.2 points in the first quarter of 2015, compared to the same period in 2014, due to margin decreases in used equipment sales and financing.

       Global Financing pre-tax income decreased 13.6 percent to $515 million in the first quarter of 2015, compared to the same period in 2014, due to the lower gross profit ($102 million) and an increase in financing receivables provisions ($19 million), partially offset by a decrease in selling, general and administrative expenses ($39 million). The increase in financing receivables provisions was due to higher specific reserve requirements in the current year.

      The decrease in return on equity in the first quarter of 2015, compared to the same period of 2014, was due to the decrease in after-tax income.

Financial Position

Balance Sheet
	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$1,384	$1,538
Net investment in sales-type and direct financing leases	7,674	8,263
Equipment under operating leases:
External clients (1)	737	774
Client loans	12,455	14,290
Total client financing assets	20,865	23,327
Commercial financing receivables	6,026	8,424
Intercompany financing receivables (2) (3)	4,558	4,611
Other receivables	520	368
Other assets	506	577
Total assets	$33,859	$38,845
Intercompany payables (2)	$1,994	$3,631
Debt (4)	26,242	29,103
Other liabilities	1,879	2,094
Total liabilities	30,115	34,828
Total equity	3,744	4,017
Total liabilities and equity	$33,859	$38,845

(1) Includes intercompany markup, priced on an arm’s-length basis, on products purchased from the company's product divisions which is eliminated in IBM's consolidated results.

(2) Entire amount eliminated for purposes of IBM's consolidated results and therefore does not appear on pages 5 and 6.

(3) These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

(4) Global Financing debt is comprised of intercompany loans and external debt. A portion of Global Financing debt is in support of the company's internal business, or related to intercompany markup embedded in the Global Financing assets.

Management Discussion – (continued)

Sources and Uses of Funds

       The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist of IBM systems, software and services, and OEM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans for systems, software and services, with terms up to seven years. Global Financing’s client loans are primarily for software and services and are unsecured. These loans are subjected to credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks in the loan agreements which include covenants to protect against credit deterioration during the life of the obligation.

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

       At March 31, 2015, substantially all financing assets were IT related assets, and approximately 56 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Client financing	$3,004	$3,019
Commercial financing	8,828	10,360
Total	$11,831	$13,380

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in both the first quarter of 2015 and 2014, which resulted in a net decrease in financing assets in these periods. The decrease in originations in 2015 versus 2014 was primarily due to lower volumes in commercial financing. Internal loan financing with Global Services is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers. Intercompany payables declined in 2015 due to lower IBM volumes and shorter settlement terms, which are in line with external suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At March 31,	At December 31,
(Dollars in millions)	2015	2014
Gross financing receivables	$26,393	$31,007
Specific allowance for credit losses	519	484
Unallocated allowance for credit losses	92	96
Total allowance for credit losses	611	580
Net financing receivables	$25,782	$30,427
Allowance for credit losses coverage	2.3%	1.9%

Management Discussion – (continued)

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2015	Used*	(Reductions)	Other**	March 31, 2015
$580	$(1)	$52	$(20)	$611

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.9 percent at December 31, 2014, to 2.3 percent at March 31, 2015, primarily due to an increase in specific reserve requirements. Specific reserves increased 7 percent from $484 million at December 31, 2014, to $519 million at March 31, 2015. Unallocated reserves decreased 4 percent from $96 million at December 31, 2014, to $92 million at March 31, 2015, primarily due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was $52 million for the three months ended March 31, 2015, compared to $33 million for the same period in 2014.  The year-to-year increase in bad debt expense was due to higher specific reserve requirements, primarily in China, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from lease returns, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned off of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 55.9 percent of Global Financing's revenue in the first quarter of 2015, and 55.6 percent in the first quarter of 2014.  The gross profit margins on these sales were 63.6 percent and 67.9 percent in the first quarter of 2015 and 2014, respectively. The decrease in the gross profit margin was driven by margin decreases in internal equipment sales and external equipment sales, partially offset by a shift in mix toward higher margin internal equipment sales.

       The table on page 68 presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2015 and March 31, 2015. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2015 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $101 million and $86 million for the financing transactions originated during the quarters ended March 31, 2015 and 2014, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $50 million and $46 million for the financing transactions originated during the quarters ended March 31, 2015 and 2014, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $5 million for the financing transactions originated during the quarters ended March 31, 2015 and 2014, respectively. The cost of guarantees was $0.8 million and $0.5 million for the quarters ended March 31, 2015 and 2014, respectively.

Management Discussion – (continued)

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	March 31, 2015 Balance
	January 1,	March 31,				2018 and
(Dollars in millions)	2015	2015	2015	2016	2017	Beyond
Sales-type and direct financing
leases	$671	$649	$111	$206	$196	$137
Operating leases	166	151	51	51	37	12
Total unguaranteed residual
value	$837	$800	$162	$257	$233	$149
Related original amount
financed	$15,636	$14,615
Percentage	5.4%	5.5%

Debt

	At March 31,	At December 31,
	2015	2014
Debt-to-equity ratio	7.0x	7.2x

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

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 64 and in “Segment Information” on page 26.

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

(Dollars in millions)	At March 31, 2015		At December 31, 2014
Global Financing Segment		$26,242		$29,103
Debt to support external clients	$22,594		$25,531
Debt to support internal clients	3,648		3,572
Non-Global Financing Segments		12,585		11,701
Debt supporting operations	16,233		15,274
Intercompany activity	(3,648)		(3,572)
Total company debt		$38,827		$40,804

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion – (continued)

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Numerator
Global Financing after-tax income*	$345	$404
Annualized after-tax income (a)	$1,382	$1,614
Denominator
Average Global Financing equity (b)**	$3,881	$3,915
Global Financing return on equity(a)/(b)	35.6%	41.2%

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

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section on page 42 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,452	$91		$121		$9,664
Gross profit margin	48.2%	0.5	pts.	0.6	pts.	49.3%
S,G&A	$5,362	$(79)		$(308)		$4,975
R,D&E	1,298	—		(13)		1,285
Other (income) and expense	(143)	0		—		(143)
Total expense and other (income)	6,451	(79)		(321)		6,051
Pre-tax income from continuing operations	3,001	170		442		3,612
Pre-tax margin from continuing operations	15.3%	0.9	pts.	2.3	pts.	18.4%
Provision for income taxes*	$585	$28		$109		$722
Effective tax rate	19.5%	(0.2)	pts.	0.7	pts.	20.0%
Income from continuing operations	$2,415	$142		$333		$2,890
Income margin from continuing operations	12.3%	0.7	pts.	1.7	pts.	14.8%
Diluted earnings per share:
Continuing operations	$2.44	$0.14		$0.33		$2.91

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,627	$104		$52		$10,783
Gross profit margin	47.8%	0.5	pts.	0.2	pts.	48.5%
S,G&A	$6,272	$(97)		$(87)		$6,087
R,D&E	1,402	—		17		1,419
Other (income) and expense	(127)	0		—		(128)
Total expense and other (income)	7,444	(98)		(70)		7,276
Pre-tax income from continuing operations	3,183	201		123		3,507
Pre-tax margin from continuing operations	14.3%	0.9	pts.	0.6	pts.	15.8%
Provision for income taxes*	$653	$40		$25		$717
Effective tax rate	20.5%	0.0	pts.	0.0	pts.	20.5%
Income from continuing operations	$2,530	$161		$98		$2,790
Income margin from continuing operations	11.4%	0.7	pts.	0.4	pts.	12.5%
Diluted earnings per share:
Continuing operations	$2.43	$0.16		$0.09		$2.68

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 12, “Contingencies,” on pages 37 to 39 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2015.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
January 1, 2015 - January 31, 2015	2,599,900	$156.06	2,599,900	$5,858,351,857

February 1, 2015 - February 28, 2015	2,389,633	$159.67	2,389,633	$5,476,793,844

March 1, 2015 - March 31, 2015	2,749,211	$159.80	2,749,211	$5,037,480,284

Total	7,738,744	$158.50	7,738,744

* On October 29, 2013, the Board of Directors authorized $15.0 billion in funds for use in the company’s common stock repurchase program. On October 28, 2014, the Board of Directors authorized an additional $5.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

10.1	Form of LTPP equity award agreement for performance share units.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: April 28, 2015
	By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller