Form 10-Q
period 2015-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2015-07-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2015

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

        The registrant had 979,529,828 shares of common stock outstanding at June 30, 2015.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2015	2014*	2015	2014*
Revenue:
Services	$12,597	$14,128	$24,963	$28,110
Sales	7,733	9,410	14,489	17,146
Financing	484	509	950	1,027
Total revenue	20,813	24,047	40,403	46,283
Cost:
Services	8,431	9,131	16,709	18,232
Sales	1,726	2,643	3,351	4,872
Financing	266	230	501	508
Total cost	10,423	12,003	20,561	23,612
Gross profit	10,390	12,044	19,842	22,671
Expense and other (income):
Selling, general and administrative	5,179	5,593	10,541	11,865
Research, development and engineering	1,300	1,361	2,598	2,763
Intellectual property and custom
development income	(128)	(191)	(301)	(398)
Other (income) and expense	(301)	(202)	(444)	(330)
Interest expense	115	136	223	240
Total expense and other (income)	6,165	6,696	12,617	14,140
Income from continuing operations before
income taxes	4,224	5,348	7,225	8,531
Provision for income taxes	698	1,096	1,283	1,749
Income from continuing operations	$3,526	$4,251	$5,942	$6,782
Loss from discontinued operations, net of tax	(77)	(115)	(165)	(261)
Net income	$3,449	$4,137	$5,777	$6,521

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$3.58	$4.23	$6.01	$6.62
Discontinued operations	(0.08)	(0.11)	(0.17)	(0.25)
Total	$3.50	$4.12	$5.84	$6.37
Basic:
Continuing operations	$3.59	$4.25	$6.03	$6.67
Discontinued operations	(0.08)	(0.11)	(0.17)	(0.26)
Total	$3.51	$4.14	$5.86	$6.41

Weighted-average number of common
shares outstanding: (millions)
Assuming dilution	986.7	1,005.1	989.5	1,023.5
Basic	982.3	999.6	985.2	1,017.4

Cash dividend per common share	$1.30	$1.10	$2.40	$2.05

* Reclassified to reflect discontinued operations presentation.

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	$3,449	$4,137	$5,777	$6,521
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	102	339	(350)	278
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(15)	1	17	1
Reclassification of (gains)/losses to net income	0	0	0	5
Total net changes related to available-for-sale securities	(15)	1	16	5
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(187)	(16)	432	72
Reclassification of (gains)/losses to net income	(321)	34	(570)	33
Total unrealized gains/(losses) on cash flow hedges	(508)	18	(138)	104
Retirement-related benefit plans:
Prior service costs/(credits)	1	0	6	1
Net (losses)/gains arising during the period	93	15	16	47
Curtailments and settlements	3	8	7	13
Amortization of prior service (credits)/costs	(25)	(29)	(51)	(59)
Amortization of net (gains)/losses	821	639	1,656	1,288
Total retirement-related benefit plans	894	633	1,635	1,290
Other comprehensive income/(loss), before tax	472	991	1,163	1,678
Income tax (expense)/benefit related to items of
other comprehensive income	(62)	(205)	(719)	(445)
Other comprehensive income/(loss)	411	787	444	1,232
Total comprehensive income/(loss)	$3,860	$4,923	$6,221	$7,753

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$8,393	$8,476
Marketable securities	367	0
Notes and accounts receivable - trade (net of allowances of $364
in 2015 and $336 in 2014)	8,632	9,090
Short-term financing receivables (net of allowances of $528 in 2015
and $452 in 2014)	16,888	19,835
Other accounts receivable (net of allowances of $52 in 2015 and
$40 in 2014)	2,390	2,906
Inventories, at lower of average cost or market:
Finished goods	364	430
Work in process and raw materials	1,548	1,674
Total inventories	1,912	2,103
Deferred taxes	2,133	2,044
Prepaid expenses and other current assets	4,470	4,967
Total current assets	45,186	49,422
Property, plant and equipment	38,639	39,034
Less: Accumulated depreciation	27,936	28,263
Property, plant and equipment — net	10,702	10,771
Long-term financing receivables (net of allowances of $122 in 2015
and $126 in 2014)	10,339	11,109
Prepaid pension assets	3,440	2,160
Deferred taxes	4,211	4,808
Goodwill	30,535	30,556
Intangible assets — net	2,938	3,104
Investments and sundry assets	5,377	5,603
Total assets	$112,729	$117,532

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At June 30,	At December 31,
	2015	2014
Liabilities:
Current liabilities:
Taxes	$3,639	$5,084
Short-term debt	5,329	5,731
Accounts payable	5,943	6,864
Compensation and benefits	3,991	4,031
Deferred income	11,332	11,877
Other accrued expenses and liabilities	5,301	6,013
Total current liabilities	35,535	39,600
Long-term debt	33,339	35,073
Retirement and nonpension postretirement benefit obligations	17,298	18,261
Deferred income	3,892	3,691
Other liabilities	8,827	8,892
Total liabilities	98,892	105,518
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	53,059	52,666
Shares authorized: 4,687,500,000
Shares issued: 2015 - 2,219,139,271
2014 - 2,215,209,574
Retained earnings	141,218	137,793
Treasury stock - at cost	(153,162)	(150,715)
Shares: 2015 - 1,239,609,443
2014 - 1,224,685,815
Accumulated other comprehensive income/(loss)	(27,432)	(27,875)
Total IBM stockholders’ equity	13,684	11,868
Noncontrolling interests	153	146
Total equity	13,837	12,014
Total liabilities and equity	$112,729	$117,532

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net income	$5,777	$6,521
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,335	1,628
Amortization of intangibles	594	679
Stock-based compensation	257	266
Net (gain)/loss on asset sales and other	152	(425)
Loss on microelectronics business disposal	37	—
Changes in operating assets and liabilities, net of acquisitions/divestitures	(659)	(1,763)
Net cash provided by operating activities	7,494	6,905

Cash flows from investing activities:
Payments for property, plant and equipment	(1,722)	(1,757)
Proceeds from disposition of property, plant and equipment	182	183
Investment in software	(290)	(222)
Acquisition of businesses, net of cash acquired	(708)	(603)
Divestitures of businesses, net of cash transferred	81	408
Non-operating finance receivables — net	1,338	619
Purchases of marketable securities and other investments	(1,716)	(836)
Proceeds from disposition of marketable securities and other investments	1,464	1,242
Net cash used in investing activities	(1,371)	(965)

Cash flows from financing activities:
Proceeds from new debt	2,765	5,397
Payments to settle debt	(4,463)	(2,808)
Short-term borrowings/(repayments) less than 90 days — net	177	3,991
Common stock repurchases	(2,303)	(11,828)
Common stock transactions — other	221	401
Cash dividends paid	(2,366)	(2,086)
Net cash used in financing activities	(5,970)	(6,933)

Effect of exchange rate changes on cash and cash equivalents	(236)	(8)
Net change in cash and cash equivalents	(83)	(1,000)

Cash and cash equivalents at January 1	8,476	10,716
Cash and cash equivalents at June 30	$8,393	$9,715

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other
comprehensive income/(loss)
Net income		5,777			5,777		5,777
Other comprehensive income/(loss)				444	444		444
Total comprehensive income/(loss)					$6,221		$6,221
Cash dividends paid –
common stock		(2,366)			(2,366)		(2,366)
Common stock issued under
employee plans (3,929,697 shares)	395				395		395
Purchases (931,120 shares) and
sales (475,037 shares) of treasury
stock under employee plans – net		14	(91)		(77)		(77)
Other treasury shares purchased,
not retired (14,467,545 shares)			(2,356)		(2,356)		(2,356)
Changes in other equity	(2)				(2)		(2)
Changes in noncontrolling interests						8	8
Equity - June 30, 2015	$53,059	$141,218	$(153,162)	$(27,432)	$13,684	$153	$13,837

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		6,521			6,521		6,521
Other comprehensive income/(loss)				1,232	1,232		1,232
Total comprehensive income/(loss)					$7,753		$7,753
Cash dividends paid –
common stock		(2,086)			(2,086)		(2,086)
Common stock issued under
employee plans (5,373,067 shares)	530				530		530
Purchases (1,095,148 shares) and
sales (688,444 shares) of treasury
stock under employee plans – net		6	(115)		(109)		(109)
Other treasury shares purchased,
not retired (61,765,138 shares)			(11,544)		(11,544)		(11,544)
Changes in other equity	39				39		39
Changes in noncontrolling interests						(1)	(1)
Equity - June 30, 2014	$52,163	$134,483	$(148,900)	$(20,369)	$17,377	$136	$17,513

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

       On October 20, 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations to GLOBALFOUNDRIES. The assets and liabilities of the Microelectronics business are reported as held for sale at June 30, 2015. The operating results of the Microelectronics business have been reported as discontinued operations. Prior periods have been reclassified to conform to this presentation to allow for a meaningful comparison of continuing operations. Refer to Note 9, “Acquisitions/Divestitures,” for additional information on the transaction. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware and its System z brand to z Systems.

       Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2014 Annual Report.

       Noncontrolling interest amounts in income of $2.4 million and $2.4 million, net of tax, for the three months ended June 30, 2015 and 2014, respectively, and $3.5 million and $1.9 million, net of tax, for the six months ended June 30, 2015 and 2014, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

       Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In May 2015, the Financial Accounting Standards Board (FASB) issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in disclosure only and will not have a material impact in the consolidated financial results.

     In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results. At June 30, 2015, the company had approximately $77 million in debt issuance costs included in investments and sundry assets in the Consolidated Statement of Financial Position.

     In April 2015, the FASB issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is not expected to have a material impact in the consolidated financial results.

     In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to

Notes to Consolidated Financial Statements – (continued)

which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. The company is currently evaluating the impact of the new guidance, the effective date and the method of adoption.

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

Notes to Consolidated Financial Statements – (continued)

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. In the third quarter of 2014, the company recorded an impairment on certain assets that were initially reported as held for sale at September 30, 2014. See note 9, “Acquisitions/Divestitures,” for additional information. There were no material impairments of non-financial assets for the six months ended June 30, 2015 and 2014, respectively.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$3,731	$—	$3,731
Commercial paper	—	200	—	200
Money market funds	1,410	—	—	1,410
U.S. government securities	—	550	—	550
Canadian government securities	—	641	—	641
Other securities	—	12	—	12
Total	1,410	5,133	—	6,543	(6)
Debt securities - current (2)	—	367	—	367	(6)
Debt securities - noncurrent (3)	1	7	—	9
Trading security investments (3)	46	—	—	46
Available-for-sale equity investments (3)	266	—	—	266
Derivative assets (4)
Interest rate contracts	—	567	—	567
Foreign exchange contracts	—	633	—	633
Equity contracts	—	5	—	5
Total	—	1,205	—	1,205	(7)
Total assets	$1,723	$6,712	$—	$8,436	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$186	$—	$186
Equity contracts	—	26	—	26
Interest rate contracts	—	0	—	0
Total liabilities	$—	$212	$—	$212	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2015 were $594 million and $611 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2015 were $186 million and $26 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $152 million.

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

(6) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $97 million.

       There were no transfers between Levels 1 and 2 for the six months ended June 30, 2015. During the year ended December 31, 2014, the company transferred trading security investments valued at $74 million from Level 2 to Level 1 due to the expiration of certain regulatory restrictions.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2015 and December 31, 2014, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $33,339 million and $35,073 million, and the estimated fair value was $35,188 million and $37,524 million at June 30, 2015 and December 31, 2014, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2015:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$6	$3	$—	$9
Available-for-sale equity investments(1)	$273	$12	$19	$266

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$3	$—	$9
Available-for-sale equity investments(1)	$272	$2	$31	$243

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       During the fourth quarter of 2014, the company acquired equity securities in conjunction with the sale of the industry standard server business which are classified as available-for-sale securities. Gross unrealized losses of $14 million and gross unrealized gains of $13 million related to available-for-sale securities for the three and six months ended June 30, 2015, respectively, were recorded in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of June 30, 2015 and December 31, 2014, the company believes that unrealized losses on debt and available-for-sale equity investments were temporary and did not represent a need for an other-than-temporary impairment.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2015	2014
Proceeds	$1	$1
Gross realized gains (before taxes)	0	0
Gross realized losses (before taxes)	0	0

(Dollars in millions)
For the six months ended June 30:	2015	2014
Proceeds	$6	$15
Gross realized gains (before taxes)	1	0
Gross realized losses (before taxes)	0	5

Notes to Consolidated Financial Statements – (continued)

       The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended June 30:	2015	2014
Net unrealized gains/(losses) arising during the period	$(10)	$0
Net unrealized (gains)/losses reclassified to net income*	0	0

*There were no writedowns for the three months ended June 30, 2015 and 2014, respectively.

(Dollars in millions)
For the six months ended June 30:	2015	2014
Net unrealized gains/(losses) arising during the period	$10	$1
Net unrealized (gains)/losses reclassified to net income*	0	3

* There were no writedowns for the six months ended June 30, 2015 and 2014, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2015.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2015 and December 31, 2014 was $18 million and $21 million, respectively, for which no collateral was posted at June 30, 2015 and December 31, 2014. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of June 30, 2015 and December 31, 2014 was $1,205 million and $1,432 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $152 million and $97 million at June 30, 2015 and December 31, 2014, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2015 and December 31, 2014, this exposure was reduced by $219 million and $487 million of cash collateral, respectively, received by the company. At June 30, 2015 and December 31, 2014, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $816 million and $817 million, respectively.  At June 30, 2015 and December 31, 2014, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $60 million and $99 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral

Notes to Consolidated Financial Statements – (continued)

against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2015 or December 31, 2014 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $219 million and $487 million at June 30, 2015 and December 31, 2014, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2015 and December 31, 2014. The company held $17 million and $31 million in non-cash collateral in U.S. Treasury securities at June 30, 2015 and December 31, 2014, respectively.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2015 and December 31, 2014, the total notional amount of the company’s interest rate swaps was $6.4 billion and $5.8 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2015 and December 31, 2014 was approximately 7.8 years and 8.7 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2015 and December 31, 2014.

       At June 30, 2015 and December 31, 2014, net gains of approximately $1 million (before taxes) were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2015 and December 31, 2014, the total notional amount of derivative instruments designated as net investment hedges was $4.4 billion and $2.2 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2015 and December 31, 2014 was approximately 0.2 years for both periods.

Notes to Consolidated Financial Statements – (continued)

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At June 30, 2015 and December 31, 2014, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $7.8 billion and $9.3 billion, respectively.  The weighted-average remaining maturity of these instruments at June 30, 2015 and December 31, 2014 was 0.6 years and 0.7 years, respectively.

       At June 30, 2015 and December 31, 2014, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $463 million and net gains of $602 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $425 million of gains and $572 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately seven years. At June 30, 2015 and December 31, 2014, no amounts were outstanding under this program.

       At June 30, 2015 and December 31, 2014, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $2 million (before taxes) in accumulated other comprehensive income/(loss). Within these amounts, less than $1 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $14.2 billion and $13.1 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the

Notes to Consolidated Financial Statements – (continued)

fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2015 and December 31, 2014.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2015 and December 31, 2014.

       The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion for both periods.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of June 30, 2015 and December 31, 2014, as well as for the three and six months ended June 30, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of June 30, 2015 and December 31, 2014

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	6/30/2015	12/31/2014	Classification	6/30/2015	12/31/2014
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$—	$5	expenses and liabilities	$—	$0
	Investments and sundry
	assets	567	628	Other liabilities	—	—
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	491	632	expenses and liabilities	86	50
	Investments and sundry
	assets	11	17	Other liabilities	19	21

Fair value of derivative				Fair value of derivative
assets		$1,069	$1,281	liabilities	$105	$72

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$97	$90	expenses and liabilities	$74	$101
	Investments and sundry
	assets	34	37	Other liabilities	7	4
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	5	24	expenses and liabilities	26	14
	Investments and sundry
	assets	—	0	Other liabilities	—	5
Fair value of derivative				Fair value of derivative
assets		$136	$151	liabilities	$107	$125

Total debt designated as
hedging instruments:
Short-term debt		N/A	N/A		$—	$0
Long-term debt		N/A	N/A		$6,628	$7,766

Total		$1,205	$1,432		$6,840	$7,963

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended June 30, 2015 and 2014

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:		2015	2014	2015	2014
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$(78)	$71	$102	$(45)
	Interest expense	(65)	62	86	(38)
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(91)	(49)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	(1)	41	N/A	N/A
Equity contracts	SG&A expense	(6)	32	N/A	N/A
	Other (income)
	and expense	2	(2)	N/A	N/A

Total		$(238)	$155	$189	$(83)

(Dollars in millions)	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing
For the three months
ended June 30:	2015	2014		2015	2014	2015	2014
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$0	$1	$—	$—
			Other (income)
Foreign exchange	(187)	(16)	and expense	221	(5)	3	0
contracts			Cost of sales	58	(23)	—	—
			SG&A expense	42	(7)	—	—
Instruments in net
investment hedges(3):
Foreign exchange
contracts	(175)	(51)	Interest expense	—	—	2	(1)

Total	$(362)	$(67)		$321	$(34)	$5	$(1)

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

(4)     For the three month period ended June 30, 2015, fair value hedges resulted in a loss of $5 million in ineffectiveness.  There were no amounts recorded as ineffectiveness on fair value hedges for the three month period ended June 30, 2014.

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the six months ended June 30, 2015 and 2014

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:		2015	2014	2015	2014
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$15	$115	$39	$(65)
	Interest expense	13	99	32	(56)
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	(74)	(81)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	(1)	40	N/A	N/A
Equity contracts	SG&A expense	18	53	N/A	N/A
	Other (income)
	and expense	3	(2)	N/A	N/A

Total		$(26)	$224	$71	$(121)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing
For the six months
ended June 30:	2015	2014		2015	2014	2015	2014
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$0	$0	$—	$—
			Other (income)
Foreign exchange	432	72	and expense	380	24	3	(1)
contracts			Cost of sales	108	(49)	—	—
			SG&A expense	82	(8)	—	—
Instruments in net
investment hedges(3):
Foreign exchange
contracts	519	(76)	Interest expense	—	—	3	(1)

Total	$951	$(4)		$570	$(33)	$6	$(2)

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

(4)     For the six month period ended June 30, 2015, fair value hedges resulted in a loss of $3 million in ineffectiveness.  There were no amounts recorded as ineffectiveness on fair value hedges for the six month period ended June 30, 2014.

      For the three and six months ending June 30, 2015 and 2014, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements – (continued)

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Current:
Net investment in sales-type and direct financing leases	$3,436	$3,781
Commercial financing receivables	6,546	8,423
Client loan and installment payment receivables (loans)	6,906	7,631
Total	$16,888	$19,835
Noncurrent:
Net investment in sales-type and direct financing leases	$4,398	$4,449
Client loan and installment payment receivables (loans)	5,941	6,660
Total	$10,339	$11,109

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $674 million and $671 million at June 30, 2015 and December 31, 2014, respectively, and is reflected net of unearned income of $517 million and $517 million, and net of the allowance for credit losses of $210 million and $165 million at those dates, respectively.

       Commercial financing receivables, net of the allowance for credit losses of $16 million and $17 million at June 30, 2015 and December 31, 2014, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan receivables and installment payment receivables (loans), net of the allowance for credit losses of $423 million and $396 million at June 30, 2015 and December 31, 2014, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

       Client loan and installment payment receivables (loans) financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $524 million and $642 million at June 30, 2015 and December 31, 2014, respectively.

       The company did not have any financing receivables held for sale as of June 30, 2015 and December 31, 2014.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at June 30, 2015 and December 31, 2014. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At June 30, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,555	$1,733	$7,288
Loan receivables	9,370	3,900	13,270
Ending balance	$14,925	$5,633	$20,558
Collectively evaluated for impairment	$14,844	$5,108	$19,952
Individually evaluated for impairment	$81	$525	$607
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(2)	(5)	(7)
Provision	6	88	94
Other	(5)	(10)	(15)
Ending balance at June 30, 2015	$110	$524	$633
Lease receivables	$31	$180	$210
Loan receivables	$79	$344	$423

Collectively evaluated for impairment	$41	$35	$76
Individually evaluated for impairment	$69	$489	$558

(Dollars in millions)	Major	Growth
At December 31, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,702	$1,943	$7,645
Loan receivables	10,049	4,639	14,687
Ending balance	$15,751	$6,581	$22,332
Collectively evaluated for impairment	$15,665	$6,156	$21,821
Individually evaluated for impairment	$86	$425	$511
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(18)	(6)	(24)
Provision	3	240	243
Other	(12)	(11)	(23)
Ending balance at December 31, 2014	$111	$450	$561
Lease receivables	$32	$133	$165
Loan receivables	$79	$317	$396

Collectively evaluated for impairment	$42	$39	$81
Individually evaluated for impairment	$69	$411	$480

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

Financing Receivables on Non-Accrual Status

        The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Major markets	$12	$13
Growth markets	82	40
Total lease receivables	$94	$53

Major markets	$23	$27
Growth markets	128	151
Total loan receivables	$151	$178

Total receivables	$245	$231

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At June 30, 2015		At December 31, 2014
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$53	$50	$54	$47
Growth markets	351	340	299	293
Total	$404	$390	$353	$340

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$51	$—	$—
Growth markets	341	0	—
Total	$392	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$71	$0	$—
Growth markets	169	0	—
Total	$240	$0	$—

Notes to Consolidated Financial Statements – (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$—	$—
Growth markets	327	0	—
Total	$379	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$74	$0	$—
Growth markets	153	0	—
Total	$227	$0	$—

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

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2015 and December 31, 2014. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2015:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$608	$47	$1,025	$106
A1 – A3	1,277	178	2,154	400
Baa1 – Baa3	1,523	738	2,568	1,661
Ba1 – Ba2	1,212	257	2,043	577
Ba3 – B1	473	264	799	595
B2 – B3	420	172	709	388
Caa – D	42	77	72	173
Total	$5,555	$1,733	$9,370	$3,900

       At June 30, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (39 percent), Government (14 percent), Manufacturing (13 percent), Services (9 percent), Retail (8 percent), Communications (7 percent), Healthcare (5 percent) and Other (5 percent).

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

       At December 31, 2014, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (40 percent), Manufacturing (14 percent), Government (13 percent), Services (9 percent), Retail (8 percent), Communications (6 percent), Healthcare (5 percent) and Other (5 percent).

Past Due Financing Receivables

       The company views financing receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At June 30, 2015:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$5,549	$5,555	$6
Growth markets	35	1,697	1,733	16
Total lease receivables	$42	$7,247	$7,288	$22

Major markets	$9	$9,361	$9,370	$8
Growth markets	26	3,874	3,900	9
Total loan receivables	$35	$13,235	$13,270	$18

Total	$76	$20,482	$20,558	$40

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$5,696	$5,702	$6
Growth markets	32	1,911	1,943	14
Total lease receivables	$38	$7,607	$7,645	$20

Major markets	$9	$10,040	$10,049	$9
Growth markets	35	4,603	4,639	18
Total loan receivables	$44	$14,643	$14,687	$27

Total	$82	$22,250	$22,332	$47

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the six months ended June 30, 2015 and for the year ended December 31, 2014.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Cost	$27	$28	$54	$59
Selling, general and administrative	92	100	178	188
Research, development and engineering	12	14	26	28
Other (income) and expense*	0	—	(1)	(9)
Pre-tax stock-based compensation cost	131	142	257	266
Income tax benefits	(45)	(48)	(87)	(89)
Total net stock-based compensation cost	$86	$94	$171	$176

* Reflects the one-time effects related to the divestiture of the customer care business and industry standard server businesses in 2014 and 2015, respectively.

        Pre-tax stock-based compensation cost for the three months ended June 30, 2015 decreased $11 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units ($7 million) and decreases in the company’s assumption of stock-based awards previously issued by acquired entities ($5 million), offset by an increase related to restricted stock units ($1 million). Pre-tax stock-based compensation cost for the six months ended June 30, 2015 decreased $8 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units ($6 million) and decreases related to the company’s assumption of stock-based awards previously issued by acquired entities ($7 million), offset by an increase related to restricted stock units ($5 million).

       The amount of stock-based compensation cost included in the loss from discontinued operations, net of tax, was immaterial in all periods.

       As of June 30, 2015, the total unrecognized compensation cost of $1,111 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

       There was no significant capitalized stock-based compensation cost at June 30, 2015 and 2014.

6. Segments:   The tables on pages 28 and 29 reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on pre-tax income from continuing operations. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments.

       In January 2015, the company’s business process outsourcing business, Global Process Services, which was previously managed within Global Technology Services, was integrated into Global Business Services, creating an end-to-end business transformation capability for clients and to better leverage the company’s industry knowledge. The following tables reflect this reclassification for the prior-year periods.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems	Global	Total
(Dollars in millions)	Services	Services	Software	Hardware	Financing	Segments
For the three months
ended June 30, 2015:
External revenue	$8,068	$4,345	$5,830	$2,058	$478	$20,778
Internal revenue	204	130	770	107	704	1,915
Total revenue	$8,272	$4,475	$6,600	$2,165	$1,182	$22,693
Pre-tax income from
continuing operations	$1,248	$656	$2,272	$255	$613	$5,044
Revenue year-to-year change	(10.6)%	(11.9)%	(10.1)%	(32.4)%	(0.6)%	(13.0)%
Pre-tax income year-to-year
change	(25.2)%	(35.3)%	(15.3)%	26.2%	3.5%	(18.1)%
Pre-tax income margin	15.1%	14.7%	34.4%	11.8%	51.9%	22.2%

For the three months
ended June 30, 2014*:
External revenue	$9,010	$4,938	$6,488	$3,014	$504	$23,955
Internal revenue	247	140	857	190	685	2,119
Total revenue	$9,257	$5,078	$7,345	$3,204	$1,189	$26,074
Pre-tax income from
continuing operations	$1,669	$1,013	$2,683	$202	$593	$6,160

Pre-tax income margin	18.0%	20.0%	36.5%	6.3%	49.8%	23.6%

* Reclassified to conform with 2015 presentation and to reflect discontinued operations presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2015	2014*
Revenue:
Total reportable segments	$22,693	$26,074
Eliminations of internal transactions	(1,915)	(2,119)
Other revenue adjustments	35	93
Total consolidated revenue	$20,813	$24,047

Pre-tax income from continuing operations:
Total reportable segments	$5,044	$6,160
Amortization of acquired intangible assets	(160)	(200)
Acquisition-related charges	(7)	(4)
Non-operating retirement-related (costs)/income	(186)	(52)
Eliminations of internal transactions	(508)	(507)
Unallocated corporate amounts	42	(50)
Total pre-tax income from continuing operations	$4,224	$5,348

* Reclassified to reflect discontinued operations presentation.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems	Global	Total
(Dollars in millions)	Services	Services	Software	Hardware	Financing	Segments
For the six months
ended June 30, 2015:
External revenue	$15,953	$8,663	$11,028	$3,717	$939	$40,301
Internal revenue	399	261	1,734	199	1,290	3,883
Total revenue	$16,353	$8,923	$12,762	$3,916	$2,229	$44,184
Pre-tax income from
continuing operations	$2,242	$1,253	$4,208	$279	$1,128	$9,110
Revenue year-to-year change	(10.9)%	(12.4)%	(8.4)%	(29.0)%	(3.8)%	(12.2)%
Pre-tax income year-to-year
change	(22.3)%	(29.3)%	(8.5)%	nm	(5.1)%	(10.6)%
Pre-tax income margin	13.7%	14.0%	33.0%	7.1%	50.6%	20.6%

nm - not meaningful

For the six months
ended June 30, 2014*:
External revenue	$17,859	$9,902	$12,149	$5,157	$1,016	$46,083
Internal revenue	488	281	1,789	358	1,303	4,218
Total revenue	$18,346	$10,183	$13,939	$5,515	$2,318	$50,301
Pre-tax income/(loss) from
continuing operations	$2,885	$1,772	$4,601	$(255)	$1,188	$10,191

Pre-tax income margin	15.7%	17.4%	33.0%	(4.6)%	51.3%	20.3%

* Reclassified to conform with 2015 presentation and to reflect discontinued operations presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2015	2014*
Revenue:
Total reportable segments	$44,184	$50,301
Eliminations of internal transactions	(3,883)	(4,218)
Other revenue adjustments	102	200
Total consolidated revenue	$40,403	$46,283

Pre-tax income from continuing operations:
Total reportable segments	$9,110	$10,191
Amortization of acquired intangible assets	(330)	(395)
Acquisition-related charges	(8)	(10)
Non-operating retirement-related (costs)/income	(627)	(175)
Eliminations of internal transactions	(915)	(1,031)
Unallocated corporate amounts	(5)	(50)
Total pre-tax income from continuing operations	$7,225	$8,531

* Reclassified to reflect discontinued operations presentation.

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$102	$67	$169
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(15)	$6	$(10)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(15)	$6	$(10)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(187)	$60	$(127)
Reclassification of (gains)/losses to:
Cost of sales	(58)	17	(41)
SG&A expense	(42)	12	(30)
Other (income) and expense	(221)	85	(136)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(508)	$175	$(333)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$1	$0	$1
Net (losses)/gains arising during the period	93	(31)	62
Curtailments and settlements	3	(1)	2
Amortization of prior service (credits)/costs	(25)	9	(16)
Amortization of net (gains)/losses	821	(285)	536
Total retirement-related benefit plans	$894	$(310)	$585
Other comprehensive income/(loss)	$472	$(62)	$411

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2014:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$339	$19	$358
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$0
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(16)	$2	$(14)
Reclassification of (gains)/losses to:
Cost of sales	23	(7)	16
SG&A expense	7	(1)	5
Other (income) and expense	5	(2)	3
Interest expense	(1)	0	(1)
Total unrealized gains/(losses) on cash flow hedges	$18	$(8)	$10
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	15	(5)	10
Curtailments and settlements	8	(3)	6
Amortization of prior service (credits)/costs	(29)	10	(19)
Amortization of net (gains)/losses	639	(218)	422
Total retirement-related benefit plans	$633	$(216)	$418
Other comprehensive income/(loss)	$991	$(205)	$787

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(350)	$(199)	$(549)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$17	$(6)	$10
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$16	$(6)	$10
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$432	$(158)	$274
Reclassification of (gains)/losses to:
Cost of sales	(108)	32	(76)
SG&A expense	(82)	24	(58)
Other (income) and expense	(380)	146	(234)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(138)	$44	$(94)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$6	$(2)	$4
Net (losses)/gains arising during the period	16	(5)	10
Curtailments and settlements	7	(2)	5
Amortization of prior service (credits)/costs	(51)	17	(33)
Amortization of net (gains)/losses	1,656	(565)	1,091
Total retirement-related benefit plans	$1,635	$(558)	$1,077
Other comprehensive income/(loss)	$1,163	$(719)	$444

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

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before
reclassifications	274	(549)	19	10	(246)
Amount reclassified from accumulated
other comprehensive income	(368)	0	1,058	0	690
Total change for the period	(94)	(549)	1,077	10	444
June 30, 2015	$298	$(2,292)	$(25,433)	$(5)	$(27,432)

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	41	307	31	1	379
Amount reclassified from accumulated
other comprehensive income	24	0	825	3	853
Total change for the period	64	307	857	3	1,232
June 30, 2014	$(101)	$639	$(20,910)	$3	$(20,369)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$493	$398	23.8%
Nonpension postretirement plans – cost	67	70	(3.5)
Total	$560	$468	19.7%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$1,242	$872	42.4%
Nonpension postretirement plans – cost	139	137	1.3
Total	$1,380	$1,009	36.8%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2015	2014	2015	2014
Service cost	$—	$—	$116	$118
Interest cost	507	551	270	394
Expected return on plan assets	(988)	(1,024)	(482)	(578)
Amortization of prior service costs/(credits)	2	2	(24)	(28)
Recognized actuarial losses	412	259	393	361
Curtailments and settlements	—	—	3	8
Multi-employer plans/other costs	—	—	8	16
Total net periodic pension (income)/cost of defined
benefit plans	(67)	(211)	283	290
Cost of defined contribution plans	166	183	111	136
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$99	$(28)	$394	$426

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2015	2014	2015	2014
Service cost	$—	$—	$224	$233
Interest cost	1,014	1,106	541	785
Expected return on plan assets	(1,977)	(2,048)	(965)	(1,150)
Amortization of prior service costs/(credits)	5	5	(49)	(57)
Recognized actuarial losses	827	528	794	721
Curtailments and settlements	—	—	7	13
Multi-employer plan/other costs	—	—	256	95
Total net periodic pension (income)/cost of defined
benefit plans	(131)	(409)	808	638
Cost of defined contribution plans	339	375	226	269
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$208	$(35)	$1,034	$907

       In March 2014, the Supreme Court of Spain issued a ruling in litigation involving IBM Spain’s defined benefit (DB) and defined contribution (DC) plans. As a result of this ruling, the company recorded a pre-tax retirement-related obligation of $148 million in 2014 ($55 million in the first quarter and $93 million in the second half) in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. The Constitutional Court denied IBM Spain’s requested leave to appeal the decision. In March 2015, the National Audience Court issued a ruling that, in part, required IBM to stop making DC contributions and also ruled that the company should promptly reinstate the DB plan. As a result of this ruling, in the first quarter of 2015, the company recorded an additional pre-tax retirement-related obligation of $230 million in SG&A in the Consolidated Statement of Earnings. This obligation is reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the six months ended June 30, 2015 table above. IBM Spain appealed that ruling and in May 2015, the National Audience Court dismissed the appeal. See note 12, "Contingencies" for additional information.

       In 2015, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in the UK, Japan, the Netherlands and Spain. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first six months of 2015 were $186 million.

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company's nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2015	2014	2015	2014
Service cost	$6	$6	$2	$2
Interest cost	40	48	13	16
Expected return on plan assets	0	0	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	9	0	2	3
Curtailments and settlements	0	0	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$53	$53	$14	$17

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2015	2014	2015	2014
Service cost	$12	$13	$4	$4
Interest cost	82	94	27	32
Expected return on plan assets	0	0	(4)	(5)
Amortization of prior service costs/(credits)	(4)	(4)	(3)	(3)
Recognized actuarial losses	20	0	5	5
Curtailments and settlements	0	0	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$109	$103	$29	$34

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2015, the company completed five acquisitions at an aggregate cost of $660 million.

The Software segment completed acquisitions of four privately held businesses: in the first quarter, AlchemyAPI, Inc. (AlchemyAPI) and Blekko, Inc. (Blekko); and in the second quarter, Explorys, Inc. (Explorys) and Phytel, Inc. (Phytel). Global Technology Services (GTS) completed one acquisition: in the second quarter, Blue Box Group, Inc. (Blue Box), a privately held company.

       Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. AlchemyAPI is a leading provider of scalable cognitive computing application program interface services and computing applications. Blekko technology provides advanced Web-crawling, categorization and intelligent filtering. Explorys provides secure cloud-based solutions for clinical integration, at-risk population management, cost of care measurement and pay-for-performance. Phytel is a leading provider of SaaS-based population health management offerings that help providers identify patients at risk for care gaps and to engage the patient to begin appropriate preventative care. Blue Box provides hosted, managed, OpenStack-based production-grade private clouds for the enterprise and service provider markets. Purchase price consideration for these acquisitions as reflected in the following table, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalent.

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2015.

Notes to Consolidated Financial Statements – (continued)

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$17
Fixed assets/noncurrent assets		54
Intangible assets:
Goodwill	N/A	527
Completed technology	5-7	74
Client relationships	7	41
Patents/trademarks	3-5	12
Total assets acquired		725
Current liabilities		(14)
Noncurrent liabilities		(51)
Total liabilities assumed		(65)
Total purchase price		$660

N/A - not applicable

        The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity was recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 6.5 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $465 million was assigned to the Software segment and goodwill of $62 million was assigned to the Global Technology Services segment. It is expected that 1 percent of the goodwill will be deductible for tax purposes.

       On July 23, 2015, the company announced the acquisition of Compose, Inc., a privately held company that provides auto-scaling, production-ready databases that help developers deploy data services quickly and easily. At the date of issuance of the financial statements, the initial purchase accounting was not complete for this acquisition.

Divestitures:

        Microelectronics – On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES would acquire the company’s Microelectronics business, including existing semiconductor manufacturing assets and operations in East Fishkill, NY and Essex Junction, VT. The commercial OEM business to be acquired by GLOBALFOUNDRIES includes custom logic and specialty foundry, manufacturing and related operations. The transaction closed on July 1, 2015.

       The transaction includes a 10-year exclusive manufacturing sourcing agreement in which GLOBALFOUNDRIES will provide server processor semiconductor technology for use in IBM Systems. The agreement provides the company with capacity and market-based pricing for current semiconductor nodes in production and progression to nodes in the future for both development and production needs. As part of the transaction, the company will provide GLOBALFOUNDRIES with certain transition services, including IT, supply chain, packaging and test services and lab services. The initial term for these transition services is one to three years, with GLOBALFOUNDRIES having the ability to renew.

       In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems Hardware reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. The asset impairment was reflected in property, plant and equipment, net and the other costs of disposal were reflected in other accrued expenses and liabilities and other liabilities in the Consolidated Statement of Financial Position at June 30, 2015. Additional pre-tax charges of $51 million were recorded in the first half of 2015 related to the disposal. The cumulative pre-tax charge was $4.8 billion as of June 30, 2015. Additional charges may be recorded in future periods.

       All assets and liabilities of the business are reported as held for sale at June 30, 2015. The cash consideration is expected to be transferred over three years. On the closing date, the company transferred $472 million of net cash to

Notes to Consolidated Financial Statements – (continued)

GLOBALFOUNDRIES. This amount included $750 million of cash consideration, adjusted by the amount of working capital due from GLOBALFOUNDRIES and other miscellaneous items.

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

Summarized financial information for discontinued operations is shown in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Total revenue	$381	$317	$720	$565
Loss from discontinued operations, before tax	$(74)	$(177)	$(179)	$(379)
Loss on disposal, before tax	(37)	—	(51)	—
Total loss from discontinued operations,
before income taxes	$(111)	$(177)	$(230)	$(379)
Provision/(benefit) for income taxes	(34)	(62)	(65)	(119)
Loss from discontinued operations, net of tax	$(77)	$(115)	$(165)	$(261)

			At June 30,	At December 31,
(Dollars in millions)			2015	2014
Assets:
Accounts receivable			$207	$245
Inventory			348	380
Property, plant & equipment – net			—	—
Other assets			106	92
Total assets			$661	$717
Liabilities:
Accounts payable			$207	$177
Deferred income			74	87
Other liabilities			196	163
Total liabilities			$478	$427

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

IBM and Lenovo entered into a strategic relationship which included a global OEM and reseller agreement for sales of IBM’s industry-leading entry and midrange Storwize disk storage systems, tape storage systems, General Parallel File System software, SmartCloud Entry offering, and elements of IBM’s system software, including Systems Director and Platform Computing solutions. Effective with the initial closing of the transaction, Lenovo assumed related customer service and maintenance operations. IBM will continue to provide maintenance delivery on Lenovo’s behalf for an extended period of time. In addition, as part of the transaction agreement, the company will provide Lenovo with certain transition services, including IT and supply chain services. The initial term for these transition services ranges from less than one year to three years. Lenovo can renew certain services for an additional year.

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015 resulting in a

Notes to Consolidated Financial Statements – (continued)

pre-tax gain of $16 million in the first quarter of 2015. In the second quarter of 2015, an additional pre-tax gain of $36 million was recorded attributed to certain adjustments resolved during the quarter.

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

Customer Care – On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX would acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX common stock, which represented less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, became an IBM strategic business partner for global customer care business process outsourcing services.

The initial closing was completed on January 31, 2014, with subsequent closings occurring in 2014. In the fourth quarter of 2014, the company continued to work toward resolution of the required final balance sheet adjustments. A pre-tax charge in the amount of $10 million was recorded to reflect the expected resolution. For the full year of 2014, the company recorded a pre-tax gain of $202 million related to this transaction.

        In  the second quarter of 2015, resolution of the final balance sheet adjustments was concluded.  As a result, the company made a payment of $43 million to SYNNEX. Additionally, SYNNEX remitted to the company $40 million to settle the remaining consideration due related to this transaction.  Through June 30, 2015, the cumulative pre-tax gain attributed to this transaction is $208 million.

Retail Store Solutions – On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

In  second quarter of 2015, the company completed the final phase of the transfer of the maintenance workforce to Toshiba. The parts and inventory transfer to Toshiba will commence in the third quarter of 2015 and is expected to be completed by the fourth quarter of 2015. The workforce transfer and an assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $1 million in the second quarter of 2015.

        Overall, the company has recognized a cumulative total pre-tax gain on the sale of approximately $511 million.

  Others ‒ In the second quarter of 2015, the company completed the divestiture of its Travel & Transportation kiosk business to Embross North America Ltd., and the divestiture of its Telecom Expense Management product to Tangoe, Inc.

       In the first quarter of 2015, the company completed the divestiture of the Algorithmics Collateral Management suite of products to SmartStream, Inc. and the divestiture of the Commerce ILOG Supply Chain Optimization Tools suite of products to Llamasoft, Inc.

The financial terms of each transaction were not material.

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,367	$(622)	$745
Client relationships	2,234	(1,387)	847
Completed technology	2,667	(1,487)	1,180
Patents/trademarks	330	(183)	146
Other*	28	(8)	20
Total	$6,626	$(3,687)	$2,938

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,375	$(679)	$696
Client relationships	2,208	(1,271)	937
Completed technology	2,831	(1,533)	1,298
Patents/trademarks	374	(214)	161
Other*	18	(6)	12
Total	$6,806	$(3,702)	$3,104

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets decreased $165 million during the first six months of 2015, primarily due to amortization, partially offset by intangible asset additions resulting from capitalized software and acquisitions. The aggregate intangible amortization expense was $296 million and $594 million for the second quarter and first six months of 2015, respectively, versus $340 million and $679 million for the second quarter and first six months of 2014, respectively. In addition, in the first six months of 2015, the company retired $608 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2015:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2015 (for Q3-Q4)	$238	$345	$582
2016	325	627	952
2017	159	515	674
2018	23	352	375
2019	—	229	229

     The change in the goodwill balances by reportable segment, for the six months ended June 30, 2015 and for the year ended December 31, 2014 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/15	Additions	Adjustments	Divestitures	Adjustments**	6/30/15
Global Business Services	$4,555	$—	$0	$(1)	$(122)	$4,432
Global Technology Services	3,530	62	0	—	(57)	3,535
Software	21,000	465	(1)	(8)	(343)	21,112
Systems Hardware	1,472	—	—	—	(15)	1,457
Total	$30,556	$527	$(1)	$(9)	$(537)	$30,535

** Primarily driven by foreign currency translation.

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
** Primarily driven by foreign currency translation.

       Purchase price adjustments recorded in the first six months of 2015 and full year 2014 were related to acquisitions that were completed on or prior to December 31, 2014 or December 31, 2013, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first six months of 2015 or the full year of 2014 and the company has no accumulated impairment losses.

11. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Commercial paper	$700	$650
Short-term loans	703	480
Long-term debt – current maturities	3,926	4,601
Total	$5,329	$5,731

       The weighted-average interest rate for commercial paper at June 30, 2015 and December 31, 2014 was 0.1 percent for both periods. The weighted-average interest rate for short-term loans was 5.9 percent and 4.0 percent at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2015	12/31/2014
U.S. dollar notes and debentures (average interest rate at June 30, 2015):
1.28%	2015–2016	$5,927	$9,254
3.91%	2017–2018	8,712	6,835
2.21%	2019–2021	6,582	6,555
1.88%	2022	1,000	1,000
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
7.13%	2096	316	316
		$29,981	$31,404
Other currencies (average interest rate at June 30, 2015, in parentheses):		\
Euros (1.9%)	2015–2025	$5,019	$5,463
Pound sterling (2.8%)	2017–2020	1,188	1,176
Japanese yen (0.5%)	2017-2019	718	733
Swiss francs (6.3%)	2020	11	162
Canadian (2.2%)	2017	401	432
Other (4.4%)	2015–2018	75	367
		$37,393	$39,737
Less: net unamortized discount		845	853
Add: fair value adjustment*		717	792
		$37,265	$39,675
Less: current maturities		3,926	4,601
Total		$33,339	$35,073

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

        Pre-swap annual contractual maturities of long-term debt outstanding at June 30, 2015, are as follows:

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Total
2015 (for Q3-Q4)	$773
2016	5,222
2017	5,212
2018	4,642
2019	3,999
2020 and beyond	17,545
Total	$37,393

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2015	2014
Cost of financing	$276	$279
Interest expense	225	239
Net investment derivative activity	(3)	1
Interest capitalized	(3)	3
Total interest paid and accrued	$496	$522

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

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2015 were not material to the Consolidated Financial Statements.

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

       With respect to certain of the claims, suits, investigations and proceedings discussed herein, the company believes at this time that the likelihood of any material loss is remote, given, for example, the procedural status, court rulings, and/or the strength of the company’s defenses in those matters. With respect to the remaining claims, suits, investigations and proceedings discussed in this Note, except as specifically discussed herein, the company is unable to provide estimates of reasonably possible losses or range of losses, including losses in excess of amounts accrued, if any, for the following reasons. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of these matters. It is the company’s experience that damage amounts claimed in litigation against it are unreliable and unrelated to possible outcomes, and as such are not meaningful indicators of the company’s potential liability. Further, the company is unable to provide such an estimate due to a number of other factors with respect to these claims, suits, investigations and proceedings, including considerations of the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses (individually or in the aggregate), to reflect the impact

Notes to Consolidated Financial Statements – (continued)

and status of settlement discussions, discovery, procedural and substantive rulings, reviews by counsel and other information pertinent to a particular matter.

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

       IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. In April 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014, and in February 2015 the High Court held that for IBM to make changes to accruals under the plan would require a new consultation of the participants, but other changes (including to early retirement policy) would not require such consultation. IBM UK has appealed both the breach and remedies judgments and a decision is not expected until at least 2016. If the appeal is unsuccessful, the Court’s rulings would require IBM to reverse the changes made to the UK defined benefit plans retroactive to their effective dates. This could result in an estimated non-operating one-time pre-tax charge of approximately $250 million, plus ongoing defined benefit related accruals.  In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

Notes to Consolidated Financial Statements – (continued)

       On March 24, 2014, in a suit brought by local Works Councils, the Supreme Court of Spain held that IBM Spain’s Defined Contribution (DC) Plan implemented in 1993 based on the voluntary participation of its employees was null and void. The Supreme Court also held that current employees could reinstate their rights to a Defined Benefit (DB) Plan, although with an offset for DC contributions paid to date. The Court held that IBM Spain did not consult with the Works Councils in seeking to change the pension scheme, and recommended that IBM Spain and the Works Councils engage in discussions over how to carry out the offset. The Constitutional Court denied IBM Spain’s requested leave to appeal the decision. In March 2015, the National Audience Court ruled that the Works Council was not entitled to dictate the means by which IBM should carry out the offset of DC contributions, but also ruled that the Supreme Court's judgment could be executed without the need for individual lawsuits by employees, rejecting the position that the judgment was declaratory only. The National Audience Court also ruled that IBM should stop making DC contributions, and that the company should promptly reinstate the DB Plan. IBM Spain appealed that ruling and in May 2015, the National Audience Court dismissed the appeal.  IBM continues to reexamine its business model as it reinstitutes an outdated pension plan that employees elected to forego 20 years ago, which benefits a limited subset of the overall population of employees in Spain. The Works Councils continue to challenge IBM’s implementation approach.

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

In March 2015, putative class action litigation was commenced in the United States District Court for the Southern District of New York related to the company's October 2014 announcement that it was divesting its global commercial semiconductor technology business. The company and three of its officers are named as defendants. Plaintiffs allege that defendants violated Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In May 2015, a related putative class action was also commenced in the United States District Court for the Southern District of New York based on the same underlying facts, alleging violations of the Employee Retirement Income Security Act. The company, management’s Retirement Plans Committee, and three current or former IBM executives are named as defendants.

       The company is a defendant in numerous actions filed after January 1, 2008 in the Supreme Court for the State of New York, county of Broome, on behalf of hundreds of plaintiffs. The complaints allege numerous and different causes of action, including for negligence and recklessness, private nuisance and trespass. Plaintiffs in these cases seek medical monitoring and claim damages in unspecified amounts for a variety of personal injuries and property damages allegedly arising out of the presence of groundwater contamination and vapor intrusion of groundwater contaminants into certain structures in which plaintiffs reside or resided, or conducted business, allegedly resulting from the release of chemicals into the environment by the company at its former manufacturing and development facility in Endicott. These complaints also seek punitive damages in an unspecified amount. The company has reached an agreement in principle to settle substantially all of these cases.

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $560 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,706 million and $5,365 million at June 30, 2015 and December 31, 2014, respectively. A portion of these amounts was available to the

Notes to Consolidated Financial Statements – (continued)

company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,773 million and $1,816 million at June 30, 2015 and December 31, 2014, respectively.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $37 million and $46 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2015	2014
Balance at January 1	$197	$376
Current period accruals	82	122
Accrual adjustments to reflect actual experience	9	8
Charges incurred	(100)	(172)
Balance at June 30	$188	$334

Extended Warranty Liability

(Dollars in millions)	2015	2014
Aggregate deferred revenue at January 1	$536	$579
Revenue deferred for new extended warranty contracts	122	132
Amortization of deferred revenue	(126)	(145)
Other*	(20)	(8)
Aggregate deferred revenue at June 30	$512	$558
Current portion	$245	$266
Noncurrent portion	267	292
Aggregate deferred revenue at June 30	$512	$558

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On July 28, 2015, the company announced that the Board of Directors approved a quarterly dividend of $1.30 per common share. The dividend is payable September 10, 2015 to shareholders of record on August 10, 2015.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Snapshot

Financial Results Summary:

			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the three months ended June 30:	2015	2014	Change
Revenue	$20,813	$24,047	(13.5)	%*
Gross profit margin	49.9%	50.1%	(0.2)	pts.
Total expense and other (income)	$6,165	$6,696	(7.9)%
Total expense and other (income)-to-revenue ratio	29.6%	27.8%	1.8	pts.
Income from continuing operations, before income taxes	$4,224	$5,348	(21.0)%
Provision for income taxes from continuing operations	$698	$1,096	(36.3)%
Income from continuing operations	$3,526	$4,251	(17.1)%
Income from continuing operations margin	16.9%	17.7%	(0.7)	pts.
Loss from discontinued operations, net of tax	$(77)	$(115)	(32.5)%
Net income	$3,449	$4,137	(16.6)%
Earnings per share from continuing operations:
Assuming dilution	$3.58	$4.23	(15.4)%
Basic	$3.59	$4.25	(15.5)%
Consolidated earnings per share - assuming dilution	$3.50	$4.12	(15.0)%
Weighted-average shares outstanding:
Assuming dilution	986.7	1,005.1	(1.8)%
Basic	982.3	999.6	(1.7)%

* (4.8) percent adjusted for currency; (0.8) percent adjusted for divestitures and currency.

Organization of Information:

       In October 2014, the company announced a definitive agreement to divest its Microelectronics business. The assets and liabilities of the Microelectronics business are reported as held for sale at December 31, 2014 and June 30, 2015. The operating results of the Microelectronics business are reported as discontinued operations. Prior periods have been reclassified to conform to this presentation in the Consolidated Financial Statements and Management Discussion, where applicable, to allow for a meaningful comparison of continuing operations. The transaction closed on July 1, 2015. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware and its System z brand to z Systems.

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 76 and 77 for additional information.

Divestitures:

       In 2014 and 2015, the company completed the divestitures of its customer care process outsourcing business to SYNNEX and its industry standard server business (System x) to Lenovo. For the customer care transaction, the initial closing date was January 31, 2014. For the System x transaction, the initial closing date was October 31, 2014. The company presents certain financial results in the Management Discussion excluding the effects of the customer care and/or the System x business divestitures. The company believes that presenting financial information without either or both of these items is

Management Discussion – (continued)

more representative of operational performance and provides insights into, and clarifies the basis for, historical and/or future performance, which may be more useful to users of the financial statements.

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

        The following table provides the company’s (non-GAAP) operating earnings for the second quarter of 2015 and 2014.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2015	2014	Change
Net income as reported	$3,449	$4,137	(16.6)%
Loss from discontinued operations, net of tax	(77)	(115)	(32.5)
Income from continuing operations	$3,526	$4,251	(17.1)%
Non-operating adjustments (net of tax):
Acquisition-related charges	140	163	(14.2)
Non-operating retirement-related costs/(income)	124	42	197.5
Operating (non-GAAP) earnings*	$3,790	$4,456	(14.9)%
Diluted operating (non-GAAP) earnings per share	$3.84	$4.43	(13.3)%

* See page 85 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

       In the second quarter of 2015, the company delivered $20.8 billion in revenue, $3.5 billion in income from continuing operations and $3.8 billion in operating (non-GAAP) earnings resulting in diluted earnings per share from continuing operations of $3.58 as reported and $3.84 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $0.1 billion in both the second quarter of 2015 and 2014 related to the divestiture of the Microelectronics business. On a consolidated basis, net income in the second quarter of 2015 was $3.4 billion, with diluted earnings per share of $3.50. The company generated $3.9 billion in cash from operations and $3.4 billion in free cash flow in the second quarter enabling shareholder returns of $2.4 billion in gross common stock repurchases and dividends.

  Total consolidated revenue decreased 13.5 percent as reported, but less than 1 percent year to year adjusted for divestitures and currency in the second quarter of 2015. The company’s revenue performance included the impact of currency (9 points or $2.1 billion) and divested businesses (4 points). Combined, these impacts reduced the reported revenue growth by 13 points.

       Revenue in the strategic imperatives‒those that address the market trends in data, cloud and engagement‒grew year to year more than 20 percent as reported and more than 30 percent adjusted for currency and divestitures in the second quarter.

Management Discussion – (continued)

The company is able to grow at a rate significantly faster than the market because of the industry perspective and deep insight it has from working with its clients on their core businesses and helping them move to these strategic areas. Business analytics revenue increased 12 percent as reported and more than 20 percent adjusted for currency, which was well above market rates. This growth is on a large revenue base ($17 billion in 2014) and was led by Global Business Services and Systems Hardware, reflecting high-end systems that specifically address analytics workloads. The company is also developing new markets in this business with the advanced cognitive capabilities of Watson. Cloud revenue was up over 50 percent as reported and over 70 percent year to year adjusted for currency and divestitures in the second quarter. For the 12 months ending June 30, 2015, cloud revenue was $8.7 billion, adjusted for divestitures. The company had strong performance in both its private foundations revenue and its as-a-Service offerings and exited the quarter with an annual as-a-Service run rate of $4.5 billion compared to $2.8 billion in the second quarter of 2014. The cloud business is substantial and growing rapidly. The market continues to evolve beyond pure infrastructure toward higher value process-, data- and analytics-as-a-Service engagements‒in the same way the Internet evolved from browsing to a full transactional business platform. Clients are finding value in the combination of public, private and hybrid implementations that the company is able to provide. Security revenue increased 7 percent as reported and over 10 percent adjusted for currency, and mobile revenue quadrupled on both an as reported and constant currency basis. Social revenue was up more than 30 percent as reported and more than 40 percent adjusted for currency.

  From a segment perspective, the company saw an increase in demand in the Global Services business with 22 signings over $100 million in the second quarter, the highest number in over two years. This contributed to a services backlog at June 30, 2015 of $122 billion at constant currency, which is up year to year for the first time since the end of 2013. In the Systems Hardware business, the company has been delivering innovation and repositioning the portfolio. In the second quarter, the Systems Hardware business had solid revenue and profit performance. The z Systems revenue increased 9.2 percent as reported and 15 percent at constant currency, with z13 mainframe performance in line with previous cycles. Power Systems revenue grew again in the second quarter, at constant currency, led by growth in scale-out systems which are capturing both the UNIX and Linux opportunity, and in the high end which returned to growth.

There are parts of the business that impacted second-quarter performance, whose transformation efforts will yield benefits over the longer term. In this quarter, certain parts of the Global Services business did not deliver sufficient productivity in the base to fund the investments being made and to offset the impact of currency. While the investments are expected to yield returns over time, they are impacting profit growth in the near term. The Services businesses are making the shift in their offerings as evidenced by the signings and backlog growth, but are also focused on driving additional productivity to improve the profit profile.

       The company has taken several actions since the beginning of the second quarter to continue its shift to higher value, including:

•       Completed the divestiture of the semiconductor manufacturing business to GLOBALFOUNDRIES,

•        Announced that an IBM Research-alliance produced the industry’s first 7-nanometer chip,

•        Launched Watson Health, acquired Phytel and Explorys, and partnered with other leading healthcare companies,

•        Made other significant investments in the strategic imperatives, including; continuing to build out cloud data centers and launched important new partnerships in analytics, mobile, social and cloud,

•       Announced that Spark would be embedded into the company’s analytics and commerce platforms, and

•       Formed an innovative new cloud partnership with Box.

       In the second quarter, Global Services revenue declined 11.0 percent as reported and 1 percent adjusted for currency (10 points) and divestitures. Global Technology Services (GTS) declined 10.5 percent as reported, but increased 1 percent adjusted for currency (11 points) and divestitures (1 point), with growth in all three lines of business on an adjusted basis. On that basis, this represented a 2 point improvement from first quarter 2015 year-to-year performance, driven by a combination of revenue from the backlog and in-period revenue. Global Business Services (GBS) revenue decreased 12.0 percent and 3 percent adjusted for currency which was relatively consistent with past performance. Software revenue declined 10.1 percent and 3 percent adjusted for currency. Key branded middleware decreased 6.8 percent as reported, but was flat year to year at constant currency. Systems Hardware revenue decreased 31.7 percent as reported, but increased 5 percent adjusted for the divested System x business (33 points) and currency (4 points) led by double-digit growth in z Systems and mid-single digit growth in Power Systems, adjusted for currency.

  From a geographic perspective, revenue in the major markets declined 11.0 percent as reported, but was flat year to year adjusted for currency (9 points) and divestitures (2 points). Performance in the major markets on an adjusted basis was consistent with the first quarter of 2015 and was led by growth in Japan, Germany and the UK. Growth markets revenue decreased 21.4 percent as reported and 5 percent adjusted for divestitures (9 points) and currency (8 points). Revenue

Management Discussion – (continued)

performance decelerated compared to the first quarter of 2015 driven primarily by the BRIC (Brazil, Russia, India and China) countries, which declined by 35.3 percent as reported and 18 percent adjusted for currency and divestitures. Revenue in the BRIC countries impacted the company’s overall revenue growth rate by 2 points in the second quarter on an adjusted basis. Total revenue growth, adjusted for currency and divestitures, would have increased 1 percent excluding the BRIC countries.

  The consolidated gross profit margin of 49.9 percent decreased 20 basis points versus the prior year. The operating (non-GAAP) gross margin of 50.9 percent increased 20 basis points compared to the prior year primarily driven by portfolio actions and the relative strength of z Systems, partially offset by a decline in Global Services.

  Total expense and other (income) decreased 7.9 percent in the second quarter of 2015 versus the prior year. Total operating (non-GAAP) expense and other (income) decreased 8.8 percent compared to the prior year. The year-to-year drivers were approximately:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(11)	points	(11)	points
System x divestiture	(2)	points	(2)	points
Divestiture gains	1	point	1	point
Workforce rebalancing	3	points	3	points

* Reflects impacts of translation and hedging programs.

       The reduction in expense was driven primarily by currency and the fact that the divested System x business is no longer in the spending base. These benefits were partially offset by a higher level of workforce rebalancing charges ($0.2 billion) and lower divestiture gains ($0.1 billion) year to year, driven primarily by the gain associated with the divestiture of the customer care business in the second quarter of 2014. The reduction in operating (non-GAAP) expense was driven by the same factors. The company is continuing to shift spending in its large operational expense base; driving productivity in some areas, while significantly increasing investment in the strategic imperatives. These investments are to build capabilities, much of which will be consumed as a service, in key areas including Watson, Watson Health and Bluemix, with the benefits realized over the longer term.

       Pre-tax income from continuing operations of $4.2 billion decreased 21.0 percent year to year but increased $1.2 billion sequentially from the first quarter. The continuing operations effective tax rate for the second quarter of 2015 was 16.5 percent, a decrease of 4.0 points versus the prior year. Income from continuing operations of $3.5 billion decreased 17.1 percent and the net income margin was 16.9 percent, a decrease of 0.7 points versus the second quarter of 2014. Losses from discontinued operations, net of tax, were $0.1 billion in both the second quarter of 2015 and 2014. Net income of $3.4 billion decreased 16.6 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $4.6 billion decreased 18.3 percent year to year but increased $1.0 billion sequentially from the first quarter. Operating (non-GAAP) income from continuing operations of $3.8 billion decreased 14.9 percent and the operating (non-GAAP) income margin from continuing operations of 18.2 percent decreased 0.3 points. The operating (non-GAAP) effective tax rate from continuing operations in the second quarter of 2015 was 17.2 percent versus 20.5 percent in the second quarter of 2014. The lower tax rates were the result of a more favorable mix of geographic income year to year, as well as one time net discrete benefits primarily due to foreign tax audit activity which concluded in the second quarter.

  Diluted earnings per share from continuing operations of $3.58 decreased 15.4 percent year to year. In the second quarter of 2015, the company repurchased 6.7 million shares of its common stock. Operating (non-GAAP) diluted earnings per share of $3.84 decreased 13.3 percent versus the prior year. Diluted earnings per share from discontinued operations was ($0.08) in the second quarter of 2015 compared to ($0.11) in the second quarter of 2014.

      The company generated $3.9 billion in cash flow provided by operating activities, an increase of $0.3 billion when compared to the second quarter of 2014, driven primarily by a lower level of cash tax payments. Net cash used in investing activities of $1.9 billion was $0.9 billion higher than the prior year, primarily due to lower net proceeds from net sales of short-term marketable securities and other investments and increased cash used for acquisitions. Net cash used in financing activities of $2.6 billion increased $0.3 billion compared to the second quarter of 2014, driven primarily by lower debt issuances in 2015, partially offset by a decrease in common stock repurchases.

       The second quarter results are a reflection of the transformation in the company’s business as it moves to areas with longer-term value in enterprise IT. In July 2015, the company disclosed that it expects to deliver GAAP earnings per diluted share from continuing operations in the range of $14.25 to $15.00, and it continues to expect to deliver operating (non-

Management Discussion – (continued)

GAAP) earnings between $15.75 and $16.50 per diluted share from continuing operations for 2015. The company also stated that it now expects a modest year-to-year improvement in free cash flow in 2015, even at the low end of the operating (non-GAAP) earnings expectation.

Financial Results Summary:
			Yr. to Yr.
			Percent/
(Dollars in millions except per share amounts)			Margin
For the six months ended June 30:	2015	2014	Change
Revenue	$40,403	$46,283	(12.7)	%*
Gross profit margin	49.1%	49.0%	0.1	pts.
Total expense and other (income)	$12,617	$14,140	(10.8)%
Total expense and other (income)-to-revenue ratio	31.2%	30.6%	0.7	pts.
Income from continuing operations, before income taxes	$7,225	$8,531	(15.3)%
Provision for income taxes from continuing operations	$1,283	$1,749	(26.6)%
Income from continuing operations	$5,942	$6,782	(12.4)%
Income from continuing operations margin	14.7%	14.7%	0.1	pts.
Loss from discontinued operations, net of tax	$(165)	$(261)	(36.8)%
Net income	$5,777	$6,521	(11.4)%
Earnings per share from continuing operations:
Assuming dilution	$6.01	$6.62	(9.2)%
Basic	$6.03	$6.67	(9.6)%
Consolidated earning per share - assuming dilution	$5.84	$6.37	(8.3)%
Weighted-average shares outstanding:
Assuming dilution	989.5	1,023.5	(3.3)%
Basic	985.2	1,017.4	(3.2)%

	6/30/15	12/31/14
Assets	$112,729	$117,532	(4.1)%
Liabilities	$98,892	$105,518	(6.3)%
Equity	$13,837	$12,014	15.2%

* (4.5) percent adjusted for currency; (0.4) percent adjusted for divestitures and currency.

        The following table provides the company’s (non-GAAP) operating earnings for the first six months of 2015 and 2014.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2015	2014	Change
Net income as reported	$5,777	$6,521	(11.4)%
Loss from discontinued operations, net of tax	(165)	(261)	(36.8)
Income from continuing operations	$5,942	$6,782	(12.4)%
Non-operating adjustments (net of tax):
Acquisition-related charges	281	324	(13.2)
Non-operating retirement-related costs/(income)	457	140	227.0
Operating (non-GAAP) earnings*	$6,680	$7,246	(7.8)%
Diluted operating (non-GAAP) earnings per share	$6.75	$7.08	(4.7)%

* See page 86 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

        In the first six months of 2015, the company reported $40.4 billion in revenue, and delivered $5.9 billion in income from continuing operations and diluted earnings per share from continuing operations of $6.01 as reported and $6.75 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $0.2 billion in the first six months of 2015 and a net loss of $0.3 billion in the first six months of 2014 related to the divestiture of the Microelectronics business. On a consolidated basis, net income in the first six months of 2015 was $5.8 billion, with diluted earnings per share of $5.84. The company generated $7.5 billion in cash from operations and $4.5 billion in free cash

Management Discussion – (continued)

flow in the first six months of 2015 enabling shareholder returns of $4.7 billion in gross common stock repurchases and dividends.

  Total consolidated revenue decreased 12.7 percent as reported, but was essentially flat year to year adjusted for divestitures and currency in the first six months of 2015. Currency had an 8 point, or $3.8 billion impact on reported revenue in the six month period. Additionally, revenue was impacted by 4 points in the first six months of 2015 from divested businesses. Combined, the impact of currency and divested businesses reduced the reported revenue growth by 12 points.

       The company continues to move aggressively and decisively to transform the business as it moves to where the company sees the longer-term value in enterprise IT. The company has been shifting investments and resources, building partnerships and ecosystems and introducing key innovations. Each one of its actions contributes to the company’s transformation and improves the business for the long term. In the first half of 2015, strategic imperatives revenue grew more than 20 percent year to year as reported, and more than 30 percent adjusted for currency and divestitures. Growth accelerated in the first half compared to the full-year 2014. These markets are also growing, but with this performance the company is gaining share. The company’s core portfolio declined ‒ in a declining market. Combined, the strategic imperatives and the core portfolio delivered revenue at a consolidated level that was essentially flat year to year in the first half adjusted for currency and divestitures.

       In the first six months of 2015, business analytics revenue increased 12 percent as reported and more than 20 percent adjusted for currency, which is above market rates. Growth was led by Global Business Services and Systems Hardware, reflecting the new z13 mainframe and Power8 systems that specifically address analytics workloads. Cloud revenue was up over 50 percent as reported and over 70 percent year to year adjusted for currency and divestitures. The company had strong performance in both its private foundations and its as-a-Service offerings. Security revenue increased 3 percent as reported and 10 percent adjusted for currency, and mobile revenue quadrupled on both an as reported and constant currency basis. Social revenue increased more than 30 percent as reported and more than 40 percent adjusted for currency.

       From a segment perspective, Global Services revenue declined 11.3 percent as reported and 1 percent adjusted for currency (10 points) and divestitures, reflecting an improving revenue trend on an adjusted basis. Global Technology Services (GTS) declined 10.7 percent as reported, but was flat adjusted for currency (10 points) and divestitures (1 point). Global Business Services (GBS) revenue decreased 12.5 percent as reported and 4 percent adjusted for currency (9 points) and divestitures. Software revenue declined 9.2 percent and 2 percent adjusted for currency; consistent with performance in the second half of 2014 on an adjusted basis. Key branded middleware decreased 6.0 percent as reported, but increased 1 percent at constant currency. Systems Hardware revenue decreased 27.9 percent as reported, but increased 15 percent adjusted for the divested System x business (39 points) and currency (4 points).

       From a geographic perspective, revenue in the major markets declined 10.9 percent as reported, but was flat year to year adjusted for currency (8 points) and divestitures (3 points) with growth in Japan, Germany and the UK on an adjusted basis. Growth markets revenue decreased 18.9 percent as reported and 3 percent adjusted for divestitures (9 points) and currency (7 points) compared to the first six months of 2014. Performance was driven by the BRIC countries, down 28.6 percent as reported and 11 percent adjusted for divestitures and currency.

       The consolidated gross margin of 49.1 percent was essentially flat year to year. The operating (non-GAAP) gross margin of 50.1 percent increased 0.5 points versus the prior year primarily driven by both portfolio actions and the relative strength of z Systems.

       Total expense and other (income) decreased 10.8 percent in the first six months of 2015 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 13.0 percent compared to the first six months of 2014. The key year-to-year drivers were:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(10)	points	(9)	points
System x divestiture	(2)	points	(2)	points
Divestiture gains	1	points	1	points
Workforce rebalancing	(2)	points	(2)	points

* Reflects impacts of translation and hedging programs.

Management Discussion – (continued)

       The reduction in expense was driven primarily by currency impacts, a lower level of workforce rebalancing charges ($0.4 billion) and the impact of the divested System x business. These benefits were partially offset by the impact of  lower divestiture gains ($0.2 billion) year to year and a current year charge for an additional pension obligation in Spain ($0.2 billion). The reduction in operating (non-GAAP) expense was driven by the same factors, excluding the Spain pension obligation which was not reflected in operating (non-GAAP) expense. The company is continuing to shift resources and spending to strategic areas with the most opportunity.

       Pre-tax income from continuing operations decreased 15.3 percent and the pre-tax margin was 17.9 percent, a decrease of 0.5 points versus the first six months of 2014. The continuing operations effective tax rate for the first six months of 2015 was 17.8 percent, a decrease of 2.7 points versus the prior year. Income from continuing operations of $5.9 billion decreased 12.4 percent and the net income margin was 14.7 percent, an increase of 0.1 points compared to the first six months of 2014. Losses from discontinued operations, net of tax, were $0.2 billion in the first six months of 2015 versus $0.3 billion in the first six months of 2014. Net income of $5.8 billion decreased 11.4 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations decreased 10.1 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations improved 0.6 points to 20.3 percent. Operating (non-GAAP) income from continuing operations of $6.7 billion decreased 7.8 percent and the operating (non-GAAP) income margin from continuing operations of 16.5 percent increased 0.9 points. The operating (non-GAAP) effective tax rate from continuing operations in the first six months of 2015 was 18.4 percent versus 20.5 percent in the first six months of 2014. The lower tax rates were the result of a more favorable mix of geographic income year to year, as well as one time net discrete benefits primarily due to foreign tax audit activity which concluded in the second quarter of 2015.

       Diluted earnings per share from continuing operations of $6.01 decreased 9.2 percent year to year. In the first six months of 2015, the company repurchased 14.5 million shares of its common stock. Operating (non-GAAP) diluted earnings per share of $6.75 decreased 4.7 percent versus the prior year. Diluted earnings per share from discontinued operations was ($0.17) in the first six months of 2015 compared to ($0.25) in the same period of 2014.

       At June 30, 2015, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $8.8 billion, an increase of $0.3 billion from December 31, 2014. Key drivers in the balance sheet and total cash flows were:

    Total assets decreased $4.8 billion ($1.6 billion adjusted for currency) from December 31, 2014 driven by:

    •        Decreases in total receivables ($4.7 billion), prepaid expenses and sundry assets ($0.7 billion) and deferred taxes ($0.5 billion); partially offset by

    •        Increased prepaid pension assets ($1.3 billion).

  Total liabilities decreased $6.6 billion ($4.0 billion adjusted for currency) from December 31, 2014 driven by:

   •   Decreases in total debt ($2.1 billion), taxes ($1.4 billion), retirement-related liabilities ($1.0 billion), accounts payable ($0.9 billion) and other accrued expenses and liabilities ($0.7 billion).

  Total equity of $13.8 billion increased $1.8 billion from December 31, 2014 as a result of:

   •       Higher retained earnings ($3.4 billion), higher common stock ($0.4 billion) and lower accumulated other comprehensive losses ($0.4 billion); partially offset by

   •        Increased treasury stock ($2.4 billion).

       The company generated $7.5 billion in cash flow provided by operating activities, an increase of $0.6 billion when compared to the first six months of 2014, driven primarily by a lower level of income tax payments ($1.4 billion). Net cash used in investing activities of $1.4 billion was $0.4 billion higher than the prior year, primarily due to lower cash sourced from net sales of short-term marketable securities and other investments ($0.7 billion) and a decrease in cash provided from divestitures ($0.3 billion), partially offset by increased cash sourced from non-operating finance receivables ($0.7 billion). Net cash used in financing activities of $6.0 billion decreased $1.0 billion compared to the first six months of 2014, driven primarily by a decrease in cash used for gross common stock repurchases ($9.5 billion), partially offset by a reduction in net cash sourced from debt transactions ($8.1 billion) driven by lower issuances in 2015.

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the second quarter and first six months of 2015 versus the second quarter and first six months of 2014 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2015	2014**	Change		Currency
Revenue:
Global Technology Services	$8,068	$9,010	(10.5)%		1.0%*
Gross margin	36.6%	38.9%	(2.3)	pts.
Global Business Services	4,345	4,938	(12.0)%		(3.1)%
Gross margin	27.4%	29.8%	(2.4)	pts.
Software	5,830	6,488	(10.1)%		(2.9)%
Gross margin	87.8%	88.8%	(1.0)	pts.
Systems Hardware	2,058	3,014	(31.7)%		5.0%*
Gross margin	48.2%	39.7%	8.5	pts.
Global Financing	478	504	(5.2)%		7.0%
Gross margin	44.7%	54.8%	(10.1)	pts.
Other	35	93	(62.3)%		(56.2)%
Gross margin	(220.2)%	(179.7)%	(40.5)	pts.
Total consolidated revenue	$20,813	$24,047	(13.5)%		(0.8) %*
Total consolidated gross profit	$10,390	$12,044	(13.7)%
Total consolidated gross margin	49.9%	50.1%	(0.2)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	88	105	(16.1)%
Retirement-related costs/(income)	112	45	146.2%
Operating (non-GAAP) gross profit	$10,590	$12,195	(13.2)%
Operating (non-GAAP) gross margin	50.9%	50.7%	0.2	pts.

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2015	2014**	Change		Currency
Revenue:
Global Technology Services	$15,953	$17,859	(10.7)%		0.0	%*
Gross margin	37.0%	38.8%	(1.9)	pts.
Global Business Services	8,663	9,902	(12.5)%		(3.6)	%*
Gross margin	27.4%	29.5%	(2.1)	pts.
Software	11,028	12,149	(9.2)%		(2.4)%
Gross margin	87.2%	88.2%	(1.0)	pts.
Systems Hardware	3,717	5,157	(27.9)%		14.9	%*
Gross margin	46.5%	37.4%	9.2	pts.
Global Financing	939	1,016	(7.5)%		2.9%
Gross margin	47.1%	50.4%	(3.3)	pts.
Other	102	200	(49.0)%		(43.5)%
Gross margin	(223.1)%	(171.1)%	(52.0)	pts.
Total consolidated revenue	$40,403	$46,283	(12.7)%		(0.4)	%*
Total consolidated gross profit	$19,842	$22,671	(12.5)%
Total consolidated gross margin	49.1%	49.0%	0.1	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	179	209	(14.5)%
Retirement-related costs/(income)	233	98	138.1%
Operating (non-GAAP) gross profit	$20,253	$22,978	(11.9)%
Operating (non-GAAP) gross margin	50.1%	49.6%	0.5	pts.

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

Global Services

       In the second quarter of 2015, the Global Services segments, GTS and GBS, delivered combined revenue of $12,412 million, a decrease of 11.0 percent as reported and 1 percent adjusted for currency (10 points) and the System x divestiture. This performance represented a modest improvement in the year to year revenue trajectory from the first quarter. In the second quarter, the company had 22 signings greater than $100 million balanced between renewals and new scope or new clients. Adjusted for currency, this was the third consecutive quarter of signings growth and, as a result, total services backlog at June 30, 2105 is up more than 1 percent at constant currency. Pre-tax income in the second quarter decreased 29.0 percent and the pre-tax margin decreased 3.8 points to 14.9 percent.

       For the first six months of 2015, total Global Services revenue was $24,616 million, a decrease of 11.3 percent as reported and 1 percent adjusted for currency (10 points) and divestitures. Pre-tax income in the first half of the year decreased 24.9 percent and the pre-tax margin decreased 2.5 points to 13.8 percent.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2015	2014**	Change	Currency
Global Services external revenue:	$12,412	$13,948	(11.0)%	(0.6)	%*
Global Technology Services	$8,068	$9,010	(10.5)%	1.0	%*
Outsourcing	4,314	4,861	(11.2)	0.6
Integrated Technology Services	2,197	2,395	(8.3)	1.5
Maintenance	1,557	1,754	(11.2)	2.4	*
Global Business Services	$4,345	$4,938	(12.0)%	(3.1)%
Outsourcing	1,228	1,344	(8.6)	0.1
Consulting and Systems Integration	3,121	3,595	(13.2)	(4.1)

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2015	2014**	Change	Currency
Global Services external revenue:	$24,616	$27,761	(11.3)%	(1.3)	%*
Global Technology Services	$15,953	$17,859	(10.7)%	0.0	%*
Outsourcing	8,533	9,660	(11.7)	(0.7)
Integrated Technology Services	4,309	4,724	(8.8)	0.4
Maintenance	3,111	3,475	(10.5)	2.3	*
Global Business Services	$8,663	$9,902	(12.5)%	(3.6)	%*
Outsourcing	2,456	2,758	(11.0)	(1.5)	*
Consulting and Systems Integration	6,211	7,144	(13.1)	(4.4)

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

       Global Technology Services revenue of $8,068 million decreased 10.5 percent as reported, but grew 1 percent adjusted for currency (11 points) and the System x divestiture (1 point) in the second quarter of 2015 compared to the prior year. GTS revenue decreased 10.7 percent as reported and was flat adjusted for currency (10 points) and the System x divestiture (1 point) in the first six months of the year. In the second quarter, GTS outsourcing revenue of $4,314 million decreased 11.2 percent as reported, but returned to growth of 1 percent adjusted for currency, representing a 3 point sequential improvement adjusted for currency. Several large deals signed last year are now completing transition. There has been good traction in the contracts that combine traditional IT outsourcing with the integration of mobility, hybrid cloud and analytics workloads. Integrated Technology Services (ITS) revenue of $2,197 million decreased 8.3 percent as reported, but returned to growth of 1 percent adjusted for currency in the second quarter. Within ITS, there was strong performance at constant currency in cloud, security and business resiliency services. Growth in SoftLayer accelerated as the company has significantly increased capacity and new datacenters since the beginning of last year. There are now 41 cloud datacenters on five continents. Maintenance revenue of $1,557 million decreased 11.2 percent as reported, but was up 2 percent in the second quarter adjusted for currency (10 points) and the System x divestiture (4 points) driven by Multivendor Support Services. This is the company’s hardware maintenance offering for third party platforms which leverages its global distribution and inventory capabilities.

       Global Business Services revenue of $4,345 million decreased 12.0 percent as reported and 3 percent adjusted for currency in the second quarter of 2015 compared to the prior year. GBS revenue decreased 12.5 percent as reported and 4 percent adjusted for currency (9 points) and divestitures in the first six months of the year.  In the second quarter, Consulting and Systems Integration revenue of $3,121 million declined 13.2 percent as reported and 4 percent adjusted for currency. GBS Outsourcing revenue of $1,228 million decreased 8.6 percent as reported, but was flat adjusted for currency in the second quarter. Revenue declined in the practices focused on traditional back-office implementations. Customers are migrating away from large ERP projects, toward smaller initiatives, which are often contracted in an as-a-Service model. The company has been shifting skills and work from these declining practices to the new opportunity areas. There has been strong

Management Discussion – (continued)

growth rates in the strategic imperatives, but there needs to be a more aggressive shift to improve overall GBS business results. Long-term application management is becoming more important to enterprise clients as the IT environment grows more complex. Clients are integrating public and private cloud networks, deploying new mobile capabilities into their employee and customer base and deploying analytics around these solutions. These ongoing changes in clients’ needs drive both shorter term systems integration as well as long-term management requirements and, adjusted for currency, performance improved across Application Management Services in the second quarter.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2015	2014*	Change
Global Technology Services:
External gross profit	$2,950	$3,505	(15.8)%
External gross profit margin	36.6%	38.9%	(2.3)	pts.
Pre-tax income	$1,248	$1,669	(25.2)%
Pre-tax margin	15.1%	18.0%	(2.9)	pts.
Global Business Services:
External gross profit	$1,192	$1,472	(19.0)%
External gross profit margin	27.4%	29.8%	(2.4)	pts.
Pre-tax income	$656	$1,013	(35.3)%
Pre-tax margin	14.7%	20.0%	(5.3)	pts.

* Reclassified to conform with 2015 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2015	2014*	Change
Global Technology Services:
External gross profit	$5,900	$6,937	(15.0)%
External gross profit margin	37.0%	38.8%	(1.9)	pts.
Pre-tax income	$2,242	$2,885	(22.3)%
Pre-tax margin	13.7%	15.7%	(2.0)	pts.
Global Business Services:
External gross profit	$2,376	$2,922	(18.7)%
External gross profit margin	27.4%	29.5%	(2.1)	pts.
Pre-tax income	$1,253	$1,772	(29.3)%
Pre-tax margin	14.0%	17.4%	(3.4)	pts.

* Reclassified to conform with 2015 presentation.

       The GTS gross profit margin decreased 2.3 points and 1.9 points in the second quarter and first six months of 2015, respectively, compared to prior year. In the second quarter, pre-tax income decreased 25.2 percent to $1,248 million and the pre-tax margin declined 2.9 points to 15.1 percent compared to the prior year. The second quarter year-to-year decrease in pre-tax income was driven by several elements. Currency drove the largest year-to-year impact given the strengthening dollar. The business continues to generate significant profits and cash flow in local currencies, but the translation of those currencies to U.S. dollars significantly affects reported profit growth. Within GTS, maintenance profit and margin were impacted by the System x divestiture. Additionally, the business took a workforce rebalancing charge in the quarter, essentially all of which resulted in a year-to-year impact. Profit and margin performance also reflected the continued investments for growth in the strategic imperatives offerings including bringing additional SoftLayer capacity online and increasing security and mobility go-to-market skills. There are also investments to open new resiliency datacenters and expand global delivery capabilities. While the company looks to productivity as a way to fund investments, the business did not drive that productivity this quarter as the company must always balance the timing of its transformation with the dynamics of running its clients’ most critical processes.

  The GBS gross profit margin decreased 2.4 points and 2.1 points in the second quarter and first six months of 2015, respectively, compared to the prior year. In the second quarter, pre-tax income decreased 35.3 percent to $656 million and pre-tax margin declined 5.3 points to 14.7 percent compared to the prior year. There were a few drivers of the pre-tax income decline. The largest impact was from the customer care divestiture, which drove 9 points of the year-to-year decline in profit due to the sizable gain reflected in the 2014 results. This year, there was an increased level of investments to further enable

Management Discussion – (continued)

partnerships, and the company hired or reskilled additional go-to-market and delivery practitioner resources for the fast-growing strategic imperative offerings. For example, over the past 12 months, over 2,000 incremental resources were hired into the mobility practices and approximately 1,000 resources were shifted to analytics projects. The remaining margin decline was driven by lower revenue on what is a relatively fixed cost base in the short term. The company remains focused on cost competitiveness through alternate labor models, more aggressively shifting resources to higher-value offerings and enhancing its global delivery capabilities.

Global Services Backlog

       The estimated Global Services backlog at June 30, 2015 was $122 billion, a decrease of 10.2 percent as reported, but an increase of over 1 percent adjusted for currency compared to the June 30, 2014 balance. The estimated transactional backlog at June 30, 2015 decreased 12.1 percent (2 percent adjusted for currency) from the June 30, 2014 levels. The estimated outsourcing backlog decreased 8.6 percent as reported, but increased 4 percent adjusted for currency compared to the prior year.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2015	2014	Change	Currency
Backlog:
Total backlog	$122.1	$136.0	(10.2)%	1.4%
Outsourcing backlog	$77.3	$84.6	(8.6)%	4.4%

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2015	2014	Change	Currency
Total signings:	$11,605	$10,992	5.6%	17.3%
Outsourcing signings	$6,247	$4,787	30.5%	45.8%
Transactional signings	5,357	6,204	(13.7)%	(4.7)%

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2015	2014	Change	Currency
Total signings:	$22,256	$22,145	0.5%	11.0%
Outsourcing signings	$11,778	$10,275	14.6%	27.1%
Transactional signings	10,478	11,870	(11.7)%	(2.9)%

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2015	2014	Change	Currency
Software external revenue:	$5,830	$6,488	(10.1)%	(2.9)%
Middleware:	$4,979	$5,500	(9.5)%	(2.1)%
Key branded middleware:	4,030	4,324	(6.8)	0.5
WebSphere			(2.0)	4.6
Information Management			(7.8)	(0.3)
Workforce Solutions			(11.9)	(3.5)
Tivoli			(7.9)	(0.5)
Rational			(9.1)	(2.4)
Other middleware	950	1,176	(19.3)	(11.6)
Operating systems	443	530	(16.5)	(9.5)
Other	408	458	(10.9)	(4.4)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2015	2014	Change	Currency
Software external revenue:	$11,028	$12,149	(9.2)%	(2.4)%
Middleware:	$9,345	$10,196	(8.3)%	(1.4)%
Key branded middleware:	7,502	7,980	(6.0)	0.9
WebSphere			(3.0)	3.1
Information Management			(7.1)	(0.1)
Workforce Solutions			(6.0)	2.8
Tivoli			(5.6)	1.5
Rational			(12.1)	(5.9)
Other middleware	1,843	2,215	(16.8)	(9.5)
Operating systems	884	1,049	(15.8)	(9.2)
Other	800	905	(11.6)	(5.3)

       Software revenue of $5,830 million decreased 10.1 percent as reported and 3 percent adjusted for currency year to year in the second quarter of 2015. While key branded middleware revenue was flat adjusted for currency in the second quarter, total software performance reflected a headwind from operating systems and other middleware. In the second quarter, operating systems decreased 16.5 percent as reported and 9 percent adjusted for currency, and other middleware decreased 19.3 percent as reported and 12 percent adjusted for currency. For the first six months of the year, software revenue of $11,028 million decreased 9.2 percent as reported and 2 percent adjusted for currency. The year-to-date revenue performance was consistent with the second half of 2014.

       Key branded middleware revenue of $4,030 million, which accounted for 69 percent of total software revenue in the second quarter, decreased 6.8 percent as reported, but was flat adjusted for currency compared to the prior year period. While Websphere grew year to year on an adjusted basis, the growth was offset by decreases across the other brands. For the first six months of 2015, key branded middleware revenue of $7,502 million decreased 6.0 percent as reported, but grew 1 percent adjusted for currency.

Management Discussion – (continued)

       In the second quarter of 2015, there was revenue growth at constant currency across the solution areas including security, commerce and social. Within these solution areas, there was strong growth in Software-as-a-Service offerings. Security software returned to double-digit growth adjusted for currency in the second quarter as the company’s security solutions bring together the intelligence, integration and expertise that are essential in the world of advanced threats. Commerce software also grew on an adjusted basis as the company’s solutions allow clients to gain unique insights about their customers. Nine of the top 10 U.S. retailers and each of the top 10 global banks run on the company’s commerce solutions. Social solutions again grew double-digits adjusted for currency driven by strong performance in both Kenexa and advanced collaboration offerings.

       The company is continuing to bring innovations to its solutions areas and deepen its industry focus. Watson is an example of where the company is creating a market around cognitive computing and building an as-a-Service business. Watson is deployed across nearly 30 countries and in 20 industries. The company is currently working on hundreds of projects to expand industry domain knowledge, as well as teaching the system new languages such as Spanish, Portuguese, Japanese and Arabic. There is continued expansion of Watson’s reach by forging additional partnerships. Recently, the company announced the formation of a joint venture with Mubadala to bring Watson to the Middle East and North Africa with a focus on healthcare, retail, education, banking and finance.

       Overall, the company’s focus in software continues to be on innovation, partnership and aligning to the needs of its customers and the industries in which they operate.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2015	2014	Change
Software:
External gross profit	$5,120	$5,760	(11.1)%
External gross profit margin	87.8%	88.8%	(1.0)	pts.
Pre-tax income	$2,272	$2,683	(15.3)%
Pre-tax margin	34.4%	36.5%	(2.1)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2015	2014	Change
Software:
External gross profit	$9,622	$10,716	(10.2)%
External gross profit margin	87.2%	88.2%	(1.0)	pts.
Pre-tax income	$4,208	$4,601	(8.5)%
Pre-tax margin	33.0%	33.0%	0.0	pts.

       The Software gross profit margin decreased 1.0 points to 87.8 percent in the second quarter and decreased 1.0 points to 87.2 percent for the first six months of 2015 compared to the prior year. Software pre-tax income of $2,272 million in the second quarter decreased 15.3 percent, with a pre-tax margin of 34.4 percent, a decrease of 2.1 points. Profit performance in Software in the second quarter was a reflection of the overall revenue performance, a higher level of investments in areas like Watson and Bluemix, and an impact from currency translation. Software pre-tax income for the first six months of the year decreased 8.5 percent to $4,208 million with a pre-tax margin of 33.0 percent, flat year to year.

Systems Hardware
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2015	2014	Change	Currency
Systems Hardware external revenue:	$2,058	$3,014	(31.7)%	5.0	%*
z Systems			9.2%	15.5%
Power Systems			(0.8)	4.8
Storage			(9.8)	(3.9)

* Adjusted for divestitures and currency.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2015	2014	Change	Currency
Systems Hardware external revenue:	$3,717	$5,157	(27.9)%	14.9	%*
z Systems			40.8%	48.7%
Power Systems			(1.8)	3.3
Storage			(8.9)	(3.1)

* Adjusted for divestitures and currency.

       In the second quarter of 2015, Systems Hardware revenue of $2,058 million decreased 31.7 percent as reported, but grew 5 percent year to year adjusted for the divestiture of the System x business (33 points) and currency (4 points). Performance reflected the company’s ability to continue to deliver innovation across its high-end systems and the actions taken to reposition the portfolio. For the first six months of the year, revenue of  $3,717 million decreased 27.9 percent as reported, but grew 15 percent adjusted for the divestiture of the System x business (39 points) and currency (4 points) reflecting growth in both z Systems and Power Systems on an adjusted basis. The capabilities of both mainframe and Power systems are resonating well with customers and the company continues to add new customers to these platforms.

       The z Systems revenue increased 9.2 percent as reported and 15 percent adjusted for currency, and 40.8 percent as reported and 49 percent adjusted for currency in the second quarter and first six months of 2015, respectively, compared to the prior year periods. In the second quarter, MIPS (millions of instructions per second) increased 24 percent year to year. Shipments of the new z13 mainframe began in the first quarter of 2015 and its performance is in line with previous cycles.

       Power Systems revenue decreased 0.8 percent as reported, but grew 5 percent adjusted for currency. There was growth in both the low-end and the high-end systems where the company has introduced new Power8-based systems. For the first six months of the year, revenue decreased 1.8 percent as reported, but grew 3 percent adjusted for currency. On an adjusted basis, Power performance was led by strong growth in scale-out systems which are capturing both the UNIX and Linux opportunity. The company’s OpenPOWER strategy continues to take hold globally. In June, the UK government joined the United States as the second major government to turn to OpenPOWER for its high performance computing priorities.

       Storage revenue decreased 9.8 percent as reported and 4 percent adjusted for currency in the second quarter compared to the prior year. During the second quarter, there was continued strong growth in FlashSystems. However, this growth was offset by the wind down of the OEM business and continued weakness in high-end disk. For the first six months of 2015, revenue decreased 8.9 percent as reported and 3 percent adjusted for currency compared to the prior year.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2015	2014	Change
Systems Hardware:
External gross profit	$991	$1,197	(17.2)%
External gross profit margin	48.2%	39.7%	8.5	pts.
Pre-tax income/(loss)	$255	$202	26.2%
Pre-tax margin	11.8%	6.3%	5.5	pts.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2015	2014	Change
Systems Hardware:
External gross profit	$1,729	$1,926	(10.2)%
External gross profit margin	46.5%	37.4%	9.2	pts.
Pre-tax income/(loss)	$279	$(255)	nm	%
Pre-tax margin	7.1%	(4.6)%	11.7	pts.

nm - not meaningful

       The Systems Hardware gross profit margin of 48.2 percent increased 8.5 points in the second quarter of 2015 compared to the prior year. The increase was due to mix (12.8 points) driven by the strong growth in z Systems and the divestiture of the lower margin System x business. This improvement was offset by a decrease due to margin (4.4 points), with lower margins in z Systems (3.9 points) and Power Systems (1.6 points). The Systems Hardware gross profit margin of 46.5 percent increased 9.2 points in the first six months of 2015 versus the prior year. The increase was due to mix (14.7 points) driven by the strong growth in z Systems and the divestiture of the lower margin System x business. This improvement was offset by a decrease due to margin (5.5 points), with lower margins in z Systems (4.0 points), Power Systems (1.5 points) and Storage (0.3 points).

       Systems Hardware pre-tax income of $255 million increased 26.2 percent year to year in the second quarter of 2015. For the first six months of the year, pretax income was $279 million, an increase of $534 million compared to the prior year. Pre-tax margin increased 5.5 points in the second quarter and increased 11.7 points in the first six months versus the prior year periods. The revenue growth, on an adjusted basis, and the profitability improvement in the Systems Hardware business is a clear result of the actions the company has taken to position this business for the future.

Global Financing

See pages 79 through 84 for a discussion of Global Financing’s segment results.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2015	2014	Change	Currency*
Total Revenue	$20,813	$24,047	(13.5)%	(0.8)%
Geographies:	$20,730	$23,931	(13.4)%	(0.8)%
Americas	9,817	10,643	(7.8)	(2.5)
Europe/Middle East/Africa (EMEA)	6,570	7,948	(17.3)	1.5
Asia Pacific	4,343	5,340	(18.7)	(0.8)

Major markets			(11.0)%	0.3%
Growth markets			(21.4)%	(4.5)%
BRIC countries			(35.3)%	(18.1)%

* Adjusted for divestitures and currency.
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2015	2014	Change	Currency*
Total Revenue	$40,403	$46,283	(12.7)%	(0.4)%
Geographies:	$40,228	$46,060	(12.7)%	(0.4)%
Americas	19,130	20,239	(5.5)	(0.2)
Europe/Middle East/Africa (EMEA)	12,695	15,526	(18.2)	(0.2)
Asia Pacific	8,404	10,295	(18.4)	(1.2)

Major markets			(10.9)%	0.2%
Growth markets			(18.9)%	(2.7)%
BRIC countries			(28.6)%	(11.3)%

* Adjusted for divestitures and currency.

       Total geographic revenue of $20,730 million decreased 13.4 percent as reported and was down 1 percent adjusted for currency (9 points) and divestitures (4 points) in the second quarter of 2015 compared to the prior year. Major market countries decreased 11.0 percent as reported and, consistent with the first quarter, were flat adjusted for currency (9 points) and divestitures (2 points). While both EMEA and Japan grew on an adjusted basis, this growth was offset by a year-to-year decline in the Americas. Growth market countries decreased 21.4 percent as reported and 5 percent adjusted for divestitures (9 points) and currency (8 points) driven by the BRIC countries.

 Within the growth markets, the BRIC countries combined second quarter revenue decreased 35.3 percent as reported and 18 percent adjusted for divestitures (10 points) and currency (8 points). On an adjusted basis, the BRIC’s performance impacted the company’s overall revenue growth rate by 2 points in the second quarter. While India grew on an adjusted basis, the other three countries were down at a double-digit rate. India decreased 10.5 percent as reported, but grew 3 percent adjusted for divestitures (8 points) and currency (5 points) building on improved operational performance in services. Brazil decreased 36.6 percent as reported and 16 percent adjusted for currency (19 points) and divestitures (1 point). This was a tough comparison to the second quarter of the prior year when Brazil grew over 20 percent on an adjusted basis. Year to year in the second quarter, Russia decreased 43.9 percent as reported and 30 percent adjusted for divestitures as volatility in the company’s transactional results in this country continued. China decreased 40.0 percent as reported and 25 percent adjusted for divestitures (15 points) and currency with fewer large transactions in the quarter. Outside of the BRIC countries, growth markets revenue was down 11.3 percent as reported, but grew 5 percent adjusted for currency (9 points) and divestitures (7 points). This represented a 4 point improvement from first-quarter 2015 year-to-year performance on an adjusted basis. During the second quarter, many of the other countries improved their performance sequentially on an adjusted basis.

Management Discussion – (continued)

       Americas revenue of $9,817 million decreased 7.8 percent as reported and 2 percent adjusted for currency (3 points) and divestitures (2 points) compared to the second quarter of 2014 with declines in both the major markets and Latin American growth markets. North America declined 6.1 percent as reported and 3 percent adjusted for divestitures (2 points) and currency (1 point). Although there was good z Systems performance and signing of substantial new services business in the second quarter, overall the U.S. decreased 4.6 percent and 3 percent adjusted for divestitures. Canada was down 16.0 percent as reported and 2 percent adjusted for currency (11 points) and divestitures (3 points), but had sequential improvement from the first quarter of 2015. The Latin American growth markets decreased 19.0 percent as reported and 1 percent adjusted for currency (15 points) and divestitures (3 points) compared to the second quarter of 2014. On an adjusted basis, the decline in Brazil was partially offset by growth in a number of other Latin American countries including Mexico, Argentina and Colombia.

  EMEA second quarter revenue of $6,570 million decreased 17.3 percent as reported, but returned to growth of 1 percent adjusted for currency (15 points) and divestitures (4 points) on a year-to-year basis. Major market countries were down 16.9 percent as reported, but grew 2 percent adjusted for currency (16 points) and divestitures (3 points). Growth market countries were down 21.0 percent as reported and 5 percent adjusted for divestitures (10 points) and currency (6 points). Within the major market countries, Germany decreased 14.3 percent year to year as reported, but had strong growth of 9 percent adjusted for currency (20 points) and divestitures (3 points) with sequential improvement from the prior quarter. Performance in other major market countries, including France and Italy, also improved sequentially on an adjusted basis. Within growth markets, the Middle East and Africa region decreased 9.8 percent as reported, but grew 3 percent adjusted for divestitures (10 points) and currency (3 points). This growth was more than offset by declines in the central and eastern European countries including the impact of Russia’s second-quarter performance.

        Asia Pacific second quarter revenue of $4,343 million decreased 18.7 percent as reported and 1 percent adjusted for currency (10 points) and divestitures (8 points) year over year. Japan decreased 12.7 percent as reported, but had strong growth of 7 percent adjusted for currency (17 points) and divestitures (3 points) compared to the prior year and sequential improvement from the prior quarter. The Asia Pacific growth markets decreased 22.6 percent as reported and 6 percent adjusted for divestitures (10 points) and currency (6 points). On an adjusted basis, the large decrease in China was offset in part by growth in other countries including India and Australia.

       Total geographic revenue of $40,228 million decreased 12.7 percent as reported, but was flat adjusted for currency (8 points) and divestitures (4 points) for the first six months of 2015 compared to the prior year. Major market countries decreased 10.9 percent as reported and were flat adjusted for currency (8 points) and divestitures (3 points). Growth market countries decreased 18.9 percent as reported and 3 percent adjusted for divestitures (9 points) and currency (7 points).

 Within the growth markets, the combined revenue of the BRIC countries decreased 28.6 percent as reported and 11 percent adjusted for divestitures (11 points) and currency (6 points). On an adjusted basis, modest growth in India was offset by declines in Brazil, Russia and China. Outside the BRIC countries, revenue grew year to year on an adjusted basis partially offsetting the decreases in the BRIC countries.

       Americas revenue of $19,130 million decreased 5.5 percent as reported, but was flat adjusted for currency (3 points) and divestitures (2 points) compared to the first six months of 2014. North America declined 4.6 percent as reported and 1 percent adjusted for divestitures (2 points) and currency (1 point). The U.S. decreased 2.7 percent as reported and 1 percent adjusted for divestitures. Revenue in Latin American growth market countries decreased 11.2 percent as reported, but grew 6 percent adjusted for currency (13 points) and divestitures (4 points). Within the growth markets, Brazil decreased 22.7 percent as reported and 4 percent adjusted for currency (17 points) and divestitures (2 points), while Mexico had strong growth of 6.4 percent as reported and 20 percent adjusted for currency (8 points) and divestitures (5 points).

  EMEA revenue of $12,695 million for the first six months of 2015 decreased 18.2 percent as reported, but was flat adjusted for currency (14 points) and divestitures (4 points) on a year-to-year basis. Major market countries were down 18.2 percent as reported, but were flat adjusted for currency (16 points) and divestitures (3 points). Growth market countries were down 18.5 percent as reported and 4 percent adjusted for divestitures (9 points) and currency (5 points). In the first half of the year, there was mixed performance within the major market countries with growth on an adjusted basis in the UK and Germany, and declines in France and Italy. Within the growth markets, the growth on an adjusted basis in the Middle East and Africa region was more than offset by declines in the central and eastern European countries, including Russia which decreased 34.0 percent as reported and 23 percent adjusted for divestitures in the first six months of the year.

Management Discussion – (continued)

 Asia Pacific revenue of $8,404 million for the first six months of 2015 decreased 18.4 percent as reported and 1 percent adjusted for currency (9 points) and divestitures (8 points) year over year. Japan decreased 12.7 percent as reported, but grew 5 percent adjusted for currency (15 points) and divestitures (3 points). On an adjusted basis, growth in Japan was more than offset by a decline in growth markets. Overall, growth market countries decreased 22.4 percent as reported and 6 percent adjusted for divestitures (11 points) and currency (5 points). Within the growth markets, China decreased 38.5 percent as reported and 22 percent adjusted for divestitures (17 points) and currency. India decreased 8.4 percent as reported, but grew 3 percent adjusted for divestitures (8 points) and currency (3 points).

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Total consolidated expense and other (income)	$6,165	$6,696	(7.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	(72)	(94)	(23.6)
Acquisition-related charges	(7)	(4)	97.7
Non-operating retirement-related (costs)/income	(74)	(7)	976.3
Operating (non-GAAP) expense and other (income)	$6,012	$6,591	(8.8)%
Total consolidated expense-to-revenue ratio	29.6%	27.8%	1.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	28.9%	27.4%	1.5	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Total consolidated expense and other (income)	$12,617	$14,140	(10.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	(151)	(186)	(18.6)
Acquisition-related charges	(8)	(10)	(23.8)
Non-operating retirement-related (costs)/income	(395)	(77)	412.2
Operating (non-GAAP) expense and other (income)	$12,063	$13,868	(13.0)%
Total consolidated expense-to-revenue ratio	31.2%	30.6%	0.7	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.9%	30.0%	(0.1)	pts.

       Total expense and other (income) decreased 7.9 percent in the second quarter and decreased 10.8 percent in the first six months of 2015 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 8.8 percent in the second quarter and decreased 13.0 percent in the first six months of 2015 compared to the second quarter and first six months of 2014, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and six months ended June 30, 2015:	Three Months		Six Months		Three Months		Six Months
Currency*	(11)	points	(10)	points	(11)	points	(9)	points
System x divestiture	(2)	points	(2)	points	(2)	points	(2)	points
Divestiture gains	1	point	1	point	1	point	1	point
Workforce rebalancing	3	points	(2)	points	3	points	(2)	points

* Reflects impacts of translation and hedging programs.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,230	$4,803	(11.9)%
Advertising and promotional expense	341	347	(1.8)
Workforce rebalancing charges	178	11	nm
Retirement-related costs	193	171	12.3
Amortization of acquired intangible assets	72	94	(23.6)
Stock-based compensation	92	100	(8.0)
Bad debt expense	74	67	10.8
Total consolidated selling, general and administrative expense	$5,179	$5,593	(7.4)%
Non-operating adjustments:
Amortization of acquired intangible assets	(72)	(94)	(23.6)
Acquisition-related charges	(2)	(4)	(40.8)
Non-operating retirement-related (costs)/income	(63)	(27)	135.1
Operating (non-GAAP) selling, general and administrative expense	$5,042	$5,468	(7.8)%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$8,307	$9,402	(11.6)%
Advertising and promotional expense	653	685	(4.6)
Workforce rebalancing charges	463	879	(47.3)
Retirement-related costs	631	403	56.6
Amortization of acquired intangible assets	151	186	(18.6)
Stock-based compensation	178	188	(5.1)
Bad debt expense	157	122	28.4
Total consolidated selling, general and administrative expense	$10,541	$11,865	(11.2)%
Non-operating adjustments:
Amortization of acquired intangible assets	(151)	(186)	(18.6)
Acquisition-related charges	(2)	(10)	(76.6)
Non-operating retirement-related (costs)/income	(371)	(114)	225.1
Operating (non-GAAP) selling, general and administrative expense	$10,017	$11,555	(13.3)%

       Total selling, general and administrative (SG&A) expense decreased 7.4 percent in the second quarter of 2015 versus the prior year. The decrease was primarily driven by currency (8 points) and the impact of the divested System x business (2 points), partially offset by higher workforce rebalancing charges (4 points). Operating (non-GAAP) expense decreased 7.8 percent year to year driven by primarily the same factors.

       SG&A expense decreased 11.2 percent in the first six months of 2015 versus the first six months of 2014. The decrease was primarily driven by currency (8 points), lower workforce rebalancing charges (3 points) and the impact of the divested System x business (2 points), partially offset by an increase in retirement-related costs which included an additional retirement-related obligation of $230 million related to a court ruling in Spain. Operating (non-GAAP) expense decreased 13.3 percent year to year driven by primarily the same factors, excluding the Spain pension obligation which was not reflected in operating (non-GAAP) expense. Bad debt expense increased $35 million year to year. The receivables provision coverage was 2.7 percent at June 30, 2015, an increase of 50 basis points from year-end 2014 and 80 basis points from June 30, 2014.

Management Discussion – (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Total consolidated research, development and engineering expense	$1,300	$1,361	(4.5)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(11)	20	nm
Operating (non-GAAP) research, development and engineering expense	$1,289	$1,381	(6.7)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Total consolidated research, development and engineering expense	$2,598	$2,763	(6.0)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(24)	37	nm
Operating (non-GAAP) research, development and engineering expense	$2,574	$2,800	(8.1)%

nm - not meaningful

       Research, development and engineering (RD&E) expense was 6.2 percent and 6.4 percent of revenue in the second quarter and first six months of 2015, respectively, compared to 5.7 percent and 6.0 percent in prior year periods, respectively. RD&E expense decreased 4.5 percent in the second quarter of 2015 versus the second quarter of 2014 primarily driven by currency (5 points) and the impact of the divested System x business (5 points), partially offset by increased base spending (5 points) and higher expense due to acquisitions (1 point). Operating (non-GAAP) RD&E expense decreased 6.7 percent in the second quarter of 2015 compared to the prior year driven by the same factors. RD&E expense decreased 6.0 percent in the first six months of 2015 versus the first six months of 2014 primarily driven by currency (5 points) and the impact of the divested System x business (5 points), partially offset by increased base spending (3 points) and higher expense due to acquisitions (1 point). Operating (non-GAAP) RD&E expense decreased 8.1 percent in the first six months of 2015 compared to the prior year driven by the same factors.

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$30	$77	(60.9)%
Licensing/royalty-based fees	27	30	(9.5)
Custom development income	71	83	(15.3)
Total	$128	$191	(32.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$102	$170	(40.2)%
Licensing/royalty-based fees	59	63	(7.0)
Custom development income	141	165	(14.7)
Total	$301	$398	(24.4)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant individual IP transactions in the second quarter and first six months of 2015 and 2014.

Management Discussion – (continued)

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(25)	$5	nm %
(Gains)/losses on derivative instruments	(134)	14	nm
Interest income	(18)	(22)	(20.2)
Net (gains)/losses from securities and investment assets	(22)	(1)	nm
Other	(102)	(198)	(48.6)
Total consolidated other (income) and expense	$(301)	$(202)	48.9%
Non-operating adjustment:
Acquisition-related charges	(5)	‒	nm
Operating (non-GAAP) other (income) and expense	$(306)	$(202)	51.5%

nm - not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$65	$49	33.9%
(Gains)/losses on derivative instruments	(311)	19	nm
Interest income	(37)	(44)	(17.7)
Net (gains)/losses from securities and investment assets	(23)	4	nm
Other	(139)	(357)	(61.0)
Total consolidated other (income) and expense	$(444)	$(330)	34.8%
Non-operating adjustment:
Acquisition-related charges	(5)	0	nm
Operating (non-GAAP) other (income) and expense	$(450)	$(330)	36.4%

nm - not meaningful

       The increase in income of $99 million year over year in the second quarter was primarily driven by higher gains on derivative instruments ($148 million) and higher foreign currency transaction gains ($30 million), partially offset by a lower level of gains on divestitures ($102 million), primarily associated with divestiture of the customer care business in the second quarter of 2014. The increase in income of $115 million year over year in the first six months was primarily driven by increased gains on derivative instruments ($330 million), partially offset by a reduction in gains on divestitures ($201 million), primarily associated with divestiture of the customer care business in the prior year.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Interest expense	$115	$136	(15.0)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Interest expense	$223	$240	(7.3)%

       The decrease in interest expense in the second quarter and first six months of 2015 versus the same periods of 2014 was primarily driven by lower average debt levels, partially offset by higher average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2015 was $252 million and $499 million, respectively, a decrease of $7 million and $20 million, respectively, versus the comparable prior year periods.

Management Discussion – (continued)

Retirement-Related Plans

       The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2015	2014	Change
Retirement-related plans – cost:
Service cost	$123	$126	(1.9)%
Amortization of prior service costs/(credits)	(25)	(29)	(14.3)
Cost of defined contribution plans	276	319	(13.5)
Total operating costs/(income)	$375	$416	(9.9)%
Interest cost	$830	$1,010	(17.8)%
Expected return on plan assets	(1,472)	(1,604)	(8.3)
Recognized actuarial losses	816	622	31.2
Curtailments/settlements	3	8	(59.4)
Multi-employer plans/other costs	8	16	(50.9)
Total non-operating costs/(income)	$186	$52	255.7%
Total retirement-related plans – cost	$560	$468	19.7%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2015	2014	Change
Retirement-related plans – cost:
Service cost	$239	$250	(4.3)%
Amortization of prior service costs/(credits)	(51)	(59)	(13.6)
Cost of defined contribution plans	565	643	(12.2)
Total operating costs/(income)	$753	$834	(9.7)%
Interest cost	$1,664	$2,016	(17.5)%
Expected return on plan assets	(2,945)	(3,203)	(8.0)
Recognized actuarial losses	1,646	1,254	31.2
Curtailments/settlements	7	13	(42.0)
Multi-employer plans/other costs	256	95	170.3
Total non-operating costs/(income)	$627	$175	259.0%
Total retirement-related plans – cost	$1,380	$1,009	36.8%

        In the second quarter of 2015, total pre-tax retirement-related plan cost increased by $92 million compared to the second quarter of 2014, primarily driven by an increase in recognized actuarial losses ($194 million) and lower expected return on plan assets ($132 million), partially offset by lower interest cost ($180 million) and lower defined contribution plan costs ($43 million). Total cost for the first six months of 2015 increased by $371 million versus the first six months of 2014, primarily driven by an increase in recognized actuarial losses ($392 million), higher pension obligations resulting from a court ruling in Spain ($175 million) and lower expected return on plan assets ($258 million), partially offset by lower interest cost ($353 million) and lower defined contribution plan costs ($78 million).

    As discussed in the “Snapshot” on page 48, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2015 were $375 million, a decrease of $41 million compared to the second quarter of 2014, primarily driven by lower defined contribution plans cost ($43 million). Non-operating costs of $186 million increased $133 million in the second quarter of 2015 year to year, driven primarily by an increase in recognized actuarial losses ($194 million) and lower expected return on plan assets ($132 million), partially offset by lower interest cost ($180 million). For the first six months of 2015, operating retirement-related costs were $753 million, a decrease of $81 million compared to the first six months of 2014, primarily driven by lower defined contribution plan costs ($78 million). Non-operating costs of $627 million increased $453 million in the first six months of 2015 compared to the prior year, driven primarily by an increase in recognized actuarial losses ($392

Management Discussion – (continued)

million), higher pension obligations resulting from a court ruling in Spain ($175 million) and lower expected return on plan assets ($258 million), partially offset by lower interest cost ($353 million).

Taxes

        The continuing operations effective tax rate for the second quarter of 2015 was 16.5 percent, a decrease of 4.0 points compared to the second quarter of 2014. The continuing operations effective tax rate for the first six months of 2015 was 17.8 percent, a decrease of 2.7 points compared to the first six months of 2014. The operating (non-GAAP) tax rate for the second quarter of 2015 was 17.2 percent, a decrease of 3.3 points versus the second quarter of 2014. The operating (non-GAAP) tax rate for the first six months of 2015 was 18.4 percent, a decrease of 2.1 points versus the first six months of 2014.

       The lower rates in both periods were the result of a more favorable mix of geographic income year to year, as well as one time net discrete benefits primarily due to foreign tax audit activity which concluded in the second quarter (approximately $127 million).

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

       The amount of unrecognized tax benefits at December 31, 2014 increased by $8 million in the second quarter of 2015 and increased by $60 million in the first six months of 2015 to $5,164 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4,208 million at June 30, 2015.

       In April 2010, the company appealed the determination of the Japanese Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $980 million adjusted for currency, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal was denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government appealed the ruling to the Tokyo High Court. On March 25, 2015, the Tokyo High Court ruled in favor of IBM and, on April 7, 2015, the Japanese government appealed the ruling to the Japan Supreme Court. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice, currently valued at approximately $842 million from the Indian Tax Authorities for 2009. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At June 30, 2015, the company has recorded $498 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

       In the first quarter of 2014, the IRS commenced its audit of the company’s U.S. income tax returns for 2011 and 2012. The company anticipates that this audit will be completed by the end of 2015.

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

Management Discussion – (continued)

			Yr. to Yr.
			Percent
For the three months ended June 30:	2015	2014	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$3.58	$4.23	(15.4)%
Basic	$3.59	$4.25	(15.5)%
Diluted operating (non-GAAP)	$3.84	$4.43	(13.3)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	986.7	1,005.1	(1.8)%
Basic	982.3	999.6	(1.7)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2015	2014	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$6.01	$6.62	(9.2)%
Basic	$6.03	$6.67	(9.6)%
Diluted operating (non-GAAP)	$6.75	$7.08	(4.7)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	989.5	1,023.5	(3.3)%
Basic	985.2	1,017.4	(3.2)%

       Actual shares outstanding at June 30, 2015 were 979.5 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2015 were 18.5 million and 34.0 million shares lower, respectively, than the same periods in 2014. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

       The loss from discontinued operations, net of tax, was $77 million and $165 million in the second quarter and first six months, respectively, of 2015 compared to $115 million and $261 million in the second quarter and first six months, respectively, of 2014. The discontinued operations effective tax rate in the second quarter of 2015 was 30.5 percent compared to 35.1 percent in the second quarter of 2014 and was 28.3 percent in the first six months of 2015 compared to 31.2 percent in the prior year period.

Financial Position

Dynamics

       At June 30, 2015, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $8,760 million. Total debt of $38,668 million decreased $2,136 million from prior year-end levels, driven by maturities of $4,463 million, partially offset by new debt issuances of $2,768 million. Within total debt, $26,098 million, or approximately 67 percent, is in support of the Global Financing business. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first six months of 2015, the company generated $7,494 million in cash from operations, an increase of $589 million compared to the first six  months of 2014. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 79, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Current assets	$45,186	$49,422
Current liabilities	35,535	39,600
Working capital	$9,651	$9,822

Current ratio	1.27:1	1.25:1

       Working capital decreased $171 million from the year-end 2014 position. The key changes are described below:

Current assets decreased $4,236 million ($2,745  million adjusted for currency), due to:

•         A decline of $2,948 million ($2,273 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances; and

•         A decline of $973 million ($633 million adjusted for currency) in trade and other accounts receivable driven by collections of higher year-end balances; and

•         A decline of $496 million (a decrease of $352 million adjusted for currency) in prepaid expenses and other current assets driven by decreases in derivative assets and counterparty collateral postings, partially offset by

•         An increase of $367 million ($369 million adjusted for currency) in marketable securities.

       Current liabilities decreased $4,065 million ($3,022 million adjusted for currency), as a result of:

•         A decrease in taxes of $1,445 million ($1,305 million adjusted for currency) primarily driven by income tax payments; and

•         A decrease in accounts payable of $922 million ($774 million adjusted for currency) reflecting declines from typically higher year-end balances and the wind-down of the divested System x business payables; and

•         A decrease in other accrued expenses and liabilities of $712 million ($549 million adjusted for currency) driven by workforce rebalancing payments; and

•         A decrease in deferred income of $545 million driven by currency related declines of $378 million; and

•         A decrease in short-term debt of $402 million ($325 million adjusted for currency) primarily as a result of maturities of $4,463 million, partially offset by reclassifications of $3,334 million from long term to reflect upcoming maturities and issuances of $622 million.

Cash Flow

       The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion – (continued)

(Dollars in millions)
For the six months ended June 30:	2015	2014
Net cash provided by/(used in) continuing operations:
Operating activities	$7,494	$6,905
Investing activities	(1,371)	(965)
Financing activities	(5,970)	(6,933)
Effect of exchange rate changes on cash and cash equivalents	(236)	(8)
Net change in cash and cash equivalents	$(83)	$(1,000)

       Net cash provided by operating activities increased by $589 million as compared to the first six months of 2014 driven by the following factors:

•      A decrease in income taxes paid of $1,446 million; and

•         An improvement in accounts payable of $376 million driven by a lower opening balance; partially offset by

•         An increase in performance based compensation payments of $459 million; and

•         Performance related declines within net income.

       Net cash used in investing activities increased $406 million compared to the first six months in 2014 driven by:

•         Lower cash sourced from sales of short-term marketable securities and other investments of $658 million; and

•         A decrease in net cash related to acquisitions and divestitures of $432 million; partially offset by

•         Higher cash from non-operating finance receivables of $719 million.

       Net cash used in financing activities decreased $963 million as compared to the first six months of 2014 driven by the following factors:

•         A decrease of $9,524 million of cash used for gross share repurchases, partially offset by

•         A decrease in net cash sourced from debt transactions of $8,102 million driven by a lower level of issuances in the current year; and

•         An increase in dividend payments of $279 million.

Noncurrent Assets and Liabilities
	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Noncurrent assets	$67,543	$68,110
Long-term debt	$33,339	$35,073
Noncurrent liabilities (excluding debt)	$30,017	$30,844

       The decrease in noncurrent assets of $567 million (an increase of $1,166 million adjusted for currency) was driven by:

•         A decrease of $770 million in long-term financing receivables ($293 million adjusted for currency) reflecting seasonal reductions from higher year-end balances; and

•         A decrease of $597 million in deferred taxes ($393 million adjusted for currency); and

•         A decrease of $226 million in investments and sundry assets ($76 million adjusted for currency) driven by declines in derivative assets; partially offset by

Management Discussion – (continued)

•         An increase in retirement plans assets of $1,280 million ($1,326 million adjusted for currency) driven by the expected returns on plan assets.

       Long-term debt decreased $1,734 million ($1,311 million adjusted for currency) from the year-end balance primarily driven by:

•         Reclassifications of $3,334 million to reflect upcoming maturities, partially offset by

•         Issuances of $2,146 million.

       The decrease in noncurrent liabilities (excluding debt) of $827 million (an increase of $348 million adjusted for currency) was driven by:

•        A decrease in retirement and nonpension postretirement liabilities of $963 million driven by a currency impact of $800 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Total company debt	$38,668	$40,804
Total Global Financing segment debt	$26,098	$29,103
Debt to support external clients	22,632	25,531
Debt to support internal clients	3,466	3,572
Non-Global Financing debt	$12,571	$11,701

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 83.

       Non-Global Financing debt of $12,571 million was up $869 million from December 31, 2014, but decreased $4,514 million from the second quarter of 2014.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 55.4 percent at June 30, 2015 compared to 59.4 percent at December 31, 2014 and 56.1 percent at June 30, 2014. The year to year change was primarily driven by the reduction in non-Global Financing debt, partially offset by pension, currency and the Microelectronics divestiture-related charges in the second half of 2014.

       Consolidated debt-to-capitalization ratio at June 30, 2015 was 73.6 percent versus 77.3 percent at December 31, 2014 and 72.6 percent at June 30, 2014.

Equity

       Total equity increased by $1,823 million from December 31, 2014 as a result of an increase in retained earnings of $3,425 million, an increase in retirement-related amounts of $1,077 million, and an increase in common stock of $393 million, partially offset by an increase in treasury stock of $2,447 million primarily due to common stock repurchases and declines of $549 million related to currency translation.

Management Discussion – (continued)

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

       In the first half of 2015, the company continued to see signs that its transformation efforts are working. The company continues to move aggressively and decisively to reshape the business to best address the long term value in enterprise IT. The company continued to shift investments and resources, establish new partnerships and ecosystems and introduce new innovations to the marketplace. Each action that the company takes contributes to its transformation and improves the business for the long term. However, these actions also impact the current year. In the first half, total revenue was essentially flat year to year, adjusted for currency and the impact of divested businesses. Revenue from the strategic imperatives grew more than 30 percent adjusted for currency and divestitures. There was significant strength in high-end systems, as the company’s new products address the most contemporary workloads in data, cloud and mobile. This strength, together with the overall shift to higher value and the company’s portfolio actions, drove margin expansion for the company. In addition, the company made several bold moves that build on the momentum started in 2014, including: the introduction of the z13 mainframe; the hybrid cloud announcement; a set of initiatives around the Internet of Things; the launch of Watson Health; the completion of the Microelectronics divestiture; the breakthrough in semiconductor innovation in 7 nanometer technology; the announcement that Spark technology will be embedded into the analytics and commerce platforms; and, the new cloud partnership with Box.

       Looking forward in 2015, in July 2015, the company stated that it expects to deliver GAAP earnings per share from continuing operations to be in the range of $14.25 to $15.00, and it continues to expect operating (non-GAAP) earnings per share to be in the range of $15.75 to $16.50. The company stated earlier in 2015 that it expected to improve its free cash flow realization year to year, and that it expected realization to be in the mid to high 80’s percent level in 2015. In July 2015, the company stated that it expects full year realization to be about 90 percent. Therefore, even at the low end of the operating (non-GAAP) profit range, the company now expects a modest year to year improvement in free cash flow for the year. Consistent with its prior expectations, the primary variable between the high and low end of the operating (non-GAAP) profit range is the software revenue trajectory for the year. From a margin perspective, for the full year, the company continues to expect to expand operating (non-GAAP) margins, primarily driven by the portfolio actions. The company also expects to continue a high level of investment – shifting that investment to areas where it sees the best opportunities. In addition, the company will continue to return value to shareholders through both share repurchase and dividends.

       In the present currency environment, and considering the impact from the completed divestitures, total revenue as reported is expected to decline in 2015. At July 2015 spot rates, the company expects the negative impact from currency on revenue to be approximately 8-9 points in the third quarter and approximately 7-8 points for the full year. The impact of divested businesses is expected to be 4 points in the third quarter and 3 points for the full year 2015. Therefore, the combined negative impact of currency at these spot rates and the divested businesses is expected to be approximately 12 points in the third quarter and 10-11 points for the full year. Also, as with all companies with a similar global business profile, with the dollar strengthening, the company expects currency will have a significant translation impact on its profit growth. The estimated impact to operating (non-GAAP) earnings growth in the first half was approximately $0.35 per share. Based on first-half performance and July 2015 spot rates, the company now expects currency to impact operating (non-GAAP)

Management Discussion – (continued)

earnings year-to-year growth by more than $0.80 per share for the full year. The expected impact from currency has worsened slightly from April 2015. In the third quarter, over the past few years, the company has typically seen about a $1 billion decrease in revenue from the second to the third quarter. The company expects this year would be no different than the typical seasonality – therefore, with approximately $1 billion less revenue quarter-to-quarter, third quarter revenue would be about the same as the first quarter of 2015. What will be different in 2015 is the mix of business relative to the historical track, but even with that, the company expects to continue to expand operating (non-GAAP) margins in the third quarter, driven by the portfolio actions. When examining some of the other dynamics in the third quarter, from a year to year perspective – currency impact, level of investments, workforce rebalancing charges – the third quarter profit trajectory looks similar to the second quarter. There are some differences – for example, there was no divestiture gain in the third quarter of 2014 financial results, but, on balance, the company expects that the year to year profit would be similar to the second quarter. This would be the same for the operating (non-GAAP) earnings per share trajectory as well. Through the first half of 2015, relative to the low end of the operating (non-GAAP) earnings per share expectations, the company’s performance is at the same point as the prior year, and ahead of 2013 performance. In the third quarter, as described above, the company expects to end the quarter with approximately 63-64 percent of the low end of the earnings per share guidance achieved, consistent with prior years. Where the company finishes the year within its expectations range will primarily depend on whether there is a change in trajectory of the software business. Importantly, as the company progresses with its transformation, the company expects to exit 2015 as a higher value business.

       Within the company’s earnings per share expectation for 2015, with the flow through from the prior year share reduction, the first half repurchase amount and the remaining authorization, the company is expecting a 2-3 point benefit from share repurchases—less than the benefit in 2014. At the end of June 2015, the company had approximately $4 billion of repurchase authorization remaining.

  The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate will be approximately 20 percent. The tax rate in the first half of 2015 reflected a benefit from certain discrete items. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2015 pre-tax retirement-related plan cost to be approximately $2.6 billion, an increase of approximately $600 million compared to 2014. This estimate reflects current pension plan assumptions at December 31, 2014. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, a decrease of approximately $100 million versus 2014. Non-operating retirement-related plan cost is expected to be approximately $1.1 billion, an increase of approximately $700 million compared to 2014, driven by increased recognized actuarial losses and the additional Spain pension-related obligation. Contributions for all retirement-related plans are expected to be approximately $2.7 billion in 2015, an increase of approximately $100 million compared to 2014.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar affect the company’s financial results and financial position. At June 30, 2015, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2014. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the

Management Discussion – (continued)

company’s year-to-year revenue and earnings per share growth in the first six months of 2015. Based on the currency rate movements in the first six months of 2015, total revenue decreased 12.7 percent as reported and decreased 4.5 percent at constant currency versus the first six months of 2014. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $450 million in the first six months of 2015 on an as reported basis, and a decrease of approximately $600 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $30 million in the first six months of 2014 on both an as reported and operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

        The company continues to monitor the economic conditions in Venezuela. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In March 2014, the company adopted the SICAD 1 rate of 10.7 BsF per USD. In the first quarter of 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in Other (income) and expense in the Consolidated Statement of Earnings. In February 2015, the Venezuelan government created a new foreign exchange platform, the Marginal Currency System, or SIMADI.  The company will continue to monitor transactions from these exchange systems going-forward in 2015.  At the June 30, 2015 SICAD rate of 12.8 Bolivar to the U.S. dollar, the company’s net asset position in Venezuela was $47 million, reflecting a $3 million currency loss recorded in the second quarter. The company’s operations in Venezuela comprised less than 1 percent of total 2014 and 2013 revenue, respectively.

Liquidity and Capital Resources

      In the company’s 2014 Annual Report, on pages 65 to 68, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2015, those amounts are $7.5 billion for net cash from operating activities, $8.8 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. The company’s five-year global credit facility expires on November 10, 2019.

      The major rating agencies’ ratings on the company’s debt securities at June 30, 2015 appear in the table below. The agency ratings remain unchanged from December 31, 2014. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 21, 2015, March 30, 2015 and June 24, 2015, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2015, the fair value of those instruments that were in a liability position was $212 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2014 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and

Management Discussion – (continued)

uses of cash in that format on page 73. The following is management’s view of cash flows for the first six months of 2015 and 2014 prepared in a manner consistent with the table and description on pages 66 and 67 of the company’s 2014 Annual Report.

(Dollars in millions)
For the six months ended June 30:	2015	2014
Net cash from operating activities per GAAP	$7,494	$6,905
Less: the change in Global Financing receivables	1,214	1,503
Net cash from operating activities, excluding Global Financing receivables	6,280	5,402
Capital expenditures, net	(1,830)	(1,796)
Free cash flow	4,450	3,606
Acquisitions	(708)	(603)
Divestitures	81	408
Share repurchases	(2,303)	(11,828)
Dividends	(2,366)	(2,086)
Non-Global Financing debt	391	5,019
Other (includes Global Financing receivables and Global Financing debt)	739	4,140
Change in cash, cash equivalents and short-term marketable securities	$284	$(1,345)

        Free cash flow of $4,450 million for the first six months of 2015 increased $844 million year to year. The increase was driven primarily by a reduction in cash tax payments of $1.4 billion compared to the first half of 2014 and an improvement in sales cycle working capital. This was partially offset by the remaining working capital impact to cash flow from the System x divestiture ($0.2 billion), a higher level of payments for performance-based compensation ($0.5 billion) which was accrued for in 2014 and performance-related declines in net income. Net capital expenditures of $1.8 billion increased $34 million year to year, and spending included a shift as the company continues to build out the cloud data centers. In the first six months of 2015, the company continued to focus its cash utilization on returning value to shareholders including $2.4 billion in dividends and $2.3 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2014 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2015. Contributions related to all retirement-related plans are expected to be approximately $2.7 billion in 2015. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
External revenue	$478	$504	$939	$1,016
Internal revenue	704	685	1,290	1,303
Total revenue	1,182	1,189	2,229	2,318
Cost	375	360	717	682
Gross profit	$807	$829	$1,513	$1,637
Gross profit margin	68.3%	69.7%	67.9%	70.6%
Pre-tax income	$613	$593	$1,128	$1,188
After-tax income	$410	$397	$755	$800
Return on equity*	43.9%	39.0%	39.4%	40.2%

* See page 83 for the details of the after-tax income and return on equity calculation.

       The decrease in revenue in the second quarter, as compared to the same period in 2014, was due to:

•         A decline in external revenue of 5.2 percent as reported, but an increase of 7.0 percent adjusted for currency, due to a decrease in financing revenue (down 12.4 percent to $344 million), partially offset by an increase in equipment sales revenue (up 19.4 percent to $132 million); partially offset by

•         An increase in internal revenue of 2.7 percent, due to an increase in used equipment sales revenue (up 6.9 percent to $627 million), partially offset by a decrease in financing revenue (down 22.1 percent to $77 million).

       The decrease in revenue in the first six months, as compared to the same period in 2014, was due to:

•         A decline in external revenue of 7.5 percent as reported, but an increase of 2.9 percent adjusted for currency, due to decreases in financing revenue (down 8.9 percent to $714 million) and equipment sales revenue (down 3.5 percent to $223 million); and

•         A decline in internal revenue of 1.0 percent, due to a decrease in financing revenue (down 18.5 percent to $170 million), partially offset by an increase in used equipment sales revenue (up 2.4 percent to $1,120 million).

       The decreases in both external and internal financing revenue in the second quarter and for the first six months of 2015, compared to the same periods in 2014, were due to a decrease in the average asset balance as well as lower asset yields.

       Global Financing gross profit decreased 2.6 percent in the second quarter of 2015, compared to the same period in 2014, due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit. Gross profit decreased 7.6 percent in the first six months of 2015, compared to the same period in 2014, due to decreases in financing gross profit and used equipment sales gross profit. The gross profit margin decreased 1.4 points and 2.7 points in the second quarter and for the first six months respectively, of 2015, compared to the same periods in 2014, due to margin decreases in financing and used equipment sales.

       Global Financing pre-tax income increased 3.5 percent to $613 million in the second quarter of 2015, compared to the same period in 2014, due to decreases in financing receivables provisions ($22 million) and in selling, general and administrative expenses ($20 million), partially offset by the decrease in gross profit ($22 million). Pre-tax income decreased 5.1 percent to $1,128 million in the first six months of 2015, compared to the same period in 2014, due to the decrease in gross profit ($124 million), partially offset by decreases in selling, general and administrative expenses ($60 million) and in

Management Discussion – (continued)

financing receivables provisions ($4 million). The decreases in financing receivables provisions for both periods were due to lower specific reserve requirements in the current year.

      The increase in return on equity in the second quarter of 2015, compared to the same period of 2014, was due to a lower average equity balance and the increase in after-tax income. The decrease in return on equity for the first six months of 2015, compared to the same period of 2014, was due to the decrease in after-tax income, partially offset by a lower average equity balance.

Financial Position

Balance Sheet
	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$1,380	$1,538
Net investment in sales-type and direct financing leases	7,873	8,263
Equipment under operating leases — external clients (1)	698	774
Client loans	12,845	14,290
Total client financing assets	21,416	23,327
Commercial financing receivables	6,546	8,424
Intercompany financing receivables (2) (3)	4,454	4,611
Other receivables	374	368
Other assets	492	577
Total assets	$34,662	$38,845
Intercompany payables (2)	$2,773	$3,631
Debt (4)	26,098	29,103
Other liabilities	2,068	2,094
Total liabilities	30,939	34,828
Total equity	3,723	4,017
Total liabilities and equity	$34,662	$38,845

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

        In addition to the actions previously described, in certain circumstances, the company may take mitigation actions to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

Management Discussion – (continued)

       At June 30, 2015, substantially all financing assets were IT related assets, and approximately 57 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Client financing	$3,960	$3,335	$6,964	$6,355
Commercial financing	9,488	9,765	18,315	20,126
Total	$13,448	$13,101	$25,279	$26,480

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first six months of 2015 which resulted in a net decline in financing assets from December 2014.  New originations of both client financing and commercial financing assets exceeded cash collections in the second quarter of 2015, which resulted in a net increase in financing assets in this quarter. The increase in originations in the second quarter of 2015 was due to an increase in volumes in client financing compared to the second quarter of 2014. The decrease in originations in the first six months of 2014 was due to a decrease in volumes in commercial financing compared to the same period in the prior year.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At June 30,	At December 31,
(Dollars in millions)	2015	2014
Gross financing receivables	$27,364	$31,007
Specific allowance for credit losses	565	484
Unallocated allowance for credit losses	87	96
Total allowance for credit losses	652	580
Net financing receivables	$26,712	$30,427
Allowance for credit losses coverage	2.4%	1.9%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2015	Used*	(Reductions)	Other**	June 30, 2015
$580	$(6)	$94	$(16)	$652

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.9 percent at December 31, 2014, to 2.4 percent at June 30, 2015, primarily due to an increase in specific reserve requirements. Specific reserves increased 17 percent from $484 million at December 31, 2014, to $565 million at June 30, 2015. Unallocated reserves decreased 9 percent from $96 million at December 31, 2014, to $87 million at June 30, 2015, primarily due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was $43 million for the three months ended June 30, 2015, compared to $65 million for the same period in 2014.  Global Financing’s bad debt expense was $94 million for the six months ended June 30, 2015, compared to $98 million for the same period in 2014.  The year-to-year decreases in bad debt expense were due to lower specific reserve requirements, primarily in China, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from lease returns, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned off of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 64.4 percent and 60.4 percent of Global Financing's revenue in the second quarter and first six months, respectively, of 2015, and 58.7 percent and 57.2 percent in the second quarter and first six months, respectively, of 2014. The increases in both periods were due to a higher volume of used equipment sales for internal transactions. The gross profit margins on these sales were 66.8 percent and 67.1 percent in the second quarter of 2015 and 2014, respectively. The gross profit margins were 65.4 percent and 67.5 percent in the first six months of 2015 and 2014, respectively. The decrease in the gross profit margin for the six month period ending June 30, 2015 was primarily driven by a margin decrease in internal equipment sales.

       The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2015 and June 30, 2015. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2015 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $360 million and $117 million for the financing transactions originated during the quarters ended June 30, 2015 and 2014, respectively and $461 million and $203 million for the six months ended June 30, 2015 and 2014, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $47 million and $56 million for the financing transactions originated during the quarters ended June 30, 2015 and 2014, respectively, and $96 million and $101 million for the six months ended June 30, 2015 and 2014, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $25 million and $7 million for the financing transactions originated during the quarters ended June 31, 2015 and 2014, respectively and $33 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. The cost of guarantees was $2.5 million and $0.7 million for the quarters ended June 30, 2015 and 2014, respectively and $3.3 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	June 30, 2015 Balance
	January 1,	June 30,				2018 and
(Dollars in millions)	2015	2015	2015	2016	2017	Beyond
Sales-type and direct financing
leases	$671	$674	$74	$182	$188	$230
Operating leases	166	146	35	51	40	20
Total unguaranteed residual
value	$837	$820	$109	$233	$228	$250
Related original amount
financed	$15,636	$15,174
Percentage	5.4%	5.4%

Management Discussion – (continued)

Debt
	At June 30,	At December 31,
	2015	2014
Debt-to-equity ratio	7.0x	7.2x

        The company funds Global Financing through borrowings using a debt-to-equity ratio of 7 to 1. The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM.  The terms of the intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm's-length pricing.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 79 and in “Segment Information” on pages 28 and 29.

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

(Dollars in millions)	At June 30, 2015		At December 31, 2014
Global Financing Segment		$26,098		$29,103
Debt to support external clients	$22,632		$25,531
Debt to support internal clients	3,466		3,572
Non-Global Financing Segments		12,571		11,701
Debt supporting operations	16,036		15,274
Intercompany activity	(3,466)		(3,572)
Total company debt		$38,668		$40,804

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Numerator
Global Financing after-tax income*	$410	$397	$755	$800
Annualized after-tax income (a)	$1,638	$1,587	$1,510	$1,601
Denominator
Average Global Financing equity (b)**	$3,734	$4,067	$3,828	$3,986
Global Financing return on equity (a)/(b)	43.9%	39.0%	39.4%	40.2%

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

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section on page 48 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,390	$88		$112		$10,590
Gross profit margin	49.9%	0.4	pts.	0.5	pts.	50.9%
S,G&A	$5,179	$(74)		$(63)		$5,042
R,D&E	1,300	—		(11)		1,289
Other (income) and expense	(301)	(5)		—		(306)
Total expense and other (income)	6,165	(80)		(74)		6,012
Pre-tax income from continuing operations	4,224	168		186		4,578
Pre-tax margin from continuing operations	20.3%	0.8	pts.	0.9	pts.	22.0%
Provision for income taxes*	$698	$28		$61		$788
Effective tax rate	16.5%	0.0	pts.	0.7	pts.	17.2%
Income from continuing operations	$3,526	$140		$124		$3,790
Income margin from continuing operations	16.9%	0.7	pts.	0.6	pts.	18.2%
Diluted earnings per share from
continuing operations	$3.58	$0.14		$0.12		$3.84

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$12,044	$105		$45		$12,195
Gross profit margin	50.1%	0.4	pts.	0.2	pts.	50.7%
S,G&A	$5,593	$(98)		$(27)		$5,468
R,D&E	1,361	—		20		1,381
Other (income) and expense	(202)	0		—		(202)
Total expense and other (income)	6,696	(98)		(7)		6,591
Pre-tax income from continuing operations	5,348	203		52		5,603
Pre-tax margin from continuing operations	22.2%	0.8	pts.	0.2	pts.	23.3%
Provision for income taxes*	$1,096	$41		$10		$1,147
Effective tax rate	20.5%	0.0	pts.	0.0	pts.	20.5%
Income from continuing operations	$4,251	$163		$42		$4,456
Income margin from continuing operations	17.7%	0.7	pts.	0.2	pts.	18.5%
Diluted earnings per share from
continuing operations	$4.23	$0.16		$0.04		$4.43

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$19,842	$179		$233		$20,253
Gross profit margin	49.1%	0.4	pts.	0.6	pts.	50.1%
S,G&A	$10,541	$(154)		$(371)		$10,017
R,D&E	2,598	—		(24)		2,574
Other (income) and expense	(444)	(5)		—		(450)
Total expense and other (income)	12,617	(159)		(395)		12,063
Pre-tax income from continuing operations	7,225	338		627		8,190
Pre-tax margin from continuing operations	17.9%	0.8	pts.	1.6	pts.	20.3%
Provision for income taxes*	$1,283	$56		$170		$1,510
Effective tax rate	17.8%	0.0	pts.	0.7	pts.	18.4%
Income from continuing operations	$5,942	$281		$457		$6,680
Income margin from continuing operations	14.7%	0.7	pts.	1.1	pts.	16.5%
Diluted earnings per share from
continuing operations	$6.01	$0.28		$0.46		$6.75

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$22,671	$209		$98		$22,978
Gross profit margin	49.0%	0.5	pts.	0.2	pts.	49.6%
S,G&A	$11,865	$(196)		$(114)		$11,555
R,D&E	2,763	—		37		2,800
Other (income) and expense	(330)	0		—		(330)
Total expense and other (income)	14,140	(196)		(77)		13,868
Pre-tax income from continuing operations	8,531	405		175		9,110
Pre-tax margin from continuing operations	18.4%	0.9	pts.	0.4	pts.	19.7%
Provision for income taxes*	$1,749	$81		$35		$1,865
Effective tax rate	20.5%	0.0	pts.	0.0	pts.	20.5%
Income from continuing operations	$6,782	$324		$140		$7,246
Income margin from continuing operations	14.7%	0.7	pts.	0.3	pts.	15.7%
Diluted earnings per share from
continuing operations	$6.62	$0.32		$0.14		$7.08

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 12, “Contingencies,” on pages 43 to 45 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2015.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
April 1, 2015 - April 30, 2015	2,310,449	$164.45	2,310,449	$4,657,523,726

May 1, 2015 - May 31, 2015	2,080,531	$172.28	2,080,531	$4,299,089,762

June 1, 2015 - June 30, 2015	2,337,821	$167.34	2,337,821	$3,907,888,949

Total	6,728,801	$167.87	6,728,801

* On October 28, 2014, the Board of Directors authorized $5.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

Date: July 28, 2015
	By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller