Form 10-Q
period 2015-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2015-10-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

        The registrant had 970,110,126 shares of common stock outstanding at September 30, 2015.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2015	2014	2015	2014
Revenue:
Services	$12,327	$13,869	$37,290	$41,979
Sales	6,501	8,034	20,990	25,180
Financing	452	494	1,403	1,521
Total revenue	19,280	22,397	59,682	68,680
Cost:
Services	8,067	8,868	24,776	27,100
Sales	1,544	2,398	4,895	7,269
Financing	233	257	733	765
Total cost	9,844	11,523	30,405	35,135
Gross profit	9,436	10,874	29,278	33,545
Expense and other (income):
Selling, general and administrative	4,731	5,281	15,273	17,146
Research, development and engineering	1,287	1,354	3,885	4,117
Intellectual property and custom
development income	(188)	(145)	(489)	(543)
Other (income) and expense	(133)	(103)	(578)	(433)
Interest expense	117	126	340	367
Total expense and other (income)	5,815	6,513	18,431	20,654
Income from continuing operations before
income taxes	3,621	4,361	10,846	12,891
Provision for income taxes	659	906	1,943	2,655
Income from continuing operations	$2,962	$3,455	$8,904	$10,237
Loss from discontinued operations, net of tax	(12)	(3,437)	(176)	(3,698)
Net income	$2,950	$18	$8,727	$6,539

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$3.02	$3.46	$9.03	$10.09
Discontinued operations	(0.01)	(3.44)	(0.18)	(3.65)
Total	$3.01	$0.02	$8.85	$6.44
Basic:
Continuing operations	$3.04	$3.48	$9.07	$10.15
Discontinued operations	(0.01)	(3.46)	(0.18)	(3.67)
Total	$3.03	$0.02	$8.89	$6.48

Weighted-average number of common
shares outstanding: (millions)
Assuming dilution	979.0	997.7	986.0	1,014.9
Basic	975.1	991.8	981.8	1,008.9

Cash dividend per common share	$1.30	$1.10	$3.70	$3.15

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	$2,950	$18	$8,727	$6,539
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(1,015)	(1,126)	(1,365)	(848)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(102)	0	(85)	1
Reclassification of (gains)/losses to net income	0	0	0	5
Total net changes related to available-for-sale securities	(101)	0	(85)	6
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	36	524	467	596
Reclassification of (gains)/losses to net income	(273)	58	(843)	91
Total unrealized gains/(losses) on cash flow hedges	(237)	582	(376)	687
Retirement-related benefit plans:
Prior service costs/(credits)	0	0	6	1
Net (losses)/gains arising during the period	(2)	1	14	48
Curtailments and settlements	11	7	19	20
Amortization of prior service (credits)/costs	(25)	(29)	(76)	(88)
Amortization of net (gains)/losses	823	635	2,479	1,923
Total retirement-related benefit plans	807	615	2,441	1,905
Other comprehensive income/(loss), before tax	(547)	71	616	1,749
Income tax (expense)/benefit related to items of
other comprehensive income	(176)	(680)	(895)	(1,126)
Other comprehensive income/(loss)	(724)	(609)	(280)	623
Total comprehensive income/(loss)	$2,227	$(591)	$8,448	$7,162

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$9,480	$8,476
Marketable securities	88	0
Notes and accounts receivable - trade (net of allowances of $362
in 2015 and $336 in 2014)	7,987	9,090
Short-term financing receivables (net of allowances of $488 in 2015
and $452 in 2014)	16,195	19,835
Other accounts receivable (net of allowances of $53 in 2015 and
$40 in 2014)	931	2,906
Inventories, at lower of average cost or market:
Finished goods	388	430
Work in process and raw materials	1,224	1,674
Total inventories	1,613	2,103
Deferred taxes	1,660	2,044
Prepaid expenses and other current assets	4,158	4,967
Total current assets	42,112	49,422
Property, plant and equipment	29,229	39,034
Less: Accumulated depreciation	18,568	28,263
Property, plant and equipment — net	10,661	10,771
Long-term financing receivables (net of allowances of $121 in 2015
and $126 in 2014)	9,517	11,109
Prepaid pension assets	4,033	2,160
Deferred taxes	3,690	4,808
Goodwill	30,275	30,556
Intangible assets — net	2,775	3,104
Investments and sundry assets	5,586	5,603
Total assets	$108,649	$117,532

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in millions)	At September 30,	At December 31,
2015	2014
Liabilities:
Current liabilities:
Taxes	$2,883	$5,084
Short-term debt	7,538	5,731
Accounts payable	5,166	6,864
Compensation and benefits	3,785	4,031
Deferred income	10,458	11,877
Other accrued expenses and liabilities	3,902	6,013
Total current liabilities	33,732	39,600
Long-term debt	32,122	35,073
Retirement and nonpension postretirement benefit obligations	17,012	18,261
Deferred income	3,593	3,691
Other liabilities	8,739	8,892
Total liabilities	95,198	105,518
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	53,220	52,666
Shares authorized: 4,687,500,000
Shares issued:	2015 - 2,219,559,126
2014 - 2,215,209,574
Retained earnings	142,898	137,793
Treasury stock - at cost	(154,669)	(150,715)
Shares:	2015 - 1,249,449,000
2014 - 1,224,685,815
Accumulated other comprehensive income/(loss)	(28,155)	(27,875)
Total IBM stockholders’ equity	13,294	11,868
Noncontrolling interests	157	146
Total equity	13,450	12,014
Total liabilities and equity	$108,649	$117,532

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net income	$8,727	$6,539
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,981	2,428
Amortization of intangibles	884	1,018
Stock-based compensation	369	416
Net (gain)/loss on asset sales and other	584	(262)
Loss on Microelectronics business disposal	48	3,346
Changes in operating assets and liabilities, net of acquisitions/divestitures	(864)	(2,675)
Net cash provided by operating activities	11,729	10,809

Cash flows from investing activities:
Payments for property, plant and equipment	(2,670)	(2,793)
Proceeds from disposition of property, plant and equipment	314	325
Investment in software	(407)	(336)
Acquisition of businesses, net of cash acquired	(821)	(650)
Divestitures of businesses, net of cash transferred	(488)	489
Non-operating finance receivables — net	1,334	948
Purchases of marketable securities and other investments	(2,101)	(1,513)
Proceeds from disposition of marketable securities and other investments	2,125	1,765
Net cash used in investing activities	(2,714)	(1,765)

Cash flows from financing activities:
Proceeds from new debt	3,701	5,642
Payments to settle debt	(5,389)	(3,108)
Short-term borrowings/(repayments) less than 90 days — net	1,080	3,888
Common stock repurchases	(3,846)	(13,547)
Common stock transactions — other	271	549
Cash dividends paid	(3,636)	(3,176)
Net cash used in financing activities	(7,818)	(9,753)

Effect of exchange rate changes on cash and cash equivalents	(194)	(447)
Net change in cash and cash equivalents	1,004	(1,155)

Cash and cash equivalents at January 1	8,476	10,716
Cash and cash equivalents at September 30	$9,480	$9,561

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other
comprehensive income/(loss)
Net income		8,727			8,727		8,727
Other comprehensive income/(loss)				(280)	(280)		(280)
Total comprehensive income/(loss)					$8,448		$8,448
Cash dividends paid –
common stock		(3,636)			(3,636)		(3,636)
Common stock issued under
employee plans (4,349,552 shares)	556				556		556
Purchases (954,158 shares) and
sales (484,817 shares) of treasury
stock under employee plans – net		14	(93)		(79)		(79)
Other treasury shares purchased,
not retired (24,293,844 shares)			(3,861)		(3,861)		(3,861)
Changes in other equity	(2)				(2)		(2)
Changes in noncontrolling interests						11	11
Equity - September 30, 2015	$53,220	$142,898	$(154,669)	$(28,155)	$13,294	$157	$13,450

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2014	$51,594	$130,042	$(137,242)	$(21,602)	$22,792	$137	$22,929
Net income plus other
comprehensive income/(loss)
Net income		6,539			6,539		6,539
Other comprehensive income/(loss)				623	623		623
Total comprehensive income/(loss)					$7,162		$7,162
Cash dividends paid –
common stock		(3,176)			(3,176)		(3,176)
Common stock issued under
employee plans (6,354,088 shares)	792				792		792
Purchases (1,124,077 shares) and
sales (894,291 shares) of treasury
stock under employee plans – net		(1)	(95)		(96)		(96)
Other treasury shares purchased,
not retired (70,854,767 shares)			(13,280)		(13,280)		(13,280)
Changes in other equity	60				60		60
Changes in noncontrolling interests						3	3
Equity - September 30, 2014	$52,446	$133,403	$(150,616)	$(20,978)	$14,255	$140	$14,395

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

       On October 20, 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations to GLOBALFOUNDRIES. The assets and liabilities of the Microelectronics business were reported as held for sale at December 31, 2014, and the operating results of the Microelectronics business have been reported as discontinued operations. The transaction closed on July 1, 2015. Refer to Note 9, Acquisitions/Divestitures,” for additional information on the transaction. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware and its System z brand to z Systems.

       Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2014 Annual Report.

       Noncontrolling interest amounts of $2.4 million and $2.4 million, net of tax, for the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $4.2 million, net of tax, for the nine months ended September 30, 2015 and 2014, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

       Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:  In September 2015, the Financial Accounting Standards Board (FASB) issued guidance eliminating the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is not expected to have a material impact in the consolidated financial results.

       In July 2015, the FASB issued guidance which requires all inventories, except those using the last-in, first-out or retail methods, to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable cost of completion, disposal and transportation. The guidance is effective January 1, 2017 with early adoption permitted. The guidance is not expected to have a material impact in the consolidated financial results.

       In May 2015, the FASB issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in disclosure only and will not have a material impact in the consolidated financial results.

       In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial

Notes to Consolidated Financial Statements – (continued)

statement presentation only and will not have a material impact in the consolidated financial results. At September 30, 2015, the company had approximately $74 million in debt issuance costs included in investments and sundry assets in the Consolidated Statement of Financial Position.

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

       In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance was initially effective January 1, 2017 and early adoption was not permitted. In August 2015, the FASB issued guidance which provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. The company is currently evaluating the impact of the new guidance, the effective date and the method of adoption.

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. In the third quarter of 2014, the company recorded an impairment on certain assets that were initially reported as held for sale at September 30, 2014. See note 9, “Acquisitions/Divestitures,” for additional information. There were no material impairments of non-financial assets for the nine months ended September 30, 2015.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$4,626	$—	$4,626
Commercial paper	—	275	—	275
Money market funds	2,155	—	—	2,155
U.S. government securities	—	0	—	0
Canadian government securities	—	186	—	186
Other securities	—	7	—	7
Total	2,155	5,094	—	7,250	(6)
Debt securities - current (2)	—	88	—	88	(6)
Debt securities - noncurrent (3)	1	8	—	9
Trading security investments (3)	54	—	—	54
Available-for-sale equity investments (3)	160	—	—	160
Derivative assets (4)
Interest rate contracts	—	739	—	739
Foreign exchange contracts	—	542	—	542
Equity contracts	—	2	—	2
Total	—	1,283	—	1,283	(7)
Total assets	$2,371	$6,473	$—	$8,844	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$187	$—	$187
Equity contracts	—	43	—	43
Interest rate contracts	—	0	—	0
Total liabilities	$—	$230	$—	$230	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2015 were $502 million and $781 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2015 were $167 million and $63 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $180 million.

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

       There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2015. During the year ended December 31, 2014, the company transferred trading security investments valued at $74 million from Level 2 to Level 1 due to the expiration of certain regulatory restrictions.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2015 and December 31, 2014, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $32,122 million and $35,073 million, and the estimated fair value was $33,889 million and $37,524 million at September 30, 2015 and December 31, 2014, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2015:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$6	$3	$—	$9
Available-for-sale equity investments(1)	$272	$6	$118	$160

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2014:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$7	$3	$—	$9
Available-for-sale equity investments(1)	$272	$2	$31	$243

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       During the fourth quarter of 2014, the company acquired equity securities in conjunction with the sale of the industry standard server business which are classified as available-for-sale securities. Gross unrealized losses of $99 million and $86 million related to available-for-sale securities for the three and nine months ended September 30, 2015, respectively, were recorded in the Consolidated Statement of Financial Position.

       Based on an evaluation of available evidence as of September 30, 2015 and December 31, 2014, the company believes that unrealized losses on available-for-sale securities were temporary and did not represent a need for an other-than-temporary impairment. In determining whether an other-than-temporary decline in market value has occurred, the company considers the duration that, and extent to which, the fair value of the investment is below its cost, the financial condition and near-term prospects of the issuer and the company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The duration of the decline in market value of these securities has occurred over a short-term, and the company has the ability to hold these securities and has no plans to sell this investment prior to recovery of its cost basis.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended September 30:	2015	2014
Proceeds	$1	$1
Gross realized gains (before taxes)	0	0
Gross realized losses (before taxes)	0	0

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Proceeds	$7	$16
Gross realized gains (before taxes)	1	0
Gross realized losses (before taxes)	1	5

       The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended September 30:	2015	2014
Net unrealized gains/(losses) arising during the period	$(63)	$0
Net unrealized (gains)/losses reclassified to net income*	0	0

*There were no writedowns for the three months ended September 30, 2015 and 2014, respectively.

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Net unrealized gains/(losses) arising during the period	$(52)	$1
Net unrealized (gains)/losses reclassified to net income*	0	3

* There were no writedowns for the nine months ended September 30, 2015 and 2014, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2015.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2015 and December 31, 2014 was $12 million and $21 million, respectively, for which no collateral was posted at September 30, 2015 and December 31, 2014. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of September 30, 2015 and December 31, 2014 was $1,283 million and $1,432 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $180 million and $97 million at September 30, 2015 and December 31, 2014, respectively, of liabilities included in master netting

Notes to Consolidated Financial Statements – (continued)

arrangements with those counterparties. Additionally, at September 30, 2015 and December 31, 2014, this exposure was reduced by $193 million and $487 million of cash collateral, and $48 million and $31 million of non-cash collateral in U.S. Treasury securities, respectively, received by the company. At September 30, 2015 and December 31, 2014, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $862 million and $817 million, respectively.  At September 30, 2015 and December 31, 2014, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $50 million and $99 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30, 2015 or December 31, 2014 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $193 million and $487 million at September 30, 2015 and December 31, 2014, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2015 and December 31, 2014.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets, principally to fund its financing lease and loan portfolios. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2015 and December 31, 2014, the total notional amount of the company’s interest rate swaps was $6.4 billion and $5.8 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2015 and December 31, 2014 was approximately 7.5 years and 8.7 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2015 and December 31, 2014.

       At September 30, 2015 and December 31, 2014, net gains of approximately $1 million (before taxes) were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, gains of less than $1 million are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Notes to Consolidated Financial Statements – (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2015 and December 31, 2014, the total notional amount of derivative instruments designated as net investment hedges was $5.3 billion and $2.2 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2015 and December 31, 2014 was approximately 0.2 years for both periods.

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At September 30, 2015 and December 31, 2014, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.7 billion and $9.3 billion, respectively.  The weighted-average remaining maturity of these instruments at September 30, 2015 and December 31, 2014 was 0.6 years and 0.7 years, respectively.

       At September 30, 2015 and December 31, 2014, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $226 million and $602 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $207 million and $572 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately seven years. At September 30, 2015 and December 31, 2014, no amounts were outstanding under this program.

       At September 30, 2015 and December 31, 2014, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $2 million (before taxes) in accumulated other comprehensive income/(loss). Within these amounts, less than $1 million of losses are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $10.8 billion and $13.1 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation

Notes to Consolidated Financial Statements – (continued)

obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2015 and December 31, 2014.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2015 and December 31, 2014.

       The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2015 and December 31, 2014, the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion for both periods.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of September 30, 2015 and December 31, 2014, as well as for the three and nine months ended September 30, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of September 30, 2015 and December 31, 2014

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	9/30/2015	12/31/2014	Classification	9/30/2015	12/31/2014
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$—	$5	expenses and liabilities	$—	$0
	Investments and sundry
	assets	739	628	Other liabilities	—	—
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	299	632	expenses and liabilities	89	50
	Investments and sundry
	assets	5	17	Other liabilities	30	21

Fair value of derivative				Fair value of derivative
assets		$1,043	$1,281	liabilities	$119	$72

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$201	$90	expenses and liabilities	$36	$101
	Investments and sundry
	assets	37	37	Other liabilities	33	4
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	2	24	expenses and liabilities	43	14
	Investments and sundry
	assets	—	0	Other liabilities	—	5
Fair value of derivative				Fair value of derivative
assets		$241	$151	liabilities	$112	$125

Total debt designated as
hedging instruments:
Short-term debt		N/A	N/A		$—	$0
Long-term debt		N/A	N/A		$7,709	$7,766

Total		$1,283	$1,432		$7,939	$7,963

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended September 30, 2015 and 2014

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:		2015	2014	2015	2014
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$125	$16	$(99)	$11
	Interest expense	112	15	(88)	10
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	208	(452)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	0	(3)	N/A	N/A
Equity contracts	SG&A expense	(81)	(14)	N/A	N/A
	Other (income)
	and expense	(8)	5	N/A	N/A

Total		$357	$(433)	$(187)	$21

(Dollars in millions)	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing
For the three months
ended September 30:	2015	2014		2015	2014	2015	2014
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$0	$(1)	$—	$—
			Other (income)
Foreign exchange	36	524	and expense	185	(57)	0	(1)
contracts			Cost of sales	46	(4)	—	—
			SG&A expense	43	3	—	—
Instruments in net
investment hedges(3):
Foreign exchange
contracts	73	700	Interest expense	—	—	4	0

Total	$109	$1,224		$273	$(58)	$4	$(1)

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

(4)     For the three month periods ended September 30, 2015 and September 30, 2014, fair value hedges resulted in gains of $1 million and $2 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the nine months ended September 30, 2015 and 2014

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:		2015	2014	2015	2014
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$145	$129	$(63)	$(53)
	Interest expense	121	116	(53)	(47)
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	134	(533)	N/A	N/A
Interest rate contracts	Other (income)
	and expense	(2)	37	N/A	N/A
Equity contracts	SG&A expense	(63)	39	N/A	N/A
	Other (income)
	and expense	(5)	3	N/A	N/A

Total		$330	$(209)	$(116)	$(100)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing
For the nine months
ended September 30:	2015	2014		2015	2014	2015	2014
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$0	$(1)	$—	$—
			Other (income)
Foreign exchange	467	596	and expense	565	(33)	4	(1)
contracts			Cost of sales	154	(53)	—	—
			SG&A expense	124	(5)	—	—
Instruments in net
investment hedges(3):
Foreign exchange
contracts	592	624	Interest expense	—	—	6	(1)

Total	$1,059	$1,220		$843	$(91)	$10	$(2)

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

(4)     For the nine month periods ended September 30, 2015 and September 30, 2014, fair value hedges resulted in a loss of $2 million and a gain of $2 million in ineffectiveness, respectively.

      For the three and nine months ending September 30, 2015 and 2014, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements – (continued)

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Current:
Net investment in sales-type and direct financing leases	$3,252	$3,781
Commercial financing receivables	6,487	8,423
Client loan and installment payment receivables (loans)	6,456	7,631
Total	$16,195	$19,835
Noncurrent:
Net investment in sales-type and direct financing leases	$4,130	$4,449
Client loan and installment payment receivables (loans)	5,387	6,660
Total	$9,517	$11,109

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $635 million and $671 million at September 30, 2015 and December 31, 2014, respectively, and is reflected net of unearned income of $525 million and $517 million, and net of the allowance for credit losses of $222 million and $165 million at those dates, respectively.

       Commercial financing receivables, net of the allowance for credit losses of $16 million and $17 million at September 30, 2015 and December 31, 2014, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan receivables and installment payment receivables (loans), net of the allowance for credit losses of $371 million and $396 million at September 30, 2015 and December 31, 2014, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

       Client loan and installment payment receivables (loans) financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $593 million and $642 million at September 30, 2015 and December 31, 2014, respectively.

       The company did not have any financing receivables held for sale as of September 30, 2015 and December 31, 2014.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding current commercial financing receivables and other miscellaneous current financing receivables at September 30, 2015 and December 31, 2014. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At September 30, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,404	$1,480	$6,885
Loan receivables	9,067	3,147	12,214
Ending balance	$14,471	$4,627	$19,099
Collectively evaluated for impairment	$14,392	$4,160	$18,552
Individually evaluated for impairment	$79	$467	$546
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(4)	(35)	(39)
Provision	6	102	107
Other	(6)	(31)	(37)
Ending balance at September 30, 2015	$107	$486	$593
Lease receivables	$31	$191	$222
Loan receivables	$76	$295	$371

Collectively evaluated for impairment	$39	$34	$73
Individually evaluated for impairment	$68	$452	$520

(Dollars in millions)	Major	Growth
At December 31, 2014	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,702	$1,943	$7,645
Loan receivables	10,049	4,639	14,687
Ending balance	$15,751	$6,581	$22,332
Collectively evaluated for impairment	$15,665	$6,156	$21,821
Individually evaluated for impairment	$86	$425	$511
Allowance for credit losses:
Beginning balance at January 1, 2014
Lease receivables	$42	$80	$123
Loan receivables	95	147	242
Total	$137	$228	$365
Write-offs	(18)	(6)	(24)
Provision	3	240	243
Other	(12)	(11)	(23)
Ending balance at December 31, 2014	$111	$450	$561
Lease receivables	$32	$133	$165
Loan receivables	$79	$317	$396

Collectively evaluated for impairment	$42	$39	$81
Individually evaluated for impairment	$69	$411	$480

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

Financing Receivables on Non-Accrual Status

        The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Major markets	$2	$13
Growth markets	68	40
Total lease receivables	$70	$53

Major markets	$12	$27
Growth markets	127	151
Total loan receivables	$139	$178

Total receivables	$209	$231

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At September 30, 2015		At December 31, 2014
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$50	$46	$54	$47
Growth markets	299	286	299	293
Total	$348	$332	$353	$340

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$51	$—	$—
Growth markets	325	0	—
Total	$376	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$67	$0	$—
Growth markets	235	0	—
Total	$302	$0	$—

Notes to Consolidated Financial Statements – (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$—	$—
Growth markets	320	0	—
Total	$371	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2014:	Investment	Recognized	Cash Basis
Major markets	$72	$0	$—
Growth markets	185	0	—
Total	$256	$0	$—

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

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at September 30, 2015 and December 31, 2014. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company may take to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At September 30, 2015:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$621	$33	$1,042	$70
A1 – A3	1,170	124	1,963	263
Baa1 – Baa3	1,502	587	2,520	1,248
Ba1 – Ba2	1,172	229	1,966	488
Ba3 – B1	500	260	839	553
B2 – B3	400	171	672	365
Caa – D	39	76	65	161
Total	$5,404	$1,480	$9,067	$3,147

       At September 30, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (37 percent), Government (14 percent), Manufacturing (14 percent), Services (9 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (5 percent).

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

Past Due Financing Receivables

       The company views financing receivables as past due when payment has not been received after 90 days, measured from the billing date.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At September 30, 2015:	> 90 days*	Current	Receivables	and Accruing
Major markets	$7	$5,397	$5,404	$7
Growth markets	32	1,448	1,480	15
Total lease receivables	$39	$6,845	$6,885	$22

Major markets	$10	$9,057	$9,067	$10
Growth markets	35	3,112	3,147	21
Total loan receivables	$45	$12,169	$12,214	$31

Total	$85	$19,014	$19,099	$53

* Does not include accounts that are fully reserved.

				Recorded
	Total		Total	Investment
(Dollars in millions)	Past Due		Financing	> 90 Days
At December 31, 2014:	> 90 days*	Current	Receivables	and Accruing
Major markets	$6	$5,696	$5,702	$6
Growth markets	32	1,911	1,943	14
Total lease receivables	$38	$7,607	$7,645	$20

Major markets	$9	$10,040	$10,049	$9
Growth markets	35	4,603	4,639	18
Total loan receivables	$44	$14,643	$14,687	$27

Total	$82	$22,250	$22,332	$47

* Does not include accounts that are fully reserved.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the nine months ended September 30, 2015 and for the year ended December 31, 2014.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Cost	$24	$33	$78	$92
Selling, general and administrative	82	105	260	293
Research, development and engineering	11	13	37	41
Other (income) and expense*	(5)	—	(6)	(9)
Pre-tax stock-based compensation cost	111	150	369	416
Income tax benefits	(38)	(51)	(124)	(141)
Total net stock-based compensation cost	$73	$99	$244	$276

* Reflects the one-time effects related to divestitures in 2015 and 2014.

        Pre-tax stock-based compensation cost for the three months ended September 30, 2015 decreased $39 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units ($31 million), restricted stock units ($7 million) and in the company’s assumption of stock-based awards previously issued by acquired entities ($1 million). Pre-tax stock-based compensation cost for the nine months ended September 30, 2015 decreased $48 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units ($37 million), restricted stock units ($3 million) and the company’s assumption of stock-based awards previously issued by acquired entities ($8 million).

       The amount of stock-based compensation cost included in the loss from discontinued operations, net of tax, was immaterial in all periods.

       As of September 30, 2015, the total unrecognized compensation cost of $927 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

       There was no significant capitalized stock-based compensation cost at September 30, 2015 and 2014.

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

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems	Global	Total
(Dollars in millions)	Services	Services	Software	Hardware	Financing	Segments
For the three months
ended September 30, 2015:
External revenue	$7,937	$4,206	$5,136	$1,492	$447	$19,219
Internal revenue	190	120	785	121	584	1,800
Total revenue	$8,127	$4,326	$5,921	$1,613	$1,031	$21,019
Pre-tax income from
continuing operations	$1,274	$673	$1,899	$(24)	$562	$4,384
Revenue year-to-year change	(10.6)%	(13.0)%	(9.9)%	(38.3)%	(4.9)%	(13.6)%
Pre-tax income year-to-year
change	(21.6)%	(21.8)%	(18.6)%	(75.6)%	18.1%	(15.6)%
Pre-tax income margin	15.7%	15.6%	32.1%	(1.5)%	54.5%	20.9%

For the three months
ended September 30, 2014*:
External revenue	$8,837	$4,840	$5,708	$2,434	$487	$22,305
Internal revenue	252	135	862	182	598	2,029
Total revenue	$9,089	$4,975	$6,570	$2,616	$1,084	$24,334
Pre-tax income/(loss) from
continuing operations	$1,625	$861	$2,333	$(99)	$475	$5,195

Pre-tax income margin	17.9%	17.3%	35.5%	(3.8)%	43.9%	21.3%

* Reclassified to conform with 2015 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2015	2014
Revenue:
Total reportable segments	$21,019	$24,334
Eliminations of internal transactions	(1,800)	(2,029)
Other revenue	60	92
Total consolidated revenue	$19,280	$22,397

Pre-tax income from continuing operations:
Total reportable segments	$4,384	$5,195
Amortization of acquired intangible assets	(162)	(201)
Acquisition-related charges	(4)	0
Non-operating retirement-related (costs)/income	(204)	(71)
Eliminations of internal transactions	(380)	(402)
Unallocated corporate amounts	(14)	(160)
Total pre-tax income from continuing operations	$3,621	$4,361

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Global Services
	Global	Global
	Technology	Business		Systems	Global	Total
(Dollars in millions)	Services	Services	Software	Hardware	Financing	Segments
For the nine months
ended September 30, 2015:
External revenue	$23,891	$12,869	$16,165	$5,209	$1,386	$59,520
Internal revenue	589	380	2,519	320	1,874	5,683
Total revenue	$24,480	$13,249	$18,684	$5,529	$3,261	$65,203
Pre-tax income from
continuing operations	$3,516	$1,926	$6,107	$255	$1,690	$13,494
Revenue year-to-year change	(10.8)%	(12.6)%	(8.9)%	(32.0)%	(4.2)%	(12.6)%
Pre-tax income year-to-year
change	(22.0)%	(26.8)%	(11.9)%	nm	1.6%	(12.3)%
Pre-tax income margin	14.4%	14.5%	32.7%	4.6%	51.8%	20.7%

nm - not meaningful

For the nine months
ended September 30, 2014*:
External revenue	$26,696	$14,742	$17,857	$7,590	$1,502	$68,387
Internal revenue	739	416	2,652	541	1,900	6,248
Total revenue	$27,435	$15,158	$20,508	$8,131	$3,403	$74,635
Pre-tax income/(loss) from
continuing operations	$4,509	$2,633	$6,935	$(354)	$1,664	$15,386

Pre-tax income margin	16.4%	17.4%	33.8%	(4.4)%	48.9%	20.6%

* Reclassified to conform with 2015 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Revenue:
Total reportable segments	$65,203	$74,635
Eliminations of internal transactions	(5,683)	(6,248)
Other revenue	162	292
Total consolidated revenue	$59,682	$68,680

Pre-tax income from continuing operations:
Total reportable segments	$13,494	$15,386
Amortization of acquired intangible assets	(492)	(596)
Acquisition-related charges	(11)	(10)
Non-operating retirement-related (costs)/income	(831)	(246)
Eliminations of internal transactions	(1,294)	(1,433)
Unallocated corporate amounts	(19)	(209)
Total pre-tax income from continuing operations	$10,846	$12,891

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,015)	$(28)	$(1,043)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(102)	$39	$(63)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(101)	$39	$(62)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$36	$(9)	$27
Reclassification of (gains)/losses to:
Cost of sales	(46)	13	(33)
SG&A expense	(43)	13	(30)
Other (income) and expense	(185)	71	(114)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(237)	$88	$(149)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(2)	1	(1)
Curtailments and settlements	11	(4)	7
Amortization of prior service (credits)/costs	(25)	8	(16)
Amortization of net (gains)/losses	823	(281)	542
Total retirement-related benefit plans	$807	$(275)	$531
Other comprehensive income/(loss)	$(547)	$(176)	$(724)

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

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,365)	$(227)	$(1,593)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(85)	$33	$(52)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(85)	$33	$(52)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$467	$(166)	$301
Reclassification of (gains)/losses to:
Cost of sales	(154)	46	(109)
SG&A expense	(124)	36	(88)
Other (income) and expense	(565)	217	(348)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(376)	$132	$(243)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$6	$(2)	$4
Net (losses)/gains arising during the period	14	(5)	9
Curtailments and settlements	19	(6)	12
Amortization of prior service (credits)/costs	(76)	26	(50)
Amortization of net (gains)/losses	2,479	(846)	1,633
Total retirement-related benefit plans	$2,441	$(833)	$1,608
Other comprehensive income/(loss)	$616	$(895)	$(280)

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

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before
reclassifications	301	(1,593)	25	(52)	(1,319)
Amount reclassified from accumulated
other comprehensive income	(544)	0	1,583	0	1,039
Total change for the period	(243)	(1,593)	1,608	(52)	(280)
September 30, 2015	$148	$(3,335)	$(24,901)	$(67)	$(28,155)

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2014	$(165)	$332	$(21,767)	$(1)	$(21,602)
Other comprehensive income before
reclassifications	383	(1,090)	32	1	(674)
Amount reclassified from accumulated
other comprehensive income	61	0	1,235	3	1,299
Total change for the period	443	(1,090)	1,267	4	623
September 30, 2014	$277	$(758)	$(20,501)	$3	$(20,978)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$505	$408	23.9%
Nonpension postretirement plans – cost	68	67	0.3
Total	$573	$475	20.6%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$1,747	$1,280	36.5%
Nonpension postretirement plans – cost	206	204	0.9
Total	$1,953	$1,484	31.6%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2015	2014	2015	2014
Service cost	$—	$—	$116	$113
Interest cost	507	553	270	385
Expected return on plan assets	(988)	(1,024)	(481)	(565)
Amortization of prior service costs/(credits)	2	2	(24)	(28)
Recognized actuarial losses	414	264	392	351
Curtailments and settlements	—	—	11	7
Multi-employer plans/other costs	—	—	16	36
Total net periodic pension (income)/cost of defined
benefit plans	(65)	(205)	300	300
Cost of defined contribution plans	162	179	109	133
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$96	$(25)	$409	$433

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2015	2014	2015	2014
Service cost	$—	$—	$339	$346
Interest cost	1,521	1,659	810	1,170
Expected return on plan assets	(2,965)	(3,072)	(1,446)	(1,715)
Amortization of prior service costs/(credits)	7	7	(74)	(85)
Recognized actuarial losses	1,241	792	1,186	1,072
Curtailments and settlements	—	—	19	20
Multi-employer plan/other costs	—	—	272	131
Total net periodic pension (income)/cost of defined
benefit plans	(196)	(614)	1,107	938
Cost of defined contribution plans	500	554	335	402
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$304	$(60)	$1,443	$1,340

       In March 2014, the Supreme Court of Spain issued a ruling in litigation involving IBM Spain’s defined benefit (DB) and defined contribution (DC) plans. As a result of this ruling, the company recorded a pre-tax retirement-related obligation of $148 million in 2014 ($55 million in the first quarter; $20 million in the third quarter; and $73 million in the fourth quarter) in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. The Constitutional Court denied IBM Spain’s requested leave to appeal the decision. In March 2015, the National Audience Court issued a ruling that, in part, required IBM to stop making DC contributions and also ruled that the company should promptly reinstate the DB plan. As a result of this ruling, in the first quarter of 2015, the company recorded an additional pre-tax retirement-related obligation of $230 million in SG&A in the Consolidated Statement of Earnings. These obligations are reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the tables above. IBM Spain appealed that ruling and in May 2015, the National Audience Court dismissed the appeal. See note 12, "Contingencies" for additional information.

       In 2015, the company expects to contribute to its non-U.S. defined benefit and multi-employer plans approximately $600 million, which will be mainly contributed to the defined benefit pension plans in the UK, Japan, the Netherlands and Spain. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2015 were $271 million.

Notes to Consolidated Financial Statements – (continued)

The following tables provide the components of the cost/(income) for the company's nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2015	2014	2015	2014
Service cost	$6	$7	$2	$1
Interest cost	41	47	12	16
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	10	0	2	3
Curtailments and settlements	—	—	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$55	$51	$13	$16

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2015	2014	2015	2014
Service cost	$18	$20	$5	$5
Interest cost	122	140	39	48
Expected return on plan assets	—	—	(5)	(7)
Amortization of prior service costs/(credits)	(6)	(6)	(4)	(4)
Recognized actuarial losses	29	0	7	8
Curtailments and settlements	—	—	0	0
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$164	$154	$42	$50

9. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2015, the company completed seven acquisitions at an aggregate cost of $782 million.

The Software segment completed acquisitions of six privately held businesses: in the first quarter, AlchemyAPI, Inc. (AlchemyAPI) and Blekko, Inc. (Blekko); in the second quarter, Explorys, Inc. (Explorys) and Phytel, Inc. (Phytel); and in the third quarter, Compose, Inc. (Compose) and StrongLoop, Inc. (StrongLoop). Global Technology Services (GTS) completed one acquisition: in the second quarter, Blue Box Group, Inc. (Blue Box), a privately held company.

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities.  AlchemyAPI is a leading provider of scalable cognitive computing application program interface services and computing applications. Blekko technology provides advanced Web-crawling, categorization and intelligent filtering. Explorys provides secure cloud-based solutions for clinical integration, at-risk population management, cost of care measurement and pay-for-performance. Phytel is a leading provider of SaaS based population health management offerings that help providers identify patients at risk for care gaps and engage the patient to begin appropriate preventative care. Blue Box provides hosted, managed, OpenStack-based production-grade private clouds for the enterprise and service provider markets. Compose offers auto-scaling, production-ready databases to help software development teams deploy data services efficiently. StrongLoop is a leading provider of application development software that enables software developers to build applications using application programming interfaces. Purchase price consideration for these acquisitions as reflected in the following table, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2015.

Notes to Consolidated Financial Statements – (continued)

	Amortization	Total
(Dollars in millions)	Life (in yrs.)	Acquisitions
Current assets		$20
Fixed assets/noncurrent assets		63
Intangible assets:
Goodwill	N/A	637
Completed technology	5-7	79
Client relationships	7	41
Patents/trademarks	2-5	12
Total assets acquired		851
Current liabilities		(16)
Noncurrent liabilities		(53)
Total liabilities assumed		(70)
Total purchase price		$782

N/A - not applicable

        The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset. The overall weighted-average life of the identified amortizable intangible assets acquired is 5.8 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $574 million was assigned to the Software segment and goodwill of $62 million was assigned to the GTS segment. It is expected that 1 percent of the goodwill will be deductible for tax purposes.

       On September 24, 2015, the company announced it had entered into a definitive agreement to acquire the remaining shares of Advanced Application Corporation (AAC), an affiliate of JBCC Holdings Inc. and IBM Japan Ltd. AAC engages in system integration application development, software support and services. The acquisition closed on October 1, 2015.

On September 28, 2015, the company announced that it had entered into a definitive agreement to acquire Meteorix LLC (Meteorix), a privately held company based in Boston, Massachusetts. Meteorix offers consulting, deployment, integrations and on-going post production services for Workday Financial Management and Human Capital Management (HCM) applications. The acquisition is expected to close in the fourth quarter of 2015.

On October 5, 2015, the company announced that it had entered into a definitive agreement to acquire Cleversafe Inc. (Cleversafe), a privately held company based in Chicago, Illinois. Cleversafe is a leading developer and manufacturer of object-based storage software and appliances. The acquisition is expected to close in the fourth quarter of 2015.

On October 13, 2015, the company announced that it had closed the acquisition of Merge Healthcare Incorporated (Merge), a public company located in Chicago, Illinois. Merge is a leading provider of medical image handling and processing, interoperability and clinical systems designed to advance healthcare quality and efficiency. The enterprise value of the transaction was approximately $1 billion.

At the date of issuance of the financial statements, the initial purchase accounting for the AAC and Merge transactions was not complete.

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

Notes to Consolidated Financial Statements – (continued)

both development and production needs. As part of the transaction, the company will provide GLOBALFOUNDRIES with certain transition services, including IT, supply chain, packaging and test services and lab services. The initial term for these transition services is one to three years, with GLOBALFOUNDRIES having the ability to renew.

       In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems Hardware reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. Additional pre-tax charges of $108 million were recorded in the first nine months of 2015 related to the disposal. The cumulative pre-tax charge was $4.8 billion as of September 30, 2015. Additional charges may be recorded in future periods.

       All assets and liabilities of the business, which were held for sale at June 30, 2015, were transferred at closing. The company transferred $515 million of net cash to GLOBALFOUNDRIES in the third quarter of 2015. This amount included $750 million of cash consideration, adjusted by the amount of working capital due from GLOBALFOUNDRIES and other miscellaneous items. The remaining cash consideration will be transferred over three years.

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

Summarized financial information for discontinued operations is shown in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Total revenue	$—	$360	$720	$925
Income/(loss) from discontinued operations	$2	$(141)	$(177)	$(520)
Loss on disposal	(57)	(4,697)	(108)	(4,697)
Total loss from discontinued operations,
before income taxes	$(54)	$(4,838)	$(285)	$(5,217)
Provision/(benefit) for income taxes	(43)	(1,401)	(108)	(1,519)
Loss from discontinued operations, net of tax	$(12)	$(3,437)	$(176)	$(3,698)

			At September 30,	At December 31,
(Dollars in millions)			2015	2014
Assets:
Accounts receivable			$—	$245
Inventory			—	380
Property, plant & equipment – net			—	—
Other assets			—	92
Total assets			$—	$717
Liabilities:
Accounts payable			$—	$177
Deferred income			—	87
Other liabilities			—	163
Total liabilities			$—	$427

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

Notes to Consolidated Financial Statements – (continued)

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

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015 resulting in a pre-tax gain of $16 million in the first quarter of 2015. In the second quarter of 2015, an additional pre-tax gain of $36 million was recorded attributed to certain adjustments resolved during the quarter. No material adjustments were recorded during the third quarter of 2015.

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

       In  the second quarter of 2015, resolution of the final balance sheet adjustments was concluded.  In the third quarter of 2015, adjustments made to certain remaining provisions resulted in the recognition of an additional $2 million pre-tax gain. Through September 30, 2015, the cumulative pre-tax gain attributed to this transaction was $210 million.

Retail Store Solutions – On April 17, 2012, the company announced that it had signed a definitive agreement with Toshiba TEC for the sale of its Retail Store Solutions business. As part of the transaction, the company agreed to transfer the maintenance business to Toshiba TEC within three years of the original closing of the transaction.

The company completed the final phase of the transfer of the maintenance workforce to Toshiba in the second quarter of 2015. The parts and inventory transfer to Toshiba will commence in the fourth quarter of 2015 and is expected to be completed in 2016. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $8 million in the third quarter of 2015.

        Overall, the company has recognized a cumulative total pre-tax gain on the sale of approximately $518 million.

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

Notes to Consolidated Financial Statements – (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,329	$(593)	$736
Client relationships	1,670	(886)	784
Completed technology	2,431	(1,333)	1,098
Patents/trademarks	291	(156)	134
Other*	32	(9)	23
Total	$5,753	$(2,977)	$2,775

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2014
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,375	$(679)	$696
Client relationships	2,208	(1,271)	937
Completed technology	2,831	(1,533)	1,298
Patents/trademarks	374	(214)	161
Other*	18	(6)	12
Total	$6,806	$(3,702)	$3,104

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

     The net carrying amount of intangible assets decreased $328 million during the first nine months of 2015, primarily due to amortization, partially offset by intangible asset additions resulting from capitalized software and acquisitions. The aggregate intangible amortization expense was $290 million and $884 million for the third quarter and first nine months of 2015, respectively, versus $339 million and $1,018 million for the third quarter and first nine months of 2014, respectively. In addition, in the first nine months of 2015, the company retired $1,608 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

     The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2015:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2015 (for Q4)	$122	$167	$289
2016	369	625	994
2017	200	518	718
2018	45	358	402
2019	—	231	231

     The change in the goodwill balances by reportable segment, for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/15	Additions	Adjustments	Divestitures	Adjustments**	9/30/15
Global Business Services	$4,555	$—	$0	$(1)	$(187)	$4,367
Global Technology Services	3,530	62	0	—	(86)	3,506
Software	21,000	574	(1)	(8)	(608)	20,957
Systems Hardware	1,472	—	—	—	(27)	1,445
Total	$30,556	$637	$(1)	$(9)	$(907)	$30,275

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

       Purchase price adjustments recorded in the first nine months of 2015 and full year 2014 were related to acquisitions that were completed on or prior to December 31, 2014 or December 31, 2013, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. There were no goodwill impairment losses recorded during the first nine months of 2015 or the full year of 2014 and the company has no accumulated impairment losses.

11. Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Commercial paper	$1,600	$650
Short-term loans	653	480
Long-term debt – current maturities	5,286	4,601
Total	$7,538	$5,731

       The weighted-average interest rate for commercial paper at September 30, 2015 and December 31, 2014 was 0.1 percent for both periods. The weighted-average interest rate for short-term loans was 5.1 percent and 4.0 percent at September 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2015	12/31/2014
U.S. dollar notes and debentures (average interest rate at September 30, 2015):
1.41%	2015–2016	$5,274	$9,254
3.91%	2017–2018	8,773	6,835
2.24%	2019–2021	6,613	6,555
1.88%	2022	1,000	1,000
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
7.13%	2096	316	316
		$29,420	$31,404
Other currencies (average interest rate at September 30, 2015, in parentheses):		\
Euros (1.8%)	2015–2025	$5,033	$5,463
Pound sterling (2.7%)	2017–2022	1,597	1,176
Japanese yen (0.5%)	2017–2019	734	733
Swiss francs (6.3%)	2020	10	162
Canadian (2.2%)	2017	373	432
Other (10.9%)	2015–2020	176	367
		$37,343	$39,737
Less: net unamortized discount		840	853
Add: fair value adjustment*		904	792
		$37,407	$39,675
Less: current maturities		5,286	4,601
Total		$32,122	$35,073

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

        Pre-swap annual contractual maturities of long-term debt outstanding at September 30, 2015, are as follows:

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Total
2015 (for Q4)	$68
2016	5,257
2017	5,345
2018	4,673
2019	4,023
2020 and beyond	17,977
Total	$37,343

Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Cost of financing	$407	$407
Interest expense	346	366
Net investment derivative activity	(6)	1
Interest capitalized	(1)	3
Total interest paid and accrued	$746	$777

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

       The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2015 were not material to the Consolidated Financial Statements.

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

       In March 2011, the company announced that it had agreed to settle a civil enforcement action with the Securities and Exchange Commission (SEC) relating to alleged violations of the Foreign Corrupt Practices Act of 1977 (FCPA). On July 25, 2013, the court approved that 2011 settlement and required that for a two-year period IBM make reports to the SEC and the court on certain matters, including those relating to compliance with the FCPA. The two-year period expired in July 2015. In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM is cooperating with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) is also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ is also seeking information regarding the company's global FCPA compliance program and its public sector business. The company is cooperating with the DOJ in this matter.

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

In August 2015, IBM learned that the SEC is conducting an investigation relating to revenue recognition with respect to the accounting treatment of certain transactions in the U.S., U.K. and Ireland. The company is cooperating with the SEC in this matter.

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

       The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to

Notes to Consolidated Financial Statements – (continued)

these matters for all applicable years is approximately $450 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $5,972 million and $5,365 million at September 30, 2015 and December 31, 2014, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $1,888 million and $1,816 million at September 30, 2015 and December 31, 2014, respectively.

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

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $35 million and $46 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2015	2014
Balance at January 1	$197	$376
Current period accruals	117	186
Accrual adjustments to reflect actual experience	4	6
Charges incurred	(147)	(252)
Balance at September 30	$172	$316

Extended Warranty Liability

(Dollars in millions)	2015	2014
Aggregate deferred revenue at January 1	$536	$579
Revenue deferred for new extended warranty contracts	182	195
Amortization of deferred revenue	(192)	(214)
Other*	(28)	(21)
Aggregate deferred revenue at September 30	$498	$539
Current portion	$232	$257
Noncurrent portion	$267	$282

* Other primarily consists of foreign currency translation adjustments.

Notes to Consolidated Financial Statements – (continued)

14. Subsequent Events: On October 27, 2015, the company announced that the Board of Directors approved a quarterly dividend of $1.30 per common share. The dividend is payable December 10, 2015 to shareholders of record on November 10, 2015.

       On October 27, 2015, the company announced that the Board of Directors authorized $4.0 billion in additional funds for use in the company’s stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Snapshot

Financial Results Summary - Three Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended September 30:	2015	2014	Change
Revenue	$19,280	$22,397	(13.9)	%*
Gross profit margin	48.9%	48.6%	0.4	pts.
Total expense and other (income)	$5,815	$6,513	(10.7)%
Total expense and other (income)-to-revenue ratio	30.2%	29.1%	1.1	pts.
Income from continuing operations, before income taxes	$3,621	$4,361	(17.0)%
Provision for income taxes from continuing operations	$659	$906	(27.2)%
Income from continuing operations	$2,962	$3,455	(14.3)%
Income from continuing operations margin	15.4%	15.4%	(0.1)	pts.
Loss from discontinued operations, net of tax	$(12)	$(3,437)	(99.7)%
Net income	$2,950	$18	nm	%
Earnings per share from continuing operations:
Assuming dilution	$3.02	$3.46	(12.7)%
Basic	$3.04	$3.48	(12.6)%
Consolidated earnings per share - assuming dilution	$3.01	$0.02	nm	%
Weighted-average shares outstanding:
Assuming dilution	979.0	997.7	(1.9)%
Basic	975.1	991.8	(1.7)%

* (5.3) percent adjusted for currency; (1.4) percent adjusted for the System x divestiture and currency.
nm - not meaningful

Organization of Information:

       In October 2014, the company announced a definitive agreement to divest its Microelectronics business. The assets and liabilities of the Microelectronics business were reported as held for sale at December 31, 2014 and June 30, 2015. The operating results of the Microelectronics business are reported as discontinued operations. The transaction closed on July 1, 2015. In addition, in the first quarter of 2015, the company renamed its Systems & Technology segment to Systems Hardware and its System z brand to z Systems.

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 78 and 79 for additional information.

Divestitures:

       In 2014 and 2015, the company completed the divestitures of its customer care process outsourcing business to SYNNEX and its industry standard server business (System x) to Lenovo. For the customer care transaction, the initial closing date was January 31, 2014. For the System x transaction, the initial closing date was October 1, 2014. The company presents certain financial results in the Management Discussion excluding the effects of the customer care and/or the System x business divestitures. The company believes that presenting financial information without either or both of these items is more representative of operational performance and provides insights into, and clarifies the basis for, historical and/or future performance, which may be more useful to users of the financial statements.

Management Discussion – (continued)

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

        The following table provides the company’s (non-GAAP) operating earnings for the third quarter of 2015 and 2014.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2015	2014	Change
Net income as reported	$2,950	$18	nm %
Loss from discontinued operations, net of tax	(12)	(3,437)	(99.7)
Income from continuing operations	$2,962	$3,455	(14.3)%
Non-operating adjustments (net of tax):
Acquisition-related charges	170	159	6.8
Non-operating retirement-related costs/(income)	140	57	145.4
Operating (non-GAAP) earnings*	$3,272	$3,671	(10.9)%
Diluted operating (non-GAAP) earnings per share	$3.34	$3.68	(9.2)%

* See page 87 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful

Financial Performance Summary – Three Months Ended September 30:

       In the third quarter of 2015, the company delivered $19.3 billion in revenue, $3.0 billion in income from continuing operations and $3.3 billion in operating (non-GAAP) earnings resulting in diluted earnings per share from continuing operations of $3.02 as reported and $3.34 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $12 million in the third quarter of 2015 and a net loss of $3.4 billion in the third quarter of 2014 related to the divestiture of the Microelectronics business. On a consolidated basis, net income in the third quarter of 2015 was $3.0 billion, with diluted earnings per share of $3.01.

       For some time, the company has been describing the tremendous change in the industry as its clients move to new areas, get greater value from their data and IT environments and implement new business models. As the company transforms the business, it has been investing where it sees higher value over the longer term, driving growth in these higher value areas, while other areas decline as it shifts the business. The company’s third-quarter results reflect the progress being made in this transformation. The company’s strategic imperatives continued to grow at a strong double-digit rate. Both gross and net operating (non-GAAP) margins expanded year to year in the third quarter. The company generated $4.2 billion in cash from operations and $2.6 billion in free cash flow in the third quarter and continued a high level of investment, while returning $2.8 billion to shareholders in gross common stock repurchases and dividends.

Management Discussion – (continued)

       Total consolidated revenue decreased 13.9 percent as reported, but 1 percent year to year adjusted for the System x divestiture and currency in the third quarter of 2015. The year-to-year revenue performance included the impact of currency (9 points or $1.9 billion) and the divested System x business (4 points). Revenue in the quarter fell short of the company’s own expectations. The Global Business Services (GBS) transformation is taking longer as the market shifts away from some of the more traditional application areas, and the Storage disk business was weaker as more of the demand moves to the company’s flash products. In addition, while Software performance in the third quarter was consistent with performance in the first half of 2015, there was some weakness in transactions at the end of the quarter.

       Revenue in the strategic imperatives‒cloud, analytics, social, mobile and security‒grew 17 percent year to year as reported and 27 percent adjusted for currency and the System x divestiture in the third quarter. Cloud revenue was up more than 35 percent as reported and over 50 percent year to year adjusted for currency and the divestiture. For the 12 months ending September 30, 2015, cloud revenue was $9.4 billion and the company exited the quarter with an annual-as-a-Service run rate of $4.5 billion compared to $3.1 billion in the third quarter of 2014. Business analytics revenue grew 4 percent as reported and 13 percent adjusted for currency. Revenue in the areas of engagement–mobile, social and security– nearly doubled year to year in the third quarter on both an as reported and adjusted for currency basis. Security revenue increased 11 percent as reported (18 percent adjusted for currency), mobile revenue quadrupled and social revenue increased 24 percent (more than 30 percent adjusted for currency).

        From a segment perspective, the company made additional progress in its transformation and shift to the strategic imperatives. For example, Global Technology Services (GTS) is bringing more cloud, mobile and security to infrastructure services for new clients and to assist existing clients move to the future. GTS performance in the third quarter reflects growth in revenue, adjusted for currency and the System x divestiture, and growth in the backlog at constant currency. Additionally, in the Systems Hardware business, the company has repositioned the portfolio and delivered innovation as these systems run the most contemporary workloads. Throughout 2015, the Systems Hardware business has had strong growth in z Systems and continued success in Power Systems.

       The company is continuing to invest and add capabilities to accelerate the shift to higher value and to advance the transformation of the business. In the third quarter, the company committed additional capital, including:

•       The acquisition of Merge Healthcare to give Watson the ability to “see” millions of medical images,

•         The acquisitions of Cleversafe, Compose, StrongLoop and Meteorix, each bolstering the company’s cloud capabilities, and

•        The launch of the industry’s first consulting practice dedicated to cognitive business.

       The company’s approach is to integrate acquired content with its own organic capabilities, and leverage partnerships and a broader ecosystem to build new high value platforms such as Watson, SoftLayer, Bluemix and OpenPOWER.

       In the third quarter, Global Services revenue declined 11.2 percent as reported and 1 percent adjusted for currency (10 points) and the divestiture. GTS declined 10.2 percent as reported, but increased 1 percent adjusted for currency (11 points) and the divestiture (1 point). On an adjusted basis, GTS revenue has increased in six of the last seven quarters. GBS revenue decreased 13.1 percent as reported and 5 percent adjusted for currency. GBS has been shifting resources and investing to drive growth in the strategic imperatives, however weakness in consulting, specifically around enterprise applications, has impacted overall performance. Software revenue declined 10.0 percent (3 percent adjusted for currency) which was consistent with performance over the past year. Growth across the solution areas of security, analytics and social were more than offset by a continuing headwind from operating systems and a decline in transactional revenue. Systems Hardware revenue decreased 38.7 percent as reported and 2 percent adjusted for the divested System x business (34 points) and currency (3 points). Adjusted for currency, there was double-digit growth in z Systems, and growth in Power Systems capturing both the UNIX and Linux opportunity. Storage revenue decreased 18.6 percent (14 percent adjusted for currency) year to year in a challenging market.

  From a geographic perspective, revenue in the major markets declined 11.2 percent as reported and 1 percent year to year adjusted for currency (8 points) and the divestiture (3 points). On an adjusted basis, a revenue decline in the U.S. was partially offset by growth in Japan and Germany with sequential revenue performance improvement in the UK, France and Canada. Growth markets revenue decreased 22.4 percent as reported and 3 percent adjusted for currency (11 points) and the divested business (8 points) with growth in Latin America and Middle East and Africa more than offset by declines in Asia Pacific on an adjusted basis. On that basis, this represented a 2 point sequential improvement from second-quarter 2015 year-to-year performance. Revenue in the BRIC (Brazil, Russia, India and China) countries declined 30.1 percent as reported and 7 percent adjusted for currency (12 points) and the divestiture (11 points). On an adjusted basis, revenue performance in each of the four countries improved year to year compared to the second quarter of 2015.

Management Discussion – (continued)

  The consolidated gross profit margin of 48.9 percent increased 0.4 points versus the prior year. The operating (non-GAAP) gross margin of 50.0 percent increased 0.8 points compared to the prior year driven by a shift to higher value, primarily through portfolio actions and the relative strength of z Systems, partially offset by investments and contract mix in the Global Services business.

  Total expense and other (income) decreased 10.7 percent in the third quarter of 2015 versus the prior year. Total operating (non-GAAP) expense and other (income) decreased 11.5 percent compared to the prior year. The year-to-year drivers were approximately:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(9)	points	(9)	points
System x divestiture	(2)	points	(2)	points
Workforce rebalancing	2	points	2	points

* Reflects impacts of translation and hedging programs.

       The reduction in expense was driven primarily by currency and the fact that the divested System x business is no longer in the spending base. These benefits were partially offset by a higher level of workforce rebalancing charges ($0.1 billion). The reduction in operating (non-GAAP) expense was driven by the same factors. The company is continuing to shift spending within its large operational expense base; driving productivity and efficiency in some areas, while increasing investment in support of the strategic imperatives.

       Pre-tax income from continuing operations of $3.6 billion decreased 17.0 percent year to year. The continuing operations effective tax rate for the third quarter of 2015 was 18.2 percent, a decrease of 2.6 points versus the prior year. Income from continuing operations of $3.0 billion decreased 14.3 percent and the net income margin was 15.4 percent, essentially flat versus the third quarter of 2014. Losses from discontinued operations, net of tax, were $12 million in the third quarter of 2015 and $3.4 billion in the third quarter of 2014. Net income of $3.0 billion increased $2.9 billion year to year. Operating (non-GAAP) pre-tax income from continuing operations of $4.0 billion decreased 13.9 percent year to year. Operating (non-GAAP) income from continuing operations of $3.3 billion decreased 10.9 percent and the operating (non-GAAP) income margin from continuing operations of 17.0 percent increased 0.6 points. The operating (non-GAAP) effective tax rate from continuing operations in the third quarter of 2015 was 18.0 percent versus 20.8 percent in the third quarter of 2014. The lower tax rates year to year reflect discrete period benefits in the third quarter of 2015.

  Diluted earnings per share from continuing operations of $3.02 decreased 12.7 percent year to year. In the third quarter of 2015, the company repurchased 9.8 million shares of its common stock. Operating (non-GAAP) diluted earnings per share of $3.34 decreased 9.2 percent versus the prior year. Diluted earnings per share from discontinued operations was ($0.01) in the third quarter of 2015 compared to ($3.44) in the third quarter of 2014.

      The company generated $4.2 billion in cash flow provided by operating activities, an increase of $0.3 billion when compared to the third quarter of 2014, driven primarily by lower cash tax payments, partially offset by operational performance. Net cash used in investing activities of $1.3 billion was $0.5 billion higher than the prior year, primarily due to the net payment made in the third quarter of 2015 associated with the Microelectronics divestiture. Net cash used in financing activities of $1.8 billion decreased $1.0 billion compared to the third quarter of 2014, driven primarily by higher net cash proceeds from total debt.

       The third quarter results are a reflection of the transformation in the company’s business as it moves to areas with longer-term high value in enterprise IT. This is a longer term strategy. The company is creating new platforms and building ecosystems, much of this is an as-a-Services model. The company continues to invest at a higher level as it shifts its spending to the strategic imperatives. In October 2015, the company disclosed that it expects to deliver GAAP earnings per diluted share from continuing operations in the range of $13.25 to $14.25, and it expects to deliver operating (non-GAAP) earnings between $14.75 and $15.75 per diluted share from continuing operations for 2015. The company also stated that it expects free cash flow in 2015 to be relatively flat year to year. See the Looking Forward section on pages 77 and 78 for additional information on the company’s expectations.

Management Discussion – (continued)

Financial Results Summary - Nine Months Ended September 30:
			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the nine months ended September 30:	2015	2014	Change
Revenue	$59,682	$68,680	(13.1)	%*
Gross profit margin	49.1%	48.8%	0.2	pts.
Total expense and other (income)	$18,431	$20,654	(10.8)%
Total expense and other (income)-to-revenue ratio	30.9%	30.1%	0.8	pts.
Income from continuing operations, before income taxes	$10,846	$12,891	(15.9)%
Provision for income taxes from continuing operations	$1,943	$2,655	(26.8)%
Income from continuing operations	$8,904	$10,237	(13.0)%
Income from continuing operations margin	14.9%	14.9%	0.0	pts.
Loss from discontinued operations, net of tax	$(176)	$(3,698)	(95.2)%
Net income	$8,727	$6,539	33.5%
Earnings per share from continuing operations:
Assuming dilution	$9.03	$10.09	(10.5)%
Basic	$9.07	$10.15	(10.6)%
Consolidated earning per share - assuming dilution	$8.85	$6.44	37.4%
Weighted-average shares outstanding:
Assuming dilution	986.0	1,014.9	(2.8)%
Basic	981.8	1,008.9	(2.7)%

	9/30/15	12/31/14
Assets	$108,649	$117,532	(7.6)%
Liabilities	$95,198	$105,518	(9.8)%
Equity	$13,450	$12,014	12.0%

* (4.8) percent adjusted for currency; (0.8) percent adjusted for divestitures and currency.

        The following table provides the company’s (non-GAAP) operating earnings for the first nine months of 2015 and 2014.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2015	2014	Change
Net income as reported	$8,727	$6,539	33.5%
Loss from discontinued operations, net of tax	(176)	(3,698)	(95.2)
Income from continuing operations	$8,904	$10,237	(13.0)%
Non-operating adjustments (net of tax):
Acquisition-related charges	452	483	(6.6)
Non-operating retirement-related costs/(income)	597	197	203.3
Operating (non-GAAP) earnings*	$9,953	$10,917	(8.8)%
Diluted operating (non-GAAP) earnings per share	$10.09	$10.76	(6.2)%

* See page 88 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary – Nine Months Ended September 30:

        In the first nine months of 2015, the company reported $59.7 billion in revenue, and delivered $8.9 billion in income from continuing operations and diluted earnings per share from continuing operations of $9.03 as reported and $10.09 on an operating (non-GAAP) basis. The results of continuing operations exclude a net loss from discontinued operations of $0.2 billion in the first nine months of 2015 and a net loss of $3.7 billion in the first nine months of 2014 related to the divestiture of the Microelectronics business. On a consolidated basis, net income in the first nine months of 2015 was $8.7 billion, with diluted earnings per share of $8.85. The company generated $11.7 billion in cash from operations and $7.0 billion in free cash flow in the first nine months of 2015 enabling shareholder returns of $7.5 billion in gross common stock repurchases and dividends. Over the past 12 months, the company has generated $13.6 million in free cash flow, with realization of reported net income over 90 percent. In that same period, the company has reduced outstanding shares by 2 percent, and increased its dividend – returning approximately two-thirds of free cash flow to shareholders.

Management Discussion – (continued)

       The company continues to transform the business as it moves to where the company sees the longer-term high value in enterprise IT. In the first nine months of 2015, the company has expanded operational (non-GAAP) margins on a relatively stable revenue base, adjusted for currency and divestitures, while going through a transformation and reinventing the business. The company has maintained high levels of investment in research and development, capital expenditures and acquisitions as it shifts spending to the strategic imperatives. The investments have provided returns as evidenced by the strong revenue growth in the strategic imperatives. At the same time, the core business is declining – in a declining market – as the company delivers productivity to its clients for reinvestment in the new areas.

  Total consolidated revenue decreased 13.1 percent as reported and 1 percent year to year adjusted for divestitures and currency in the first nine months of 2015. Currency had an 8 point, or $5.7 billion impact on reported revenue in the nine month period. Additionally, revenue was impacted by 4 points in the first nine months of 2015 from divested businesses. Combined, the impact of currency and divested businesses reduced the reported revenue growth by 12 points.

       In the first nine months of 2015, strategic imperatives revenue grew 20 percent year to year as reported, and more than 30 percent adjusted for currency and divestitures. Cloud revenue was up over 45 percent as reported and over 65 percent year to year adjusted for currency and divestitures. The company had strong year-to-year performance in both its private foundations and as-a-Service offerings. Business analytics revenue increased 9 percent as reported and 19 percent adjusted for currency. In the area of engagement–security, social, mobile–revenue nearly doubled compared to the first nine months of 2014 at constant currency. Security revenue increased 6 percent as reported (12 percent adjusted for currency), mobile revenue quadrupled and social revenue increased 32 percent as reported (approximately 40 percent adjusted for currency).

       From a segment perspective, Global Services revenue declined 11.3 percent as reported and 1 percent adjusted for currency (10 points) and divestitures. GTS revenue declined 10.5 percent as reported, but was essentially flat adjusted for currency (10 points) and divestitures (1 point). GBS revenue decreased 12.7 percent as reported and 4 percent adjusted for currency (9 points) and divestitures. Software revenue declined 9.5 percent and 3 percent adjusted for currency. Key branded middleware decreased 6.5 percent as reported, but was essentially flat year to year at constant currency. Systems Hardware revenue decreased 31.4 percent as reported, but increased 10 percent adjusted for the divested System x business (37 points) and currency (4 points).

       From a geographic perspective, revenue in the major markets declined 11.0 percent as reported, but was flat year to year adjusted for currency (8 points) and divestitures (3 points) with growth in Japan, Germany and the UK on an adjusted basis. Growth markets revenue decreased 20.1 percent as reported and 3 percent adjusted for divestitures (9 points) and currency (9 points) compared to the first nine months of 2014. Performance was driven by the BRIC countries, down 29.1 percent as reported and 10 percent adjusted for divestitures (11 points) and currency (8 points).

       The consolidated gross margin of 49.1 percent increased 0.2 points year to year. The operating (non-GAAP) gross margin of 50.1 percent increased 0.6 points versus the prior year primarily driven by the shift to higher value through both portfolio actions and the relative strength of z Systems, partially offset by margin declines in Global Services.

       Total expense and other (income) decreased 10.8 percent in the first nine months of 2015 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 12.5 percent compared to the first nine months of 2014. The key year-to-year drivers were:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(10)	points	(9)	points
System x divestiture	(2)	points	(2)	points
Divestiture gains	1	point	1	point
Workforce rebalancing	(1)	point	(1)	point

* Reflects impacts of translation and hedging programs.

       The reduction in expense was driven primarily by currency impacts, a lower level of workforce rebalancing charges ($0.3 billion) and the impact of the divested System x business. These benefits were partially offset by the impact of lower divestiture gains ($0.3 billion) year to year and additional pension obligations related to litigation in Spain ($0.2 billion). The reduction in operating (non-GAAP) expense was driven by the same factors, excluding the Spain pension impact which was not reflected in operating (non-GAAP) expense. The company is continuing to shift resources and spending to strategic areas with the most opportunity. The company is on track to shift $4 billion of spending across expense, cost and capital expenditures, to the strategic imperatives.

Management Discussion – (continued)

       Pre-tax income from continuing operations decreased 15.9 percent and the pre-tax margin was 18.2 percent, a decrease of 0.6 points versus the first nine months of 2014. The continuing operations effective tax rate for the first nine months of 2015 was 17.9 percent, a decrease of 2.7 points versus the prior year. Income from continuing operations of $8.9 billion decreased 13.0 percent and the net income margin was 14.9 percent, flat compared to the first nine months of 2014. Losses from discontinued operations, net of tax, were $0.2 billion in the first nine months of 2015 versus $3.7 billion in the first nine months of 2014. Net income of $8.7 billion increased 33.5 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations decreased 11.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations improved 0.4 points to 20.4 percent. Operating (non-GAAP) income from continuing operations of $10.0 billion decreased 8.8 percent and the operating (non-GAAP) income margin from continuing operations of 16.7 percent increased 0.8 points. The operating (non-GAAP) effective tax rate from continuing operations in the first nine months of 2015 was 18.3 percent versus 20.6 percent in the first nine months of 2014. The tax rates in the first nine months of 2015 reflected a benefit from certain discrete items.

       Diluted earnings per share from continuing operations of $9.03 decreased 10.5 percent year to year. In the first nine months of 2015, the company repurchased 24.3 million shares of its common stock. Operating (non-GAAP) diluted earnings per share of $10.09 decreased 6.2 percent versus the prior year. Diluted earnings per share from discontinued operations was ($0.18) in the first nine months of 2015 compared to ($3.65) in the same period of 2014.

       At September 30, 2015, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $9.6 billion, an increase of $1.1 billion from December 31, 2014. Key drivers in the balance sheet were:

    Total assets decreased $8.9 billion ($3.8 billion adjusted for currency) from December 31, 2014 driven by:

    •        Decreases in total receivables ($8.3 billion), deferred taxes ($1.5 billion) and prepaid expenses and sundry assets ($0.8 billion); partially offset by

    •        Increased prepaid pension assets ($1.9 billion) and increased cash ($1.0 billion).

  Total liabilities decreased $10.3 billion ($7.0 billion adjusted for currency) from December 31, 2014 driven by:

   •   Decreases in other liabilities ($2.3 billion), taxes ($2.2 billion), accounts payable ($1.7 billion), deferred income ($1.5 billion), retirement-related liabilities ($1.2 billion), and total debt ($1.1 billion).

  Total equity of $13.5 billion increased $1.4 billion from December 31, 2014 as a result of:

   •       Higher retained earnings ($5.1 billion) and higher common stock ($0.6 billion); partially offset by

   •        Increased treasury stock ($4.0 billion) and increased accumulated other comprehensive losses ($0.3 billion).

       The company generated $11.7 billion in cash flow provided by operating activities, an increase of $0.9 billion compared to the first nine months of 2014, driven primarily by lower income tax payments, partially offset by operational performance. Net cash used in investing activities of $2.7 billion was $0.9 billion higher than the prior year, primarily driven by an increase in net cash used related to acquisitions and divestitures. Net cash used in financing activities of $7.8 billion decreased $1.9 billion compared to the first nine months of 2014, driven primarily by a decrease in cash used for gross common stock repurchases ($9.7 billion), partially offset by lower net debt issuances ($7.0 billion).

Management Discussion – (continued)

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the third quarter and first nine months of 2015 versus the third quarter and first nine months of 2014 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended September 30:	2015	2014**	Change		Currency
Revenue:
Global Technology Services	$7,937	$8,837	(10.2)%		1.3%*
Gross margin	38.1%	39.0%	(1.0)	pts.
Global Business Services	4,206	4,840	(13.1)%		(4.6)%
Gross margin	29.7%	30.9%	(1.3)	pts.
Software	5,136	5,708	(10.0)%		(3.0)%
Gross margin	86.4%	87.6%	(1.2)	pts.
Systems Hardware	1,492	2,434	(38.7)%		(1.7) %*
Gross margin	44.7%	33.9%	10.8	pts.
Global Financing	447	487	(8.1)%		6.6%
Gross margin	48.4%	47.8%	0.6	pts.
Other	60	92	(34.4)%		(26.9)%
Gross margin	(260.4)%	(143.8)%	116.6	pts.
Total consolidated revenue	$19,280	$22,397	(13.9)%		(1.4) %*
Total consolidated gross profit	$9,436	$10,874	(13.2)%
Total consolidated gross margin	48.9%	48.6%	0.4	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	89	106	(15.7)%
Retirement-related costs/(income)	118	43	174.4%
Operating (non-GAAP) gross profit	$9,643	$11,023	(12.5)%
Operating (non-GAAP) gross margin	50.0%	49.2%	0.8	pts.

* Adjusted for the System x divestiture and currency.
** Reclassified to conform with 2015 presentation.

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the nine months ended September 30:	2015	2014**	Change		Currency
Revenue:
Global Technology Services	$23,891	$26,696	(10.5)%		0.4	%*
Gross margin	37.3%	38.9%	(1.6)	pts.
Global Business Services	12,869	14,742	(12.7)%		(4.1)	%*
Gross margin	28.2%	30.0%	(1.8)	pts.
Software	16,165	17,857	(9.5)%		(2.6)%
Gross margin	87.0%	88.0%	(1.0)	pts.
Systems Hardware	5,209	7,590	(31.4)%		9.6	%*
Gross margin	46.0%	36.3%	9.8	pts.
Global Financing	1,386	1,502	(7.7)%		4.1%
Gross margin	47.5%	49.6%	(2.1)	pts.
Other	162	292	(44.4)%		(38.3)%
Gross margin	(237.0)%	(162.5)%	74.5	pts.
Total consolidated revenue	$59,682	$68,680	(13.1)%		(0.8)	%*
Total consolidated gross profit	$29,278	$33,545	(12.7)%
Total consolidated gross margin	49.1%	48.8%	0.2	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	268	315	(14.9)%
Retirement-related costs/(income)	350	141	149.2%
Operating (non-GAAP) gross profit	$29,896	$34,001	(12.1)%
Operating (non-GAAP) gross margin	50.1%	49.5%	0.6	pts.

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

Global Services

      In the third quarter of 2015, the Global Services segments, GTS and GBS, delivered combined revenue of $12,144 million, a decrease of 11.2 percent as reported and 1 percent adjusted for currency (10 points) and the System x divestiture. The total services backlog at September 30, 2105 of $118 million increased 1 percent year to year at constant currency. Combined pre-tax income in the third quarter decreased 21.6 percent and the pre-tax margin decreased 2.0 points to 15.6 percent.

       For the first nine months of 2015, total Global Services revenue was $36,760 million, a decrease of 11.3 percent as reported and 1 percent adjusted for currency (10 points) and divestitures. Combined pre-tax income in the first nine months of the year decreased 23.8 percent and the pre-tax margin decreased 2.3 points to 14.4 percent.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2015	2014**	Change	Currency
Global Services external revenue:	$12,144	$13,677	(11.2)%	(0.9)	%*
Global Technology Services	$7,937	$8,837	(10.2)%	1.3	%*
Outsourcing	4,197	4,734	(11.4)	0.1
Integrated Technology Services	2,225	2,359	(5.7)	4.5
Maintenance	1,516	1,743	(13.0)	1.1	*
Global Business Services	$4,206	$4,840	(13.1)%	(4.6)%
Outsourcing	1,219	1,325	(8.0)	0.6
Consulting and Systems Integration	2,984	3,515	(15.1)	(6.6)

* Adjusted for the System x divestiture and currency.
** Reclassified to conform with 2015 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2015	2014**	Change	Currency
Global Services external revenue:	$36,760	$41,438	(11.3)%	(1.2)	%*
Global Technology Services	$23,891	$26,696	(10.5)%	0.4	%*
Outsourcing	12,730	14,395	(11.6)	(0.5)
Integrated Technology Services	6,533	7,083	(7.8)	1.8
Maintenance	4,628	5,218	(11.3)	1.9	*
Global Business Services	$12,869	$14,742	(12.7)%	(4.1)	%*
Outsourcing	3,675	4,083	(10.0)	(1.4)	*
Consulting and Systems Integration	9,194	10,659	(13.7)	(5.1)

* Adjusted for divestitures and currency.
** Reclassified to conform with 2015 presentation.

       Global Technology Services revenue of $7,937 million decreased 10.2 percent as reported, but grew 1 percent adjusted for currency (11 points) and the System x divestiture (1 point) in the third quarter of 2015 compared to the prior year. For the first nine months of the year, GTS revenue decreased 10.5 percent as reported, but was flat adjusted for currency (10 points) and the System x divestiture (1 point). On an adjusted basis, GTS revenue has grown in six of the last seven quarters.

       In the third quarter, GTS outsourcing revenue of $4,197 million decreased 11.4 percent as reported and was flat year to year adjusted for currency. The outsourcing business is based on long term partnerships, where clients entrust the company with the most important elements of their businesses, looking to the company to deliver innovation to help them transform their enterprises. The company is reinventing its portfolio, providing the most modern IT services that connect clients to the cloud-based mobile world, and this is showing up in the business being signed. Clients are choosing to partner with the company because the company can move their operations into the future. The company takes over client IT systems and moves them to the cloud, while ensuring integration with their existing infrastructure. This makes them more efficient and ultimately drives competitive advantages. The company’s capabilities and industry expertise give it the ability to address changes in the client’s industry demand and help them compete in markets where data is the new natural resource.

       Integrated Technology Services (ITS) revenue of $2,225 million decreased 5.7 percent as reported, but grew 4 percent adjusted for currency in the third quarter driven by cloud solutions. Within ITS, SoftLayer revenue grew strong double digits at constant currency as the company continues to increase its capacity. In September, the company’s second cloud center in Brazil was opened offering a full range of SoftLayer infrastructure services including bare metal and virtual servers, storage, security services and networking. Recently, the company opened a cloud data center in India as it continues to enable local companies to build in-country cloud solutions, and the company is partnering with NASSCOM to create a platform for thousands of startups.

Management Discussion – (continued)

       Maintenance revenue of $1,516 million decreased 13.0 percent as reported, but grew 1 percent in the third quarter adjusted for currency (10 points) and the System x divestiture (4 points). There was continued strength in third party hardware maintenance offerings, which allow clients to leverage the company’s global reach and inventory capabilities.

       Global Business Services revenue of $4,206 million decreased 13.1 percent as reported and 5 percent adjusted for currency in the third quarter of 2015 compared to the prior year. GBS revenue decreased 12.7 percent as reported and 4 percent adjusted for currency (9 points) and divestitures in the first nine months of the year. In the third quarter, GBS Outsourcing revenue of $1,219 million decreased 8.0 percent as reported, but grew 1 percent adjusted for currency with growth in both process outsourcing and application outsourcing. This growth was more than offset by a decline in Consulting and Systems Integration (C&SI) revenue. In the third quarter, C&SI revenue of $2,984 million declined 15.1 percent as reported and 7 percent adjusted for currency. In the enterprise application space, the company continues to see a shift away from traditional ERP implementation projects to smaller initiatives that are built around cloud, mobility, security and analytics. While there is continued growth in these high value services, performance is still being impacted by larger contracts that are reaching their maturity. The decline in C&SI reflects this shift in market demand.

       Within GBS, there was strong double digit revenue growth adjusting for currency in the strategic imperatives. At constant currency, cloud and analytics services were both up double digits in the quarter and the mobile practice grew nearly five times. Recently, the company launched the industry’s first consulting practice dedicated to helping clients realize the transformative value of cognitive business. The new practice draws on the expertise of more than two thousand consulting professionals who will help clients leverage cognitive computing to unlock new possibilities for their business. To further add to GBS capabilities, at the end of September, the company announced plans to acquire Meteorix, a leading Workday services provider. This will expand the company’s reach as Meteorix has cultivated deep expertise and best practices for maximizing returns from these cloud-based human resource applications.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2015	2014*	Change
Global Technology Services:
External gross profit	$3,022	$3,449	(12.4)%
External gross profit margin	38.1%	39.0%	(1.0)	pts.
Pre-tax income	$1,274	$1,625	(21.6)%
Pre-tax margin	15.7%	17.9%	(2.2)	pts.
Global Business Services:
External gross profit	$1,249	$1,498	(16.6)%
External gross profit margin	29.7%	30.9%	(1.3)	pts.
Pre-tax income	$673	$861	(21.8)%
Pre-tax margin	15.6%	17.3%	(1.7)	pts.

* Reclassified to conform with 2015 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2015	2014*	Change
Global Technology Services:
External gross profit	$8,922	$10,386	(14.1)%
External gross profit margin	37.3%	38.9%	(1.6)	pts.
Pre-tax income	$3,516	$4,509	(22.0)%
Pre-tax margin	14.4%	16.4%	(2.1)	pts.
Global Business Services:
External gross profit	$3,625	$4,420	(18.0)%
External gross profit margin	28.2%	30.0%	(1.8)	pts.
Pre-tax income	$1,926	$2,633	(26.8)%
Pre-tax margin	14.5%	17.4%	(2.8)	pts.

* Reclassified to conform with 2015 presentation.

Management Discussion – (continued)

       The GTS gross profit margin decreased 1.0 points and 1.6 points in the third quarter and first nine months of 2015, respectively, compared to prior year. In the third quarter, pre-tax income decreased 21.6 percent to $1,274 million. While the GTS pre-tax margin improved quarter to quarter, it declined 2.2 points to 15.7 percent compared to the prior year largely reflecting the investments being made in this business. The company continues to invest to deliver the most contemporary offerings that are built with cloud, analytics, mobile, security and cognitive technologies enabling it to transform clients’ enterprises. The company also continues to invest to expand its global delivery capability and increase its delivery efficiency through automation. The company continues to rebalance its workforce and took a charge in the third quarter, essentially all of which was a year-to-year impact on profit. In addition, currency remains the largest year-to-year impact on profit growth given the strong dollar currency environment.

  The GBS gross profit margin decreased 1.3 points and 1.8 points in the third quarter and first nine months of 2015, respectively, compared to the prior year. In the third quarter, pre-tax income decreased 21.8 percent to $673 million and pre-tax margin declined 1.7 points to 15.6 percent compared to the prior year. This year to year profit decline reflects the market shifts in the GBS business. In parts of the portfolio where the market is declining, there is price and profit pressure. The company continues to shift away from these areas into high value services around cloud and engagement, but needs to move faster. In addition, workforce rebalancing charges are up modestly year to year as the company continues to remix skills to the strategic imperatives. The company also remains focused on cost competitiveness through alternate labor models and enhancing its global delivery capabilities.

  Within Global Services, the company has built capabilities to deliver the most contemporary offerings to its clients to transform their operations and help them become data-driven enterprises. This can be seen in the consistent revenue growth, on an adjusted basis, within GTS and in the total services backlog which, at constant currency, grew again this quarter.

Global Services Backlog

       The estimated Global Services backlog at September 30, 2015 was $118 billion, a decrease of 7.7 percent as reported, but an increase of 1 percent adjusted for currency compared to the September 30, 2014 balance. The estimated transactional backlog at September 30, 2015 decreased 9.5 percent and 2 percent adjusted for currency from the September 30, 2014 levels. The estimated outsourcing backlog decreased 5.9 percent as reported, but grew 4 percent adjusted for currency compared to the prior year.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2015	2014	Change	Currency
Backlog:
Total backlog	$118.1	$127.9	(7.7)%	1.0%
Outsourcing backlog	$74.4	$79.0	(5.9)%	3.6%

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

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2015	2014	Change	Currency
Total signings:	$9,314	$11,049	(15.7)%	(7.4)%
Outsourcing signings	$3,886	$5,032	(22.8)%	(15.4)%
Transactional signings	5,428	6,017	(9.8)%	(0.8)%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2015	2014	Change	Currency
Total signings:	$31,570	$33,194	(4.9)%	4.9%
Outsourcing signings	$15,664	$15,307	2.3%	13.2%
Transactional signings	15,905	17,887	(11.1)%	(2.2)%

Software
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2015	2014	Change	Currency
Software external revenue:	$5,136	$5,708	(10.0)%	(3.0)%
Middleware:	$4,298	$4,725	(9.0)%	(2.0)%
Key branded middleware:	3,418	3,694	(7.5)	(0.6)
WebSphere			(4.7)	1.4
Information Management			(6.8)	0.5
Workforce Solutions			(10.4)	(2.8)
Tivoli			(8.4)	(1.6)
Rational			(16.9)	(10.8)
Other middleware	880	1,031	(14.6)	(6.9)
Operating systems	442	513	(13.8)	(6.8)
Other	395	470	(15.8)	(9.9)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2015	2014	Change	Currency
Software external revenue:	$16,165	$17,857	(9.5)%	(2.6)%
Middleware:	$13,643	$14,921	(8.6)%	(1.6)%
Key branded middleware:	10,920	11,674	(6.5)	0.4
WebSphere			(3.5)	2.6
Information Management			(7.0)	0.1
Workforce Solutions			(7.5)	0.9
Tivoli			(6.5)	0.5
Rational			(13.6)	(7.4)
Other middleware	2,723	3,246	(16.1)	(8.7)
Operating systems	1,326	1,562	(15.1)	(8.4)
Other	1,195	1,375	(13.0)	(6.9)

        Software revenue of $5,136 million decreased 10.0 percent year to year as reported and 3 percent adjusted for currency in the third quarter, which is in line with the revenue trajectory seen over the past year. In the third quarter, year-to-year software revenue performance reflected a continuing headwind from operating systems, a decline in other middleware and a decrease of 1 percent at constant currency in key branded middleware which accounts for about two-thirds of the total revenue. Operating systems decreased 13.8 percent as reported and 7 percent adjusted for currency, and other middleware

Management Discussion – (continued)

decreased 14.6 percent as reported and 7 percent adjusted for currency. For the first nine months of the year, software revenue of $16,165 million decreased 9.5 percent as reported and 3 percent adjusted for currency.

       Key branded middleware revenue of $3,418 million, which accounted for 67 percent of total software revenue in the third quarter, decreased 7.5 percent as reported and 1 percent adjusted for currency compared to the prior year period. While Websphere and Information Management grew year to year on an adjusted basis, the growth was more than offset by decreases across the other brands. For the first nine months of 2015, key branded middleware revenue of $10,920 million decreased 6.5 percent as reported and was flat adjusted for currency.

       Large clients continue to utilize the flexibility provided in deployment of their software as they build out their environments. This is reflected in the revenue performance of key branded middleware, with growth in annuity revenue, offset by declines in transactional revenue. While the software revenue trajectory did not change from the second to the third quarter, there was a slowdown in the transactional revenue at the end of the quarter, predominately in the U.S. Overall, in the third quarter, there was again growth across the solution areas, including security, analytics and social, and within that there was strong growth in the Software-as-a-Service offerings. Security software grew at a double-digit rate at constant currency. The company’s security solutions are built on a platform of intelligence, integration and expertise which, in the world of connected devices and an era of hybrid cloud, is a key differentiation that the company brings to the marketplace. These solutions are based on platforms, leveraging hybrid environments with an industry dimension. Customers are taking advantage of the company’s hybrid capabilities, connecting new cloud and mobile applications to their existing IT infrastructures. This year the company has added more than one thousand new customers to its systems middleware, like Websphere, which is a reflection of the continued need for clients to support hybrid IT environments.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2015	2014	Change
Software:
External gross profit	$4,438	$5,001	(11.2)%
External gross profit margin	86.4%	87.6%	(1.2)	pts.
Pre-tax income	$1,899	$2,333	(18.6)%
Pre-tax margin	32.1%	35.5%	(3.4)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2015	2014	Change
Software:
External gross profit	$14,060	$15,717	(10.5)%
External gross profit margin	87.0%	88.0%	(1.0)	pts.
Pre-tax income	$6,107	$6,935	(11.9)%
Pre-tax margin	32.7%	33.8%	(1.1)	pts.

       The Software gross profit margin decreased 1.2 points to 86.4 percent in the third quarter and decreased 1.0 points to 87.0 percent for the first nine months of 2015 compared to the prior year. Software pre-tax income of $1,899 million in the third quarter decreased 18.6 percent, with a pre-tax margin of 32.1 percent, a decrease of 3.4 points. Software pre-tax income for the first nine months of the year decreased 11.9 percent to $6,107 million with a pre-tax margin of 32.7 percent, down 1.1 points year to year. Profit performance in Software was driven by the overall revenue trajectory, a higher level of investments in areas like Watson and Bluemix, and an impact from currency translation.

Management Discussion – (continued)

Systems Hardware
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2015	2014	Change	Currency
Systems Hardware external revenue:	$1,492	$2,434	(38.7)%	(1.7)	%*
z Systems			15.0%	20.2%
Power Systems			(3.1)	2.2
Storage			(18.6)	(13.9)

* Adjusted for the System x divestiture and currency.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2015	2014	Change	Currency
Systems Hardware external revenue:	$5,209	$7,590	(31.4)%	9.6	%*
z Systems			34.3%	41.6%
Power Systems			(2.3)	2.9
Storage			(12.2)	(6.8)

* Adjusted for the System x divestiture and currency.

       In the third quarter of 2015, Systems Hardware revenue of $1,492 million decreased 38.7 percent as reported and 2 percent year to year adjusted for the divestiture of the System x business (34 points) and currency (3 points). There was continued strong performance in z Systems, and Power Systems grew, on an adjusted basis, as the company captures both the UNIX and Linux opportunity, but this was offset by declines in Storage, which continues to be a challenging market. For the first nine months of the year, revenue of $5,209 million decreased 31.4 percent as reported, but grew 10 percent adjusted for the divestiture of the System x business (37 points) and currency (4 points) driven by strong growth in z Systems of 42 percent at constant currency.

       In the third quarter, z Systems revenue increased 15.0 percent as reported and 20 percent adjusted for currency, and in the first nine months of the year, revenue grew 34.3 percent as reported and 42 percent at constant currency. MIPS (millions of instructions per second) shipments increased 18 percent and 36 percent in the third quarter and the first nine months of the year, respectively. Building on the success of Linux on z Systems, in the third quarter the company introduced the LinuxOne family of products which embraces open-source based technologies and are the industry’s most powerful and secure enterprise servers designed for the hybrid cloud environment. These innovations continue to resonate with customers and the company continues to add new customers to the platform across several different industries and countries including Japan, Australia, Singapore, Germany and the U.S. As the platform has been contemporized, many customers are selecting Linux-based z Systems not only to consolidate existing systems to Linux on the platform to drive operational efficiency, but also to leverage the scalability and security that these systems offer.

       Power Systems revenue decreased 3.1 percent as reported, but grew 2 percent adjusted for currency in the third quarter compared to the prior year. This is the third consecutive quarter of constant currency growth in the platform and reflects the revenue performance expected from Power in a product cycle year. For the first nine months of the year, revenue decreased 2.3 percent as reported, but grew 3 percent adjusted for currency. In the third quarter, there was growth in both entry-level and the high-end systems, including strong growth and continued customer adoption in Linux-based systems. The OpenPOWER initiative continues to progress, as the company integrates innovation from the broader ecosystem into its own products and licenses IP to support third-party Power-based offerings. The announcement of the company’s LC (Linux Cluster) line of Power-based Linux servers is an example of how the company is bringing innovation from OpenPOWER partnerships to its own offerings. These Power results continue to reflect the progress being made to transform the platform to align around data and cloud while embracing an open ecosystem.

       Storage revenue decreased 18.6 percent as reported and 14 percent adjusted for currency in the third quarter compared to the prior year, which more than offset growth in high-end servers at constant currency. This decline was driven by continued weakness in high-end disk and tape. As the market is shifting rapidly to flash, there was again strong growth in the

Management Discussion – (continued)

company’s FlashSystems offerings. For the first nine months of 2015, Storage revenue decreased 12.2 percent as reported and 7 percent adjusted for currency compared to the prior year.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2015	2014	Change
Systems Hardware:
External gross profit	$668	$826	(19.2)%
External gross profit margin	44.7%	33.9%	10.8	pts.
Pre-tax income/(loss)	$(24)	$(99)	(75.6)%
Pre-tax margin	(1.5)%	(3.8)%	2.3	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2015	2014	Change
Systems Hardware:
External gross profit	$2,397	$2,752	(12.9)%
External gross profit margin	46.0%	36.3%	9.8	pts.
Pre-tax income/(loss)	$255	$(354)	nm	%
Pre-tax margin	4.6%	(4.4)%	9.0	pts.

nm - not meaningful

       The Systems Hardware gross profit margin of 44.7 percent increased 10.8 points in the third quarter of 2015 compared to the prior year. The increase was due to mix (12.6 points) driven by the strong growth in z Systems and the divestiture of the lower margin System x business. This improvement was offset by a decrease due to margin (1.8 points), with lower margins in z Systems and Power Systems. The Systems Hardware gross profit margin of 46.0 percent increased 9.8 points in the first nine months of 2015 versus the prior year. The increase was due to mix (14.2 points) driven by the strong growth in z Systems and the divestiture of the System x business. This improvement was offset by a decrease due to margin with lower margins (4.4 points) in z Systems and Power Systems compared to the prior year.

       Systems Hardware had a pre-tax loss of $24 million in the third quarter of 2015 compared with a pre-tax loss of $99 million in the prior year.  For the first nine months of 2015, pre-tax income was $255 million, an increase of $609 million compared to the prior year. Pre-tax margin increased 2.3 points in the third quarter and increased 9.0 points in the first nine months versus the prior year periods. When setting out this year, the company saw leverage in the business through the z Systems and Power platforms. These results confirm the progress made in the first three quarters of 2015.

Global Financing

See pages 81 through 86 for a discussion of Global Financing’s segment results.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2015	2014	Change	Currency*
Total Revenue	$19,280	$22,397	(13.9)%	(1.4)%
Geographies:	$19,214	$22,276	(13.7)%	(1.3)%
Americas	9,105	10,081	(9.7)	(2.7)
Europe/Middle East/Africa (EMEA)	6,059	7,173	(15.5)	0.5
Asia Pacific	4,051	5,022	(19.4)	(1.0)

Major markets			(11.2)%	(0.8)%
Growth markets			(22.4)%	(2.8)%
BRIC countries			(30.1)%	(7.0)%

* Adjusted for the System x divestiture and currency.
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2015	2014	Change	Currency*
Total Revenue	$59,682	$68,680	(13.1)%	(0.8)%
Geographies:	$59,442	$68,336	(13.0)%	(0.7)%
Americas	28,234	30,320	(6.9)	(1.0)
Europe/Middle East/Africa (EMEA)	18,753	22,699	(17.4)	0.0
Asia Pacific	12,454	15,317	(18.7)	(1.1)

Major markets			(11.0)%	(0.1)%
Growth markets			(20.1)%	(2.8)%
BRIC countries			(29.1)%	(9.9)%

* Adjusted for divestitures and currency.

       Total geographic revenue of $19,214 million decreased 13.7 percent as reported and 1 percent adjusted for currency (9 points) and the divested System x business (4 points) in the third quarter of 2015 compared to the prior year. Major market countries decreased 11.2 percent as reported and 1 percent adjusted for currency (8 points) and the divested business (3 points). Within the major markets, performance varied in the third quarter. While the U.S. was down compared to the prior year, two of the other largest countries, Japan and Germany, posted strong growth on an adjusted basis. Additionally, the UK, France and Canada had improved performance on an adjusted basis year to year. Overall, growth market countries decreased 22.4 percent as reported and 3 percent adjusted for currency (11 points) and the divested business (8 points). This represented a two point sequential improvement on an adjusted basis compared to the prior quarter. From a regional perspective, on an adjusted basis, growth in Latin America and the Middle East and Africa region was offset by declines in the Asia Pacific growth market countries.

 Within the growth markets, the BRIC countries combined third quarter revenue decreased 30.1 percent as reported and 7 percent adjusted for currency (12 points) and the divested business (11 points) representing an 11 point sequential improvement compared to the prior quarter. India grew on an adjusted basis for the third consecutive quarter and all four countries improved sequentially from the prior quarter. India decreased 5.2 percent as reported, but had strong growth of 11 percent adjusted for the divested business (9 points) and currency (7 points) leveraging growth in the services backlog and improvement in the hardware business. Brazil decreased 34.8 percent as reported and 4 percent adjusted for currency (29 points) and the divested business (2 points) compared to a quarter with strong double digit growth in the prior year. Russia decreased 27.4 percent as reported and 8 percent adjusted for the divestiture. China decreased 34.6 percent as reported and 17 percent adjusted for the divested business (17 points) and currency (1 point) with fewer large transactions in the quarter.

Management Discussion – (continued)

Americas revenue of $9,105 million decreased 9.7 percent as reported and 3 percent adjusted for currency (4 points) and the divested business (3 points) compared to the third quarter of 2014 with a decline in North America and growth in Latin America on an adjusted basis. The U.S. decreased 6.5 percent as reported and 4 percent adjusted for the divestiture. A decline in traditional enterprise application implementations impacted the consulting business and, in the month of September, there was a slowdown in software transactions. However, it was another quarter of strong z Systems performance. Canada was down 18.5 percent as reported and was flat adjusted for currency (16 points) and the divested business (2 points) and, on an adjusted basis, had sequential improvement for the second consecutive quarter. In Latin America, on an adjusted basis, the decline in Brazil was more than offset by growth in a number of other Latin American countries, including Mexico, Argentina, Chile and Colombia.

  EMEA third quarter revenue of $6,059 million decreased 15.5 percent as reported, but grew 1 percent adjusted for currency (13 points) and the divested business (3 points) on a year-to-year basis. On an adjusted basis, there was continued growth in Germany and the UK, and France returned to growth. Germany decreased 16.3 percent as reported, but grew 4 percent adjusted for currency (16 points) and the divested business (5 points). The UK decreased 6.5 percent year to year as reported, but grew 3 percent adjusted for currency (7 points) and the divested business (2 points). France declined 16.2 percent as reported, but returned to growth of 2 percent adjusted for currency (16 points) and the divested business (2 points), with sequential improvement for the third consecutive quarter on an adjusted basis. The Middle East and Africa region decreased 6.5 percent as reported, but grew 6 percent adjusted for the divested business (7 points) and currency (5 points). This growth was partially offset by declines in the central and eastern European countries.

       Asia Pacific third quarter revenue of $4,051 million decreased 19.4 percent as reported and 1 percent adjusted for currency (11 points) and the divested business (7 points) compared to the prior year. Japan decreased 11.1 percent as reported, but had strong growth of 7 percent adjusted for currency (15 points) and the divested business (3 points) with growth across services, software and hardware. On an adjusted basis, this is the twelfth consecutive quarter of revenue growth in Japan. This growth was more than offset by declines in other countries, including China, Australia and Korea.

       Total geographic revenue of $59,442 million decreased 13.0 percent as reported, and 1 percent adjusted for currency (8 points) and the divestitures of the System x and customer care businesses (4 points) for the first nine months of 2015 compared to the prior year. Major market countries decreased 11.0 percent as reported and were flat adjusted for currency (8 points) and divestitures (3 points). Growth market countries decreased 20.1 percent as reported and 3 percent adjusted for divestitures (9 points) and currency (9 points).

 Within the growth markets, the BRIC countries decreased 29.1 percent as reported and 10 percent adjusted for divestitures (11 points) and currency (8 points). On an adjusted basis, growth in India was more than offset by declines in Brazil, Russia and China.

       Americas revenue of $28,234 million decreased 6.9 percent as reported and 1 percent adjusted for currency (3 points) and divestitures (2 points) compared to the first nine months of 2014. The U.S. decreased 4.0 percent as reported and 2 percent adjusted for divestitures. Canada decreased 18.1 percent as reported and 3 percent adjusted for currency (12 points) and divestitures (3 points). Brazil decreased 26.6 percent as reported and 4 percent adjusted for currency (21 points) and divestitures (2 points), while Mexico had strong growth of 2.6 percent as reported and 18 percent adjusted for currency (10 points) and divestitures (6 points).

  EMEA revenue of $18,753 million for the first nine months of 2015 decreased 17.4 percent as reported, but was flat adjusted for currency (14 points) and divestitures (3 points) on a year-to-year basis. In the first nine months of the year, there was mixed performance, with growth on an adjusted basis in the UK and Germany, and declines in France and Italy. Growth on an adjusted basis in the Middle East and Africa region was more than offset by declines in the central and eastern European countries, including Russia which decreased 32.1 percent as reported and 19 percent adjusted for divestitures in the first nine months of the year.

 Asia Pacific revenue of $12,454 million for the first nine months of 2015 decreased 18.7 percent as reported and 1 percent adjusted for currency (10 points) and divestitures (7 points) year over year. Japan decreased 12.2 percent as reported, but grew 6 percent adjusted for currency (15 points) and divestitures (3 points). On an adjusted basis, growth in Japan was more than offset by a decline in the other markets. China decreased 37.3 percent as reported and 20 percent adjusted for divestitures (17 points) and currency. India decreased 7.3 percent as reported, but grew 6 percent adjusted for divestitures (9 points) and currency (4 points).

Management Discussion – (continued)

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Total consolidated expense and other (income)	$5,815	$6,513	(10.7)%
Non-operating adjustments:
Amortization of acquired intangible assets	(73)	(96)	(24.1)
Acquisition-related charges	(4)	0	nm
Non-operating retirement-related (costs)/income	(86)	(29)	202.1
Operating (non-GAAP) expense and other (income)	$5,652	$6,389	(11.5)%
Total consolidated expense-to-revenue ratio	30.2%	29.1%	1.1	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.3%	28.5%	0.8	pts.

nm - not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Total consolidated expense and other (income)	$18,431	$20,654	(10.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	(224)	(281)	(20.5)
Acquisition-related charges	(11)	(10)	9.4
Non-operating retirement-related (costs)/income	(481)	(106)	355.4
Operating (non-GAAP) expense and other (income)	$17,715	$20,257	(12.5)%
Total consolidated expense-to-revenue ratio	30.9%	30.1%	0.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	29.7%	29.5%	0.2	pts.

       Total expense and other (income) decreased 10.7 percent in the third quarter and decreased 10.8 percent in the first nine months of 2015 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 11.5 percent in the third quarter and decreased 12.5 percent in the first nine months of 2015 compared to the third quarter and first nine months of 2014, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

	Total Consolidated				Operating (non-GAAP)
For the three and nine months ended September 30, 2015:	Three Months		Nine Months		Three Months		Nine Months
Currency*	(9)	points	(10)	points	(9)	points	(9)	points
System x divestiture	(2)	points	(2)	points	(2)	points	(2)	points
Divestiture gains	—	points	1	point	—	points	1	point
Workforce rebalancing	2	points	(1)	point	2	points	(1)	point

* Reflects impacts of translation and hedging programs.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, general and administrative expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$3,922	$4,472	(12.3)%
Advertising and promotional expense	315	306	2.8
Workforce rebalancing charges	112	15	642.5
Retirement-related costs	202	186	8.3
Amortization of acquired intangible assets	73	96	(24.1)
Stock-based compensation	82	105	(22.0)
Bad debt expense	27	102	(73.5)
Total consolidated selling, general and administrative expense	$4,731	$5,281	(10.4)%
Non-operating adjustments:
Amortization of acquired intangible assets	(73)	(96)	(24.1)
Acquisition-related charges	(4)	0	nm
Non-operating retirement-related (costs)/income	(74)	(48)	55.3
Operating (non-GAAP) selling, general and administrative expense	$4,581	$5,137	(10.8)%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$12,234	$13,879	(11.8)%
Advertising and promotional expense	968	991	(2.2)
Workforce rebalancing charges	575	894	(35.8)
Retirement-related costs	827	584	41.7
Amortization of acquired intangible assets	224	281	(20.5)
Stock-based compensation	260	293	(11.1)
Bad debt expense	184	224	(17.9)
Total consolidated selling, general and administrative expense	$15,273	$17,146	(10.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	(224)	(281)	(20.5)
Acquisition-related charges	(6)	(10)	(41.2)
Non-operating retirement-related (costs)/income	(445)	(162)	175.0
Operating (non-GAAP) selling, general and administrative expense	$14,598	$16,693	(12.5)%

       Total selling, general and administrative (SG&A) expense decreased 10.4 percent in the third quarter of 2015 versus the prior year, driven primarily by the following factors:

•         The effects of currency (8 points); and

•         The impact of the divested System x business (2 points); partially offset by

•         Higher workforce rebalancing charges (2 points).

       Operating (non-GAAP) expense decreased 10.8 percent year to year driven primarily by the same factors.

       SG&A expense decreased 10.9 percent in the first nine months of 2015 versus the first nine months of 2014 driven by:

•        The effects of currency (8 points); and

•        Lower workforce rebalancing charges (1 point); and

•        The impact of the divested System x business (2 points); partially offset by

Management Discussion – (continued)

•        An increase in retirement-related costs including higher pension obligations in Spain related to litigation.

       Operating (non-GAAP) expense decreased 12.5 percent year to year driven by primarily the same factors, excluding the Spain pension obligation which was not reflected in operating (non-GAAP) expense.

       Bad debt expense decreased $75 million year to year. The receivables provision coverage was 2.8 percent at September 30, 2015, an increase of 60 basis points from year-end 2014 and 60 basis points from September 30, 2014.

Research, Development and Engineering
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Total consolidated research, development and engineering expense	$1,287	$1,354	(4.9)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(12)	19	nm
Operating (non-GAAP) research, development and engineering expense	$1,275	$1,373	(7.2)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Total consolidated research, development and engineering expense	$3,885	$4,117	(5.6)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(36)	56	nm
Operating (non-GAAP) research, development and engineering expense	$3,849	$4,173	(7.8)%

nm - not meaningful

       Research, development and engineering (RD&E) expense was 6.7 percent and 6.5 percent of revenue in the third quarter and first nine months of 2015, respectively, compared to 6.0 percent and 6.0 percent in prior year periods, respectively.

       RD&E expense decreased 4.9 percent in the third quarter of 2015 versus the third quarter of 2014 primarily driven by:

•        The effects of currency (6 points); and

•        The impact of the divested System x business (4 points); partially offset by

•        Increased base spending (4 points); and

•        Higher expense due to acquisitions (1 point).

       Operating (non-GAAP) RD&E expense decreased 7.2 percent in the third quarter of 2015 compared to the prior year driven primarily by the same factors.

       RD&E expense decreased 5.6 percent in the first nine months of 2015 versus the first nine months of 2014 primarily driven by:

•      The effects of currency (5 points); and

•      The impact of the divested System x business (5 points); partially offset by

•      Increased base spending (3 points); and

•      Higher expense due to acquisitions (1 point).

       Operating (non-GAAP) RD&E expense decreased 7.8 percent in the first nine months of 2015 compared to the prior year driven primarily by the same factors.

Management Discussion – (continued)

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$99	$35	181.3%
Licensing/royalty-based fees	27	29	(9.1)
Custom development income	62	81	(23.4)
Total	$188	$145	29.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$201	$205	(2.1)%
Licensing/royalty-based fees	85	92	(7.6)
Custom development income	203	246	(17.5)
Total	$489	$543	(10.0)%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no material individual IP transactions in the third quarter and first nine months of 2015 and 2014.

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$329	$(482)	nm %
(Gains)/losses on derivative instruments	(385)	508	nm
Interest income	(16)	(21)	(25.1)
Net (gains)/losses from securities and investment assets	(8)	(15)	(46.6)
Other	(53)	(93)	(42.2)
Total consolidated other (income) and expense	$(133)	$(103)	29.5%
Non-operating adjustment:
Acquisition-related charges	0	0	nm
Operating (non-GAAP) other (income) and expense	$(133)	$(103)	29.5%

nm - not meaningful
			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$394	$(434)	nm %
(Gains)/losses on derivative instruments	(696)	527	nm
Interest income	(52)	(65)	(20.1)
Net (gains)/losses from securities and investment assets	(31)	(11)	180.8
Other	(193)	(450)	(57.1)
Total consolidated other (income) and expense	$(578)	$(433)	33.6%
Non-operating adjustment:
Acquisition-related charges	(5)	0	nm
Operating (non-GAAP) other (income) and expense	$(583)	$(433)	34.8%

nm - not meaningful

Management Discussion – (continued)

      The increase in income of $30 million year over year in the third quarter was primarily driven by:

•        Higher gains on derivative instruments ($893 million); partially offset by

•        Higher foreign currency transaction losses ($811 million).

       The increase in income of $145 million year over year in the first nine months was primarily driven by:

•      Increased gains on derivative instruments ($1,223 million); partially offset by

•      Higher foreign currency transaction losses ($828 million); and

•      Lower gains on divestitures ($267 million) primarily associated with divestiture of the customer care business in the prior year.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Interest expense	$117	$126	(7.2)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Interest expense	$340	$367	(7.3)%

       The decrease in interest expense in the third quarter and first nine months of 2015 versus the same periods of 2014 was primarily driven by lower average debt levels, partially offset by higher average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2015 was $249 million and $747 million, respectively, a decrease of $7 million and $27 million, respectively, versus the comparable prior year periods.

Retirement-Related Plans

       The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2015	2014	Change
Retirement-related plans – cost:
Service cost	$123	$120	2.5%
Amortization of prior service costs/(credits)	(25)	(29)	(14.2)
Cost of defined contribution plans	271	313	(13.4)
Total operating costs/(income)	$369	$404	(8.6)%
Interest cost	$829	$1,001	(17.1)%
Expected return on plan assets	(1,471)	(1,591)	(7.5)
Recognized actuarial losses	818	618	32.3
Curtailments/settlements	11	7	53.8
Multi-employer plans/other costs	16	36	(54.5)
Total non-operating costs/(income)	$204	$71	185.3%
Total retirement-related plans – cost	$573	$475	20.6%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2015	2014	Change
Retirement-related plans – cost:
Service cost	$362	$370	(2.1)%
Amortization of prior service costs/(credits)	(76)	(88)	(13.8)
Cost of defined contribution plans	835	956	(12.6)
Total operating costs/(income)	$1,122	$1,238	(9.4)%
Interest cost	$2,493	$3,017	(17.4)%
Expected return on plan assets	(4,416)	(4,794)	(7.9)
Recognized actuarial losses	2,464	1,872	31.6
Curtailments/settlements	19	20	(6.5)
Multi-employer plans/other costs	272	131	108.1
Total non-operating costs/(income)	$831	$246	237.6%
Total retirement-related plans – cost	$1,953	$1,484	31.6%

        In the third quarter of 2015, total pre-tax retirement-related plan cost increased by $98 million compared to the third quarter of 2014, primarily driven by an increase in recognized actuarial losses ($200 million) and lower expected return on plan assets ($120 million), partially offset by lower interest cost ($171 million) and lower defined contribution plan costs ($42 million). Total cost for the first nine months of 2015 increased by $469 million versus the first nine months of 2014, primarily driven by an increase in recognized actuarial losses ($591 million), lower expected return on plan assets ($378 million) and higher pension obligations related to litigation in Spain ($155 million), partially offset by lower interest cost ($524 million) and lower defined contribution plan costs ($120 million).

    As discussed in the “Snapshot” on page 49, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2015 were $369 million, a decrease of $35 million compared to the third quarter of 2014, primarily driven by lower defined contribution plans cost ($42 million). Non-operating costs of $204 million increased $132 million in the third quarter of 2015 year to year, driven primarily by an increase in recognized actuarial losses ($200 million) and lower expected return on plan assets ($120 million), partially offset by lower interest cost ($171 million). For the first nine months of 2015, operating retirement-related costs were $1,122 million, a decrease of $116 million compared to the first nine months of 2014, primarily driven by lower defined contribution plan costs ($120 million). Non-operating costs of $831 million increased $585 million in the first nine months of 2015 compared to the prior year, driven primarily by an increase in recognized actuarial losses ($591 million), higher pension obligations related to litigation in Spain ($155 million) and lower expected return on plan assets ($378 million), partially offset by lower interest cost ($524 million).

Management Discussion – (continued)

Taxes

        The continuing operations effective tax rate for the third quarter of 2015 was 18.2 percent, a decrease of 2.6 points compared to the third quarter of 2014. The continuing operations effective tax rate for the first nine months of 2015 was 17.9 percent, a decrease of 2.7 points compared to the first nine months of 2014. The operating (non-GAAP) tax rate for the third quarter of 2015 was 18.0 percent, a decrease of 2.8 points versus the third quarter of 2014. The operating (non-GAAP) tax rate for the first nine months of 2015 was 18.3 percent, a decrease of 2.3 points versus the first nine months of 2014.

       The decrease in the third quarter rate was primarily driven by a discrete period benefit resulting from an increase in the utilization of prior year foreign tax credits (10.4 points), net year to year discrete period benefits related to audit activity (0.9 points), as well as a more favorable geographic mix of pre-tax income (1.0 points). These benefits were partially offset by a tax charge related to certain intercompany payments made by foreign subsidiaries and the tax costs associated with the intercompany licensing of certain IP in the third quarter (9.7 points). The decrease in the third quarter operating (non-GAAP) rate was primarily driven by the same factors.

       The decrease in the tax rate for the first nine months was primarily driven by the third quarter discrete period benefit resulting from the increase in the utilization of prior year foreign tax credits (3.5 points), net discrete benefits related to audit activity (1.4 points), primarily occurring in the second quarter, as well as a more favorable geographic mix of pre-tax income (1.0 points). These benefits were partially offset by the third quarter tax charge related to certain intercompany payments made by foreign subsidiaries and the tax costs associated with the intercompany licensing of certain IP (3.3 points). The decrease in the operating (non-GAAP) rate for the first nine months was primarily driven by the same factors.

       With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2009. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2011. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

       The amount of unrecognized tax benefits at December 31, 2014 increased by $39 million in the third quarter of 2015 and increased by $99 million in the first nine months of 2015 to $5,203 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $4,236 million at September 30, 2015.

       In April 2010, the company appealed the determination of the Japanese Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1,002 million adjusted for currency, has been included in unrecognized tax benefits. In April 2011, the company received notification that the appeal was denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government appealed the ruling to the Tokyo High Court. On March 25, 2015, the Tokyo High Court ruled in favor of IBM and, on April 7, 2015, the Japanese government appealed the ruling to the Japan Supreme Court. No final determination has been reached on this matter.

       In the fourth quarter of 2013, the company received a draft tax assessment notice, currently valued at approximately $817 million from the Indian Tax Authorities for 2009. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At September 30, 2015, the company has recorded $490 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

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

Management Discussion – (continued)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2015	2014	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$3.02	$3.46	(12.7)%
Basic	$3.04	$3.48	(12.6)%
Diluted operating (non-GAAP)	$3.34	$3.68	(9.2)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	979.0	997.7	(1.9)%
Basic	975.1	991.8	(1.7)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2015	2014	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$9.03	$10.09	(10.5)%
Basic	$9.07	$10.15	(10.6)%
Diluted operating (non-GAAP)	$10.09	$10.76	(6.2)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	986.0	1,014.9	(2.8)%
Basic	981.8	1,008.9	(2.7)%

       Actual shares outstanding at September 30, 2015 were 970.1 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2015 were 18.7 million and 28.9 million shares lower, respectively, than the same periods in 2014. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

       The loss from discontinued operations, net of tax, was $12 million and $176 million in the third quarter and first nine months, respectively, of 2015 compared to $3,437 million and $3,698 million in the third quarter and first nine months, respectively, of 2014. The loss from discontinued operations in the third quarter and first nine months of 2014 included a non-recurring pre-tax charge of $4,697 million which included an impairment to reflect the fair value less estimated costs to sell the Microelectronics business and other estimated costs related to the transaction, including cash consideration. The discontinued operations effective tax rate in the third quarter of 2015 was 78.8 percent compared to 29.0 percent in the third quarter of 2014 and was 38.0 percent in the first nine months of 2015 compared to 29.1 percent in the prior year period.

Financial Position

Dynamics

       At September 30, 2015, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $9,568 million. Total debt of $39,660 million decreased $1,144 million from prior year-end levels, driven by maturities of $5,389 million, partially offset by new debt issuances of $3,705 million and commercial paper of $950 million. Within total debt, $25,969 million, or approximately 65 percent, is in support of the Global Financing business. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first nine months of 2015, the company generated $11,729 million in cash from operations, an increase of $920 million compared to the first nine  months of 2014. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. In October 2015, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2020.

       The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 81, are supplementary data presented to facilitate an understanding of the Global Financing business.

Management Discussion – (continued)

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Current assets	$42,112	$49,422
Current liabilities	33,732	39,600
Working capital	$8,379	$9,822

Current ratio	1.25:1	1.25:1

       Working capital decreased $1,442 million from the year-end 2014 position. The key changes are described below:

Current assets decreased $7,310 million ($5,075  million adjusted for currency), due to:

•         A decline of $3,640 million ($2,548 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances; and

•         A decline of $1,975 million ($1,922 million adjusted for currency) in other accounts receivable primarily the result of the collection of tax refunds; and

•         A decline of $1,103 million ($618 million adjusted for currency) in trade accounts receivable driven by collections of higher year-end balances; and

•         A decline of $809 million ($557 million adjusted for currency) in prepaid expenses and other current assets due to decreases in counterparty collateral postings and derivative assets; and

•         A decline of $491 million ($427 million adjusted for currency) in inventories primarily driven by the Microelectronics divestiture; partially offset by

•         An increase of $1,004 million ($1,197 million adjusted for currency) in cash and cash equivalents.

       Current liabilities decreased $5,868 million ($4,384 million adjusted for currency), as a result of:

•         A decrease in taxes of $2,201 million ($2,003 million adjusted for currency) primarily driven by income tax payments and a tax benefit associated with the Microelectronics divestiture; and

•         A decrease in other accrued expenses and liabilities of $2,111 million ($1,880 million adjusted for currency) driven by the cash consideration associated with the Microelectronics divestiture and by workforce rebalancing payments; and

•         A decrease in accounts payable of $1,699 million ($1,481 million adjusted for currency) reflecting declines from typically higher year-end balances and the wind-down of the divested System x business payables; and

•         A decrease in deferred income of $1,419 million ($906 million adjusted for currency) driven by amortization; partially offset by

•         An increase in short-term debt of $1,807 million ($1,930 million adjusted for currency) primarily as a result of reclassifications of $5,441 million from long term to reflect upcoming maturities, commercial paper of $950 million and issuances of $782 million, partially offset by maturities of $5,389 million.

Cash Flow

       The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion – (continued)

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Net cash provided by/(used in) continuing operations:
Operating activities	$11,729	$10,809
Investing activities	(2,714)	(1,765)
Financing activities	(7,818)	(9,753)
Effect of exchange rate changes on cash and cash equivalents	(194)	(447)
Net change in cash and cash equivalents	$1,004	$(1,155)

       Net cash provided by operating activities increased by $920 million as compared to the first nine months of 2014 driven by the following factors:

•      A decrease in income taxes paid of $2,799 million; and

•         An improvement in accounts payable of $462 million driven by a lower opening balance; partially offset by

•         An increase in performance based compensation payments of $456 million; and

•         Performance related declines within net income.

       Net cash used in investing activities increased $949 million compared to the first nine months in 2014 driven by:

•         An increase in net cash used related to acquisitions and divestitures of $1,147 million primarily driven by the net cash consideration payment associated with the Microelectronics divestiture; and

•         Lower cash sourced from sales of  marketable securities and other investments of $228 million; partially offset by

•         Higher cash from non-operating finance receivables of $386 million.

       Net cash used in financing activities decreased $1,935 million as compared to the first nine months of 2014 driven by the following factors:

•         A decrease of $9,701 million of cash used for gross share repurchases; partially offset by

•         A decrease in net cash sourced from debt transactions of $7,029 million driven by a lower level of issuances in the current year; and

•         An increase in dividend payments of $460 million.

Noncurrent Assets and Liabilities
	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Noncurrent assets	$66,537	$68,110
Long-term debt	$32,122	$35,073
Noncurrent liabilities (excluding debt)	$29,344	$30,844

       The decrease in noncurrent assets of $1,573 million (an increase of $1,273 million adjusted for currency) was driven by:

•         A decrease of $1,592 million in long-term financing receivables ($734 million adjusted for currency) reflecting seasonal reductions from higher year-end balances; and

•         A decrease of $1,118 million in deferred taxes ($879 million adjusted for currency) driven by retirement related plan activity and a tax benefit associated with the Microelectronics divestiture; and

•         A decrease of $328 million in net intangible assets driven by amortization; partially offset by

Management Discussion – (continued)

•         An increase in retirement plans assets of $1,873 million ($1,948 million adjusted for currency) driven by the expected returns on plan assets.

       Long-term debt decreased $2,952 million ($2,459 million adjusted for currency) from the year-end balance primarily driven by:

•         Reclassifications of $5,441 million to reflect upcoming maturities; partially offset by

•         Issuances of $2,922 million.

       The decrease in noncurrent liabilities (excluding debt) of $1,500 million ($108 million adjusted for currency) was driven by:

•        A decrease in retirement and nonpension postretirement liabilities of $1,249 million driven by a currency impact of $875 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Total company debt	$39,660	$40,804
Total Global Financing segment debt	$25,969	$29,103
Debt to support external clients	22,450	25,531
Debt to support internal clients	3,519	3,572
Non-Global Financing debt	$13,691	$11,701

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Services assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 85.

       Non-Global Financing debt of $13,691 million was up $1,989 million from December 31, 2014, but decreased $3,361 million from the third quarter of 2014.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions.

       “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 58.4 percent at September 30, 2015 compared to 59.4 percent at December 31, 2014 and 61.9 percent at September 30, 2014.

       Consolidated debt-to-capitalization ratio at September 30, 2015 was 74.7 percent versus 77.3 percent at December 31, 2014 and 76.0 percent at September 30, 2014.

Equity

       Total equity increased by $1,437 million from December 31, 2014 as a result of an increase in retained earnings of $5,105 million, an increase in retirement-related pension amounts of $1,608 million and an increase in common stock of $554 million, partially offset by an increase in treasury stock of $3,954 million primarily due to common stock repurchases and declines of $1,593 million related to currency translation.

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

       In the first nine months of 2015, the company’s results reflect the progress that it is making in the transformation. The company continues to move aggressively and decisively to reshape the business to best address the long-term value in enterprise IT. The company continued to shift investments and resources, establish new partnerships and ecosystems and introduce new innovations to the marketplace, including the launch of the industry’s first consulting practice dedicated to cognitive business. Each action that the company takes contributes to its transformation and improves the business for the long term. In the first nine months, total revenue declined less than 1 percent year to year, adjusted for currency and the impact of divested businesses. Revenue from the strategic imperatives grew more than 30 percent adjusted for currency and divestitures. There was significant strength in high-end systems, as the company’s new products address the most contemporary workloads in data, cloud and mobile. This strength, together with the overall shift to higher value and the company’s portfolio actions, drove margin expansion on the fairly stable revenue base. The company has maintained a high level of investment, as it shifts its spending to the strategic imperatives. The company has realized returns on these investments, as demonstrated by the strategic imperatives revenue growth. At the same time, the core is declining, in a declining market, as the company delivers productivity to its clients so that they can invest in the new areas. The company has stated that this transformation takes time, and its progression would not be a straight line. However, execution over this sustained period is a proof point that the company is on the right path.

       The company has made significant progress in driving the transformation of the business. However, the Global Business Services transformation is taking longer, which is putting some pressure on the company’s revenue and profit. In addition, the company had weaker transaction performance at the end of the third quarter, which when applied to the larger transaction base in the fourth quarter, has a more significant impact. At the same time, the company will continue to invest into the strategic imperatives where it sees tremendous opportunity – to accelerate this transformation. Taking all of this into consideration, in October 2015, the company updated its expectations for the full year 2015 for GAAP earnings per share from continuing operations to be in the range of $13.25 to $14.25, and operating (non-GAAP) earnings per share to be in the range of $14.75 to $15.75. Putting the low end of the operating (non-GAAP) earnings per share range into perspective, the $14.75 not only reflects the transaction trajectory at the end of the third quarter, but is also in line with a typical third to fourth quarter skew. The change in profit expectations has less impact on free cash flow for the year, as most of the transactions would occur late in the quarter. Therefore, the company continues to expect free cash flow to be approximately flat versus the prior year.  Going forward, the company expects to continue strong growth in its strategic imperatives, and it expects to continue to invest at a high level to drive the transformation, while returning value to shareholders. Importantly, the company is continuing to manage the business for the long term.

       In the present currency environment, and considering the impact from the completed divestitures, total revenue as reported is expected to decline in 2015. At October 2015 spot rates, the company expects the negative impact from currency on revenue to be approximately 5 points in the fourth quarter and approximately 7-8 points for the full year. The impact of divested businesses has no impact in the fourth quarter and is 3 points for the full year 2015. Therefore, the combined negative impact of currency at these spot rates and the divested businesses is expected to be approximately 5 points in the

Management Discussion – (continued)

fourth quarter and 10-11 points for the full year. Also, as with all companies with a similar global business profile, with the dollar strengthening, the company expects currency will have a significant translation impact on its profit growth. The estimated impact to operating (non-GAAP) earnings growth in the first nine months of 2015 was approximately $0.56 per share. Based on year-to-date performance and October 2015 spot rates, the company now expects currency to impact operating (non-GAAP) earnings year-to-year growth by more than $0.80 per share for the full year.

       Within the company’s earnings per share expectation for 2015, with the flow through from the prior year share reduction, the first nine months repurchase amount and the remaining authorization, the company is expecting a 2-3 point benefit from share repurchases—less than the benefit in 2014. At the end of September 2015, the company had approximately $2.4 billion of repurchase authorization remaining.

  The company expects, in the normal course of business, that its effective tax rate and operating (non-GAAP) tax rate will be approximately 20 percent. The tax rate in the first nine months of 2015 reflected a benefit from certain discrete items. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

       The company expects 2015 pre-tax retirement-related plan cost to be approximately $2.6 billion, an increase of approximately $600 million compared to 2014. This estimate reflects current pension plan assumptions at December 31, 2014. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, a decrease of approximately $100 million versus 2014. Non-operating retirement-related plan cost is expected to be approximately $1.1 billion, an increase of approximately $700 million compared to 2014, driven by increased recognized actuarial losses and the additional Spain pension-related obligation. Contributions for all retirement-related plans are expected to be approximately $2.6 billion in 2015, essentially flat compared to 2014.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At September 30, 2015, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2014. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first nine months of 2015. Based on the currency rate movements in the first nine months of 2015, total revenue decreased 13.1 percent as reported and decreased 4.8 percent at constant currency versus the first nine months of 2014. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $700 million in the first nine months of 2015 on an as reported basis, and a decrease of approximately $900 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $75 million in the first nine months of 2014 on both an as reported and operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

Management Discussion – (continued)

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

        The company continues to monitor the economic conditions in Venezuela. In March 2013, the Venezuelan government created a new foreign exchange mechanism called the “Complimentary System of Foreign Currency Acquirement” (or the “SICAD 1”). This system operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specific import transactions. In March 2014, the company adopted the SICAD 1 rate of 10.7 Bolivar (Bs) per USD. In the first quarter of 2014, the company recorded a pre-tax loss of $31 million as a result of the devaluation in other (income) and expense in the Consolidated Statement of Earnings. In February 2015, the Venezuelan government created a new foreign exchange platform, the Marginal Currency System, or SIMADI.  The company will continue to monitor transactions from these exchange systems going-forward in 2015. At the September 30, 2015 SICAD rate of 13.5 Bs/USD, the company’s net asset position in Venezuela was $33 million, reflecting a $2 million currency loss recorded in the third quarter. For the first nine months of 2015, the company has recorded $4 million in currency losses. The company’s operations in Venezuela comprised less than 1 percent of total 2014 and 2013 revenue, respectively.

Liquidity and Capital Resources

      In the company’s 2014 Annual Report, on pages 65 to 68, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 65 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2015, those amounts are $11.7 billion for net cash from operating activities, $9.6 billion of cash and marketable securities and $10 billion in global credit facilities, respectively. In October 2015, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2020.

      The major rating agencies’ ratings on the company’s debt securities at September 30, 2015 appear in the table below. The agency ratings remain unchanged from December 31, 2014. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 21, 2015, March 30, 2015 and June 24, 2015, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2015, the fair value of those instruments that were in a liability position was $230 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 66 of the company’s 2014 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 75. The following is management’s view of cash flows for the first nine months of 2015 and 2014 prepared in a manner consistent with the table and description on pages 66 and 67 of the company’s 2014 Annual Report.

Management Discussion – (continued)

(Dollars in millions)
For the nine months ended September 30:	2015	2014
Net cash from operating activities per GAAP	$11,729	$10,809
Less: the change in Global Financing receivables	1,962	2,223
Net cash from operating activities, excluding Global Financing receivables	9,767	8,587
Capital expenditures, net	(2,764)	(2,803)
Free cash flow	7,003	5,783
Acquisitions	(821)	(650)
Divestitures	(488)	489
Share repurchases	(3,846)	(13,547)
Dividends	(3,636)	(3,176)
Non-Global Financing debt	770	4,536
Other (includes Global Financing receivables and Global Financing debt)	2,108	5,065
Change in cash, cash equivalents and short-term marketable securities	$1,091	$(1,501)

        Free cash flow of $7,003 million for the first nine months of 2015 increased $1,220 million year to year. The increase was driven primarily by a reduction in cash tax payments of $2.8 billion compared to the first nine months of 2014 and continued improvement in sales cycle working capital. This was partially offset by the remaining working capital impact to cash flow from the System x divestiture ($0.2 billion), a higher level of payments for performance-based compensation ($0.5 billion) which was accrued for in 2014 and performance-related declines in net income. Net capital expenditures of $2.8 billion was essentially flat year to year, although spending included a shift as the company continues to build out its cloud capacity. In the first nine months of 2015, the company continued to focus its cash utilization on returning value to shareholders including $3.6 billion in dividends and $3.8 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2014 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $600 million in 2015. Contributions related to all retirement-related plans are expected to be approximately $2.6 billion in 2015. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
External revenue	$447	$487	$1,386	$1,502
Internal revenue	584	598	1,874	1,900
Total revenue	1,031	1,084	3,261	3,403
Cost	328	379	1,045	1,061
Gross profit	$703	$705	$2,216	$2,342
Gross profit margin	68.2%	65.0%	68.0%	68.8%
Pre-tax income	$562	$475	$1,690	$1,664
After-tax income	$376	$320	$1,131	$1,120
Return on equity*	40.5%	31.9%	39.7%	37.7%

* See page 85 for the details of the after-tax income and return on equity calculation.

       The decrease in revenue in the third quarter, as compared to the same period in 2014, was due to:

•         A decline in external revenue of 8.1 percent as reported, but an increase of 7 percent adjusted for currency, due to decreases in financing revenue (down 8.0 percent to $347 million) and equipment sales revenue (down 9.2 percent to $99 million); and

•         A decline in internal revenue of 2.3 percent, due to a decrease in financing revenue (down 20.7 percent to $84 million), partially offset by an increase in used equipment sales revenue (up 1.7 percent to $500 million).

       The decrease in revenue in the first nine months, as compared to the same period in 2014, was due to:

•         A decline in external revenue of 7.7 percent as reported, but an increase of 4 percent adjusted for currency, due to decreases in financing revenue (down 8.6 percent to $1,061 million) and equipment sales revenue (down 5.3 percent to $322 million); and

•         A decline in internal revenue of 1.4 percent, due to a decrease in financing revenue (down 19.3 percent to $254 million), partially offset by an increase in used equipment sales revenue (up 2.2 percent to $1,621 million).

       The decreases in external financing revenue in the third quarter and for the first nine months of 2015, compared to the same periods in 2014, were due to a decrease in the average asset balance. The decreases in internal financing revenue in the third quarter and for the first nine months of 2015, compared to the same periods in 2014, were due to a decrease in the average asset balance as well as lower asset yields.

       Global Financing gross profit decreased 0.3 percent and 5.4 percent in the third quarter and in the first nine months respectively, of 2015, compared to the same periods in 2014, due to a decrease in financing gross profit, partially offset by an increase in used equipment sales gross profit. The gross profit margin increased 3.2 points in the third quarter of 2015, compared to the same period in 2014, due to an increase in the used equipment sales margin.  The gross profit margin decreased 0.9 points in the first nine months of 2015, compared to the same period in 2014, due to a decrease in the financing margin.

       Global Financing pre-tax income increased 18.1 percent to $562 million in the third quarter of 2015, compared to the same period in 2014, due to decreases in financing receivables provisions ($52 million) and in selling, general and administrative expenses ($36 million), partially offset by the decrease in gross profit ($2 million). Pre-tax income increased 1.6 percent to $1,690 million in the first nine months of 2015, compared to the same period in 2014, due to decreases in

Management Discussion – (continued)

selling, general and administrative expenses ($96 million) and in financing receivables provisions ($56 million), partially offset by the decrease in gross profit ($126 million). The decreases in financing receivables provisions for both periods were due to lower specific reserve requirements in the current year.

      The increase in return on equity in the third quarter of 2015, compared to the same period of 2014, was due to the increase in after-tax income and a lower average equity balance. The increase in return on equity for the first nine months of 2015, compared to the same period of 2014, was due to a lower average equity balance.

Financial Position

Balance Sheet
	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$1,523	$1,538
Net investment in sales-type and direct financing leases	7,418	8,263
Equipment under operating leases — external clients (1)	637	774
Client loans	11,841	14,290
Total client financing assets	19,896	23,327
Commercial financing receivables	6,487	8,424
Intercompany financing receivables (2) (3)	4,374	4,611
Other receivables	327	368
Other assets	459	577
Total assets	$33,066	$38,845
Intercompany payables (2)	$1,666	$3,631
Debt (4)	25,969	29,103
Other liabilities	1,721	2,094
Total liabilities	29,357	34,828
Total equity	3,710	4,017
Total liabilities and equity	$33,066	$38,845

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

Management Discussion – (continued)

       At September 30, 2015, substantially all financing assets were IT related assets, and approximately 55 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers.

Originations

The following are total financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Client financing	$2,598	$3,044	$9,561	$9,399
Commercial financing	9,828	10,276	28,143	30,402
Total	$12,425	$13,321	$37,705	$39,801

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first nine months of 2015 which resulted in a net decline in financing assets from December 2014. Cash collections of both commercial financing and client financing assets exceeded new financing originations in the third quarter of 2015 which resulted in a net decline in financing assets in this period. The decrease in originations in both periods was due to a decrease in volumes in commercial financing compared to the same period in the prior year.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as payments to business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At September 30,	At December 31,
(Dollars in millions)	2015	2014
Gross financing receivables	$25,793	$31,007
Specific allowance for credit losses	527	484
Unallocated allowance for credit losses	81	96
Total allowance for credit losses	608	580
Net financing receivables	$25,185	$30,427
Allowance for credit losses coverage	2.4%	1.9%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2015	Used*	(Reductions)	Other**	September 30, 2015
$580	$(39)	$108	$(41)	$608

* Represents reserved receivables, net of recoveries, that were disposed of during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 1.9 percent at December 31, 2014, to 2.4 percent at September 30, 2015, primarily due to an increase in specific reserve requirements. Specific reserves increased 9 percent from $484 million at December 31, 2014, to $527 million at September 30, 2015. Unallocated reserves decreased 15 percent from $96 million at December 31, 2014, to $81 million at September 30, 2015, primarily due to the decline in gross financing receivables.

       Global Financing’s bad debt expense was $14 million for the three months ended September 30, 2015, compared to $66 million for the same period in 2014. Global Financing’s bad debt expense was $108 million for the nine months ended September 30, 2015, compared to $164 million for the same period in 2014. The year-to-year decreases in bad debt expense were due to lower specific reserve requirements, primarily in China, in the current year.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from lease returns, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned off of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 58.2 percent and 59.7 percent of Global Financing's revenue in the third quarter and first nine months, respectively, of 2015, and 55.5 percent and 56.6 percent in the third quarter and first nine months, respectively, of 2014. The increases in both periods were due to a higher volume of used equipment sales for internal transactions. The gross profit margins on total equipment sales were 65.6 percent and 60.0 percent in the third quarter of 2015 and 2014, respectively. The gross profit margins were 65.5 percent and 65.2 percent in the first nine months of 2015 and 2014, respectively. The increase in the gross profit margin for the third quarter ending September 30, 2015 was primarily driven by margin increases in both external and internal equipment sales, as well as a shift in mix toward higher margin internal equipment sales.

       The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2015 and September 30, 2015. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2015 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $105 million and $103 million for the financing transactions originated during the quarters ended September 30, 2015 and 2014, respectively and $565 million and $306 million for the nine months ended September 30, 2015 and 2014, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $44 million and $52 million for the financing transactions originated during the quarters ended September 30, 2015 and 2014, respectively, and $141 million and $154 million for the nine months ended September 30, 2015 and 2014, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $6 million for the financing transactions originated in both of the quarters ended September 30, 2015 and 2014 and $39 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively. The cost of guarantees was $0.6 million for both of the quarters ended September 30, 2015 and 2014 and $3.9 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	September 30, 2015 Balance
	January 1,	September 30,				2018 and
(Dollars in millions)	2015	2015	2015	2016	2017	Beyond
Sales-type and direct financing
leases	$671	$635	$38	$163	$175	$259
Operating leases	166	143	26	48	44	25
Total unguaranteed residual
value	$837	$778	$64	$211	$219	$284
Related original amount
financed	$15,636	$14,113
Percentage	5.4%	5.5%

Management Discussion – (continued)

Debt
	At September 30,	At December 31,
	2015	2014
Debt-to-equity ratio	7.0x	7.2x

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

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 81 and in “Segment Information” on pages 28 and 29.

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

(Dollars in millions)	At September 30, 2015		At December 31, 2014
Global Financing Segment		$25,969		$29,103
Debt to support external clients	$22,450		$25,531
Debt to support internal clients	3,519		3,572
Non-Global Financing Segments		13,691		11,701
Debt supporting operations	17,210		15,274
Intercompany activity	(3,519)		(3,572)
Total company debt		$39,660		$40,804

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Numerator
Global Financing after-tax income*	$376	$320	$1,131	$1,120
Annualized after-tax income (a)	$1,504	$1,281	$1,508	$1,494
Denominator
Average Global Financing equity (b)**	$3,716	$4,010	$3,799	$3,962
Global Financing return on equity (a)/(b)	40.5%	31.9%	39.7%	37.7%

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

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Please refer to the “Snapshot” section on page 49 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,436	$89		$118		$9,643
Gross profit margin	48.9%	0.5	pts.	0.6	pts.	50.0%
S,G&A	$4,731	$(76)		$(74)		$4,581
R,D&E	1,287	—		(12)		1,275
Other (income) and expense	(133)	0		—		(133)
Total expense and other (income)	5,815	(76)		(86)		5,652
Pre-tax income from continuing operations	3,621	165		204		3,991
Pre-tax margin from continuing operations	18.8%	0.9	pts.	1.1	pts.	20.7%
Provision for income taxes*	$659	$(5)		$64		$718
Effective tax rate	18.2%	(0.9)	pts.	0.7	pts.	18.0%
Income from continuing operations	$2,962	$170		$140		$3,272
Income margin from continuing operations	15.4%	0.9	pts.	0.7	pts.	17.0%
Diluted earnings per share from
continuing operations	$3.02	$0.18		$0.14		$3.34

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$10,874	$106		$43		$11,023
Gross profit margin	48.6%	0.5	pts.	0.2	pts.	49.2%
S,G&A	$5,281	$(96)		$(48)		$5,137
R,D&E	1,354	—		19		1,373
Other (income) and expense	(103)	0		—		(103)
Total expense and other (income)	6,513	(96)		(29)		6,389
Pre-tax income from continuing operations	4,361	202		71		4,634
Pre-tax margin from continuing operations	19.5%	0.9	pts.	0.3	pts.	20.7%
Provision for income taxes*	$906	$42		$14		$963
Effective tax rate	20.8%	0.0	pts.	0.0	pts.	20.8%
Income from continuing operations	$3,455	$159		$57		$3,671
Income margin from continuing operations	15.4%	0.7	pts.	0.3	pts.	16.4%
Diluted earnings per share from
continuing operations	$3.46	$0.16		$0.06		$3.68

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$29,278	$268		$350		$29,896
Gross profit margin	49.1%	0.4	pts.	0.6	pts.	50.1%
S,G&A	$15,273	$(230)		$(445)		$14,598
R,D&E	3,885	—		(36)		3,849
Other (income) and expense	(578)	(5)		—		(583)
Total expense and other (income)	18,431	(235)		(481)		17,715
Pre-tax income from continuing operations	10,846	503		831		12,181
Pre-tax margin from continuing operations	18.2%	0.8	pts.	1.4	pts.	20.4%
Provision for income taxes*	$1,943	$52		$234		$2,228
Effective tax rate	17.9%	(0.3)	pts.	0.7	pts.	18.3%
Income from continuing operations	$8,904	$452		$597		$9,953
Income margin from continuing operations	14.9%	0.8	pts.	1.0	pts.	16.7%
Diluted earnings per share from
continuing operations	$9.03	$0.46		$0.60		$10.09

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2014	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$33,545	$315		$141		$34,001
Gross profit margin	48.8%	0.5	pts.	0.2	pts.	49.5%
S,G&A	$17,146	$(291)		$(162)		$16,693
R,D&E	4,117	—		56		4,173
Other (income) and expense	(433)	0		—		(433)
Total expense and other (income)	20,654	(292)		(106)		20,257
Pre-tax income from continuing operations	12,891	607		246		13,744
Pre-tax margin from continuing operations	18.8%	0.9	pts.	0.4	pts.	20.0%
Provision for income taxes*	$2,655	$123		$49		$2,827
Effective tax rate	20.6%	0.0	pts.	0.0	pts.	20.6%
Income from continuing operations	$10,237	$483		$197		$10,917
Income margin from continuing operations	14.9%	0.7	pts.	0.3	pts.	15.9%
Diluted earnings per share from
continuing operations	$10.09	$0.48		$0.19		$10.76

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 12, “Contingencies,” on pages 43 to 46 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2015.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
July 1, 2015 - July 31, 2015	2,388,593	$164.10	2,388,593	$3,515,932,342

August 1, 2015 - August 31, 2015	5,683,573	$151.15	5,683,573	$2,656,861,420

September 1, 2015 - September 30, 2015	1,754,133	$144.68	1,754,133	$2,403,064,959

Total	9,826,299	$153.14	9,826,299

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

Date: October 27, 2015
	By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller