Form 10-K
period 2015-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2016-02-23
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2015

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2016	Name of each exchange on which registered
Capital stock, par value $.20 per share	960,880,915	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
2.625% Notes due 2022		New York Stock Exchange
1.25% Notes due 2023		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $159.3 billion.

Documents incorporated by reference:

         Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2015 are incorporated by reference into Parts I, II and IV of this Form 10-K.

         Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Strategy

        IBM has transformed throughout its 100+ year history, and in its current transformation, IBM is leading a reordering of the technology industry.

        In 2014, the company's strategic imperatives were declared around the three main forces behind "digital": big data and analytics, cloud and engagement. Since 2010, IBM has invested approximately $30 billion in these areas, built out the IBM Cloud on a global scale, established the Watson Group, announced 50 acquisitions and entered into major partnerships, including the landmark alliance with Apple to bring mobile to the enterprise.

        As IBM's clients transform, "digital" itself is not the destination, but a foundation to create a truly Cognitive Enterprise. This is resulting in new types of interactions between people, organizations and machines.

        Through these developments, IBM is emerging as more than a hardware, software and services company; IBM is transforming into a cognitive solutions and cloud platform company. Key tenets of the company's highly differentiated strategy include:

        Cognitive Solutions:    Cognitive, advanced analytics and key data are being integrated into all leading solutions.

        Cloud Platform:    New solutions will be built on the IBM Cloud and the company's offerings will be cloud-enabled. The company is continuing to build the premier cloud stack, developer environment and most secure hybrid cloud platform in the industry.

        Industry Focus:    Because industry context is so important to the value of IBM's solutions, these solutions will be built for the needs of individual industries and professions.

Cognitive Solutions

        Since 2011 when IBM's Watson was introduced, IBM has been developing a new generation of cognitive systems that can see and analyze the massive amounts of data that have previously been invisible to computers and enterprises. Cognitive systems have the capability to inject a kind of thinking ability into every digitalized object, process and service. IBM is on the forefront of deploying these systems and assisting clients to become truly Cognitive Enterprises.

        Cognitive systems are not programmed; like humans, they learn from experts, from every interaction, and from big data. They are enabled to learn by using advanced algorithms to sense, predict and infer. Ultimately they can augment human intelligence, allowing individuals to make more informed decisions.

        For the past five years, IBM has continued to invest in Watson, including dedicating $100 million to venture investments to support start-ups building cognitive apps through the Watson Developer Zone on Bluemix. IBM is also making Watson more widely available through the Watson Ecosystem, which has grown to more than 500 partners.

        Paired with Watson is the company's core big data and analytics business. IBM has invested over $15 billion in these areas since 2010, including over $7 billion on more than 20 acquisitions. Nearly half of IBM Research's spending is focused on analytics and cognitive.

        IBM's leading-edge cognitive technology is only the starting point. The company is developing entirely new solutions businesses around that cognitive capability. In 2015, the Watson Health unit was formed, which is IBM's first business unit designed around a single industry. Watson Health will create cognitive solutions that can better help doctors diagnose and anticipate disease; it will recommend treatments that are tailored to individuals; and it will assist researchers to predict and prevent the next generation of diseases.

        Another set of cognitive solutions IBM is building is the Internet of Things (IoT). It is estimated that there are more than 9 billion connected devices operating in the world today, generating 2.5 quintillion bytes of new data daily. Watson IoT will bring the power of cognitive to the challenge of extracting and analyzing data embedded in intelligent devices in real time. In addition, the recent closure of The Weather Company acquisition essentially expands the company's IoT platform; with one that collects, integrates and analyzes data from three billion weather forecast reference points, including satellites, weather stations, airplanes, consumer apps and more for IBM and our clients.

        Through Cognitive, IBM is ushering in a new era for the industry and for clients.

Cloud Platform

        Cloud is at the heart of the "digital" revolution. No enterprise is untouched by this revolution and the shifts are occurring rapidly.

        Enterprises are benefiting from cloud by using it to transform their information technology (IT) and business processes into digital services. Cloud brings two compelling sources of value:

  •
  Innovation:  In addition to cloud enabling the sharing of infrastructure, the real promise of cloud is innovation. By forcing greater levels of standards throughout the technology value chain, new products and services, and even entire business models, can be created in weeks rather than months or years.

  •
  Hybrid:  Data, cloud and engagement are powerful forces changing the landscape of technology and businesses. Enterprises need to bring this new world of technology together with their existing systems in order to capture their full value. Hybrid cloud brings together the back-end systems infrastructure with the new strategic imperative "digital" technologies. Unless the new and traditional IT worlds are brought together, they will be isolated within the enterprise. IBM servers and storage can handle mobile transactions, compose and expose APIs and integrate across hybrid clouds to unlock new value from data.

        Making applications work across on-premise, public and private cloud environments is what hybrid cloud is all about. This requires a deep understanding of both traditional and new IT models, something that IBM is unique in bringing to its clients:

  •
  In traditional IT, for example, the z Systems mainframe is used by all of the top 25 global banks and almost three-quarters of the top 25 U.S. retailers. In addition, 70 percent of the top 25 Fortune 500 companies rely on IBM to manage their critical IT infrastructures.

  •
  In the new world of IT, the IBM Cloud has become the standard for enterprise-grade cloud—bringing performance and the integration across all IT. The company continues to build cloud into Global Technology Services' (GTS) large base of outsourcing relationships.

  •
  Each of these areas of IT requires uncompromising security. IBM Security brings to clients advanced technologies in fraud and threat protection, identity and access management, application and data security, mobile and cloud security. IBM's systems are among the most secure in the world with advanced encryption, threat monitoring and tracking and behavioral analytics. Further, high-end security consulting brings the expertise of 6,000 dedicated security specialists. Built on big data analytics, IBM manages over 20 billion security events per day on 2.5 million desktops for 12,000 clients through its Security Operations Centers.

        IBM's Cloud platform includes:

  •
  IBM Cloud's Infrastructure-as-a-Service, which offers bare metal, private cloud and virtual server instances, enabling it to cover many different workloads with unprecedented performance. IBM's platform also has tremendous geographic reach—with 46 cloud centers around the globe.

  •
  Bluemix is IBM's Platform-as-a-Service, built on the open standards foundation of Cloud Foundry and powered by IBM Cloud's infrastructure. Bluemix offers cloud-based services, APIs and leading third-party services to developers in an integrated platform. With $1 billion of investment, Bluemix is now the largest Cloud Foundry development, has a significant number of services and is onboarding thousands of developers per week.

  •
  IBM Cloud Marketplace brings together the company's extensive portfolio of cloud capabilities, providing a self-service, digital experience for developers, IT and business leaders. IBM has a significant number of Software-as-a-Service offerings and visitors to the Marketplace have access to an extensive and growing portfolio of cloud capabilities from IBM and qualified third-party vendors.

  •
  In 2015, IBM acquired: Blue Box Group, Inc. (private cloud), Compose (database-as-a-service), StrongLoop, Inc. (developer technology), Cleversafe, Inc. (object-based storage), Gravitant, Inc. (cloud brokerage) and Clearleap, Inc. (cloud- based video).

  •
  The Weather Company acquisition in January 2016, whose dynamic cloud data platform powers the fourth most-used daily mobile app in the United States and handles 26 billion inquiries to its cloud-based services each day. This high-volume cloud platform processes, analyzes and distributes enormous data sets at scale in real time. It adds an important dimension to the company's cloud platform.

  •
  IBM has entered into strategic partnerships all focused on bringing innovative data and analytics solutions to the market. The IBM Cloud is the most powerful platform for enterprise-grade environments, bringing clients unparalleled levels of security, performance and scalability.

Industry Focus

        IBM's solutions and platforms are most relevant in the context of each client's industry. General-purpose tools have their place, but the company can unlock much greater value in building solutions for the specific needs of an industry. In this context, Industries are the focus.

        Watson Health is an example of how the company is defining solutions around industry needs. In addition to Watson Health, in 2015, 20 new industry-specific analytics solutions were launched with pre-built predictive analytics capabilities. These include solutions that allow clients to mine customer data for hidden insights for action, spot fraud or risk and predict vulnerabilities to preempt before they occur. These solutions, which are tailored specifically for retail, banking, telecommunications, insurance and others, will make it easier and faster for organizations to uncover and act on critical business insights. In addition, IBM has announced over 100 apps through its alliance with Apple that bring value in the context of individual industries.

        Complementing the power of the company's technology solutions is the industry expertise of IBM's Global Business Services consulting business. It is the combination of IBM's technology and services, which enable clients to achieve their business outcomes.

Summary

        Each successive transformation of IBM has brought something new and innovative to the world. More than 50 years ago, IBM brought forward a revolutionary transactional computer called the mainframe. In the decades that followed, IBM commercialized the personal computer, created an industry around IT services and a software market around middleware. Each of these innovations is with the world today; they were built to last.

        The company's next chapter is ushering in an entirely new era of human-organization-computer interaction—embodied in Cognitive Solutions and the Cloud Platform.

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

        The company's global capabilities include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide integrated solutions and platforms to the company's clients.

        The business model is dynamic, adapting to the continuously changing industry and economic environment, including the company's transformation into cloud and as-a-service delivery models. The company continues to strengthen its position through strategic organic investments and acquisitions in higher-value areas while divesting certain businesses. In addition, the company is transforming into a more agile enterprise helping to drive productivity, which supports investments for participation in markets with significant long-term opportunity.

        This business model, supported by the company's financial model, has enabled the company to deliver strong earnings, cash flows and returns to shareholders over the long term.

Business Segments and Capabilities

        The company's major operations consists of five business segments: Global Technology Services and Global Business Services, which the company collectively calls Global Services, Software, Systems Hardware and Global Financing.

        In late February 2016, the company plans to meet with investors to discuss changes in the business, which will result in a change in the company's reportable segments beginning in the first quarter of 2016.

        Global Services: is a critical component of the company's strategy of providing IT infrastructure and business insight and solutions to clients. These solutions include industry-leading IBM software and systems, as well as other suppliers' products if a solution requires it. Approximately 60 percent of external Global Services segment revenue is annuity based, coming primarily from outsourcing and maintenance arrangements. The Global Services backlog provides a solid revenue base entering each year. Within Global Services, there are two reportable segments: Global Technology Services and Global Business Services.

        Global Technology Services (GTS) provides IT infrastructure services, creating business value for clients through integrated services, incorporating unique intellectual property within its global delivery model. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved productivity, flexibility, cost and outcomes.

GTS Capabilities

        Strategic Outsourcing: delivers comprehensive IT outsourcing services focused on clients' enterprise IT infrastructure environments to enable digital transformation and consistently deliver improved quality, flexibility, risk management and financial value. The company integrates long-standing expertise in service management and technology with the ability to exploit the power of new technologies from IBM systems and software, such as cloud computing, analytics, cognitive computing and virtualization, to deliver high performance, innovation and improved ability to achieve business objectives.

        Integrated Technology Services: delivers a portfolio of project-based and managed services that enable clients to transform and optimize their IT environments by driving efficiency, flexibility and productivity. The portfolio is built around a key set of solutions addressing systems, mobility, resiliency, networking, cloud and security. This portfolio includes key assets and intellectual property and incorporates best practices and proven methodologies that ensure high quality delivery, security and compliance.

        Cloud: delivers a comprehensive set of hybrid cloud services including assisting clients with building their own private clouds, building customized dedicated managed clouds, allowing clients to leverage standardized cloud infrastructure services from the SoftLayer and Cloud Managed Services offerings; and creating environments linking their private and public workloads together. This portfolio of cloud offerings spans across the GTS business lines.

        Technology Support Services (Maintenance Services): delivers a complete line of support services from product maintenance through solution support to maintain and improve the availability of clients' IT infrastructures.

        Global Business Services (GBS) has the mission to deliver predictable business outcomes to the company's clients across: Consulting and Systems Integration, Application Management Services and Process Services. These professional services deliver business value and innovation to clients through solutions which leverage industry and business process expertise. The role of GBS is to drive initiatives that integrate IBM content and solutions and drive the progress of the company's strategic imperatives. As clients transform themselves in response to market trends like big data, social and mobile computing, GBS helps clients use these technologies to reinvent relationships with their customers and realize new standards of efficacy and efficiency in the internal processes, data and applications that they use to run their businesses. In 2015, GBS announced the industry's first practice dedicated to cognitive business, Cognitive Business Solutions.

GBS Capabilities

        Consulting and Systems Integration: delivers client value with solutions in Strategy and Transformation, Application Innovation Services, Enterprise Applications and Smarter Analytics.

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

        Global Process Services: (included within Application Management Services) delivers a range of offerings consisting of standardized through transformational solutions including processing platforms and business process outsourcing. These services deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure.

        Software consists primarily of middleware and operating systems software. Middleware serves as a software layer that connects operating systems to applications across a standard software platform. The IBM Middleware portfolio allows seamless integration of unrelated systems, processes, and applications all while providing market leading functionality, in both on-premise and hybrid cloud environments. Operating systems are the software engines that run computers. Approximately 70 percent of external Software segment revenue is annuity based, coming from recurring license charges, software sold "as-a-Service" and ongoing post-contract support. The remaining revenue relates to one-time charge (OTC) arrangements in which clients pay one, up-front payment for a perpetual license. Typically, the sale of OTC software includes one year of post-contract support. Clients can also purchase ongoing post-contract support after the first year, which includes unspecified product upgrades and technical support.

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

        In January 2015, the company made several changes designed to more effectively align its key capabilities and resources to its strategic imperatives. These changes have enabled the company to respond more quickly to critical client agendas and drive higher value. Across Software, the company is transitioning its portfolio to capture growth and continue to drive innovation. The focus is centered around analytics, security, and commerce, utilizing its software assets to improve speed and agility in bringing integrated solutions to its clients and to help clients become cognitive enterprises.

        Watson: the first commercially available cognitive computing platform that has the ability to interact in natural language, processing vast amounts of big data, and learning from its interactions with people and computers. As an advisor, Watson is able to sift through and understand large amounts of data delivering insights with unprecedented speeds and accuracy.

        Watson Health: a business unit focused on the health industry, built upon the foundation of the work done with Watson and the momentum of Cloud. This team of consultants, medical practitioners, clinicians, developers and researchers work with an extensive ecosystem of partners and clients to advance the quality and effectiveness of individual health with advanced data analytics and insights.

        Watson Internet of Things (IoT) in today's world, physical devices of all types are now instrumented with compute capabilities that allow for direct sensing and communication of data. IBM's focus is enabling companies to use that data to improve operations, drive new business and work directly with clients.

        Systems Hardware provides clients with innovative infrastructure technologies to help meet the new requirements of hybrid cloud and cognitive workloads—from deploying advanced analytics, to moving to digital service delivery with the cloud, and securing mobile transaction processing. Approximately half of Systems Hardware's server and storage sales transactions are through the company's business partners; with the balance direct to end-user clients. IBM Systems also designs and procures advanced semiconductor devices for use in the company's systems.

Systems Hardware Capabilities

        Servers: a range of high-performing systems designed to address capacity, security, speed and compute power needs for businesses, organizations and technical computing applications. The portfolio includes z Systems, a trusted enterprise platform for integrating data, transactions and insight, and Power Systems, a system designed from the ground up for big data, optimized for scale-out cloud and Linux, and delivering open innovation with OpenPOWER. The company is also a founding member of the OpenPOWER foundation, a group of industry-leading companies working together to develop high-performance compute solutions based on the IBM POWER architecture.

        Storage: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of software-defined storage solutions, flash storage, disk and tape storage solutions.

        Technology: In 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations. This transaction closed in 2015.

        Global Financing facilitates IBM clients' acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise. The financing arrangements are predominantly for products or services that are critical to the end users' business operations. These financing contracts are entered into after a comprehensive credit evaluation and are secured by legal contracts. As a captive financier, Global Financing has the benefit of both deep knowledge of its client base and a clear insight into the products and services financed. These factors allow the business to effectively manage two of the major risks, credit and residual value, associated with financing while generating strong returns on equity. Global Financing also maintains a long-term partnership with the companies' clients through various stages of IT asset life cycle—from initial purchase and technology upgrades to asset disposition decisions.

Global Financing Capabilities

        Client Financing: lease, installment payment plan and loan financing to end users and internal clients for terms up to seven years. Assets financed are primarily IT products and services where the company has expertise. Internal financing is predominantly in support of Global Services' long-term client service contracts. Global Financing also factors a selected portion of the company's accounts receivable, primarily for cash management purposes. All internal financing arrangements are at arm's-length rates and are based upon market conditions.

        Commercial Financing: short-term inventory and accounts receivable financing to suppliers, distributors and remarketers of IBM and OEM products.

        Remanufacturing and Remarketing: assets include used equipment returned from lease transactions, or used surplus equipment acquired internally or externally. These assets may be refurbished or upgraded and sold or leased to new or existing clients both externally or internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Systems Hardware and Global Services. Systems Hardware may also sell the equipment that it purchases from Global Financing to external clients.

IBM Worldwide Organizations

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Sales and Distribution

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

Sales and Distribution

        IBM has a significant global presence, operating in more than 175 countries, with an increasingly broad-based geographic distribution of revenue. The company's Sales and Distribution organization manages the IBM global footprint, with dedicated country-based operating units focused on delivering unique value and a superior client experience. Within these units, client relationship professionals work with integrated teams of consultants, product specialists and delivery fulfillment teams to enable clients' business growth and innovation. These teams deliver value by understanding the clients' business and needs, and then bringing together capabilities from across IBM and an extensive network of Business Partners to develop and implement client solutions.

        By combining global expertise and digital sales capabilities with local experience, IBM's geographic structure enables client relationships through dedicated management focus for local clients, speed in addressing new market opportunities and timely investments in emerging opportunities. The geographic units align industry solution, product and services expertise to serve clients' agendas. IBM also extends the reach of its capabilities to commercial clients by leveraging industry skills with digital marketing, digital sales and local Business Partner resources.

        The company continues to invest to capture the long-term opportunity in key growth markets around the world—India, China and countries within Southeast Asia, Eastern Europe, the Middle East, Africa and Latin America. The company's major markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (UK) plus Austria, the Bahamas, Belgium, the Caribbean region, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests approximately 6 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through global labs on near-term and midterm innovations. It contributes many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research also explores the boundaries of science and technology—from nanotechnology and future systems, to big data analytics, secure clouds and advancing the world's first cognitive computing platform, IBM Watson.

        In 2015, IBM was awarded more U.S. patents than any other company for the 23rd consecutive year. IBM's 7,355 patents awarded in 2015 position the company to compete and lead in the emerging opportunities represented by big data and analytics, security, social and mobile technologies. These inventions will advance IBM's cloud platform and the new era of computing in which machines will learn, reason and interact with people in more natural ways.

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

Integrated Supply Chain

        IBM has an extensive integrated supply chain, procuring materials and services globally. In 2015, the company also managed approximately $24 billion in procurement spending for its clients through the Global Process Services organization. The supply, manufacturing and logistics operations are seamlessly integrated and have optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Supply chain resiliency enables IBM to reduce its risk during marketplace changes.

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

        Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. The company has been executing a strategy to transform its business, including shifting to higher value market segments and offerings and increasing its capabilities through organic investments and strategic acquisitions. As the company executes its strategy, it enters new markets, such as cloud, business analytics and "as-a-service" solutions, which exposes the company to new competitors. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Global Services:

        The services segments, GTS and GBS, operate in a highly competitive and continually evolving global market. GTS competes in strategic outsourcing, cloud services, and a wide range of technical and IT support services. GBS competes in consulting, system integration, application management and business process outsourcing services. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in the services business include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and a strong set of relationships with clients and strategic business partners worldwide. The company competes with broad based competitors including: Accenture, Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), Computer Sciences Corporation, Fujitsu, Hewlett-Packard Enterprise (HPE) and Microsoft Corporation (Microsoft); India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

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

Systems Hardware:

        The enterprise server and storage market is characterized by technology and service innovation, with competition focused on value, function, reliability, price and cost performance. New entrants are leveraging innovation in technology and delivery of services to compete against traditional providers and offerings. The company's principal competitors include Cisco Systems, Inc. (Cisco), Dell, Inc., EMC Corporation, HPE, Pure Storage and Oracle. Additionally, infrastructure-as-a-service providers such as Amazon Web Services who offer IT as a service and original device manufacturers who offer re-branded, lower cost system hardware alternatives compete with the company in this area.

        The company's investments in virtualization technologies, software optimization capabilities, power management, security, multi-operating system capabilities and the ability of its systems platforms to leverage the entire system—from the company's custom semiconductors through the software stack to increase efficiency, lower cost and improve performance—provide the company with competitive advantages in this segment. In addition, the company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership.

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

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 13 to 19 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2015 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 141 to 146.

        Financial information by geographic areas—page 145.

        Amount spent during each of the last three years on R&D activities—page 123.

        Financial information regarding environmental activities—page 114.

        The number of persons employed by the registrant—page 69.

        The management discussion overview—pages 18 to 22.

        Available information—page 151.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 23, 2016):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	58	2005
Colleen F. Arnold, Senior Vice President, IBM Sales and Distribution	58	2010
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	51	2015
Erich Clementi, Senior Vice President, IBM Sales and Distribution	57	2010
Bruno V. Di Leo Allen, Senior Vice President, IBM Sales and Distribution	58	2012
Diane J. Gherson, Senior Vice President, Human Resources	58	2013
Jon C. Iwata, Senior Vice President, Marketing and Communications	53	2002
Martin Jetter, Senior Vice President, IBM Global Technology Services	56	2014
James J. Kavanaugh, Senior Vice President, Transformation and Operations	49	2008
John E. Kelly III, Senior Vice President, IBM Cognitive Solutions and IBM Research	62	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	59	2014
Arvind Krishna, Senior Vice President and Director, IBM Research	53	2015
Robert J. LeBlanc, Senior Vice President, IBM Cloud	57	2010
Robert J. Picciano, Senior Vice President, IBM Data and Analytics Platforms	51	2014
Michael D. Rhodin, Senior Vice President, IBM Watson Business Development	55	2010
Thomas W. Rosamilia, Senior Vice President, IBM Systems	55	2013
Martin J. Schroeter, Senior Vice President and Chief Financial Officer	51	2014
Stanley J. Sutula III, Vice President and Controller	50	2015
Bridget A. van Kralingen, Senior Vice President, IBM Global Business Services	52	2012

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

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from certain segments of the IT industry and into areas in which it can differentiate itself through innovation and by leveraging its investments in R&D. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions. If the company's brand image is tarnished by negative perceptions, its ability to attract and retain customers could be impacted.

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

        Cybersecurity and Privacy Considerations could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems. The risk of such attacks to the company includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Successful breaches could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; and system disruptions or denial of service. In the event of such breaches, the company, its customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. The company experiences and responds to cybersecurity threats, although none has had a material adverse effect on the company to date. As the cybersecurity landscape evolves, the company may also find it necessary to make significant further investments to protect data and infrastructure. As a global enterprise, the company and its business practices related to data, including personal data, could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection, and the potential impact to the company of any such laws or regulations, as well as potential security breaches, could become greater. Additionally, cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation.

        The Company's Financial Results for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, our ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. Moreover, the company's strategic imperatives involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company's financial results. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, may affect IBM's ability to successfully ship all orders before the end of the quarter.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse equity market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results of operations and financial results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases can be significant due to the level of insolvencies of unrelated companies in the country at issue. Currently, Canada, Germany, Luxembourg and the United Kingdom require that these premiums be paid directly by the company and not out of plan assets, which could negatively impact the company's earnings. IBM's 2015 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2015 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2015 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

        The Company's Business could be impacted by its Relationships with Critical Suppliers: IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on a single or a limited number of suppliers, and with the completion of GLOBALFOUNDRIES' acquisition of IBM's global commercial semiconductor business, it became IBM's exclusive server processor technology provider for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

        Product Quality Issues could impact the Company's Business and Operating Results: The company has rigorous quality control standards and processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions or defects are experienced by customers, there could be negative consequences that could impact customers' business operations and harm the company's business's operating results.

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

        The Company is exposed to Currency and Financing Risks that could impact its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage its currency and financing risks will be successful.

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2015 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

        The Company's Reliance on Third Party Distribution Channels and Ecosystems could impact its Business: The company offers its products directly and through a variety of third party distributors, resellers and ecosystem partners. Changes in the business condition (financial or otherwise) of these distributors, resellers and ecosystem partners could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, distributors, resellers and ecosystem partners may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve growth objectives. In addition, the failure of third party distributors, resellers and ecosystem partners to comply with all applicable laws and regulations may prevent the company from working with them and could subject the company to losses and affect its ability to bring products to market.

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

        The Company is Subject to Legal Proceedings Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2015 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2015, IBM's manufacturing and development facilities in the United States had aggregate floor space of 9 million square feet, of which 8 million was owned and 1 million was leased. Of these amounts, 1 million square feet was vacant. The aggregate floor space in the United States declined 8 million square feet compared to December 31, 2014 primarily due to the divestiture of the Microelectronics business. Similar facilities in 14 other countries totaled 7 million square feet, of which 3 million was owned and 4 million was leased.

        Although improved production techniques, productivity gains and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 118 to 120 of IBM's 2015 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 147 and 151 of IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 444,582 common stockholders of record at February 10, 2016.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2015— October 31, 2015	648,725	$146.66	648,725	$6,307,925,921
November 1, 2015— November 30, 2015	641,698	$137.29	641,698	$6,219,824,822
December 1, 2015— December 31, 2015	4,754,380	$138.07	4,754,380	$5,563,376,965

Total	6,044,803	$138.91	6,044,803

(1)
On October 28, 2014, the Board of Directors authorized $5.0 billion in funds for use in the company's common stock repurchase program. On October 27, 2015, the Board of Directors authorized an additional $4.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 147 and 148 of IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 73 of IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on page 68 of IBM's 2015 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 76 through 146 of IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 74 and 75 of IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        On January 26, 2016, IBM announced that Mark Fields was elected to the IBM Board of Directors, effective March 1, 2016. The company amended Article III, Section 2 of its By-Laws to increase the number of directors to sixteen, effective March 1, 2016, the date Mark Fields joins the IBM Board of Directors. The company also amended Article III, Section 2 of its By-Laws to decrease the number of directors to fourteen, effective April 26, 2016. As previously announced by the company, due to retirement, Alain J.P. Belda and William R. Brody will not stand for re-election at the company's annual meeting of stockholders on April 26, 2016. The full text of IBM's By-Laws, as amended effective March 1, 2016 and as amended effective April 26, 2016, are included as Exhibit 3.2(a) and Exhibit 3.2(b), respectively, to this report.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "General Information—Audit Committee" and "2015 Director Compensation Narrative—Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 23, 2016)" on page 13 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "2015 Director Compensation Narrative," "2015 Director Compensation Narrative—2015 Director Compensation Table," "2015 Compensation Discussion and Analysis," "2015 Summary Compensation Table Narrative," "2015 Summary Compensation Table," "2015 Grants of Plan-Based Awards Table," "2015 Outstanding Equity Awards at Fiscal Year-End Narrative," "2015 Outstanding Equity Awards at Fiscal Year-End Table," "2015 Option Exercises and Stock Vested Table," "2015 Retention Plan Narrative," "2015 Retention Plan Table," "2015 Pension Benefits Narrative," "2015 Pension Benefits Table," "2015 Nonqualified Deferred Compensation Narrative," "2015 Nonqualified Deferred Compensation Table," "2015 Potential Payments Upon Termination Narrative," "2015 Potential Payments Upon Termination Table," "General Information—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—2015 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	160,222		$95.03	—
RSUs	6,884,309		N/A	—
PSUs	4,152,821	(2)	N/A	—

Subtotal	11,197,352		$95.03	96,249,549
Equity compensation plans not approved by security holders
Options	319,552		$93.34	—
RSUs	642,850		N/A	—
PSUs	170,217	(2)	N/A	—
DCEAP shares	184,037		N/A	—

Subtotal	1,316,656		$93.34	15,397,387

Total	12,514,008		$93.90	111,646,936

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 36 acquisition transactions, 388,013 additional share based awards, consisting of stock options and RSUs, were outstanding at December 31, 2015 as a result of the Company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $49.73. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,683,800 and for equity compensation plans not approved by security holders is 104,411. For additional information about PSUs, including payout calculations, refer to the information under "2015 Summary Compensation Table Narrative," in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016.

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

        If the employment of a participant terminates, other than as a result of the death or disability of a participant, all unexercised, deferred and unpaid awards shall be canceled immediately, unless the award agreement provides otherwise. In the event of the death of a participant or in the event a participant is deemed by the company to be disabled and eligible for benefits under the terms of the IBM Long-Term Disability Plan (or any successor plan or similar plan of another employer), the participant's estate, beneficiaries or representative, as the case may be, shall have the rights and duties of the participant under the applicable award agreement. In addition, unless the award agreement specifies otherwise, the Committee may cancel, rescind, suspend, withhold or otherwise limit or restrict any unexpired, unpaid, or deferred award at any time if the participant is not in compliance with all applicable provisions of the awards agreement and the 2001 Plan. In addition, awards may be cancelled if the participant engages in any conduct or act determined to be injurious, detrimental or prejudicial to any interest of the company.

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

IBM Deferred Compensation and Equity Award Plan

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock either as lump sum or installments pursuant to the director's distribution election. For additional information about the DCEAP, see "2015 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—IBM Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2015 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 75).

      Consolidated Statement of Earnings for the years ended December 31, 2015, 2014 and 2013 (page 76).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (page 77).

      Consolidated Statement of Financial Position at December 31, 2015 and 2014 (page 78).

      Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 (page 79).

      Consolidated Statement of Changes in Equity at December 31, 2015, 2014 and 2013 (pages 80 and 81).

      Notes to Consolidated Financial Statements (pages 82 through 146).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
34		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
The By-laws of IBM, as amended through January 1, 2016, is Exhibit 3.2 to Form 8-K filed January 4, 2016, and is hereby incorporated by reference.
	The By-laws of IBM, as amended effective March 1, 2016.	3.2(a)
	The By-laws of IBM, as amended effective April 26, 2016.	3.2(b)

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(4)	Instruments defining the rights of security holders.

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
The instrument defining the rights of the holders of the 2.900% Notes due 2021 is Exhibit 3.1 to Form 8-K, filed October 31, 2011, and is hereby incorporated by reference.

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
The instrument defining the rights of the holders of the 1.375% Notes due 2019 is Exhibit 2.1 to Form 8-K, filed November 16, 2012, and is hereby incorporated by reference.

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
The instrument defining the rights of the holders of the 2.750% Notes due 2020 is Exhibit 2 to Form 8-K, filed November 20, 2013, and is hereby incorporated by reference.

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
The instrument defining the rights of the holders of the 1.25% Notes due 2023 is Exhibit 2 to Form 8-K, filed November 25, 2014, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.125% Notes due 2018 and Floating Rate Notes due 2018 are Exhibits 2 and 3 to Form 8-K, filed February 5, 2015, and are hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.625% Notes due 2022 is Exhibit 2 to Form 8-K, filed on August 4, 2015, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.875% Notes due 2022 is Exhibit 2 to Form 8-K, filed on November 6, 2015, and is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The instruments defining the rights of the holders of the Floating Rate Notes due 2017, 1.800% Notes due 2019, 2.250% Notes due 2021, 3.450% Notes due 2026 and 4.700% Notes due 2046 are Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to Form 8-K filed February 18, 2016, and are hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*
Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2015 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2016, are hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014 which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2009 contained in Registration Statement No. 333-171968 on Form S-8, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of February 25, 2014, which was filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014, and is hereby incorporated by reference.*

Amendment No. 5 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 9, 2014 , which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference. *

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Amendment No. 6 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2015*.	10.1

	The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Form of Noncompetition Agreement*	10.2

	The $10,000,000 5-Year Credit Agreement dated as of November 10, 2011, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Syndication and Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 8-K dated November 14, 2011, the term of which was extended through November 10, 2020, is hereby incorporated by reference.

	First Amendment, dated as of October 16, 2014, to the 5-Year Credit Agreement, among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto and the Syndication Agents and Documentation Agents therein, which was filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2014, is hereby incorporated by reference.
	Agent Letter dated October 23, 2015 from JPMorgan Chase Bank, N.A., as Administrative Agent to the 5-year Credit Agreement (as amended), confirming the extension of the Termination Date of the 5-year Credit Agreement to November 10, 2020.	10.3
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note P, "Earnings Per Share of Common Stock," on page 123 of IBM's 2015 Annual Report to Stockholders, and is hereby incorporated by reference.
(12)	Statement re computation of ratios	12
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(19)	Previously unfiled documents	Not applicable

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(21)	Subsidiaries of the registrant	21
(22)	Published report regarding matters submitted to vote of security holders	Not applicable
(23)	Consent of experts	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this report by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graph, set forth on page 149 of IBM's 2015 Annual Report to Stockholders, is deemed to be furnished but not filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty Chairman of the Board, President and Chief Executive Officer
Date: February 23, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 23, 2016
/s/ MARTIN J. SCHROETER Martin J. Schroeter	Senior Vice President and Chief Financial Officer	February 23, 2016
/s/ STANLEY J. SUTULA III Stanley J. Sutula III	Vice President and Controller (Chief Accounting Officer)	February 23, 2016

Alain J. P. Belda	Director
William R. Brody	Director
Kenneth I. Chenault	Director	By:	/s/ CHRISTINA M. MONTGOMERY Christina M. Montgomery
Michael L. Eskew	Director		Attorney-in-fact February 23, 2016
David N. Farr	Director
Alex Gorsky	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
Hutham S. Olayan	Director
James W. Owens	Director
Sidney Taurel	Director
Peter R. Voser	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2016 appearing in the 2015 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 23, 2016

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Writeoffs	Other**	Balance at End of Period
Allowance For Doubtful Accounts
2015
—Current	$829	$226	$(92)	$(55)	$909

—Noncurrent	$126	$8	$(1)	$(14)	$118

2014
—Current	$636	$276	$(48)	$(35)	$829

—Noncurrent	$80	$57	$(4)	$(7)	$126

2013
—Current	$560	$127	$(60)	$9	$636

—Noncurrent	$66	$27	$0	$(12)	$80

Allowance For Inventory Losses
2015	$564	$165	$(230)	$(15)	$483

2014	$623	$211	$(232)	$(38)	$564

2013	$652	$201	$(214)	$(16)	$623

Revenue Based Provisions
2015	$616	$1,658	$(1,741)	$(28)	$505

2014	$827	$2,519	$(2,693)	$(37)	$616

2013	$777	$3,061	$(3,004)	$(7)	$827

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