Form 10-Q
period 2016-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2016-04-26
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2016

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

        The registrant had 959,961,852 shares of common stock outstanding at March 31, 2016.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2016	2015
Revenue:
Services	$12,391	$12,366
Sales	5,879	6,757
Financing	414	467
Total revenue	18,684	19,590
Cost:
Services	8,382	8,278
Sales	1,378	1,625
Financing	238	235
Total cost	9,999	10,138
Gross profit	8,686	9,452
Expense and other (income):
Selling, general and administrative	6,012	5,362
Research, development and engineering	1,458	1,298
Intellectual property and custom development income	(217)	(173)
Other (income) and expense	253	(143)
Interest expense	147	108
Total expense and other (income)	7,652	6,451
Income from continuing operations before income taxes	1,034	3,001
Provision for/(benefit from) income taxes	(983)	585
Income from continuing operations	$2,016	$2,415
Loss from discontinued operations, net of tax	(3)	(88)
Net income	$2,014	$2,328

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.09	$2.44
Discontinued operations	0.00	(0.09)
Total	$2.09	$2.35
Basic:
Continuing operations	$2.09	$2.45
Discontinued operations	0.00	(0.09)
Total	$2.09	$2.36

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	964.4	992.3
Basic	961.7	988.1

Cash dividend per common share	$1.30	$1.10

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net income	$2,014	$2,328
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	239	(452)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(36)	32
Reclassification of (gains)/losses to net income	37	0
Total net changes related to available-for-sale securities	1	32
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(265)	619
Reclassification of (gains)/losses to net income	(91)	(249)
Total unrealized gains/(losses) on cash flow hedges	(356)	370
Retirement-related benefit plans:
Prior service costs/(credits)	—	5
Net (losses)/gains arising during the period	(147)	(77)
Curtailments and settlements	5	4
Amortization of prior service (credits)/costs	(25)	(26)
Amortization of net (gains)/losses	690	835
Total retirement-related benefit plans	522	740
Other comprehensive income/(loss), before tax	406	690
Income tax (expense)/benefit related to items of other comprehensive income	202	(657)
Other comprehensive income/(loss)	608	33
Total comprehensive income/(loss)	$2,622	$2,361

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$14,354	$7,686
Marketable securities	515	508
Notes and accounts receivable - trade (net of allowances of $336
in 2016 and $367 in 2015)	8,527	8,333
Short-term financing receivables (net of allowances of $529 in 2016
and $490 in 2015)	16,646	19,020
Other accounts receivable (net of allowances of $55 in 2016 and
$51 in 2015)	1,557	1,201
Inventories, at lower of average cost or market:
Finished goods	393	352
Work in process and raw materials	1,296	1,199
Total inventories	1,690	1,551
Prepaid expenses and other current assets	4,334	4,205
Total current assets	47,623	42,504
Property, plant and equipment	29,627	29,342
Less: Accumulated depreciation	18,717	18,615
Property, plant and equipment — net	10,910	10,727
Long-term financing receivables (net of allowances of $154 in 2016
and $118 in 2015)	9,266	10,013
Prepaid pension assets	2,332	1,734
Deferred taxes	4,809	4,822
Goodwill	34,322	32,021
Intangible assets — net	4,373	3,487
Investments and sundry assets	5,223	5,187
Total assets	$118,856	$110,495

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

At March 31,	At December 31,
(Dollars in millions)	2016	2015
Liabilities:
Current liabilities:
Taxes	$2,203	$2,847
Short-term debt	5,303	6,461
Accounts payable	5,302	6,028
Compensation and benefits	3,444	3,560
Deferred income	12,609	11,021
Other accrued expenses and liabilities	5,804	4,353
Total current liabilities	34,664	34,269
Long-term debt	40,254	33,428
Retirement and nonpension postretirement benefit obligations	16,939	16,504
Deferred income	3,662	3,771
Other liabilities	8,264	8,099
Total liabilities	103,784	96,071
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	53,439	53,262
Shares authorized: 4,687,500,000
Shares issued:	2016 - 2,222,272,532
2015 - 2,221,223,449
Retained earnings	146,888	146,124
Treasury stock - at cost	(156,404)	(155,518)
Shares:	2016 - 1,262,310,680
2015 - 1,255,494,724
Accumulated other comprehensive income/(loss)	(28,998)	(29,607)
Total IBM stockholders’ equity	14,925	14,262
Noncontrolling interests	147	162
Total equity	15,072	14,424
Total liabilities and equity	$118,856	$110,495

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income	$2,014	$2,328
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	677	670
Amortization of intangibles	347	298
Stock-based compensation	133	127
Net (gain)/loss on asset sales and other	172	352
Changes in operating assets and liabilities, net of acquisitions/divestitures	2,302	(165)
Net cash provided by operating activities	5,645	3,610

Cash flows from investing activities:
Payments for property, plant and equipment	(956)	(857)
Proceeds from disposition of property, plant and equipment	129	47
Investment in software	(144)	(113)
Acquisition of businesses, net of cash acquired	(2,590)	(148)
Divestitures of businesses, net of cash transferred	47	19
Non-operating finance receivables — net	1,358	1,615
Purchases of marketable securities and other investments	(1,041)	(819)
Proceeds from disposition of marketable securities and other investments	1,169	816
Net cash (used in)/provided by investing activities	(2,028)	560

Cash flows from financing activities:
Proceeds from new debt	8,085	2,290
Payments to settle debt	(2,211)	(2,824)
Short-term borrowings/(repayments) less than 90 days — net	(910)	(776)
Common stock repurchases	(939)	(1,165)
Common stock transactions — other	59	161
Cash dividends paid	(1,250)	(1,088)
Net cash provided by/(used in) financing activities	2,834	(3,402)

Effect of exchange rate changes on cash and cash equivalents	217	(449)
Net change in cash and cash equivalents	6,668	319

Cash and cash equivalents at January 1	7,686	8,476
Cash and cash equivalents at March 31	$14,354	$8,796

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
  AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2016	$53,262	$146,124	$(155,518)	$(29,607)	$14,262	$162	$14,424
Net income plus other
comprehensive income/(loss)
Net income		2,014			2,014		2,014
Other comprehensive income/(loss)				608	608		608
Total comprehensive income/(loss)					$2,622		$2,622
Cash dividends paid –
common stock		(1,250)			(1,250)		(1,250)
Common stock issued under
employee plans (1,049,083 shares)	185				185		185
Purchases (216,803 shares) and
sales (40,129 shares) of treasury
stock under employee plans – net		0	(22)		(22)		(22)
Other treasury shares purchased,
not retired (6,639,282 shares)			(863)		(863)		(863)
Changes in other equity	(9)				(9)		(9)
Changes in noncontrolling interests						(14)	(14)
Equity - March 31, 2016	$53,439	$146,888	$(156,404)	$(28,998)	$14,925	$147	$15,072

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other
comprehensive income/(loss)
Net income		2,328			2,328		2,328
Other comprehensive income/(loss)				33	33		33
Total comprehensive income/(loss)					$2,361		$2,361
Cash dividends paid –
common stock		(1,088)			(1,088)		(1,088)
Common stock issued under
employee plans (2,125,560 shares)	259				259		259
Purchases (363,779 shares) and
sales (187,271 shares) of treasury
stock under employee plans – net		(3)	(33)		(35)		(35)
Other treasury shares purchased,
not retired (7,738,744 shares)			(1,227)		(1,227)		(1,227)
Changes in other equity	3				3		3
Changes in noncontrolling interests						3	3
Equity - March 31, 2015	$52,928	$139,030	$(151,975)	$(27,842)	$12,141	$148	$12,289

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

       The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to the company's 2015 Annual Report on pages 64 to 67 for a discussion of the company's critical accounting estimates.

       In January 2016, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the company’s Consolidated Financial Statements. Refer to note 6, “Segments,” on pages 26 to 27 for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company intends to file a revised 2015 Annual Report in a Form 8-K in the second quarter of 2016 to reclassify its historical segment information to reflect these changes.

       In the first quarter 2016, the company classified certain properties, primarily office space, as held for sale. As a result of the company's reassessment of its real estate portfolio, certain properties were approved for sale and are being actively marketed.  The sales are expected to be completed within twelve months. A pre-tax impairment charge of $252 million was recorded to other income (expense) related to the applicable land, buildings and furniture and fixtures. The pre-tax charge reflected the difference between the net book value and the fair value (estimated proceeds) less the estimated costs to sell the properties. The fair value of these assets was not material at March 31, 2016.

       In the first quarter of 2016, the company reported a benefit from income taxes of $983 million, and its effective tax rate was (95.1) percent. This was primarily driven by the resolution of a long-standing non-U.S. tax matter in February 2016. See Taxes on pages 56 to 57 for additional information.

       On October 20, 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations to GLOBALFOUNDRIES. The assets and liabilities of the Microelectronics business were reported as held for sale at December 31, 2014, and the operating results of the Microelectronics business have been reported as discontinued operations. The transaction closed on July 1, 2015. Refer to note 9, “Acquisitions/Divestitures,” for additional information on the transaction.

       Noncontrolling interest amounts of $1.3 million and $1.2 million, net of tax, for the three months ended March 31, 2016 and 2015, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

       Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2015 Annual Report.

       Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

       In March 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective January 1, 2017 and early adoption is permitted.  The company is currently evaluating the impact of the new guidance.

Notes to Consolidated Financial Statements – (continued)

       In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting and aligns with the new revenue recognition guidance.  The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The company is currently evaluating the impact of the new guidance and the effective date. The company’s operating lease commitments were $6.4 billion at December 31, 2015.

        In January 2016, the FASB issued guidance which addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. Certain equity investments will be measured at fair value with changes recognized in net income. The amendment also simplifies the impairment test of equity investments that lack readily determinable fair value. The guidance is effective January 1, 2018 and early adoption is not permitted except for limited provisions. The guidance is not expected to have a material impact in the consolidated financial results.

         The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The guidance was initially effective January 1, 2017 and early adoption was not permitted. The amended guidance provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The company is continuing to evaluate the impact of the new guidance in the consolidated financial results.

Standards Implemented

         In November 2015, the FASB issued guidance which requires deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The guidance was effective January 1, 2016 with early adoption permitted. The company adopted the guidance in the fourth quarter of 2015 on a retrospective basis. The company reclassified current deferred tax assets of $2.0 billion at December 31, 2014 to deferred tax assets and current deferred tax liabilities of $19 million at December 31, 2014 to other liabilities from other accrued expenses and liabilities in the Consolidated Statement of Financial Position. In order to offset deferred tax assets and liabilities for presentation as a single noncurrent amount by tax jurisdiction, the company also reclassified $178 million at December 31, 2014 from deferred tax assets to other liabilities in the Consolidated Statement of Financial Position.

  In September 2015, the FASB issued guidance eliminating the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance was effective January 1, 2016 on a prospective basis. The guidance did not have a material impact in the consolidated financial results.

  In May 2015, the FASB issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance was effective January 1, 2016. The guidance was a change in disclosure only and did not have an impact in the consolidated financial results.

  In April 2015, the FASB issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance was effective January 1, 2016 and the company adopted it on a prospective basis. The guidance did not have a material impact in the consolidated financial results.

Notes to Consolidated Financial Statements – (continued)

  In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective January 1, 2016 with early adoption permitted. The company adopted the guidance in the fourth quarter of 2015 on a retrospective basis. The company had debt issuance costs of $95 million and $74 million at March 31, 2016 and December 31, 2015, respectively. Debt issuance costs were previously included in investments and sundry assets in the Consolidated Statement of Financial Position.

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

       Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. During the three months ended March 31, 2016, the company recorded an impairment on certain

Notes to Consolidated Financial Statements – (continued)

assets that are classified as held for sale. See note 1, “Basis of Presentation,” for additional information. There were no material impairments of non-financial assets for the three months ended March 31, 2015.

       Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

       The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

(Dollars in millions)
At March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$5,784	$—	$5,784
Commercial paper	—	325	—	325
Money market funds	3,076	—	—	3,076
U.S. government securities	—	1,300	—	1,300
Canadian government securities	—	463	—	463
Other securities	—	162	—	162
Total	3,076	8,034	—	11,109	(6)
Debt securities - current (2)	—	514	—	514	(6)
Debt securities - noncurrent (3)	1	7	—	8
Available-for-sale equity investments (3)	9	—	—	9
Derivative assets (4)
Interest rate contracts	—	876	—	876
Foreign exchange contracts	—	206	—	206
Equity contracts	—	48	—	48
Total	—	1,129	—	1,129	(7)
Total assets	$3,086	$9,685	$—	$12,770	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$460	$—	$460
Equity contracts	—	1	—	1
Interest rate contracts	—	0	—	0
Total liabilities	$—	$461	$—	$461	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S. government securities, time deposits and certificates of deposit reported as marketable securities in the

      Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2016 were $165 million and $964 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2016 were $443 million and $18 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $270 million.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$2,856	$—	$2,856
Money market funds	2,069	—	—	2,069
Other securities	—	18	—	18
Total	2,069	2,874	—	4,943	(6)
Debt securities - current (2)	—	506	—	506	(6)
Debt securities - noncurrent (3)	1	6	—	8
Trading security investments (3)	28	—	—	28
Available-for-sale equity investments (3)	192	—	—	192
Derivative assets (4)
Interest rate contracts	—	656	—	656
Foreign exchange contracts	—	332	—	332
Equity contracts	—	6	—	6
Total	—	994	—	994	(7)
Total assets	$2,290	$4,381	$—	$6,671	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$164	$—	$164
Equity contracts	—	19	—	19
Interest rate contracts	—	3	—	3
Total liabilities	$—	$186	$—	$186	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Commercial paper and certificates of deposit reported as marketable securities in the Consolidated Statement of

      Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2015 were $292 million and

      $702 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2015 were $164 million and $22 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $139 million.

       There were no transfers between Levels 1 and 2 for the three months ended March 31, 2016 and the year ended December 31, 2015.

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

Loans and Long-term Receivables

       Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2016 and December 31, 2015, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

       Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $40,254 million and $33,428 million, and the estimated fair value was $42,980 million and $35,220 million at March 31, 2016 and December 31, 2015, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2016:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$1	$8	$0	$9

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2015:	Cost	Gains	Losses	Value
Debt securities – noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$186	$6	$0	$192

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

       During the fourth quarter of 2014, the company acquired equity securities in conjunction with the sale of the System x business which were classified as available-for-sale securities. Based on an evaluation of available evidence as of December 31, 2015, the company recorded an other-than-temporary impairment loss of $86 million resulting in an adjusted cost basis of $185 million as of December 31, 2015. In the first quarter of 2016, the company recorded a gross realized loss of $37 million (before taxes) related to the sale of all the outstanding shares. The loss on this sale was recorded in other (income) and expense in the Consolidated Statement of Earnings.

       Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2016	2015
Proceeds	$148	$4
Gross realized gains (before taxes)	—	0
Gross realized losses (before taxes)	37	0

Notes to Consolidated Financial Statements – (continued)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2016	2015
Net unrealized gains/(losses) arising during the period	$(22)	$20
Net unrealized (gains)/losses reclassified to net income*	23	0

* There were no writedowns for the three months ended March 31, 2016 and 2015, respectively.

     The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2016.

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

       The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2016 and December 31, 2015 was $166 million and $28 million, respectively, for which no collateral was posted at March 31, 2016 and December 31, 2015. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of March 31, 2016 and December 31, 2015 was $1,129 million and $994 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $270 million and $139 million at March 31, 2016 and December 31, 2015, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2016 and December 31, 2015, this exposure was reduced by $131 million and $90 million of cash collateral, and $71 million and $40 million of non-cash collateral in U.S. Treasury securities, respectively, received by the company. At March 31, 2016 and December 31, 2015, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $657 million and $726 million, respectively.  At March 31, 2016 and December 31, 2015, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $191 million and $47 million, respectively.

       In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2016 or December 31, 2015 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $131 million and $90 million at March 31, 2016 and December 31, 2015, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid

Notes to Consolidated Financial Statements – (continued)

expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2016 and December 31, 2015.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

       The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2016 and December 31, 2015, the total notional amount of the company’s interest rate swaps was $7.3 billion at both periods. The weighted-average remaining maturity of these instruments at March 31, 2016 and December 31, 2015 was approximately 7.0 years and 7.2 years, respectively.

Forecasted Debt Issuance

       The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2016 and December 31, 2015.

       At March 31, 2016 and December 31, 2015, net gains of less than $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

       A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2016 and December 31, 2015, the total notional amount of derivative instruments designated as net investment hedges was $6.6 billion and $5.5 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2016 and December 31, 2015 was approximately 0.2 years for both periods.

Anticipated Royalties and Cost Transactions

       The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted

Notes to Consolidated Financial Statements – (continued)

for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At March 31, 2016 and December 31, 2015, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.2 billion for both periods. The weighted-average remaining maturity of these instruments at March 31, 2016 and December 31, 2015 was 0.7 years for both periods.

       At March 31, 2016 and December 31, 2015, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $193 million and net gains of $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $232 million of losses and $121 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

       The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately nine years. At March 31, 2016 the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.4 billion. At December 31, 2015, no amounts were outstanding under this program.

       At March 31, 2016 and December 31, 2015, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $18 million and net losses of $2 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $19 million of gains and less than $1 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

       The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $9.7 billion and $11.7 billion, respectively.

Equity Risk Management

       The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.1 billion and $1.2 billion, respectively.

Other Risks

       The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2016 and December 31, 2015.

       The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains

Notes to Consolidated Financial Statements – (continued)

and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2016 and December 31, 2015.

       The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2016 the company did not have any derivative instruments relating to this program outstanding. At December 31, 2015 the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion.

       The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of March 31, 2016 and December 31, 2015, as well as for the three months ended March 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements – (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position
As of March 31, 2016 and December 31, 2015

(Dollars in millions)	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
	Classification	3/31/2016	12/31/2015	Classification	3/31/2016	12/31/2015
Designated as hedging
instruments:
Interest rate contracts:	Prepaid expenses and			Other accrued
	other current assets	$—	$—	expenses and liabilities	$—	$—
	Investments and sundry
	assets	876	656	Other liabilities	—	3
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	37	197	expenses and liabilities	363	70
	Investments and sundry
	assets	47	5	Other liabilities	11	19

Fair value of derivative				Fair value of derivative
assets		$960	$858	liabilities	$374	$92

Not designated as
hedging instruments:
Foreign exchange	Prepaid expenses and			Other accrued
contracts:	other current assets	$81	$90	expenses and liabilities	$79	$75
	Investments and sundry
	assets	41	40	Other liabilities	7	—
Equity contracts:	Prepaid expenses and			Other accrued
	other current assets	48	6	expenses and liabilities	1	19
	Investments and sundry
	assets	—	—	Other liabilities	—	—
Fair value of derivative				Fair value of derivative
assets		$170	$136	liabilities	$87	$94

Total debt designated as
hedging instruments:
Short-term debt		N/A	N/A		$386	$—
Long-term debt		N/A	N/A		$8,947	$7,945

Total		$1,129	$994		$9,794	$8,131

N/A-not applicable

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings
For the three months ended March 31, 2016 and 2015

(Dollars in millions)	Gain (Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on		Attributable to Risk
	Earnings Line Item	Derivatives(1)		Being Hedged(2)
For the three months ended March 31:		2016	2015	2016	2015
Derivative instruments in fair value hedges(5):
Interest rate contracts	Cost of financing	$137	$97	$(112)	$(66)
	Interest expense	147	74	(120)	(51)
Derivative instruments not designated as
hedging instruments(1):
Foreign exchange contracts	Other (income)
	and expense	121	17	N/A	N/A
Interest rate contracts	Other (income)
	and expense	0	(1)	N/A	N/A
Equity contracts	SG&A expense	21	24	N/A	N/A
	Other (income)
	and expense	(1)	0	N/A	N/A

Total		$426	$211	$(233)	$(118)

(Dollars in millions)	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated			(Ineffectiveness) and
	Effective Portion		Statement of	Effective Portion Reclassified		Amounts Excluded from
	Recognized in OCI		Earnings Line Item	from AOCI		Effectiveness Testing(3)
For the three months
ended March 31:	2016	2015		2016	2015	2016	2015
Derivative instruments
in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(2)	$0	$—	$—
			Other (income)
Foreign exchange	(265)	619	and expense	87	160	1	0
contracts			Cost of sales	3	50	—	—
			SG&A expense	3	40	—	—
Instruments in net
investment hedges(4):
Foreign exchange
contracts	(693)	694	Interest expense	—	—	10	0

Total	$(959)	$1,313		$91	$249	$11	$1

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

(5)     For the three month periods ended March 31, 2016 and March 31, 2015, fair value hedges resulted in gains of $2 million in ineffectiveness for both periods.

Notes to Consolidated Financial Statements – (continued)

      For the three months ending March 31, 2016 and 2015, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

4. Financing Receivables:  The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Current:
Net investment in sales-type and direct financing leases	$3,145	$3,057
Commercial financing receivables	6,906	8,948
Client loan and installment payment receivables (loans)	6,596	7,015
Total	$16,646	$19,020
Noncurrent:
Net investment in sales-type and direct financing leases	$4,350	$4,501
Client loan and installment payment receivables (loans)	4,915	5,512
Total	$9,266	$10,013

       Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $627 million and $645 million at March 31, 2016 and December 31, 2015, respectively, and is reflected net of unearned income of $588 million and $536 million, and net of allowance for credit losses of $246 million and $213 million at those dates, respectively.

       Commercial financing receivables, net of allowance for credit losses of $14 million and $19 million at March 31, 2016 and December 31, 2015, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

       Client loan and installment payment receivables (loans), net of allowance for credit losses of $420 million and $377 million at March 31, 2016 and December 31, 2015, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

       Client loan and installment payment financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

       The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $600 million and $545 million at March 31, 2016 and December 31, 2015, respectively.

       The company did not have any financing receivables held for sale as of March 31, 2016 and December 31, 2015.

Financing Receivables by Portfolio Segment

       The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at March 31, 2016 and December 31, 2015. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Major	Growth
At March 31, 2016	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,461	$1,566	$7,027
Loan receivables	9,034	2,897	11,931
Ending balance	$14,495	$4,463	$18,959
Collectively evaluated for impairment	$14,404	$4,005	$18,409
Individually evaluated for impairment	$92	$458	$550
Allowance for credit losses:
Beginning balance at January 1, 2016
Lease receivables	$25	$188	$213
Loan receivables	83	293	377
Total	$109	$481	$590
Write-offs	(1)	(17)	(19)
Provision	6	74	80
Other	4	10	14
Ending balance at March 31, 2016	$118	$548	$666
Lease receivables	$32	$214	$246
Loan receivables	$86	$334	$420

Collectively evaluated for impairment	$39	$105	$144
Individually evaluated for impairment	$79	$443	$522

(Dollars in millions)	Major	Growth
At December 31, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,517	$1,524	$7,041
Loan receivables	9,739	3,165	12,904
Ending balance	$15,256	$4,689	$19,945
Collectively evaluated for impairment	$15,180	$4,227	$19,406
Individually evaluated for impairment	$76	$462	$539
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(14)	(48)	(62)
Provision	20	122	141
Other	(8)	(43)	(51)
Ending balance at December 31, 2015	$109	$481	$590
Lease receivables	$25	$188	$213
Loan receivables	$83	$293	$377

Collectively evaluated for impairment	$43	$36	$79
Individually evaluated for impairment	$65	$445	$511

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

Financing Receivables on Non-Accrual Status

        The following table presents the recorded investment in financing receivables which were on non-accrual status at March 31, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements – (continued)

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Major markets	$2	$2
Growth markets	49	63
Total lease receivables	$52	$65

Major markets	$15	$13
Growth markets	107	91
Total loan receivables	$123	$104

Total receivables	$174	$168

Impaired Loans

      The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

      The following tables present impaired client loan receivables.

	At March 31, 2016		At December 31, 2015
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$66	$63	$50	$47
Growth markets	296	281	297	284
Total	$362	$343	$347	$331

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2016:	Investment	Recognized	Cash Basis
Major markets	$58	$0	$—
Growth markets	296	0	—
Total	$354	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$0	$—
Growth markets	315	0	—
Total	$367	$0	$—

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

       The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at March 31, 2016 and December 31, 2015. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

Notes to Consolidated Financial Statements – (continued)

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At March 31, 2016:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$514	$40	$850	$73
A1 – A3	1,230	138	2,035	254
Baa1 – Baa3	1,506	246	2,491	455
Ba1 – Ba2	1,240	385	2,051	712
Ba3 – B1	543	414	899	765
B2 – B3	391	245	648	454
Caa – D	37	99	61	183
Total	$5,461	$1,566	$9,034	$2,897

       At March 31, 2016, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (35 percent), Government (14 percent), Manufacturing (14 percent), Services (10 percent), Retail (8 percent), Communications (7 percent), Healthcare (7 percent) and Other (6 percent).

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2015:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$538	$39	$949	$80
A1 – A3	1,324	162	2,338	336
Baa1 – Baa3	1,493	392	2,635	813
Ba1 – Ba2	1,214	352	2,143	732
Ba3 – B1	513	277	905	576
B2 – B3	403	215	711	447
Caa – D	33	87	59	181
Total	$5,517	$1,524	$9,739	$3,165

       At December 31, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (36 percent), Manufacturing (14 percent), Government (11 percent), Services (11 percent), Retail (9 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Notes to Consolidated Financial Statements – (continued)

Past Due Financing Receivables

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At March 31, 2016:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$7	$33	$5,420	$5,461	$128
Growth markets	26	182	1,358	1,566	64
Total lease receivables	$33	$215	$6,779	$7,027	$192

Major markets	$10	$36	$8,989	$9,034	$150
Growth markets	33	279	2,585	2,897	74
Total loan receivables	$42	$315	$11,574	$11,931	$224

Total	$76	$530	$18,353	$18,959	$416

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.
(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At December 31, 2015*:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$5	$33	$5,479	$5,517	$108
Growth markets	30	140	1,355	1,524	60
Total lease receivables	$35	$173	$6,834	$7,041	$168

Major markets	$7	$35	$9,696	$9,739	$134
Growth markets	31	309	2,825	3,165	86
Total loan receivables	$38	$344	$12,521	$12,904	$220

Total	$73	$517	$19,355	$19,945	$388

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.
(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.
* Reclassified to conform with 2016 presentation.

Troubled Debt Restructurings

       The company did not have any troubled debt restructurings during the three months ended March 31, 2016 and for the year ended December 31, 2015.

Notes to Consolidated Financial Statements – (continued)

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2016	2015
Cost	$21	$27
Selling, general and administrative	99	87
Research, development and engineering	13	14
Other (income) and expense*	––	(1)
Pre-tax stock-based compensation cost	133	127
Income tax benefits	(43)	(42)
Total net stock-based compensation cost	$90	$85

* Reflects the one-time effects related to divestitures.

        Pre-tax stock-based compensation cost for the three months ended March 31, 2016 increased $6 million compared to the corresponding period in the prior year. This was due to increases related to performance share units ($12 million), conversion of stock-based awards previously issued by acquired entities ($3 million) and stock options ($1 million), partially offset by decreases related to restricted stock units ($10 million).

       The amount of stock-based compensation cost included in the loss from discontinued operations, net of tax, was immaterial in both periods.

       As of March 31, 2016, the total unrecognized compensation cost of $777 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.6 years.

       There was no significant capitalized stock-based compensation cost at March 31, 2016 and 2015.

6. Segments:  The table on page 27 reflects the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on operating pre-tax income from continuing operations. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments.

       In January 2016, the company made a number of changes to its organizational structure and management system consistent with its ongoing transformation to a cognitive solutions and cloud platform business. With these changes, the company has revised its reportable segments. The company continues to have five reportable segments as follows:

       The Cognitive Solutions segment includes solutions units that address many of the company’s strategic areas, including analytics, commerce and security, several of the new initiatives around Watson, Watson Health, Watson Internet of Things and Transaction Processing software. The Technology Services & Cloud Platforms segment includes the company’s cloud infrastructure and platform capabilities, the Global Technology Services business and Integration software. Operating systems software has been aligned with the underlying hardware platforms in the Systems segment. The Global Business Services and Global Financing segments remain unchanged.

       The company also realigned a portion of its software support revenue, which was previously managed and reported in Integrated Technology Services within Global Technology Services, to the underlying software product areas.

       The following tables reflect these reclassifications for the prior-year period.

Notes to Consolidated Financial Statements – (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services
			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months
ended March 31, 2016:
External revenue	$3,979	$4,131	$8,424	$1,675	$410	$18,619
Internal revenue	668	113	165	212	486	1,645
Total revenue	$4,647	$4,245	$8,589	$1,888	$896	$20,264
Pre-tax income/(loss) from
continuing operations	$1,013	$190	$258	$(10)	$386	$1,837
Revenue year-to-year change	(0.8)%	(4.6)%	(1.5)%	(18.4)%	(14.5)%	(4.5)%
Pre-tax income year-to-year
change	(33.7)%	(67.7)%	(77.2)%	nm	(25.0)%	(54.3)%
Pre-tax income margin	21.8%	4.5%	3.0%	(0.5)%	43.1%	9.1%

For the three months
ended March 31, 2015*:
External revenue	$4,047	$4,318	$8,554	$2,142	$461	$19,523
Internal revenue	635	131	166	173	586	1,690
Total revenue	$4,682	$4,449	$8,720	$2,314	$1,048	$21,213
Pre-tax income from
continuing operations	$1,528	$588	$1,131	$261	$515	$4,023

Pre-tax income margin	32.6%	13.2%	13.0%	11.3%	49.2%	19.0%

* Reclassified to conform with 2016 presentation.
nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2016	2015*
Revenue:
Total reportable segments	$20,264	$21,213
Eliminations of internal transactions	(1,645)	(1,690)
Other revenue	66	67
Total consolidated revenue	$18,684	$19,590

Pre-tax income from continuing operations:
Total reportable segments	$1,837	$4,023
Amortization of acquired intangible assets	(211)	(170)
Acquisition-related (charges)/income	27	0
Non-operating retirement-related (costs)/income	(142)	(442)
Eliminations of internal transactions	(355)	(363)
Unallocated corporate amounts	(122)	(48)
Total pre-tax income from continuing operations	$1,034	$3,001

* Reclassified to conform with 2016 presentation.

Notes to Consolidated Financial Statements – (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$239	$266	$505
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(36)	$14	$(22)
Reclassification of (gains)/losses to other (income) and expense	37	(14)	23
Total net changes related to available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(265)	$91	$(174)
Reclassification of (gains)/losses to:
Cost of sales	(3)	0	(3)
SG&A expense	(3)	0	(3)
Other (income) and expense	(87)	33	(53)
Interest expense	2	(1)	1
Total unrealized gains/(losses) on cash flow hedges	$(356)	$124	$(232)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(147)	$53	$(94)
Curtailments and settlements	5	(2)	3
Amortization of prior service (credits)/costs	(25)	9	(16)
Amortization of net (gains)/losses	690	(248)	442
Total retirement-related benefit plans	$522	$(187)	$335
Other comprehensive income/(loss)	$406	$202	$608

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

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits,"
for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2016	$100	$(3,463)	$(26,248)	$5	$(29,607)
Other comprehensive income before
reclassifications	(174)	505	(91)	(22)	218
Amount reclassified from accumulated
other comprehensive income	(58)	0	426	23	391
Total change for the period	(232)	505	335	0	608
March 31, 2016	$133	$(2,958)	$(25,913)	$5	$(28,998)

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before
reclassifications	401	(718)	(46)	20	(343)
Amount reclassified from accumulated
other comprehensive income	(162)	0	538	0	376
Total change for the period	239	(718)	492	20	33
March 31, 2015	$631	$(2,461)	$(26,017)	$5	$(27,842)

*	Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

8. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Retirement-related plans – cost
Defined benefit and contribution pension plans – cost	$439	$749	(41.4)%
Nonpension postretirement plans – cost	60	71	(15.9)
Total	$499	$820	(39.2)%

Notes to Consolidated Financial Statements – (continued)

        The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2016	2015	2016	2015
Service cost	$—	$—	$104	$108
Interest cost	513	508	262	271
Expected return on plan assets	(922)	(989)	(470)	(483)
Amortization of prior service costs/(credits)	3	2	(25)	(25)
Recognized actuarial losses	333	415	347	401
Curtailments and settlements	—	—	5	4
Multi-employer plans/other costs	—	—	18	248
Total net periodic pension (income)/cost of defined
benefit plans	(74)	(64)	241	524
Cost of defined contribution plans	165	173	106	115
Total defined benefit and contribution plans cost recognized
in the Consolidated Statement of Earnings	$91	$109	$348	$640

        On March 24, 2014, the Supreme Court of Spain issued a ruling against IBM Spain in litigation involving its defined benefit and defined contribution plans. As a result of the ruling, the company recorded pre-tax retirement-related obligations of $233 million in 2015 ($230 million in the first quarter of 2015) in selling, general and administrative expense in the Consolidated Statement of Earnings. These obligations are reflected in "Non-U.S. Plans - Multi-employer plans/other costs" in the table above.

       In March 2016, the company initiated a change to the investment strategy of its U.S. defined benefit plan. The 2016 target asset allocation was modified by reducing equity securities from 34 percent to 21 percent, other investments from 10 percent to 9 percent and increasing debt securities from 56 percent to 70 percent of total plan assets. This change is designed to reduce the risk associated with the potential negative impact that equity markets might have on the funded status of the U.S. defined benefit plan. The change is expected to reduce the 2017 expected long-term rate of return on assets from 7.00 percent to approximately 6.25 percent. See note S, “Retirement-Related Benefits,” on page 135 in the company’s 2015 Annual Report for additional information regarding the company’s investment strategy.

       In 2016, the company expects to contribute approximately $500 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in the UK and Japan. This amount represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first three months of 2016 were $107 million, of which $65 million was in cash and $42 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

The following tables provide the components of the cost/(income) for the company's nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2016	2015	2016	2015
Service cost	$5	$6	$1	$2
Interest cost	41	41	10	14
Expected return on plan assets	—	0	(1)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	5	11	2	3
Total nonpension postretirement plan cost recognized in
Consolidated Statement of Earnings	$49	$56	$11	$15

       The company contributed $100 million in U.S. Treasury securities and $126 million in cash to the U.S. nonpension postretirement benefit plan during the first quarter ended March 31, 2016 and 2015, respectively. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements – (continued)

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2016, the company completed six acquisitions at an aggregate cost of $2,642 million.

       The Weather Company (TWC) – On January 29, 2016, the company completed the acquisition of TWC’s B2B, mobile and cloud-based web-properties, weather.com, Weather Underground, The Weather Company brand and WSI, its global business-to-business brand, for cash consideration of $2,284 million. The cable television segment was not acquired by IBM, but will license weather forecast data and analytics from IBM under a long-term contract. TWC was a privately held business. Goodwill of $1,723 million has been assigned to the Cognitive Solutions segment. At the acquisition date, it was expected that none of the goodwill would be deductible for tax purposes. The overall weighted-average useful life of the identified intangible assets acquired is 6.9 years.

Other Acquisitions – The Technology Services & Cloud Platforms segment completed acquisitions of two businesses in the first quarter: Ustream, Inc. (Ustream), a privately held business, and AT&T’s application and hosting services business. Global Business Services (GBS) completed acquisitions of three privately held businesses in the first quarter: Resource/Ammirati, ecx.io and Optevia.

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. Ustream provides cloud-based video streaming to enterprises and broadcasters. Resource/Ammirati is a leading U.S. based digital marketing and creative agency, addressing the rising demand from businesses seeking to reinvent themselves for the digital economy. Ecx.io will enhance IBM Interactive Experience (IBM iX) with new digital marketing, commerce and platform skills to accelerate clients’ digital transformations. Optevia is a Software-as-a Service systems integrator specializing in CRM solutions for public sector organizations. The acquisition of AT&T’s application and hosting services business is expected to strengthen the company’s cloud portfolio.

Purchase price consideration for all acquisitions as reflected in the following table, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

       The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2016.

		The
	Amortization	Weather	Other
(Dollars in millions)	Life (in yrs.)	Company	Acquisitions
Current assets		$76	$31
Fixed assets/noncurrent assets		123	68
Intangible assets:
Goodwill	N/A	1,723	192
Completed technology	2-7	160	24
Client relationships	3-7	313	135
Patents/trademarks	2-7	349	4
Total assets acquired		2,744	455
Current liabilities		(88)	(21)
Noncurrent liabilities		(372)	(35)
Total liabilities assumed		(460)	(57)
Bargain purchase gain		—	(40)	*
Total purchase price		$2,284	$358

N/A - not applicable
* Bargain purchase gain relating to AT&T's application and hosting services business was recognized in selling, general and administrative expense in the Consolidated Statement of Earnings. This gain was excluded from the company's operating (non-GAAP) earnings.

        The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The primary items that generated the goodwill are the value of the

Notes to Consolidated Financial Statements – (continued)

synergies between the acquired businesses and IBM and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset.

       For the “Other Acquisitions”, the overall weighted-average life of the identified amortizable intangible assets acquired is 6.2 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $91 million was assigned to the Technology Services & Cloud Platforms segment and goodwill of $101 million was assigned to the GBS segment. It is expected that 40 percent of the goodwill will be deductible for tax purposes.

       On March 31, 2016, the company announced its intent to acquire Bluewolf Group LLC (Bluewolf), a globally recognized leader in cloud consulting and implementation services. Bluewolf will extend the company’s analytics, experience design and industry consulting leadership with one of the world’s leading Salesforce consulting practices to deliver differentiated, consumer-grade experiences via the cloud. The transaction is expected to close in the second quarter of 2016 and the business will be integrated within the GBS segment.

       On April 6, 2016, the company announced that it had acquired Resilient Systems Inc. (Resilient), a provider of incident response solutions. Resilient’s technology automates and orchestrates the many processes needed when dealing with cyber incidents, from breaches to lost devices. The business will be integrated within the Cognitive Solutions segment.

       On April 8, 2016, the company announced that it had acquired Truven Health Analytics (Truven), a leading provider of healthcare analytics solutions, for cash consideration of $2.6 billion. Truven has developed proprietary analytic methods and assembled analytic content assets, creating extensive national healthcare utilization, performance, quality, and cost data. The business will be integrated within the Cognitive Solutions segment.

       On April 19, 2016, the company announced that it had acquired Aperto, a digital agency with headquarters in Berlin, Germany. Aperto will join the IBM iX team. IBM iX provides clients a unique fusion of services spanning strategy, analytics and systems integration for scalable digital, commerce, mobile and wearable platforms. The business will be integrated within the GBS segment.

       At the date of issuance of the financial statements, the initial purchase accounting for the Resilient, Truven and Aperto transactions was not complete.

Divestitures:

        Microelectronics – On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES would acquire the company’s Microelectronics business, including existing semiconductor manufacturing assets and operations in East Fishkill, NY and Essex Junction, VT. The commercial OEM business acquired by GLOBALFOUNDRIES includes custom logic and specialty foundry, manufacturing and related operations. The transaction closed on July 1, 2015.

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

In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. Additional pre-tax charges of $116 million were recorded during 2015 related to the disposal, and a pre-tax credit of $1 million was recorded during the first three months of 2016. The cumulative pre-tax charge was $4.8 billion as of March 31, 2016. Additional charges may be recorded in future periods.

       All assets and liabilities of the business, classified as held for sale at June 30, 2015, were transferred at closing. The company transferred $515 million of net cash to GLOBALFOUNDRIES in the third quarter of 2015. This amount included $750 million of cash consideration, adjusted by the amount of working capital due from GLOBALFOUNDRIES and other miscellaneous items. The remaining cash consideration will be transferred over two years.

Notes to Consolidated Financial Statements – (continued)

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

Summarized financial information for discontinued operations is shown in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Total revenue	$—	$339
Income/(loss) from discontinued operations	$(5)	$(105)
Gain/(loss) on disposal, before tax	1	(14)
Total loss from discontinued operations,
before income taxes	$(5)	$(119)
Provision/(benefit) for income taxes	(2)	(31)
Loss from discontinued operations, net of tax	$(3)	$(88)

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

       The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $63 million in 2015 and $29 million in the first quarter of 2016.

Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $1.6 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain was approximately $1.3 billion, of which the cumulative gain recorded as of March 31, 2016 is $1.2 billion. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

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

       The initial closing was completed on January 31, 2014, with subsequent closings occurring during 2014. For the full year of 2014, the company recorded a pre-tax gain of $202 million related to this transaction.

Notes to Consolidated Financial Statements – (continued)

       In  the second quarter of 2015, resolution of the final balance sheet adjustments was concluded. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $7 million in 2015. Through March 31, 2016, the cumulative pre-tax gain attributed to this transaction was $209 million.

       Others ‒ In the first quarter of 2016, the company completed four software product-related divestitures. The financial terms related to these transactions were not material. Overall, the company recorded a pre-tax gain of $36 million related to these transactions in the first three months of 2016.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2016
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,465	$(593)	$872
Client relationships	2,297	(987)	1,310
Completed technology	3,121	(1,486)	1,635
Patents/trademarks	683	(160)	523
Other*	44	(11)	33
Total	$7,610	$(3,237)	$4,373

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,348	$(581)	$767
Client relationships	1,856	(927)	929
Completed technology	2,960	(1,397)	1,563
Patents/trademarks	335	(142)	193
Other*	44	(10)	35
Total	$6,543	$(3,057)	$3,487

* Other intangibles are primarily acquired proprietary and nonproprietary business processes, methodologies and systems.

       The net carrying amount of intangible assets increased $886 million during the first quarter of 2016, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $347 million and $298 million for the quarters ended March 31, 2016 and 2015, respectively. In addition, in the first three months of 2016, the company retired $163 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

       The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2016:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2016 (for Q2-Q4)	$365	$674	$1,039
2017	340	792	1,132
2018	160	645	805
2019	8	484	492
2020	—	384	384

        The change in the goodwill balances by reportable segment, for the three months ended March 31, 2016 and for the year ended December 31, 2015 are as follows:

Notes to Consolidated Financial Statements – (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2016*	Additions	Adjustments	Divestitures	Adjustments**	3/31/16
Cognitive Solutions	$15,621	$1,723	$1	$(12)	$199	$17,533
Global Business Services	4,396	101	1	(1)	72	4,569
Technology Services &
Cloud Platforms	10,156	91	1	(5)	115	10,358
Systems	1,848	—	1	—	12	1,861
Total	$32,021	$1,915	$4	$(17)	$398	$34,322

* Reclassified to conform with 2016 presentation.
** Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2015*	Additions*	Adjustments*	Divestitures*	Adjustments* **	12/31/15*
Cognitive Solutions	$15,156	$1,020	$(2)	$(18)	$(535)	$15,621
Global Business Services	4,555	74	0	(1)	(232)	4,396
Technology Services &
Cloud Platforms	9,373	1,087	(1)	(7)	(296)	10,156
Systems	1,472	410	0	—	(33)	1,848
Total	$30,556	$2,590	$(3)	$(26)	$(1,096)	$32,021

* Reclassified to conform with 2016 presentation.
** Primarily driven by foreign currency translation.

      In January 2016, the company made a number of changes to its organizational structure and management system consistent with the ongoing transformation to a cognitive solutions and cloud platform business. With these changes, the company revised its reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the first three months of 2016 or the full year of 2015 and the company has no accumulated impairment losses. For further information regarding the segment change, refer to note 6, “Segments”.

      Purchase price adjustments recorded in the first three months of 2016 and full year 2015 were related to acquisitions that were completed on or prior to December 31, 2015 or December 31, 2014, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Purchase price adjustments of $4 million were recorded in the first three months of 2016 related to various asset and liability adjustments.

11. Borrowings:

Short-Term Debt

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Commercial paper	$—	$600
Short-term loans	302	590
Long-term debt – current maturities	5,000	5,271
Total	$5,303	$6,461

       The weighted-average interest rate for commercial paper at December 31, 2015 was 0.4 percent. The weighted-average interest rate for short-term loans was 8.6 percent and 5.2 percent at March 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2016	12/31/2015
U.S. dollar notes and debentures (average interest rate at March 31, 2016):
3.00%	2016–2017	$8,239	$9,351
3.17%	2018–2019	8,826	7,591
1.71%	2020–2021	4,940	3,717
2.35%	2022	1,901	1,900
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
3.45%	2026	1,350	—
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
4.70%	2046	650	—
7.13%	2096	316	316
		$33,667	$30,319
Other currencies (average interest rate at March 31, 2016, in parentheses):		\
Euros (1.6%)	2016–2028	$7,691	$4,892
Pound sterling (2.7%)	2017–2022	1,514	1,555
Japanese yen (0.4%)	2017–2022	1,262	1,180
Swiss francs (6.3%)	2020	9	9
Canadian (2.2%)	2017	386	360
Other (13.6%)	2016–2020	658	506
		$45,188	$38,820
Less: net unamortized discount		861	838
Less: net unamortized debt issuance cost		95	74
Add: fair value adjustment*		1,022	790
		$45,254	$38,699
Less: current maturities		5,000	5,271
Total		$40,254	$33,428

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

Notes to Consolidated Financial Statements – (continued)

       Pre-swap annual contractual maturities of long-term debt outstanding at March 31, 2016, are as follows:

(Dollars in millions)	Total
2016 (for Q2-Q4)	$3,198
2017	6,798
2018	4,777
2019	5,271
2020	4,873
2021 and beyond	20,272
Total	$45,188

Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2016	2015
Cost of financing	$138	$140
Interest expense	157	108
Net investment derivative activity	(10)	0
Interest capitalized	1	(2)
Total interest paid and accrued	$286	$245

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

        The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2016 were not material to the Consolidated Financial Statements.

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

       The company is a defendant in an action filed on March 6, 2003 in state court in Salt Lake City, Utah by the SCO Group (SCO v. IBM). The company removed the case to Federal Court in Utah. Plaintiff is an alleged successor in interest to some of AT&T’s UNIX IP rights, and alleges copyright infringement, unfair competition, interference with contract and breach of contract with regard to the company’s distribution of AIX and Dynix and contribution of code to Linux and the company has asserted counterclaims. On September 14, 2007, plaintiff filed for bankruptcy protection, and all proceedings in this case were stayed. The court in another suit, the SCO Group, Inc. v. Novell, Inc., held a trial in March 2010. The jury found that Novell is the owner of UNIX and UnixWare copyrights; the judge subsequently ruled that SCO is obligated to recognize Novell’s waiver of SCO’s claims against IBM and Sequent for breach of UNIX license agreements. On August 30, 2011, the Tenth Circuit Court of Appeals affirmed the district court’s ruling and denied SCO’s appeal of this matter. In June 2013, the Federal Court in Utah granted SCO’s motion to reopen the SCO v. IBM case. In February 2016, the Federal Court ruled in favor of IBM on all of SCO’s remaining claims, and in March 2016, SCO filed a notice of appeal to the Tenth Circuit Court of Appeals.

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State's damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court's award of damages to IBM. On March 22, 2016, the Indiana Supreme Court affirmed the outcome of the Indiana Court of Appeals and remanded the case to the Indiana Superior Court.

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. In April 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014, and in February 2015 the High Court held that for IBM to make changes to accruals under the plan would require a new consultation of the participants, but other changes (including to early retirement policy) would not require such consultation. IBM UK has appealed both the breach and remedies judgments. If the appeal is unsuccessful, the Court’s rulings would require IBM to reverse the changes made to the UK defined benefit plans retroactive to their effective dates. This could result in an estimated non-operating one-time pre-tax charge of approximately $250 million, plus ongoing defined benefit related accruals.  In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

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

        In August 2015, IBM learned that the SEC is conducting an investigation relating to revenue recognition with respect to the accounting treatment of certain transactions in the U.S., UK and Ireland. The company is cooperating with the SEC in this matter.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $520 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments:  The company’s extended lines of credit to third-party entities include unused amounts of $6,014 million and $5,477 million at March 31, 2016 and December 31, 2015, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,069 million and $2,097 million at March 31, 2016 and December 31, 2015, respectively.

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

Notes to Consolidated Financial Statements – (continued)

the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements have not had a material effect on the company’s business, financial condition or results of operations.

       In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $32 million and $34 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

       Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2016	2015
Balance at January 1	$181	$197
Current period accruals	27	35
Accrual adjustments to reflect actual experience	(2)	10
Charges incurred	(41)	(51)
Balance at March 31	$164	$192

Extended Warranty Liability

(Dollars in millions)	2016	2015
Aggregate deferred revenue at January 1	$538	$536
Revenue deferred for new extended warranty contracts	49	45
Amortization of deferred revenue	(66)	(63)
Other*	9	(15)
Aggregate deferred revenue at March 31	$531	$503
Current portion	$247	$245
Noncurrent portion	$284	$258

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 26, 2016, the company announced that the Board of Directors approved a quarterly dividend of $1.40 per common share. The dividend is payable June 10, 2016 to shareholders of record on May 10, 2016. The dividend declaration represents an increase of $0.10 per common share, which is 8 percent higher than the prior quarterly dividend of $1.30 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2016

Snapshot

Financial Results Summary - Three Months Ended March 31:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended March 31:	2016	2015	Change
Revenue	$18,684	$19,590	(4.6)	%*
Gross profit margin	46.5%	48.2%	(1.8)	pts.
Total expense and other (income)	$7,652	$6,451	18.6%
Total expense and other (income)-to-revenue ratio	41.0%	32.9%	8.0	pts.
Income from continuing operations, before income taxes	$1,034	$3,001	(65.6)%
Provision for/(benefit from) income taxes from continuing operations	$(983)	$585	nm	%
Income from continuing operations	$2,016	$2,415	(16.5)%
Income from continuing operations margin	10.8%	12.3%	(1.5)	pts.
Loss from discontinued operations, net of tax	$(3)	$(88)	(96.8)%
Net income	$2,014	$2,328	(13.5)%
Earnings per share from continuing operations:
Assuming dilution	$2.09	$2.44	(14.3)%
Basic	$2.09	$2.45	(14.7)%
Consolidated earnings per share - assuming dilution	$2.09	$2.35	(11.1)%
Weighted-average shares outstanding:
Assuming dilution	964.4	992.3	(2.8)%
Basic	961.7	988.1	(2.7)%

	3/31/16	12/31/15
Assets	$118,856	$110,495	7.6%
Liabilities	$103,784	$96,071	8.0%
Equity	$15,072	$14,424	4.5%

* (2.0) percent adjusted for currency
nm - not meaningful

Organization of Information:

       In January 2016, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the company’s Consolidated Financial Statements. Refer to note 6, “Segments,” on pages 26 to 27 for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company intends to file a revised 2015 Annual Report in a Form 8-K in the second quarter of 2016 to reclassify its historical segment information to reflect these changes.

       In October 2014, the company announced a definitive agreement to divest its Microelectronics business. The assets and liabilities of the Microelectronics business were reported as held for sale at December 31, 2014 and June 30, 2015. The operating results of the Microelectronics business are reported as discontinued operations. The transaction closed on July 1, 2015.

Currency:

       The references to "adjusted for currency" or "at constant currency" in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. See “Currency Rate Fluctuations” on pages 62 and 63 for additional information.

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

        The following table provides the company’s (non-GAAP) operating earnings for the first quarter of 2016 and 2015.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2016	2015	Change
Net income as reported	$2,014	$2,328	(13.5)%
Loss from discontinued operations, net of tax	(3)	(88)	(96.8)
Income from continuing operations	$2,016	$2,415	(16.5)%
Non-operating adjustments (net of tax):
Acquisition-related charges	138	142	(2.4)
Non-operating retirement-related costs/(income)	115	333	(65.3)
Operating (non-GAAP) earnings*	$2,270	$2,890	(21.4)%
Diluted operating (non-GAAP) earnings per share	$2.35	$2.91	(19.2)%

* See page 71 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary – Three Months Ended March 31:

       In the first quarter of 2016, the company delivered $18.7 billion in revenue, $2.0 billion in income from continuing operations and $2.3 billion in operating (non-GAAP) earnings, resulting in diluted earnings per share from continuing operations of $2.09 as reported and $2.35 on an operating (non-GAAP) basis. The company generated $5.6 billion in cash from operations and $2.3 billion in free cash flow in the first quarter of 2016 driving shareholder returns of $2.2 billion in gross common stock repurchases and dividends. The company made significant investments in the first quarter and took significant actions to accelerate its transformation and shift the business into new markets.

       Total consolidated revenue decreased 4.6 percent as reported and 2 percent year to year adjusted for currency in the first quarter of 2016 consistent with performance in the fourth quarter of 2015 on an adjusted basis.

       Enterprise clients are looking for greater value from their data and IT environments. They are looking to become digital enterprises that are differentiated by cognitive, using data to improve decision making and outcomes. The company’s strategy is based on the point of view that solving clients’ needs requires solutions, industry expertise, and innovative technology, all supported by leading edge skills. The company has been making significant changes to its business by transforming existing businesses, building new markets and addressing new opportunity areas. The company is creating cognitive solutions that join digital business with digital intelligence, bringing its industry expertise together with these cognitive solutions, and building it all on cloud platforms. The company is in a unique position to move its clients to the future as it’s already running

Management Discussion – (continued)

their most critical business processes. The company has continued its acceleration of shifting investments and resources to be more aligned with its strategy.

       In the first quarter of 2016, the company had continued strong double-digit growth in the strategic imperatives, which includes cloud, analytics, mobile, social and security solutions, with revenue growth of 14 percent year to year as reported and 17 percent adjusted for currency. Revenue performance was consistent with the fourth quarter of 2015 on a constant currency basis and continued to outpace the market growth. Over the past 12 months, the strategic imperatives generated $29.8 billion in revenue, which represents approximately 37 percent of the company’s total revenue, an increase of 2 points from full-year 2015. Total Cloud revenue of $2.6 billion increased 34 percent as reported in the first quarter and 36 percent adjusted for currency, with as-a-Service revenue up 42 percent as reported (46 percent adjusted for currency). The company exited the first quarter of 2016 with an annual run rate for as-a-Service revenue of $5.4 billion. Analytics revenue of $4.2 billion in the first quarter increased 7 percent as reported and 9 percent year to year adjusted for currency. Security revenue increased 18 percent as reported (20 percent adjusted for currency) and mobile revenue increased 88 percent (93 percent adjusted for currency). The company continues to invest and add capabilities to buildout its cognitive and cloud platforms. In the first quarter, the company:

  •  Completed or announced several acquisitions which enhance its existing capabilities in cloud video services, cloud consulting and digital experience and added new capabilities, including the digital assets of The Weather Company and further expansion into healthcare with the Truven acquisition.

•     Entered into key partnerships to accelerate adoption of enterprise hybrid clouds.

•      Expanded the build, use and deployment of Watson.

       From a segment perspective, Cognitive Solutions revenue declined 1.7 percent as reported, but increased 0.4 percent adjusted for currency, with growth in Solutions Software mitigated by a decline in Transaction Processing Software. Global Business Services (GBS) revenue decreased 4.3 percent as reported and 2 percent adjusted for currency, driven by declines in Consulting. GBS strategic imperatives revenue increased 19 percent as reported and 22 percent at constant currency with strong growth in the cloud, analytics, mobility and security practices. Technology Services & Cloud Platforms revenue declined 1.5 percent as reported, but increased 2 percent adjusted for currency, led by Infrastructure Services. Strategic imperatives grew 41 percent as reported and 45 percent adjusted for currency, driven by cloud revenue. Systems revenue decreased 21.8 percent as reported and 21 percent adjusted for currency, primarily reflecting the z Systems product cycle.

  From a geographic perspective, Americas revenue decreased 6.9 percent as reported and 4 percent adjusted for currency. Performance was consistent sequentially compared with the fourth quarter of 2015 on an adjusted for currency basis, with improvement in the U.S. and a decline in Latin America driven by Brazil. EMEA revenue decreased 3.6 percent (1 percent adjusted for currency) and Asia Pacific revenue decreased 0.7 percent as reported, but increased 1 percent adjusted for currency.

  The consolidated gross profit margin of 46.5 percent decreased 1.8 points year to year. The operating (non-GAAP) gross margin of 47.5 percent also decreased 1.8 points compared to the prior year primarily driven by higher levels of investment and a mix impact within the segments. Margin declines in Cognitive Solutions, Technology Services & Cloud Platforms and GBS, were partially offset by margin improvement in Systems consistent with the product cycle dynamics in z Systems and improvements in Power and Storage.

       Total expense and other (income) increased 18.6 percent in the first quarter of 2016 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 24.2 percent year to year. In the first quarter of 2016 the company took significant actions to accelerate the transformation of its workforce and shift its skill base to new areas, and also to improve its structure primarily outside the U.S. The increased expense was primarily driven by charges for these actions. The key year-to-year drivers were approximately:

Management Discussion – (continued)

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(1)	point	(1)	point
Acquisitions	3	points	3	points
Base	16	points	22	points

* Reflects impacts of translation and hedging programs.

       The increase in base expense was driven primarily by a higher level of workforce rebalancing charges of $998 million in the first quarter of 2016 compared to $285 million in the first quarter of 2015 to accelerate the company’s transformation, charges in the first quarter of 2016 for real estate actions of $328 million and actions taken to reposition the company’s business in Latin America. The increase in operating (non-GAAP) expense was driven primarily by the same factors. The company is continuing to shift resources and spending within its operational expense base, driving productivity and efficiency while increasing investment in support of the strategic imperatives.

       Pre-tax income from continuing operations of $1.0 billion in the first quarter of 2016 decreased 65.6 percent year to year and the pre-tax margin was 5.5 percent, a decrease of 9.8 points. The continuing operations effective tax rate for the first quarter of 2016 was (95.1) percent compared to an effective tax rate of 19.5 percent in the first quarter of 2015. The negative tax rate in the first quarter of 2016 is primarily the result of a refund ($1.0 billion) of previously paid non-U.S. taxes, plus interest. Income from continuing operations of $2.0 billion decreased 16.5 percent and the net income margin was 10.8 percent, a decrease of 1.5 points versus the first quarter of 2015. Losses from discontinued operations, net of tax, were $3 million in the first quarter of 2016 compared to $88 million in the first quarter of 2015. Net income of $2.0 billion decreased 13.5 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $1.4 billion decreased 62.3 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 11.2 points to 7.3 percent. The charges for actions to accelerate the transformation of the company’s business impacted operating (non-GAAP) pre-tax income from continuing operations by $1.5 billion and pre-tax margin by 8 points in the quarter. These charges also impacted as-reported pre-tax income and pre-tax margin. Operating (non-GAAP) income from continuing operations of $2.3 billion decreased 21.4 percent. The operating (non-GAAP) income margin from continuing operations of 12.1 percent decreased 2.6 points. The operating (non-GAAP) effective tax rate from continuing operations in the first quarter of 2016 was (66.8) percent versus 20.0 percent in the prior year. The first quarter of 2016 profit and margin performance reflects the actions taken to transform the business while improving the company’s position for the future.

  Diluted earnings per share from continuing operations of $2.09 in the first quarter of 2016 decreased 14.3 percent year to year. In the first quarter of 2016, the company repurchased 6.6 million shares of its common stock at a cost of $0.9 billion. Operating (non-GAAP) diluted earnings per share of $2.35 decreased 19.2 percent versus the first quarter of 2015. Diluted earnings per share from discontinued operations was ($0.00) in the first quarter of 2016 compared to ($0.09) in the first quarter of 2015.

  At March 31, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $14.9 billion, an increase of $6.7 billion from December 31, 2015. Key drivers in the balance sheet and total cash flows were:

 Total assets increased $8.4 billion ($6.1 billion adjusted for currency) from December 31, 2015 driven by:

  •   Increases in cash ($6.7 billion), goodwill ($2.3 billion), acquired intangible assets ($0.9 billion) and pension assets ($0.6 billion); partially offset by

  •    Decreases in total receivables ($2.6 billion).

Total liabilities increased $7.7 billion ($5.6 billion adjusted for currency) from December 31, 2015 driven by:

  •     Increases in total debt ($5.7 billion), deferred income ($1.5 billion) and workforce accruals ($0.9 billion);
    partially offset by

•      Decreases in accounts payable ($0.7 billion) and income taxes ($0.6 billion).

Total equity of $15.1 billion increased $0.6 billion from December 31, 2015 as a result of:

Management Discussion – (continued)

  •     Higher retained earnings ($0.8 billion) and lower accumulated other comprehensive losses ($0.6 billion);
    partially offset by

  •     Increased treasury stock ($0.9 billion).

      The company generated $5.6 billion in cash flow provided by operating activities, an increase of $2.0 billion when compared to the first quarter of 2015, driven primarily by lower income tax payments. Investing activities was a use of cash of $2.0 billion in the first quarter of 2016 compared to a $0.6 billion source of cash in the first quarter of 2015. This year-to-year decrease in cash flow was primarily driven by an increase in net cash used for acquisitions ($2.4 billion) in the key areas of Watson Internet of Things, cloud, digital design and analytics. Financing activities provided $2.8 billion of cash flow in the first quarter of 2016 compared to a use of cash of $3.4 billion in the first quarter of 2015. This year-to-year increase in cash flow was primarily driven by higher net debt issuances ($6.3 billion).

       In April 2016, the company disclosed that it now expects GAAP earnings per share from continuing operations to be at least $12.35 and continues to expect operating (non-GAAP) earnings of at least $13.50 per diluted share for 2016. In addition, the company updated its outlook and now expects 2016 free cash flow to be at the high end of the $11 billion to $12 billion range. Refer to the Looking Forward section on pages 61 and 62 for additional information on the company’s expectations.

First Quarter in Review

Results of Continuing Operations

Segment Details

      The following is an analysis of the first quarter of 2016 versus the first quarter of 2015 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended March 31:	2016	2015*	Change		Currency
Revenue:
Cognitive Solutions	$3,979	$4,047	(1.7)%		0.4%
Gross margin	82.0%	84.5%	(2.5)	pts.
Global Business Services	4,131	4,318	(4.3)%		(2.3)%
Gross margin	25.8%	27.4%	(1.6)	pts.
Technology Services & Cloud Platforms	8,424	8,554	(1.5)%		1.9%
Gross margin	40.9%	42.1%	(1.1)	pts.
Systems	1,675	2,142	(21.8)%		(20.6)%
Gross margin	57.2%	54.8%	2.4	pts.
Global Financing	410	461	(11.2)%		(6.4)%
Gross margin	42.4%	49.6%	(7.1)	pts.
Other	66	67	(2.3)%		0.7%
Gross margin	(342.0)%	(224.6)%	(117.3)	pts.
Total consolidated revenue	$18,684	$19,590	(4.6)%		(2.0)%
Total consolidated gross profit	$8,686	$9,452	(8.1)%
Total consolidated gross margin	46.5%	48.2%	(1.8)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	112	91	23.6%
Retirement-related costs/(income)	79	121	(34.7)%
Operating (non-GAAP) gross profit	$8,877	$9,664	(8.1)%
Operating (non-GAAP) gross margin	47.5%	49.3%	(1.8)	pts.

* Reclassified to conform with 2016 presentation.

Management Discussion – (continued)

Cognitive Solutions
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2016	2015*	Change	Currency
Cognitive Solutions external revenue:	$3,979	$4,047	(1.7)%	0.4%
Solutions Software	$2,691	$2,655	1.4%	3.3%
Transaction Processing Software	1,287	1,393	(7.6)	(5.2)

* Reclassified to conform with 2016 presentation.

       Cognitive Solutions revenue of $3,979 million decreased 1.7 percent as reported, but increased 0.4 percent year to year adjusted for currency. While Solutions Software grew year to year, it was offset by a decline in Transaction Processing Software.

       Solutions Software addresses many of the company’s strategic areas including analytics, security and social. Analytics is the largest part of the Solutions portfolio and includes the traditional analytics platform, industry solutions, commerce and Watson related businesses. In the first quarter, Solutions Software revenue of $2,691 million grew 1.4 percent as reported and 3 percent adjusted for currency driven by strong double-digit growth (adjusted for currency) in cloud-based offerings leveraging Watson and from acquisitions. This performance represents significant sequential improvement from the fourth quarter of 2015. From an offering perspective, the first-quarter growth was led by security and analytics solutions. In both of these areas, the company has highly differentiated strategies and capabilities. Momentum continued in the first quarter of 2016 with high single-digit growth adjusted for currency in security software, outpacing the market. The company continues to invest to build its security platform, including recent acquisitions such as Resilient Systems, which provides leading incident response capabilities and expands the company’s overall leadership in security. The company’s approach to analytics is also unique and differentiated, building on an industrial-strength cognitive platform that is cloud-based and leverages Watson. It is also supported by industry-specific data to help provide new insights in key industries. Watson Healthcare further expands the company’s revenue opportunities through targeted industry focus. In the past 12 months, the company has invested $4 billion in four acquisitions in this industry. In early April, the Truven acquisition closed, which brings more than 8,500 clients to the Watson Health portfolio.

       Transactions Processing Software of $1,287 million declined 7.6 percent as reported and 5 percent adjusted for currency in the first quarter of 2016 compared to the prior year. This software primarily runs mission critical systems in industries such as banking, airlines and retail. It includes certain offerings running on z Systems, which were primarily reflected in Other Middleware in the previously reported Software segment. Most of this software is on-premises and annuity in nature, which is not a growing part of the software opportunity.

      Within Cognitive Solutions, total first-quarter strategic imperatives revenue of $2,473 million grew 2.2 percent as reported and 4 percent adjusted for currency year to year. Within the strategic imperatives, Cloud revenue of $402 million grew 32.1 percent as reported and 34 percent adjusted for currency, with an as-a-Service exit run rate of $1,154 million.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2016	2015*	Change
Cognitive Solutions:
External gross profit	$3,262	$3,418	(4.6)%
External gross profit margin	82.0%	84.5%	(2.5)	pts.
Pre-tax income	$1,013	$1,528	(33.7)%
Pre-tax margin	21.8%	32.6%	(10.8)	pts.

* Reclassified to conform with 2016 presentation.

       The Cognitive Solutions gross profit margin decreased 2.5 points to 82.0 percent in the first quarter of 2016 compared to the prior year. The margin was impacted by a lower level of transactional revenue and higher cloud-based content.

Management Discussion – (continued)

       Pre-tax income of $1,013 million decreased 33.7 percent and pre-tax margin declined 10.8 points to 21.8 percent. This performance reflects a higher level of investments in areas such as the Watson Platform, Health and Internet of Things, currency impact and the year to year impact of the workforce rebalancing charges. In the first quarter of 2016, there were $231 million of charges primarily related to workforce rebalancing and real estate actions compared to $44 million of workforce rebalancing charges in the prior year period.

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2016	2015*	Change	Currency
Global Business Services external revenue:	$4,131	$4,318	(4.3)%	(2.3)%
Consulting	$1,835	$1,946	(5.7)%	(4.4)%
Global Process Services	348	360	(3.4)	(1.2)
Application Management	1,949	2,012	(3.1)	(0.6)

* Reclassified to conform with 2016 presentation.

       In the first quarter of 2016, Global Business Services revenue of $4,131 million decreased 4.3 percent as reported and 2 percent adjusted for currency as the company continues to shift away from traditional businesses, such as ERP, to more strategic areas. Application Management, which represents 47 percent of GBS revenue, continued to have relatively stable performance in the first quarter consistent with the prior year. The ongoing shift to new areas in Consulting continued to impact year-to-year growth rates.

       Consulting revenue of $1,835 million declined 5.7 percent as reported and 4 percent adjusted for currency, with sequential improvement compared to the prior quarter. Application Management revenue of $1,949 million decreased 3.1 percent as reported and 1 percent adjusted for currency compared to the prior year. Global Process Services revenue of $348 million decreased 3.4 percent as reported and 1 percent adjusted for currency. The company expanded its digital design capabilities with three acquisitions in the first quarter, that will be integrated into the IBM Interactive Experience, the largest global digital agency, and expanded skills in other areas. The company announced its intent to acquire Bluewolf, which will extend GBS’s industry consulting leadership with one of the world’s leading Salesforce consulting practices. The company’s Apple partnership continues to redesign workflows and drive productivity for clients.

       Within GBS, total first quarter strategic imperatives revenue of $1,991 million grew 19.3 percent as reported and 22 percent adjusted for currency year to year.  In the first quarter, the strategic imperatives generated nearly 50 percent of the total GBS segment revenue, with strong growth across cloud, analytics, mobility and security practices. Within the strategic imperatives, Cloud revenue of $550 million grew 53.5 percent as reported and 55 percent adjusted for currency, with an as-a-Service exit run rate of $493 million.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2016	2015*	Change
Global Business Services:
External gross profit	$1,068	$1,184	(9.8)%
External gross profit margin	25.8%	27.4%	(1.6)	pts.
Pre-tax income	$190	$588	(67.7)%
Pre-tax margin	4.5%	13.2%	(8.7)	pts.

* Reclassified to conform with 2016 presentation.

       The GBS gross profit margin decreased 1.6 points to 25.8 percent in the first quarter of 2016 compared to the prior year as the company continues to invest to drive its transformation, strategically shifting resources to higher value services which is impacting margin. Continued price and profit pressure in certain parts of the portfolio is also impacting margin.

Management Discussion – (continued)

       Pre-tax income of $190 million decreased 67.7 percent and pre-tax margin declined 8.7 points to 4.5 percent. This performance not only reflects the impact of the investment made in new areas, such as digital, but also includes the impacts of structural actions, including workforce rebalancing taken this quarter which will help progress the transformation in GBS. In the first quarter of 2016, there were $328 million of charges primarily related to workforce rebalancing and real estate actions compared to $52 million of workforce rebalancing charges in the prior year period.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2016	2015*	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,424	$8,554	(1.5)%	1.9%
Infrastructure Services	$5,626	$5,614	0.2%	3.5%
Technical Support Services	1,786	1,881	(5.1)	(0.8)
Integration Software	1,012	1,059	(4.5)	(2.4)

* Reclassified to conform with 2016 presentation.

       Technology Services & Cloud Platforms revenue of $8,424 million decreased 1.5 percent as reported, but grew 2 percent adjusted for currency in the first quarter of 2016 compared to the prior year. Infrastructure Services revenue of $5,626 million grew 0.2 percent as reported and 4 percent adjusted for currency. This includes the company’s previous Strategic Outsourcing and Integrated Technology Services lines. Technical Support Services revenue of $1,786 million decreased 5.1 percent as reported and 1 percent adjusted for currency. Integration Software revenue of $1,012 million decreased 4.5 percent as reported and 2 percent adjusted for currency.

       In Infrastructure Services, hybrid cloud solutions provide value to enterprises as they enable new business models while leveraging existing systems and data. In the first quarter, clients continued to turn to the company as the trusted partner to modernize their most critical IT systems and move them to hybrid. There was also continued strong momentum in SoftLayer which again grew at strong double digits adjusted for currency this quarter as the company continues to invest to build out its global capability. In the first quarter, there was also continued expansion of cloud capabilities with the acquisition of Ustream and the formation of the IBM Cloud Video Services Unit that will provide clients with a powerful portfolio of video services and digital analytics.

       In Integration Software, the company is cloud-enabling the portfolio to make it easy for clients to unlock large investments in existing data and application systems. It was recently announced that 100 percent of the company’s relevant software is now available in the cloud through a series of offerings, such as WebSphere Connect, and that several important strategic partnerships have been formed as the company continues to build out its ecosystem. Annuity content in Integration Software is growing, with stability in on-premises content and acceleration in the adoption of SaaS, specifically in the products that integrate a hybrid cloud environment.

       Within Technology Services & Cloud Platforms, total first quarter strategic imperatives revenue of $1,848 million grew 41.2 percent as reported and 45 percent adjusted for currency year to year driven by hybrid cloud infrastructure engagements. Within the strategic imperatives, Cloud revenue of $1,173 million grew 46.0 percent as reported and 50 percent adjusted for currency with an as-a-Service exit run rate of $3,717 million.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2016	2015*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,605	$2,699	(3.5)%
External Technology Services gross profit margin	35.1%	36.0%	(0.9)	pts.
External Integration Software gross profit	$843	$898	(6.2)%
External Integration Software gross profit margin	83.3%	84.8%	(1.5)	pts.
External total gross profit	$3,447	$3,597	(4.2)%
External total gross profit margin	40.9%	42.1%	(1.1)	pts.
Pre-tax income	$258	$1,131	(77.2)%
Pre-tax margin	3.0%	13.0%	(10.0)	pts.

* Reclassified to conform with 2016 presentation.

       The Technology Services & Cloud Platforms gross profit margin decreased 1.1 points to 40.9 percent in the first quarter of 2016 compared to the prior year, with year-to-year declines in both Technology Services and Integration Software.  Margin was impacted by the revenue trajectory of Integration Software as more of the portfolio moves to an as-a-Service model delivered through the cloud and, within Integration Services, the company is investing to contemporize clients’ IT systems as it signs new contracts. Gross profit detail is provided within this segment for additional information due to the new alignment of software content into this segment beginning this quarter.

        Pre-tax income of $258 million decreased 77.2 percent and pre-tax margin declined 10.0 points to 3.0 percent driven by workforce transformational actions taken during the quarter, continued investment to build out platforms such as Bluemix and SoftLayer and currency impacts. In the first quarter of 2016, there were $695 million of charges primarily related to workforce rebalancing and real estate actions compared to $169 million of workforce rebalancing charges in the prior year period.

Services Backlog and Signings

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
	At March 31,	At March 31,		Percent	Adjusted For
(Dollars in billions)	2016	2015		Change	Currency
Total backlog	$122.4	$122.6	*	(0.2)%	(0.9)%

* Reclassified to conform with 2016 presentation.

       The estimated total services backlog at March 31, 2016 was $122 billion, a decrease of 0.2 percent as reported and 1 percent adjusted for currency compared to the March 31, 2015 balance.  Global Technology Services, within the Technology Services & Cloud Platforms segment, grew 1.6 percent as reported and 1 percent adjusted for currency. GBS declined 4.4 percent as reported and 5 percent adjusted for currency, which is a reflection of the company’s shift from large ERP implementations to the new strategic opportunities.

       Total services backlog includes Infrastructure Services, Consulting, Global Process Services, Application Management and Technical Support Services. Total backlog is intended to be a statement of overall work under contract and therefore includes Technical Support Services. It does not include as-a-Service offerings given the flexibility in contractual commitment terms provided to these clients. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

Services signings are management’s initial estimate of the value of a client’s commitment under a services contract. There are no third-party standards or requirements governing the calculation of signings. The calculation used by management involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs.

Management Discussion – (continued)

Signings include Infrastructure Services, Consulting, Global Process Services and Application Management contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Technical Support Services is not included in signings as maintenance contracts tend to be more steady state, where revenues equal renewals.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended March 31:	2016	2015		Change	Currency
Total signings	$8,024	$10,329	*	(22.3)%	(17.5)%

* Reclassified to conform with 2016 presentation.

Systems
				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2016	2015*	Change	Currency
Systems external revenue:	$1,675	$2,142	(21.8)%	(20.6)%
Systems Hardware	$1,235	$1,657	(25.5)%	(24.6)%
z Systems			(43.4)	(42.2)
Power Systems			(14.4)	(13.6)
Storage Systems			(6.7)	(6.1)
Operating Systems Software	440	484	(9.1)	(6.9)

* Reclassified to conform with 2016 presentation.

       In the first quarter of 2016, Systems revenue of $1,675 million decreased 21.8 percent as reported and 21 percent adjusted for currency compared to the prior year. Systems Hardware revenue of $1,235 million decreased 25.5 percent as reported and 25 percent adjusted for currency primarily reflecting the z Systems product cycle. Operating Systems Software revenue of $440 million decreased 9.1 percent as reported and 7 percent adjusted for currency.

       Within Systems Hardware, z Systems decreased 43.4 percent as reported and 42 percent adjusted for currency compared to the first quarter of 2015. This is attributed to strong performance in the prior year when the z13 mainframe was launched and revenue grew 118.4 percent as reported (130 percent adjusted for currency).

       After four consecutive quarters of constant currency growth, Power Systems decreased 14.4 percent as reported and 14 percent adjusted for currency in the first quarter of 2016. This is attributed to the strong performance in Unix-based entry system in the prior-year period. In the first quarter, there was continued momentum in Linux offerings and expansion of the company’s Open POWER efforts. There was focus on the growth of Power-based Linux systems which have now grown to about 10 percent of the overall Power Systems revenue base. There was also continued traction with the OpenPOWER foundation-based innovations.

       Storage Systems revenue decreased 6.7 percent as reported and 6 percent adjusted for currency in the first quarter compared to the prior year reflecting continued weakness in the overall storage market. However, the company is well positioned to capture the strategic growth areas of Flash, Software Defined Storage and Object Storage.

       Within Systems, total first quarter strategic imperatives revenue of $653 million decreased 6.1 percent as reported and 5 percent adjusted for currency year to year. Within the strategic imperatives, Cloud revenue of $509 million grew 1.3 percent as reported and 2 percent adjusted for currency.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2016	2015*	Change
Systems:
External Systems Hardware gross profit	$572	$739	(22.6)%
External Systems Hardware gross profit margin	46.4%	44.6%	1.7	pts.
External Operating Systems Software gross profit	$387	$435	(11.0)%
External Operating Systems Software gross profit margin	87.8%	89.7%	(1.9)	pts.
External total gross profit	$959	$1,174	(18.3)%
External total gross profit margin	57.2%	54.8%	2.4	pts.
Pre-tax income/(loss)	$(10)	$261	nm	%
Pre-tax margin	(0.5)%	11.3%	(11.8)	pts.

* Reclassified to conform with 2016 presentation.
nm - not meaningful

       The Systems gross profit margin increased 2.4 points to 57.2 percent in the first quarter of 2016 compared to the prior year. This increase was due to margin (3.7 points) with improvements across all hardware brands, partially offset by a less favorable product mix (1.3 points). Gross profit detail is provided within this segment for additional information due to the new alignment of software content into this segment beginning this quarter.

       Systems had a pre-tax loss of $10 million in the first quarter of 2016 compared with pre-tax income of $261 million in the prior year with a decrease in pre-tax margin of 11.8 points year to year. This decline reflects the improved gross profit margin on lower revenue and the impact of transformation actions, including workforce rebalancing, which is about half the year-to-year decline. In the first quarter of 2016, there were $130 million of charges primarily related to real estate and workforce rebalancing actions compared to $20 million of workforce rebalancing charges in the prior year period.

Global Financing

See pages 65 through 70 for a discussion of Global Financing’s segment results.

Total Software

        Under the company's new segment structure, total Software no longer exists as a segment, instead the company's software revenue is included within the Technology Services & Cloud Platforms, Cognitive Solutions, and Systems segments. Given the current focus on IBM’s software revenue performance, the company will continue to report total software revenue performance throughout 2016. Total Software revenue, which includes Cognitive Solutions, Integration Software and Operating Systems Software, of $5,431 million decreased 2.9 percent as reported and 1 percent adjusted for currency in the first quarter of 2016 compared to the prior year period. Performance reflected improvement at constant currency of 5 points from the fourth quarter of 2015 driven by a higher mix of annuity revenue versus transactional content. In addition, the company has been adding new capabilities, both organically and through acquisitions. This quarter’s software performance reflects the acquisitions that closed over the last year, and while these acquisitions contribute to revenue growth, they initially impact profit performance. The annuity revenue was up 2 percent adjusted for currency, with steady renewal rates and growth in the SaaS business.

       From a product offering perspective, revenue growth in Solutions Software was offset by continued headwinds in Operating Systems and Transaction Processing Software. Total software includes a portion of software support line revenue that was previously reported in Integrated Technology Services. Support line did not have an impact on the software revenue growth rate at constant currency.

Geographic Revenue

       In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2016	2015	Change	Currency
Total Revenue	$18,684	$19,590	(4.6)%	(2.0)%
Geographies:	$18,611	$19,498	(4.6)%	(1.9)%
Americas	8,673	9,312	(6.9)	(4.0)
Europe/Middle East/Africa (EMEA)	5,906	6,125	(3.6)	(0.6)
Asia Pacific	4,031	4,061	(0.7)	0.7

       Total geographic revenue of $18,611 million decreased 4.6 percent as reported and 2 percent adjusted for currency in the first quarter of 2016 compared to the prior year. Americas revenue of $8,673 million decreased 6.9 percent as reported and 4 percent adjusted for currency. EMEA first quarter revenue of $5,906 million decreased 3.6 percent as reported with a modest decline of 1 percent adjusted for currency. Asia Pacific revenue of $4,031 million decreased 0.7 percent as reported, but returned to growth of 1 percent adjusted for currency.

 Within Americas, the U.S. decreased 3.6 percent compared to the prior year and improved sequentially from the prior quarter. Canada was down 10.7 percent as reported and 1 percent adjusted for currency. Latin America decreased 23.8 percent as reported and 8 percent adjusted for currency, driven by Brazil. Although the company has built a strong business in Brazil over the years, recent quarters’ performance have been more volatile. This quarter, Brazil revenue declined, partially due to a strong prior year first quarter, but also due to an economic environment that appears uncertain. The company has taken certain portfolio actions in this business which impacts growth in the short term. On an adjusted basis, the decline in Brazil was partially offset by growth in other Latin American countries, including Mexico, Argentina, Chile and Colombia.

  Within EMEA, there was continued growth in the UK on an adjusted basis, with revenue declining 4.3 percent as reported, but growing 1 percent adjusted for currency. Germany decreased 2.3 percent as reported and France decreased 2.1 percent as reported, but both countries were flat year to year adjusted for currency. Italy was flat year to year as reported, but had growth of 2 percent adjusted for currency. The Middle East and Africa region grew 1.4 percent as reported and 8 percent adjusted for currency. However, there was a decline in the Central and Eastern European region including a year-to-year decline in Russia of 34.2 percent.

       Within Asia Pacific, Japan grew 5.3 percent as reported and 2 percent adjusted for currency. Australia decreased 3.2 percent as reported, but grew 6 percent adjusted for currency. India grew 4.7 percent as reported and 13 percent adjusted for currency. China decreased 7.7 percent as reported and 5 percent adjusted for currency.

Expense

Total Expense and Other (Income)
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Total consolidated expense and other (income)	$7,652	$6,451	18.6%
Non-operating adjustments:
Amortization of acquired intangible assets	(99)	(79)	25.3
Acquisition-related charges	27	0	nm
Non-operating retirement-related (costs)/income	(63)	(321)	(80.2)
Operating (non-GAAP) expense and other (income)	$7,516	$6,051	24.2%
Total consolidated expense-to-revenue ratio	41.0%	32.9%	8.0	pts.
Operating (non-GAAP) expense-to-revenue ratio	40.2%	30.9%	9.3	pts.

nm - not meaningful

       The key drivers of the year-to-year change in total expense and other (income) were approximately:

Management Discussion – (continued)

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	(1)	point	(1)	point
Acquisitions	3	points	3	points
Base	16	points	22	points

* Reflects impacts of translation and hedging programs.

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, general and administrative expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Selling, general and administrative expense:
Selling, general and administrative – other	$4,192	$4,077	2.8%
Advertising and promotional expense	348	313	11.2
Workforce rebalancing charges	998	285	250.0
Retirement-related costs	179	438	(59.3)
Amortization of acquired intangible assets	99	79	25.3
Stock-based compensation	99	87	14.1
Bad debt expense	97	83	17.1
Total consolidated selling, general and administrative expense	$6,012	$5,362	12.1%
Non-operating adjustments:
Amortization of acquired intangible assets	(99)	(79)	25.3
Acquisition-related charges	32	0	nm
Non-operating retirement-related (costs)/income	(55)	(308)	(82.2)
Operating (non-GAAP) selling, general and administrative expense	$5,890	$4,975	18.4%

nm – not meaningful

       Total selling, general and administrative (SG&A) expense increased 12.1 percent in the first quarter of 2016 versus the prior year driven primarily by the following factors:

•         Higher workforce rebalancing charges (14 points); and

•         Acquisition-related spending (2 points); partially offset by

•         A prior year pension obligation related to litigation in Spain (4 points); and

•         The effects of currency (2 points).

        Operating (non-GAAP) expense increased 18.4 percent year to year driven by primarily the same factors excluding the benefit from the prior-year pension obligation which was not reflected in operating (non-GAAP) expense.

       Bad debt expense increased $14 million year to year. The receivables provision coverage was 2.8 percent at March 31, 2016, an increase of 20 basis points from both December 31, 2015 and March 31, 2015.

Research, Development and Engineering
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Total consolidated research, development and engineering expense	$1,458	$1,298	12.3%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	(9)	(13)	(33.9)
Operating (non-GAAP) research, development and engineering expense	$1,449	$1,285	12.8%

Management Discussion – (continued)

       Research, development and engineering (RD&E) expense was 7.8 percent of revenue in the first quarter of 2016 compared to 6.6 percent of revenue in the first quarter of 2015.

       RD&E expense in the first quarter of 2016 increased 12.3 percent year to year primarily driven by:

•         Increased base spending (9 points); and

•         Higher expense due to acquisitions (5 points); partially offset by

•         The effects of currency (2 points).

       Operating (non-GAAP) RD&E expense increased 12.8 percent in the first quarter of 2015 compared to the prior year driven primarily by the same factors.

Intellectual Property and Custom Development Income
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$125	$71	75.1%
Licensing/royalty-based fees	41	31	31.5
Custom development income	51	70	(27.2)
Total	$217	$173	25.7%

       The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures, economic conditions, industry consolidation and the timing of new patents and know-how development. There were no significant individual IP transactions in the first quarter of 2016 and 2015.

Other (income) and expense
			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$226	$90	150.5%
(Gains)/losses on derivative instruments	(207)	(177)	17.3
Interest income	(24)	(19)	30.7
Net (gains)/losses from securities and investment assets	39	(1)	nm
Other	219	(37)	nm
Total consolidated other (income) and expense	$253	$(143)	nm	%
Non-operating adjustment:
Acquisition-related charges	(6)	0	nm
Operating (non-GAAP) other (income) and expense	$247	$(143)	nm	%

nm - not meaningful

       Total consolidated other (income) and expense was expense of $253 million in the first quarter of 2016 compared to income of $143 million in the prior year. The decrease in income of $396 million year over year was primarily driven by:

•        Real estate capacity charges related to the first-quarter 2016 workforce transformation ($328 million); and

•        Higher foreign currency transaction losses ($136 million), including a current year devaluation in Venezuela ($43 million); and

•        Increased losses from securities and investment assets ($40 million) primarily related to the sale of Lenovo shares ($37 million); partially offset by

•        Increased gains on derivative instruments ($31 million); and

Management Discussion – (continued)

•        Higher gains on divestitures ($36 million).

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Interest expense	$147	$108	36.8%

       The increase in interest expense in the first quarter of 2016 compared with the first quarter of 2015 was primarily driven by higher average debt levels and higher average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2016 was $285 million, an increase of $38 million year to year.

Retirement-Related Plans

       The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2016	2015	Change
Retirement-related plans – cost:
Service cost	$110	$116	(4.7)%
Amortization of prior service costs/(credits)	(25)	(26)	(0.3)
Cost of defined contribution plans	271	288	(5.9)
Total operating costs/(income)	$356	$379	(5.9)%
Interest cost	$827	$834	(0.8)%
Expected return on plan assets	(1,394)	(1,474)	(5.4)
Recognized actuarial losses	687	829	(17.2)
Curtailments/settlements	5	4	13.6
Multi-employer plans/other costs	18	248	(92.7)
Total non-operating costs/(income)	$142	$442	(67.8)%
Total retirement-related plans – cost	$499	$820	(39.2)%

        In the first quarter of 2016, total pre-tax retirement-related plan cost decreased by $322 million compared to the first quarter of 2015, primarily driven by a prior year pension obligation related to litigation ($230 million), a decrease in recognized actuarial losses ($143 million) and lower defined contribution plans costs ($17 million); partially offset by lower expected return on plan assets ($80 million).

  As discussed in the “Snapshot” on page 43, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2016 were $356 million, a decrease of $22 million compared to the first quarter of 2015, primarily driven by lower defined contribution plans cost ($17 million). Non-operating costs of $142 million in the first quarter of 2016 decreased $299 million year to year, driven primarily by a prior year pension obligation related to litigation ($230 million) and a decrease in recognized actuarial losses ($143 million); partially offset by lower expected return on plan assets ($80 million).

Taxes

       The continuing operations effective tax rate for the first quarter of 2016 was (95.1) percent, a decrease of 114.6 points compared to the first quarter of 2015. The operating (non-GAAP) tax rate for the first quarter of 2016 was (66.8) percent, a decrease of 86.8 points compared to the first quarter of 2015. The lower continuing operations effective tax rate in the first quarter of 2016 was primarily driven by the favorable resolution of a long-standing tax matter in February 2016 related to the determination of certain foreign tax losses incurred by the company in Japan (113.3 points), a favorable settlement of the

Management Discussion – (continued)

remaining open items on the company’s U.S. income tax returns for 2011 and 2012 (3.6 points), and a benefit related to the first-quarter 2016 real estate capacity actions (5.2 points). These benefits were partially offset by a tax charge related to intercompany royalties from foreign subsidiaries (6.9 points). The decline in the operating (non-GAAP) tax rate was primarily driven by the same factors.

       In April 2010, the company appealed the determination of the Japanese Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1.0 billion adjusted for currency, had been included in unrecognized tax benefits as of December 2015. In April 2011, the company received notification that the appeal was denied, and in June 2011, the company filed a lawsuit challenging this decision. In May 2014, the Tokyo District Court ruled in favor of the company. The Japanese government appealed the ruling to the Tokyo High Court. On March 25, 2015, the Tokyo High Court ruled in favor of IBM and, on April 7, 2015, the Japanese government appealed the ruling to the Japan Supreme Court. On February 18, 2016, the Supreme Court denied the government appeal thereby upholding the Tokyo High Court’s decision in favor of the company as the final judgment in this matter. This led to a refund of the taxes previously paid of $1.0 billion, which the company received in the first quarter and included in the effective tax rate. Interest of $0.2 billion was also received.

       With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2011. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

       The amount of unrecognized tax benefits at December 31, 2015 decreased by $908 million in the first quarter of 2016 to $3,666 million. The decrease was primarily due to the first quarter favorable resolution of the Japan tax matter. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2,796 million at March 31, 2016.

       In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million (approximately $809 million at first quarter 2016 currency rates) from the Indian Tax Authorities for 2009. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability. At March 31, 2016, the company has recorded $553 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

       In the first quarter of 2016, the IRS commenced its audit of the company’s U.S. tax returns for 2013 and 2014. The company anticipates that this audit will be completed by the end of 2017.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2016	2015	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.09	$2.44	(14.3)%
Basic	$2.09	$2.45	(14.7)%
Diluted operating (non-GAAP)	$2.35	$2.91	(19.2)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	964.4	992.3	(2.8)%
Basic	961.7	988.1	(2.7)%

Management Discussion – (continued)

       Actual shares outstanding at March 31, 2016 were 960.0 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter of 2016 was 28.0 million shares lower than the first quarter of 2015. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

       The loss from discontinued operations, net of tax, was $3 million in the first quarter of 2016 compared to $88 million in the first quarter of 2015. The discontinued operations effective tax rate in the first quarter of 2016 was 38.4 percent compared to 26.3 percent in the first quarter of 2015.

Financial Position

Dynamics

       At March 31, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $14,869 million. Total debt of $45,557 million increased $5,667 million from prior year-end levels, driven by new debt issuances of $8,062 million, partially offset by maturities of $2,184 million. Within total debt, $26,782 million, or approximately 59 percent, is in support of the Global Financing business. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first three months of 2016, the company generated $5,645 million in cash from operations, an increase of $2,035 million compared to the first three  months of 2015. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. In October 2015, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2020.

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

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Current assets	$47,623	$42,504
Current liabilities	34,664	34,269
Working capital	$12,959	$8,235

Current ratio	1.37:1	1.24:1

       Working capital increased $4,724 million from the year-end 2015 position. The key changes are described below:

Current assets increased $5,119 million ($4,133  million adjusted for currency), due to:

•         An increase of $6,668 million ($6,451 million adjusted for currency) in cash and cash equivalents; partially offset by

•         A decline of $2,374 million ($2,805 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances.

       Current liabilities increased $395 million (a decrease of $363 million adjusted for currency), as a result of:

•         An increase in deferred income of $1,588 million ($1,298 million adjusted for currency) driven by annual customer billings; and

•         An increase in other accrued expenses and liabilities of $1,451 million ($1,268 million adjusted for currency) driven by workforce rebalancing accruals and derivative positions; partially offset by

Management Discussion – (continued)

•         A decrease in short-term debt of $1,159 million ($1,186 million adjusted for currency) primarily as a result of maturities of $2,184 million and a decrease in commercial paper of $600 million, partially offset by reclassifications of $1,771 million from long term to reflect upcoming maturities; and

•         A decrease in accounts payable of $725 million ($824 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•         A decrease in taxes payable of $644 million ($724 million adjusted for currency) primarily driven by income tax payments.

Cash Flow

       The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2016	2015
Net cash provided by/(used in) continuing operations:
Operating activities	$5,645	$3,610
Investing activities	(2,028)	560
Financing activities	2,834	(3,402)
Effect of exchange rate changes on cash and cash equivalents	217	(449)
Net change in cash and cash equivalents	$6,668	$319

       Net cash provided by operating activities increased by $2,035 million as compared to the first three months of 2015 driven by the following factors:

•      A decline in income tax payments of $1,852 million driven by the Japan tax refund received; and

•         A decline in cash payments for workforce rebalancing of $294 million; and

•         A decline in performance based compensation payments of $185 million; partially offset by

•         A decrease in cash sourced from sales cycle working capital of $447 million.

       Investing activities was a use of cash of $2,028 million in the first quarter of 2016 compared to a source of cash of $560 million in the first quarter of 2015. This year-to-year decrease in cash flow of $2,588 million was driven by:

•         An increase in net cash used related to acquisitions of $2,442 million.

       Financing activities was a source of cash of $2,834 million in the first quarter of 2016 compared to a use of cash of $3,402 million in the first quarter of 2015. This year-to-year increase in cash flow of $6,235 million was driven by:

•         An increase in net cash sourced from debt transactions of $6,273 million primarily driven by higher levels of issuances in the current period.

Noncurrent Assets and Liabilities
	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Noncurrent assets	$71,233	$67,991
Long-term debt	$40,254	$33,428
Noncurrent liabilities (excluding debt)	$28,865	$28,374

       The increase in noncurrent assets of $3,242 million ($1,974 million adjusted for currency) was driven by:

Management Discussion – (continued)

•         An increase of $2,300 million in goodwill ($1,902 million adjusted for currency) and $886 million in net intangible assets driven by acquisitions; and

•         An increase in retirement plans assets of $598 million ($562 million adjusted for currency) driven by the expected returns on plan assets; partially offset by

•         A decrease of $748 million in long-term financing receivables ($1,022 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

       Long-term debt increased $6,826 million ($6,433 million adjusted for currency) from the year-end balance primarily driven by:

•         Issuances of $7,960 million; partially offset by

•         Reclassification to short term debt of $1,771 million to reflect upcoming maturities.

       The increase in noncurrent liabilities (excluding debt) of $491 million (a decrease of $489 million adjusted for currency) was driven by:

•        An increase in retirement and nonpension postretirement liabilities of $436 million driven by a currency impact of $534 million.

Debt

       The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Total company debt	$45,557	$39,890
Total Global Financing segment debt	$26,782	$27,205
Debt to support external clients	23,225	23,934
Debt to support internal clients	3,558	3,271
Non-Global Financing debt	$18,774	$12,684

       Total debt of $45,557 million was up $5,667 million from December 31, 2015, consistent with the increase in the cash balance over that period, driven by the timing of the company’s current year term debt issuances.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Technology Services & Cloud Platforms, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Technology Services & Cloud Platforms assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 69.

       Non-Global Financing debt of $18,774 million was up $6,090 million from December 31, 2015 and up $6,269 million from the first quarter of 2015.

       Given the significant leverage, the company presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 62.2 percent at March 31, 2016 compared to 54.3 percent at December 31, 2015 and 59.4 percent at March 31, 2015.

       Consolidated debt-to-capitalization ratio at March 31, 2016 was 75.1 percent versus 73.4 percent at December 31, 2015 and 75.9 percent at March 31, 2015.

Management Discussion – (continued)

Equity

       Total equity increased by $649 million from December 31, 2015 as a result of an increase in retained earnings of $764 million, an increase in retirement-related pension amounts of $335 million and an increase of $505 million related to currency translation, partially offset by an increase in treasury stock of $886 million primarily due to common stock repurchases.

Looking Forward

      The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of major shifts occurring in technology, business and the global economy.

Within the IT industry, there are major shifts occurring—driven by data and analytics, cloud and changes in the ways individuals and enterprises are engaging. In January 2016, to support this ongoing transformation, the company made a number of changes to its management system and organizational structure.  In February, the company met with investors to discuss the progress of the transformation, and detailed how IBM is becoming more than a hardware, software and services company; it is emerging as a cognitive solutions and cloud platform company.

In the first quarter of 2016, the company had continued strong performance in its strategic imperatives that are focused on these market shifts. The company’s strategic imperatives - cloud, analytics, mobile, social and security solutions revenue grew 14 percent year to year as reported and 17 percent adjusted for currency. Over the past 12 months, the strategic imperatives generated $29.8 billion in revenue, which represents approximately 37 percent of the company’s total revenue, an increase of 2 points from full-year 2015. In the first quarter, the company continued to take significant actions to drive the shift towards its strategic imperatives with targeted investments, including acquisitions in Cognitive Solutions and GBS, as well as taking actions to transform the workforce and accelerate the move away from non-strategic areas. While these actions impacted profit and margins in the first quarter, they improve the position for the future.

The company’s strategic direction is clear and compelling, and the company continues its shift to the higher value areas of enterprise IT. The strong revenue growth in the strategic imperatives confirms that, as does the overall profitability of the business. The company expects revenue from its strategic imperatives to continue to deliver strong growth. These offerings are as high value as other parts of the business, which continue to manage clients’ most critical business processes. In addition, the company expects to continue to allocate its capital efficiently and effectively to investments, and to return value to its shareholders through a combination of dividends and share repurchases. Over the longer term, in consideration of the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher value business mix, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization in the 90’s percent range.

In the near term, there are a few dynamics that are inconsistent with that longer term trajectory. Specifically, in 2016, the company will be continuing to manage and drive the ongoing transformation of the business. As an example, GBS continues its transition, with strong growth in strategic imperatives offset by declines in the more traditional areas. The company will continue to engineer this shift. The company expects a continued impact to its software transaction revenue growth, as many of its largest customers continue to utilize the flexibility that the company has provided, as they commit to the company’s platform for the longer term. In addition, while the company is fully participating in the shift to cloud, the margins in that business are impacted by the level of investment the company is making, and the fact that the business is not yet at scale.

The company continues to expect a significant impact to profit from currency in 2016 due to year-to-year impacts from hedging. The company previously reported a full-year expectation of $1.3 billion of negative profit impact (or $1.00 of earnings per share) from currency. At mid-April 2016 spot rates, modest improvement over previous expectations could result.

Overall, looking forward, the company expects to continue to grow in many areas of the business, including continued strong growth in the strategic imperatives. Recent acquisitions are beginning to contribute to revenue and while they impact profit negatively initially, the acquisitions will provide profit contribution over time. The company will continue to invest at a high level, shifting to areas that have the best opportunity. Many of the capabilities being built are cloud-based and delivered as a service. This profile and level of investment will impact margin in the short-term, but achieve the company’s long-term strategy and profit model. In January 2016, the company provided expectations for the year that it would acquire key capabilities, rebalance its workforce, resolve various matters including tax matters, and return value to shareholders. This was

Management Discussion – (continued)

all taken into account in the full-year view of earnings per share. With the successful resolution of a significant tax matter and large workforce rebalancing action, the company made significant progress in the first quarter. Overall, the company now expects GAAP earnings per share from continuing operations for 2016 to be at least $12.35. The company continues to expect operating (non-GAAP) earnings per share to be at least $13.50, which excludes acquisition-related charges of $0.76 per share and non-operating retirement-related items of $0.39 per share. For the first half of 2016, the company expects operating (non-GAAP) earnings per share to be between 38 and 39 percent of the full year expectation.

As the company continues to build new businesses in areas such as Watson Health and Watson IoT, this requires different skills and in different locations. The first quarter workforce rebalancing actions are about transforming the workforce. Savings from the $1 billion of workforce actions are expected to be approximately $500 million or slightly more in 2016 and close to $2 billion on an annualized basis.

From a segment perspective, in the first quarter, mainframe revenues decreased consistent with product cycle dynamics. Mainframe margins are expected to improve in 2016 in line with that cycle. Services backlog declined slightly to $122.4 billion with decreased signings in the quarter. Both Technology Services & Cloud Platforms and GBS expect to continue to move clients into hybrid environments. GBS gross margins declined in the quarter, aligned with the shift to higher value services, which has a near term impact on margin. Under the new segment structure, software value has been integrated into three of the segments: Cognitive Solutions, Technology Services & Cloud Platforms, and Systems. The software annuity base continued to grow with steady renewal rates and growth in the Software-as-a-Service business. As expected, transactional mix was not as impactful in the first quarter of 2016 as it was in the fourth quarter of 2015. The company expects acquisitions to drive improvement in the software revenue trajectory in 2016.

Free cash flow realization, defined as free cash flow to income from continuing operations (GAAP), was 98 percent as reported in 2015 and is expected to remain in the 90’s percent level in 2016. At the profit level associated with the earnings per share expectations, this translates to a free cash flow range of $11 billion to $12 billion in 2016. The company now expects free cash flow for 2016 at the high end of that range at the expected profit level.

Looking forward to the second quarter of 2016, the company expects the typical seasonal increase in profit improvement from the first to second quarter, with further improvement as a result of significant first quarter charges for workforce rebalancing, real estate actions, and actions in Latin America. The company will have partially offsetting impacts as a result of acquisitions, and quarter-to-quarter impact from currency hedges. As a result, the company expects approximately $2 billion of improvement in pre-tax profit from first to second quarter 2016.

The company expects, in the normal course of business, that its operating (non-GAAP) tax rate will be 19 percent, plus or minus a couple of percentage points, for 2016. The GAAP tax rate is expected to be approximately 1 point lower. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

The company expects 2016 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $600 million compared to 2015. This estimate reflects current pension plan assumptions at December 31, 2015. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.4 billion, a decrease of approximately $100 million versus 2015. Non-operating retirement-related plan cost is expected to be approximately $500 million, a decrease of approximately $500 million compared to 2015, driven by decreased recognized actuarial losses and the Spanish pension litigation impacts in 2015. Contributions for all retirement-related plans are expected to be approximately $2.6 billion in 2016, approximately flat compared to 2015.

The company uses December 31 as the year-end measurement date for all its retirement-related plans. If a significant event, such as curtailment occurs, a remeasurement would be performed. No curtailment gains or losses were recorded as of March 31, 2016 and the company continues to evaluate the impact of actions on its worldwide postretirement defined benefit plans.

Currency Rate Fluctuations

       Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At March 31, 2016, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2015. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

Management Discussion – (continued)

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

       The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple constant currency mathematical translation of local currency results using the comparable prior period’s currency conversion rate. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first three months of 2016. Based on the currency rate movements in the first three months of 2016, total revenue decreased 4.6 percent as reported and decreased 2.0 percent at constant currency versus the first three months of 2015. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $20 million in the first three months of 2016 on both an as-reported basis and an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $175 million in the first three months of 2015 on an as-reported basis and a decrease of approximately $320 million on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

       For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

       The company continues to monitor the economic conditions in Venezuela. In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the SIMADI rate with DICOM, which is expected to be a floating exchange rate. The company recorded a pre-tax loss of $43 million in the first quarter of 2016 in other (income) and expense in the Consolidated Statement of Earnings as a result of the elimination of SICAD and devaluation in the new exchange. The company's net assets denominated in local currency were $2 million at March 31, 2016. The company’s operations in Venezuela comprised less than 1 percent of total 2015 and 2014 revenue, respectively.

Liquidity and Capital Resources

      In the company’s 2015 Annual Report, on pages 61 to 64, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 61 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2016, those amounts are $5.6 billion for net cash from operating activities, $14.9 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

      The major rating agencies’ ratings on the company’s debt securities at March 31, 2016 appear in the table below. The agency ratings remain unchanged from December 31, 2015. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 21, 2015, March 30, 2016 and June 24, 2015, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2016, the fair value of those instruments that were in a liability position was $461 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

Management Discussion – (continued)

	STANDARD	MOODY'S
	AND	INVESTORS	FITCH
	POOR'S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

      The table appearing on page 62 of the company’s 2015 Annual Report presents the format in which management reviews cash flows for each of the past five years and is accompanied by a description of the way cash flow is managed, measured and reviewed. The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 59. The following is management’s view of cash flows for the first three months of 2016 and 2015 prepared in a manner consistent with the table and description on pages 62 and 63 of the company’s 2015 Annual Report.

(Dollars in millions)
For the three months ended March 31:	2016	2015
Net cash from operating activities per GAAP	$5,645	$3,610
Less: the change in Global Financing receivables	2,378	1,605
Net cash from operating activities, excluding Global Financing receivables	3,266	2,004
Capital expenditures, net	(971)	(923)
Free cash flow	2,295	1,081
Acquisitions	(2,590)	(148)
Divestitures	47	19
Share repurchases	(939)	(1,165)
Dividends	(1,250)	(1,088)
Non-Global Financing debt	5,871	361
Other (includes Global Financing receivables and Global Financing debt)	3,239	1,266
Change in cash, cash equivalents and short-term marketable securities	$6,674	$327

        Free cash flow of $2.3 billion for the first three months of 2016 increased $1.2 billion year to year. The increase was driven primarily by a refund of previously paid taxes in Japan of $1.0 billion and a year-to-year decline in U.S. income tax payments of $0.9 billion; partially offset by a decline in cash sourced from sales cycle working capital ($0.4 billion). Net capital expenditures of $1.0 billion were essentially flat year to year, with continued investment in cloud capacity. In the first three months of 2016, the company continued to focus its cash utilization on returning value to shareholders including $1.2 billion in dividends and $0.9 billion in gross common stock repurchases.

       Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s 2015 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $500 million in 2016. Contributions related to all retirement-related plans are expected to be approximately $2.6 billion in 2016. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Management Discussion – (continued)

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

Results of Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
External revenue	$410	$461
Internal revenue	486	586
Total revenue	896	1,048
Cost	272	342
Gross profit	$624	$706
Gross profit margin	69.6%	67.4%
Pre-tax income	$386	$515
After-tax income	$261	$345
Return on equity*	28.2%	35.6%

* See page 69 for the details of the return on equity calculation.

       The decrease in revenue in the first quarter, as compared to the same period in 2015, was due to:

•         A decline in internal revenue of 17.1 percent, due to decreases in used equipment sales revenue (down 18.6 percent to $402 million) and financing revenue (down 9.0 percent to $85 million); and

•         A decline in external revenue of 11.2 percent as reported (6.4 percent adjusted for currency), due to a decrease in financing revenue (down 14.0 percent to $318 million).

       The decreases in external and internal financing revenue in the first quarter of 2016, compared to the same period in 2015, were due to lower asset yields and a decrease in the average asset balance.

       Global Financing gross profit decreased 11.6 percent in the first quarter of 2016, compared to the same period in 2015, due to decreases in used equipment sales gross profit and financing gross profit. The gross profit margin increased 2.3 points in the first quarter of 2016, compared to the same period in 2015, due to an increase in the financing margin.

       Global Financing pre-tax income decreased 25.0 percent to $386 million in the first quarter of 2016, compared to the same period in 2015, due to a lower gross profit ($82 million) as well as increases in financing receivables provisions ($24 million) and in selling, general and administrative expenses ($24 million). The increase in financing receivables provisions was due to higher unallocated reserve requirements primarily in Brazil, partially offset by lower specific reserve requirements in the current year.

      The decrease in return on equity in the first quarter of 2016, compared to the same period of 2015, was due to the decrease in net income, partially offset by the decrease in equity.

Management Discussion – (continued)

Financial Position

Balance Sheet
	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Cash and cash equivalents	$1,662	$1,555
Net investment in sales-type and direct financing leases	7,533	7,594
Equipment under operating leases — external clients (1)	597	605
Client loans	11,512	12,525
Total client financing assets	19,641	20,725
Commercial financing receivables	6,905	8,948
Intercompany financing receivables (2) (3)	4,358	4,245
Other receivables	346	308
Other assets	457	378
Total assets	$33,369	$36,157
Intercompany payables (2)	$1,048	$3,089
Debt (4)	26,782	27,205
Other liabilities	1,870	2,134
Total liabilities	29,701	32,428
Total equity	3,669	3,729
Total liabilities and equity	$33,369	$36,157

(1) Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company's product divisions which is eliminated in IBM's consolidated results.

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

Sources and Uses of Funds

       The primary use of funds in Global Financing is to originate client and commercial financing assets. Client financing assets for end users consist primarily of IBM systems, software and services, but also OEM equipment, software and services to meet IBM clients’ total solutions requirements. Client financing assets are primarily sales-type, direct financing and operating leases for systems products, as well as loans and installment payment plans for systems, software and services, with terms up to seven years. Global Financing’s client loans and installment payment plans are primarily for software and services and are unsecured. These agreements are subjected to credit analysis to evaluate the associated risk and, when deemed necessary, actions are taken to mitigate risks, which include covenants to protect against credit deterioration during the life of the obligation.

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

        In addition to the actions previously described, the company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

       At March 31, 2016, substantially all financing assets were IT related assets, and approximately 51 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The reduction in investment grade year to year (4 points) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

Management Discussion – (continued)

Additionally, as noted above, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 14 points to 65 percent.

Originations

The following are total financing originations:

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Client financing	$2,546	$3,004
Commercial financing	9,323	8,828
Total	$11,869	$11,831

      Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first quarter of 2016 and 2015 which resulted in a net decline in financing assets in these periods. The increase in originations in 2016 versus 2015 was due to an increase in commercial financing volumes. Internal loan financing with Technology Services & Cloud Platforms is executed under a loan facility and is not considered originations.

        Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

       The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At March 31,	At December 31,
(Dollars in millions)	2016	2015
Gross financing receivables	$26,095	$29,086
Specific allowance for credit losses	527	517
Unallocated allowance for credit losses	155	93
Total allowance for credit losses	681	610
Net financing receivables	$25,413	$28,475
Allowance for credit losses coverage	2.6%	2.1%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2016	Used*	(Reductions)	Other**	March 31, 2016
$610	$(19)	$76	$14	$681

* Represents reserved receivables, net of recoveries, that were written off during the period.
** Primarily represents translation adjustments.

       The percentage of Global Financing receivables reserved increased from 2.1 percent at December 31, 2015, to 2.6 percent at March 31, 2016, primarily due to an increase in unallocated reserve requirements. Unallocated reserves increased 66 percent from $93 million at December 31, 2015, to $155 million at March 31, 2016, primarily due to Brazil. Specific reserves increased 2 percent from $517 million at December 31, 2015, to $527 million at March 31, 2016.

       Global Financing’s bad debt expense was $76 million for the first three months ended March 31, 2016, compared to $52 million for the same period in 2015. The year-to-year increase in bad debt expense was due to higher unallocated reserve requirements in Brazil driven by deteriorating economic conditions, partially offset by lower specific reserve requirements in China.

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

      Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned at the end of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 55.1 percent in the first quarter of 2016, and 55.9 percent in the first quarter of 2015. The gross profit margins on these sales were 63.8 percent and 63.6 percent in the first quarter of 2016 and 2015, respectively.

       The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2016 and March 31, 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2016 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $91 million and $101 million for the financing transactions originated during the quarters ended March 31, 2016 and 2015, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $39 million and $50 million for the financing transactions originated during the quarters ended March 31, 2016 and 2015, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $3 million and $8 million for the financing transactions originated in the quarters ended March 31, 2016 and 2015, respectively. The cost of guarantees was $0.3 million and $0.8 million for the quarters ended March 31, 2016 and 2015, respectively.

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	March 31, 2016 Balance
	January 1,	March 31,				2019 and
(Dollars in millions)	2016	2016	2016	2017	2018	Beyond
Sales-type and direct financing
leases	$645	$627	$123	$161	$198	$145
Operating leases	144	140	56	46	25	13
Total unguaranteed residual
value	$789	$767	$179	$207	$223	$158
Related original amount
financed	$14,223	$14,147
Percentage	5.6%	5.4%

Debt
	At March 31,	At December 31,
	2016	2015
Debt-to-equity ratio	7.3x	7.3x

        The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the

Management Discussion – (continued)

intercompany loans are set by the company to substantially match the term and currency underlying the financing receivable and are based on arm's-length pricing.

       Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 65 and in “Segment Information” on page 27.

       In the company’s Consolidated Statement of Earnings, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

       The following table provides additional information on total company debt. In this table, intercompany activity includes internal loans and leases at arm’s-length pricing in support of long-term services contracts and other internal activity. The company believes these assets should be appropriately leveraged in line with the overall Global Financing business model.

(Dollars in millions)	At March 31, 2016		At December 31, 2015
Global Financing Segment		$26,782		$27,205
Debt to support external clients	$23,225		$23,934
Debt to support internal clients	3,558		3,271
Non-Global Financing Segments		18,774		12,684
Debt supporting operations	22,332		15,955
Intercompany activity	(3,558)		(3,271)
Total company debt		$45,557		$39,890

Liquidity and Capital Resources

       Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Return on Equity

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Numerator
Global Financing after-tax income*	$261	$345
Annualized after-tax income (1)	$1,042	$1,382
Denominator
Average Global Financing equity (2)**	$3,698	$3,881
Global Financing return on equity (1)/(2)	28.2%	35.6%

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

Management Discussion – (continued)

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

Management Discussion – (continued)

GAAP Reconciliation

       The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Snapshot” section on page 43 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$8,686	$112		$79		$8,877
Gross profit margin	46.5%	0.6	pts.	0.4	pts.	47.5%
S,G&A	$6,012	$(67)		$(55)		$5,890
R,D&E	1,458	—		(9)		1,449
Other (income) and expense	253	(6)		—		247
Total expense and other (income)	7,652	(73)		(63)		7,516
Pre-tax income from continuing operations	1,034	185		142		1,361
Pre-tax margin from continuing operations	5.5%	1.0	pts.	0.8	pts.	7.3%
Provision for/(benefit from) income taxes*	$(983)	$47		$27		$(909)
Effective tax rate	(95.1)%	18.2	pts.	13.8	pts.	(66.8)%
Income from continuing operations	$2,016	$138		$115		$2,270
Income margin from continuing operations	10.8%	0.7	pts.	0.6	pts.	12.1%
Diluted earnings per share from
continuing operations	$2.09	$0.14		$0.12		$2.35

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,452	$91		$121		$9,664
Gross profit margin	48.2%	0.5	pts.	0.6	pts.	49.3%
S,G&A	$5,362	$(79)		$(308)		$4,975
R,D&E	1,298	—		(13)		1,285
Other (income) and expense	(143)	0		—		(143)
Total expense and other (income)	6,451	(79)		(321)		6,051
Pre-tax income from continuing operations	3,001	170		442		3,612
Pre-tax margin from continuing operations	15.3%	0.9	pts.	2.3	pts.	18.4%
Provision for income taxes*	$585	$28		$109		$722
Effective tax rate	19.5%	(0.2)	pts.	0.7	pts.	20.0%
Income from continuing operations	$2,415	$142		$333		$2,890
Income margin from continuing operations	12.3%	0.7	pts.	1.7	pts.	14.8%
Diluted earnings per share from
continuing operations	$2.44	$0.14		$0.33		$2.91

* The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

Forward-Looking and Cautionary Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and client spending budgets; the company's failure to meet growth and productivity objectives; a failure of the company's innovation initiatives; risks from investing in growth opportunities; failure of the company's intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company's pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key personnel and its reliance on critical skills; impacts of relationships with critical suppliers; product quality issues; impacts of business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels and ecosystems; the company’s ability to successfully manage acquisitions, alliances and dispositions; risks from legal proceedings; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

       Refer to note 12, “Contingencies,” on pages 38 to 40 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

       The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2016.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
January 1, 2016 - January 31, 2016	5,127,561	$128.49	5,127,561	$4,904,554,402

February 1, 2016 - February 29, 2016	749,042	$127.20	749,042	$4,809,279,365

March 1, 2016 - March 31, 2016	762,679	$143.31	762,679	$4,699,982,264

Total	6,639,282	$130.04	6,639,282

* On October 28, 2014, the Board of Directors authorized $5.0 billion in funds for use in the company’s common stock repurchase program. On October 27, 2015 the Board of Directors authorized an additional $4.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

10.1	Terms and Conditions of IBM LTPP Equity Awards, effective June 8, 2016.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

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

Date: April 26, 2016
	By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller