Form 10-Q
period 2016-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2016-07-26
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2016

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

The registrant had 955,844,217 shares of common stock outstanding at June 30, 2016.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2016	2015	2016	2015
Revenue:
Services	$13,018	$12,597	$25,409	$24,963
Sales	6,792	7,733	12,671	14,489
Financing	429	484	843	950
Total revenue	20,238	20,813	38,923	40,403
Cost:
Services	8,691	8,431	17,074	16,709
Sales	1,582	1,726	2,960	3,351
Financing	263	266	501	501
Total cost	10,536	10,423	20,535	20,561
Gross profit	9,702	10,390	18,388	19,842
Expense and other (income):
Selling, general and administrative	5,349	5,179	11,361	10,541
Research, development and engineering	1,465	1,300	2,923	2,598
Intellectual property and custom development income	(365)	(128)	(582)	(301)
Other (income) and expense	37	(301)	289	(444)
Interest expense	167	115	315	223
Total expense and other (income)	6,653	6,165	14,306	12,617
Income from continuing operations before income taxes	3,049	4,224	4,082	7,225
Provision for/(benefit from) income taxes	544	698	(439)	1,283
Income from continuing operations	$2,505	$3,526	$4,521	$5,942
Loss from discontinued operations, net of tax	0	(77)	(3)	(165)
Net income	$2,504	$3,449	$4,518	$5,777
Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.61	$3.58	$4.69	$6.01
Discontinued operations	0.00	(0.08)	0.00	(0.17)
Total	$2.61	$3.50	$4.69	$5.84
Basic:
Continuing operations	$2.62	$3.59	$4.71	$6.03
Discontinued operations	0.00	(0.08)	0.00	(0.17)
Total	$2.62	$3.51	$4.71	$5.86
Weighted-average number of common shares outstanding: (millions)
Assuming dilution	960.5	986.7	962.4	989.5
Basic	957.4	982.3	959.5	985.2
Cash dividend per common share	$1.40	$1.30	$2.70	$2.40

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net income	$2,504	$3,449	$4,518	$5,777
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(248)	102	(10)	(350)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	1	(15)	(35)	17
Reclassification of (gains)/losses to net income	0	0	37	0
Total net changes related to available-for-sale securities	1	(15)	2	16
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	9	(187)	(256)	432
Reclassification of (gains)/losses to net income	102	(321)	11	(570)
Total unrealized gains/(losses) on cash flow hedges	111	(508)	(245)	(138)
Retirement-related benefit plans:
Prior service costs/(credits)	—	1	—	6
Net (losses)/gains arising during the period	78	93	(68)	16
Curtailments and settlements	10	3	14	7
Amortization of prior service (credits)/costs	(27)	(25)	(53)	(51)
Amortization of net (gains)/losses	693	821	1,383	1,656
Total retirement-related benefit plans	754	894	1,277	1,635
Other comprehensive income/(loss), before tax	617	472	1,023	1,163
Income tax (expense)/benefit related to items of other comprehensive income	(223)	(62)	(21)	(719)
Other comprehensive income/(loss)	394	411	1,002	444
Total comprehensive income/(loss)	$2,899	$3,860	$5,520	$6,221

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$10,017	$7,686
Marketable securities	600	508
Notes and accounts receivable - trade (net of allowances of $352 in 2016 and $367 in 2015)	8,782	8,333
Short-term financing receivables (net of allowances of $526 in 2016 and $490 in 2015)	16,635	19,020
Other accounts receivable (net of allowances of $58 in 2016 and $51 in 2015)	1,130	1,201
Inventories, at lower of average cost or market:
Finished goods	414	352
Work in process and raw materials	1,271	1,199
Total inventories	1,685	1,551
Prepaid expenses and other current assets	4,676	4,205
Total current assets	43,524	42,504
Property, plant and equipment	30,136	29,342
Less: Accumulated depreciation	19,044	18,615
Property, plant and equipment — net	11,092	10,727
Long-term financing receivables (net of allowances of $142 in 2016 and $118 in 2015)	9,267	10,013
Prepaid pension assets	2,957	1,734
Deferred taxes	4,387	4,822
Goodwill	36,422	32,021
Intangible assets — net	5,148	3,487
Investments and sundry assets	5,259	5,187
Total assets	$118,056	$110,495

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Liabilities:
Current liabilities:
Taxes	$2,275	$2,847
Short-term debt	4,887	6,461
Accounts payable	5,484	6,028
Compensation and benefits	3,950	3,560
Deferred income	11,508	11,021
Other accrued expenses and liabilities	5,480	4,353
Total current liabilities	33,585	34,269
Long-term debt	39,638	33,428
Retirement and nonpension postretirement benefit obligations	16,723	16,504
Deferred income	3,837	3,771
Other liabilities	8,385	8,099
Total liabilities	102,167	96,071
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	53,565	53,262
Shares authorized: 4,687,500,000
Shares issued:2016 - 2,224,090,577
2015 - 2,221,223,449
Retained earnings	148,071	146,124
Treasury stock - at cost	(157,298)	(155,518)
Shares:2016 - 1,268,246,360
2015 - 1,255,494,724
Accumulated other comprehensive income/(loss)	(28,604)	(29,607)
Total IBM stockholders’ equity	15,733	14,262
Noncontrolling interests	156	162
Total equity	15,889	14,424
Total liabilities and equity	$118,056	$110,495

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income	$4,518	$5,777
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,382	1,335
Amortization of intangibles	745	594
Stock-based compensation	261	257
Net (gain)/loss on asset sales and other	167	152
Loss on Microelectronics business disposal	—	37
Changes in operating assets and liabilities, net of acquisitions/divestitures	2,015	(659)
Net cash provided by operating activities	9,088	7,494

Cash flows from investing activities:
Payments for property, plant and equipment	(1,826)	(1,722)
Proceeds from disposition of property, plant and equipment	172	182
Investment in software	(295)	(290)
Acquisition of businesses, net of cash acquired	(5,405)	(708)
Divestitures of businesses, net of cash transferred	35	81
Non-operating finance receivables — net	1,127	1,338
Purchases of marketable securities and other investments	(2,386)	(1,716)
Proceeds from disposition of marketable securities and other investments	2,028	1,464
Net cash used in investing activities	(6,550)	(1,371)

Cash flows from financing activities:
Proceeds from new debt	8,263	2,765
Payments to settle debt	(3,425)	(4,463)
Short-term borrowings/(repayments) less than 90 days — net	(909)	177
Common stock repurchases	(1,775)	(2,303)
Common stock transactions — other	115	221
Cash dividends paid	(2,590)	(2,366)
Net cash used in financing activities	(322)	(5,970)

Effect of exchange rate changes on cash and cash equivalents	114	(236)
Net change in cash and cash equivalents	2,330	(83)

Cash and cash equivalents at January 1	7,686	8,476
Cash and cash equivalents at June 30	$10,017	$8,393

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2016	$53,262	$146,124	$(155,518)	$(29,607)	$14,262	$162	$14,424
Net income plus other comprehensive income/(loss)
Net income		4,518			4,518		4,518
Other comprehensive income/(loss)				1,002	1,002		1,002
Total comprehensive income/(loss)					$5,520		$5,520
Cash dividends paid — common stock		(2,590)			(2,590)		(2,590)
Common stock issued under employee plans (2,867,128 shares)	321				321		321
Purchases (769,837 shares) and sales (323,578 shares) of treasury stock under employee plans — net		16	(71)		(56)		(56)
Other treasury shares purchased, not retired (12,305,377 shares)			(1,709)		(1,709)		(1,709)
Changes in other equity	(18)	2			(16)		(16)
Changes in noncontrolling interests						(6)	(6)
Equity - June 30, 2016	$53,565	$148,071	$(157,298)	$(28,604)	$15,733	$156	$15,889

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other comprehensive income/(loss)
Net income		5,777			5,777		5,777
Other comprehensive income/(loss)				444	444		444
Total comprehensive income/(loss)					$6,221		$6,221
Cash dividends paid — common stock		(2,366)			(2,366)		(2,366)
Common stock issued under employee plans (3,929,697 shares)	395				395		395
Purchases (931,120 shares) and sales (475,037 shares) of treasury stock under employee plans — net		14	(91)		(77)		(77)
Other treasury shares purchased, not retired (14,467,545 shares)			(2,356)		(2,356)		(2,356)
Changes in other equity	(2)				(2)		(2)
Changes in noncontrolling interests						8	8
Equity - June 30, 2015	$53,059	$141,218	$(153,162)	$(27,432)	$13,684	$153	$13,837

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to the company’s recast 2015 Annual Report on Form 8-K, dated June 13, 2016, pages 48 to 51, for a discussion of the company’s critical accounting estimates.

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

In January 2016, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the Consolidated Financial Statements. Refer to note 6, “Segments,” on pages 27 to 29 for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company filed a recast 2015 Annual Report in a Form 8-K on June 13, 2016 to recast its historical segment information to reflect these changes.

In the first quarter of 2016, the company classified certain properties, primarily office space, as held for sale. As a result of the company’s reassessment of its real estate portfolio, certain properties were approved for sale and are being actively marketed. The sales are expected to be completed within twelve months from the date of classification as held for sale. A pre-tax impairment charge of $252 million was recorded to other income (expense) related to the applicable land, buildings and furniture and fixtures as of March 31, 2016. The pre-tax charge reflected the difference between the net book value and the fair value (estimated proceeds) less the estimated costs to sell the properties. The fair value of these assets is not material.

In the first quarter of 2016, the company reported a benefit from income taxes of $983 million, and its effective tax rate was (95.1) percent, primarily driven by the resolution of a long-standing non-U.S. tax matter in February 2016. For the six months ended June 30, 2016, the company’s benefit from income taxes is $439 million and its effective tax rate is (10.8) percent. See Taxes on page 71 for additional information.

Noncontrolling interest amounts of $3.0 million and $2.4 million, net of tax, for the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $3.5 million, net of tax, for the six months ended June 30, 2016 and 2015, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2015 Annual Report and Form 8-K dated June 13, 2016.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance for credit impairment based on an expected loss rather than incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020 with a one year early adoption permitted. The company is evaluating the impact of the new guidance and the effective date.

Notes to Consolidated Financial Statements — (continued)

In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective January 1, 2017 and early adoption is permitted. The impact of the guidance could result in increased volatility of the company’s provision for income taxes and earnings per share in the Consolidated Statement of Earnings, depending on the company’s share price at exercise or vesting of share-based awards compared to grant date. The standard is not expected to have a material impact upon adoption.

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of residual value guarantee insurance in the capital lease test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The company is currently evaluating the impact of the new guidance and the effective date. The company’s operating lease commitments were $6.4 billion at December 31, 2015, and in 2015, the use of residual value guarantee insurance resulted in the company recognizing $608 million of sales-type lease revenue that would otherwise have been recognized as operating lease revenue over the lease term.

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

In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective January 1, 2016 with early adoption permitted. The company adopted the guidance in the fourth quarter of 2015 on a retrospective basis. The company had debt issuance costs of $90 million and $74 million at June 30, 2016 and December 31, 2015, respectively. Debt issuance costs were previously included in investments and sundry assets in the Consolidated Statement of Financial Position.

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

Notes to Consolidated Financial Statements — (continued)

impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described above.

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. During the six months ended June 30, 2016, the company recorded an impairment on certain assets that are classified as held for sale. See note 1, “Basis of Presentation,” for additional information. There were no material impairments of non-financial assets for the six months ended June 30, 2015.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

(Dollars in millions)
At June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$3,198	$—	$3,198
Commercial paper	—	—	—	—
Money market funds	2,141	—	—	2,141
U.S. government securities	—	1,500	—	1,500
Canadian government securities	—	462	—	462
Total	2,141	5,160	—	7,301	(6)
Debt securities - current (2)	—	599	—	599	(6)
Debt securities - noncurrent (3)	1	7	—	9
Available-for-sale equity investments (3)	11	—	—	11
Derivative assets (4)
Interest rate contracts	—	1,015	—	1,015
Foreign exchange contracts	—	258	—	258
Equity contracts	—	11	—	11
Total	—	1,284	—	1,284	(7)
Total assets	$2,153	$7,051	$—	$9,204	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$406	$—	$406
Equity contracts	—	8	—	8
Total liabilities	$—	$414	$—	$414	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S. government securities, time deposits and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2016 were $262 million and $1,022 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2016 were $374 million and $40 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $280 million.

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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2016 and the year ended December 31, 2015.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2016 and December 31, 2015, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $39,638 million and $33,428 million, and the estimated fair value was $42,506 million and $35,220 million at June 30, 2016 and December 31, 2015, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2016:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$6	$3	$—	$9
Available-for-sale equity investments(1)	$2	$9	$0	$11

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2015:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$186	$6	$0	$192

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

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2016	2015
Proceeds	$1	$1
Gross realized gains (before taxes)	0	0
Gross realized losses (before taxes)	0	0

(Dollars in millions)
For the six months ended June 30:	2016	2015
Proceeds	$149	$6
Gross realized gains (before taxes)	0	1
Gross realized losses (before taxes)	37	0

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the three months ended June 30:	2016	2015
Net unrealized gains/(losses) arising during the period	$1	$(10)
Net unrealized (gains)/losses reclassified to net income*	0	0

*There were no writedowns for the three months ended June 30, 2016 and 2015, respectively.

(Dollars in millions)
For the six months ended June 30:	2016	2015
Net unrealized gains/(losses) arising during the period	$(22)	$10
Net unrealized (gains)/losses reclassified to net income*	23	0

* There were no writedowns for the six months ended June 30, 2016 and 2015, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2016.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2016 and December 31, 2015 was $99 million and $28 million, respectively, for which no collateral was posted at June 30, 2016 and December 31, 2015. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of June 30, 2016 and December 31, 2015 was $1,284 million and $994 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $280 million and $139 million at June 30, 2016 and December 31, 2015, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2016 and December 31, 2015, this exposure was reduced by $230 million and $90 million of cash collateral, and $96 million and $40 million of non-cash collateral in U.S. Treasury securities, respectively, received by the company. At June 30, 2016 and December 31, 2015, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $678 million and $726 million, respectively.  At June 30, 2016 and December 31, 2015, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $134 million and $47 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2016 or December 31, 2015 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation

Notes to Consolidated Financial Statements — (continued)

to return cash collateral was $230 million and $90 million at June 30, 2016 and December 31, 2015, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2016 and December 31, 2015.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2016 and December 31, 2015, the total notional amount of the company’s interest rate swaps was $7.3 billion at both periods. The weighted-average remaining maturity of these instruments at June 30, 2016 and December 31, 2015 was approximately 6.7 years and 7.2 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, net gains of less than $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2016 and December 31, 2015, the total notional amount of derivative instruments designated as net investment hedges was $8.3 billion and $5.5 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2016 and December 31, 2015 was approximately 0.1 years and 0.2 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In

Notes to Consolidated Financial Statements — (continued)

anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At June 30, 2016 and December 31, 2015, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.1 billion and $8.2 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2016 and December 31, 2015 was 0.6 years and 0.7 years, respectively.

At June 30, 2016 and December 31, 2015, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $76 million and net gains of $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $118 million of losses and $121 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately nine years. At June 30, 2016 the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.4 billion. At December 31, 2015, no amounts were outstanding under this program.

At June 30, 2016 and December 31, 2015, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $24 million and net losses of $2 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $22 million of gains and less than $1 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $11.1 billion and $11.7 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.1 billion and $1.2 billion, respectively.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements — (continued)

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2016 and December 31, 2015.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2016 the company did not have any derivative instruments relating to this program outstanding. At December 31, 2015 the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of June 30, 2016 and December 31, 2015, as well as for the three and six months ended June 30, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of June 30, 2016 and December 31, 2015

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2016	12/31/2015	Classification	6/30/2016	12/31/2015
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$—	$—	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	1,015	656	Other liabilities	—	3
Foreign exchange contracts:	Prepaid expenses and other current assets	163	197	Other accrued expenses and liabilities	311	70
	Investments and sundry assets	7	5	Other liabilities	25	19

Fair value of derivative assets		$1,185	$858	Fair value of derivative liabilities	$335	$92

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$88	$90	Other accrued expenses and liabilities	$55	$75
	Investments and sundry assets	0	40	Other liabilities	15	—
Equity contracts:	Prepaid expenses and other current assets	11	6	Other accrued expenses and liabilities	8	19
	Investments and sundry assets	—	—	Other liabilities	—	—

Fair value of derivative assets		$99	$136	Fair value of derivative liabilities	$79	$94

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$827	$—
Long-term debt		N/A	N/A		$8,359	$7,945

Total		$1,284	$994		$9,600	$8,131

N/A-not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended June 30, 2016 and 2015

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in fair value hedges(5):
Interest rate contracts	Cost of financing	$77	$(78)	$(55)	$102
	Interest expense	88	(65)	(63)	86
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	184	(91)	N/A	N/A
Interest rate contracts	Other (income) and expense	0	(1)	N/A	N/A
Equity contracts	SG&A expense	21	(6)	N/A	N/A
	Other (income) and expense	0	2	N/A	N/A

Total		$370	$(238)	$(118)	$189

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2016	2015	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(7)	$0	$—	$—
Foreign exchange contracts	9	(187)	Other (income) and expense	(75)	221	(1)	3
			Cost of sales	(13)	58	—	—
			SG&A expense	(7)	42	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(247)	(175)	Interest expense	—	—	16	2

Total	$(238)	$(362)		$(102)	$321	$15	$5

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

(5)         For the three month periods ended June 30, 2016 and June 30, 2015, fair value hedges resulted in a gains of $1 million and a loss of $5 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the six months ended June 30, 2016 and 2015

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$213	$15	$(166)	$39
	Interest expense	236	13	(184)	32
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	305	(74)	N/A	N/A
Interest rate contracts	Other (income) and expense	0	(1)	N/A	N/A
Equity contracts	SG&A expense	43	18	N/A	N/A
	Other (income) and expense	(1)	3	N/A	N/A

Total		$796	$(26)	$(350)	$71

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the six months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing
ended June 30:	2016	2015	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(9)	$0	$—	$—
Foreign exchange contracts	(256)	432	Other (income) and expense	12	380	0	3
			Cost of sales	(10)	108	—	—
			SG&A expense	(3)	82	—	—
Instruments in net investment hedges(3):
Foreign exchange contracts	(940)	519	Interest expense	—	—	26	3

Total	$(1,197)	$951		$(11)	$570	$26	$6

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

(4)         For the six month periods ended June 30, 2016 and June 30, 2015, fair value hedges resulted in a gain of $3 million and a loss of $3 million in ineffectiveness, respectively.

For the three and six months ending June 30, 2016 and 2015, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Current:
Net investment in sales-type and direct financing leases	$3,089	$3,057
Commercial financing receivables	7,146	8,948
Client loan and installment payment receivables (loans)	6,400	7,015
Total	$16,635	$19,020
Noncurrent:
Net investment in sales-type and direct financing leases	$4,200	$4,501
Client loan and installment payment receivables (loans)	5,067	5,512
Total	$9,267	$10,013

Net investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $595 million and $645 million at June 30, 2016 and December 31, 2015, respectively, and is reflected net of unearned income of $546 million and $536 million, and net of allowance for credit losses of $222 million and $213 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $19 million both at June 30, 2016 and December 31, 2015, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan and installment payment receivables (loans), net of allowance for credit losses of $428 million and $377 million at June 30, 2016 and December 31, 2015, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

Client loan and installment payment financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $563 million and $545 million at June 30, 2016 and December 31, 2015, respectively.

The company did not have any financing receivables held for sale as of June 30, 2016 and December 31, 2015.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at June 30, 2016 and December 31, 2015. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At June 30, 2016	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,355	$1,478	$6,833
Loan receivables	9,077	2,817	11,894
Ending balance	$14,433	$4,294	$18,727
Collectively evaluated for impairment	$14,334	$3,829	$18,163
Individually evaluated for impairment	$99	$465	$564
Allowance for credit losses:
Beginning balance at January 1, 2016
Lease receivables	$25	$188	$213
Loan receivables	83	293	377
Total	$109	$481	$590
Write-offs	(3)	(25)	(27)
Provision	12	64	76
Other	3	8	11
Ending balance at June 30, 2016	$121	$528	$649
Lease receivables	$36	$186	$222
Loan receivables	$85	$343	$428

Collectively evaluated for impairment	$36	$82	$119
Individually evaluated for impairment	$85	$446	$531

(Dollars in millions)	Major	Growth
At December 31, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,517	$1,524	$7,041
Loan receivables	9,739	3,165	12,904
Ending balance	$15,256	$4,689	$19,945
Collectively evaluated for impairment	$15,180	$4,227	$19,406
Individually evaluated for impairment	$76	$462	$539
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(14)	(48)	(62)
Provision	20	122	141
Other	(8)	(43)	(51)
Ending balance at December 31, 2015	$109	$481	$590
Lease receivables	$25	$188	$213
Loan receivables	$83	$293	$377

Collectively evaluated for impairment	$43	$36	$79
Individually evaluated for impairment	$65	$445	$511

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

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements — (continued)

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Major markets	$1	$2
Growth markets	44	63
Total lease receivables	$45	$65

Major markets	$18	$13
Growth markets	121	91
Total loan receivables	$139	$104

Total receivables	$184	$168

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

The following tables present impaired client loan receivables.

	At June 30, 2016		At December 31, 2015
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$74	$70	$50	$47
Growth markets	319	302	297	284
Total	$393	$372	$347	$331

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2016:	Investment	Recognized	Cash Basis
Major markets	$70	$0	$—
Growth markets	307	0	—
Total	$377	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$51	$—	$—
Growth markets	341	0	—
Total	$392	$0	$—

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2016:	Investment	Recognized	Cash Basis
Major markets	$64	$0	$—
Growth markets	304	0	—
Total	$367	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$—	$—
Growth markets	327	0	—
Total	$379	$0	$—

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

The following tables present the gross recorded investment for each class of receivables, by credit quality indicator, at June 30, 2016 and December 31, 2015. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At June 30, 2016:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$490	$41	$831	$78
A1 – A3	1,235	136	2,093	260
Baa1 – Baa3	1,498	192	2,539	366
Ba1 – Ba2	1,213	359	2,055	684
Ba3 – B1	513	427	870	814
B2 – B3	372	213	631	407
Caa – D	35	109	59	209
Total	$5,355	$1,478	$9,077	$2,817

At June 30, 2016, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (36 percent), Government (14 percent), Manufacturing (14 percent), Services (10 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

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

At December 31, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (36 percent), Manufacturing (14 percent), Government (11 percent), Services (11percent), Retail (9 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Past Due Financing Receivables

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At June 30, 2016:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$7	$35	$5,314	$5,355	$106
Growth markets	24	144	1,310	1,478	73
Total lease receivables	$30	$179	$6,624	$6,833	$179

Major markets	$9	$39	$9,030	$9,077	$130
Growth markets	15	296	2,506	2,817	55
Total loan receivables	$24	$335	$11,536	$11,894	$185

Total	$54	$513	$18,160	$18,727	$364

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At December 31, 2015*:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$5	$33	$5,479	$5,517	$108
Growth markets	30	140	1,355	1,524	60
Total lease receivables	$35	$173	$6,834	$7,041	$168

Major markets	$7	$35	$9,696	$9,739	$134
Growth markets	31	309	2,825	3,165	86
Total loan receivables	$38	$344	$12,521	$12,904	$220

Total	$73	$517	$19,355	$19,945	$388

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

 *   Reclassified to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructurings

The company did not have any troubled debt restructurings during the six months ended June 30, 2016 and for the year ended December 31, 2015.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Cost	$23	$27	$44	$54
Selling, general and administrative	91	92	190	178
Research, development and engineering	14	12	27	26
Other (income) and expense*	—	0	—	(1)
Pre-tax stock-based compensation cost	128	131	261	257
Income tax benefits	(42)	(45)	(84)	(87)
Total net stock-based compensation cost	$86	$86	$176	$171

* Reflects the one-time effects related to divestitures.

Pre-tax stock-based compensation cost for the three months ended June 30, 2016 decreased $3 million compared to the corresponding period in the prior year. This was due to decreases related to restricted stock units ($9 million) and performance share units ($4 million); partially offset by increases related to the conversion of stock-based awards previously issued by acquired entities ($8 million) and stock option awards ($1 million).

Pre-tax stock-based compensation cost for the six months ended June 30, 2016 increased $3 million compared to the corresponding period in the prior year. This was due to increases related to the conversion of stock-based awards previously issued by acquired entities ($11 million), performance share units ($9 million) and stock option awards ($2 million); partially offset by a decrease related to restricted stock units ($20 million).

The amount of stock-based compensation cost included in discontinued operations, net of tax, was immaterial in all periods presented.

As of June 30, 2016, the total unrecognized compensation cost of $1,154 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

There was no significant capitalized stock-based compensation cost at June 30, 2016 and 2015.

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

In January 2016, the company made a number of changes to its organizational structure and management system consistent with its ongoing transformation to a cognitive solutions and cloud platform business. With these changes, the company updated its reportable segments. The company continues to have five reportable segments as follows:

The Cognitive Solutions segment includes solutions units that address many of the company’s strategic areas, including analytics, commerce and security, several of the new initiatives around Watson, Watson Health, Watson Internet of Things and Transaction Processing Software. The Technology Services & Cloud Platforms segment includes the company’s cloud infrastructure and platform capabilities, the previously reported Global Technology Services business and Integration Software. Operating Systems Software has been aligned with the underlying hardware platforms in the Systems segment. The Global Business Services and Global Financing segments remain unchanged.

The company also realigned a portion of its software support revenue, which was previously managed and reported in Integrated Technology Services within Global Technology Services, to the underlying software product areas.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions&
	Industry Services		Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended June 30, 2016:
External revenue	$4,675	$4,255	$8,857	$1,950	$424	$20,162
Internal revenue	594	103	156	206	502	1,561
Total revenue	$5,269	$4,359	$9,013	$2,156	$926	$21,723
Pre-tax income/(loss) from continuing operations	$1,451	$476	$1,279	$229	$467	$3,901
Revenue year-to-year change	4.4%	(2.6)%	(0.6)%	(21.0)%	(21.7)%	(3.5)%
Pre-tax income year-to-year change	(20.5)%	(26.1)%	(9.5)%	(57.5)%	(23.8)%	(22.5)%
Pre-tax income margin	27.5%	10.9%	14.2%	10.6%	50.5%	18.0%

For the three months ended June 30, 2015*:
External revenue	$4,516	$4,345	$8,898	$2,541	$478	$20,778
Internal revenue	532	130	173	189	704	1,728
Total revenue	$5,049	$4,475	$9,071	$2,730	$1,182	$22,506
Pre-tax income from continuing operations	$1,825	$643	$1,414	$538	$613	$5,033

Pre-tax income margin	36.1%	14.4%	15.6%	19.7%	51.9%	22.4%

* Recast to conform with 2016 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2016	2015*
Revenue:
Total reportable segments	$21,723	$22,506
Eliminations of internal transactions	(1,561)	(1,728)
Other revenue	76	35
Total consolidated revenue	$20,238	$20,813

Pre-tax income from continuing operations:
Total reportable segments	$3,901	$5,033
Amortization of acquired intangible assets	(265)	(160)
Acquisition-related (charges)/income	(23)	(7)
Non-operating retirement-related (costs)/income	(163)	(186)
Eliminations of internal transactions	(334)	(473)
Unallocated corporate amounts	(67)	18
Total pre-tax income from continuing operations	$3,049	$4,224

* Recast to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services		Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the six months ended June 30, 2016:
External revenue	$8,654	$8,387	$17,280	$3,626	$834	$38,781
Internal revenue	1,262	216	321	418	988	3,206
Total revenue	$9,916	$8,603	$17,602	$4,044	$1,822	$41,987
Pre-tax income/(loss) from continuing operations	$2,465	$665	$1,537	$218	$853	$5,739
Revenue year-to-year change	1.9%	(3.6)%	(1.1)%	(19.8)%	(18.3)%	(4.0)%
Pre-tax income year-to-year change	(26.5)%	(46.0)%	(39.6)%	(72.7)%	(24.4)%	(36.6)%
Pre-tax income margin	24.9%	7.7%	8.7%	5.4%	46.8%	13.7%

For the six months ended June 30, 2015*:
External revenue	$8,564	$8,663	$17,452	$4,683	$939	$40,301
Internal revenue	1,167	261	339	362	1,290	3,419
Total revenue	$9,731	$8,923	$17,791	$5,044	$2,229	$43,719
Pre-tax income from continuing operations	$3,353	$1,231	$2,544	$800	$1,128	$9,056

Pre-tax income margin	34.5%	13.8%	14.3%	15.9%	50.6%	20.7%

* Recast to conform with 2016 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2016	2015*
Revenue:
Total reportable segments	$41,987	$43,719
Eliminations of internal transactions	(3,206)	(3,419)
Other revenue	142	102
Total consolidated revenue	$38,923	$40,403

Pre-tax income from continuing operations:
Total reportable segments	$5,739	$9,056
Amortization of acquired intangible assets	(477)	(330)
Acquisition-related charges	3	(8)
Non-operating retirement-related (costs)/income	(306)	(627)
Eliminations of internal transactions	(689)	(813)
Unallocated corporate amounts	(189)	(53)
Total pre-tax income from continuing operations	$4,082	$7,225

* Recast to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(248)	$95	$(154)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$9	$5	$13
Reclassification of (gains)/losses to:
Cost of sales	13	(5)	8
SG&A expense	7	(3)	4
Other (income) and expense	75	(29)	46
Interest expense	7	(3)	5
Total unrealized gains/(losses) on cash flow hedges	$111	$(34)	$76
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$78	$(27)	$51
Curtailments and settlements	10	(4)	6
Amortization of prior service (credits)/costs	(27)	10	(17)
Amortization of net (gains)/losses	693	(263)	431
Total retirement-related benefit plans	$754	$(283)	$471
Other comprehensive income/(loss)	$617	$(223)	$394

(1)      These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

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

(1)      These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,”  for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(10)	$361	$351
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(35)	$14	$(22)
Reclassification of (gains)/losses to other (income) and expense	37	(14)	23
Total net changes related to available-for-sale securities	$2	$(1)	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(256)	$96	$(160)
Reclassification of (gains)/losses to:
Cost of sales	10	(5)	5
SG&A expense	3	(2)	1
Other (income) and expense	(12)	5	(7)
Interest expense	9	(4)	6
Total unrealized gains/(losses) on cash flow hedges	$(245)	$90	$(156)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(68)	$25	$(43)
Curtailments and settlements	14	(5)	9
Amortization of prior service (credits)/costs	(53)	19	(33)
Amortization of net (gains)/losses	1,383	(510)	873
Total retirement-related benefit plans	$1,277	$(471)	$806
Other comprehensive income/(loss)	$1,023	$(21)	$1,002

(1)      These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

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

(1)      These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,”  for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2016	$100	$(3,463)	$(26,248)	$5	$(29,607)
Other comprehensive income before reclassifications	(160)	351	(34)	(22)	135
Amount reclassified from accumulated other comprehensive income	4	0	840	23	867
Total change for the period	(156)	351	806	1	1,002
June 30, 2016	$(56)	$(3,112)	$(25,442)	$6	$(28,604)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before reclassifications	274	(549)	19	10	(246)
Amount reclassified from accumulated other comprehensive income	(368)	0	1,058	0	690
Total change for the period	(94)	(549)	1,077	10	444
June 30, 2015	$298	$(2,292)	$(25,433)	$(5)	$(27,432)

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$455	$493	(7.7)%
Nonpension postretirement plans — cost	61	67	(9.8)
Total	$516	$560	(7.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$894	$1,242	(28.0)%
Nonpension postretirement plans — cost	121	139	(13.0)
Total	$1,014	$1,380	(26.5)%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2016	2015	2016	2015
Service cost	$—	$—	$106	$116
Interest cost	511	507	267	270
Expected return on plan assets	(922)	(988)	(481)	(482)
Amortization of prior service costs/(credits)	3	2	(27)	(24)
Recognized actuarial losses	324	412	359	393
Curtailments and settlements	—	—	10	3
Multi-employer plans/other costs	—	—	37	8
Total net periodic pension (income)/cost of defined benefit plans	(85)	(67)	271	283
Cost of defined contribution plans	161	166	108	111
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$76	$99	$379	$394

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2016	2015	2016	2015
Service cost	$—	$—	$210	$224
Interest cost	1,024	1,014	529	541
Expected return on plan assets	(1,845)	(1,977)	(951)	(965)
Amortization of prior service costs/(credits)	5	5	(52)	(49)
Recognized actuarial losses	657	827	706	794
Curtailments and settlements	—	—	14	7
Multi-employer plan/other costs	—	—	55	256
Total net periodic pension (income)/cost of defined benefit plans	(158)	(131)	512	808
Cost of defined contribution plans	326	339	215	226
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$167	$208	$727	$1,034

On March 24, 2014, the Supreme Court of Spain issued a ruling against IBM Spain in litigation involving its defined benefit and defined contribution plans. As a result of the ruling, the company recorded pre-tax retirement-related obligations of $233 million in 2015 ($230 million in the first quarter of 2015) in selling, general and administrative expense in the Consolidated Statement of Earnings. These obligations are reflected in “Non-U.S. Plans - Multi-employer plans/other costs” in the table above.

In March 2016, the company initiated a change to the investment strategy of its U.S. defined benefit plan. The 2016 target asset allocation was modified by reducing equity securities from 34 percent to 21 percent, other investments from 10 percent to 9 percent and increasing debt securities from 56 percent to 70 percent of total plan assets. This change is designed to reduce the risk associated with the potential negative impact that equity markets might have on the funded status of the U.S. defined benefit plan. The change is expected to reduce the 2017 expected long-term rate of return on assets from 7.00 percent to approximately 6.25 percent. See note S, “Retirement-Related Benefits,” on page 118 in the company’s recast 2015 Annual Report on Form 8-K dated June 13, 2016 for additional information regarding the company’s investment strategy.

In 2016, the company expects to contribute approximately $500 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in the UK and Japan. This amount generally represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first six months of 2016 were $217 million, of which $83 million was in cash and $134 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first six months of 2015 were $186 million in cash. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2016	2015	2016	2015
Service cost	$4	$6	$1	$2
Interest cost	41	40	11	13
Expected return on plan assets	—	0	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	5	9	2	2
Curtailments and settlements	—	0	—	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$49	$53	$12	$14

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2016	2015	2016	2015
Service cost	$9	$12	$3	$4
Interest cost	82	82	22	27
Expected return on plan assets	—	0	(3)	(4)
Amortization of prior service costs/(credits)	(4)	(4)	(2)	(3)
Recognized actuarial losses	10	20	4	5
Curtailments and settlements	—	0	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$97	$109	$23	$29

The company contributed $200 million in U.S. Treasury securities and $227 million in cash to the U.S. nonpension postretirement benefit plan during the six months ended June 30, 2016 and 2015, respectively. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2016, the company completed eleven acquisitions at an aggregate cost of $5,674 million.

The Weather Company (TWC) — On January 29, 2016, the company completed the acquisition of TWC’s B2B, mobile and cloud-based web-properties, weather.com, Weather Underground, The Weather Company brand and WSI, its global business-to-business brand, for cash consideration of $2,278 million. The cable television segment was not acquired by IBM, but will license weather forecast data and analytics from IBM under a long-term contract. TWC was a privately held business. Goodwill of $1,717 million has been assigned to the Cognitive Solutions segment. At the acquisition date, it was expected that none of the goodwill would be deductible for tax purposes. The overall weighted-average useful life of the identified intangible assets acquired is 6.9 years.

Truven Health Analytics, Inc. (Truven) — On April 8, 2016, the company completed the acquisition of Truven, a leading provider of healthcare analytics solutions, for cash consideration of $2,612 million, of which $200 million will be paid in July 2017. Truven has developed proprietary analytic methods and assembled analytic content assets, creating extensive national healthcare utilization, performance, quality and cost data. Truven was a privately held business. Goodwill of $1,933 million has been assigned to the Cognitive Solutions segment. At the acquisition date, it was expected that none of the goodwill would be deductible for tax purposes. The overall weighted-average useful life of the identified intangible assets acquired is 6.9 years.

Other Acquisitions — The Technology Services & Cloud Platforms segment completed acquisitions of two businesses in the first quarter: Ustream, Inc. (Ustream), a privately held business, and AT&T’s application and hosting services business. Global Business Services (GBS) completed acquisitions of five privately held businesses: in the first quarter, Resource/Ammirati, ecx International AG (ecx.io) and Optevia Limited (Optevia); and in the second quarter, Aperto AG

Notes to Consolidated Financial Statements — (continued)

(Aperto) and Bluewolf Group LLC (Bluewolf). The Cognitive Solutions segment completed acquisitions of two privately held businesses in the second quarter: Resilient Systems Inc. (Resilient) and EZ Legacy Ltd. (EZSource).

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. Ustream provides cloud-based video streaming to enterprises and broadcasters. The acquisition of AT&T’s application and hosting services business is expected to strengthen the company’s cloud portfolio. Resource/Ammirati is a leading U.S. based digital marketing and creative agency, addressing the rising demand from businesses seeking to reinvent themselves for the digital economy. Ecx.io will enhance IBM Interactive Experience (IBM iX) with new digital marketing, commerce and platform skills to accelerate clients’ digital transformations. Optevia is a Software-as-a Service systems integrator specializing in CRM solutions for public sector organizations. Aperto will join IBM iX, supporting the company’s growth in Europe, with expertise in digital strategy projects, including website and application development. Bluewolf will extend the company’s analytics, experience design and industry consulting leadership with one of the world’s leading Salesforce consulting practices to deliver differentiated, consumer-grade experiences via the cloud. Resilient, a provider of incident response solutions, automates and orchestrates the many processes needed when dealing with cyber incidents from breaches to lost devices. EZSource helps developers quickly and easily understand and change mainframe code based on data displayed through dashboards and other visualizations.

Purchase price consideration for all acquisitions as reflected in the following table, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2016.

		The	Truven
	Amortization	Weather	Health	Other
(Dollars in millions)	Life (in yrs.)	Company	Analytics	Acquisitions
Current assets		$76	$171	$71
Fixed assets/noncurrent assets		123	127	89
Intangible assets:
Goodwill	N/A	1,717	1,933	487
Completed technology	1-7	160	338	75
Client relationships	3-7	313	516	184
Patents/trademarks	2-7	349	54	28
Total assets acquired		2,738	3,141	934
Current liabilities		(88)	(148)	(46)
Noncurrent liabilities		(372)	(381)	(64)
Total liabilities assumed		(460)	(529)	(110)
Bargain purchase gain		—	—	(40)*
Total purchase price		$2,278	$2,612	$784

N/A - not applicable

*   Bargain purchase gain relating to AT&T’s application and hosting services business was recognized in selling, general and administrative expense in the Consolidated Statement of Earnings in the three months ended March 31, 2016.

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

For the “Other Acquisitions”, the overall weighted-average life of the identified amortizable intangible assets acquired is 6.4 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $91 million was assigned to the Technology Services & Cloud Platforms segment, goodwill of $278 million was assigned to the GBS segment and goodwill of $118 million was assigned to the Cognitive Solutions segment. It is expected that approximately 50 percent of the goodwill will be deductible for tax purposes.

Notes to Consolidated Financial Statements — (continued)

Divestitures:

Microelectronics — On October 20, 2014, IBM and GLOBALFOUNDRIES announced a definitive agreement in which GLOBALFOUNDRIES would acquire the company’s Microelectronics business, including existing semiconductor manufacturing assets and operations in East Fishkill, NY and Essex Junction, VT. The commercial OEM business acquired by GLOBALFOUNDRIES includes custom logic and specialty foundry, manufacturing and related operations. The transaction closed on July 1, 2015.

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

In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. Additional pre-tax charges of $116 million were recorded during 2015 related to the disposal, and a pre-tax credit of $1 million was recorded during the first half of 2016. The cumulative pre-tax charge was $4.8 billion as of June 30, 2016. Any additional charges that may be recorded in future periods are expected to be immaterial.

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

Summarized financial information for discontinued operations is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Total revenue	$—	$381	$—	$720
Income/(loss) from discontinued operations	$(1)	$(74)	$(6)	$(179)
Gain/(loss) on disposal, before tax	0	(37)	1	(51)
Total loss from discontinued operations, before income taxes	$(1)	$(111)	$(5)	$(230)
Provision/(benefit) for income taxes	0	(34)	(2)	(65)
Loss from discontinued operations, net of tax	$0	$(77)	$(3)	$(165)

Industry Standard Server — On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo would acquire the company’s industry standard server portfolio (System x) for an adjusted purchase price of $2.1 billion, consisting of approximately $1.8 billion in cash, with the balance in Lenovo common stock. The stock represented less than 5 percent equity ownership in Lenovo. As of March 31, 2016, all Lenovo common stock has been sold. The company would sell to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

Notes to Consolidated Financial Statements — (continued)

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

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $63 million in 2015 and $32 million in the first half of 2016.

Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $1.6 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain was approximately $1.3 billion, of which the cumulative gain recorded as of June 30, 2016 is $1.2 billion. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

Customer Care — On September 10, 2013, IBM and SYNNEX announced a definitive agreement in which SYNNEX would acquire the company’s worldwide customer care business process outsourcing services business for $501 million, consisting of approximately $430 million in cash, net of balance sheet adjustments, and $71 million in SYNNEX common stock, which represented less than 5 percent equity ownership in SYNNEX. As part of the transaction, SYNNEX entered into a multi-year agreement with the company, and Concentrix, SYNNEX’s outsourcing business, became an IBM strategic business partner for global customer care business process outsourcing services.

The initial closing was completed on January 31, 2014, with subsequent closings occurring during 2014. For the full year of 2014, the company recorded a pre-tax gain of $202 million related to this transaction.

In the second quarter of 2015, resolution of the final balance sheet adjustments was concluded. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $7 million in 2015. Through June 30, 2016, the cumulative pre-tax gain attributed to this transaction was $211 million.

Others — In the first quarter of 2016, the company completed four software product-related divestitures. The financial terms related to these transactions were not material. Overall, the company recorded a pre-tax gain of $36 million related to these transactions in the first quarter of 2016. There were no divestitures in the second quarter of 2016.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2016
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,486	$(604)	$882
Client relationships	2,861	(1,093)	1,769
Completed technology	3,509	(1,615)	1,894
Patents/trademarks	762	(190)	572
Other*	44	(12)	32
Total	$8,663	$(3,515)	$5,148

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,348	$(581)	$767
Client relationships	1,856	(927)	929
Completed technology	2,960	(1,397)	1,563
Patents/trademarks	335	(142)	193
Other*	44	(10)	35
Total	$6,543	$(3,057)	$3,487

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $1,662 million during the first six months of 2016, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $398 million and $745 million for the second quarter and first six months of 2016, respectively, versus $296 million and $594 million for the second quarter and first six months of 2015, respectively. In addition, in the first six months of 2016, the company retired $283 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2016:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2016 (for Q3-Q4)	$260	$521	$782
2017	393	945	1,338
2018	204	798	1,001
2019	25	635	660
2020	—	535	535

The change in the goodwill balances by reportable segment, for the six months ended June 30, 2016 and for the year ended December 31, 2015 are as follows:

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2016*	Additions	Adjustments	Divestitures	Adjustments**	6/30/16
Cognitive Solutions	$15,621	$3,769	$(3)	$(12)	$98	$19,474
Global Business Services	4,396	278	4	(1)	12	4,689
Technology Services & Cloud Platforms	10,156	91	1	(5)	154	10,398
Systems	1,848	—	2	—	11	1,861
Total	$32,021	$4,137	$5	$(17)	$276	$36,422

*            Recast to conform with 2016 presentation.

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

*            Recast to conform with 2016 presentation.

**     Primarily driven by foreign currency translation.

In January 2016, the company made a number of changes to its organizational structure and management system consistent with the ongoing transformation to a cognitive solutions and cloud platform business. With these changes, the company revised its reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the first six months of 2016 or the full year of 2015 and the company has no accumulated impairment losses. For further information regarding the segment change, refer to note 6, “Segments”.

Purchase price adjustments recorded in the first six months of 2016 and full year 2015 were related to acquisitions that were completed on or prior to March 31, 2016 or December 31, 2014, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments of $5 million were recorded during the first six months of 2016 with the primary drivers being accounts receivable, inventory, deferred tax assets, deferred revenue and current liabilities.

11. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Commercial paper	$—	$600
Short-term loans	301	590
Long-term debt — current maturities	4,586	5,271
Total	$4,887	$6,461

The weighted-average interest rate for commercial paper at December 31, 2015 was 0.4 percent. The weighted-average interest rate for short-term loans was 10.6 percent and 5.2 percent at June 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2016	12/31/2015
U.S. dollar notes and debentures (average interest rate at June 30, 2016):
3.36%	2016–2017	$7,198	$9,351
3.17%	2018–2019	8,841	7,591
1.72%	2020–2021	4,943	3,717
2.35%	2022	1,901	1,900
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
3.45%	2026	1,350	—
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
4.70%	2046	650	—
7.13%	2096	316	316
		$32,644	$30,319
Other currencies (average interest rate at June 30, 2016, in parentheses):
Euros (1.6%)	2016–2028	$7,493	$4,892
Pound sterling (2.7%)	2017–2022	1,400	1,555
Japanese yen (0.3%)	2017–2022	1,383	1,180
Swiss francs (6.3%)	2020	8	9
Canadian (2.2%)	2017	385	360
Other (12.4%)	2016–2020	715	506
		$44,027	$38,820
Less: net unamortized discount		853	838
Less: net unamortized debt issuance cost		90	74
Add: fair value adjustment*		1,140	790
		$44,224	$38,699
Less: current maturities		4,586	5,271
Total		$39,638	$33,428

*              The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

There are no debt securities issued and outstanding by IBM International Group Capital LLC, which is an indirect, 100 percent owned finance subsidiary of International Business Machines Corporation, the parent. Any debt securities issued by IBM International Group Capital LLC, would be fully and unconditionally guaranteed by the parent.

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual maturities of long-term debt outstanding at June 30, 2016, are as follows:

(Dollars in millions)	Total
2016 (for Q3-Q4)	$2,128
2017	6,943
2018	4,794
2019	5,247
2020	4,751
2021 and beyond	20,164
Total	$44,027

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2016	2015
Cost of financing	$284	$276
Interest expense	341	225
Net investment derivative activity	(26)	(3)
Interest capitalized	1	(3)
Total interest paid and accrued	$600	$496

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2016 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

On April 16, 2014, Iusacell SA de C.V. (Iusacell) sued IBM, claiming that IBM made fraudulent misrepresentations that induced Iusacell to enter into an agreement with IBM Mexico. Iusacell claims damages for lost profits. Iusacell’s complaint relates to a contractual dispute in Mexico, which is the subject of a pending arbitration proceeding in Mexico initiated by IBM Mexico against Iusacell for breach of the underlying agreement.  On November 14, 2014, the District Court in the Southern District of New York granted IBM’s motion to stay Iusacell’s action against the company pending the arbitration in Mexico between Iusacell and IBM Mexico.

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

Notes to Consolidated Financial Statements — (continued)

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

In March 2015, putative class action litigation was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business. The company and three of its officers are named as defendants. Plaintiffs allege that defendants violated Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In May 2015, a related putative class action was also commenced in the United States District Court for the Southern District of New York based on the same underlying facts, alleging violations of the Employee Retirement Income Security Act. The company, management’s Retirement Plans Committee, and three current or former IBM executives are named as defendants.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to these matters for all applicable years is approximately $585 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $5,931 million and $5,477 million at June 30, 2016 and December 31, 2015, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,252 million and $2,097 million at June 30, 2016 and December 31, 2015, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $30 million and $34 million at June 30, 2016 and December 31, 2015, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2016	2015
Balance at January 1	$181	$197
Current period accruals	74	82
Accrual adjustments to reflect actual experience	3	9
Charges incurred	(89)	(100)
Balance at June 30	$169	$188

Extended Warranty Liability

(Dollars in millions)	2016	2015
Aggregate deferred revenue at January 1	$538	$536
Revenue deferred for new extended warranty contracts	122	122
Amortization of deferred revenue	(134)	(126)
Other*	9	(20)
Aggregate deferred revenue at June 30	$535	$512
Current portion	$241	$245
Noncurrent portion	$294	$267

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On July 26, 2016, the company announced that the Board of Directors approved a quarterly dividend of $1.40 per common share. The dividend is payable September 10, 2016 to shareholders of record on August 10, 2016.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

Snapshot

Financial Results Summary - Three Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended June 30:	2016	2015	Change
Revenue	$20,238	$20,813	(2.8	)%*
Gross profit margin	47.9%	49.9%	(2.0	)pts.
Total expense and other (income)	$6,653	$6,165	7.9%
Total expense and other (income)-to-revenue ratio	32.9%	29.6%	3.3	pts.
Income from continuing operations, before income taxes	$3,049	$4,224	(27.8)%
Provision for income taxes from continuing operations	$544	$698	(22.1)%
Income from continuing operations	$2,505	$3,526	(29.0)%
Income from continuing operations margin	12.4%	16.9%	(4.6	)pts.
Loss from discontinued operations, net of tax	$0	$(77)	(99.5)%
Net income	$2,504	$3,449	(27.4)%
Earnings per share from continuing operations:
Assuming dilution	$2.61	$3.58	(27.1)%
Basic	$2.62	$3.59	(27.0)%
Consolidated earnings per share - assuming dilution	$2.61	$3.50	(25.4)%
Weighted-average shares outstanding:
Assuming dilution	960.5	986.7	(2.7)%
Basic	957.4	982.3	(2.5)%

*   (2.6) percent adjusted for currency

Organization of Information:

In January 2016, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the Consolidated Financial Statements. Refer to note 6, “Segments,” on pages 27 to 29 for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company filed a recast 2015 Annual Report in a Form 8-K on June 13, 2016 to recast its historical segment information to reflect these changes.

In October 2014, the company announced a definitive agreement to divest its Microelectronics business. The assets and liabilities of the Microelectronics business were reported as held for sale at December 31, 2014 and June 30, 2015. The operating results of the Microelectronics business are reported as discontinued operations. The transaction closed on July 1, 2015.

Currency:

When the company refers to growth rates at “constant currency” or “adjusted for currency” in the Management Discussion, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. See “Currency Rate Fluctuations” on pages 77 and 78 for additional information.

Management Discussion — (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, retirement-related costs, discontinued operations and related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. These charges are excluded as they may be inconsistent in amount and timing from period to period and are dependent on the size, type and frequency of the company’s acquisitions. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside of the operational performance of the business.

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

The following table provides the company’s (non-GAAP) operating earnings for the second quarter of 2016 and 2015.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2016	2015	Change
Net income as reported	$2,504	$3,449	(27.4)%
Loss from discontinued operations, net of tax	0	(77)	(99.5)
Income from continuing operations	$2,505	$3,526	(29.0)%
Non-operating adjustments (net of tax):
Acquisition-related charges	207	140	47.9
Non-operating retirement-related costs/(income)	124	124	(0.2)
Operating (non-GAAP) earnings*	$2,835	$3,790	(25.2)%
Diluted operating (non-GAAP) earnings per share	$2.95	$3.84	(23.2)%

*   See page 48 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2016, the company delivered $20.2 billion in revenue, $2.5 billion in income from continuing operations and $2.8 billion in operating (non-GAAP) earnings, resulting in diluted earnings per share from continuing operations of $2.61 as reported and $2.95 on an operating (non-GAAP) basis. The company generated $3.4 billion in cash from operations and $2.1 billion in free cash flow in the second quarter of 2016 driving shareholder returns of $2.2 billion in gross common stock repurchases and dividends. In the quarter the company continued to see strength in its strategic imperatives, further built its as-a-Service capabilities and continued a high level of investment as it moves into new areas and builds new markets.

Total consolidated revenue decreased 2.8 percent as reported and 2.6 percent year to year adjusted for currency in the second quarter of 2016, with sequential improvement of 1.9 points as reported, but a decline of 0.6 points adjusted for currency from the first quarter growth rates. Sequential performance in Systems decelerated on both an as reported and adjusted for currency basis, Technology Services & Cloud Platforms improved as reported, but decelerated on an adjusted for currency basis, while Cognitive Solutions improved on an as reported and adjusted for currency basis.

Management Discussion — (continued)

In the second quarter of 2016, the company had continued strong revenue growth in its strategic imperatives – cloud, analytics and engagement — which grew 12 percent year to year as reported and adjusted for currency. Over the past 12 months, the strategic imperatives generated $30.7 billion in revenue, which represents approximately 38 percent of the company’s total revenue, an increase of 3 points from full-year 2015. Total Cloud revenue of $3.4 billion increased 30 percent as reported and adjusted for currency in the second quarter, with Cloud as-a-Service revenue up 50 percent as reported and adjusted for currency. The company exited the second quarter of 2016 with an annual run rate for Cloud as-a-Service revenue of $6.7 billion, up from $5.4 billion in first-quarter 2016 with a benefit from acquisitions as well as solid organic growth. Analytics revenue of $4.9 billion in the second quarter increased 5 percent as reported and 4 percent year to year adjusted for currency. On both an as reported and adjusted for currency basis, security revenue increased 18 percent and mobile revenue increased 43 percent year to year.

The company has been making significant changes to the business by transforming existing businesses, building new markets and addressing new opportunity areas. Over the last twelve months, the company has been investing at a high level by growing organic investment in areas including its Watson platform capabilities and cloud datacenter capacity, and through acquisitions to build its cognitive and cloud capabilities. Enterprise clients are looking to become digital businesses to improve decision making and add intelligence into products and processes. The company’s cognitive solutions bring together digital business with digital intelligence in an industry-based cognitive solution, enabled by the IBM Cloud. In the second quarter, the company made continued progress in moving into new areas and becoming a cognitive solutions and cloud platform company, including:

•                  Broadening the reach of the Watson Platform, Watson Health and Watson IoT with new solutions and partnerships.

•                  Announced Watson for Cyber Security.

•                  Extended cloud innovations available on Bluemix and expanded partnerships to accelerate the adoption of enterprise hybrid clouds.

•                  Recent breakthroughs in cloud-enabled quantum computing and Blockchain solutions.

•                  Continued delivery of innovation in core businesses, including Infrastructure Services, Systems and software.

From a segment perspective, Cognitive Solutions revenue increased 3.5 percent as reported and 4 percent adjusted for currency, with growth in Solutions Software led by its analytics and cognitive capabilities, and security. Global Business Services (GBS) revenue decreased 2.0 percent as reported and 3 percent adjusted for currency and continues to reflect a shift in the segment’s business. Continued double-digit growth in GBS strategic imperatives, led by mobile and cloud, were more than offset by declines in the more traditional consulting areas. Technology Services & Cloud Platforms revenue declined 0.5 percent as reported, but was flat year to year adjusted for currency. Continued growth in Infrastructure Services revenue was more than offset by declines in Technical Support Services and Integration Software. Systems revenue decreased 23.2 percent (23 percent adjusted for currency), primarily reflecting the z Systems product cycle dynamics.

From a geographic perspective, Americas revenue decreased 3.4 percent as reported and 2 percent adjusted for currency. Performance improved sequentially compared with the first quarter of 2016 on both an as reported and adjusted for currency basis. EMEA revenue decreased 4.5 percent (4 percent adjusted for currency) in the second quarter of 2016 and declined sequentially as reported and adjusted for currency driven primarily by Germany and Switzerland. Asia Pacific revenue increased 1.4 percent as reported, but decreased 2 percent adjusted for currency.

The consolidated gross profit margin of 47.9 percent decreased 2.0 points year to year with performance reflecting higher levels of investment and the building of scale in the as-a-Service businesses. The operating (non-GAAP) gross margin of 49.0 percent decreased 1.9 points compared to the prior year driven primarily by the same factors.

Total expense and other (income) increased 7.9 percent in the second quarter of 2016 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 6.6 percent year to year. The key year-to-year drivers were approximately:

Management Discussion — (continued)

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	3	points	4	points
Acquisitions	6	points	5	points
Base	(2)	points	(2)	points

* Reflects impacts of translation and hedging programs.

Base expense performance reflects a higher level of intellectual property income in the second quarter primarily due to a licensing agreement ($175 million) and lower workforce rebalancing charges; partially offset by an increase in investment levels. The decrease in operating (non-GAAP) expense was driven primarily by the same factors.

Pre-tax income from continuing operations of $3.0 billion in the second quarter of 2016 decreased 27.8 percent year to year and the pre-tax margin was 15.1 percent, a decrease of 5.2 points. The continuing operations effective tax rate for the second quarter of 2016 was 17.8 percent compared to an effective tax rate of 16.5 percent in the second quarter of 2015. Income from continuing operations of $2.5 billion decreased 29.0 percent and the net income margin was 12.4 percent, a decrease of 4.6 points versus the second quarter of 2015. Losses from discontinued operations, net of tax, were $0.4 million in the second quarter of 2016 compared to $77 million in the second quarter of 2015. Net income of $2.5 billion decreased 27.4 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $3.5 billion decreased 23.5 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 4.7 points to 17.3 percent. Operating (non-GAAP) income from continuing operations of $2.8 billion decreased 25.2 percent. The operating (non-GAAP) income margin from continuing operations of 14.0 percent decreased 4.2 points. The operating (non-GAAP) effective tax rate from continuing operations in the second quarter of 2016 was 19.0 percent versus 17.2 percent in the prior year.

Diluted earnings per share from continuing operations of $2.61 in the second quarter of 2016 decreased 27.1 percent year to year. In the second quarter of 2016, the company repurchased 5.7 million shares of its common stock at a cost of $0.8 billion. Operating (non-GAAP) diluted earnings per share of $2.95 decreased 23.2 percent versus the second quarter of 2015. Diluted earnings per share from discontinued operations was $0.00 in the second quarter of 2016 compared to ($0.08) in the second quarter of 2015.

The company generated $3.4 billion in cash flow provided by operating activities, a decrease of $0.4 billion when compared to the second quarter of 2015, driven primarily by operational performance and sales-cycle working capital; partially offset by a decline in cash income tax payments.  Net cash used in investing activities of $4.5 billion in the second quarter of 2016 increased $2.6 billion year to year, primarily driven by an increase in cash used for acquisitions ($2.3 billion). Net cash used in financing activities of $3.2 billion in the second quarter of 2016 increased $0.6 billion compared to the second quarter of 2015, primarily driven by higher net debt payments ($0.8 billion).

In July 2016, the company disclosed that it now expects GAAP earnings per share from continuing operations to be at least $12.23 compared to the prior expectation of at least $12.35, driven primarily by acquisition-related expenses. The company continues to expect operating (non-GAAP) earnings of at least $13.50 per diluted share for 2016. There is no change to the company’s previously provided free cash flow guidance to be at the high end of the $11 billion to $12 billion range. Refer to page 79 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section on pages 76 and 77 for additional information on the company’s expectations.

Management Discussion — (continued)

Financial Results Summary - Six Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the six months ended June 30:	2016	2015	Change
Revenue	$38,923	$40,403	(3.7	)%*
Gross profit margin	47.2%	49.1%	(1.9	)pts.
Total expense and other (income)	$14,306	$12,617	13.4%
Total expense and other (income)-to-revenue ratio	36.8%	31.2%	5.5	pts.
Income from continuing operations, before income taxes	$4,082	$7,225	(43.5)%
Provision for/(benefit from) income taxes from continuing operations	$(439)	$1,283	nm
Income from continuing operations	$4,521	$5,942	(23.9)%
Income from continuing operations margin	11.6%	14.7%	(3.1	)pts.
Loss from discontinued operations, net of tax	$(3)	$(165)	(98.1)%
Net income	$4,518	$5,777	(21.8)%
Earnings per share from continuing operations:
Assuming dilution	$4.69	$6.01	(22.0)%
Basic	$4.71	$6.03	(21.9)%
Consolidated earning per share - assuming dilution	$4.69	$5.84	(19.7)%
Weighted-average shares outstanding:
Assuming dilution	962.4	989.5	(2.7)%
Basic	959.5	985.2	(2.6)%

	6/30/16	12/31/15
Assets	$118,056	$110,495	6.8%
Liabilities	$102,167	$96,071	6.3%
Equity	$15,889	$14,424	10.2%

* (2.3) percent adjusted for currency

nm - not meaningful

The following table provides the company’s (non-GAAP) operating earnings for the first six months of 2016 and 2015.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2016	2015	Change
Net income as reported	$4,518	$5,777	(21.8)%
Loss from discontinued operations, net of tax	(3)	(165)	(98.1)
Income from continuing operations	$4,521	$5,942	(23.9)%
Non-operating adjustments (net of tax):
Acquisition-related charges	345	281	22.5
Non-operating retirement-related costs/(income)	239	457	(47.6)
Operating (non-GAAP) earnings*	$5,105	$6,680	(23.6)%
Diluted operating (non-GAAP) earnings per share	$5.30	$6.75	(21.5)%

*   See page 88 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2016, the company reported $38.9 billion in revenue, and delivered $4.5 billion in income from continuing operations resulting in diluted earnings per share from continuing operations of $4.69 as reported and $5.30 on an operating (non-GAAP) basis. The company generated $9.1 billion in cash from operations and $4.4 billion in free cash flow in the first six months of 2016 driving shareholder returns of $4.4 billion in gross common stock repurchases and dividends.

Enterprise clients are looking for greater value from their data and IT environments. They are looking to become digital enterprises that are differentiated by cognitive, using data to improve decision making and outcomes. The company’s strategy is based on the point of view that solving clients’ needs requires solutions, industry expertise and innovative technology, all supported by leading edge skills. The company is creating cognitive solutions that join digital business with digital intelligence, bringing its industry expertise together with these cognitive solutions, and building it all on cloud platforms. The

Management Discussion — (continued)

company is in a unique position to move its clients to the future as it’s already running their most critical business processes. The company has continued its acceleration of shifting investments and resources to be more aligned with its strategy.

Total consolidated revenue decreased 3.7 percent as reported and 2.3 percent year to year adjusted for currency in the first six months of 2016.

In the first six months of 2016, the company had strong growth in the strategic imperatives with revenue growth of 13 percent year to year as reported and 14 percent adjusted for currency. Total Cloud revenue of $6.1 billion was up 32 percent as reported and 33 percent year to year adjusted for currency with as-a-Service revenue up 46 percent as reported (48 percent adjusted for currency). Analytics revenue of $9.1 billion increased 5 percent as reported and 6 percent adjusted for currency. Security revenue increased 18 percent as reported (19 percent adjusted for currency) and mobile revenue was up over 60 percent year to year as reported and adjusted for currency.

From a segment perspective, Cognitive Solutions revenue increased 1.1 percent as reported and 2 percent adjusted for currency with growth in Solutions Software partially offset by a decline in Transaction Processing Software. GBS revenue decreased 3.2 percent as reported and 2 percent adjusted for currency driven by a decline in Consulting revenue. GBS strategic imperatives revenue had double-digit growth year to year as reported and adjusted for currency. Technology Services & Cloud Platforms revenue declined 1.0 percent as reported, but increased 1 percent adjusted for currency led by growth in Infrastructure Services which was up 1.1 percent as reported (3 percent adjusted for currency). Systems revenue decreased 22.6 percent as reported (22 percent adjusted for currency).

From a geographic perspective, Americas revenue decreased 5.1 percent as reported (3 percent adjusted for currency) with the U.S. down 2.8 percent. EMEA revenue decreased 4.1 percent as reported (2 percent adjusted for currency). Asia Pacific revenue increased 0.4 percent as reported, but decreased 1 percent adjusted for currency.

The consolidated gross margin of 47.2 percent decreased 1.9 points year to year. The operating (non-GAAP) gross margin of 48.3 percent decreased 1.9 points versus the prior year. Margin declines in Cognitive Solutions, Technology Services & Cloud Platforms and GBS, were largely driven by higher investments.

Total expense and other (income) increased 13.4 percent in the first six months of 2016 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 15.5 percent compared to the first six months of 2015. The key year-to-year drivers were:

	Total		Operating
	Consolidated		(non-GAAP)
Currency*	1	point	1	point
Acquisitions	5	points	4	points
Base	7	points	10	points

* Reflects impacts of translation and hedging programs.

In the first quarter of 2016, the company took significant actions to accelerate the transformation of its workforce and shift its skill base to new areas, and also to improve its structure primarily outside the U.S. The increased expense in the first six months of 2016 was primarily driven by first-quarter charges for these actions. The increase in base expense was driven primarily by a higher level of workforce rebalancing charges of $1,013 million in the first six months of 2016 compared to $463 million in the first six months of 2015, and charges in the first quarter for real estate actions of $328 million. The increase in operating (non-GAAP) expense was driven primarily by the same factors.

Pre-tax income from continuing operations of $4.1 billion decreased 43.5 percent and the pre-tax margin was 10.5 percent, a decrease of 7.4 points versus the first six months of 2015. The continuing operations effective tax rate for the first six months of 2016 was (10.8) percent compared to an effective tax rate of 17.8 percent in the first six months of 2015. The negative tax rate in the first six months of 2016 was primarily the result of a refund ($1.0 billion) of previously paid non-U.S. taxes plus interest in the first quarter of 2016. Income from continuing operations of $4.5 billion decreased 23.9 percent and the net income margin was 11.6 percent, a decrease of 3.1 points compared to the first six months of 2015. Losses from discontinued operations, net of tax, were $3 million in the first six months of 2016 versus $165 million in the first six months of 2015. Net income of $4.5 billion decreased 21.8 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $4.9 billion decreased 40.6 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 7.8 points to 12.5 percent. Operating (non-GAAP) income from continuing operations of

Management Discussion — (continued)

$5.1 billion decreased 23.6 percent and the operating (non-GAAP) income margin from continuing operations of 13.1 percent decreased 3.4 points. The operating (non-GAAP) effective tax rate from continuing operations in the first six months of 2016 was (5.0) percent versus 18.4 percent in the first six months of 2015. Profit and margin performance in the first six months of 2016 reflects the company’s investments, product cycle dynamics and the actions taken to accelerate its transformation in the first quarter of 2016.

Diluted earnings per share from continuing operations of $4.69 decreased 22.0 percent year to year. In the first six months of 2016, the company repurchased 12.3 million shares of its common stock and had $3.9 billion remaining in the current share repurchase authorization at June 30, 2016. Operating (non-GAAP) diluted earnings per share of $5.30 decreased 21.5 percent versus the prior year. Diluted earnings per share from discontinued operations was $0.00 in the first six months of 2016 compared to ($0.17) in the same period of 2015.

At June 30, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $10.6 billion, an increase of $2.4 billion from December 31, 2015. Key drivers in the balance sheet and total cash flows were:

Total assets increased $7.6 billion ($5.7 billion adjusted for currency) from December 31, 2015 driven by:

 •   Increases in goodwill ($4.4 billion), cash ($2.3 billion), intangible assets ($1.7 billion) and pension assets ($1.2 billion); partially offset by

 •    Decreases in total receivables ($2.8 billion).

Total liabilities increased $6.1 billion ($3.9 billion adjusted for currency) from December 31, 2015 driven by:

 •     Increases in total debt ($4.6 billion), other accrued expenses and liabilities ($1.4 billion), deferred income ($0.6 billion), and compensation and benefits ($0.4 billion); partially offset by

•     Decreases in taxes payable ($0.6 billion) and accounts payable ($0.5 billion).

Total equity of $15.9 billion increased $1.5 billion from December 31, 2015 as a result of:

 •     Increases from net income ($4.5 billion), retirement-related ($0.8 billion) and equity translation adjustments ($0.4 billion); partially offset by

 •     Decreases from dividends ($2.6 billion) and share repurchases ($1.7 billion).

The company generated $9.1 billion in cash flow provided by operating activities, an increase of $1.6 billion compared to the first six months of 2015, driven primarily by lower income tax payments partially offset by operational performance. Net cash used in investing activities of $6.5 billion was $5.2 billion higher than the prior year, primarily driven by an increase in cash used related to acquisitions ($4.7 billion). Net cash used in financing activities of $0.3 billion decreased $5.6 billion compared to the first six months of 2015, driven primarily by higher net debt issuances ($5.5 billion).

Management Discussion — (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2016 versus the second quarter and first six months of 2015 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2016	2015*	Change		Currency
Revenue:
Cognitive Solutions	$4,675	$4,516	3.5%		3.8%
Gross margin	82.2%	85.7%	(3.6	)pts.
Global Business Services	4,255	4,345	(2.0)%		(2.5)%
Gross margin	26.3%	27.4%	(1.1	)pts.
Technology Services & Cloud Platforms	8,857	8,898	(0.5)%		0.0%
Gross margin	41.6%	42.2%	(0.6	)pts.
Systems	1,950	2,541	(23.2)%		(23.3)%
Gross margin	56.5%	56.5%	0.1	pts.
Global Financing	424	478	(11.3)%		(10.0)%
Gross margin	38.7%	44.7%	(6.0	)pts.
Other	76	35	118.4%		119.3%
Gross margin	(272.1)%	(220.2)%	(51.9	)pts.
Total consolidated revenue	$20,238	$20,813	(2.8)%		(2.6)%
Total consolidated gross profit	$9,702	$10,390	(6.6)%
Total consolidated gross margin	47.9%	49.9%	(2.0	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	129	88	46.4%
Retirement-related costs/(income)	81	112	(27.8)%
Operating (non-GAAP) gross profit	$9,912	$10,590	(6.4)%
Operating (non-GAAP) gross margin	49.0%	50.9%	(1.9	)pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2016	2015*	Change		Currency
Revenue:
Cognitive Solutions	$8,654	$8,564	1.1%		2.2%
Gross margin	82.1%	85.1%	(3.1	)pts.
Global Business Services	8,387	8,663	(3.2)%		(2.4)%
Gross margin	26.1%	27.4%	(1.3	)pts.
Technology Services & Cloud Platforms	17,280	17,452	(1.0)%		0.9%
Gross margin	41.3%	42.1%	(0.9	)pts.
Systems	3,626	4,683	(22.6)%		(22.1)%
Gross margin	56.9%	55.7%	1.2	pts.
Global Financing	834	939	(11.2)%		(8.2)%
Gross margin	40.5%	47.1%	(6.6	)pts.
Other	142	102	39.0%		41.3%
Gross margin	(304.3)%	(223.1)%	(81.3	)pts.
Total consolidated revenue	$38,923	$40,403	(3.7)%		(2.3)%
Total consolidated gross profit	$18,388	$19,842	(7.3)%
Total consolidated gross margin	47.2%	49.1%	(1.9	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	241	179	34.9%
Retirement-related costs/(income)	160	233	(31.4)%
Operating (non-GAAP) gross profit	$18,789	$20,253	(7.2)%
Operating (non-GAAP) gross margin	48.3%	50.1%	(1.9	)pts.

*   Recast to conform with 2016 presentation.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015*	Change	Currency
Cognitive Solutions external revenue:	$4,675	$4,516	3.5%	3.8%
Solutions Software	$3,231	$3,053	5.8%	6.2%
Transaction Processing Software	1,444	1,464	(1.3)	(1.3)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015*	Change	Currency
Cognitive Solutions external revenue:	$8,654	$8,564	1.1%	2.2%
Solutions Software	$5,922	$5,707	3.8%	4.9%
Transaction Processing Software	2,732	2,856	(4.4)	(3.2)

* Recast to conform with 2016 presentation.

In the second quarter of 2016, Cognitive Solutions revenue of $4,675 million grew 3.5 percent as reported and 4 percent year to year adjusted for currency. Compared with the prior quarter, there was sequential improvement in both Solutions Software and Transaction Processing Software revenue, both as reported and adjusted for currency. For the first six months of the year, Cognitive Solutions revenue of $8,654 million grew 1.1 percent as reported and 2 percent adjusted for currency. On an as reported and constant currency basis, Solutions Software revenue grew, partially offset by declines in Transaction Processing Software.

Management Discussion — (continued)

In the second quarter, Solutions Software revenue of $3,231 million grew 5.8 percent as reported (6 percent adjusted for currency), led by Analytics and Security, with acquisitions contributing to this growth. Analytics, which is the largest portion of the Solutions Software portfolio, had revenue growth across key areas. Additionally, The Weather Company acquisition is off to a good start as it is being integrated with Watson technology. Security had strong revenue growth as reported and adjusted for currency in the second quarter. The Resilient acquisition, which closed in the quarter, adds leading incident reporting technology and expertise to the company’s portfolio. There was also strong demand for Guardium offerings as clients move to database security offerings across a range of industries. The company continues to grow and broaden the reach of Watson, with new capabilities, partnerships and engagements to accelerate adoption. Watson Health is capitalizing on the Watson technology’s differentiated ability to understand, reason and learn with industry specialization. In April, the company closed the acquisition of Truven, which brings additional data and insights into the Watson Health Cloud.

In the second quarter, Transaction Processing Software of $1,444 million declined 1.3 percent as reported (1 percent adjusted for currency), however it had sequential improvement from the first quarter of 2016. Most of this software is on-premises and annuity in nature, which is not a growing part of the software opportunity.

Within Cognitive Solutions, total second quarter 2016 strategic imperatives revenue of $3,012 million grew 9.0 percent as reported (9 percent adjusted for currency) year to year. Cloud revenue of $513 million grew 54.4 percent as reported (55 percent adjusted for currency), with an as-a-Service exit run rate of $1,490 million. For the first six months of the year, strategic imperatives revenue within Cognitive Solutions of $5,485 million grew 5.8 percent as reported (7 percent adjusted for currency), with Cloud revenue of $915 million growing 43.8 percent year to year as reported (45 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2016	2015*	Change
Cognitive Solutions:
External gross profit	$3,841	$3,873	(0.8)%
External gross profit margin	82.2%	85.7%	(3.6	)pts.
Pre-tax income	$1,451	$1,825	(20.5)%
Pre-tax margin	27.5%	36.1%	(8.6	)pts.

* Recast to conform with 2016 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2016	2015*	Change
Cognitive Solutions:
External gross profit	$7,102	$7,291	(2.6)%
External gross profit margin	82.1%	85.1%	(3.1	)pts.
Pre-tax income	$2,465	$3,353	(26.5)%
Pre-tax margin	24.9%	34.5%	(9.6	)pts.

* Recast to conform with 2016 presentation.

The Cognitive Solutions gross profit margin decreased 3.6 points to 82.2 percent in the second quarter largely driven by a mix shift to Software-as-a-Service (SaaS) and higher investments, including acquisition content. For the first six months of the year, the gross profit margin declined 3.1 points to 82.1 percent compared to the prior year.

In the second quarter, pre-tax income of $1,451 million decreased 20.5 percent year to year with a pre-tax margin decline of 8.6 points to 27.5 percent. This performance continues to reflect the company’s higher level of investment in strategic growth areas, including Watson Platform, Health and Internet of Things.

Management Discussion — (continued)

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015*	Change	Currency
Global Business Services external revenue:	$4,255	$4,345	(2.0)%	(2.5)%
Consulting	$1,885	$1,955	(3.6)%	(4.5)%
Global Process Services	346	360	(3.7)	(2.5)
Application Management	2,024	2,034	(0.5)	(0.7)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015*	Change	Currency
Global Business Services external revenue:	$8,387	$8,663	(3.2)%	(2.4)%
Consulting	$3,720	$3,901	(4.6)%	(4.5)%
Global Process Services	694	720	(3.6)	(1.8)
Application Management	3,973	4,046	(1.8)	(0.7)

* Recast to conform with 2016 presentation.

In the second quarter of 2016, Global Business Services revenue of $4,255 million decreased 2.0 percent as reported and 3 percent adjusted for currency. Performance was similar to recent quarters with revenue growth in the strategic imperatives as reported and at constant currency, more than offset by declines in the more traditional consulting areas. For the first six months of the year, GBS revenue of $8,387 million declined 3.2 percent as reported and 2 percent adjusted for currency.

In the second quarter, Consulting revenue of $1,885 million declined 3.6 percent as reported (5 percent adjusted for currency). Application Management revenue of $2,024 million remained relatively stable, decreasing 0.5 percent as reported (1 percent adjusted for currency), compared to the prior year as clients engage with the company to manage the life cycle of their applications and to bring new apps to the market faster through digital cloud platforms.  Global Process Services revenue of $346 million decreased 3.7 percent as reported (3 percent adjusted for currency).

Within GBS, total second quarter strategic imperatives revenue of $2,309 million grew 13.9 percent as reported (13 percent adjusted for currency) year to year. Cloud revenue of $731 million grew 62.9 percent as reported (60 percent adjusted for currency), with an as-a-Service exit run rate of $581 million. For the first six months of the year, strategic imperatives revenue within GBS of $4,300 million grew 16.3 percent as reported (17 percent adjusted for currency), with Cloud revenue of $1,281 million growing 58.8 percent year to year as reported (58 percent adjusted for currency).

The company continues to aggressively shift resources and investments to drive its digital practices around cloud, analytics, mobility, security and cognitive in this segment. The GBS team leads the industry mission for the company as it has amassed over 100,000 industry resources. The company’s consultants build strategies to help clients gain new insights from data and launch new business models for competitive advantage. The company is scaling the industry’s first cognitive consulting practice which draws on the expertise of more than 2,000 consulting professionals spanning machine learning, advanced analytics, data science and development. Additionally, the company continues to ramp the IBM Interactive Experience and opened over 30 digital studios around the globe. It is continuing to shift away from traditional on-premise ERP engagements to cloud-based application management and consulting. In the second quarter, the company also closed the acquisition of Bluewolf, a top Salesforce partner and recognized leader in cloud consulting.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2016	2015*	Change
Global Business Services:
External gross profit	$1,120	$1,192	(6.1)%
External gross profit margin	26.3%	27.4%	(1.1	)pts.
Pre-tax income	$476	$643	(26.1)%
Pre-tax margin	10.9%	14.4%	(3.5	)pts.

* Recast to conform with 2016 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2016	2015*	Change
Global Business Services:
External gross profit	$2,188	$2,376	(7.9)%
External gross profit margin	26.1%	27.4%	(1.3	)pts.
Pre-tax income	$665	$1,231	(46.0)%
Pre-tax margin	7.7%	13.8%	(6.1	)pts.

* Recast to conform with 2016 presentation.

In the second quarter, the GBS gross profit margin decreased 1.1 points to 26.3 percent compared to the prior year. Pre-tax income of $476 million decreased 26.1 percent and the pre-tax margin declined 3.5 points to 10.9 percent. These margin declines reflect the investments in digital practices as well as some execution issues in the quarter. Additionally, in some traditional services areas, which are not as differentiated, there is price and profit pressure.  The company continues to invest and shift resources to higher value services around digital and cognitive.  It is also taking actions to improve delivery efficiency and execution while remaining focused on commitment to client success.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015*	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,857	$8,898	(0.5)%	0.0%
Infrastructure Services	$5,930	$5,817	1.9%	2.2%
Technical Support Services	1,829	1,881	(2.8)	(1.8)
Integration Software	1,098	1,200	(8.5)	(7.9)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015*	Change	Currency
Technology Services & Cloud Platforms external revenue:	$17,280	$17,452	(1.0)%	0.9%
Infrastructure Services	$11,556	$11,431	1.1%	2.8%
Technical Support Services	3,614	3,762	(3.9)	(1.3)
Integration Software	2,110	2,259	(6.6)	(5.3)

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

In the second quarter of 2016, Technology Services & Cloud Platforms revenue of $8,857 million decreased 0.5 percent as reported and was flat adjusted for currency compared to the prior year. Infrastructure Services revenue grew as reported and adjusted for currency, but was offset by declines in Technical Support Services and Integration Software. As reported and adjusted for currency, there was strong year-to-year performance in signings and backlog in the segment. For the first six months of the year, Technology Services & Cloud Platforms revenue of $17,280 million decreased 1.0 percent as reported, but grew 1 percent adjusted for currency.

Infrastructure Services revenue of $5,930 million grew 1.9 percent as reported (2 percent adjusted for currency) in the second quarter. Technical Support Services second quarter revenue of $1,829 million decreased 2.8 percent as reported (2 percent adjusted for currency). Integration Software revenue of $1,098 million decreased 8.5 percent as reported and 8 percent adjusted for currency compared to the second quarter of the prior year.

In Infrastructure Services, there was continued momentum as clients engage the company to optimize their IT environments and move to the cloud. The company is shifting from systems integration to services integration as it connects multiple environments and is building out hybrid infrastructures delivered as-a-Service to clients. The company also continues to sign transformative agreements with clients to optimize their infrastructure and help digitize their operations. There was strong revenue growth as reported and adjusted for currency in the IBM Cloud.

Overall, Integration Software revenue declined as the company shifts these offerings to the cloud. From a product perspective, there was continued strength in Connect products as clients integrate applications, data, and processes for both on-premises and cloud-based applications. Across Integration Software, the annuity content grew year to year in the second quarter (as reported and adjusted for currency) as the company continues the shift to an as-a-Service consumption model through new cloud capabilities delivered on IBM’s Bluemix cloud platform.

Within Technology Services & Cloud Platforms, total second quarter strategic imperatives revenue of $2,047 million grew 35.3 percent as reported (35 percent adjusted for currency) year to year. Cloud revenue of $1,418 million grew 42.7 percent as reported (43 percent adjusted for currency), with an as-a-Service exit run rate of $4,677 million. For the first six months of the year, strategic imperatives revenue within Technology Services & Cloud Platforms of $3,895 million grew 38.1 percent as reported (40 percent adjusted for currency), with Cloud revenue of $2,591 million growing 44.1 percent as reported (46 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2016	2015*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,746	$2,717	1.1%
External Technology Services gross profit margin	35.4%	35.3%	0.1	pts.
External Integration Software gross profit	$936	$1,037	(9.7)%
External Integration Software gross profit margin	85.3%	86.4%	(1.2	)pts.
External total gross profit	$3,683	$3,754	(1.9)%
External total gross profit margin	41.6%	42.2%	(0.6	)pts.
Pre-tax income	$1,279	$1,414	(9.5)%
Pre-tax margin	14.2%	15.6%	(1.4	)pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2016	2015*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$5,351	$5,416	(1.2)%
External Technology Services gross profit margin	35.3%	35.6%	(0.4	)pts.
External Integration Software gross profit	$1,779	$1,935	(8.1)%
External Integration Software gross profit margin	84.3%	85.7%	(1.3	)pts.
External total gross profit	$7,130	$7,351	(3.0)%
External total gross profit margin	41.3%	42.1%	(0.9	)pts.
Pre-tax income	$1,537	$2,544	(39.6)%
Pre-tax margin	8.7%	14.3%	(5.6	)pts.

* Recast to conform with 2016 presentation.

The Technology Services & Cloud Platforms gross profit margin decreased 0.6 points to 41.6 percent in the second quarter driven by mix impact within the segment.  For the first six months of 2016, gross margin decreased 0.9 points to 41.3 percent compared to the prior year. Gross profit detail is provided within this segment for additional information due to the new alignment of software content into this segment beginning in the first quarter.

In the second quarter, pre-tax income of $1,279 million decreased 9.5 percent and pre-tax margin declined 1.4 points to 14.2 percent. The pre-tax margin also reflects the mix impact as well as ongoing investments to build out cloud platforms. This quarter the company entered into an agreement with one of its strategic business partners to license the intellectual property of select assets within the Integration Software portfolio, while jointly going to market to ensure clients’ success.This will shift the spending profile for these assets to a more variable cost structure going forward.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2016	2015*	Change	Currency
Total backlog	$123.6	$124.1	(0.4)%	0.3%

* Recast to conform with 2016 presentation.

The estimated total services backlog at June 30, 2016 was $124 billion, a decrease of 0.4 percent as reported and flat adjusted for currency compared to the June 30, 2015 balance.

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

Management Discussion — (continued)

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015*	Change	Currency
Total signings	$13,053	$11,191	16.6%	16.2%

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015*	Change	Currency
Total signings	$21,077	$21,519	(2.1)%	0.0%

* Recast to conform with 2016 presentation.

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015*	Change	Currency
Systems external revenue:	$1,950	$2,541	(23.2)%	(23.3)%
Systems Hardware	$1,489	$2,056	(27.6)%	(27.7)%
z Systems			(40.1)	(40.4)
Power Systems			(24.0)	(23.6)
Storage Systems			(13.3)	(13.4)
Operating Systems Software	462	485	(4.7)	(4.5)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015*	Change	Currency
Systems external revenue:	$3,626	$4,683	(22.6)%	(22.1)%
Systems Hardware	$2,724	$3,714	(26.7)%	(26.3)%
z Systems			(41.6)	(41.2)
Power Systems			(19.6)	(19.0)
Storage Systems			(10.5)	(10.3)
Operating Systems Software	902	969	(6.9)	(5.7)

* Recast to conform with 2016 presentation.

In the second quarter of 2016, Systems revenue of $1,950 million decreased 23.2 percent as reported and 23 percent adjusted for currency compared to the prior year, reflecting the product cycle dynamics. For the first six months of the year, Systems revenue of $3,626 million declined 22.6 percent as reported (22 percent adjusted for currency).

Systems Hardware revenue of $1,489 million decreased 27.6 percent as reported (28 percent adjusted for currency) in the second quarter. Operating Systems Software second quarter revenue of $462 million decreased 4.7 percent as reported (4 percent adjusted for currency), compared to the prior year. Although there was modest sequential improvement in year-to-year performance (both as reported and adjusted for currency), Operating Systems Software is expected to continue to impact growth.

Management Discussion — (continued)

Within Systems Hardware, z Systems second quarter revenue decreased 40.1 percent as reported (40 percent adjusted for currency) year to year consistent with the product cycle. The company continues to expand the client base, adding thirteen new clients in the quarter and nearly seventy since the beginning of the cycle. The company continues to drive innovation in the z Systems platform, including the acquisition of EZSource (closed in the second quarter of 2016), which will help clients modify applications for their digital transformation while also supporting agility and hybrid cloud.

Power Systems second quarter revenue decreased 24.0 percent as reported (24 percent adjusted for currency) year to year with growth in the mid-range offset by declines in the high and low end products. The Unix market is a high value area that has been declining and the company represents the majority of the market. Performance in the second quarter reflects the replacement dynamic, following strong performance in the high end of Power 8 in the second quarter of 2015. While the mid-range has been growing year to year, a similar replacement dynamic is expected to occur in the third quarter of 2016. The company is addressing the growing Linux market with its Linux on Power strategy. This market is becoming a more meaningful part of the business, representing over 10 percent of Power revenue in the second quarter.

Storage Systems revenue decreased in the second quarter 2016 compared to 2015 by 13.3 percent as reported (13 percent adjusted for currency), as value in storage continues to shift to software. The second quarter performance reflected continued weakness in the traditional disk storage market. In the second quarter, the new all flash DS8K storage offering was released giving the company competitive differentiation, with plans to deliver all-flash offerings across the entire portfolio.

Within Systems, total second quarter strategic imperatives revenue of $937 million decreased 14.3 percent as reported (14 percent adjusted for currency) year to year. Cloud revenue of $767 million decreased 10.9 percent as reported (11 percent adjusted for currency). For the first six months of the year, strategic imperatives revenue within Systems of $1,590 million decreased 11.1 percent as reported (11 percent adjusted for currency), with Cloud revenue of $1,276 million decreasing 6.4 percent as reported (6 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2016	2015*	Change
Systems:
External Systems Hardware gross profit	$687	$992	(30.8)%
External Systems Hardware gross profit margin	46.1%	48.2%	(2.1	)pts.
External Operating Systems Software gross profit	$416	$442	(6.0)%
External Operating Systems Software gross profit margin	90.1%	91.3%	(1.2	)pts.
External total gross profit	$1,103	$1,434	(23.1)%
External total gross profit margin	56.5%	56.5%	0.1	pts.
Pre-tax income/(loss)	$229	$538	(57.5)%
Pre-tax margin	10.6%	19.7%	(9.1	)pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2016	2015*	Change
Systems:
External Systems Hardware gross profit	$1,259	$1,731	(27.3)%
External Systems Hardware gross profit margin	46.2%	46.6%	(0.4	)pts.
External Operating Systems Software gross profit	$802	$877	(8.5)%
External Operating Systems Software gross profit margin	89.0%	90.5%	(1.6	)pts.
External total gross profit	$2,062	$2,608	(21.0)%
External total gross profit margin	56.9%	55.7%	1.2	pts.
Pre-tax income/(loss)	$218	$800	(72.7)%
Pre-tax margin	5.4%	15.9%	(10.5	)pts.

* Recast to conform with 2016 presentation.

The Systems gross profit margin increased 0.1 points to 56.5 percent in the second quarter of 2016 compared to the prior year. This increase was due to margin (0.4 points) with improvements in z Systems and Power, offset by declines in Storage and Operating Systems Software margins and a less favorable product mix (0.3 points). The Systems gross profit margin increased 1.2 points to 56.9 percent in the first six months of 2016 compared to the prior year. This increase was due to margin (1.9 points) with improvements in z Systems and Power and offset by declines in the Operating Systems Software and Storage margins and a less favorable product mix (0.7 points). Gross profit detail is provided within this segment for additional information due to the new alignment of software content into this segment beginning in the first quarter.

In the second quarter, pre-tax income of $229 million decreased 57.5 percent and the pre-tax margin declined 9.1 points to 10.6 percent. The decline in pre-tax income reflects the revenue performance year to year.

Global Financing

See pages 80 through 86 for a discussion of Global Financing’s segment results.

Total Software

Under the company’s new segment structure total Software no longer exists as a segment, instead the company’s software revenue is included within the Cognitive Solutions, Technology Services & Cloud Platforms, and Systems segments. Given the current focus on IBM’s software revenue performance, the company will continue to report total software revenue performance throughout 2016. Total Software revenue, which includes Cognitive Solutions, Integration Software and Operating Systems Software, of $6,235 million increased 0.5 percent as reported and 1 percent adjusted for currency in the second quarter of 2016 compared to the prior year period. Year-to-year performance was driven by acceleration of annuity content (as reported and adjusted for currency) within Cognitive Solutions and Integration Software; partially offset by declines in annuity content within Operating Systems. Investments are driving growth in SaaS, both on an organic basis and from acquisitions. Overall, second quarter performance reflected sequential improvement of 3 points from the first quarter of 2016 as reported and 2 points adjusted for currency. From a product offering perspective, revenue growth in Solutions Software was partially offset by declines in Operating Systems Software, Transaction Processing Software and Integration Software (as reported and adjusted for currency).

For the first six months of 2016, total Software revenue of $11,666 million decreased 1.1 percent as reported and was flat adjusted for currency, with declines across all software lines except Solutions Software.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

Management Discussion — (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2016	2015	Change	Currency
Total Revenue	$20,238	$20,813	(2.8)%	(2.6)%
Geographies:	$20,163	$20,730	(2.7)%	(2.6)%
Americas	9,486	9,817	(3.4)	(1.8)
Europe/Middle East/Africa (EMEA)	6,274	6,570	(4.5)	(4.0)
Asia Pacific	4,402	4,343	1.4	(2.2)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2016	2015	Change	Currency
Total Revenue	$38,923	$40,403	(3.7)%	(2.3)%
Geographies:	$38,773	$40,228	(3.6)%	(2.3)%
Americas	18,159	19,130	(5.1)	(2.9)
Europe/Middle East/Africa (EMEA)	12,181	12,695	(4.1)	(2.3)
Asia Pacific	8,433	8,404	0.4	(0.8)

Total geographic revenue of $20,163 million decreased 2.7 percent as reported and 3 percent adjusted for currency in the second quarter of 2016 compared to the prior year. Americas revenue of $9,486 million decreased 3.4 percent as reported and 2 percent adjusted for currency. EMEA second-quarter revenue of $6,274 million decreased 4.5 percent as reported and 4 percent adjusted for currency. Asia Pacific revenue of $4,402 million grew 1.4 percent as reported, but decreased 2 percent adjusted for currency.

Within Americas, the U.S. second-quarter revenue decreased 2.1 percent compared to the prior year, but improved sequentially from the prior quarter. Canada was down 2.4 percent as reported and grew 2 percent adjusted for currency. Latin America decreased 12.9 percent as reported and 3 percent adjusted for currency in the second quarter compared to the prior year. Within Latin America, Brazil decreased 14.9 percent as reported and 6 percent adjusted for currency, but improved sequentially from the prior quarter (both as reported and adjusted for currency).

In the second quarter, within EMEA, revenue in the UK declined 8.2 percent as reported and 2 percent adjusted for currency. In late June 2016, a referendum by U.K. voters to exit the European Union (“Brexit”) adversely impacted global markets. It did not have a material impact to the company in the quarter. Germany decreased 7.2 percent as reported and 9 percent adjusted for currency. France decreased 4.8 percent as reported and 7 percent adjusted for currency. In addition, other countries had declines, including Switzerland which decreased 28.2 percent as reported and 26 percent adjusted for currency, that significantly impacted the overall growth rate. While overall there was a revenue decline as reported and on an adjusted basis in the Central and Eastern European region, in the second quarter Russia grew 1.1 percent compared to the prior year and improved sequentially from the prior quarter. The Middle East and Africa region grew 1.8 percent as reported and 6 percent adjusted for currency.

Within Asia Pacific, Japan grew 12.7 percent as reported and was flat adjusted for currency. Australia decreased 19.9 percent as reported and 16 percent adjusted for currency. India had strong growth of 11.3 percent as reported and 17 percent adjusted for currency. China decreased 3.6 percent as reported and 1 percent adjusted for currency. In the second quarter, both India and China improved sequentially from the prior quarter (as reported and adjusted for currency).

Total geographic revenue of $38,773 million decreased 3.6 percent as reported and 2 percent adjusted for currency in the first six months of 2016 compared to the prior year. Americas revenue of $18,159 million decreased 5.1 percent as reported and 3 percent adjusted for currency. EMEA revenue of $12,181 million decreased 4.1 percent as reported and 2 percent adjusted for currency. Asia Pacific revenue of $8,433 million grew 0.4 percent as reported, but declined 1 percent adjusted for currency.

Management Discussion — (continued)

Within Americas, the U.S. decreased 2.8 percent compared to the first six months of the prior year. Canada was down 6.4 percent as reported, but was flat adjusted for currency. Latin America decreased 18.4 percent as reported and 5 percent adjusted for currency. Within Latin America, Brazil declined 29.0 percent as reported and 15 percent adjusted for currency.

Within EMEA, revenue in the UK decreased 6.3 percent as reported, but was flat adjusted for currency compared to the first six months of the prior year. Germany decreased 4.9 percent as reported and 5 percent adjusted for currency. France decreased 3.5 percent as reported and 3 percent adjusted for currency. Italy grew 2.3 percent as reported and 2 percent adjusted for currency year to year. There was a decline in the Central and Eastern European region as reported and adjusted for currency including a year-to-year decline in Russia of 20.1 percent. The Middle East and Africa region grew 1.6 percent as reported and 7 percent adjusted for currency.

Within Asia Pacific, Japan grew 9.0 percent as reported and 1 percent adjusted for currency compared to the first six months of the prior year. Australia decreased 12.5 percent as reported and 7 percent adjusted for currency. India grew 8.0 percent as reported and 15 percent adjusted for currency. China decreased 5.5 percent as reported and 3 percent adjusted for currency.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Total consolidated expense and other (income)	$6,653	$6,165	7.9%
Non-operating adjustments:
Amortization of acquired intangible assets	$(136)	$(72)	88.7%
Acquisition-related charges	(23)	(7)	214.2
Non-operating retirement-related (costs)/income	(83)	(74)	11.5
Operating (non-GAAP) expense and other (income)	$6,411	$6,012	6.6%
Total consolidated expense-to-revenue ratio	32.9%	29.6%	3.3	pts.
Operating (non-GAAP) expense-to-revenue ratio	31.7%	28.9%	2.8	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Total consolidated expense and other (income)	$14,306	$12,617	13.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(235)	$(151)	55.5%
Acquisition-related charges	3	(8)	nm
Non-operating retirement-related (costs)/income	(146)	(395)	(63.0)
Operating (non-GAAP) expense and other (income)	$13,928	$12,063	15.5%
Total consolidated expense-to-revenue ratio	36.8%	31.2%	5.5	pts.
Operating (non-GAAP) expense-to-revenue ratio	35.8%	29.9%	5.9	pts.

nm - not meaningful

Total expense and other (income) increased 7.9 percent in the second quarter and increased 13.4 percent in the first six months of 2016 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) increased 6.6 percent in the second quarter and increased 15.5 percent in the first six months of 2016 compared to the second quarter and first six months of 2015, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

Management Discussion — (continued)

	Total Consolidated				Operating (non-GAAP)
For the three and six months ended June 30, 2016:	Three Months		Six Months		Three Months		Six Months
Currency*	3	points	1	point	4	points	1	point
Acquisitions	6	points	5	points	5	points	4	points
Base	(2)	points	7	points	(2)	points	10	points

* Reflects impacts of translation and hedging programs.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,522	$4,230	6.9%
Advertising and promotional expense	361	341	6.1
Workforce rebalancing charges	15	178	(91.6)
Retirement-related costs	198	193	2.8
Amortization of acquired intangible assets	136	72	88.7
Stock-based compensation	91	92	(1.1)
Bad debt expense	26	74	(65.4)
Total consolidated selling, general and administrative expense	$5,349	$5,179	3.3%
Non-operating adjustments:
Amortization of acquired intangible assets	$(136)	$(72)	88.7%
Acquisition-related charges	(23)	(2)	nm
Non-operating retirement-related (costs)/income	(75)	(63)	19.7
Operating (non-GAAP) selling, general and administrative expense	$5,114	$5,042	1.4%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$8,714	$8,307	4.9%
Advertising and promotional expense	709	653	8.5
Workforce rebalancing charges	1,013	463	118.8
Retirement-related costs	377	631	(40.3)
Amortization of acquired intangible assets	235	151	55.5
Stock-based compensation	190	178	6.3
Bad debt expense	123	157	(21.8)
Total consolidated selling, general and administrative expense	$11,361	$10,541	7.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$(235)	$(151)	55.5%
Acquisition-related charges	9	(2)	nm
Non-operating retirement-related (costs)/income	(130)	(371)	(64.9)
Operating (non-GAAP) selling, general and administrative expense	$11,004	$10,017	9.9%

nm - not meaningful

Total selling, general and administrative (SG&A) expense increased 3.3 percent in the second quarter of 2016 versus the prior year driven primarily by the following factors:

•                  Acquisition-related spending (5 points); partially offset by

•                  Lower workforce rebalancing charges (3 points).

Operating (non-GAAP) expense increased 1.4 percent year to year in the second quarter of 2016 driven primarily by:

Management Discussion — (continued)

•                  Acquisition-related spending (4 points); partially offset by

•                  Lower workforce rebalancing charges (3 points).

SG&A expense increased 7.8 percent in the first six months of 2016 versus the first six months of 2015 driven primarily by the following factors:

•                  Higher workforce rebalancing charges (5 points); and

•                  Acquisition-related spending (4 points); partially offset by

•                  A prior year pension obligation related to litigation in Spain (2 points); and

•                  The effects of currency (1 point).

Operating (non-GAAP) expense increased 9.9 percent year to year driven primarily by the same factors excluding the benefit from the prior-year pension obligation which was not reflected in operating (non-GAAP) expense.

Bad debt expense decreased $34 million year to year. The receivables provision coverage was 2.9 percent at June 30, 2016, an increase of 30 basis points from year-end 2015 and 20 basis points from June 30, 2015.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Total consolidated research, development and engineering expense	$1,465	$1,300	12.7%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(7)	$(11)	(35.0)%
Operating (non-GAAP) research, development and engineering expense	$1,458	$1,289	13.1%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Total consolidated research, development and engineering expense	$2,923	$2,598	12.5%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(16)	$(24)	(34.4)%
Operating (non-GAAP) research, development and engineering expense	$2,907	$2,574	12.9%

Research, development and engineering (RD&E) expense was 7.2 percent and 7.5 percent of revenue in the second quarter and first six months of 2016, respectively, compared to 6.2 percent and 6.4 percent in prior year periods, respectively. The company continues to grow its investment in research & development as it builds new markets and maintains its leadership in enterprise IT.

RD&E expense increased 12.7 percent in the second quarter of 2016 versus the second quarter of 2015 primarily driven by:

•                  Higher expense due to acquisitions (8 points); and

•                  Increased base spending (5 points); partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) RD&E expense increased 13.1 percent in the second quarter of 2016 compared to the prior year driven primarily by the same factors.

Management Discussion — (continued)

RD&E expense increased 12.5 percent in the first six months of 2016 versus the first six months of 2015 primarily driven by:

•                  Increased base spending (7 points); and

•                  Higher expense due to acquisitions (7 points); partially offset by

•                  The effects of currency (2 points).

Operating (non-GAAP) RD&E expense increased 12.9 percent in the first six months of 2016 compared to the prior year driven primarily by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$275	$30	806.4%
Licensing/royalty-based fees	37	27	33.9
Custom development income	53	71	(24.3)
Total	$365	$128	184.3%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$400	$102	293.0%
Licensing/royalty-based fees	78	59	32.6
Custom development income	105	141	(25.7)
Total	$582	$301	93.3%

       Sales and other transfers of intellectual property increased in the second quarter and first six months of 2016 compared to the prior year periods, primarily due to $175 million reflected in the second quarter of 2016 as the result of a licensing agreement for certain intellectual property primarily within the company’s Integration Software portfolio. This partnership will accelerate product innovation and extend the capabilities to hybrid cloud. There were no significant individual IP transactions in the second quarter of 2015. The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures/licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$195	$(25)	nm
(Gains)/losses on derivative instruments	(108)	(134)	(19.5)%
Interest income	(29)	(18)	62.0
Net (gains)/losses from securities and investment assets	(5)	(22)	(76.3)
Other	(16)	(102)	(84.4)
Total consolidated other (income) and expense	$37	$(301)	nm
Non-operating adjustment:
Acquisition-related charges	$—	$(5)	(100.0)%
Operating (non-GAAP) other (income) and expense	$37	$(306)	nm

nm - not meaningful

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$421	$65	548.0%
(Gains)/losses on derivative instruments	(316)	(311)	1.4
Interest income	(53)	(37)	46.1
Net (gains)/losses from securities and investment assets	34	(23)	nm
Other	204	(139)	nm
Total consolidated other (income) and expense	$289	$(444)	nm
Non-operating adjustment:
Acquisition-related charges	$(6)	$(5)	6.6%
Operating (non-GAAP) other (income) and expense	$284	$(450)	nm

nm - not meaningful

Total consolidated other (income) and expense was expense of $37 million in the second quarter of 2016 compared to income of $301 million in the second quarter of 2015. The decrease in income of $338 million year over year was primarily driven by:

•                  Higher foreign currency transaction losses ($220 million); and

•                  Prior year gains on real estate asset dispositions ($55 million); and

•                  Lower gains on divestitures ($44 million), primarily associated with the System x divestiture; and

•                  Lower gains on derivative instruments ($26 million).

The consolidated other (income) and expense was expense of $289 million in the first six months of 2016 compared to income of $444 million in the first six months of 2015. The decrease in income of $734 million year over year was primarily driven by:

•                  Higher foreign currency transaction losses ($356 million); and

•                  Real estate capacity charges related to the first-quarter 2016 workforce transformation ($328 million); and

•            Increased losses from securities and investment assets ($56 million) primarily related to the sale of Lenovo shares ($37 million) in the first quarter of 2016.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Interest expense	$167	$115	45.3%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Interest expense	$315	$223	41.2%

The increase in interest expense in the second quarter and first six months of 2016 versus the same periods of 2015 was primarily driven by higher average debt levels and higher average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2016 was $314 million and $599 million, respectively, an increase of $62 million and $100 million, respectively, versus the comparable prior-year periods.

Management Discussion — (continued)

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2016	2015	Change
Retirement-related plans — cost:
Service cost	$111	$123	(10.1)%
Amortization of prior service costs/(credits)	(27)	(25)	7.7
Cost of defined contribution plans	269	276	(2.7)
Total operating costs/(income)	$353	$375	(5.9)%
Interest cost	$831	$830	0.1%
Expected return on plan assets	(1,405)	(1,472)	(4.6)
Recognized actuarial losses	690	816	(15.5)
Curtailments/settlements	10	3	189.9
Multi-employer plans/other costs	37	8	379.4
Total non-operating costs/(income)	$163	$186	(12.1)%
Total retirement-related plans — cost	$516	$560	(7.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2016	2015	Change
Retirement-related plans — cost:
Service cost	$221	$239	(7.5)%
Amortization of prior service costs/(credits)	(53)	(51)	3.7
Cost of defined contribution plans	540	565	(4.3)
Total operating costs/(income)	$709	$753	(5.9)%
Interest cost	$1,657	$1,664	(0.4)%
Expected return on plan assets	(2,798)	(2,945)	(5.0)
Recognized actuarial losses	1,377	1,646	(16.3)
Curtailments/settlements	14	7	94.1
Multi-employer plans/other costs	55	256	(78.4)
Total non-operating costs/(income)	$306	$627	(51.3)%
Total retirement-related plans — cost	$1,014	$1,380	(26.5)%

In the second quarter of 2016, total pre-tax retirement-related plan cost decreased by $44 million compared to the second quarter of 2015, primarily driven by a decrease in recognized actuarial losses ($126 million); partially offset by lower expected return on plan assets ($67 million). Total cost for the first six months of 2016 decreased by $366 million versus the first six months of 2015, primarily driven by a decrease in recognized actuarial losses ($269 million), a prior year pension obligation related to litigation ($230 million), and lower defined contribution plan costs ($24 million); partially offset by lower expected return on plan assets ($147 million).

As discussed in the “Snapshot” on page 48, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2016 were $353 million, a decrease of $22 million compared to the second quarter of 2015, primarily driven by lower service cost ($12 million) and lower defined contribution plans cost ($8 million). Non-operating costs of $163 million in the second quarter of 2016 decreased $23 million year to year, driven primarily by a decrease in recognized actuarial losses ($126 million); partially offset by lower expected return on plan assets ($67 million). For the first six months of 2016, operating retirement-related costs were $709 million, a decrease of $44 million compared to the first six months of 2015, primarily driven by lower defined contribution plan costs ($24 million) and lower service cost ($18 million). Non-operating costs of $306 million decreased $322 million in the first six months of 2016 compared to the prior year, driven primarily by a decrease in

Management Discussion — (continued)

recognized actuarial losses ($269 million) and a prior year pension obligation related to litigation ($230 million); partially offset by lower expected return on plan assets ($147 million).

Taxes

The continuing operations effective tax rate for the second quarter of 2016 was 17.8 percent, an increase of 1.3 points compared to the second quarter of 2015. The continuing operations effective tax rate for the first six months of 2016 was (10.8) percent, a decrease of 28.5 points compared to the first six months of 2015. The operating (non-GAAP) tax rate for the second quarter of 2016 was 19.0 percent, an increase of 1.8 points compared to the second quarter of 2015. The operating (non-GAAP) tax rate for the first six months of 2016 was (5.0) percent, a decrease of 23.5 points compared to the first six months of 2015.

The higher continuing operations effective tax rate and the higher operating (non-GAAP) tax rate for the second quarter of 2016 were primarily driven by a one-time net discrete benefit in the second quarter of 2015 due to foreign tax audit activity (approximately $127 million), partially offset by a more favorable mix of geographic income year to year. The decrease in the continuing operations effective tax rate for the first six months of 2016 compared to 2015 was primarily driven by the favorable resolution of a long-standing tax matter in February 2016 related to the determination of certain foreign tax losses incurred by the company in Japan (28.7 points), a favorable settlement of the remaining open items on the company’s U.S. income tax returns for 2011 and 2012 (0.9 points) and a benefit related to the first quarter 2016 real estate capacity actions (1.3 points). These benefits were partially offset by a 2016 tax charge related to intercompany royalties from foreign subsidiaries (1.7 points) and the year-to-year impact of the 2015 foreign tax audit benefit (1.8 points). The decline in the operating (non-GAAP) tax rate was primarily driven by the same factors.

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

The amount of unrecognized tax benefits at December 31, 2015 increased by $31 million in the second quarter of 2016 and decreased by $877 million in the first six months of 2016 to $3,697 million. The overall decrease was primarily due to the first quarter favorable resolution of the Japan tax matter. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2,820 million at June 30, 2016.

In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million (approximately $793 million at second quarter 2016 currency rates) from the Indian Tax Authorities for 2009. In July 2016, the Karnataka High Court in Bangalore set aside this assessment by way of court order and the company has reached a mutual agreement with the Income Tax Department for a new assessment, which will take place over an 18 month period. At June 30, 2016, the company has recorded $557 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2016	2015	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.61	$3.58	(27.1)%
Basic	$2.62	$3.59	(27.0)%
Diluted operating (non-GAAP)	$2.95	$3.84	(23.2)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	960.5	986.7	(2.7)%
Basic	957.4	982.3	(2.5)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2016	2015	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$4.69	$6.01	(22.0)%
Basic	$4.71	$6.03	(21.9)%
Diluted operating (non-GAAP)	$5.30	$6.75	(21.5)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	962.4	989.5	(2.7)%
Basic	959.5	985.2	(2.6)%

Actual shares outstanding at June 30, 2016 were 955.8 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2016 were 26.2 million and 27.1 million shares lower, respectively, than the same periods of 2015. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $0.4 million and $3 million in the second quarter and first six months of 2016, respectively, compared to $77 million and $165 million in the second quarter and first six months of 2015, respectively. The discontinued operations effective tax rate in the second quarter of 2016 was 36.9 percent compared to 30.5 percent in the second quarter of 2015 and was 38.2 percent in the first six months of 2016 compared to 28.3 percent in the prior-year period.

Financial Position

Dynamics

At June 30, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $10,616 million. Total debt of $44,525 million increased $4,635 million from prior year-end levels, driven by new debt issuances of $8,239 million, partially offset by maturities of $3,347 million. Within total debt, $26,517 million, or approximately 60 percent, is in support of the Global Financing business. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first six months of 2016, the company generated $9,088 million in cash from operations, an increase of $1,594 million compared to the first six months of 2015. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. In October 2015, the term of the five-year global credit facility was extended by one year, and now expires on November 10, 2020.

Management Discussion — (continued)

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 82, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Current assets	$43,524	$42,504
Current liabilities	33,585	34,269
Working capital	$9,939	$8,235

Current ratio	1.30:1	1.24:1

Working capital increased $1,704 million from the year-end 2015 position. The key changes are described below:

Current assets increased $1,019 million ($310 million adjusted for currency) due to:

•                  An increase of $2,330 million ($2,216 million adjusted for currency) in cash and cash equivalents; and

•                  An increase of $471 million ($403 million adjusted for currency) in prepaid expenses and other current assets; and

•                  An increase of $448 million ($320 million adjusted for currency) in trade and other accounts receivable; partially offset by

•                  A decline of $2,385 million ($2,760 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances.

Current liabilities decreased $684 million ($1,785 million adjusted for currency) as a result of:

•                  A decrease in short-term debt of $1,574 million ($1,654 million adjusted for currency) primarily as a result of maturities of $3,347 million and a decrease in commercial paper of $600 million, partially offset by reclassifications of $2,379 million from long term to reflect upcoming maturities; and

•                  A decrease in taxes payable of $571 million ($652 million adjusted for currency) primarily driven by income tax payments; and

•                  A decrease in accounts payable of $543 million ($618 million adjusted for currency) reflecting declines from typically higher year-end balances; partially offset by

•                  An increase in other accrued expenses and liabilities of $1,127 million ($558 million adjusted for currency) driven by workforce rebalancing net accruals ($661 million) and derivative positions ($210 million); and

•                  An increase in deferred income of $487 million driven by currency related increases of $231 million.

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion — (continued)

(Dollars in millions)
For the six months ended June 30:	2016	2015
Net cash provided by/(used in) continuing operations:
Operating activities	$9,088	$7,494
Investing activities	(6,550)	(1,371)
Financing activities	(322)	(5,970)
Effect of exchange rate changes on cash and cash equivalents	114	(236)
Net change in cash and cash equivalents	$2,330	$(83)

Net cash provided by operating activities increased by $1,594 million as compared to the first six months of 2015 driven by the following factors:

•                  A decline in income tax payments of $2,313 million; and

•                  A decline in cash contributions for postretirement plans of $330 million; and

•                  A decline in cash payments for workforce rebalancing of $303 million; and

•                  A decline in performance based compensation payments of $226 million; partially offset by

•                  Performance related declines within net income.

Net cash used in investing activities increased $5,179 million compared to the first six months of 2015 driven by:

•                  An increase in net cash used related to acquisitions of $4,696 million.

Net cash used in financing activities decreased $5,648 million as compared to the first six months of 2015 driven by:

•                  An increase in net cash sourced from debt transactions of $5,451 million primarily driven by higher levels of issuances in the current period.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Noncurrent assets	$74,533	$67,991
Long-term debt	$39,638	$33,428
Noncurrent liabilities (excluding debt)	$28,945	$28,374

The increase in noncurrent assets of $6,542 million ($5,375 million adjusted for currency) was driven by:

•                  An increase of $4,401 million in goodwill ($4,125 million adjusted for currency) and $1,662 million in net intangible assets driven by acquisitions; and

•                  An increase in retirement plans assets of $1,223 million ($1,252 million adjusted for currency) driven by the expected returns on plan assets; partially offset by

•                  A decrease of $747 million in long-term financing receivables ($1,081 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

Long-term debt increased $6,209 million ($5,957 million adjusted for currency) from the year-end balance primarily driven by:

•                  Issuances of $8,041 million; partially offset by

•                  Reclassification to short-term debt of $2,379 million to reflect upcoming maturities.

Management Discussion — (continued)

The increase in noncurrent liabilities (excluding debt) of $571 million (a decrease of $297 million adjusted for currency) was driven by:

•                  An increase of $286 million ($2 million adjusted for currency) in other liabilities associated with acquisition-related liabilities; and

•                  An increase in retirement and nonpension postretirement liabilities of $220 million driven by a currency impact of $500 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Total company debt	$44,525	$39,890
Total Global Financing segment debt	$26,517	$27,205
Debt to support external clients	22,643	23,934
Debt to support internal clients	3,874	3,271
Non-Global Financing debt	$18,008	$12,684

Total debt of $44,525 million was up $4,635 million from December 31, 2015, driven by the timing of the company’s current year term debt issuances.

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

Non-Global Financing debt of $18,008 million was up $5,324 million from December 31, 2015 and up $5,514 million from the second quarter of 2015.

Consolidated debt-to-capitalization ratio at June 30, 2016 was 73.7 percent versus 73.4 percent at December 31, 2015 and 73.6 percent at June 30, 2015.

Given the significant leverage, the company also presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 59.5 percent at June 30, 2016 compared to 54.3 percent at December 31, 2015 and 55.3 percent at June 30, 2015.

Equity

Total equity increased by $1,465 million from December 31, 2015 as a result of an increase in retained earnings of $1,946 million, an increase in retirement-related amounts of $806 million and an increase of $351 million related to currency translation, partially offset by an increase in treasury stock of $1,780 million primarily due to common stock repurchases.

Management Discussion — (continued)

Looking Forward

The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of major shifts occurring in technology, business and the global economy.

Within the IT industry, there are major shifts occurring—driven by data and analytics, cloud and changes in the ways individuals and enterprises are engaging. The company has differentiated itself from other technology providers by moving into new spaces, and in some cases, creating entirely new markets.

In January 2016, to support this ongoing shift, the company made a number of changes to its management system and organizational structure. In February, the company met with investors to discuss the progress of the transformation, and detailed how IBM is becoming more than a hardware, software and services company; it is emerging as a cognitive solutions and cloud platform company.

In the first half of 2016, the company had continued strong performance in its strategic imperatives that are focused on these market shifts. The company’s strategic imperatives - cloud, analytics, mobile, social and security solutions revenue grew 13 percent year to year as reported and 14 percent adjusted for currency. Over the past 12 months, the strategic imperatives generated $30.7 billion in revenue, which represents approximately 38 percent of the company’s total revenue. In the first half, the company continued to take significant actions to drive the shift towards its strategic imperatives with targeted investments, including acquisitions in Cognitive Solutions (including the Truven acquisition) and GBS, as well as the continued build-out of as-a-Service capabilities. The company has also taken actions to transform the workforce and accelerate the move away from non-strategic areas. While these actions impacted profit and margins in the first half of the year, they improve the position for the future. These actions were focused on rebalancing skills more than capacity reduction, enabling reinvestment to build capabilities as well as contributing savings. The majority of the gross savings in the current year from these actions are expected in the fourth quarter of 2016.

The company’s strategic direction is clear and compelling, and the company will continue to shift to the higher value areas of enterprise IT. The strong revenue growth in the strategic imperatives confirms that, as does the overall profitability of the business. These offerings are as high value as the other more traditional parts of the business, which continue to manage clients’ most critical business processes. In addition, the company expects to continue to allocate its capital efficiently and effectively to investments, and to return value to its shareholders through a combination of dividends and share repurchases. Over the longer term, in consideration of the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher value business mix, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization in the 90’s percent range.

In the near term, there are a few dynamics that are inconsistent with that longer term trajectory. Specifically, in 2016, the company will be continuing to manage and drive the ongoing transformation of the business. As an example, GBS continues its transition, with strong growth in strategic imperatives offset by declines in the more traditional areas. The company will continue to engineer this shift. In addition, while the company is fully participating in the shift to cloud and as-a-Service, the margins in that business are impacted by the level of investment the company is making and the fact that the business is not yet at scale.

Overall, looking forward, the company expects to continue to grow in many areas of the business, including continued strong growth in the strategic imperatives. Recent acquisitions are contributing to revenue and while they impact profit negatively initially, the acquisitions will provide profit contribution over time. Many of the capabilities being built are cloud-based and delivered as-a-Service. This profile and level of investment will impact margin in the short-term, but achieve the company’s long-term strategy and profit model. In January 2016, the company provided expectations for the year that it would acquire key capabilities, rebalance its workforce, resolve various matters including tax matters, and return value to shareholders. This was all taken into account in the full-year view of earnings per share. With the successful resolution of a significant tax matter and large workforce rebalancing action, the company made significant progress in the first half. Overall, the company now expects GAAP earnings per share from continuing operations to be at least $12.23 compared to the prior expectation of at least $12.35, driven primarily by higher acquisition-related expenses. The company continues to expect operating (non-GAAP) earnings per share to be at least $13.50, which excludes acquisition-related charges of $0.84 per share and non-operating retirement-related items of $0.43 per share. For the third quarter of 2016, the company expects GAAP and operating (non-GAAP) earnings per share to be between 22 and 24 percent of the full year, most likely in the middle to the high end of that range.

Management Discussion — (continued)

From a segment perspective, in the first half, Cognitive Solutions revenue grew, led by analytics and security in Solutions Software and the company broadened the reach of Watson with new services, products and partnerships. Services backlog of $123.6 billion was flat year to year at constant currency, with improvement in Technology Services & Cloud Platforms and declines in GBS. GBS gross margins declined in the quarter, reflecting increased investment in digital and some execution issues. The engineered shift to digital drove strong growth in the strategic imperatives. Mainframe revenues decreased and margins improved consistent with product cycle dynamics. Under the new segment structure, software value has been integrated into three of the segments: Cognitive Solutions, Technology Services & Cloud Platforms, and Systems. The software annuity base continued to grow with steady renewal rates and growth in the Software-as-a-Service business. The company continues to expect acquisitions to drive improvement in the software revenue trajectory in 2016.

Free cash flow realization, defined as free cash flow to income from continuing operations (GAAP), was 98 percent as reported in 2015 and now is expected to be in the high 90’s percent level in 2016. At the profit level associated with the earnings per share expectations, this translates to a free cash flow range of $11 billion to $12 billion in 2016. The company continues to expect free cash flow for 2016 at the high end of that range at the expected profit level. Free cash flow realization is also expected to be in the 90’s percent level in 2017.

Looking forward to the second half of 2016, the company expects profit contribution from the transformation actions taken in the first quarter of the year, nominal impact to earnings per share from the mainframe cycle, and less of an impact from organic investments than the first half. As the company builds cognitive and cloud capabilities, acquisitions have had an impact to earnings per share growth rates, and while they will be dilutive in the second half, they are expected to have a lower level of impact. Currency impacts to the company’s profit growth, which is primarily due to the roll-off effect of 2015’s hedging gains, may moderate (at mid-July spot rates) due to year-to-year hedging dynamics and a slightly better translational environment. Given “Brexit” occurred in late June, which did not have a material impact to the quarter, the company has not seen sufficient impact to change full year expectations. In total, the company expects an improved trajectory in GAAP and operating (non-GAAP) earnings per share growth in the second half as compared to the first half.

The GAAP tax rate is expected to be approximately 1 point lower than the operating (non-GAAP) tax rate which the company expects to be 19 percent for the rest of the year. However, other factors could impact the rate and the operating tax rate could be in the range of 18 percent, plus or minus a couple of percentage points. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

The company expects 2016 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $600 million compared to 2015. This estimate reflects current pension plan assumptions at December 31, 2015. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.4 billion, a decrease of approximately $100 million versus 2015. Non-operating retirement-related plan cost is expected to be approximately $600 million, a decrease of approximately $400 million compared to 2015, driven by decreased recognized actuarial losses and the Spanish pension litigation impacts in 2015. Contributions for all retirement-related plans are expected to be approximately $2.6 billion in 2016, approximately flat compared to 2015.

The company uses December 31 as the year-end measurement date for all its retirement-related plans. If a significant event, such as curtailment occurs, a remeasurement would be performed. No curtailment gains or losses were recorded for the six months ended June 30, 2016 and the company continues to evaluate the impact of actions on its worldwide postretirement defined benefit plans.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At June 30, 2016, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2015. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

Management Discussion — (continued)

believes that some of the currency-based changes in cost impact the prices charged to clients. The company also maintains currency hedging programs for cash management purposes which mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results.

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first six months of 2016. Based on the currency rate movements in the first six months of 2016, total revenue decreased 3.7 percent as reported and decreased 2.3 percent at constant currency versus the first six months of 2015. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $10 million in the first six months of 2016 on an as-reported basis and had no impact on an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $450 million in the first six months of 2015 on an as-reported basis and a decrease of approximately $600 million on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

The company continues to monitor the economic conditions in Venezuela. In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the SIMADI rate with DICOM, which is expected to be a floating exchange rate. The company recorded a pre-tax loss of $43 million in the first quarter of 2016 in other (income) and expense in the Consolidated Statement of Earnings as a result of the elimination of SICAD and devaluation in the new exchange. The system for currency exchange in Venezuela has remained the same through the second quarter and the company continues to use the SIMADI rate since the DICOM rate has not been instrumented by the authorities. Total pre-tax loss for the first six months of 2016 was $45 million. The company’s net assets denominated in local currency were $4 million at June 30, 2016. The company’s operations in Venezuela comprised less than 1 percent of total 2015 and 2014 revenue, respectively.

Liquidity and Capital Resources

In the company’s recast 2015 Annual Report on Form 8-K dated June 13, 2016, on pages 45 to 48, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 45 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2016, those amounts are $9.1 billion for net cash from operating activities, $10.6 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2016 appear in the table below. The agency ratings remain unchanged from December 31, 2015. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 27, 2016, March 30, 2016 and June 24, 2015, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2016, the fair value of those instruments that were in a liability position was $414 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

Management Discussion — (continued)

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 74. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

The company uses free cash flow as a measure to evaluate its operating results, plan share repurchase levels, strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. The company defines free cash flow as net cash from operating activities less the change in Global Financing receivables and net capital expenditures, including the investment in software. A key objective of the Global Financing business is to generate strong returns on equity, and increasing receivables is the basis for growth. Accordingly, management considers Global Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Global Financing receivables. Free cash flow guidance is derived using an estimate of profit, working capital and operational cash outflows. The company views Global Financing receivables as a profit-generating investment which it seeks to maximize and therefore it is not considered when formulating guidance for free cash flow. As a result the company does not estimate a GAAP net cash from operating activities expectation metric.

The following is management’s view of cash flows for the first six months of 2016 and 2015 prepared in a manner consistent with the description above.

(Dollars in millions)
For the six months ended June 30:	2016	2015
Net cash from operating activities per GAAP	$9,088	$7,494
Less: change in Global Financing receivables	2,713	1,214
Net cash from operating activities, excluding Global Financing receivables	6,375	6,280
Capital expenditures, net	(1,949)	(1,830)
Free cash flow	4,426	4,450
Acquisitions	(5,405)	(708)
Divestitures	35	81
Share repurchases	(1,775)	(2,303)
Dividends	(2,590)	(2,366)
Non-Global Financing debt	5,061	391
Other (includes Global Financing receivables and Global Financing debt)	2,670	739
Change in cash, cash equivalents and short-term marketable securities	$2,421	$284

In the first six months of 2016 net cash from operating activities increased $1.6 billion year to year and free cash flow of $4.4 billion was essentially flat year to year. Within free cash flow, performance-related declines in net income were offset by a reduction in cash tax payments. Net capital expenditures of $1.9 billion increased $0.1 billion year to year. In the first six months of 2016, the company continued to focus its cash utilization on returning value to shareholders including $2.6 billion in dividends and $1.8 billion in gross common stock repurchases.

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s recast 2015 Annual Report on Form 8-K dated June 13, 2016 include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make pension plan contributions, which are generally legally mandated, to certain non-U.S. plans of approximately $500 million in 2016. Contributions related to all retirement-related plans are expected to be approximately $2.6 billion in 2016. Financial market performance could change the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded

Management Discussion — (continued)

status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016	2015
External revenue	$424	$478	$834	$939
Internal revenue	502	704	988	1,290
Total revenue	926	1,182	1,822	2,229
Cost	298	375	570	717
Gross profit	$628	$807	$1,252	$1,513
Gross profit margin	67.8%	68.3%	68.7%	67.9%
Pre-tax income	$467	$613	$853	$1,128
After-tax income	$324	$410	$585	$755
Return on equity*	35.5%	43.9%	31.8%	39.4%

* See page 86 for the details of the after-tax income and return on equity calculation.

The decrease in revenue in the second quarter, as compared to the same period in 2015, was due to:

•                  A decline in internal revenue of 28.7 percent, due to decreases in used equipment sales revenue (down 31.3 percent to $431 million) and financing revenue (down 8.1 percent to $71 million); and

•                  A decline in external revenue of 11.3 percent as reported (10.0 percent adjusted for currency), due to decreases in financing revenue (down 9.0 percent to $313 million) and used equipment sales revenue (down 17.0 percent to $111 million).

The decrease in revenue in the first six months, as compared to the same period in 2015, was due to:

•                  A decline in internal revenue of 23.4 percent, due to decreases in used equipment sales revenue (down 25.7 percent to $833 million) and financing revenue (down 8.6 percent to $155 million); and

Management Discussion — (continued)

•                  A decline in external revenue of 11.2 percent as reported (8.2 percent adjusted for currency), due to decreases in financing revenue (down 11.6 percent to $631 million) and used equipment sales revenue (down 10.0 percent to $203 million).

The decrease in internal financing revenue in the second quarter of 2016, compared to the same period in 2015, was due to lower asset yields, partially offset by an increase in average asset balance. The decrease in internal financing revenue for the first six months of 2016, compared to the same period in 2015, was due to lower asset yields. The decreases in external financing revenue in the second quarter of 2016 and for the first six months of 2016, compared to the same periods in 2015, were due to lower asset yields and a decrease in the average asset balance.

Global Financing gross profit decreased 22.2 percent and 17.3 percent in the second quarter and the first six months respectively, of 2016, compared to the same periods in 2015, due to decreases in used equipment sales gross profit and financing gross profit. The gross profit margin decreased 0.5 points in the second quarter of 2016, compared to the same period in 2015, due to a decrease in the sales margin, partially offset by an increase in the financing margin. The gross profit margin increased 0.9 points in the first six months of 2016, compared to the same period in 2015, due to an increase in the financing margin, partially offset by a decrease in sales margin.

Global Financing pre-tax income decreased 23.8 percent to $467 million in the second quarter of 2016, compared to the same period in 2015, due to lower gross profit ($179 million) and an increase in selling, general and administrative expenses ($7 million), partially offset by a decrease in financing receivables provisions ($41 million). Pre-tax income decreased 24.4 percent to $853 million in the first six months of 2016, compared to the same period in 2015, due to lower gross profit ($261 million) and an increase in selling, general and administrative expenses ($31 million), partially offset by a decrease in financing receivables provisions ($17 million). The decrease in financing receivables provisions in the second quarter of 2016, compared to the same period in 2015, was due to lower specific reserve requirements in China in the current year. The decrease in financing receivables provisions in the first six months of 2016, compared to the same period in 2015, was due to lower specific reserve requirements in China, partially offset by higher reserve requirements due to deteriorating conditions in Brazil in the current year.

The decrease in return on equity in the second quarter and first six months of 2016, compared to the same periods of 2015, was due to the decrease in net income, partially offset by a decrease in equity.

Management Discussion — (continued)

Financial Position

Balance Sheet

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Cash and cash equivalents	$1,679	$1,555
Net investment in sales-type and direct financing leases	7,326	7,594
Equipment under operating leases — external clients (1)	603	605
Client loans	11,427	12,525
Total client financing assets	19,356	20,725
Commercial financing receivables	7,145	8,948
Intercompany financing receivables (2) (3)	4,875	4,245
Other receivables	303	308
Other assets	475	378
Total assets	$33,833	$36,157
Intercompany payables (2)	$1,673	$3,089
Debt (4)	26,517	27,205
Other liabilities	2,012	2,134
Total liabilities	30,201	32,428
Total equity	3,631	3,729
Total liabilities and equity	$33,833	$36,157

(1) Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions which is eliminated in IBM’s consolidated results.

(2) Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.

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

At June 30, 2016, substantially all financing assets were IT related assets, and approximately 52 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The reduction in investment grade year to year (4 points) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

Management Discussion — (continued)

Additionally, as noted above, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 12 points to 65 percent.

Originations

The following are total financing originations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Client financing	$2,791	$3,960	$5,337	$6,964
Commercial financing	10,213	9,488	19,537	18,315
Total	$13,005	$13,448	$24,874	$25,279

Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first six months of 2016 which resulted in a net decline in financing assets from December 2015. Client financing cash collections exceeded new originations in the second quarter ending June 30, 2016, which resulted in a net decrease in client financing assets.  Commercial financing originations exceeded cash collections in the second quarter ending June 30, 2016, which resulted in an increase in commercial financing assets.  The decreases in originations in the first six months of 2016 and the three month period ending June 30, 2016 versus 2015 were due to a decrease in client financing volumes. Internal loan financing with Technology Services & Cloud Platforms is executed under a loan facility and is not considered originations.

Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

The following table presents external financing receivables excluding residual values and the allowance for credit losses.

	At June 30,	At December 31,
(Dollars in millions)	2016	2015
Gross financing receivables	$26,023	$29,086
Specific allowance for credit losses	541	517
Unallocated allowance for credit losses	128	93
Total allowance for credit losses	669	610
Net financing receivables	$25,354	$28,475
Allowance for credit losses coverage	2.6%	2.1%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)

	Allowance	Additions/
January 1, 2016	Used*	(Reductions)	Other**	June 30, 2016
$610	$(28)	$78	$9	$669

*   Represents reserved receivables, net of recoveries, that were written off during the period.

** Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved increased from 2.1 percent at December 31, 2015, to 2.6 percent at June 30, 2016, primarily due to an increase in unallocated reserve requirements. Unallocated reserves increased 38 percent from $93 million at December 31, 2015, to $128 million at June 30, 2016, primarily due to Brazil. Specific reserves increased 5 percent from $517 million at December 31, 2015, to $541 million at June 30, 2016.

Global Financing’s bad debt expense was $2 million for the three months ended June 30, 2016, compared to $43 million for the same period in 2015. Global Financing’s bad debt expense was $78 million for the six months ended June 30, 2016, compared to $94 million for the same period in 2015. The year-to-year decrease in bad debt expense for the three months ended June 30, 2016, compared to the same period in 2015, was due to higher specific reserve requirements in China, in the prior year. The year-to-year decrease in bad debt expense for the six months ended June 30, 2016, compared to the same

Management Discussion — (continued)

period in 2015, was due to lower specific reserve requirements in China, partially offset by higher reserve requirements due to deteriorating conditions in Brazil in the current year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned at the end of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 58.5 percent and 56.8 percent of Global Financing’s revenue in the second quarter and first six months, respectively, of 2016, and 64.4 percent and 60.4 percent in the second quarter and first six months, respectively, of 2015. The decreases in both periods were due to a lower volume of used equipment sales for internal transactions. The gross profit margins on these sales were 62.4 percent and 66.8 percent in the second quarter of 2016 and 2015, respectively. The gross profit margins were 63.1 percent and 65.4 percent in the first six months of 2016 and 2015, respectively. The decrease in the gross profit margin for the three months period ending June 30, 2016 was driven by a shift in mix away from higher margin internal equipment sales, as well as by decreases in external and internal equipment sales margins. The decrease in the gross profit margin for the six months period ending June 30, 2016 was driven by a shift in mix away from higher margin internal equipment sales and a decrease in external equipment sales margin, partially offset by an increase in internal equipment sales margin.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2016 and June 30, 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2016 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $67 million and $360 million for the financing transactions originated during the quarters ended June 30, 2016 and 2015, respectively and $158 million and $461 million for the six months ended June 30, 2016 and 2015, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $45 million and $47 million for the financing transactions originated during the quarters ended June 30, 2016 and 2015, respectively and $85 million and $96 million for the six months ended June 30, 2016 and 2015, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million and $25 million for the financing transactions originated during the quarters ended June 30, 2016 and 2015, respectively and $8 million and $33 million for the six months ended June 30, 2016 and 2015, respectively. The cost of guarantees was $0.5 million and $2.5 million for the quarters ended June 30, 2016 and 2015, respectively and $0.8 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

Management Discussion — (continued)

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	June 30, 2016 Balance
	January 1,	June 30,				2019 and
(Dollars in millions)	2016	2016	2016	2017	2018	Beyond
Sales-type and direct financing leases	$645	$595	$61	$140	$182	$212
Operating leases	144	140	42	47	31	20
Total unguaranteed residual value	$789	$735	$103	$187	$213	$232
Related original amount financed	$14,223	$13,737
Percentage	5.6%	5.3%

Debt

	At June 30,	At December 31,
	2016	2015
Debt-to-equity ratio	7.3x	7.3x

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 80 and in “Segment Information” on pages 28 and 29.

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

(Dollars in millions)	At June 30, 2016		At December 31, 2015
Global Financing Segment		$26,517		$27,205
Debt to support external clients	$22,643		$23,934
Debt to support internal clients	3,874		3,271
Non-Global Financing Segments		18,008		12,684
Debt supporting operations	21,883		15,955
Intercompany activity	(3,874)		(3,271)
Total company debt		$44,525		$39,890

Liquidity and Capital Resources

Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion — (continued)

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016	2015
Numerator
Global Financing after-tax income*	$324	$410	$585	$755
Annualized after-tax income (a)	$1,297	$1,638	$1,170	$1,510
Denominator
Average Global Financing equity (b)**	$3,649	$3,734	$3,676	$3,828
Global Financing return on equity (a)/(b)	35.5%	43.9%	31.8%	39.4%

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

Management Discussion — (continued)

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,702	$129		$81		$9,912
Gross profit margin	47.9%	0.6	pts.	0.4	pts.	49.0%
S,G&A	$5,349	$(159)		$(75)		$5,114
R,D&E	1,465	—		(7)		1,458
Other (income) and expense	37	—		—		37
Total expense and other (income)	6,653	(159)		(83)		6,411
Pre-tax income from continuing operations	3,049	289		163		3,501
Pre-tax margin from continuing operations	15.1%	1.4	pts.	0.8	pts.	17.3%
Provision for income taxes*	$544	$82		$39		$665
Effective tax rate	17.8%	0.9	pts.	0.3	pts.	19.0%
Income from continuing operations	$2,505	$207		$124		$2,835
Income margin from continuing operations	12.4%	1.0	pts.	0.6	pts.	14.0%
Diluted earnings per share from continuing operations	$2.61	$0.21		$0.13		$2.95

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

Management Discussion — (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$18,388	$241		$160		$18,789
Gross profit margin	47.2%	0.6	pts.	0.4	pts.	48.3%
S,G&A	$11,361	$(227)		$(130)		$11,004
R,D&E	2,923	—		(16)		2,907
Other (income) and expense	289	(6)		—		284
Total expense and other (income)	14,306	(232)		(146)		13,928
Pre-tax income from continuing operations	4,082	473		306		4,861
Pre-tax margin from continuing operations	10.5%	1.2	pts.	0.8	pts.	12.5%
Provision for/(benefit from) income taxes*	$(439)	$129		$66		$(244)
Effective tax rate	(10.8)%	3.9	pts.	2.3	pts.	(5.0)%
Income from continuing operations	$4,521	$345		$239		$5,105
Income margin from continuing operations	11.6%	0.9	pts.	0.6	pts.	13.1%
Diluted earnings per share from continuing operations	$4.69	$0.36		$0.25		$5.30

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 12, “Contingencies,” on pages 43 to 45 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2016.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
April 1, 2016 - April 30, 2016	2,825,817	$149.37	2,825,817	$4,277,900,618

May 1, 2016 - May 31, 2016	1,791,067	$148.22	1,791,067	$4,012,435,101

June 1, 2016 - June 30, 2016	1,049,211	$150.68	1,049,211	$3,854,344,814

Total	5,666,095	$149.25	5,666,095

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

Item 6. Exhibits

Exhibit Number

10.1	Terms and Conditions of IBM LTPP Equity Awards, effective August 1, 2016.

10.2	Amendment No. 7 of the IBM Excess 401 (k) Plus Plan, a compensatory plan, dated as of June 30, 2016.

10.3	Form of Noncompetition Agreement.

11	Statement re: computation of per share earnings.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date: July 26, 2016
	By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller