Form 10-Q
period 2016-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2016-10-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

The registrant had 950,854,551 shares of common stock outstanding at September 30, 2016.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2016	2015	2016	2015
Revenue:
Services	$12,938	$12,327	$38,347	$37,290
Sales	5,872	6,501	18,542	20,990
Financing	417	452	1,260	1,403
Total revenue	19,226	19,280	58,149	59,682
Cost:
Services	8,418	8,067	25,492	24,776
Sales	1,536	1,544	4,496	4,895
Financing	259	233	760	733
Total cost	10,213	9,844	30,748	30,405
Gross profit	9,013	9,436	27,401	29,278
Expense and other (income):
Selling, general and administrative	4,732	4,731	16,093	15,273
Research, development and engineering	1,397	1,287	4,320	3,885
Intellectual property and custom development income	(528)	(188)	(1,110)	(489)
Other (income) and expense	(8)	(133)	281	(578)
Interest expense	158	117	473	340
Total expense and other (income)	5,751	5,815	20,056	18,431
Income from continuing operations before income taxes	3,263	3,621	7,345	10,846
Provision for/(benefit from) income taxes	409	659	(31)	1,943
Income from continuing operations	$2,854	$2,962	$7,375	$8,904
Loss from discontinued operations, net of tax	(1)	(12)	(4)	(176)
Net income	$2,853	$2,950	$7,371	$8,727

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.98	$3.02	$7.67	$9.03
Discontinued operations	0.00	(0.01)	0.00	(0.18)
Total	$2.98	$3.01	$7.67	$8.85
Basic:
Continuing operations	$2.99	$3.04	$7.70	$9.07
Discontinued operations	0.00	(0.01)	0.00	(0.18)
Total	$2.99	$3.03	$7.70	$8.89

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	957.3	979.0	960.7	986.0
Basic	954.0	975.1	957.7	981.8

Cash dividend per common share	$1.40	$1.30	$4.10	$3.70

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net income	$2,853	$2,950	$7,371	$8,727
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(99)	(1,015)	(109)	(1,365)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(1)	(102)	(36)	(85)
Reclassification of (gains)/losses to net income	(1)	0	36	0
Total net changes related to available-for-sale securities	(2)	(101)	0	(85)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	35	36	(221)	467
Reclassification of (gains)/losses to net income	15	(273)	26	(843)
Total unrealized gains/(losses) on cash flow hedges	50	(237)	(195)	(376)
Retirement-related benefit plans:
Prior service costs/(credits)	—	0	—	6
Net (losses)/gains arising during the period	11	(2)	(57)	14
Curtailments and settlements	4	11	19	19
Amortization of prior service (credits)/costs	(28)	(25)	(81)	(76)
Amortization of net (gains)/losses	696	823	2,079	2,479
Total retirement-related benefit plans	683	807	1,960	2,441
Other comprehensive income/(loss), before tax	632	(547)	1,656	616
Income tax (expense)/benefit related to items of other comprehensive income	(192)	(176)	(213)	(895)
Other comprehensive income/(loss)	440	(724)	1,442	(280)
Total comprehensive income/(loss)	$3,293	$2,227	$8,813	$8,448

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$9,039	$7,686
Marketable securities	929	508
Notes and accounts receivable - trade (net of allowances of $325 in 2016 and $367 in 2015)	8,291	8,333
Short-term financing receivables (net of allowances of $532 in 2016 and $490 in 2015)	16,032	19,020
Other accounts receivable (net of allowances of $48 in 2016 and $51 in 2015)	873	1,201
Inventories, at lower of average cost or market:
Finished goods	433	352
Work in process and raw materials	1,297	1,199
Total inventories	1,729	1,551
Prepaid expenses and other current assets	4,539	4,205
Total current assets	41,433	42,504
Property, plant and equipment	30,842	29,342
Less: Accumulated depreciation	19,738	18,615
Property, plant and equipment — net	11,104	10,727
Long-term financing receivables (net of allowances of $116 in 2016 and $118 in 2015)	8,936	10,013
Prepaid pension assets	3,487	1,734
Deferred taxes	4,289	4,822
Goodwill	36,401	32,021
Intangible assets — net	4,881	3,487
Investments and sundry assets	5,075	5,187
Total assets	$115,606	$110,495

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Liabilities:
Current liabilities:
Taxes	$2,137	$2,847
Short-term debt	6,920	6,461
Accounts payable	5,271	6,028
Compensation and benefits	3,958	3,560
Deferred income	10,815	11,021
Other accrued expenses and liabilities	5,346	4,353
Total current liabilities	34,447	34,269
Long-term debt	35,563	33,428
Retirement and nonpension postretirement benefit obligations	16,688	16,504
Deferred income	3,611	3,771
Other liabilities	8,138	8,099
Total liabilities	98,447	96,071
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	53,759	53,262
Shares authorized: 4,687,500,000
Shares issued: 2016 - 2,224,594,441
2015 - 2,221,223,449
Retained earnings	149,585	146,124
Treasury stock - at cost	(158,170)	(155,518)
Shares: 2016 - 1,273,739,890
2015 - 1,255,494,724
Accumulated other comprehensive income/(loss)	(28,164)	(29,607)
Total IBM stockholders’ equity	17,010	14,262
Noncontrolling interests	149	162
Total equity	17,159	14,424
Total liabilities and equity	$115,606	$110,495

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income	$7,371	$8,727
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	2,106	1,981
Amortization of intangibles	1,148	884
Stock-based compensation	403	369
Net (gain)/loss on asset sales and other	100	584
Loss on Microelectronics business disposal	—	48
Changes in operating assets and liabilities, net of acquisitions/divestitures	2,174	(864)
Net cash provided by operating activities	13,301	11,729

Cash flows from investing activities:
Payments for property, plant and equipment	(2,594)	(2,670)
Proceeds from disposition of property, plant and equipment	234	314
Investment in software	(441)	(407)
Acquisition of businesses, net of cash acquired	(5,445)	(821)
Divestitures of businesses, net of cash transferred	35	(488)
Non-operating finance receivables — net	1,130	1,334
Purchases of marketable securities and other investments	(4,021)	(2,101)
Proceeds from disposition of marketable securities and other investments	3,501	2,125
Net cash used in investing activities	(7,600)	(2,714)

Cash flows from financing activities:
Proceeds from new debt	8,368	3,701
Payments to settle debt	(5,616)	(5,389)
Short-term borrowings/(repayments) less than 90 days — net	(864)	1,080
Common stock repurchases	(2,632)	(3,846)
Common stock transactions — other	166	271
Cash dividends paid	(3,927)	(3,636)
Net cash used in financing activities	(4,504)	(7,818)

Effect of exchange rate changes on cash and cash equivalents	155	(194)
Net change in cash and cash equivalents	1,352	1,004

Cash and cash equivalents at January 1	7,686	8,476
Cash and cash equivalents at September 30	$9,039	$9,480

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2016	$53,262	$146,124	$(155,518)	$(29,607)	$14,262	$162	$14,424
Net income plus other comprehensive income/(loss)
Net income		7,371			7,371		7,371
Other comprehensive income/(loss)				1,442	1,442		1,442
Total comprehensive income/(loss)					$8,813		$8,813
Cash dividends paid — common stock		(3,927)			(3,927)		(3,927)
Common stock issued under employee plans (3,370,992 shares)	513				513		513
Purchases (787,805 shares) and sales (336,480 shares) of treasury stock under employee plans — net		16	(72)		(56)		(56)
Other treasury shares purchased, not retired (17,793,841 shares)			(2,579)		(2,579)		(2,579)
Changes in other equity	(16)	0			(17)		(17)
Changes in noncontrolling interests						(12)	(12)
Equity - September 30, 2016	$53,759	$149,585	$(158,170)	$(28,164)	$17,010	$149	$17,159

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2015	$52,666	$137,793	$(150,715)	$(27,875)	$11,868	$146	$12,014
Net income plus other comprehensive income/(loss)
Net income		8,727			8,727		8,727
Other comprehensive income/(loss)				(280)	(280)		(280)
Total comprehensive income/(loss)					$8,448		$8,448
Cash dividends paid — common stock		(3,636)			(3,636)		(3,636)
Common stock issued under employee plans (4,349,552 shares)	556				556		556
Purchases (954,158 shares) and sales (484,817 shares) of treasury stock under employee plans — net		14	(93)		(79)		(79)
Other treasury shares purchased, not retired (24,293,844 shares)			(3,861)		(3,861)		(3,861)
Changes in other equity	(2)				(2)		(2)
Changes in noncontrolling interests						11	11
Equity - September 30, 2015	$53,220	$142,898	$(154,669)	$(28,155)	$13,294	$157	$13,450

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

In the first quarter of 2016, the company reported a benefit from income taxes of $983 million, and its effective tax rate was (95.1) percent, primarily driven by the resolution of a long-standing non-U.S. tax matter in February 2016. For the nine months ended September 30, 2016, the company’s benefit from income taxes is $31 million and its effective tax rate is (0.4) percent. See Taxes on pages 71 and 72 for additional information.

Noncontrolling interest amounts of $3.1 million and $2.4 million, net of tax, for the three months ended September 30, 2016 and 2015, respectively, and $7.5 million and $5.9 million, net of tax, for the nine months ended September 30, 2016 and 2015, respectively, are included in the Consolidated Statement of Earnings within the other (income) and expense line item.

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

2. Accounting Changes:

New Standards to be Implemented

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020 with a one year early adoption permitted. The company is evaluating the impact of the new guidance.

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

effective January 1, 2016 and the company adopted it on a prospective basis. The guidance did not have a material impact in the consolidated financial results.

In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective January 1, 2016 with early adoption permitted. The company adopted the guidance in the fourth quarter of 2015 on a retrospective basis. The company had debt issuance costs of $86 million and $74 million at September 30, 2016 and December 31, 2015, respectively. Debt issuance costs were previously included in investments and sundry assets in the Consolidated Statement of Financial Position.

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. During the nine months ended September 30, 2016, a pre-tax impairment charge related to

Notes to Consolidated Financial Statements — (continued)

certain property, plant and equipment of $218 million was recorded. There were no material impairments of non-financial assets for the nine months ended September 30, 2015.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

(Dollars in millions)
At September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,948	$—	$1,948
Money market funds	2,237	—	—	2,237
U.S. government securities	—	1,299	—	1,299
Canadian government securities	—	456	—	456
Other securities	—	34	—	34
Total	2,237	3,737	—	5,974	(6)
Debt securities - current (2)	—	929	—	929	(6)
Debt securities - noncurrent (3)	1	7	—	9
Available-for-sale equity investments (3)	12	—	—	12
Derivative assets (4)
Interest rate contracts	—	919	—	919
Foreign exchange contracts	—	245	—	245
Equity contracts	—	2	—	2
Total	—	1,166	—	1,166	(7)
Total assets	$2,250	$5,840	$—	$8,090	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$277	$—	$277
Equity contracts	—	9	—	9
Total liabilities	$—	$286	$—	$286	(7)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	U.S. government securities, time deposits and certificates of deposit reported as marketable securities in the Consolidated Statement of Financial Position.
(3)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2016 were $198 million and $967 million, respectively.

(5)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2016 were $282 million and $3 million, respectively.

(6)	Available-for-sale securities with carrying values that approximate fair value.
(7)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $185 million.

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

There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2016 and December 31, 2015, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $35,563 million and $33,428 million, and the estimated fair value was $38,455 million and $35,220 million at September 30, 2016 and December 31, 2015, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At September 30, 2016:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$6	$3	$—	$9
Available-for-sale equity investments(1)	$3	$9	$0	$12

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2015:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$186	$6	$0	$192

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

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended September 30:	2016	2015
Proceeds	$1	$1
Gross realized gains (before taxes)	1	0
Gross realized losses (before taxes)	—	0

(Dollars in millions)
For the nine months ended September 30:	2016	2015
Proceeds	$150	$7
Gross realized gains (before taxes)	1	1
Gross realized losses (before taxes)	37	1

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the three months ended September 30:	2016	2015
Net unrealized gains/(losses) arising during the period	$(1)	$(63)
Net unrealized (gains)/losses reclassified to net income*	(1)	0

*There were no writedowns for the three months ended September 30, 2016 and 2015, respectively.

(Dollars in millions)
For the nine months ended September 30:	2016	2015
Net unrealized gains/(losses) arising during the period	$(22)	$(52)
Net unrealized (gains)/losses reclassified to net income*	22	0

* There were no writedowns for the nine months ended September 30, 2016 and 2015, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2016.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2016 and December 31, 2015 was $64 million and $28 million, respectively, for which no collateral was posted at September 30, 2016 and December 31, 2015. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of September 30, 2016 and December 31, 2015 was $1,166 million and $994 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $185 million and $139 million at September 30, 2016 and December 31, 2015, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at September 30, 2016 and December 31, 2015, this exposure was reduced by $224 million and $90 million of cash collateral, and $100 million and $40 million of non-cash collateral in U.S. Treasury securities, respectively, received by the company. At September 30, 2016 and December 31, 2015, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $656 million and $726 million, respectively.  At September 30, 2016 and December 31, 2015, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $100 million and $47 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at September 30,

Notes to Consolidated Financial Statements — (continued)

2016 or December 31, 2015 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $224 million and $90 million at September 30, 2016 and December 31, 2015, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2016 and December 31, 2015.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2016 and December 31, 2015, the total notional amount of the company’s interest rate swaps was $7.3 billion at both periods. The weighted-average remaining maturity of these instruments at September 30, 2016 and December 31, 2015 was approximately 6.5 years and 7.2 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, net gains of less than $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2016 and December 31, 2015, the total notional amount of derivative instruments designated as net investment hedges was $9.1 billion and $5.5 billion, respectively. At  September 30, 2016 and December 31, 2015, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both dates.

Notes to Consolidated Financial Statements — (continued)

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At September 30, 2016 and December 31, 2015, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $7.8 billion and $8.2 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2016 and December 31, 2015 was 0.6 years and 0.7 years, respectively.

At September 30, 2016 and December 31, 2015, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $45 million and net gains of $147 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $108 million of losses and $121 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately nine years. At September 30, 2016 the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.4 billion. At December 31, 2015, no amounts were outstanding under this program.

At September 30, 2016 and December 31, 2015, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $4 million and net losses of $2 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $25 million of gains and less than $1 million of losses, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $13.7 billion and $11.7 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2016 and December 31, 2015, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion for both periods.

Notes to Consolidated Financial Statements — (continued)

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2016 and December 31, 2015.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2016 and December 31, 2015.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2016 the company did not have any derivative instruments relating to this program outstanding. At December 31, 2015 the total notional amount of derivative instruments in economic hedges of investment securities was less than $0.1 billion.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of September 30, 2016 and December 31, 2015, as well as for the three and nine months ended September 30, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of September 30, 2016 and December 31, 2015

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2016	12/31/2015	Classification	9/30/2016	12/31/2015
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$—	$—	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	919	656	Other liabilities	—	3
Foreign exchange contracts:	Prepaid expenses and other current assets	123	197	Other accrued expenses and liabilities	200	70
	Investments and sundry assets	49	5	Other liabilities	3	19

Fair value of derivative assets		$1,091	$858	Fair value of derivative liabilities	$203	$92

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$73	$90	Other accrued expenses and liabilities	$74	$75
	Investments and sundry assets	0	40	Other liabilities	—	—
Equity contracts:	Prepaid expenses and other current assets	2	6	Other accrued expenses and liabilities	9	19
	Investments and sundry assets	—	—	Other liabilities	—	—
Fair value of derivative assets		$75	$136	Fair value of derivative liabilities	$82	$94

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$829	$—
Long-term debt		N/A	N/A		$8,412	$7,945

Total		$1,166	$994		$9,526	$8,131

N/A-not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended September 30, 2016 and 2015

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the three months ended September 30:	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in fair value hedges(5):
Interest rate contracts	Cost of financing	$(20)	$125	$40	$(99)
	Interest expense	(21)	112	43	(88)
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	30	208	N/A	N/A
Interest rate contracts	Other (income) and expense	0	0	N/A	N/A
Equity contracts	SG&A expense	45	(81)	N/A	N/A
	Other (income) and expense	0	(8)	N/A	N/A

Total		$34	$357	$83	$(187)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended September 30:	2016	2015	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(7)	$0	$—	$—
Foreign exchange contracts	35	36	Other (income) and expense	(6)	185	(1)	0
			Cost of sales	(4)	46	—	—
			SG&A expense	2	43	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(131)	73	Interest expense	—	—	25	4

Total	$(96)	$109		$(15)	$273	$24	$4

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

(5)         For the three month periods ended September 30, 2016 and September 30, 2015, fair value hedges resulted in a loss of $3 million and a gain of $1 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the nine months ended September 30, 2016 and 2015

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives(1)		Being Hedged(2)
For the nine months ended September 30:	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in fair value hedges(4):
Interest rate contracts	Cost of financing	$195	$145	$(127)	$(63)
	Interest expense	214	121	(140)	(53)
Derivative instruments not designated as hedging instruments(1):
Foreign exchange contracts	Other (income) and expense	335	134	N/A	N/A
Interest rate contracts	Other (income) and expense	0	(2)	N/A	N/A
Equity contracts	SG&A expense	87	(63)	N/A	N/A
	Other (income) and expense	(1)	(5)	N/A	N/A

Total		$830	$330	$(267)	$(116)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						(Ineffectiveness) and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the nine months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing
ended September 30:	2016	2015	Earnings Line Item	2016	2015	2016	2015
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(17)	$0	$—	$—
Foreign exchange contracts	(221)	467	Other (income) and expense	6	565	(1)	4
			Cost of sales	(14)	154	—	—
			SG&A expense	(1)	124	—	—
Instruments in net investment hedges(3):
Foreign exchange contracts	(1,071)	592	Interest expense	—	—	51	6

Total	$(1,292)	$1,059		$(26)	$843	$49	$10

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

(4)         For the nine month periods ended September 30, 2016 and September 30, 2015, fair value hedges resulted in a gain of $1 million and a loss of $2 million in ineffectiveness, respectively.

For the three and nine months ending September 30, 2016 and 2015, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Current:
Net investment in sales-type and direct financing leases	$3,171	$3,057
Commercial financing receivables	6,856	8,948
Client loan and installment payment receivables (loans)	6,005	7,015
Total	$16,032	$19,020
Noncurrent:
Net investment in sales-type and direct financing leases	$4,155	$4,501
Client loan and installment payment receivables (loans)	4,782	5,512
Total	$8,936	$10,013

Net investment in sales-type and direct financing leases relates principally to the company’s Systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $630 million and $645 million at September 30, 2016 and December 31, 2015, respectively, and is reflected net of unearned income of $533 million and $536 million, and net of allowance for credit losses of $194 million and $213 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $22 million and $19 million at September 30, 2016 and December 31, 2015, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan and installment payment receivables (loans), net of allowance for credit losses of $432 million and $377 million at September 30, 2016 and December 31, 2015, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

Client loan and installment payment financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $527 million and $545 million at September 30, 2016 and December 31, 2015, respectively.

The company did not have any financing receivables held for sale as of September 30, 2016 and December 31, 2015.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at September 30, 2016 and December 31, 2015. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into two classes: major markets and growth markets.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Major	Growth
At September 30, 2016	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,180	$1,626	$6,806
Loan receivables	8,678	2,541	11,219
Ending balance	$13,858	$4,167	$18,025
Collectively evaluated for impairment	$13,781	$3,703	$17,483
Individually evaluated for impairment	$77	$464	$542
Allowance for credit losses:
Beginning balance at January 1, 2016
Lease receivables	$25	$188	$213
Loan receivables	83	293	377
Total	$109	$481	$590
Write-offs	(19)	(26)	(45)
Provision	3	69	72
Other	4	5	9
Ending balance at September 30, 2016	$97	$529	$626
Lease receivables	$7	$187	$194
Loan receivables	$90	$343	$432

Collectively evaluated for impairment	$32	$80	$113
Individually evaluated for impairment	$64	$449	$513

(Dollars in millions)	Major	Growth
At December 31, 2015	Markets	Markets	Total
Financing receivables:
Lease receivables	$5,517	$1,524	$7,041
Loan receivables	9,739	3,165	12,904
Ending balance	$15,256	$4,689	$19,945
Collectively evaluated for impairment	$15,180	$4,227	$19,406
Individually evaluated for impairment	$76	$462	$539
Allowance for credit losses:
Beginning balance at January 1, 2015
Lease receivables	$32	$133	$165
Loan receivables	79	317	396
Total	$111	$450	$561
Write-offs	(14)	(48)	(62)
Provision	20	122	141
Other	(8)	(43)	(51)
Ending balance at December 31, 2015	$109	$481	$590
Lease receivables	$25	$188	$213
Loan receivables	$83	$293	$377

Collectively evaluated for impairment	$43	$36	$79
Individually evaluated for impairment	$65	$445	$511

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

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements — (continued)

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Major markets	$2	$2
Growth markets	42	63
Total lease receivables	$43	$65

Major markets	$19	$13
Growth markets	139	91
Total loan receivables	$157	$104

Total receivables	$200	$168

Impaired Loans

The company considers any loan with an individually evaluated reserve as an impaired loan. Depending on the level of impairment, loans will also be placed on non-accrual status.

The following tables present impaired client loan receivables.

	At September 30, 2016		At December 31, 2015
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Major markets	$53	$50	$50	$47
Growth markets	318	307	297	284
Total	$371	$357	$347	$331

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2016:	Investment	Recognized	Cash Basis
Major markets	$64	$0	$—
Growth markets	318	0	—
Total	$382	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$51	$—	$—
Growth markets	325	0	—
Total	$376	$0	$—

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2016:	Investment	Recognized	Cash Basis
Major markets	$61	$0	$—
Growth markets	307	0	—
Total	$368	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2015:	Investment	Recognized	Cash Basis
Major markets	$52	$—	$—
Growth markets	320	0	—
Total	$371	$0	$—

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at September 30, 2016 and December 31, 2015. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At September 30, 2016:	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$449	$29	$745	$44
A1 – A3	1,205	123	2,000	188
Baa1 – Baa3	1,444	181	2,398	276
Ba1 – Ba2	1,171	409	1,944	624
Ba3 – B1	520	403	864	615
B2 – B3	352	196	585	299
Caa – D	32	99	53	151
Total	$5,173	$1,439	$8,588	$2,199

At September 30, 2016, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (34 percent), Manufacturing (14 percent), Government (13 percent), Services (11 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables		Loan Receivables
(Dollars in millions)	Major	Growth	Major	Growth
At December 31, 2015*;	Markets	Markets	Markets	Markets
Credit Rating:
Aaa – Aa3	$535	$34	$941	$73
A1 – A3	1,318	142	2,318	305
Baa1 – Baa3	1,486	343	2,613	738
Ba1 – Ba2	1,208	309	2,125	664
Ba3 – B1	510	243	897	522
B2 – B3	401	189	705	406
Caa – D	33	76	58	164
Total	$5,492	$1,336	$9,656	$2,872

* Reclassified to conform with 2016 presentation.

At December 31, 2015, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (36 percent), Manufacturing (14 percent), Government (11 percent), Services (11 percent), Retail (9 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Past Due Financing Receivables

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At September 30, 2016:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$8	$19	$5,154	$5,180	$133
Growth markets	24	152	1,449	1,626	55
Total lease receivables	$32	$171	$6,603	$6,806	$188

Major markets	$10	$40	$8,628	$8,678	$162
Growth markets	16	302	2,223	2,541	49
Total loan receivables	$26	$342	$10,851	$11,219	$210

Total	$58	$513	$17,454	$18,025	$399

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At December 31, 2015*:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Major markets	$5	$33	$5,479	$5,517	$108
Growth markets	30	140	1,355	1,524	60
Total lease receivables	$35	$173	$6,834	$7,041	$168

Major markets	$7	$35	$9,696	$9,739	$134
Growth markets	31	309	2,825	3,165	86
Total loan receivables	$38	$344	$12,521	$12,904	$220

Total	$73	$517	$19,355	$19,945	$388

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

*   Reclassified to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructurings

The company did not have any troubled debt restructurings during the nine months ended September 30, 2016 and for the year ended December 31, 2015.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Cost	$23	$24	$67	$78
Selling, general and administrative	105	82	295	260
Research, development and engineering	14	11	41	37
Other (income) and expense*	—	(5)	—	(6)
Pre-tax stock-based compensation cost	142	111	403	369
Income tax benefits	(47)	(38)	(131)	(124)
Total net stock-based compensation cost	$95	$73	$272	$244

* Reflects the one-time effects related to divestitures.

Pre-tax stock-based compensation cost for the three months ended September 30, 2016 increased $31 million compared to the corresponding period in the prior year. This was due to increases related to performance share units ($20 million), restricted stock units ($6 million), the conversion of stock-based awards previously issued by acquired entities ($5 million) and stock option awards ($1 million).

Pre-tax stock-based compensation cost for the nine months ended September 30, 2016 increased $34 million compared to the corresponding period in the prior year. This was due to increases related to performance share units ($29 million), the conversion of stock-based awards previously issued by acquired entities ($16 million) and stock option awards ($3 million); partially offset by decreases related to restricted stock units ($14 million).

The amount of stock-based compensation cost included in discontinued operations, net of tax, was immaterial in all periods presented.

As of September 30, 2016, the total unrecognized compensation cost of $1,011 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.6 years.

There was no significant capitalized stock-based compensation cost at September 30, 2016 and 2015.

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

The Cognitive Solutions segment includes solutions units that address many of the company’s strategic areas, including analytics, commerce and security, several of the new initiatives around Watson Platform, Watson Health, Watson Internet of Things and Transaction Processing Software. The Technology Services & Cloud Platforms segment includes the company’s cloud infrastructure and platform capabilities, the previously reported Global Technology Services business and Integration Software. Operating Systems Software has been aligned with the underlying hardware platforms in the Systems segment. The Global Business Services and Global Financing segments remain unchanged.

The company also realigned a portion of its software support revenue, which was previously managed and reported in Integrated Technology Services within Global Technology Services, to the underlying software product areas.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services		Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended September 30, 2016:
External revenue	$4,235	$4,191	$8,748	$1,558	$412	$19,145
Internal revenue	667	93	180	176	352	1,468
Total revenue	$4,902	$4,284	$8,929	$1,734	$763	$20,613
Pre-tax income from continuing operations	$1,574	$544	$1,288	$136	$355	$3,897
Revenue year-to-year change	7.0%	(1.0)%	2.6%	(20.5)%	(26.0)%	(1.0)%
Pre-tax income year-to-year change	(1.4)%	(18.0)%	(2.2)%	(45.3)%	(36.8)%	(11.2)%
Pre-tax income margin	32.1%	12.7%	14.4%	7.8%	46.5%	18.9%

For the three months ended September 30, 2015*:
External revenue	$4,052	$4,206	$8,541	$1,973	$447	$19,219
Internal revenue	528	120	161	209	584	1,601
Total revenue	$4,580	$4,326	$8,702	$2,182	$1,031	$20,821
Pre-tax income from continuing operations	$1,596	$664	$1,317	$248	$562	$4,387

Pre-tax income margin	34.9%	15.4%	15.1%	11.4%	54.5%	21.1%

* Recast to conform with 2016 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2016	2015*
Revenue:
Total reportable segments	$20,613	$20,821
Eliminations of internal transactions	(1,468)	(1,601)
Other revenue	81	60
Total consolidated revenue	$19,226	$19,280

Pre-tax income from continuing operations:
Total reportable segments	$3,897	$4,387
Amortization of acquired intangible assets	(265)	(162)
Acquisition-related (charges)/income	(4)	(4)
Non-operating retirement-related (costs)/income	(139)	(204)
Eliminations of internal transactions	(185)	(362)
Unallocated corporate amounts	(42)	(35)
Total pre-tax income from continuing operations	$3,263	$3,621

* Recast to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services		Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the nine months ended September 30, 2016:
External revenue	$12,889	$12,578	$26,029	$5,184	$1,245	$57,926
Internal revenue	1,929	310	501	594	1,340	4,673
Total revenue	$14,818	$12,888	$26,530	$5,778	$2,585	$62,599
Pre-tax income from continuing operations	$4,039	$1,210	$2,825	$354	$1,208	$9,636
Revenue year-to-year change	3.5%	(2.7)%	0.1%	(20.0)%	(20.7)%	(3.0)%
Pre-tax income year-to-year change	(18.4)%	(36.2)%	(26.8)%	(66.2)%	(28.5)%	(28.3)%
Pre-tax income margin	27.3%	9.4%	10.6%	6.1%	46.7%	15.4%

For the nine months ended September 30, 2015*:
External revenue	$12,616	$12,869	$25,993	$6,656	$1,386	$59,520
Internal revenue	1,695	380	500	571	1,874	5,020
Total revenue	$14,311	$13,249	$26,493	$7,226	$3,261	$64,540
Pre-tax income from continuing operations	$4,949	$1,895	$3,861	$1,048	$1,690	$13,444

Pre-tax income margin	34.6%	14.3%	14.6%	14.5%	51.8%	20.8%

* Recast to conform with 2016 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2016	2015*
Revenue:
Total reportable segments	$62,599	$64,540
Eliminations of internal transactions	(4,673)	(5,020)
Other revenue	223	162
Total consolidated revenue	$58,149	$59,682

Pre-tax income from continuing operations:
Total reportable segments	$9,636	$13,444
Amortization of acquired intangible assets	(742)	(492)
Acquisition-related (charges)/income	(1)	(11)
Non-operating retirement-related (costs)/income	(444)	(831)
Eliminations of internal transactions	(873)	(1,175)
Unallocated corporate amounts	(230)	(88)
Total pre-tax income from continuing operations	$7,345	$10,846

* Recast to conform with 2016 presentation.

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(99)	$50	$(49)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	(1)	0	(1)
Total net changes related to available-for-sale securities	$(2)	$1	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$35	$(14)	$21
Reclassification of (gains)/losses to:
Cost of sales	4	(2)	2
SG&A expense	(2)	(1)	(3)
Other (income) and expense	6	(2)	4
Interest expense	7	(3)	4
Total unrealized gains/(losses) on cash flow hedges	$50	$(22)	$29
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$11	$(5)	$6
Curtailments and settlements	4	(1)	3
Amortization of prior service (credits)/costs	(28)	9	(19)
Amortization of net (gains)/losses	696	(225)	471
Total retirement-related benefit plans	$683	$(222)	$461
Other comprehensive income/(loss)	$632	$(192)	$440

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,015)	$(28)	$(1,043)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(102)	$39	$(63)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(101)	$39	$(62)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$36	$(9)	$27
Reclassification of (gains)/losses to:
Cost of sales	(46)	13	(33)
SG&A expense	(43)	13	(30)
Other (income) and expense	(185)	71	(114)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(237)	$88	$(149)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(2)	1	(1)
Curtailments and settlements	11	(4)	7
Amortization of prior service (credits)/costs	(25)	8	(16)
Amortization of net (gains)/losses	823	(281)	542
Total retirement-related benefit plans	$807	$(275)	$531
Other comprehensive income/(loss)	$(547)	$(176)	$(724)

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(109)	$411	$303
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(36)	$14	$(22)
Reclassification of (gains)/losses to other (income) and expense	36	(14)	22
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(221)	$82	$(139)
Reclassification of (gains)/losses to:
Cost of sales	14	(7)	7
SG&A expense	1	(3)	(1)
Other (income) and expense	(6)	2	(4)
Interest expense	17	(6)	10
Total unrealized gains/(losses) on cash flow hedges	$(195)	$68	$(127)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(57)	$20	$(37)
Curtailments and settlements	19	(7)	12
Amortization of prior service (credits)/costs	(81)	29	(52)
Amortization of net (gains)/losses	2,079	(735)	1,344
Total retirement-related benefit plans	$1,960	$(693)	$1,267
Other comprehensive income/(loss)	$1,656	$(213)	$1,442

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,365)	$(227)	$(1,593)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(85)	$33	$(52)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(85)	$33	$(52)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$467	$(166)	$301
Reclassification of (gains)/losses to:
Cost of sales	(154)	46	(109)
SG&A expense	(124)	36	(88)
Other (income) and expense	(565)	217	(348)
Interest expense	0	0	0
Total unrealized gains/(losses) on cash flow hedges	$(376)	$132	$(243)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$6	$(2)	$4
Net (losses)/gains arising during the period	14	(5)	9
Curtailments and settlements	19	(6)	12
Amortization of prior service (credits)/costs	(76)	26	(50)
Amortization of net (gains)/losses	2,479	(846)	1,633
Total retirement-related benefit plans	$2,441	$(833)	$1,608
Other comprehensive income/(loss)	$616	$(895)	$(280)

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2016	$100	$(3,463)	$(26,248)	$5	$(29,607)
Other comprehensive income before reclassifications	(139)	303	(25)	(22)	117
Amount reclassified from accumulated other comprehensive income	12	0	1,292	22	1,326
Total change for the period	(127)	303	1,267	0	1,442
September 30, 2016	$(28)	$(3,161)	$(24,981)	$4	$(28,164)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2015	$392	$(1,742)	$(26,509)	$(15)	$(27,875)
Other comprehensive income before reclassifications	301	(1,593)	25	(52)	(1,319)
Amount reclassified from accumulated other comprehensive income	(544)	0	1,583	0	1,039
Total change for the period	(243)	(1,593)	1,608	(52)	(280)
September 30, 2015	$148	$(3,335)	$(24,901)	$(67)	$(28,155)

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$421	$505	(16.6)%
Nonpension postretirement plans — cost	64	68	(4.8)
Total	$486	$573	(15.2)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,315	$1,747	(24.7)%
Nonpension postretirement plans — cost	185	206	(10.3)
Total	$1,500	$1,953	(23.2)%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2016	2015	2016	2015
Service cost	$—	$—	$108	$116
Interest cost	512	507	257	270
Expected return on plan assets	(922)	(988)	(468)	(481)
Amortization of prior service costs/(credits)	3	2	(28)	(24)
Recognized actuarial losses	328	414	357	392
Curtailments and settlements	—	—	4	11
Multi-employer plans/other costs	—	—	8	16
Total net periodic pension (income)/cost of defined benefit plans	(79)	(65)	239	300
Cost of defined contribution plans	159	162	103	109
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$79	$96	$342	$409

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2016	2015	2016	2015
Service cost	$—	$—	$318	$339
Interest cost	1,536	1,521	787	810
Expected return on plan assets	(2,767)	(2,965)	(1,419)	(1,446)
Amortization of prior service costs/(credits)	8	7	(79)	(74)
Recognized actuarial losses	985	1,241	1,062	1,186
Curtailments and settlements	—	—	19	19
Multi-employer plan/other costs	—	—	64	272
Total net periodic pension (income)/cost of defined benefit plans	(238)	(196)	751	1,107
Cost of defined contribution plans	484	500	318	335
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$246	$304	$1,069	$1,443

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

In 2016, the company now expects to contribute approximately $600 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in the UK and Japan. This amount generally represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2016 were $261 million, of which $97 million was in cash and $164 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first nine months of 2015 were $271 million in cash. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2016	2015	2016	2015
Service cost	$4	$6	$1	$2
Interest cost	41	41	15	12
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	(1)	(1)
Recognized actuarial losses	5	10	2	2
Curtailments and settlements	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$49	$55	$16	$13

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2016	2015	2016	2015
Service cost	$13	$18	$4	$5
Interest cost	124	122	37	39
Expected return on plan assets	—	—	(5)	(5)
Amortization of prior service costs/(credits)	(6)	(6)	(4)	(4)
Recognized actuarial losses	15	29	7	7
Curtailments and settlements	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$146	$164	$39	$42

The company contributed $240 million to the U.S. nonpension postretirement benefit plan of which $40 million was in cash and $200 million was in U.S. Treasury securities during the nine months ended September 30, 2016, and $308 million in cash during the nine months ended September 30, 2015. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

9. Acquisitions/Divestitures:

Acquisitions: During the nine months ended September 30, 2016, the company completed twelve acquisitions at an aggregate cost of $5,688 million.

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

Other Acquisitions — The Technology Services & Cloud Platforms segment completed acquisitions of three businesses: in the first quarter: Ustream, Inc. (Ustream), a privately held business, and AT&T’s application and hosting services business; and in the third quarter, G4S’s cash solutions business. Global Business Services (GBS) completed acquisitions of

Notes to Consolidated Financial Statements — (continued)

five privately held businesses: in the first quarter, Resource/Ammirati, ecx International AG (ecx.io) and Optevia Limited (Optevia); and in the second quarter, Aperto AG (Aperto) and Bluewolf Group LLC (Bluewolf). The Cognitive Solutions segment completed acquisitions of two privately held businesses in the second quarter: Resilient Systems Inc. (Resilient) and EZ Legacy Ltd. (EZSource).

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. Ustream provides cloud-based video streaming to enterprises and broadcasters. The acquisition of AT&T’s application and hosting services business is expected to strengthen the company’s cloud portfolio. The acquisition of G4S’s cash solutions business brings together the engineering skills of G4S with the company’s analytics and remote technology capabilities to expand delivery solutions. Resource/Ammirati is a leading U.S. based digital marketing and creative agency, addressing the rising demand from businesses seeking to reinvent themselves for the digital economy. Ecx.io will enhance IBM Interactive Experience (IBM iX) with new digital marketing, commerce and platform skills to accelerate clients’ digital transformations. Optevia is a Software-as-a Service systems integrator specializing in CRM solutions for public sector organizations. Aperto will join IBM iX, supporting the company’s growth in Europe, with expertise in digital strategy projects, including website and application development. Bluewolf will extend the company’s analytics, experience design and industry consulting leadership with one of the world’s leading Salesforce consulting practices to deliver differentiated, consumer-grade experiences via the cloud. Resilient, a provider of incident response solutions, automates and orchestrates the many processes needed when dealing with cyber incidents from breaches to lost devices. EZSource helps developers quickly and easily understand and change mainframe code based on data displayed through dashboards and other visualizations.

Purchase price consideration for all acquisitions as reflected in the following table, was paid primarily in cash. All acquisitions are reported in the Consolidated Statement of Cash Flows net of acquired cash and cash equivalents.

The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2016.

		The	Truven
	Amortization	Weather	Health	Other
(Dollars in millions)	Life (in yrs.)	Company	Analytics	Acquisitions
Current assets		$76	$171	$78
Fixed assets/noncurrent assets		123	127	89
Intangible assets:
Goodwill	N/A	1,717	1,933	487
Completed technology	1-7	160	338	75
Client relationships	3-7	313	516	189
Patents/trademarks	2-7	349	54	28
Total assets acquired		2,738	3,141	947
Current liabilities		(88)	(148)	(46)
Noncurrent liabilities		(372)	(381)	(64)
Total liabilities assumed		(460)	(529)	(110)
Bargain purchase gain		—	—	(40)*
Total purchase price		$2,278	$2,612	$798

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

For the Other Acquisitions, the overall weighted-average life of the identified amortizable intangible assets acquired is 6.4 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives. Goodwill of $91 million was assigned to the Technology Services & Cloud Platforms segment, goodwill of $278 million was assigned to the GBS segment and goodwill of $118 million was assigned to the Cognitive Solutions segment. It is expected that approximately 50 percent of the goodwill will be deductible for tax purposes.

Notes to Consolidated Financial Statements — (continued)

On September 29, 2016, the company announced its intent to acquire Promontory Financial Group, LLC (Promontory), a global market-leading risk management and regulatory compliance consulting firm. Promontory’s capabilities combined with Watson will address clients’ escalating regulations and risk management requirements. The transaction is expected to close in the fourth quarter of 2016 and the business will be integrated within the Cognitive Solutions segment.

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

In the third quarter of 2014, the company recorded a pre-tax charge of $4.7 billion related to the sale of the Microelectronics disposal group, which was part of the Systems reportable segment. The pre-tax charge reflected the fair value less the estimated cost of selling the disposal group including an impairment to the semiconductor long-lived assets of $2.4 billion, $1.5 billion representing the cash consideration expected to be transferred to GLOBALFOUNDRIES and $0.8 billion of other related costs. Additional pre-tax charges of $116 million were recorded during 2015 related to the disposal, and a pre-tax credit of $1 million was recorded during the nine months ended September 30, 2016. The cumulative pre-tax charge was $4.8 billion as of September 30, 2016. Any additional charges that may be recorded in future periods are expected to be immaterial.

All assets and liabilities of the business, classified as held for sale at June 30, 2015, were transferred at closing. The company transferred $515 million of net cash to GLOBALFOUNDRIES in the third quarter of 2015. This amount included $750 million of cash consideration, adjusted by the amount of working capital due from GLOBALFOUNDRIES and other miscellaneous items. The remaining cash consideration will be transferred over two years, with a payment of $500 million expected in the fourth quarter of 2016.

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

Summarized financial information for discontinued operations is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Total revenue	$—	$—	$—	$720
Income/(loss) from discontinued operations	$(2)	$2	$(8)	$(177)
Gain/(loss) on disposal, before tax	0	(57)	1	(108)
Total loss from discontinued operations, before income taxes	$(2)	$(54)	$(7)	$(285)
Provision/(benefit) for income taxes	(1)	(43)	(3)	(108)
Loss from discontinued operations, net of tax	$(1)	$(12)	$(4)	$(176)

Industry Standard Server — On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo would acquire the company’s industry standard server portfolio (System x) for an adjusted

Notes to Consolidated Financial Statements — (continued)

purchase price of $2.1 billion, consisting of approximately $1.8 billion in cash, with the balance in Lenovo common stock. The stock represented less than 5 percent equity ownership in Lenovo. As of March 31, 2016, all Lenovo common stock was sold. The company sold to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations.

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

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $63 million in 2015 and $36 million in the nine months ended September 30, 2016.

Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $1.6 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain was approximately $1.3 billion, of which the cumulative gain recorded as of September 30, 2016 is $1.2 billion. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

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

In the second quarter of 2015, resolution of the final balance sheet adjustments was concluded. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of a pre-tax gain of $7 million in 2015. Through September 30, 2016, the cumulative pre-tax gain attributed to this transaction was $213 million.

Others — In the first quarter of 2016, the company completed four software product-related divestitures. The financial terms related to these transactions were not material. Overall, the company recorded a pre-tax gain of $36 million related to these transactions in the first quarter of 2016. There were no divestitures in the second and third quarters of 2016.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At September 30, 2016
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,512	$(630)	$882
Client relationships	2,831	(1,163)	1,668
Completed technology	3,336	(1,577)	1,759
Patents/trademarks	723	(183)	540
Other*	46	(14)	32
Total	$8,447	$(3,566)	$4,881

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2015
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,348	$(581)	$767
Client relationships	1,856	(927)	929
Completed technology	2,960	(1,397)	1,563
Patents/trademarks	335	(142)	193
Other*	44	(10)	35
Total	$6,543	$(3,057)	$3,487

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $1,394 million during the first nine months of 2016, primarily due to intangible asset additions resulting from acquisitions, partially offset by amortization. The aggregate intangible amortization expense was $403 million and $1,148 million for the third quarter and first nine months of 2016, respectively, versus $290 million and $884 million for the third quarter and first nine months of 2015, respectively. In addition, in the first nine months of 2016, the company retired $634 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2016:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2016 (for Q4)	$138	$254	$392
2017	444	944	1,388
2018	250	798	1,048
2019	50	635	685
2020	—	535	535

The change in the goodwill balances by reportable segment, for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are as follows:

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2016*	Additions	Adjustments	Divestitures	Adjustments**	9/30/16
Cognitive Solutions	$15,621	$3,769	$4	$(12)	$134	$19,516
Global Business Services	4,396	278	5	(1)	16	4,693
Technology Services & Cloud Platforms	10,156	91	1	(5)	89	10,333
Systems	1,848	—	2	—	10	1,859
Total	$32,021	$4,137	$11	$(17)	$248	$36,401

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

In January 2016, the company made a number of changes to its organizational structure and management system consistent with the ongoing transformation to a cognitive solutions and cloud platform business. With these changes, the company revised its reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the first nine months of 2016 or the full year of 2015 and the company has no accumulated impairment losses. For further information regarding the segment change, refer to note 6, “Segments”.

Purchase price adjustments recorded in the first nine months of 2016 and full year 2015 were related to acquisitions that were completed on or prior to June 30, 2016 or December 31, 2014, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments of $11 million were recorded during the first nine months of 2016 with the primary drivers being accounts receivable, inventory, deferred tax assets, deferred income and other current and noncurrent liabilities.

11. Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Commercial paper	$—	$600
Short-term loans	359	590
Long-term debt — current maturities	6,561	5,271
Total	$6,920	$6,461

The weighted-average interest rate for commercial paper at December 31, 2015 was 0.4 percent. The weighted-average interest rate for short-term loans was 9.5 percent and 5.2 percent at September 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2016	12/31/2015
U.S. dollar notes and debentures (average interest rate at September 30, 2016):
3.94%	2016–2017	$5,151	$9,351
3.20%	2018–2019	8,846	7,591
1.79%	2020–2021	4,944	3,717
2.35%	2022	1,902	1,900
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
3.45%	2026	1,350	—
6.22%	2027	469	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
4.70%	2046	650	—
7.13%	2096	316	316
		$30,604	$30,319
Other currencies (average interest rate at September 30, 2016, in parentheses):
Euros (1.6%)	2016–2028	$7,582	$4,892
Pound sterling (2.7%)	2017–2022	1,366	1,555
Japanese yen (0.3%)	2017–2022	1,400	1,180
Swiss francs (6.3%)	2020	8	9
Canadian (2.2%)	2017	381	360
Other (15.4%)	2016–2020	659	506
		$42,001	$38,820
Less: net unamortized discount		847	838
Less: net unamortized debt issuance cost		86	74
Add: fair value adjustment*		1,057	790
		$42,124	$38,699
Less: current maturities		6,561	5,271
Total		$35,563	$33,428

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual maturities of long-term debt outstanding at September 30, 2016, are as follows:

(Dollars in millions)	Total
2016 (for Q4)	$61
2017	6,961
2018	4,749
2019	5,262
2020	4,747
2021 and beyond	20,220
Total	$42,001

Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2016	2015
Cost of financing	$432	$407
Interest expense	523	346
Net investment derivative activity	(51)	(6)
Interest capitalized	3	(1)
Total interest paid and accrued	$907	$746

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2016 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

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

In March 2015, putative class action litigation was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business. The company and three of its officers were named as defendants. Plaintiffs allege that defendants violated Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In May 2015, a related putative class action was also commenced in the United States District Court for the Southern District of New York based on the same underlying facts, alleging violations of the Employee Retirement Income Security Act (“ERISA”). The company, management’s Retirement Plans Committee, and three current or former IBM executives were named as defendants. On September 7, 2016, the Court granted the company’s motions to dismiss the plaintiffs’ claims in both actions. On October 21, 2016, the ERISA plaintiffs filed an amended complaint, dropping the company as a defendant. The matter remains pending in the United States District Court.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. In the third quarter of 2016, the company received a new non-income tax assessment. The total potential amount related to these matters for all applicable years is approximately $740 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $7,348 million and $5,477 million at September 30, 2016 and December 31, 2015, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,220 million and $2,097 million at September 30, 2016 and December 31, 2015, respectively.

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

Notes to Consolidated Financial Statements — (continued)

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $30 million and $34 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2016	2015
Balance at January 1	$181	$197
Current period accruals	107	117
Accrual adjustments to reflect actual experience	4	4
Charges incurred	(132)	(147)
Balance at September 30	$160	$172

Extended Warranty Liability

(Dollars in millions)	2016	2015
Aggregate deferred revenue at January 1	$538	$536
Revenue deferred for new extended warranty contracts	176	182
Amortization of deferred revenue	(198)	(192)
Other*	12	(28)
Aggregate deferred revenue at September 30	$528	$498
Current portion	$287	$232
Noncurrent portion	$241	$267

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On October 25, 2016, the company announced that the Board of Directors approved a quarterly dividend of $1.40 per common share. The dividend is payable December 10, 2016 to shareholders of record on November 10, 2016.

On October 25, 2016, the company announced that the Board of Directors authorized $3.0 billion in additional funds for use in the company’s stock repurchase program.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

Snapshot

Financial Results Summary - Three Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended September 30:	2016	2015	Change
Revenue	$19,226	$19,280	(0.3	)%*
Gross profit margin	46.9%	48.9%	(2.1	)pts.
Total expense and other (income)	$5,751	$5,815	(1.1)%
Total expense and other (income)-to-revenue ratio	29.9%	30.2%	(0.2	)pts.
Income from continuing operations, before income taxes	$3,263	$3,621	(9.9)%
Provision for income taxes from continuing operations	$409	$659	(38.0)%
Income from continuing operations	$2,854	$2,962	(3.6)%
Income from continuing operations margin	14.8%	15.4%	(0.5	)pts.
Loss from discontinued operations, net of tax	$(1)	$(12)	(91.2)%
Net income	$2,853	$2,950	(3.3)%
Earnings per share from continuing operations:
Assuming dilution	$2.98	$3.02	(1.3)%
Basic	$2.99	$3.04	(1.6)%
Consolidated earnings per share - assuming dilution	$2.98	$3.01	(1.0)%
Weighted-average shares outstanding:
Assuming dilution	957.3	979.0	(2.2)%
Basic	954.0	975.1	(2.2)%

*   (1.1) percent adjusted for currency

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

Currency:

When the company refers to growth rates at “constant currency” or “adjusted for currency” in the Management Discussion, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. See “Currency Rate Fluctuations” on pages 78 and 79 for additional information.

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

The following table provides the company’s (non-GAAP) operating earnings for the third quarter of 2016 and 2015.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2016	2015	Change
Net income as reported	$2,853	$2,950	(3.3)%
Loss from discontinued operations, net of tax	(1)	(12)	(91.2)
Income from continuing operations	$2,854	$2,962	(3.6)%
Non-operating adjustments (net of tax):
Acquisition-related charges	197	170	15.6
Non-operating retirement-related costs/(income)	99	140	(29.7)
Operating (non-GAAP) earnings*	$3,149	$3,272	(3.8)%
Diluted operating (non-GAAP) earnings per share	$3.29	$3.34	(1.5)%

*   See page 87 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2016, the company delivered $19.2 billion in revenue, $2.9 billion in income from continuing operations and $3.1 billion in operating (non-GAAP) earnings, resulting in diluted earnings per share from continuing operations of $2.98 as reported and $3.29 on an operating (non-GAAP) basis. The company generated $4.2 billion in cash from operations and $2.4 billion in free cash flow in the third quarter of 2016 driving shareholder returns of $2.2 billion in gross common stock repurchases and dividends. In the quarter the company made progress across the business, with continued strong growth in the strategic imperatives, some moderation in the declines of the core businesses, remixing skills and adding new capabilities through organic investments, acquisitions and partnerships.

Total consolidated revenue decreased 0.3 percent as reported and 1.1 percent year to year adjusted for currency in the third quarter of 2016, with sequential improvement of 2.5 points as reported and 1.5 points adjusted for currency from the second quarter growth rates. The year to year growth rates in the third quarter improved in each reportable segment sequentially compared to the second quarter on both an as reported and adjusted for currency basis. Clients are focused on becoming digital businesses and the company’s third quarter revenue growth in cloud, security, mobile and across the analytics portfolio reflects this shift. Cloud delivered as-a-Service is part of a solid recurring revenue base across software and services. Annuity revenue continued to grow year to year. In addition, acquisitions made over the past 12 months continued to contribute revenue growth.

Management Discussion — (continued)

The third quarter results reflect the success the company is having in helping its clients leverage cloud for speed and innovation, and become cognitive businesses. In the third quarter, the company had continued strong revenue growth in its strategic imperatives — cloud, analytics and engagement — which grew 16 percent year to year as reported and 15 percent adjusted for currency. Over the past 12 months, the strategic imperatives have generated $31.8 billion in revenue, which represents 40 percent of the company’s total revenue, an increase of 5 points from full-year 2015. Total Cloud revenue of $3.4 billion increased 44 percent as reported and 42 percent adjusted for currency in the third quarter, with cloud as-a-Service revenue up over 60 percent as reported and adjusted for currency. The company exited the third quarter of 2016 with an annual run rate for cloud as-a-Service revenue of $7.5 billion, up from $6.7 billion in the second quarter of 2016 with the majority of the increase from organic growth. Analytics revenue of $4.8 billion in the third quarter increased 15 percent as reported (14 percent adjusted for currency) with contribution from the core analytics platform as well as the cognitive offerings including Watson Platform, Watson Health and Watson IoT. Security revenue increased 11 percent in the third quarter both as reported and adjusted for currency. Mobile revenue increased 19 percent year to year both as reported and adjusted for currency.

In the third quarter, the company made continued progress in moving into new areas and becoming a cognitive solutions and cloud platform company, including:

•                  Delivered significant sequential increase in cloud as-a-Service revenue for the second consecutive quarter.

•                  Continued global expansion of cloud centers.

•                  Expanded partnerships to accelerate cloud adoption.

•                  Added new cognitive offerings and capabilities in Watson Platform, Watson Health and Watson IoT.

•                  Launched an Industry Platforms business to initially address opportunity areas in blockchain solutions and Watson Financial Services.

From a segment perspective, Cognitive Solutions revenue increased 4.5 percent as reported and 5 percent adjusted for currency led by growth in Solutions Software. Technology Services & Cloud Platforms revenue increased 2.4 percent as reported and 1 percent adjusted for currency with continued strength in Infrastructure Services and growth in Integration Software as clients build their hybrid cloud capabilities. Global Business Services (GBS) revenue decreased 0.4 percent as reported and 2 percent adjusted for currency and continues to reflect a shift in the segment’s business and mix towards digital offerings. The GBS year-to-year revenue growth rate improved sequentially compared to second-quarter on both an as reported and adjusted for currency basis. Systems revenue decreased 21.0 percent (21 percent adjusted for currency) reflecting the z Systems product cycle dynamics and declines in Power Systems.

From a geographic perspective, Americas revenue decreased 0.4 percent as reported and was flat adjusted for currency. There was improvement in the revenue growth trajectory compared with the second quarter of 2016 on both an as reported and adjusted for currency basis. EMEA revenue decreased 3.4 percent, but was flat adjusted for currency in the third quarter of 2016 and improved sequentially as reported and adjusted for currency driven primarily by Germany, France and the Nordics. Asia Pacific revenue increased 4.6 percent as reported, but decreased 4 percent adjusted for currency.

The consolidated gross profit margin of 46.9 percent decreased 2.1 points year to year. The decline was driven primarily by higher levels of investments including acquisitions and the mix to as-a-Service capabilities that are not yet at scale. The operating (non-GAAP) gross margin of 48.0 percent decreased 2.1 points compared to the prior year driven primarily by the same factors.

Management Discussion — (continued)

Total expense and other (income) decreased 1.1 percent in the third quarter of 2016 compared to the prior year. Total operating (non-GAAP) expense and other (income) decreased 1.8 percent year to year. The key year-to-year drivers were approximately:

	Total	Operating
	Consolidated	(non-GAAP)
Currency*	3 points	3 points
Acquisitions**	6 points	5 points
Base	(10) points	(10) points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

Base expense performance reflects a higher level of intellectual property (IP) income ($341 million) in the third quarter year to year as the company revitalizes its IP income base by utilizing partnerships that enable innovation in some of the more traditional high-value areas of the business. The company is continuing to invest in new opportunity areas and building new markets, as well as delivering innovation in its existing businesses. This includes investing at a higher level in organic capabilities such as cognitive, security, cloud and blockchain as well as through acquisitions. The decrease in operating (non-GAAP) expense was driven primarily by the same factors.

Pre-tax income from continuing operations of $3.3 billion in the third quarter of 2016 decreased 9.9 percent year to year and the pre-tax margin was 17.0 percent, a decrease of 1.8 points. The continuing operations effective tax rate for the third quarter of 2016 was 12.5 percent compared to an effective tax rate of 18.2 percent in the third quarter of 2015. Income from continuing operations of $2.9 billion decreased 3.6 percent and the net income margin was 14.8 percent, a decrease of 0.5 points versus the third quarter of 2015. Losses from discontinued operations, net of tax, were $1 million in the third quarter of 2016 compared to $12 million in the third quarter of 2015. Net income of $2.9 billion decreased 3.3 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $3.7 billion decreased 8.0 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 1.6 points to 19.1 percent. Operating (non-GAAP) income from continuing operations of $3.1 billion decreased 3.8 percent. The operating (non-GAAP) income margin from continuing operations of 16.4 percent decreased 0.6 points. The operating (non-GAAP) effective tax rate from continuing operations in the third quarter of 2016 was 14.2 percent versus 18.0 percent in the prior year.

In the third quarter of 2016, the company repurchased 5.5 million shares of its common stock at a cost of $0.9 billion. Diluted earnings per share from continuing operations of $2.98 in the third quarter of 2016 decreased 1.3 percent year to year. Operating (non-GAAP) diluted earnings per share of $3.29 decreased 1.5 percent versus the third quarter of 2015.

The company generated $4.2 billion in cash flow provided by operating activities which was flat compared to the third quarter of 2015.  Net cash used in investing activities of $1.0 billion in the third quarter of 2016 decreased $0.3 billion year to year, primarily due to the net payment made in the third quarter of 2015 associated with the Microelectronics divestiture. Net cash used in financing activities of $4.2 billion in the third quarter of 2016 increased $2.3 billion compared to the third quarter of 2015, primarily driven by higher net debt payments ($3.0 billion), partially offset by a decline in common stock repurchases ($0.7 billion).

In October 2016, the company disclosed that it continues to expect GAAP earnings per share from continuing operations of at least $12.23 and operating (non-GAAP) earnings of at least $13.50 per diluted share for 2016. The company continues to expect free cash flow to be at the high end of the $11 billion to $12 billion range. Refer to page 79 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section on pages 77 and 78 for additional information on the company’s expectations.

Management Discussion — (continued)

Financial Results Summary - Nine Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the nine months ended September 30:	2016	2015	Change
Revenue	$58,149	$59,682	(2.6	)%*
Gross profit margin	47.1%	49.1%	(1.9	)pts.
Total expense and other (income)	$20,056	$18,431	8.8%
Total expense and other (income)-to-revenue ratio	34.5%	30.9%	3.6	pts.
Income from continuing operations, before income taxes	$7,345	$10,846	(32.3)%
Provision for/(benefit from) income taxes from continuing operations	$(31)	$1,943	nm
Income from continuing operations	$7,375	$8,904	(17.2)%
Income from continuing operations margin	12.7%	14.9%	(2.2	)pts.
Loss from discontinued operations, net of tax	$(4)	$(176)	(97.6)%
Net income	$7,371	$8,727	(15.5)%
Earnings per share from continuing operations:
Assuming dilution	$7.67	$9.03	(15.1)%
Basic	$7.70	$9.07	(15.1)%
Consolidated earning per share - assuming dilution	$7.67	$8.85	(13.3)%
Weighted-average shares outstanding:
Assuming dilution	960.7	986.0	(2.6)%
Basic	957.7	981.8	(2.5)%

	9/30/16	12/31/15
Assets	$115,606	$110,495	4.6%
Liabilities	$98,447	$96,071	2.5%
Equity	$17,159	$14,424	19.0%

* (1.9) percent adjusted for currency

nm - not meaningful

The following table provides the company’s (non-GAAP) operating earnings for the first nine months of 2016 and 2015.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2016	2015	Change
Net income as reported	$7,371	$8,727	(15.5)%
Loss from discontinued operations, net of tax	(4)	(176)	(97.6)
Income from continuing operations	$7,375	$8,904	(17.2)%
Non-operating adjustments (net of tax):
Acquisition-related charges	542	452	19.9
Non-operating retirement-related costs/(income)	338	597	(43.4)
Operating (non-GAAP) earnings*	$8,255	$9,953	(17.1)%
Diluted operating (non-GAAP) earnings per share	$8.59	$10.09	(14.9)%

*   See page 88 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Nine Months Ended September 30:

In the first nine months of 2016, the company reported $58.1 billion in revenue, and delivered $7.4 billion in income from continuing operations resulting in diluted earnings per share from continuing operations of $7.67 as reported and $8.59 on an operating (non-GAAP) basis. The company generated $13.3 billion in cash from operations and $6.9 billion in free cash flow in the first nine months of 2016 driving shareholder returns of $6.6 billion in gross common stock repurchases and dividends.

Enterprise clients are looking for greater value from their data and IT environments. They are looking to become digital enterprises that are differentiated by cognitive, using data to improve decision making and outcomes. The company’s strategy is based on the point of view that solving clients’ needs requires solutions, industry expertise and innovative technology, all supported by leading edge skills. The company is creating cognitive solutions that join digital business with digital

Management Discussion — (continued)

intelligence, bringing its industry expertise together with these cognitive solutions, and building it all on cloud platforms. The company is in a unique position to move its clients to the future as it is already running their most critical business processes. The company has continued its acceleration of shifting investments and resources to be more aligned with its strategy.

Total consolidated revenue decreased 2.6 percent as reported and 1.9 percent year to year adjusted for currency in the first nine months of 2016.

In the first nine months of 2016, the company had strong revenue growth in the strategic imperatives of 14 percent year to year as reported and adjusted for currency. Total Cloud revenue of $9.5 billion was up 36 percent as reported and adjusted for currency year to year with as-a-Service revenue up 53 percent as reported (54 percent adjusted for currency). Analytics revenue of $13.9 billion increased 9 percent as reported and adjusted for currency. Security revenue increased 16 percent as reported and adjusted for currency and mobile revenue was up 42 percent year to year as reported and adjusted for currency.

From a segment perspective, Cognitive Solutions revenue increased 2.2 percent as reported and 3 percent adjusted for currency with growth in Solutions Software partially offset by a decline in Transaction Processing Software. GBS revenue decreased 2.3 percent as reported and 2 percent adjusted for currency primarily driven by a decline in Consulting revenue. GBS strategic imperatives revenue had double-digit growth year to year as reported and adjusted for currency. Technology Services & Cloud Platforms revenue was essentially flat year to year as reported, but increased 1 percent adjusted for currency led by growth in Infrastructure Services which was up 1.8 percent as reported (3 percent adjusted for currency) as the hybrid cloud strategy continues to resonate with clients. Technology Services & Cloud Platforms strategic imperatives revenue was up 40 percent (41 percent adjusted for currency) year to year. Systems revenue decreased 22.1 percent as reported (22 percent adjusted for currency) with z Systems down 40.2 percent (40 percent adjusted for currency) and Power Systems down 23.5 percent (23 percent adjusted for currency).

From a geographic perspective, Americas revenue decreased 3.6 percent as reported (2 percent adjusted for currency) with the U.S. down 2.0 percent. EMEA revenue decreased 3.8 percent as reported (2 percent adjusted for currency). Asia Pacific revenue increased 1.7 percent as reported, but decreased 2 percent adjusted for currency.

The consolidated gross margin of 47.1 percent decreased 1.9 points year to year with performance reflecting higher levels of investment and the building of scale in as-a-Service capabilities. The operating (non-GAAP) gross margin of 48.2 percent decreased 1.9 points versus the prior year driven primarily by the same factors.

Total expense and other (income) increased 8.8 percent in the first nine months of 2016 compared to the prior year. Total operating (non-GAAP) expense and other (income) increased 9.9 percent compared to the first nine months of 2015. The key year-to-year drivers were:

	Total	Operating
	Consolidated	(non-GAAP)
Currency*	2 points	2 points
Acquisitions**	5 points	4 points
Base	2 points	4 points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

The increase in base expense in the first nine months of 2016 was primarily driven by first-quarter 2016 charges for actions taken to accelerate the transformation of the company’s workforce and shift its skill base, as well as increased investments in the strategic areas of cognitive, security and cloud. This included a higher level of workforce rebalancing charges ($464 million) year to year and charges for real estate actions ($294 million); partially offset by a higher level of intellectual property income ($621 million). The increase in operating (non-GAAP) expense was driven primarily by the same factors.

Pre-tax income from continuing operations of $7.3 billion decreased 32.3 percent and the pre-tax margin was 12.6 percent, a decrease of 5.5 points versus the first nine months of 2015. The continuing operations effective tax rate for the first nine months of 2016 was (0.4) percent compared to an effective tax rate of 17.9 percent in the prior year. The negative tax rate in the first nine months of 2016 was primarily the result of a refund ($1.0 billion) of previously paid non-U.S. taxes plus interest in the first quarter of 2016. Income from continuing operations of $7.4 billion decreased 17.2 percent and the net income margin was 12.7 percent, a decrease of 2.2 points compared to the first nine months of 2015. Losses from discontinued operations, net of tax, were $4 million in the first nine months of 2016 versus $176 million in the first nine

Management Discussion — (continued)

months of 2015. Net income of $7.4 billion decreased 15.5 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $8.5 billion decreased 30.0 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 5.7 points to 14.7 percent. Operating (non-GAAP) income from continuing operations of $8.3 billion decreased 17.1 percent and the operating (non-GAAP) income margin from continuing operations of 14.2 percent decreased 2.5 points. The operating (non-GAAP) effective tax rate from continuing operations in the first nine months of 2016 was 3.2 percent versus 18.3 percent in the first nine months of 2015. Profit and margin performance in the first nine months of 2016 reflects the company’s investments, product cycle dynamics and the actions taken to accelerate its transformation in the first quarter of 2016.

Diluted earnings per share from continuing operations of $7.67 decreased 15.1 percent year to year. In the first nine months of 2016, the company repurchased 17.8 million shares of its common stock and had $3.0 billion remaining in the current share repurchase authorization at September 30, 2016. Operating (non-GAAP) diluted earnings per share of $8.59 decreased 14.9 percent versus the prior year. Diluted earnings per share from discontinued operations was $0.00 in the first nine months of 2016 compared to ($0.18) in the same period of 2015.

At September 30, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $10.0 billion, an increase of $1.8 billion from December 31, 2015. Key drivers in the balance sheet and total cash flows were:

Total assets increased $5.1 billion ($3.0 billion adjusted for currency) from December 31, 2015 driven by:

 •     Increases in goodwill ($4.4 billion), cash and marketable securities ($1.8 billion), retirement plan assets ($1.8 billion) and intangible assets ($1.4 billion); partially offset by

 •     Decreases in total receivables ($4.4 billion).

Total liabilities increased $2.4 billion (decreased $0.2 billion adjusted for currency) from December 31, 2015 driven by:

 •     Increases in total debt ($2.6 billion), other accrued expenses and liabilities ($1.0 billion) and compensation and benefits ($0.4 billion); partially offset by

•        Decreases in accounts payable ($0.8 billion) and taxes payable ($0.7 billion).

Total equity of $17.2 billion increased $2.7 billion from December 31, 2015 as a result of:

 •     Increases from net income ($7.4 billion), retirement-related ($1.3 billion) and equity translation adjustments ($0.3 billion); partially offset by

 •     Decreases from dividends ($3.9 billion) and share repurchases ($2.6 billion).

The company generated $13.3 billion in cash flow provided by operating activities, an increase of $1.6 billion compared to the first nine months of 2015, driven primarily by lower income tax payments and an increase in cash provided by financing receivables; partially offset by operational performance. Net cash used in investing activities of $7.6 billion was $4.9 billion higher than the prior year, primarily driven by an increase in cash used related to acquisitions ($4.6 billion). Net cash used in financing activities of $4.5 billion decreased $3.3 billion compared to the first nine months of 2015, driven primarily by higher net debt issuances ($2.5 billion) and a decline in common share repurchases ($1.2 billion).

Management Discussion — (continued)

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2016 versus the third quarter and first nine months of 2015 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended September 30:	2016	2015*	Change		Currency
Revenue:
Cognitive Solutions	$4,235	$4,052	4.5%		4.5%
Gross margin	80.4%	84.4%	(3.9	)pts.
Global Business Services	4,191	4,206	(0.4)%		(1.6)%
Gross margin	28.8%	29.7%	(0.9	)pts.
Technology Services & Cloud Platforms	8,748	8,541	2.4%		1.4%
Gross margin	42.0%	42.2%	(0.2	)pts.
Systems	1,558	1,973	(21.0)%		(21.5)%
Gross margin	51.1%	55.9%	(4.8	)pts.
Global Financing	412	447	(7.9)%		(9.2)%
Gross margin	37.8%	48.4%	(10.6	)pts.
Other	81	60	34.7%		33.4%
Gross margin	(279.2)%	(260.4)%	(18.7	)pts.
Total consolidated revenue	$19,226	$19,280	(0.3)%		(1.1)%
Total consolidated gross profit	$9,013	$9,436	(4.5)%
Total consolidated gross margin	46.9%	48.9%	(2.1	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	129	89	44.8%
Retirement-related costs/(income)	79	118	(33.3)%
Operating (non-GAAP) gross profit	$9,221	$9,643	(4.4)%
Operating (non-GAAP) gross margin	48.0%	50.0%	(2.1	)pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the nine months ended September 30:	2016	2015*	Change		Currency
Revenue:
Cognitive Solutions	$12,889	$12,616	2.2%		2.9%
Gross margin	81.5%	84.9%	(3.4	) pts.
Global Business Services	12,578	12,869	(2.3)%		(2.2)%
Gross margin	27.0%	28.2%	(1.2	) pts.
Technology Services & Cloud Platforms	26,029	25,993	0.1%		1.0%
Gross margin	41.5%	42.2%	(0.6	) pts.
Systems	5,184	6,656	(22.1)%		(21.9)%
Gross margin	55.1%	55.8%	(0.6	) pts.
Global Financing	1,245	1,386	(10.2)%		(8.5)%
Gross margin	39.6%	47.5%	(7.9	) pts.
Other	223	162	37.4%		38.4%
Gross margin	(295.2)%	(237.0)%	(58.2	) pts.
Total consolidated revenue	$58,149	$59,682	(2.6)%		(1.9)%
Total consolidated gross profit	$27,401	$29,278	(6.4)%
Total consolidated gross margin	47.1%	49.1%	(1.9	) pts.
Non-operating adjustments:
Amortization of acquired intangible assets	371	268	38.2%
Retirement-related costs/(income)	238	350	(32.0)%
Operating (non-GAAP) gross profit	$28,010	$29,896	(6.3)%
Operating (non-GAAP) gross margin	48.2%	50.1%	(1.9	) pts.

*   Recast to conform with 2016 presentation.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015*	Change	Currency
Cognitive Solutions external revenue:	$4,235	$4,052	4.5%	4.5%
Solutions Software	$2,919	$2,710	7.7%	7.9%
Transaction Processing Software	1,316	1,343	(2.0)	(2.2)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015*	Change	Currency
Cognitive Solutions external revenue:	$12,889	$12,616	2.2%	2.9%
Solutions Software	$8,842	$8,417	5.0%	5.8%
Transaction Processing Software	4,048	4,199	(3.6)	(2.9)

* Recast to conform with 2016 presentation.

In the third quarter of 2016, Cognitive Solutions revenue of $4,235 million grew 4.5 percent as reported and 5 percent year to year adjusted for currency with sequential improvement in the year to year growth rate for the third consecutive quarter, both as reported and adjusted for currency. For the first nine months of the year, Cognitive Solutions revenue of $12,889 million grew 2.2 percent as reported and 3 percent adjusted for currency. On an as reported and constant currency basis, Solutions Software revenue grew, partially offset by declines in Transaction Processing Software.

In the third quarter, Solutions Software revenue of $2,919 million grew 7.7 percent as reported (8 percent adjusted for currency), while Transaction Processing Software of $1,316 million declined 2.0 percent as reported (2 percent adjusted for

Management Discussion — (continued)

currency). Analytics, which is the largest portion of the Software Solutions portfolio, continued to grow in key areas including Watson. There was strong Software-as-a-Service (SaaS) performance in the quarter with double digit growth in revenue as reported and adjusted for currency.

In the third quarter 2016, Watson technology, which underpins the company’s cognitive strategy, continued to gain momentum, as the company continued to expand cognitive capabilities in the IBM Cloud. Across Watson, focus continues on scaling Watson Health, growing Watson IoT and expanding industry differentiation.

Within Cognitive Solutions, total third quarter 2016 strategic imperatives revenue of $2.7 billion grew 11 percent as reported (11 percent adjusted for currency) year to year. Cloud revenue of $0.6 billion grew 74 percent as reported (75 percent adjusted for currency), with an as-a-Service exit run rate of $1.6 billion. For the first nine months of the year, strategic imperatives revenue within Cognitive Solutions of $8.2 billion grew 7 percent as reported (8 percent adjusted for currency), with Cloud revenue of $1.5 billion growing 54 percent year to year as reported (55 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2016	2015*	Change
Cognitive Solutions:
External gross profit	$3,407	$3,418	(0.3)%
External gross profit margin	80.4%	84.4%	(3.9	) pts.
Pre-tax income	$1,574	$1,596	(1.4)%
Pre-tax margin	32.1%	34.9%	(2.7	) pts.

* Recast to conform with 2016 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2016	2015*	Change
Cognitive Solutions:
External gross profit	$10,509	$10,709	(1.9)%
External gross profit margin	81.5%	84.9%	(3.4	) pts.
Pre-tax income	$4,039	$4,949	(18.4)%
Pre-tax margin	27.3%	34.6%	(7.3	) pts.

* Recast to conform with 2016 presentation.

The Cognitive Solutions gross profit margin decreased 3.9 points to 80.4 percent in the third quarter primarily due to investments in Software-as-a-Service and acquisition content. For the first nine months of the year, the gross profit margin declined 3.4 points to 81.5 percent compared to the prior year.

In the third quarter, pre-tax income of $1,574 million decreased 1.4 percent year to year with a pre-tax margin decline of 2.7 points to 32.1 percent. For the first nine months of 2016, pre-tax income decreased 18.4 percent with a pre-tax margin of 27.3 percent down 7.3 points year to year. Performance continued to reflect the company’s higher level of investment in the strategic growth areas, including the Watson businesses.

Management Discussion — (continued)

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015*	Change	Currency
Global Business Services external revenue:	$4,191	$4,206	(0.4)%	(1.6)%
Consulting	$1,799	$1,863	(3.4)%	(5.1)%
Global Process Services	354	359	(1.3)	(0.9)
Application Management	2,038	1,981	2.9	1.6

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015*	Change	Currency
Global Business Services external revenue:	$12,578	$12,869	(2.3)%	(2.2)%
Consulting	$5,520	$5,763	(4.2)%	(4.7)%
Global Process Services	1,048	1,078	(2.8)	(1.5)
Application Management	6,011	6,027	(0.3)	0.1

* Recast to conform with 2016 presentation.

In the third quarter of 2016, Global Business Services revenue of $4,191 million decreased 0.4 percent as reported and 2 percent adjusted for currency. There was improvement in the revenue growth trajectory compared with the prior quarter both as reported and adjusted for currency. Digital practices, which now make up more than half of GBS, grew double digits as reported and adjusted for currency including strong growth in cloud, analytics and mobile. This growth was more than offset by declines in the more traditional areas. For the first nine months of the year, GBS revenue of $12,578 million declined 2.3 percent as reported and 2 percent adjusted for currency.

In the third quarter, Application Management revenue of $2,038 million grew 2.9 percent as reported (2 percent adjusted for currency), compared to the prior year driven by growth in the company’s digital foundation and mobile platforms. Consulting revenue of $1,799 million declined 3.4 percent as reported (5 percent adjusted for currency) as some larger contracts wound down and clients continue to move away from on-premise enterprise application work to new business models focused on digital and cloud. Global Process Services (GPS) revenue of $354 million decreased 1.3 percent as reported (1 percent adjusted for currency).

Within GBS, total third quarter strategic imperatives revenue of $2.3 billion grew 13 percent as reported (12 percent adjusted for currency) year to year. Cloud revenue of $0.8 billion grew 74 percent as reported (69 percent adjusted for currency), with an as-a-Service exit run rate of $0.8 billion. For the first nine months of the year, strategic imperatives revenue within GBS of $6.6 billion grew 15 percent as reported (15 percent adjusted for currency), with Cloud revenue of $2.1 billion growing 64 percent year to year as reported (62 percent adjusted for currency).

The company continues to respond to enterprises looking for new ways to reach their customers and empower their employees to make faster decisions. There was continued revenue growth, as reported and adjusted for currency, in enterprise mobility solutions that are helping clients redesign work flows with specific industry context. The growing collection of MobileFirst for iOS applications are delivered on the cloud and can connect back to clients’ core systems and infrastructure. A new IBM MobileFirst Garage was opened in Bangalore, which is part of a network of centers that helps clients around the world achieve mobile-led digital transformations at speed and at scale.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2016	2015*	Change
Global Business Services:
External gross profit	$1,206	$1,249	(3.4)%
External gross profit margin	28.8%	29.7%	(0.9	) pts.
Pre-tax income	$544	$664	(18.0)%
Pre-tax margin	12.7%	15.4%	(2.6	) pts.

* Recast to conform with 2016 presentation.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2016	2015*	Change
Global Business Services:
External gross profit	$3,393	$3,625	(6.4)%
External gross profit margin	27.0%	28.2%	(1.2	) pts.
Pre-tax income	$1,210	$1,895	(36.2)%
Pre-tax margin	9.4%	14.3%	(4.9	) pts.

* Recast to conform with 2016 presentation.

In the third quarter, the GBS gross profit margin decreased 0.9 points to 28.8 percent compared to the prior year, with an improvement in Application Management offset by declines in Consulting and GPS.  Margin expanded in Application Management as the mix moves to the new cloud and digital platforms and as a result of workforce rebalancing driving productivity in the delivery model. Consulting gross profit margin declined, reflecting the company’s investments to grow the digital practices. In addition, similar to last quarter, there was additional spending incurred to meet commitments. These dynamics are also reflected in the pre-tax margin for the quarter. In the third quarter, pre-tax income of $544 million decreased 18.0 percent and the pre-tax margin declined 2.6 points to 12.7 percent.

The company continues to shift the business to the strategic imperatives within GBS. While recent acquisitions impact near term profit, they have added important capabilities, including cloud consulting skills. The IBM Interactive Experience has been expanded as well as digital design capabilities. The company is focused on integrating and scaling these new skills as it continues to expand the digital practices.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015*	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,748	$8,541	2.4%	1.4%
Infrastructure Services	$5,901	$5,714	3.3%	1.9%
Technical Support Services	1,831	1,841	(0.5)	(1.5)
Integration Software	1,016	986	3.1	3.6

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015*	Change	Currency
Technology Services & Cloud Platforms external revenue:	$26,029	$25,993	0.1%	1.0%
Infrastructure Services	$17,458	$17,146	1.8%	2.5%
Technical Support Services	5,446	5,603	(2.8)	(1.4)
Integration Software	3,126	3,244	(3.7)	(2.6)

* Recast to conform with 2016 presentation.

In the third quarter of 2016, Technology Services & Cloud Platforms revenue of $8,748 million grew 2.4 percent as reported and 1 percent adjusted for currency compared to the prior year. As the business shifts from systems integration to services integration, there is continued momentum in new offerings. Infrastructure Services and Integration Software revenue grew as reported and adjusted for currency, partially offset by declines in Technical Support Services. For the first nine months of the year, Technology Services & Cloud Platforms revenue of $26,029 million increased 0.1 percent as reported and 1 percent adjusted for currency.

Infrastructure Services revenue of $5,901 million grew 3.3 percent as reported (2 percent adjusted for currency) in the third quarter. Technical Support Services third quarter revenue of $1,831 million decreased 0.5 percent as reported (1 percent adjusted for currency). Integration Software revenue of $1,016 million grew 3.1 percent as reported (4 percent adjusted for currency) compared to the third quarter of the prior year.

In Infrastructure Services, the company’s hybrid cloud strategy continues to resonate with clients moving to enterprise grade cloud solutions that are secure, agile and leverage the data and investments in their core systems. The company continues to expand its cloud infrastructure, announcing the opening of new cloud data centers in South Korea and Norway in the third quarter. The company now has 49 cloud centers around the world, enabling low latency connectivity to cloud infrastructure.

In Integration Software, there was continued strength in Connect products that integrate applications, data and processes for on-premise and cloud environments. There was also a continued shift of the portfolio to an as-a-Service model through IBM’s Bluemix cloud platform which continues to scale across a broad catalog of high value services.

Within Technology Services & Cloud Platforms, total third quarter strategic imperatives revenue of $2.3 billion grew 45 percent as reported (42 percent adjusted for currency) year to year. Cloud revenue of $1.5 billion grew 58 percent as reported (55 percent adjusted for currency), with an as-a-Service exit run rate of $5.1 billion. For the first nine months of the year, strategic imperatives revenue within Technology Services & Cloud Platforms of $6.2 billion grew 40 percent as reported (41 percent adjusted for currency), with Cloud revenue of $4.1 billion growing 49 percent as reported (49 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2016	2015*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,825	$2,774	1.8%
External Technology Services gross profit margin	36.5%	36.7%	(0.2	) pts.
External Integration Software gross profit	$851	$833	2.2%
External Integration Software gross profit margin	83.8%	84.5%	(0.7	) pts.
External total gross profit	$3,676	$3,607	1.9%
External total gross profit margin	42.0%	42.2%	(0.2	) pts.
Pre-tax income	$1,288	$1,317	(2.2)%
Pre-tax margin	14.4%	15.1%	(0.7	) pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2016	2015*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$8,176	$8,190	(0.2)%
External Technology Services gross profit margin	35.7%	36.0%	(0.3	) pts.
External Integration Software gross profit	$2,630	$2,768	(5.0)%
External Integration Software gross profit margin	84.2%	85.3%	(1.2	) pts.
External total gross profit	$10,806	$10,958	(1.4)%
External total gross profit margin	41.5%	42.2%	(0.6	) pts.
Pre-tax income	$2,825	$3,861	(26.8)%
Pre-tax margin	10.6%	14.6%	(3.9	) pts.

* Recast to conform with 2016 presentation.

The Technology Services & Cloud Platforms gross profit margin decreased 0.2 points to 42.0 percent in the third quarter with improvement in Infrastructure Services offset by declines in Technical Support Services and Integration Software. The margin expansion in Infrastructure Services reflects the benefits from productivity actions to streamline processes. The company is investing in its technology and using its cognitive capabilities to shift to a more automated delivery model to improve performance and drive efficiencies. The Technical Support Services margin decline was driven by the mix to multi-vendor support offerings. For the first nine months of 2016, gross margin decreased 0.6 points to 41.5 percent compared to the prior year.

In the third quarter, pre-tax income of $1,288 million decreased 2.2 percent and pre-tax margin declined 0.7 points to 14.4 percent. For the first nine months of 2016, pre-tax income decreased 26.8 percent with a pre-tax margin of 10.6 percent down 4.0 points year to year. The pre-tax margins reflect the dynamics impacting gross profit as well as the continued investments to build out the cloud platform.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September	At September	Percent	Adjusted For
(Dollars in billions)	2016	2015*	Change	Currency
Total backlog	$121.3	$120.1	0.9%	(0.7)%

* Recast to conform with 2016 presentation.

The estimated total services backlog at September 30, 2016 was $121 billion, an increase of 0.9 percent as reported and a decrease of 1 percent adjusted for currency compared to the September 30, 2015 balance.

Total services backlog includes Infrastructure Services, Consulting, Global Process Services, Application Management and Technical Support Services. Total backlog is intended to be a statement of overall work under contract for these businesses and therefore includes Technical Support Services. It does not include as-a-Service offerings that have flexibility in contractual commitment terms. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015*	Change	Currency
Total signings	$8,955	$8,918	0.4%	(1.1)%

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015*	Change	Currency
Total signings	$30,031	$30,317	(0.9)%	0.1%

* Recast and reclassified to conform with 2016 presentation.

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015*	Change	Currency
Systems external revenue:	$1,558	$1,973	(21.0)%	(21.5)%
Systems Hardware	$1,128	$1,491	(24.3)%	(24.8)%
z Systems			(35.0)	(35.3)
Power Systems			(30.8)	(31.2)
Storage Systems			(8.0)	(8.8)
Operating Systems Software	430	482	(10.8)	(11.3)

* Recast to conform with 2016 presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015*	Change	Currency
Systems external revenue:	$5,184	$6,656	(22.1)%	(21.9)%
Systems Hardware	$3,852	$5,204	(26.0)%	(25.9)%
z Systems			(40.2)	(40.0)
Power Systems			(23.5)	(23.2)
Storage Systems			(9.7)	(9.8)
Operating Systems Software	1,332	1,451	(8.2)	(7.5)

* Recast to conform with 2016 presentation.

In the third quarter of 2016, Systems revenue of $1,558 million decreased 21.0 percent as reported and 21 percent adjusted for currency compared to the prior year reflecting important market shifts in this business and product cycle dynamics. For the first nine months of the year, Systems revenue of $5,184 million declined 22.1 percent as reported and 22 percent adjusted for currency.

Systems Hardware revenue of $1,128 million decreased 24.3 percent as reported (25 percent adjusted for currency) in the third quarter. Operating Systems Software third quarter revenue of $430 million decreased 10.8 percent as reported (11 percent adjusted for currency) compared to the prior year.

Management Discussion — (continued)

Across Systems, the company faces product cycle headwinds and some transitions in Power and Storage, while continuing to deliver innovative technologies and significant new capabilities to address cognitive and cloud.

Within Systems Hardware, z Systems third quarter revenue decreased 35.0 percent as reported (35 percent adjusted for currency) year to year. Seven quarters into the z13 cycle, this performance reflects product cycle dynamics. The company continues to add new clients to the platform and introduce new technologies including blockchain. As the blockchain platform is built, it is being engineered to run on multiple platforms, but it is optimized for scale, security and resilience on both the IBM mainframe and IBM Cloud. The company’s z Systems are well suited for these new workloads due to their advanced security features that help protect data and ensure the integrity of the overall blockchain networks.

Power Systems third quarter revenue decreased 30.8 percent as reported (31 percent adjusted for currency) year to year reflecting the company’s performance in a declining UNIX market partially offset by growth in an expanding Linux market. The company is shifting its platform to address Linux which now represents over 15 percent of Power revenue in the third quarter. There has been success with HANA where the company is bringing in new clients and replicating this strategy with others. The UNIX market remains a high-value space for clients and, at the end of the third quarter, new midrange and high end systems were introduced. These systems are designed for hybrid cloud computing and flexible consumption models to transform on-premise IT to the Cloud. In Power, the company is shifting to Linux while continuing to serve the UNIX space, but it is a long transition. In the near term, the company is focused on stabilizing the margin base.

Storage Systems third quarter revenue decreased by 8.0 percent as reported (9 percent adjusted for currency) year to year, with continued market shift to software. The third quarter decline was mainly driven by low-end and midrange traditional disk storage. High-end disk storage revenue grew this quarter both as reported and adjusted for currency. The company recently rolled out new products and transitioned to a full suite of flash offerings improving its competitive position. While not within the Systems segment, Software-Defined Storage had continued double-digit revenue growth as reported and adjusted for currency in the third quarter.

Within Systems, total third quarter strategic imperatives revenue of $0.7 billion decreased 18 percent as reported (18 percent adjusted for currency) year to year. Cloud revenue of $0.5 billion decreased 16 percent as reported (16 percent adjusted for currency). For the first nine months of the year, strategic imperatives revenue within Systems of $2.3 billion decreased 13 percent as reported (13 percent adjusted for currency), with Cloud revenue of $1.8 billion decreasing 9 percent as reported (9 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2016	2015*	Change
Systems:
External Systems Hardware gross profit	$416	$668	(37.6)%
External Systems Hardware gross profit margin	36.9%	44.8%	(7.9	) pts.
External Operating Systems Software gross profit	$380	$435	(12.8)%
External Operating Systems Software gross profit margin	88.3%	90.2%	(2.0	) pts.
External total gross profit	$796	$1,103	(27.8)%
External total gross profit margin	51.1%	55.9%	(4.8	) pts.
Pre-tax income/(loss)	$136	$248	(45.3)%
Pre-tax margin	7.8%	11.4%	(3.5	) pts.

* Recast to conform with 2016 presentation.

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2016	2015*	Change
Systems:
External Systems Hardware gross profit	$1,676	$2,399	(30.1)%
External Systems Hardware gross profit margin	43.5%	46.1%	(2.6	) pts.
External Operating Systems Software gross profit	$1,182	$1,312	(9.9)%
External Operating Systems Software gross profit margin	88.7%	90.4%	(1.7	) pts.
External total gross profit	$2,858	$3,711	(23.0)%
External total gross profit margin	55.1%	55.8%	(0.6	) pts.
Pre-tax income/(loss)	$354	$1,048	(66.2)%
Pre-tax margin	6.1%	14.5%	(8.4	) pts.

* Recast to conform with 2016 presentation.

The Systems gross profit margin decreased 4.8 points to 51.1 percent in the third quarter of 2016 compared to the prior year. This decrease was due to margin (4.7 points) with declines in Power and Storage partially offset by expansion in z Systems margins. The Systems gross profit margin decreased 0.6 points to 55.1 percent in the first nine months of 2016 compared to the prior year. This decrease was due to a less favorable product mix (0.5 points) and decline in margin (0.1 points).

In the third quarter, pre-tax income of $136 million decreased 45.3 percent and the pre-tax margin declined 3.5 points to 7.8 percent, consistent with the product cycle and portfolio transition dynamics impacting revenue and profit.

Global Financing

See pages 81 through 86 for a discussion of Global Financing’s segment results.

Total Software

Under the company’s new segment structure total Software no longer exists as a segment, instead the company’s software revenue is included within the Cognitive Solutions, Technology Services & Cloud Platforms and Systems segments. Given the focus on IBM’s software revenue performance, the company will continue to report total software revenue performance throughout 2016.  The company has a broad software portfolio, from solutions that provide cognitive, analytics and security solutions, to core transaction processing, to connecting on-premises data and processes to private and public cloud environments.  This software is open, running on IBM and non-IBM environments.

Total software revenue, which includes Cognitive Solutions, Integration Software and Operating Systems software, of $5,681 million increased 2.9 percent as reported and 3 percent adjusted for currency in the third quarter of 2016 compared to the prior year period. Overall, third quarter performance reflected sequential improvement of 2 points from the second quarter of 2016 as reported and adjusted for currency. This represents the third consecutive quarter of improvement in constant currency software revenue growth trajectory. From a business area perspective, there was growth in Cognitive Solutions and Integration Software as reported and adjusted for currency, while Operating Systems was down year to year, in line with the longer term secular trend. Across software, annuity revenue grew mid-single digits year to year as reported and adjusted for currency. This growth was led by the SaaS offerings which grew both on an organic basis and from acquisitions. Transactional revenue declined mid-single digits as reported and adjusted for currency in the quarter.

For the first nine months of 2016, total Software revenue of $17,347 million grew 0.2 percent as reported and 1 percent adjusted for currency, with growth in Cognitive Solutions, partially offset by declines in Integration Software and Operating Systems software.

Management Discussion — (continued)

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2016	2015	Change	Currency
Total Revenue	$19,226	$19,280	(0.3)%	(1.1)%
Geographies:	$19,159	$19,214	(0.3)%	(1.1)%
Americas	9,070	9,105	(0.4)	(0.2)
Europe/Middle East/Africa (EMEA)	5,851	6,059	(3.4)	(0.3)
Asia Pacific	4,238	4,051	4.6	(4.4)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2016	2015	Change	Currency
Total Revenue	$58,149	$59,682	(2.6)%	(1.9)%
Geographies:	$57,932	$59,442	(2.5)%	(1.9)%
Americas	27,229	28,234	(3.6)	(2.0)
Europe/Middle East/Africa (EMEA)	18,032	18,753	(3.8)	(1.7)
Asia Pacific	12,671	12,454	1.7	(1.9)

Total geographic revenue of $19,159 million decreased 0.3 percent as reported and 1 percent adjusted for currency in the third quarter of 2016 compared to the prior year. Americas revenue of $9,070 million decreased 0.4 percent as reported and was flat adjusted for currency. EMEA third quarter revenue of $5,851 million decreased 3.4 percent as reported, but was flat adjusted for currency. Both Americas and EMEA third quarter revenue improved sequentially from the prior quarter (both as reported and adjusted for currency). Asia Pacific revenue of $4,238 million grew 4.6 percent as reported, but decreased 4 percent adjusted for currency.

Within Americas, the U.S. third quarter revenue was flat compared to the prior year, but improved sequentially from the prior quarter. Canada was down 6.3 percent as reported and 7 percent adjusted for currency. Latin America increased 3.7 percent as reported and 5 percent adjusted for currency in the third quarter compared to the prior year. Within Latin America, Brazil increased 23.5 percent as reported and 17 percent adjusted for currency, reflecting the importance of  z Systems software and hardware to the banking sector.

In the third quarter, within EMEA, revenue in the UK decreased 12.5 percent as reported, but increased 3 percent adjusted for currency. Germany decreased 2.7 percent as reported and 3 percent adjusted for currency. France decreased 3.2 percent as reported and 4 percent adjusted for currency. The Nordics increased 4.2 percent as reported and 4 percent adjusted for currency. Third quarter revenue in EMEA improved sequentially from the prior quarter as reported and adjusted for currency, including Germany, France and the Nordics. In the Central and Eastern European region, third quarter revenue decreased as reported and adjusted for currency, with Russia declining 24.7 percent. The Middle East and Africa region grew 5.0 percent as reported and 6 percent adjusted for currency.

Within Asia Pacific, Japan grew 15.9 percent as reported, but decreased 3 percent adjusted for currency. Australia decreased 0.8 percent as reported and 5 percent adjusted for currency, but improved sequentially from the prior quarter (both as reported and adjusted for currency). India increased 6.5 percent as reported and 9 percent adjusted for currency. China decreased 20.8 percent as reported and 18 percent adjusted for currency.

Total geographic revenue of $57,932 million decreased 2.5 percent as reported and 2 percent adjusted for currency in the first nine months of 2016 compared to the prior year. Americas revenue of $27,229 million decreased 3.6 percent as reported and 2 percent adjusted for currency. EMEA revenue of $18,032 million decreased 3.8 percent as reported and 2 percent adjusted for currency. Asia Pacific revenue of $12,671 million grew 1.7 percent as reported, but declined 2 percent adjusted for currency.

Management Discussion — (continued)

Within Americas, the U.S. decreased 2.0 percent compared to the first nine months of the prior year. Canada was down 6.4 percent as reported and 2 percent adjusted for currency. Latin America decreased 11.4 percent as reported and 2 percent adjusted for currency. Within Latin America, Brazil declined 13.8 percent as reported and 6 percent adjusted for currency.

Within EMEA, revenue in the UK decreased 8.4 percent as reported, but increased 1 percent adjusted for currency compared to the first nine months of the prior year. Germany decreased 4.2 percent as reported and 4 percent adjusted for currency. France decreased 3.4 percent as reported and 3 percent adjusted for currency. Italy grew 1.6 percent as reported and 1 percent adjusted for currency year to year. There was a decline in the Central and Eastern European region as reported and adjusted for currency including a year-to-year decline in Russia of 21.6 percent. The Middle East and Africa region grew 2.7 percent as reported and 7 percent adjusted for currency.

Within Asia Pacific, Japan grew 11.3 percent as reported, but was flat adjusted for currency compared to the first nine months of the prior year. Australia decreased 9.0 percent as reported and 6 percent adjusted for currency. India grew 7.5 percent as reported and 13 percent adjusted for currency. China decreased 10.5 percent as reported and 8 percent adjusted for currency.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Total consolidated expense and other (income)	$5,751	$5,815	(1.1)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(136)	$(73)	87.2%
Acquisition-related charges	(4)	(4)	19.2
Non-operating retirement-related (costs)/income	(60)	(86)	(30.3)
Operating (non-GAAP) expense and other (income)	$5,550	$5,652	(1.8)%
Total consolidated expense-to-revenue ratio	29.9%	30.2%	(0.2	)pts.
Operating (non-GAAP) expense-to-revenue ratio	28.9%	29.3%	(0.4	)pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Total consolidated expense and other (income)	$20,056	$18,431	8.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$(371)	$(224)	65.8%
Acquisition-related charges	(1)	(11)	(88.7)
Non-operating retirement-related (costs)/income	(206)	(481)	(57.1)
Operating (non-GAAP) expense and other (income)	$19,478	$17,715	9.9%
Total consolidated expense-to-revenue ratio	34.5%	30.9%	3.6	pts.
Operating (non-GAAP) expense-to-revenue ratio	33.5%	29.7%	3.8	pts.

Total expense and other (income) decreased 1.1 percent in the third quarter and increased 8.8 percent in the first nine months of 2016 compared to the prior year periods. Total operating (non-GAAP) expense and other (income) decreased 1.8 percent in the third quarter and increased 9.9 percent in the first nine months of 2016 compared to the third quarter and first nine months of 2015, respectively. The key drivers of the year-to-year change in total expense and other (income) were approximately:

Management Discussion — (continued)

	Total Consolidated		Operating (non-GAAP)
For the three and nine months ended September 30, 2016:	Three Months	Nine Months	Three Months	Nine Months
Currency*	3 points	2 points	3 points	2 points
Acquisitions**	6 points	5 points	5 points	4 points
Base	(10) points	2 points	(10) points	4 points

*	Reflects impacts of translation and hedging programs.
**	Includes acquisitions completed in prior 12-month period; operating (non-GAAP) is net of non-operating acquisition-related charges.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, general and administrative expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$3,983	$3,922	1.6%
Advertising and promotional expense	341	315	8.4
Workforce rebalancing charges	25	112	(77.3)
Retirement-related costs	174	202	(13.7)
Amortization of acquired intangible assets	136	73	87.2
Stock-based compensation	105	82	28.9
Bad debt expense	(32)	27	nm
Total consolidated selling, general and administrative expense	$4,732	$4,731	0.0%
Non-operating adjustments:
Amortization of acquired intangible assets	$(136)	$(73)	87.2%
Acquisition-related charges	(3)	(4)	(25.9)
Non-operating retirement-related (costs)/income	(53)	(74)	(28.5)
Operating (non-GAAP) selling, general and administrative expense	$4,541	$4,581	(0.9)%

nm – not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$12,697	$12,234	3.8%
Advertising and promotional expense	1,051	968	8.5
Workforce rebalancing charges	1,038	575	80.7
Retirement-related costs	551	827	(33.4)
Amortization of acquired intangible assets	371	224	65.8
Stock-based compensation	295	260	13.4
Bad debt expense	90	184	(50.9)
Total consolidated selling, general and administrative expense	$16,093	$15,273	5.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(371)	$(224)	65.8%
Acquisition-related charges	6	(6)	nm
Non-operating retirement-related (costs)/income	(183)	(445)	(58.8)
Operating (non-GAAP) selling, general and administrative expense	$15,545	$14,598	6.5%

nm - not meaningful

Total selling, general and administrative (SG&A) expense was flat year to year in the third quarter of 2016 driven primarily by the following factors:

•                  Lower workforce rebalancing charges (2 points); and

•                  Lower base spending (4 points); offset by

Management Discussion — (continued)

•                  Higher acquisition-related spending (6 points); and

•                  The effects of currency (1 point).

Operating (non-GAAP) expense decreased 0.9 percent year to year in the third quarter of 2016 driven primarily by:

•                  Lower workforce rebalancing charges (2 points); and

•                  Lower base spending (4 points); partially offset by

•                  Acquisition-related spending (4 points); and

•                  The effects of currency (1 point).

SG&A expense increased 5.4 percent in the first nine months of 2016 versus the first nine months of 2015 driven primarily by the following factors:

•                  Acquisition-related spending (4 points); and

•                  Higher workforce rebalancing charges (3 points); partially offset by

•                  A prior year pension obligation related to litigation in Spain (2 points).

Operating (non-GAAP) expense increased 6.5 percent year to year driven primarily by the same factors excluding the benefit from the prior-year pension obligation which was not reflected in operating (non-GAAP) expense.

Bad debt expense decreased $94 million year to year. The receivables provision coverage was 2.9 percent at September 30, 2016, an increase of 30 basis points from December 31, 2015 and an increase of 10 basis points from September 30, 2015.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Total consolidated research, development and engineering expense	$1,397	$1,287	8.5%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(7)	$(12)	(41.3)%
Operating (non-GAAP) research, development and engineering expense	$1,390	$1,275	9.0%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Total consolidated research, development and engineering expense	$4,320	$3,885	11.2%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(23)	$(36)	(36.7)%
Operating (non-GAAP) research, development and engineering expense	$4,297	$3,849	11.6%

Research, development and engineering (RD&E) expense was 7.3 percent and 7.4 percent of revenue in the third quarter and first nine months of 2016, respectively, compared to 6.7 percent and 6.5 percent in prior year periods, respectively. The company continues to increase its investment in research & development as it builds new markets and maintains its leadership in enterprise IT.

RD&E expense increased 8.5 percent in the third quarter of 2016 versus the third quarter of 2015 primarily driven by:

•                  Higher expense due to acquisitions (9 points); and

Management Discussion — (continued)

•                  Increased base spending (1 point); partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) RD&E expense increased 9.0 percent in the third quarter of 2016 compared to the prior year driven primarily by the same factors.

RD&E expense increased 11.2 percent in the first nine months of 2016 versus the first nine months of 2015 primarily driven by:

•                  Higher expense due to acquisitions (7 points); and

•                  Increased base spending (5 points); partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) RD&E expense increased 11.6 percent in the first nine months of 2016 compared to the prior year driven primarily by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$443	$99	345.8%
Licensing/royalty-based fees	32	27	21.3
Custom development income	53	62	(14.2)
Total	$528	$188	181.2%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Intellectual Property and Custom Development Income:
Sales and other transfers of intellectual property	$843	$201	319.1%
Licensing/royalty-based fees	110	85	29.1
Custom development income	158	203	(22.2)
Total	$1,110	$489	127.1%

        Sales and other transfers of intellectual property increased in the third quarter and first nine months of 2016 compared to the prior year periods, primarily due to transfers of certain intellectual property in the second and third quarters of 2016 within the company’s software portfolio, which included three transactions with period income greater than $100 million in the nine-month period. The company is licensing IP to partners who are allocating their skills to extend the value of assets that are high value, but not necessarily in growing markets. There were no significant individual IP transactions in the three or nine month periods of 2015. The timing and amount of Sales and other transfers of IP may vary significantly from period to period depending upon the timing of divestitures/licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion — (continued)

Other (income) and expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$93	$329	(71.8)%
(Gains)/losses on derivative instruments	(23)	(385)	(93.9)
Interest income	(22)	(16)	41.2
Net (gains)/losses from securities and investment assets	(5)	(8)	(41.3)
Other	(51)	(53)	(5.1)
Total consolidated other (income) and expense	$(8)	$(133)	(93.7)%
Non-operating adjustment:
Acquisition-related charges	$(2)	$0	nm
Operating (non-GAAP) other (income) and expense	$(10)	$(133)	(92.5)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$514	$394	30.4%
(Gains)/losses on derivative instruments	(339)	(696)	(51.3)
Interest income	(76)	(52)	44.6
Net (gains)/losses from securities and investment assets	29	(31)	nm
Other	153	(193)	nm
Total consolidated other (income) and expense	$281	$(578)	nm
Non-operating adjustment:
Acquisition-related charges	$(7)	$(5)	38.0%
Operating (non-GAAP) other (income) and expense	$274	$(583)	nm

nm - not meaningful

Total consolidated other (income) and expense was income of $8 million in the third quarter of 2016 compared to income of $133 million in the third quarter of 2015. The decrease in income of $125 million year over year was primarily driven by:

•                  Lower gains on derivative instruments ($362 million); partially offset by

•                  Lower foreign currency transaction losses ($236 million).

The consolidated other (income) and expense was expense of $281 million in the first nine months of 2016 compared to income of $578 million in the first nine months of 2015. The decrease in income of $859 million year over year was primarily driven by:

•                  Lower gains on derivative instruments ($357 million); and

•                  Real estate capacity charges related to the first-quarter 2016 workforce transformation ($294 million); and

•                  Higher foreign currency transaction losses ($120 million); and

•                  Increased losses from securities and investment assets ($60 million) primarily related to the sale of Lenovo shares ($37 million) in the first quarter of 2016.

Management Discussion — (continued)

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Interest expense	$158	$117	34.7%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Interest expense	$473	$340	39.0%

The increase in interest expense in the third quarter and first nine months of 2016 versus the same periods of 2015 was primarily driven by higher average debt levels and higher average interest rates. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2016 was $306 million and $904 million, respectively, an increase of $57 million and $157 million, respectively, versus the comparable prior-year periods.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2016	2015	Change
Retirement-related plans — cost:
Service cost	$114	$123	(7.7)%
Amortization of prior service costs/(credits)	(28)	(25)	13.3
Cost of defined contribution plans	262	271	(3.3)
Total operating costs/(income)	$347	$369	(5.9)%
Interest cost	$826	$829	(0.4)%
Expected return on plan assets	(1,392)	(1,471)	(5.4)
Recognized actuarial losses	692	818	(15.3)
Curtailments/settlements	4	11	(61.8)
Multi-employer plans/other costs	8	16	(50.1)
Total non-operating costs/(income)	$139	$204	(32.1)%
Total retirement-related plans — cost	$486	$573	(15.2)%

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2016	2015	Change
Retirement-related plans — cost:
Service cost	$335	$362	(7.5)%
Amortization of prior service costs/(credits)	(81)	(76)	6.9
Cost of defined contribution plans	802	835	(4.0)
Total operating costs/(income)	$1,056	$1,122	(5.9)%
Interest cost	$2,483	$2,493	(0.4)%
Expected return on plan assets	(4,190)	(4,416)	(5.1)
Recognized actuarial losses	2,069	2,464	(16.0)
Curtailments/settlements	19	19	(1.0)
Multi-employer plans/other costs	64	272	(76.6)
Total non-operating costs/(income)	$444	$831	(46.6)%
Total retirement-related plans — cost	$1,500	$1,953	(23.2)%

In the third quarter of 2016, total pre-tax retirement-related plan cost decreased by $87 million compared to the third quarter of 2015, primarily driven by a decrease in recognized actuarial losses ($125 million); partially offset by lower expected return on plan assets ($79 million). Total cost for the first nine months of 2016 decreased by $453 million versus the first nine months of 2015, primarily driven by a decrease in recognized actuarial losses ($394 million), a prior year pension obligation related to litigation ($230 million), and lower defined contribution plan costs ($33 million); partially offset by lower expected return on plan assets ($226 million).

As discussed in the “Snapshot” on page 48, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2016 were $347 million, a decrease of $22 million compared to the third quarter of 2015, primarily driven by lower service cost ($9 million) and lower defined contribution plans cost ($9 million). Non-operating costs of $139 million in the third quarter of 2016 decreased $65 million year to year, driven primarily by a decrease in recognized actuarial losses ($125 million); partially offset by lower expected return on plan assets ($79 million). For the first nine months of 2016, operating retirement-related costs were $1,056 million, a decrease of $66 million compared to the first nine months of 2015, primarily driven by lower defined contribution plan costs ($33 million) and lower service cost ($27 million). Non-operating costs of $444 million decreased $387 million in the first nine months of 2016 compared to the prior year, driven primarily by a decrease in recognized actuarial losses ($394 million) and a prior year pension obligation related to litigation ($230 million); partially offset by lower expected return on plan assets ($226 million).

Taxes

The continuing operations effective tax rate for the third quarter of 2016 was 12.5 percent, a decrease of 5.7 points compared to the third quarter of 2015. The continuing operations effective tax rate for the first nine months of 2016 was (0.4) percent, a decrease of 18.3 points compared to the first nine months of 2015. The operating (non-GAAP) tax rate for the third quarter of 2016 was 14.2 percent, a decrease of 3.8 points compared to the third quarter of 2015. The operating (non-GAAP) tax rate for the first nine months of 2016 was 3.2 percent, a decrease of 15.0 points compared to the first nine months of 2015.

The lower continuing operations effective tax rate and the lower operating (non-GAAP) tax rates for the third quarter of 2016 were primarily driven by a one-time discrete benefit in the quarter due to foreign tax audit activity ($91 million), and a more favorable mix of geographic income year to year. The decrease in the continuing operations effective tax rate for the first nine months of 2016 compared to 2015 was primarily driven by the favorable resolution of a long-standing tax matter in February 2016 related to the determination of certain foreign tax losses incurred by the company in Japan (15.9 points), the discrete benefit in the third quarter of 2016 due to foreign tax audit activity (1.2 points), a favorable settlement of the remaining open items on the company’s U.S. income tax returns for 2011 and 2012 (0.5 points), a benefit related to the first quarter 2016 real estate capacity actions (0.7 points), as well as a more favorable mix of geographic income year to year. These benefits were partially offset by a 2016 tax charge related to intercompany royalties from foreign subsidiaries (1.0 points) and the year-to-year impact of the 2015 foreign tax audit benefit (1.2 points). The decline in the operating (non-GAAP) tax rate was primarily driven by the same factors.

Management Discussion — (continued)

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

The amount of unrecognized tax benefits at December 31, 2015 decreased by $40 million in the third quarter of 2016 and decreased by $917 million in the first nine months of 2016 to $3,657 million. The overall decrease was primarily due to the first quarter favorable resolution of the Japan tax matter. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $2,767 million at September 30, 2016.

In the fourth quarter of 2013, the company received a draft tax assessment notice for approximately $866 million (approximately $804 million at third quarter 2016 currency rates) from the Indian Tax Authorities for 2009. In July 2016, the Karnataka High Court in Bangalore set aside this assessment by way of court order and the company has reached a mutual agreement with the Income Tax Department for a new assessment, which will take place over an 18 month period. At September 30, 2016, the company has recorded $582 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.

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

			Yr. to Yr.
			Percent
For the three months ended September 30:	2016	2015	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.98	$3.02	(1.3)%
Basic	$2.99	$3.04	(1.6)%
Diluted operating (non-GAAP)	$3.29	$3.34	(1.5)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	957.3	979.0	(2.2)%
Basic	954.0	975.1	(2.2)%

Management Discussion — (continued)

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2016	2015	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$7.67	$9.03	(15.1)%
Basic	$7.70	$9.07	(15.1)%
Diluted operating (non-GAAP)	$8.59	$10.09	(14.9)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	960.7	986.0	(2.6)%
Basic	957.7	981.8	(2.5)%

Actual shares outstanding at September 30, 2016 were 950.9 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2016 were 21.6 million and 25.3 million shares lower, respectively, than the same periods of 2015. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $1 million and $4 million in the third quarter and first nine months of 2016, respectively, compared to $12 million and $176 million in the third quarter and first nine months of 2015, respectively. The discontinued operations effective tax rate in the third quarter of 2016 was 39.0 percent compared to 78.8 percent in the third quarter of 2015 and was 38.4 percent in the first nine months of 2016 compared to 38.0 percent in the prior-year period.

Financial Position

Dynamics

At September 30, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $9,968 million. Total debt of $42,483 million increased $2,594 million from prior year-end levels, driven by new debt issuances of $8,342 million, partially offset by maturities of $5,582 million. Within total debt, $26,133 million, or approximately 62 percent, is in support of the Global Financing business. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. In the first nine months of 2016, the company generated $13,301 million in cash from operations, an increase of $1,572 million versus the first nine months of 2015. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10 billion global credit facility. In October 2016, the size of the global credit facility was increased to $10.25 billion and the term of the five-year global credit facility was extended by one year. It now expires on November 10, 2021.

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

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Current assets	$41,433	$42,504
Current liabilities	34,447	34,269
Working capital	$6,986	$8,235

Current ratio	1.20:1	1.24:1

Management Discussion — (continued)

Working capital decreased $1,250 million from the year-end 2015 position. The key changes are described below:

Current assets decreased $1,072 million ($1,931 million adjusted for currency) due to:

•                  A decline of $2,987 million ($3,401 million adjusted for currency) in financing receivables primarily due to collections of higher year-end balances; partially offset by

•                  An increase of $1,352 million ($1,197 million adjusted for currency) in cash and cash equivalents; and

•                  An increase of $421 million ($400 million adjusted for currency) in marketable securities.

Current liabilities increased $178 million (decreased $1,097 million adjusted for currency) as a result of:

•                  An increase in other accrued expenses and liabilities of $993 million ($332 million adjusted for currency) driven by workforce rebalancing net accruals ($467 million); and

•                  An increase in short-term debt of $459 million ($381 million adjusted for currency) primarily as a result of  reclassifications of $6,438 million from long term to reflect upcoming maturities; partially offset by maturities of $5,582 million and a decrease in commercial paper of $600 million; partially offset by

•                  A decrease in accounts payable of $757 million ($849 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•                  A decrease in taxes payable of $710 million ($805 million adjusted for currency) primarily driven by tax payments.

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2016	2015
Net cash provided by/(used in) continuing operations:
Operating activities	$13,301	$11,729
Investing activities	(7,600)	(2,714)
Financing activities	(4,504)	(7,818)
Effect of exchange rate changes on cash and cash equivalents	155	(194)
Net change in cash and cash equivalents	$1,352	$1,004

Net cash provided by operating activities increased by $1,572 million as compared to the first nine months of 2015 driven by the following factors:

•                  A decline in income tax payments of $1,898 million; and

•                  An increase in cash provided by financing receivables of $1,684 million; and

•                  A decline in cash contributions for postretirement plans of $442 million; partially offset by

•                  Performance-related declines within net income.

Net cash used in investing activities increased $4,886 million compared to the first nine months of 2015 driven by:

•                  An increase in net cash used related to acquisitions of $4,624 million.

Management Discussion — (continued)

Net cash used in financing activities decreased $3,314 million as compared to the first nine months of 2015 driven by:

•                  An increase in net cash sourced from debt transactions of $2,495 million primarily driven by higher levels of issuances in the current period; and

•                  A decrease of $1,214 million of cash used for gross share repurchases.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Noncurrent assets	$74,173	$67,991
Long-term debt	$35,563	$33,428
Noncurrent liabilities (excluding debt)	$28,437	$28,374

The increase in noncurrent assets of $6,183 million ($4,942 million adjusted for currency) was driven by:

•                  An increase of $4,380 million in goodwill ($4,132 million adjusted for currency) and $1,394 million in net intangible assets driven by acquisitions; and

•                  An increase in retirement plans assets of $1,753 million ($1,786 million adjusted for currency) driven by the expected returns on plan assets; partially offset by

•                  A decrease of $1,077 million in long-term financing receivables ($1,439 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

Long-term debt increased $2,135 million ($1,831 million adjusted for currency) from the year-end balance primarily driven by:

•                  Issuances of $8,031 million; partially offset by

•                  Reclassification to short-term debt of $6,438 million to reflect upcoming maturities.

The increase in noncurrent liabilities (excluding debt) of $63 million (a decrease of $953 million adjusted for currency) was driven by:

•                  An increase in retirement and nonpension postretirement liabilities of $184 million driven by a currency impact of $611 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Total company debt	$42,483	$39,890
Total Global Financing segment debt	$26,133	$27,205
Debt to support external clients	22,200	23,934
Debt to support internal clients	3,933	3,271
Non-Global Financing debt	$16,351	$12,684

Total debt of $42,483 million was up $2,594 million from December 31, 2015.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Technology Services & Cloud Platforms, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Technology Services & Cloud

Management Discussion — (continued)

Platforms assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 85.

Non-Global Financing debt of $16,351 million was up $3,666 million from December 31, 2015 and up $2,734 million from September 30, 2015.

Consolidated debt-to-capitalization ratio at September 30, 2016 was 71.2 percent versus 73.4 percent at December 31, 2015 and 74.6 percent at September 30, 2015.

Given the significant leverage, the company also presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 54.6 percent at September 30, 2016 compared to 54.3 percent at December 31, 2015 and 58.3 percent at September 30, 2015.

Equity

Total equity increased by $2,735 million from December 31, 2015 as a result of an increase in retained earnings of $3,460 million, an increase in retirement-related amounts of $1,267 million and an increase of $303 million related to currency translation, partially offset by an increase in treasury stock of $2,652 million primarily due to common stock repurchases.

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

The company’s strategic direction is clear and compelling, and the company will continue to shift to the higher value areas of enterprise IT and manage clients’ most critical business processes. In January 2016, to support this ongoing shift, the company made a number of changes to its management system and organizational structure. In February, the company met with investors to discuss its progress and detailed how IBM is becoming more than a hardware, software and services company; it is emerging as a cognitive solutions and cloud platform company. The company’s strategic imperatives—cloud, analytics, mobile, social and security solutions—are focused on these market shifts.

Overall, the company expects to continue to grow in many areas of the business, including continued strong growth in the strategic imperatives.  In addition, the company expects to continue to allocate its capital efficiently and effectively to investments, and to return value to its shareholders through a combination of dividends and share repurchases. Over the long term, in consideration of the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher value business mix, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization in the 90 to 100 percent range.

In the third quarter of 2016, the company made progress across the business, with continued strong growth in the strategic imperatives, some moderation in the declines in the core businesses, remixing skills, and adding new capabilities through organic investments, acquisitions and partnerships.

In the first nine months of 2016, the company had strong performance in its strategic imperatives, with revenue growth of 14 percent year to year as reported and adjusted for currency. Over the past 12 months, the strategic imperatives generated $31.8 billion in revenue, which represents 40 percent of the company’s total revenue. From a segment perspective, in the first nine months of 2016, Cognitive Solutions revenue grew, led by analytics in Solutions Software and the company broadened the reach of Watson with new services, products and partnerships. Services backlog of $121.3 billion increased 0.9 percent year to year as reported, but decreased 1 percent at constant currency, with improvement in Technology Services & Cloud Platforms and declines in GBS. In GBS, the engineered shift to digital has driven strong revenue growth in the strategic imperatives, but GBS gross margins have declined year to year, reflecting increased investment in digital and additional spending incurred to meet commitments. In Systems, z Systems mainframe revenues decreased and margins improved consistent with product cycle dynamics. Under the new segment structure introduced in January, software value has been integrated into three of the segments: Cognitive Solutions, Technology Services & Cloud Platforms, and Systems. The software annuity base continued to grow with high renewal rates, growth in the Software-as-a-Service offerings and contribution from acquisitions.

Looking forward to the fourth quarter of 2016, given third quarter performance, the company expects the second half improvement to be in line with the expectations provided in July. Less of that improvement may result from software revenue mix, though the company has been more successful in monetizing software through IP partnerships. The company continues to expect the annuity business to grow year to year in the fourth quarter and with good opportunity pipeline would expect the typical third quarter to fourth quarter sequential increase in transactional business of $2.5 billion.

Overall for 2016, the company continues to expect GAAP earnings per share from continuing operations to be at least $12.23. The company continues to expect operating (non-GAAP) earnings per share to be at least $13.50, which excludes acquisition-related charges of $0.84 per share and non-operating retirement-related items of $0.43 per share.

Free cash flow realization, defined as free cash flow to income from continuing operations (GAAP), was 98 percent as reported in 2015 and is expected to be above 90 percent again in 2016. At the profit level associated with the earnings per share expectations, this translates to an expected free cash flow range of $11 billion to $12 billion in 2016. The company continues to expect free cash flow for 2016 at the high end of that range at the expected profit level. Free cash flow realization is also expected to be in the 90 to 100 percent range in 2017.

Management Discussion — (continued)

The GAAP tax rate is expected to be approximately 1 point lower than the operating (non-GAAP) tax rate which the company expects to be 18 percent for the rest of the year, excluding discrete tax benefits. However, other factors could impact the rate and the operating tax rate could be in the range of 18 percent, plus or minus a couple of percentage points. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies.

The company expects 2016 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $600 million compared to 2015. This estimate reflects current pension plan assumptions at December 31, 2015. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.4 billion, a decrease of approximately $100 million versus 2015. Non-operating retirement-related plan cost is expected to be approximately $600 million, a decrease of approximately $400 million compared to 2015, driven by decreased recognized actuarial losses and the Spanish pension litigation impacts in 2015. Contributions for all retirement-related plans are expected to be approximately $2.6 billion in 2016, approximately flat compared to 2015. Consistent with accounting guidance, the company will remeasure its defined benefit pension plans at December 31, 2016. As described in the company’s Critical Accounting Estimates (refer to the company’s recast 2015 Annual Report on Form 8-K, pages 48 to 51), the measurement of the benefit obligation to employees requires the use of certain assumptions, including, among others, estimates of discount rates. If the company were to use September 2016 discount rates, there would be a material impact to Stockholders’ Equity but it would not impact the company’s cash flows.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At September 30, 2016, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2015. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first nine months of 2016. Based on the currency rate movements in the first nine months of 2016, total revenue decreased 2.6 percent as reported and decreased 1.9 percent at constant currency versus the first nine months of 2015. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $50 million in the first nine months of 2016 on an as-reported basis and an increase of approximately $75 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $700 million in the first nine months of 2015 on an as-reported basis and a decrease of approximately $900 million on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion — (continued)

The company continues to monitor the economic conditions in Venezuela. In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the SIMADI rate with DICOM, which is expected to be a floating exchange rate. The company recorded a pre-tax loss of $43 million in the first quarter of 2016 in other (income) and expense in the Consolidated Statement of Earnings as a result of the elimination of SICAD and devaluation in the new exchange. The system for currency exchange in Venezuela has remained constant through the third quarter and the company continued to use the SIMADI rate since the DICOM rate had not been instrumented by the authorities. Total pre-tax loss for the first nine months of 2016 was $46 million. The company’s net assets denominated in local currency were $8 million at September 30, 2016. The company’s operations in Venezuela comprised less than 1 percent of total 2015 and 2014 revenue, respectively.

Liquidity and Capital Resources

In the company’s recast 2015 Annual Report on Form 8-K dated June 13, 2016, on pages 45 to 48, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 45 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the nine months ended, or as of, as applicable, September 30, 2016, those amounts are $13.3 billion for net cash from operating activities, $10.0 billion of cash and marketable securities and $10 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2016 appear in the table below. The agency ratings remain unchanged from December 31, 2015. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 27, 2016, March 30, 2016 and September 30, 2016, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2016, the fair value of those instruments that were in a liability position was $286 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on pages 74 and 75. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

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

Management Discussion — (continued)

The following is management’s view of cash flows for the first nine months of 2016 and 2015 prepared in a manner consistent with the description above.

(Dollars in millions)
For the nine months ended September 30:	2016	2015
Net cash from operating activities per GAAP	$13,301	$11,729
Less: change in Global Financing receivables	3,647	1,962
Net cash from operating activities, excluding Global Financing receivables	9,655	9,767
Capital expenditures, net	(2,801)	(2,764)
Free cash flow	6,854	7,003
Acquisitions	(5,445)	(821)
Divestitures	35	(488)
Share repurchases	(2,632)	(3,846)
Dividends	(3,927)	(3,636)
Non-Global Financing debt	3,365	770
Other (includes Global Financing receivables and Global Financing debt)	3,523	2,108
Change in cash, cash equivalents and short-term marketable securities	$1,773	$1,091

In the first nine months of 2016 net cash from operating activities increased $1.6 billion year to year and free cash flow of $6.9 billion declined $0.1 billion year to year. Within free cash flow, performance-related declines in net income were largely offset by a reduction in cash tax payments. Net capital expenditures of $2.8 billion were flat year to year. In the first nine months of 2016, the company continued to focus its cash utilization on returning value to shareholders including $3.9 billion in dividends and $2.6 billion in gross common stock repurchases.

Events that could temporarily change the historical cash flow dynamics discussed above and in the company’s recast 2015 Annual Report on Form 8-K dated June 13, 2016 include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make pension plan contributions, which are generally legally mandated, to certain non-U.S. plans of approximately $600 million in 2016. Contributions related to all retirement-related plans are expected to be approximately $2.6 billion in 2016. Financial market performance could change the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Management Discussion — (continued)

Global Financing

Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates IBM clients’ acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise, while generating solid returns on equity.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
External revenue	$412	$447	$1,245	$1,386
Internal revenue	352	584	1,340	1,874
Total revenue	763	1,031	2,585	3,261
Cost	267	328	836	1,045
Gross profit	$497	$703	$1,748	$2,216
Gross profit margin	65.1%	68.2%	67.6%	68.0%
Pre-tax income	$355	$562	$1,208	$1,690
After-tax income	$244	$376	$829	$1,131
Return on equity*	27.2%	40.5%	30.3%	39.7%

* See page 86 for the details of the after-tax income and return on equity calculation.

The decrease in revenue in the third quarter, as compared to the same period in 2015, was due to:

•                  A decline in internal revenue of 39.8 percent, due to a decrease in used equipment sales revenue (down 46.5 percent to $268 million); and

•                  A decline in external revenue of 7.9 percent (9.2 percent adjusted for currency), due to a decrease in financing revenue (down 12.2 percent to $305 million), partially offset by an increase in used equipment sales revenue (up 6.7 percent to $107 million).

The decrease in revenue in the first nine months, as compared to the same period in 2015, was due to:

•                  A decline in internal revenue of 28.5 percent, due to decreases in used equipment sales revenue (down 32.1 percent to $1,100 million) and financing revenue (down 5.8 percent to $239 million); and

•                  A decline in external revenue of 10.2 percent (8.5 percent adjusted for currency), due to decreases in financing revenue (down 11.8 percent to $935 million) and used equipment sales revenue (down 4.9 percent to $310 million).

The decrease in internal financing revenue in the first nine months of 2016, compared to the same period in 2015, was due to lower asset yields, partially offset by an increase in average asset balance. The decreases in external financing revenue in the third quarter of 2016 and for the first nine months of 2016, compared to the same periods in 2015, were due to lower asset yields and a decrease in the average asset balance.

Global Financing gross profit decreased 29.4 percent and 21.1 percent in the third quarter and the first nine months respectively, of 2016, compared to the same periods in 2015, due to decreases in used equipment sales gross profit and financing gross profit. The gross profit margin decreased 3.1 points in the third quarter and 0.3 points in the first nine months respectively, of 2016, compared to the same periods in 2015, due to a decrease in the sales margin, partially offset by an increase in the financing margin.

Global Financing pre-tax income decreased 36.8 percent to $355 million in the third quarter of 2016, compared to the same period in 2015, due to lower gross profit ($207 million) and an increase in selling, general and administrative expenses ($16 million), partially offset by a decrease in financing receivables provisions ($16 million). Pre-tax income decreased 28.5 percent to $1,208 million in the first nine months of 2016, compared to the same period in 2015, due to lower gross profit

Management Discussion — (continued)

($468 million) and an increase in selling, general and administrative expenses ($47 million), partially offset by a decrease in financing receivables provisions ($33 million). The decrease in financing receivables provisions in the third quarter of 2016, compared to the same period in 2015, was due to lower specific reserve requirements in China in the current year. The decrease in financing receivables provisions in the first nine months of 2016, compared to the same period in 2015, was due to lower specific reserve requirements in China, partially offset by higher reserve requirements in Brazil in the current year.

The decrease in return on equity in the third quarter and first nine months of 2016, compared to the same periods of 2015, was due to the decrease in net income, partially offset by a decrease in equity.

Financial Position

Balance Sheet

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Cash and cash equivalents	$1,830	$1,555
Net investment in sales-type and direct financing leases	7,361	7,594
Equipment under operating leases — external clients (1)	616	605
Client loans	10,757	12,525
Total client financing assets	18,734	20,725
Commercial financing receivables	6,855	8,948
Intercompany financing receivables (2) (3)	4,932	4,245
Other receivables	175	308
Other assets	625	378
Total assets	$33,152	$36,157
Intercompany payables (2)	$1,268	$3,089
Debt (4)	26,133	27,205
Other liabilities	2,192	2,134
Total liabilities	29,593	32,428
Total equity	3,559	3,729
Total liabilities and equity	$33,152	$36,157

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

Management Discussion — (continued)

certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

At September 30, 2016, substantially all financing assets were IT related assets, and approximately 51 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The reduction in investment grade year to year (4 points) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, as noted above, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 14 points to 65 percent, a reduction of 3 points year to year.

Originations

The following are total financing originations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Client financing	$2,525	$2,598	$7,863	$9,561
Commercial financing	10,177	9,828	29,714	28,143
Total	$12,702	$12,425	$37,576	$37,705

Cash collections of both commercial financing and client financing assets exceeded new financing originations in both the third quarter of 2016 and in the first nine months of 2016 which resulted in a net decline in financing assets compared to the same periods in 2015.  The increase in originations in the three month period ending September 30, 2016 versus 2015 was due to an increase in commercial financing volumes.  The decrease in originations in the first nine months of 2016, versus 2015 was due to a decrease in client financing volumes. Internal loan financing with Technology Services & Cloud Platforms is executed under a loan facility and is not considered originations.

Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for credit losses.

	At September 30,	At December 31,
(Dollars in millions)	2016	2015
Gross financing receivables	$25,082	$29,086
Specific allowance for credit losses	527	517
Unallocated allowance for credit losses	121	93
Total allowance for credit losses	648	610
Net financing receivables	$24,434	$28,475
Allowance for credit losses coverage	2.6%	2.1%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2016	Used*	(Reductions)	Other**	September 30, 2016
$610	$(45)	$75	$7	$648

*    Represents reserved receivables, net of recoveries, that were written off during the period.

**  Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved increased from 2.1 percent at December 31, 2015, to 2.6 percent at September 30, 2016, primarily due to an increase in unallocated reserve requirements. Unallocated reserves

Management Discussion — (continued)

increased 30 percent from $93 million at December 31, 2015, to $121 million at September 30, 2016, primarily due to Brazil. Specific reserves increased 2 percent from $517 million at December 31, 2015, to $527 million at September 30, 2016.

Global Financing’s bad debt expense was ($2) million for the three months ended September 30, 2016, compared to $14 million for the same period in 2015. Global Financing’s bad debt expense was $75 million for the nine months ended September 30, 2016, compared to $108 million for the same period in 2015. The year-to-year decrease in bad debt expense for the three months ended September 30, 2016, compared to the same period in 2015, was due to higher specific reserve requirements in China in the prior year. The year-to-year decrease in bad debt expense for the nine months ended September 30, 2016, compared to the same period in 2015, was due to lower specific reserve requirements in China, partially offset by higher reserve requirements in Brazil in the current year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned at the end of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 49.1 percent and 54.6 percent of Global Financing’s revenue in the third quarter and first nine months, respectively, of 2016, and 58.2 percent and 59.7 percent in the third quarter and first nine months, respectively, of 2015. The decreases in both periods were due to a lower volume of used equipment sales for internal transactions. The gross profit margins on these sales were 54.6 percent and 65.6 percent in the third quarter of 2016 and 2015, respectively. The gross profit margins were 60.8 percent and 65.5 percent in the first nine months of 2016 and 2015, respectively. The decrease in the gross profit margin for the three months period ending September 30, 2016 was driven by a shift in mix away from higher margin internal equipment sales, and from decreases in external and internal equipment sales margins. The decrease in the gross profit margin for the nine months period ending September 30, 2016 was driven by a shift in mix away from higher margin internal equipment sales and a decrease in external equipment sales margin, partially offset by an increase in internal equipment sales margin.

The table on page 85 presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2016 and September 30, 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2016 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $43 million and $105 million for the financing transactions originated during the quarters ended September 30, 2016 and 2015, respectively and  $201 million and $565 million for the nine months ended September 30, 2016 and 2015, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $43 million and $44 million for the financing transactions originated during the quarters ended September 30, 2016 and 2015, respectively and $128 million and $141 million for the nine months ended September 30, 2016 and 2015, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $6 million for the financing transactions originated during the quarters ended September 30, 2016 and 2015, respectively and $12 million and $39 million for the nine months ended September 30, 2016 and 2015, respectively. The cost of guarantees was $0.4 million and $0.6 million for the quarters ended September 30, 2016 and 2015, respectively and $1.2 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Management Discussion — (continued)

Unguaranteed Residual Value

			Estimated Run Out of
	At	At	September 30, 2016 Balance
	January 1,	September 30,				2019 and
(Dollars in millions)	2016	2016	2016	2017	2018	Beyond
Sales-type and direct financing leases	$645	$630	$37	$137	$197	$258
Operating leases	144	152	31	47	38	36
Total unguaranteed residual value	$789	$782	$68	$184	$235	$294
Related original amount financed	$14,223	$13,806
Percentage	5.6%	5.7%

Debt

	At September 30,	At December 31,
	2016	2015
Debt-to-equity ratio	7.3x	7.3x

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

(Dollars in millions)	At September 30, 2016		At December 31, 2015
Global Financing Segment		$26,133		$27,205
Debt to support external clients	$22,200		$23,934
Debt to support internal clients	3,933		3,271
Non-Global Financing Segments		16,351		12,684
Debt supporting operations	20,283		15,955
Intercompany activity	(3,933)		(3,271)
Total company debt		$42,483		$39,890

Liquidity and Capital Resources

Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

Management Discussion — (continued)

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Numerator
Global Financing after-tax income*	$244	$376	$829	$1,131
Annualized after-tax income (a)	$977	$1,504	$1,106	$1,508
Denominator
Average Global Financing equity (b)**	$3,595	$3,716	$3,647	$3,799
Global Financing return on equity (a)/(b)	27.2%	40.5%	30.3%	39.7%

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,013	$129		$79		$9,221
Gross profit margin	46.9%	0.7	pts.	0.4	pts.	48.0%
S,G&A	$4,732	$(138)		$(53)		$4,541
R,D&E	1,397	—		(7)		1,390
Other (income) and expense	(8)	(2)		—		(10)
Total expense and other (income)	5,751	(140)		(60)		5,550
Pre-tax income from continuing operations	3,263	269		139		3,671
Pre-tax margin from continuing operations	17.0%	1.4	pts.	0.7	pts.	19.1%
Provision for income taxes*	$409	$73		$40		$521
Effective tax rate	12.5%	1.1	pts.	0.7	pts.	14.2%
Income from continuing operations	$2,854	$197		$99		$3,149
Income margin from continuing operations	14.8%	1.0	pts.	0.5	pts.	16.4%
Diluted earnings per share from continuing operations	$2.98	$0.21		$0.10		$3.29

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended September 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$9,436	$89		$118		$9,643
Gross profit margin	48.9%	0.5	pts.	0.6	pts.	50.0%
S,G&A	$4,731	$(76)		$(74)		$4,581
R,D&E	1,287	—		(12)		1,275
Other (income) and expense	(133)	0		—		(133)
Total expense and other (income)	5,815	(76)		(86)		5,652
Pre-tax income from continuing operations	3,621	165		204		3,991
Pre-tax margin from continuing operations	18.8%	0.9	pts.	1.1	pts.	20.7%
Provision for income taxes*	$659	$(5)		$64		$718
Effective tax rate	18.2%	(0.9	)pts.	0.7	pts.	18.0%
Income from continuing operations	$2,962	$170		$140		$3,272
Income margin from continuing operations	15.4%	0.9	pts.	0.7	pts.	17.0%
Diluted earnings per share from continuing operations	$3.02	$0.18		$0.14		$3.34

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP  pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion — (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$27,401	$371		$238		$28,010
Gross profit margin	47.1%	0.6	pts.	0.4	pts.	48.2%
S,G&A	$16,093	$(365)		$(183)		$15,545
R,D&E	4,320	—		(23)		4,297
Other (income) and expense	281	(7)		—		274
Total expense and other (income)	20,056	(372)		(206)		19,478
Pre-tax income from continuing operations	7,345	743		444		8,532
Pre-tax margin from continuing operations	12.6%	1.3	pts.	0.8	pts.	14.7%
Provision for/(benefit from) income taxes*	$(31)	$201		$106		$277
Effective tax rate	(0.4)%	2.5	pts.	1.4	pts.	3.2%
Income from continuing operations	$7,375	$542		$338		$8,255
Income margin from continuing operations	12.7%	0.9	pts.	0.6	pts.	14.2%
Diluted earnings per share from continuing operations	$7.67	$0.57		$0.35		$8.59

*   The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the nine months ended September 30, 2015	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$29,278	$268		$350		$29,896
Gross profit margin	49.1%	0.4	pts.	0.6	pts.	50.1%
S,G&A	$15,273	$(230)		$(445)		$14,598
R,D&E	3,885	—		(36)		3,849
Other (income) and expense	(578)	(5)		—		(583)
Total expense and other (income)	18,431	(235)		(481)		17,715
Pre-tax income from continuing operations	10,846	503		831		12,181
Pre-tax margin from continuing operations	18.2%	0.8	pts.	1.4	pts.	20.4%
Provision for income taxes*	$1,943	$52		$234		$2,228
Effective tax rate	17.9%	(0.3	)pts.	0.7	pts.	18.3%
Income from continuing operations	$8,904	$452		$597		$9,953
Income margin from continuing operations	14.9%	0.8	pts.	1.0	pts.	16.7%
Diluted earnings per share from continuing operations	$9.03	$0.46		$0.60		$10.09

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 12, “Contingencies,” on pages 43 to 45 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2016.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
July 1, 2016 - July 31, 2016	1,300,447	$157.41	1,300,447	$3,649,644,866

August 1, 2016 - August 31, 2016	2,145,783	$160.86	2,145,783	$3,304,478,461

September 1, 2016 - September 30, 2016	2,042,234	$156.89	2,042,234	$2,984,081,850

Total	5,488,464	$158.56	5,488,464

* On October 27, 2015, the Board of Directors authorized $4.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

International Business Machines Corporation
(Registrant)

Date:	October 25, 2016
		By:	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Vice President and Controller