Form 10-K
period 2016-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2017-02-28
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2016

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 10, 2017	Name of each exchange on which registered
Capital stock, par value $.20 per share	943,212,551	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
0.500% Notes due 2021		New York Stock Exchange
2.625% Notes due 2022		New York Stock Exchange
1.25% Notes due 2023		New York Stock Exchange
1.125% Notes due 2024		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
0.300% Notes due 2026		New York Stock Exchange
1.750% Notes due 2028		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $145.0 billion.

Documents incorporated by reference:

          Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2016 are incorporated by reference into Parts I, II and IV of this Form 10-K.

          Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 90 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—the company creates value for clients through integrated solutions and products that leverage data, information technology, deep expertise in industries and business processes, and a broad ecosystem of partners and alliances. IBM solutions typically create value by enabling new capabilities for clients that transform their businesses and help them engage with their customers and employees in new ways. These solutions draw from an industry-leading portfolio of consulting and IT implementation services, cloud and cognitive offerings, and enterprise systems and software; all bolstered by one of the world's leading research organizations.

Strategy

        IBM has a history of continuous re-invention, transforming itself throughout its 100-plus year history. In the past five decades alone, IBM has ushered in the eras of the mainframe, the personal computer, IT services and enterprise software. In its current transformation, IBM is once again leading the reordering of the technology industry.

        A number of years ago, the company declared its focus on the strategic forces behind the "digital" revolution; data, cloud and engagement, driven by mobile and social, and underpinned by security. Since 2010, IBM has invested approximately $40 billion in these areas, built out the IBM Cloud on a global scale and extended cognitive systems to numerous enterprises and industries. The company made 55 acquisitions and has formed partnerships with organizations that are leading players in key industries.

        Because of this transformation, IBM today is much more than a hardware, software and services company; IBM is a cognitive solutions and cloud platform company, with a focus on industry capabilities and expertise:

        Cognitive Solutions:    With the highest level of intelligence that exists in technology systems, these solutions tackle challenges ranging from answering client inquiries to helping physicians fight cancer.

        Cloud Platform:    IBM Cloud is the leading cloud platform for the enterprise, providing what enterprises need for speed, agility and, combined with Watson, for cognitive capability.

        Industry Focus:    As IBM brings higher levels of value to its clients, as its offerings are being built for the needs of individual industries. Healthcare and Financial Services are two examples of the company's initial cognitive focus.

Cognitive Solutions

        Since IBM's Watson was introduced in 2011, the company has been developing a new generation of cognitive systems that can see and analyze the massive amounts of data that have previously been invisible to computers and enterprises. IBM's cognitive systems have the capability to inject a kind of thinking ability into every digitized object, process and service, and learn from interactions. IBM is on the forefront of deploying these systems and helping clients to embrace the cognitive era.

        Cognitive systems are not programmed; like humans, they learn from experts and from every interaction, and they are uniquely able to find patterns in big data. They learn by using advanced algorithms to sense, predict and infer. Doing so, they augment human intelligence, allowing individuals to make faster and more informed decisions.

        Since Watson's debut, many technologies have entered the market under the banner of artificial intelligence. However, IBM's approach to cognitive systems is quite unique:

  •
  Highly adaptable intelligence systems: Watson has broad applicability and can help clients tackle challenges ranging from oncology to customer support.

  •
  Protect and respect client data: Watson learns through data, both public data as well as clients' private data. Clients choose whether their data or insights are shared. IBM respects the clients' ownership and control of their own data.

  •
  Easy entry points: Watson's open APIs offer easy on-ramps to experiment with speech, vision and other data.

  •
  Trained in domain depth: Watson is trained to be an expert in industries and functional specialties. It augments the knowledge of professionals, giving them access to the insights of their best colleagues and the world's leading experts.

  •
  Transformational services: IBM's Cognitive Solutions and Watson Internet of Things (IoT) practices help clients build their cognitive strategies. GBS provides outcome-focused methodologies, domain skills and deep industry expertise.

Cloud Platform

        Cloud represents more than a new architecture for delivering infrastructure and applications as services; it is also a catalyst for innovation, speed and agility. Cloud enables companies to focus on differentiating their strategies, capabilities and business models rather than on the underlying technology.

        The IBM Cloud brings a unique set of characteristics to clients:

  •
  It is a world-class cloud platform designed for enterprises, where security, reliability, scalability and performance are critical.

  •
  It is the industry-leading hybrid cloud, enabling clients to extend their existing IT investments, connecting valuable data and applications across public and private clouds.

  •
  It is a world-class cognitive cloud platform with IBM Watson services that developers can embed into their applications to create differentiating customer experiences and powerful insights.

        The IBM Cloud has a strong global presence, with more than 50 cloud data centers around the world giving clients the flexibility to optimize the deployment of data and application, for performance, security and compliance.

        The IBM Cloud is also continually expanding its base of advanced capabilities including cloud data services, cloud object storage, cloud video services, as well as Internet of Things, blockchain and analytics services. In 2016, IBM brought new cognitive solutions to professionals in marketing, commerce, supply chain and human resources, extending industry clouds to further differentiate its cloud offerings.

Industry Focus

        To bring higher value to clients, IBM is providing solutions that are specific and tailored to challenges clients face in their industry, using the power of IBM's advanced cognitive computing capabilities built on the IBM Cloud. In 2016, IBM deepened its commitment to delivering higher value in several key ways:

  •
  In the healthcare industry, IBM Watson Health combines the power of cloud and cognitive with value-based solutions to optimize performance, engage consumers, enable effective care and manage population health. Significant investment in the healthcare space, including the acquisition of Merge and Truven, has enabled the company to expand the scope of solutions aimed at solving some of the most pressing health challenges.

  •
  IBM continues to partner with financial services clients to build a robust infrastructure addressing increasingly complex and fast-changing demands. From preventing fraud to supporting cyber security efforts, IBM is becoming ever-more essential to the financial industry.

  •
  IBM offers analytics to help clients assess their risk and compliance against industry guidelines, and uses a cognitive approach to provide deeper and faster findings. In late 2016, the company acquired Promontory Financial Group, LLC (Promontory), one of the world's leading regulatory consulting firms. Promontory is training Watson to be a market-leading expert in the regulatory field, which will allow the company to deliver services at new levels of efficiency and transparency.

  •
  IBM is committed to blockchain to provide a highly secure method of facilitating multi-step transactions, reducing the number of disputes and points of friction, including its participation in the Hyperledger Project. This cross-industry consortium is working to build the blockchain network in the cloud, doing for trusted transactions what the Internet did for information, and setting industry standards for years to come. Blockchain will enable financial institutions to settle securities in minutes instead of days; manufacturers to reduce product recalls by sharing production logs along their supply chain; and businesses of all types to more closely manage the flow of goods and payments. IBM is working with companies ranging from retailers, banks and shippers to apply this technology to transform their ecosystems through open standards and open platforms.

  •
  IBM's Global Business Services consulting business, with broad expertise across industries and a strong global footprint and scale, provides a unique combination of technologies and services to help clients achieve their business outcomes.

Transforming Core Businesses

        While the company is focused on cognitive solutions, cloud platform and industry, it is important to note cognitive, cloud and industry are being embedded across IBM's offerings. These core businesses continue to run clients' most critical business processes. IBM's hardware systems are being designed from the ground up to power the cloud and cognitive systems of the future. The company's technology services help clients move to the cloud, embedding cognitive capabilities tailored for their industry. The company's software offerings are simultaneously being made available for the cloud as well as being connected to the cloud where our clients choose to keep them on premises. Additionally, cognitive capabilities are being added to these offerings to provide new levels of innovation. In short, all of IBM is transforming to support the way its clients are transforming.

Summary

        Each transformation of IBM ushers in a new capability to the world. More than 50 years ago, IBM introduced the programmable era and transformed the world's transactions through the mainframe. In the decades that followed, IBM commercialized the personal computer, created an industry around IT services and a software market around middleware. Each of these innovations remains essential to business and the world today.

        The company's current chapter is ushering in an entirely new era of human-computer interaction, embodied in cognitive solutions and the cloud platform for the needs of industries. The company is embarking on an era where it will create new capabilities at speeds and depth never previously witnessed.

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

        The company's global capabilities as a cognitive solutions and cloud platform company include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide integrated solutions and platforms to the company's clients.

        The business model is dynamic, adapting to the continuously changing industry and economic environment, including the company's transformation into cloud and as-a-Service delivery models. The company continues to strengthen its position through strategic organic investments and acquisitions in higher-value areas, strengthening its industry expertise and applying advanced analytics across virtually all its offerings. In addition, the company is transforming into a more agile enterprise to drive innovation and speed, as well as helping to drive productivity, which supports investments for participation in markets with significant long-term opportunity.

        This business model, supported by the company's financial model, has enabled the company to deliver strong earnings, cash flows and returns to shareholders over the long term.

Business Segments and Capabilities

        The company's major operations consist of five business segments: Cognitive Solutions, Global Business Services, Technology Services & Cloud Platforms, Systems and Global Financing.

        Cognitive Solutions comprises a broad portfolio of capabilities that help IBM's clients to identify actionable new insights and inform decision-making for competitive advantage. Leveraging IBM's research, technology and industry expertise, this business delivers a full spectrum of capabilities, from descriptive, predictive and prescriptive analytics to cognitive systems. Cognitive Solutions includes Watson, the first commercially available cognitive computing platform that has the ability to interact in natural language, process vast amounts of big data, and learn from interactions with people and computers. These solutions are provided through the most contemporary delivery methods including through cloud environments and "as-a-Service" models. Cognitive Solutions consists of Solutions Software and Transaction Processing Software.

Cognitive Solutions Capabilities

        Solutions Software: provides the basis for many of the company's strategic areas including analytics, security and social. IBM has established the world's deepest portfolio of data and analytics solutions, including analytics and data management platforms, cloud data services, enterprise social software, talent management solutions, and solutions tailored by industry. Watson Platform, Watson Health and Watson Internet of Things capabilities are included in Solutions Software. IBM's world-class security platform delivers integrated security intelligence across clients' entire operations, including their cloud, applications, networks and data, helping them to prevent, detect and remediate potential threats.

        Transaction Processing Software: includes software that primarily runs mission-critical systems in industries such as banking, airlines and retail. Most of this software is on-premise and annuity in nature.

        Global Business Services (GBS) provides clients with consulting, application management services and global process services. These professional services deliver business value and innovation to clients through solutions which leverage industry, technology and business process expertise. GBS is the digital reinvention partner for IBM clients, combining industry knowledge, functional expertise, and applications with the power of design, cognitive and cloud. The full portfolio of GBS services is backed by its globally integrated delivery network and integration with IBM solutions and services including Watson, cloud, blockchain, and Technology Services. To deepen its capabilities, in 2016 IBM acquired four consulting and design firms to enhance the GBS global network of 35 digital experience design studios. IBM also announced Watson IoT Consulting Solutions, a new practice that brings together IBM's industry and technical expertise to help clients introduce IoT innovation into their businesses.

GBS Capabilities

        Consulting: provides business consulting services focused on bringing to market solutions that help clients shape their digital blueprints and customer experiences, define their cognitive operating models, set their next-generation talent strategies and create new technology visions and architectures in a cloud-centric world.

        Application Management: delivers system integration, application management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through advanced capabilities in areas such as security and privacy, application testing and modernization, cloud application migration and automation.

        Global Process Services: GBS' business process outsourcing service line, delivers finance, procurement, HR, and industry-specific business processes. These services deliver improved business results to clients through the strategic change and/or operation of the client's business processes, applications and infrastructure. GBS is redefining the efficiency and cost profiles of clients' core processes through the application of the power of Watson, cognitive and deep analytics.

        Technology Services & Cloud Platforms provides comprehensive IT infrastructure services creating business value for clients through integrated services that incorporate unique intellectual property within its global delivery model. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading edge, high-quality services with improved productivity, flexibility, cost and outcomes.

Technology Services & Cloud Platforms Capabilities

        Infrastructure Services: delivers a portfolio of cloud, project-based, outsourcing and other managed services focused on clients' enterprise IT infrastructure environments to enable digital transformation and deliver improved quality, flexibility, risk management and financial value. The portfolio includes a comprehensive set of hybrid cloud services and solutions to assist clients in building and running enterprise IT environments that utilize public and private clouds and traditional IT. The IBM Cloud Platform offers leading edge services to developers and IBM's Cloud Infrastructure-as-a-Service covers a wide variety of workloads with unprecedented performance. These offerings integrate long-standing expertise in service management and technology with the ability to utilize the power of new technologies, including those from other IBM business segments. The portfolio is built around a key set of predictive and proactive solutions addressing systems, mobility, resiliency, networking, cloud and security. The company's capabilities, including IBM Cloud, cognitive computing and hybrid cloud implementation, can help to deliver high-performance, end-to-end innovation and an improved ability to achieve business objectives.

        Technical Support Services: delivers a comprehensive line of support services to maintain and improve the availability of clients' IT infrastructures. These offerings include maintenance for IBM products and other technology platforms, as well as software and solution support.

        Integration Software: delivers industry-leading hybrid cloud solutions that empower clients to achieve rapid innovation, hybrid integration, and process transformation with choice and consistency across public, dedicated and local cloud environments, leveraging IBM's Bluemix Platform-as-a-Service solution. Integration Software offerings and capabilities help clients address the digital imperatives to create, connect and optimize their applications, data and infrastructure on their journey to become cognitive businesses.

        Systems provides clients with innovative infrastructure technologies to help meet the new requirements of hybrid cloud and cognitive workloads—from deploying advanced analytics, to moving to digital service delivery with the cloud, and securing mobile transaction processing. Approximately half of Systems Hardware's server and storage sales transactions are through the company's business partners, with the balance direct to end-user clients. IBM Systems also designs advanced semiconductor and systems technology in collaboration with IBM Research, primarily for use in the company's systems.

Systems Capabilities

        Servers: a range of high-performance systems designed to address computing capacity, security and performance needs of businesses, hyperscale cloud service providers and scientific computing organizations. The portfolio includes z Systems, a trusted enterprise platform for integrating data, transactions and insight, and Power Systems, a system designed from the ground up for big data and analytics, optimized for scale-out cloud and Linux, and delivering open innovation with OpenPOWER.

        The company is a founding member of the OpenPOWER foundation, a group of industry-leading companies developing high-performance compute technologies and solutions based on the IBM POWER architecture.

        Storage: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information and to fuel data-centric cognitive applications. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of software-defined storage solutions, flash storage, disk and tape storage solutions.

        Operating Systems Software: The company's z/OS is a security-rich, scalable, high-performance enterprise operating system for z Systems. Power Systems offers a choice of AIX or Linux operating systems. These operating systems leverage POWER architecture to deliver secure, reliable and high- performing enterprise-class workloads across a breadth of server offerings.

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

Global Financing Capabilities

        Client Financing: lease, installment payment plan and loan financing to end users and internal clients for terms up to seven years. Assets financed are primarily new and used IT hardware, software and services where the company has expertise. Internal financing is predominantly in support of Technology Services & Cloud Platforms' long-term client service contracts. All internal financing arrangements are at arm's-length rates and are based upon market conditions.

        Commercial Financing: short-term inventory and accounts receivable financing to suppliers, distributors and remarketers of IBM and OEM products. This includes internal activity where Global Financing factors a selected portion of the company's accounts receivable primarily for cash management purposes, at arm's-length rates.

        Remanufacturing and Remarketing: assets include used equipment returned from lease transactions, or used and surplus equipment acquired internally or externally. These assets may be refurbished or upgraded and sold or leased to new or existing clients both externally or internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Systems and Technology Services & Cloud Platforms. Systems may also sell the equipment that it purchases from Global Financing to external clients.

IBM Worldwide Organizations

        The following worldwide organizations play key roles in IBM's delivery of value to its clients:

  •
  Global Markets (formerly Sales and Distribution)

  •
  Research, Development and Intellectual Property

  •
  Integrated Supply Chain

Global Markets

        IBM has a global presence, operating in more than 175 countries with a broad-based geographic distribution of revenue. The company's Global Markets organization manages IBM's global footprint, working closely with dedicated country-based operating units to serve clients locally. These country teams have client relationship managers who lead integrated teams of consultants, solution specialists and delivery professionals to enable clients' growth and innovation. These local teams develop deep relationships with their clients to bring together capabilities from IBM and its network of Business Partners to develop and implement solutions.

        By complementing local expertise with global experience and digital capabilities, IBM builds broad-based client relationships. This local management focus fosters speed in addressing new markets and making investments in emerging opportunities. The Global Markets organization serves clients with expertise in their industry as well as through the products and services that IBM and partners supply. IBM is also expanding its reach to smaller clients through digital marketing, digital marketplaces, inside sales and local Business Partner resources.

        IBM continues to invest to capture opportunities in key growth markets around the world—India, China and Southeast Asia; Eastern Europe; the Middle East and Africa; and Latin America. Major IBM markets include the G7 countries of Canada, France, Germany, Italy, Japan, the United States (U.S.) and the United Kingdom (U.K.), as well as Austria, the Bahamas, Belgium, the Caribbean, Cyprus, Denmark, Finland, Greece, Iceland, Ireland, Israel, Malta, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests 6 to 7 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through global labs on near-term and midterm innovations. It contributes many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research scientists are conducting pioneering work in artificial intelligence, analytics, security, nanotechnology, cloud computing, blockchain, quantum computing, silicon and post-silicon computing architectures, data-centric systems and more—applying these technologies across industries including healthcare, Internet of Things, education and financial services.

        In 2016, IBM was awarded more U.S. patents than any other company for the 24th consecutive year. IBM's 8,088 patents awarded in 2016 represent a diverse range of inventions in artificial intelligence and cognitive computing, cognitive health, cloud, cybersecurity and other strategic growth areas for the company.

        The company continues to actively seek intellectual property (IP) protection for its innovations, while increasing emphasis on other initiatives designed to leverage its IP leadership. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. As part of its business model, the company licenses certain of its intellectual property, which is high-value technology, but may be in more mature markets. The licensee drives the future development of the IP and ultimately expands the customer base. This generates IP income for the company both upon licensing, and with ongoing royalty arrangements between it and the licensee. While the company's various proprietary IP rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

Integrated Supply Chain

        IBM has an extensive integrated supply chain, procuring materials and services globally. Additionally, growth in client spend managed by IBM's procurement organization continues to demonstrate clients' faith that IBM can reduce clients' cost through the transformation of source-to-pay operations. The supply, manufacturing and logistics operations are seamlessly integrated and have optimized inventories over time. Simplifying and streamlining internal processes has improved sales force productivity and operational effectiveness and efficiency. Supply chain resiliency enables IBM to reduce its risk during marketplace changes.

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

        Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. The company has been executing a strategy to transform its business, including shifting to higher value market segments and offerings and increasing its capabilities through organic investments, partnerships and strategic acquisitions. As the company executes its strategy, it has entered into new markets, such as cloud and cognitive, including business analytics and "as-a-service" solutions, which exposes the company to new competitors. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Cognitive Solutions:

        The Cognitive Solutions segment leads the burgeoning market for artificial intelligence infused software solutions. Increasingly, technology companies are looking to implement software solutions that will take advantage of the massive amounts of data businesses hold in order to improve business outcomes for their clients. The Watson platform is integrated throughout the Cognitive Solutions segment. Watson is the first commercially available cognitive computing capability, representing a new era in computing. Delivered through the cloud, the platform analyzes high volumes of data, understands complex questions posed in natural language, and proposes evidence-based answers. Watson continuously learns in three ways: by being taught by its users, by learning from prior interactions, and by being presented with new information.

        Its key competitive factors include a wide range of powerful cognitive services—from conversation services and machine vision to deep learning. IBM is unique amongst its competitors in providing transparency so users and decision makers can see the data sources and training methods and thus have confidence in the recommendations. The insights produced by IBM's cognitive systems are trained and designed for specific industries including Health, Financial Services, Education, Retail and others.

        Specifically, Cognitive Solutions includes solutions software, delivered both on-premise and "as-a-service", and transaction processing software. The solutions software portfolio, which spans Watson data management, analytics, security, and social capabilities, provides comprehensive business and industry-specific offerings to IT decision makers. IT buyers include chief information officers as well as line of business buyers, such as chief marketing and procurement officers, chief information security officers and chief financial officers. The transaction processing software portfolio, mostly delivered on-premise, runs mission-critical systems in industries such as banking, airlines and retail.

        The depth and breadth of the software offerings, coupled with the company's global markets and technical support infrastructure, differentiate its capabilities from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to its differentiation. The company's principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon) Cisco Systems, Inc. (Cisco), Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), Salesforce.com and SAP. The company also competes with smaller, niche competitors in specific geographic or product markets worldwide.

Global Business Services and Technology Services & Cloud Platforms:

        The company's services segments, Global Business Services and Technology Services & Cloud Platforms, operate in a highly competitive and continually evolving global market. The principal competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in these businesses include its global reach and scale, global delivery model, best-of-breed process and industry skills, extensive technology expertise, services assets, an ability to deliver integrated solutions that can address clients' needs in any environment and with a strong set of relationships with clients and strategic business partners worldwide.

Global Business Services:

        GBS competes in consulting, systems integration, application management and business process outsourcing services. The company competes with broad based competitors including: Accenture, Capgemini, Computer Sciences Corporation, Fujitsu, Google, Hewlett-Packard (HPE) and Microsoft; India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Technology Services & Cloud Platforms:

        Technology Services & Cloud Platforms competes in strategic outsourcing, cloud services, and a wide range of technical and IT support services. The company competes with broad based competitors including: Accenture, Amazon, Computer Sciences Corporation, Fujitsu, Google, HPE and Microsoft; India-based service providers; and many companies that primarily focus on local markets or niche service areas.

        This segment also includes the company's Integration Software offerings. Integration Software helps clients address the digital imperatives to create, connect and optimize their applications, data and infrastructure on their journey to become cognitive businesses. The company competes with Amazon, BMC, Microsoft, Oracle, VMWare as well as companies that primarily focus on niche solutions and offerings.

Systems:

        The enterprise server and storage market is characterized by competition in technology and service innovation focused on value, function, reliability, price and cost performance. The company's principal competitors include Dell Technologies, HPE, Intel, Pure Storage, Oracle, and lower cost original device manufacturer systems that are often re-branded. Also, alternative as-a-service providers are leveraging innovation in technology and service delivery both to compete with traditional providers and to offer new routes to market for server and storage systems. These alternative providers include Amazon, Google, Microsoft, and IBM's own cloud-based services.

        The company gains advantage and differentiation through investments in higher value capabilities—from semiconductor through software stack innovation—that increase efficiency, lower cost and improve performance. The company's research and development capabilities and intellectual property patent portfolio contribute significantly to this segment's leadership across areas as diverse as high performance computing, virtualization technologies, software optimization, power management, security, multi-operating system capabilities and open technologies like interconnect standards to be leveraged by broad ecosystems.

Global Financing:

        Global Financing provides client financing, commercial financing and participates in the remarketing of used equipment. Global Financing's access to capital and its ability to manage increased exposures provide a competitive advantage for the company. The key competitive factors include price, IT product expertise, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of IT companies such as Cisco and HP, non-captive financing entities of companies such as General Electric Company and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 12 to 18 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2016 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 150 to 154.

        Financial information by geographic areas—page 154.

        Amount spent during each of the last three years on R&D activities—page 132.

        Financial information regarding environmental activities—page 123.

        The number of persons employed by the registrant—page 76.

        The management discussion overview—pages 27 to 30.

        Available information—page 159.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 28, 2017):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	59	2005
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	52	2015
Erich Clementi, Senior Vice President, IBM Global Markets	58	2010
Robert F. Del Bene, Vice President and Controller	57	2017
Diane J. Gherson, Senior Vice President, Human Resources	59	2013
James J. Kavanaugh, Senior Vice President, Transformation and Operations	50	2008
John E. Kelly III, Senior Vice President, IBM Cognitive Solutions and IBM Research	63	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	60	2014
Martin J. Schroeter, Senior Vice President and Chief Financial Officer	52	2014

*
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors annually as provided in the By-laws. Each executive officer named above, with the exception of Kenneth M. Keverian, has been an executive of IBM or its subsidiaries during the past five years.

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

        The Company may not meet its Growth and Productivity Objectives under its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by transforming and globally integrating its own business processes, functions and technologies to remain competitive and to enable scaling of resources and offerings in both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company's competitiveness and its ability to meet its growth and productivity objectives.

        Failure of Innovation Initiatives could impact the Long-Term Success of the Company: IBM has been moving away from certain segments of the IT industry and into areas in which it can differentiate itself through innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. If the company's brand image is tarnished by negative perceptions, its ability to attract and retain customers could be impacted.

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

        Cybersecurity and Privacy Considerations could impact the Company's Business: The company's products, services, and systems may affect critical third party operations or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly challenging and may have impacts on the company's business, including increased risk, costs, and expanded compliance obligations. As the company's business focus on data grows, the potential impact of these vulnerabilities and regulations on the company's business, risks, and reputation may grow accordingly. The General Data Protection Regulation that will come into force in the European Union in May 2018 will cause the company to incur additional compliance costs.

        Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the company includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware or other attacks; and business delays, service or system disruptions or denial of service. In the event of such actions, the company, its customers or other third parties could be exposed to potential liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. The company experiences and responds to cybersecurity threats, although none has had a material adverse effect on the company to date. As the company's business and the cybersecurity landscape evolve, the company may also find it necessary to make significant further investments to protect data and infrastructure. Cybersecurity risk to the company and its customers will also depend on factors such as actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation.

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

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        Tax Matters could impact the Company's Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM's provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company's results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact the company's income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, IBM is subject to the continuous examination of its income tax returns by the United States Internal Revenue Service and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the company's provision for income taxes and cash tax liability.

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM's 2016 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2016 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2016 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

        The Company Depends on Skilled Personnel and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled personnel, including technical, marketing and staff resources. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of or insufficient knowledge and skills. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Further, many of IBM's key personnel receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

        The Company's Business could be impacted by its Relationships with Critical Suppliers: IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on a single or a limited number of suppliers, and with the completion of GLOBALFOUNDRIES' acquisition of IBM's global commercial semiconductor business in 2015, it became IBM's exclusive server processor technology provider for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

        Product Quality Issues could impact the Company's Business and Operating Results: The company has rigorous quality control standards and processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions, defects or disruptions in service are experienced by customers, there could be negative consequences that could impact customers' business operations and harm the company's business's operating results.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2016 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

        The Company is Subject to Legal Proceedings Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2016 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        At December 31, 2016, IBM's manufacturing and development facilities in the United States had aggregate floor space of 8 million square feet, of which 7 million was owned and 1 million was leased. Similar facilities in 16 other countries totaled 6 million square feet, of which 2 million was owned and 4 million was leased. The company's facilities are utilized for current operations of all its segments.

        Although improved production techniques, productivity gains, divestitures and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 127 to 129 of IBM's 2016 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 156 and 159 of IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 425,272 common stockholders of record at February 10, 2017.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2016— October 31, 2016	2,099,548	$153.73	2,099,548	$5,661,310,700
November 1, 2016— November 30, 2016	1,584,897	$160.79	1,584,897	$5,406,480,346
December 1, 2016— December 31, 2016	1,805,114	$165.07	1,805,114	$5,108,501,284

Total	5,489,559	$159.50	5,489,559

(1)
On October 27, 2015, the Board of Directors authorized $4.0 billion in funds for use in the company's common stock repurchase program. On October 25, 2016, the Board of Directors authorized an additional $3.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 155 and 156 of IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 26 through 81 of IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 74 and 75 of IBM's 2016 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 84 through 154 of IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 82 and 83 of IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Due to retirement, Joan E. Spero will not stand for re-election at the company's annual meeting of stockholders on April 25, 2017. As a result, Article III, Section 2 of the company's By-Laws was amended to decrease the number of directors to thirteen, effective April 25, 2017. The full text of IBM's By-Laws, as amended effective April 25, 2017, is included as Exhibit 3.2 to this report.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "General Information—Audit Committee" and "2016 Director Compensation Narrative—Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 28, 2017)" on page 12 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "2016 Director Compensation Narrative," "2016 Director Compensation Narrative—2016 Director Compensation Table," "2016 Compensation Discussion and Analysis," "2016 Summary Compensation Table Narrative," "2016 Summary Compensation Table," "2016 Grants of Plan-Based Awards Table," "2016 Outstanding Equity Awards at Fiscal Year-End Narrative," "2016 Outstanding Equity Awards at Fiscal Year-End Table," "2016 Option Exercises and Stock Vested Table," "2016 Retention Plan Narrative," "2016 Retention Plan Table," "2016 Pension Benefits Narrative," "2016 Pension Benefits Table," "2016 Nonqualified Deferred Compensation Narrative," "2016 Nonqualified Deferred Compensation Table," "2016 Potential Payments Upon Termination Narrative," "2016 Potential Payments Upon Termination Table," "General Information—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—2016 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	1,502,331		$139.78	—
RSUs	8,245,950		N/A	—
PSUs	4,145,700	(2)	N/A	—

Subtotal	13,893,981		$139.78	90,914,867
Equity compensation plans not approved by security holders
Options	111,592		$102.80	—
RSUs	653,142		N/A	—
PSUs	166,437	(2)	N/A	—
DCEAP shares	184,240		N/A	—

Subtotal	1,115,411		$102.80	15,803,705

Total	15,009,392		$137.22	106,718,572

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 39 acquisition transactions, 604,784 additional share based awards, consisting of stock options, were outstanding at December 31, 2016 as a result of the Company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $33.16. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,763,800 and for equity compensation plans not approved by security holders is 110,958. For additional information about PSUs, including payout calculations, refer to the information under "2016 Summary Compensation Table Narrative," in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017.

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

IBM Deferred Compensation and Equity Award Plan

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock either as lump sum or installments pursuant to the director's distribution election. For additional information about the DCEAP, see "2016 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—IBM Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2016 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 83).

      Consolidated Statement of Earnings for the years ended December 31, 2016, 2015 and 2014 (page 84).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (page 85).

      Consolidated Statement of Financial Position at December 31, 2016 and 2015 (page 86).

      Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 (page 87).

      Consolidated Statement of Changes in Equity at December 31, 2016, 2015 and 2014 (pages 88 and 89).

      Notes to Consolidated Financial Statements (pages 90 through 154).

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
The By-laws of IBM, as amended through April 26, 2016, is Exhibit 3.2(b) to Form 10-K for the year ended December 31, 2015, and is hereby incorporated by reference.
	The By-laws of IBM, as amended effective April 25, 2017.	3.2
(4)	Instruments defining the rights of security holders.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
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
The instrument defining the rights of the holders of the 1.875% Notes due 2019 is Exhibit 3.1 to Form 8-K, filed May 10, 2012, and is hereby incorporated by reference.
The instruments defining the rights of the holders of the 1.875% Notes due 2022 is Exhibit 2.1 to Form 8-K, filed July 27, 2012, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 1.375% Notes due 2019 is Exhibit 2.1 to Form 8-K, filed November 16, 2012, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 1.250% Notes due 2018 is Exhibits 2.1 to Form 8-K, filed February 7, 2013, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 1.625% Notes due 2020 is 3.1 to Form 8-K, filed May 6, 2013, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 3.375% Notes is Exhibit 2.1 to Form 8-K, filed July 31, 2013, and is hereby incorporated by reference.

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

The instruments defining the rights of the holders of the 1.950% Notes due 2019, Floating Rate Notes due 2019 and 3.625% due 2024 are Exhibits 3, 4 and 5 to Form 8-K, filed February 11, 2014, and are hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 0.500% Notes due 2021, 1.125% Notes due 2024 and 1.750% Notes due 2028 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K filed March 4, 2016 and are hereby incorporated by reference.
The instrument defining the rights of the holders of the 0.30 Notes due 2026 is Exhibit 4 to Form 8-K filed November 1, 2016 and is hereby incorporated by reference.
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
The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*
Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*
Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2016 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2017, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2009 contained in Registration Statement No. 333-171968 on Form S-8, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of February 25, 2014, which was filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014, and is hereby incorporated by reference.*

Amendment No. 5 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 9, 2014 , which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

Amendment No. 6 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2015, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2015, and is hereby incorporated by reference.*

Amendment No. 7 to the IBM Excess 401 (k) Plus Plan, a compensatory plan, dated as of June 30, 2016, which was filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement.	10.1
	Letter dated December 4, 2008, signed by Erich Clementi and IBM, effective January 1, 2009.	10.2
	Letter dated January 28, 2015, signed by Martin Jetter and IBM, effective February 1, 2015.	10.3

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
	Second Amendment, dated as of October 21, 2016, to the 5-Year Credit Agreement, among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto and the Syndication Agents and Documentation Agents therein.	10.4
	Agent Letter dated October 21, 2016 from JPMorgan Chase Bank, N.A., as Administrative Agent to the Five-Year Credit Agreement (as amended), confirming the extension of the Termination Date of the Five-Year Credit Agreement to November 10, 2021, with Schedule 1 reflecting Revolving Credit Commitments of $10,250,000,000.	10.5
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note [P], "Earnings Per Share of Common Stock," on page 132 of IBM's 2016 Annual Report to Stockholders, and is hereby incorporated by reference.

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

**
The Performance Graphs, set forth on page 157 of IBM's 2016 Annual Report to Stockholders, are deemed to be furnished but not filed.

Item 16.    Form 10-K Summary:

        None.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)
By:	/s/ VIRGINIA M. ROMETTY Virginia M. Rometty Chairman of the Board, President and Chief Executive Officer
Date: February 28, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 28, 2017
/s/ MARTIN J. SCHROETER Martin J. Schroeter	Senior Vice President and Chief Financial Officer	February 28, 2017
/s/ ROBERT F. DEL BENE Robert F. Del Bene	Vice President and Controller (Chief Accounting Officer)	February 28, 2017

Kenneth I. Chenault	Director	By:	/s/ CHRISTINA M. MONTGOMERY Christina M. Montgomery
Michael L. Eskew	Director		Attorney-in-fact February 28, 2017
David N. Farr	Director
Mark Fields	Director
Alex Gorsky	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
Hutham S. Olayan	Director
James W. Owens	Director
Joan E. Spero	Director
Sidney Taurel	Director
Peter R. Voser	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
International Business Machines Corporation:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2017 appearing in the 2016 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2017

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions*	Write-offs**	Other***	Balance at End of Period
Allowance For Credit Losses
2016
—Current	$909	$87	$(307)	$(13)	$675

—Noncurrent	$118	$(2)	$(7)	$(8)	$101

2015
—Current	$829	$226	$(92)	$(55)	$909

—Noncurrent	$126	$8	$(1)	$(14)	$118

2014
—Current	$636	$276	$(48)	$(35)	$829

—Noncurrent	$80	$57	$(4)	$(7)	$126

Allowance For Inventory Losses
2016	$483	$178	$(150)	$14	$525

2015	$564	$165	$(230)	$(15)	$483

2014	$623	$211	$(232)	$(38)	$564

Revenue Based Provisions
2016	$505	$1,377	$(1,392)	$(9)	$481

2015	$616	$1,658	$(1,741)	$(28)	$505

2014	$827	$2,519	$(2,693)	$(37)	$616

*
Additions for Allowance for Credit Losses and Allowance for Inventory Losses are charged to expense and cost accounts, respectively, while Revenue Based Provisions are charged to revenue accounts.

**
See Note A, "Significant Accounting Policies," on Exhibit 13 to Form 10-K, page 98 in the Notes to the Consolidated Financial Statements for additional information regarding allowance for credit loss write-offs.

***
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
  Item 16. Form 10-K Summary
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31: (Dollars in Millions)